Form 10-Q
period 1996-03-29
INVESTMENT TECHNOLOGY GROUP INC
filed 1996-05-13
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the quarterly period ended March 29, 1996                  Commission file number: 0 - 23644

                       INVESTMENT TECHNOLOGY GROUP, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                                  13 - 3757717
- - ------------------------------------------------            ------------------------------------------------
(State or Other Jurisdiction of Incorporation or                  (I.R.S. Employer Identification No.)
                  Organization)

     900 Third Avenue, New York, New York                                   (212) 755 - 6800
- - ------------------------------------------------            ------------------------------------------------
    (Address of Principal Executive Offices)                 (Registrant's Telephone Number, Including Area
                                                                                 Code)
                      10022
- - ------------------------------------------------
                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes /X/   No /  /


As of April 29, 1996, the Registrant had 18,259,800 shares of common stock, $.01 par value, outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS
                          PART IFINANCIAL INFORMATION

                                                                                                     Page
                                                                                                    ------
Item 1.      Financial Statements
             Consolidated Statement of Financial Condition:
                 March 29, 1996 (unaudited) and December 31, 1995 . . . . . . . . . . . . . . .        3
             Consolidated Statement of Operations (unaudited):
                 Three Months Ended March 29, 1996 and March 31,1995  . . . . . . . . . . . . .        4
             Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                 Three Months Ended March 29, 1996  . . . . . . . . . . . . . . . . . . . . . .        5
             Consolidated Statement of Cash Flows (unaudited):
                 Three Months Ended March 29, 1996 and March 31,1995  . . . . . . . . . . . . .        6
             Condensed Notes to Consolidated Financial Statements (unaudited) . . . . . . . . .        7
Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

                                          PART II OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .        9


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION
Item 1.          Financial Statements

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                    March 29,                  December 31,
                                                                       1996                        1995
                                                            ---------------------      ----------------------
ASSETS                                                             (unaudited)
Cash and cash equivalents . . . . . . . . . . . . . .       $            24,859         $           17,960
Securities owned  . . . . . . . . . . . . . . . . . .                     8,417                      8,509
Trade receivable from affiliate . . . . . . . . . . .                     9,568                      7,766
Due from affiliates . . . . . . . . . . . . . . . . .                       904                      5,001
Premises and equipment  . . . . . . . . . . . . . . .                     5,684                      4,852
Capitalized software  . . . . . . . . . . . . . . . .                     2,947                      2,757
Other assets  . . . . . . . . . . . . . . . . . . . .                     6,267                      5,122
Goodwill  . . . . . . . . . . . . . . . . . . . . . .                     2,883                      3,021
Deferred tax asset  . . . . . . . . . . . . . . . . .                     1,376                        330
                                                            ---------------------      ----------------------
                                                            $            62,905         $           55,318
                                                            =====================      ======================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses . . . . . . . .       $             7,080         $            5,112
Software royalties payable  . . . . . . . . . . . . .                     2,305                      1,794
Securities sold, not yet purchased  . . . . . . . . .                     1,452                       -
Due to affiliates . . . . . . . . . . . . . . . . . .                       754                      2,243
Income taxes payable to affiliate . . . . . . . . . .                     1,787                        690
                                                            ---------------------      ----------------------
                                                                         13,378                      9,839

Stockholders' equity:
  Preferred stock, par value $.01; shares authorized:
    5,000,000; none issued  . . . . . . . . . . . . .                     -                            -
  Common stock, par value $.01; shares authorized:
    30,000,000; shares issued: 18,700,000   . . . . .                       187                        187
  Additional paid-in capital  . . . . . . . . . . . .                    36,055                     36,055
  Retained earnings...................  . . . . . . .                    16,675                     11,279
  Common stock held in treasury, at cost; shares:
    420,200 at March 29, 1996 and 310,200 at December
    31, 1995  . . . . . . . . . . . . . . . . . . . .                    (3,390)                    (2,042)
                                                            ---------------------      ----------------------
  Total stockholders' equity  . . . . . . . . . . . .                    49,527                     45,479
                                                            ---------------------      ----------------------
                                                            $            62,905         $           55,318
                                                            =====================      ======================

Book value per share  . . . . . . . . . . . . . . . .       $              2.71         $             2.47
                                                            =====================      ======================

     See accompanying unaudited notes to consolidated financial statements.





               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                     Three Months Ended
                                                           -----------------------------------
                                                                 March 29,           March 31,
                                                                   1996                 1995
                                                           ----------------   ----------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . .   $       26,667      $      16,343
                                                           ----------------   ----------------
Expenses:
    Compensation and employee benefits . . . . . . . . .            5,869              3,542
    Transaction processing . . . . . . . . . . . . . . .            3,699              2,206
    Software royalties   . . . . . . . . . . . . . . . .            2,221              1,381
    Occupancy and equipment  . . . . . . . . . . . . . .            1,027                818
    Consulting . . . . . . . . . . . . . . . . . . . . .              854                563
    Telecommunications and data processing services  . .            1,251                486
    Other general and administrative . . . . . . . . . .            2,112              1,566
                                                           ----------------   ----------------
                                                                   17,033             10,562
                                                           ----------------   ----------------
    Earnings before income tax expense . . . . . . . . .            9,634              5,781
Income tax expense . . . . . . . . . . . . . . . . . . .            4,238              2,606
                                                           ----------------   ----------------
Net earnings . . . . . . . . . . . . . . . . . . . . . .   $        5,396      $       3,175
                                                           ================   ================
Net earnings per share of common stock . . . . . . . . .   $         0.29      $        0.17
                                                           ================   ================
Weighted average shares of common stock and common
stock equivalents outstanding. . . . . . . . . . . . . .           18,425             18,531
                                                           ================   ================

     See accompanying unaudited notes to consolidated financial statements.





               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED MARCH 29, 1996
                              DOLLARS IN THOUSANDS

                                                                                            ADDITIONAL
                                                 PREFERRED             COMMON                PAID-IN              RETAINED
                                                   STOCK                STOCK                CAPITAL              EARNINGS
                                           ----------------------------------------------------------------------------------
Balance at December 31, 1995  . . . . .    $         -         $         187        $         36,055      $          11,279

Purchase of common stock
 for treasury (110,000 shares)  . . . .

Net earnings  . . . . . . . . . . . . .                                                                               5,396
                                           ----------------------------------------------------------------------------------
Balance at March 29, 1996 . . . . . . .    $         -        $          187        $         36,055      $          16,675
                                           ==================================================================================


                                                    COMMON                    TOTAL
                                                     STOCK                    STOCK-
                                                    HELD IN                  HOLDERS'
                                                    TREASURY                  EQUITY
                                           ----------------------------------------------
Balance at December 31, 1995  . . . . .     $       (2,042)        $           45,479

Purchase of common stock
 for treasury (110,000 shares)  . . . .             (1,348)                    (1,348)

Net earnings  . . . . . . . . . . . . .                                         5,396
                                           ----------------------------------------------
Balance at March 29, 1996 . . . . . . .     $       (3,390)        $           49,527
                                           ==============================================

    See accompanying unaudited notes to consolidated financial statements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                                                                Three Months Ended
                                                                                   -----------------------------------------
                                                                                           March 29,           March 31,
                                                                                             1996                1995
                                                                                   -----------------------------------------
 Cash flows from operating activities:
      Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       5,396       $           3,175
      Adjustments to reconcile net earnings to net cash provided by operating activities:
          Deferred income tax (benefit) expense  . . . . . . . . . . . . . . . .           (1,046)                  1,947
          Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .              772                     489
      Decrease (increase) in operating assets:
              Securities owned . . . . . . . . . . . . . . . . . . . . . . . . .               92                      -
              Trade receivable from affiliate  . . . . . . . . . . . . . . . . .           (1,802)                 (1,290)
              Due from affiliates  . . . . . . . . . . . . . . . . . . . . . . .            4,096                      -
              Income taxes receivable from affiliate   . . . . . . . . . . . . .                -                     746
              Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,267)                   (124)
   Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses  . . . . . . . . . . . . . .            2,083                     417
              Software royalties payable . . . . . . . . . . . . . . . . . . . .              512                     322
              Securities sold, not yet purchased . . . . . . . . . . . . . . . .            1,452                      -
              Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . .           (1,489)                    442
              Income taxes payable to affiliate  . . . . . . . . . . . . . . . .            1,097                     700
                                                                                   -----------------------------------------
      Net cash provided by operating activities  . . . . . . . . . . . . . . . .            9,896                   6,824
                                                                                   -----------------------------------------
 Cash flows from financing activities:
      Purchase of common stock for treasury  . . . . . . . . . . . . . . . . . .           (1,348)                   (280)
                                                                                   -----------------------------------------
      Net cash used by financing activities  . . . . . . . . . . . . . . . . . .           (1,348)                   (280)
                                                                                   -----------------------------------------
 Cash flows from investing activities:
      Investment in VERSUS Technologies, Inc.  . . . . . . . . . . . . . . . . .                8                     250
      Purchase of premises and equipment   . . . . . . . . . . . . . . . . . . .           (1,180)                   (698)
      Capitalization of software development costs   . . . . . . . . . . . . . .             (477)                   (589)
                                                                                   -----------------------------------------
      Net cash used by investing activities  . . . . . . . . . . . . . . . . . .           (1,649)                 (1,037)
                                                                                   -----------------------------------------
      Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . .            6,899                   5,507
 Cash and cash equivalents - beginning of period . . . . . . . . . . . . . . . .           17,960                  21,446
                                                                                   -----------------------------------------
 Cash and cash equivalents - end of period . . . . . . . . . . . . . . . . . . .    $      24,859       $          26,953
                                                                                   =========================================

 Supplemental cash flow information:
      Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $          12       $               8
                                                                                   =========================================
      Income taxes paid to (received from) affiliate   . . . . . . . . . . . . .    $       4,187       $            (787)
                                                                                   =========================================

     See accompanying unaudited notes to consolidated financial statements.





               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, and ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at March 29, 1996.

All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's 1995 annual report on Form 10-K.

Certain reclassifications have been made to the financial statements for the prior period to conform to the presentation for 1996.

INCOME TAXES

The Company is a member of the Jefferies affiliated group ("Group") for purposes of filing a Federal income tax return (i.e., Jefferies Group owns more than 80% of the Company). The Company's tax liability is determined on a "separate return" basis. That is, the Company is required to pay to Jefferies Group its proportionate share of the consolidated tax liability plus any excess of its "separate" tax liability (assuming a separate tax return were to be filed by the Company) over its proportionate amount of the consolidated Group tax liability. Alternatively, Jefferies Group is required to pay the Company an "additional amount" for the amount by which the consolidated tax liability of the Group is decreased by reason of inclusion of the Company in the Group.





               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995 (Dollars in millions, except as noted)

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Revenues                                                  $26.7                $16.3          $10.4         64%
Number of Trading Days                                      63                   63             0           0%
Revenues per Trading Day (Dollars in thousands)            $423                 $259           $164         63%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the quarter ended March 29, 1996, POSIT revenues were approximately 55% or $6.0 million above the comparable period for 1995, while QuantEX revenues were approximately 70% or $2.3 million above the comparable period for 1995. For the quarter ended March 29, 1996, other electronic trading desk services were $2.5 million above the comparable period for 1995.

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Compensation and employee benefits expense                $  5.9               $  3.5          $ 2.3        66%
Number of employees at period end                          127                   95             32          34%
Revenues per employee (Dollars in thousands)              $210                 $172            $38          22%
Compensation and employee benefits expense per
    employee (Dollars in thousands)                       $ 46                 $ 37            $ 9           24%

The increase is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Transaction processing expense                             $3.7                 $2.2           $1.5         68%
Transaction processing expense per revenues               13.9%                13.5%           0.4%        3.0%

The increase is primarily due to the expense associated with a higher volume of transactions in 1996. The increase as a percentage of revenues increased by 3% primarily because the QuantEX revenues were a larger mix of the total revenues. The QuantEX product has slightly lower margins than POSIT because there are no floor brokerage expenses associated with POSIT.

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Software royalties expense                                 $2.2                 $1.4           $0.8         61%

The increase is due to higher revenue associated with POSIT.

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Occupancy and equipment expense                            $1.0                 $0.8           $0.2         26%

The increase is due primarily to depreciation of capital expenditures acquired since the beginning of 1995 and increased rent expense, both of which are primarily related to the opening of the Boston office.

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Consulting expense                                         $0.9                 $0.6           $0.3         52%

Consulting is primarily for equity research functions which the Company currently believes are advantageous to out-source. The increase is due primarily to the Firm undertaking special projects related to contingency planning and systems' security.





               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Telecomunications and data processing services
expense                                                    $1.3                 $0.5           $0.8        157%

The increase is due primarily to an increase in quotation services charges and communications charges associated with the increased number of QuantEX installations as well as the increased amount of QuantEX business.

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Other general and administrative expense                   $2.1                 $1.6           $0.5         35%

The increase is largely due to an increase in amortization of capitalized software and an allowance for general legal expenses.

                                                             Three Months Ended                      Change
                                                             ------------------                      ------
                                                      March 29, 1996       March 31, 1995     Amount    Percentage
                                                      --------------       --------------     ------    ----------
Income tax expense                                         $4.2                 $2.6           $1.6         63%

The increase is primarily due to the increase in pretax earnings partially offset by a decrease in the effective tax rate from 45% to 44%.

PART II. - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits

             There are no exhibits for the quarter ended March 29, 1996.

    (b)      Reports on Form 8-K.

             There were no reports filed on Form 8-K during the quarter ended March 29, 1996.





               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INVESTMENT TECHNOLOGY GROUP, INC.
                                      ---------------------------------
                                                 (Registrant)

Date:   May 13, 1996            By:  /s/ John R. MacDonald
        ------------------          ----------------------
                                         John R. MacDonald
                                         Chief Financial Officer, and
                                         Duly Authorized Signatory of Registrant





               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX
                                -------------


                 EXHIBIT 27          Financial Data Schedule