Form 10-Q
period 1996-06-28
INVESTMENT TECHNOLOGY GROUP INC
filed 1996-08-13
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended June 28, 1996   Commission file number: 0 - 23644

                        INVESTMENT TECHNOLOGY GROUP, INC.


             (Exact Name of Registrant as Specified in Its Charter)


       DELAWARE                                           13 - 3757717
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)



   900 Third Avenue, New York, New York                 (212) 755 - 6800
(Address of Principal Executive Offices)         (Registrant's Telephone Number,
                                                       Including Area Code)


               10022
             (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




Yes [X]    No [  ]




As of August 5, 1996, the Registrant had 18,254,800 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
Item 1.       Financial Statements
              Consolidated Statement of Financial Condition:
                  June 28, 1996 (unaudited) and December 31, 1995....................................      3
              Consolidated Statement of Operations (unaudited):
                  Six Months Ended June 28, 1996 and June 30, 1995..................................       4
              Consolidated Statement of Operations (unaudited):
                  Three Months Ended June 28, 1996 and June 30, 1995................................       5
              Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                  Six Months Ended June 28, 1996....................................................       6
              Consolidated Statement of Cash Flows (unaudited):
                  Six Months Ended June 28, 1996 and June 30, 1995..................................       7
              Condensed Notes to Consolidated Financial Statements (unaudited)......................       8
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................       9
Item 4.       Submission of Matters to a Vote of Security Holders...................................       12

                           PART II  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................       12


               Investment Technology Group, Inc. and Subsidiaries

PART I. - FINANCIAL INFORMATION
Item 1.           Financial Statements
                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                    DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                    June 28,          December 31,
                                                                      1996               1995
                                                                   ----------         ------------
ASSETS                                                             (unaudited)

Cash and cash equivalents........................                    $36,555            $17,960
Securities owned.................................                      6,031              8,509
Trade receivables................................                      4,616              2,482
Trade receivable from affiliate..................                      2,542              7,766
Due from affiliates..............................                        928              5,001
Premises and equipment...........................                      6,679              4,852
Capitalized software.............................                      3,152              2,757
Other assets.....................................                      2,798              2,640
Goodwill.........................................                      2,746              3,021
Deferred tax asset...............................                      1,612                330
                                                                     -------            -------
                                                                     $67,659            $55,318
                                                                     =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses............                    $ 7,832            $ 5,112
Software royalties payable.......................                      2,030              1,794
Securities sold, not yet purchased...............                         63                --
Due to affiliates................................                      2,138              2,243
Income taxes payable to affiliate................                        803                690
                                                                     -------            -------
                                                                      12,866              9,839

Stockholders' equity:
   Preferred stock, par value $.01; shares authorized:
     5,000,000; none issued......................                        --                 --
   Common stock, par value $.01; shares authorized:
     30,000,000; shares issued: 18,700,000.......                        187                187
   Additional paid-in capital....................                     36,055             36,055
   Retained earnings.............................                     22,242             11,279
   Common stock held in treasury, at cost; shares: 440,200
     at June 28, 1996 and 310,200 at December 31, 1995
                                                                      (3,691)            (2,042)
                                                                     -------            -------
   Total stockholders' equity....................                     54,793             45,479
                                                                     -------            -------
                                                                     $67,659            $55,318
                                                                     =======            =======
Book value per share.............................                    $  3.00            $  2.47
                                                                     =======            =======


     See accompanying unaudited notes to consolidated financial statements.


               Investment Technology Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                   Six Months Ended
                                                              -------------------------
                                                              June 28,         June 30,
                                                                1996             1995
                                                                ----             ----

Revenues ...........................................          $52,980          $33,043

Expenses:
     Compensation and employee benefits ............           12,021            7,071
     Transaction processing ........................            7,475            4,933
     Software royalties ............................            4,243            2,645
     Occupancy and equipment .......................            2,284            1,701
     Consulting ....................................            1,546              959
     Telecommunications and data processing services            2,176            1,162
     Other general and administrative ..............            3,749            2,898
                                                              -------          -------
                                                               33,494           21,369
                                                              -------          -------
     Earnings before income tax expense ............           19,486           11,674

Income tax expense .................................            8,523            5,149
                                                              -------          -------

Net earnings .......................................          $10,963          $ 6,525
                                                              =======          =======

Net earnings per share of common stock .............          $  0.59          $  0.35
                                                              =======          =======

Weighted average shares of common stock and common
stock equivalents outstanding ......................           18,606           18,526
                                                              =======          =======

     See accompanying unaudited notes to consolidated financial statements.


               Investment Technology Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                     Three Months Ended
                                                                  ------------------------
                                                                  June 28,         June 30,
                                                                    1996             1995
                                                                    ----             ----


Revenues ...............................................          $26,313          $16,700

Expenses:
     Compensation and employee benefits ................            6,006            3,529
     Transaction processing ............................            3,776            2,727
     Software royalties ................................            2,022            1,264
     Occupancy and equipment ...........................            1,257              883
     Consulting ........................................              692              396
     Telecommunications and data processing services ...              925              676
     Other general and administrative ..................            1,783            1,332
                                                                  -------          -------
                                                                   16,461           10,807
                                                                  -------          -------
     Earnings before income tax expense ................            9,852            5,893

Income tax expense .....................................            4,285            2,543
                                                                  -------          -------

Net earnings ...........................................          $ 5,567          $ 3,350
                                                                  =======          =======

Net earnings per share of common stock .................          $  0.30          $  0.18
                                                                  =======          =======

Weighted average shares of common stock and common stock
equivalents outstanding ................................           18,574           18,520
                                                                  =======          =======


     See accompanying unaudited notes to consolidated financial statements.


               Investment Technology Group, Inc. and Subsidiaries

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 28, 1996
                              DOLLARS IN THOUSANDS

                                                                                              Common         Total
                                                                Additional                     Stock         Stock-
                                     Preferred       Common       Paid-in     Retained        Held in        holders'
                                       Stock          Stock       Capital     Earnings       Treasury        Equity
                                     --------------------------------------------------------------------------------

Balance at December 31, 1995 ...        $--          $   187       $36,055      $11,279       $(2,042)       $45,479
Purchase of common stock
 for treasury (130,000 shares)                                                                 (1,649)        (1,649)
Net earnings ...................                                                 10,963                       10,963
                                        -----------------------------------------------------------------------------
Balance at June 28, 1996 .......        $--          $   187       $36,055      $22,242       $(3,691)       $54,793
                                        ============================================================================



     See accompanying unaudited notes to consolidated financial statements.


               Investment Technology Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                                                            Six Months Ended
                                                                                        --------------------------
                                                                                       June 28,           June 30,
                                                                                         1996               1995
                                                                                         ----               ----

Cash flows from operating activities:
     Net earnings ..........................................................           $10,963            $ 6,525
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Deferred income tax (benefit) expense .............................            (1,282)             1,618
         Depreciation and amortization .....................................             1,618              1,003
         Unearned income related to investments ............................               (83)              (293)
     Decrease (increase) in operating assets:
              Securities owned .............................................             2,478               (865)
              Trade receivables ............................................            (2,134)              (880)
              Trade receivable from affiliate ..............................             5,224             (1,517)
              Due from affiliates ..........................................             4,073                 --
              Income taxes receivable from affiliate .......................                --              1,405
              Other assets .................................................              (303)              (315)
     Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses ........................             2,948              1,325
              Software royalties payable ...................................               236                208
              Termination of plans expense payable .........................                --               (758)
              Due to affiliates ............................................              (105)               689
              Securities sold, not yet purchased ...........................                63                802
              Income taxes payable to affiliate ............................               113              1,614
                                                                                       -------            -------
     Net cash provided by operating activities .............................            23,809             10,561
                                                                                       -------            -------

Cash flows from financing activities:
     Purchase of common stock for treasury .................................            (1,649)              (525)
                                                                                       -------            -------
     Net cash used by financing activities .................................            (1,649)              (525)
                                                                                       -------            -------

Cash flows from investing activities:
     Purchase of premises and equipment ....................................            (2,611)            (2,138)
     Capitalization of software development costs ..........................              (954)              (964)
                                                                                       -------            -------
     Net cash used by investing activities .................................            (3,565)            (3,102)
                                                                                       -------            -------

     Net increase in cash and cash equivalents .............................            18,595              6,934
Cash and cash equivalents - beginning of period ............................            17,960             21,446
                                                                                       -------            -------
Cash and cash equivalents - end of period ..................................           $36,555            $28,380
                                                                                       =======            =======

Supplemental cash flow information:
     Interest paid .........................................................           $    54            $     2
                                                                                       =======            =======
     Income taxes paid to affiliate ........................................           $ 9,692            $   512
                                                                                       =======            =======



     See accompanying unaudited notes to consolidated financial statements.


               Investment Technology Group, Inc. and Subsidiaries

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, and ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at June 28, 1996.

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


               Investment Technology Group, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST HALF 1996 VERSUS FIRST HALF 1995  (Dollars in millions, except as noted)

                                                                  Six Months Ended                       Change
                                                                  ----------------                       ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Revenues                                                     $53.0                 $33.0           $20.0          61%
Number of Trading Days                                         126                   126               0           0%
Revenues per Trading Day (Dollars in thousands)              $ 421                 $ 262           $ 159          61%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the six months ended June 28, 1996, POSIT revenues were approximately 59% or $12.0 million above the comparable period for 1995, while QuantEX revenues were approximately 67% or $5.2 million above the comparable period for 1995. For the six months ended June 28, 1996, other electronic trading desk services were $3.2 million above the comparable period for 1995.

                                                                  Six Months Ended                     Change
                                                                  ----------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Compensation and employee benefits expense                   $12.0                  $7.1           $4.9           69%
Number of employees at period end                              149                   111             38           34%
Revenues per employee (Dollars in thousands)                 $ 356                  $297           $ 59           20%
Compensation and employee benefits expense per
     employee (Dollars in thousands)                         $  81                  $ 64           $ 17           27%

The increase in compensation and employee benefits expense is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                                 Six Months Ended                      Change
                                                                 ----------------                      ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Transaction processing expense                              $ 7.5                 $ 4.9           $ 2.6          53%
Transaction processing expense as a percentage
  of revenues                                                14.2%                 14.8%           (0.6%)      (4.1%)

The increase is primarily due to the expense associated with a higher volume of transactions in 1996. The decrease in expense per revenues is due to lower execution charges as a result of volume discounts and a change in the mix of ticket types in favor of lower priced tickets.

                                                                  Six Months Ended                     Change
                                                                  ----------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Software royalties expense                                    $4.2                  $2.6           $1.6          62%

The increase is due to higher revenue associated with POSIT.

                                                                  Six Months Ended                      Change
                                                                  ----------------                      ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Occupancy and equipment expense                               $2.3                  $1.7           $0.6          35%

The increase is due primarily to depreciation of premises and equipment acquired since the beginning of 1995 and increased rent expense, which is primarily related to opening the new Boston office in April 1995.

                                                                  Six Months Ended                      Change
                                                                  ----------------                      ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Consulting expense                                            $1.5                  $1.0           $0.5          50%

Consulting is primarily for equity research functions which the Company currently believes are advantageous to out-source. The increase is due primarily to the Firm undertaking special projects related to contingency planning and systems' security.


               Investment Technology Group, Inc. and Subsidiaries

                                                                  Six Months Ended                     Change
                                                                  ----------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Telecommunications and data processing
     services expense                                         $2.2                  $1.2           $1.0          83%

The increase is due primarily to an increase in quotation services and communications charges associated with the increased number of QuantEX installations. In addition, an increased level of activity in the existing QuantEX business raised the semi variable component of the quotation services and communications charges.


                                                                  Six Months Ended                      Change
                                                                  ----------------                      ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Other general and administrative expense                      $3.7                  $2.9           $0.8          28%

The increase is largely due to an increase in amortization of capitalized software and allowances for general legal and bad debt expenses.


                                                                  Six Months Ended                      Change
                                                                  ----------------                      ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Income tax expense                                            $8.5                  $5.1           $3.4          67%

The increase is entirely due to the increase in pretax earnings.

SECOND QUARTER 1996 VERSUS SECOND QUARTER 1995 (Dollars in millions, except as noted)

                                                                 Three Months Ended                      Change
                                                                 ------------------                      ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Revenues                                                     $26.3                 $16.7           $9.6          57%
Number of Trading Days                                          63                    63              0           0%
Revenues per Trading Day (Dollars in thousands)              $ 418                 $ 265           $153          58%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the quarter ended June 28, 1996, POSIT revenues were approximately 61% or $5.8 million above the comparable period for 1995, while QuantEX revenues were approximately 61% or $2.6 million above the comparable period for 1995. For the quarter ended June 28, 1996, other electronic trading desk services were $1.2 million above the comparable period for 1995.

                                                                 Three Months Ended                     Change
                                                                 ------------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Compensation and employee benefits expense                    $6.0                  $3.5           $2.5          71%
Number of employees at period end                              149                   111             38          34%
Revenues per employee (Dollars in thousands)                  $177                  $150           $ 27          18%
Compensation and employee benefits expense per
     employee (Dollars in thousands)                          $ 40                  $ 32           $  8          25%

The increase in compensation and employee benefits expense is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                                 Three Months Ended                     Change
                                                                 ------------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Transaction processing expense                               $ 3.8                 $ 2.7          $ 1.1            41%
Transaction processing expense as a percentage
  of revenues                                                 14.4%                 16.2%          (1.8%)       (11.1%)


               Investment Technology Group, Inc. and Subsidiaries

The increase is primarily due to the expense associated with a higher volume of transactions in 1996. The decrease in expense per revenues is due to lower execution charges as a result of volume discounts and a change in the mix of ticket types in favor of lower priced tickets.

                                                                 Three Months Ended                    Change
                                                                 ------------------                    ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Software royalties expense                                    $2.0                  $1.3           $0.7          54%

The increase is due to higher revenue associated with POSIT.

                                                                 Three Months Ended                     Change
                                                                 ------------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Occupancy and equipment expense                               $1.3                  $0.9           $0.4          44%

The increase is due primarily to depreciation of premises and equipment acquired since the beginning of 1995.


                                                                 Three Months Ended                     Change
                                                                 ------------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Consulting expense                                            $0.7                  $0.4           $0.3          75%

Consulting is primarily for equity research functions which the Company currently believes are advantageous to out-source. The increase is due primarily to the Firm undertaking special projects related to contingency planning and systems' security.


                                                                 Three Months Ended                      Change
                                                                 ------------------                      ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Telecommunications and data processing
     services expense                                         $0.9                  $0.7           $0.2          29%

The increase is due primarily to an increase in quotation services and communications charges associated with the increased number of QuantEX installations. In addition, an increased level of activity in the existing QuantEX business raised the semi variable component of the quotation services and communications charges.


                                                                 Three Months Ended                     Change
                                                                 ------------------                     ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Other general and administrative expense                      $1.8                  $1.3           $0.5          38%

The increase is largely due to an increase in the allowance for bad debt expenses.


                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 28, 1996         June 30, 1995      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Income tax expense                                            $4.3                  $2.5           $1.8          72%

The increase is primarily due to the increase in pretax earnings, as well as an increase in the effective tax rate from 43.2% to 43.5%.


               Investment Technology Group, Inc. and Subsidiaries

Item 4        Submission of Matters to a Vote of Security Holders

     (a) Date of Meeting  -  May 14, 1996
         Type of Meeting  - Annual Meeting of Stockholders

     (b) At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

                            Frank E. Baxter
                            Richard G. Dooley
                            David F. Eisner
                            William I. Jacobs
                            Raymond L. Killian, Jr.
                            Robert L. King
                            Dale A. Prouty
                            Scott P. Mason
                            Mark A. Wolfson

     (c) At the meeting, with respect to the election of the directors, the following votes were cast in the following manner:

         Election of Directors

         NAME                                      FOR                            WITHHELD
         ----                                      ---                            --------

         Frank E. Baxter                         18,299,125                         5,400
         Richard G. Dooley                       18,299,125                         5,400
         David F. Eisner                         18,299,125                         5,400
         William I. Jacobs                       18,299,125                         5,400
         Raymond L. Killian, Jr.                 18,299,125                         5,400
         Robert L. King                          18,299,125                         5,400
         Dale A. Prouty                          18,299,125                         5,400
         Scott P. Mason                          18,299,125                         5,400
         Mark A. Wolfson                         18,299,125                         5,400

         Approval of the Non-employee Directors' Stock Option Plan
                                            Number of Shares
                                            ----------------
          For                                     18,278,280
          Against                                     18,070
          Abstain                                      4,000
          Broker Non-votes                             4,175

     (d) Not applicable


PART II. - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

              Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K.

              There were no reports filed on Form 8-K during the quarter ended June 28, 1996.


               Investment Technology Group, Inc. and Subsidiaries

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INVESTMENT TECHNOLOGY GROUP, INC.
                                                    (Registrant)


Date:  August 14, 1996            By:   /s/ John R. MacDonald
                                       ----------------------
                                         John R. MacDonald
                                         Chief Financial Officer, and
                                         Duly Authorized Signatory of Registrant


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule