Form 10-Q
period 1996-09-27
INVESTMENT TECHNOLOGY GROUP INC
filed 1996-11-12
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the quarterly period ended September 27, 1996  Commission file number:
0-23644



                        INVESTMENT TECHNOLOGY GROUP, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                      13 - 3757717
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
               Organization)                                Identification No.)



   900 Third Avenue, New York, New York                (212) 755 - 6800
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

Yes [X]    No [  ]


As of November 1, 1996, the Registrant had 18,254,800 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                         ------------
Item 1.       Financial Statements
              Consolidated Statement of Financial Condition:
                  September 27, 1996 (unaudited) and December 31, 1995...............................         3
              Consolidated Statement of Operations (unaudited):
                  Nine Months Ended September 27, 1996 and September 29, 1995.......................          4
              Consolidated Statement of Operations (unaudited):
                  Three Months Ended September 27, 1996 and September 29, 1995......................          5
              Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                  Nine Months Ended September 27, 1996 .............................................          6
              Consolidated Statement of Cash Flows (unaudited):
                  Nine Months Ended September 27, 1996 and September 29, 1995.......................          7
              Condensed Notes to Consolidated Financial Statements (unaudited)......................          8
Item 2.       Management's Discussion and Analysis of Financial Condition and                                 9
               Results of Operations................................................................

                                          PART II OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K......................................................          12

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION
Item 1.      Financial Statements

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                September 27,        December 31,
                                                                    1996                1995
                                                               ----------------    ----------------
ASSETS                                                           (unaudited)
Cash and cash equivalents .................................      $ 39,986            $ 17,960
Securities owned ..........................................         6,858               8,509
Trade receivables .........................................         4,227               2,482
Trade receivable from affiliate ...........................         2,700               7,766
Due from affiliates .......................................           645               5,001
Premises and equipment ....................................         6,922               4,852
Capitalized software ......................................         3,361               2,757
Other assets ..............................................         7,612               2,640
Goodwill ..................................................         2,609               3,021
Deferred tax asset ........................................         1,832                 330
                                                               ----------------    ----------------
                                                                 $ 76,752            $ 55,318
                                                               ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses .....................      $  9,757            $  5,112
Software royalties payable..... ...........................         2,280               1,794
Securities sold, not yet purchased ........................         1,189                   -
Due to affiliates .........................................         2,722               2,243
Income taxes payable to affiliate .........................           208                 690
                                                               ----------------    ----------------
                                                                   16,156               9,839

Stockholders' equity:
  Preferred stock, par value $.01; shares authorized:
      5,000,000; none issued ..............................             -                   -
  Common stock, par value $.01; shares authorized:
      30,000,000; shares issued: 18,700,000 ...............           187                 187
  Additional paid-in capital ..............................        36,055              36,055
  Retained earnings...................                             28,119              11,279
  Common stock held in treasury, at cost; shares:
      445,200 at September 27, 1996 and 310,200 at
      December 31, 1995 ...................................       (3,765)             (2,042)
                                                               ----------------    ----------------
  Total stockholders' equity ..............................        60,596              45,479
                                                               ----------------    ----------------
                                                                 $ 76,752            $ 55,318
                                                               ================    ================
Book value per share ......................................      $   3.32            $   2.47
                                                               ================    ================

     See accompanying unaudited notes to consolidated financial statements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                    Nine Months Ended
                                                              ----------------------------

                                                              September 27,  September 29,
                                                                  1996            1995
                                                                 -------         -------
Revenues ..................................................      $81,664         $52,448

Expenses:
     Compensation and employee benefits ...................       18,246          11,825
     Transaction processing ...............................       11,815           7,641
     Software royalties ...................................        6,515           4,210
     Occupancy and equipment ..............................        4,183           2,614
     Consulting ...........................................        1,998           1,257
     Telecommunications and data processing services ......        3,393           2,026
     Other general and administrative .....................        5,821           4,331
                                                                 -------         -------
                                                                  51,971          33,904
                                                                 -------         -------
     Earnings before income tax expense ...................       29,693          18,544

Income tax expense ........................................       12,853           7,138
                                                                 -------         -------
Net earnings ..............................................      $16,840         $11,406
                                                                 =======         =======
Primary net earnings per share of common stock ............      $  0.91         $  0.62
                                                                 =======         =======
Fully diluted net earnings per share of common stock ......      $  0.90         $  0.62
                                                                 =======         =======
Primary weighted average shares of common stock and common
   stock equivalents outstanding ..........................       18,482          18,491
                                                                 =======         =======
Fully diluted weighted average shares of common stock and
   common stock equivalents outstanding ...................       18,726          18,491
                                                                 =======         =======

     See accompanying unaudited notes to consolidated financial statements.



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                Three Months Ended
                                                           ----------------------------
                                                           September 27,   September 29,
                                                               1996            1995
                                                             --------         -------
Revenues...................................................  $ 28,684         $19,405

Expenses:
     Compensation and employee benefits....................     6,225           4,754
     Transaction processing................................     4,340           2,707
     Software royalties....................................     2,272           1,565
     Occupancy and equipment...............................     1,899             913
     Consulting............................................       452             298
     Telecommunications and data processing services.......     1,217             864
     Other general and administrative......................     2,072           1,432
                                                             --------         -------
                                                               18,477          12,533
                                                             --------         -------
     Earnings before income tax expense....................    10,207           6,872

Income tax expense.........................................     4,330           1,990
                                                             --------         -------
Net earnings...............................................  $  5,877         $ 4,882
                                                             ========         =======
Primary net earnings per share of common stock.............  $   0.32         $  0.27
                                                             ========         =======
Fully diluted net earnings per share of common stock.......  $   0.31         $  0.27
                                                             ========         =======
Primary weighted average shares of common stock and common
  stock equivalents outstanding............................    18,572          18,421
                                                             ========         =======
Fully diluted weighted average shares of common stock and
  common stock equivalents outstanding.....................    18,691          18,421
                                                             ========         =======

     See accompanying unaudited notes to consolidated financial statements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 27, 1996
                              DOLLARS IN THOUSANDS

                                                                                                               Common     Total
                                                                           Additional                         Stock       Stock-
                                                Preferred      Common        Paid-in        Retained         Held in     holders'
                                                  Stock         Stock        Capital        Earnings        Treasury      Equity
                                                 --------------------------------------------------------------------------------
Balance at December 31, 1995...............      $-             $187         $36,055        $11,279         $(2,042)    $ 45,479

Purchase of common stock
 for treasury (135,000 shares).............                                                                  (1,723)      (1,723)
Net earnings...............................                                                  16,840                       16,840
                                                 --------------------------------------------------------------------------------
Balance at September 27, 1996..............      $-            $ 187         $36,055        $28,119         $(3,765)    $ 60,596
                                                 ================================================================================


     See accompanying unaudited notes to consolidated financial statements.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                                                          Nine Months Ended
                                                                                       ---------------------------
                                                                                      September 27,  September 29,
                                                                                          1996          1995
                                                                                       ---------------------------
Cash flows from operating activities:
  Net earnings......................................................................   $ 16,840       $ 11,406
  Adjustments to reconcile net earnings to net cash provided by operating activities:
         Deferred income tax (benefit) expense......................................     (1,502)         2,422
         Depreciation and amortization..............................................      3,035          1,560
         Unearned (loss) income related to investments..............................       (176)            53
  Decrease (increase) in operating assets:
              Securities owned......................................................      1,651           (363)
              Trade receivables.....................................................     (1,745)             -
              Trade receivable from affiliate.......................................      5,066           (704)
              Due from affiliates...................................................      4,356            (85)
              Income taxes receivable from affiliate................................          -          1,511
              Other assets..........................................................     (5,138)        (2,099)
  Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses.................................      4,987            714
              Software royalties payable............................................        486            504
              Termination of plans expense payable..................................          -           (758)
              Due to affiliates.....................................................        479            996
              Securities sold, not yet purchased....................................      1,189              -
              Income taxes payable to affiliate.....................................       (482)           782
                                                                                       ------------------------
     Net cash provided by operating activities......................................     29,046         15,939
                                                                                       ------------------------
Cash flows from financing activities:
     Purchase of common stock for treasury..........................................     (1,723)        (1,319)
                                                                                       ------------------------
     Net cash used by financing activities..........................................     (1,723)        (1,319)
                                                                                       ------------------------
Cash flows from investing activities:
     Purchase of premises and equipment.............................................     (3,415)        (4,098)
     Capitalization of software development costs...................................     (1,882)        (1,689)
                                                                                       ------------------------
     Net cash used by investing activities..........................................     (5,297)        (5,787)
                                                                                       ------------------------
     Net increase in cash and cash equivalents......................................     22,026          8,833
Cash and cash equivalents - beginning of period.....................................     17,960         21,446
                                                                                       ------------------------
Cash and cash equivalents - end of period...........................................   $ 39,986       $ 30,279
                                                                                       ========================
Supplemental cash flow information:
     Interest paid..................................................................   $     87       $     32
                                                                                       ========================
     Income taxes paid to affiliate.................................................   $ 14,837       $  2,423
                                                                                       ========================

     See accompanying unaudited notes to consolidated financial statements.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, and ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at September 27, 1996.

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

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST NINE MONTHS OF 1996 VERSUS FIRST NINE MONTHS OF 1995 (Dollars in millions, except as noted)

                                                                   Nine Months                            Ended Change
                                                                   -----------                            ------------
                                                  September 27, 1996        September 29, 1995      Amount       Percentage
                                                  ------------------        ------------------      ------       ----------
Revenues                                                  $81.7                     $52.4              $29.3          55.9%
Number of Trading Days                                     189                       189                 0             0%
Revenues per Trading Day (Dollars in thousands)           $432                      $277               $155           55.9%

Increased revenues is due to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the nine months ended September 27, 1996, POSIT revenues were approximately 49% or $16.3 million above the comparable period for 1995, while QuantEX revenues were approximately 75% or $8.3 million above the comparable period for 1995. For the nine months ended September 27, 1996, other electronic trading desk services were 77% or $5.0 million above the comparable period for 1995.

                                                                Nine Months Ended                           Change
                                                                -----------------                           ------
                                                     September 27, 1996        September 29, 1995      Amount       Percentage
                                                     ------------------        ------------------      ------       ----------
Compensation and employee benefits expense                 $18.2                     $11.8              $6.4           54.2%
Number of employees at period end                           153                       123                30            24.4%
Revenues per employee (Dollars in thousands)               $534                      $426               $108           25.4%
Compensation and employee benefits expense per
      employee (Dollars in thousands)                      $119                      $96                $23            24.0%

The increase in compensation and employee benefits expense is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                                Nine Months Ended                             Change
                                                                -----------------                             ------
                                                     September 27, 1996        September 29, 1995      Amount       Percentage
                                                     ------------------        ------------------      ------       ----------
Transaction processing expense                             $11.8                      $7.6              $4.2           55.3%
Transaction processing expense as a percentage
of revenues                                                 14.4%                     14.5%             (0.1%)         (0.7%)

The increase is primarily due to the expense associated with a higher volume of transactions in 1996. In addition, QuantEX is a larger portion of total revenues, causing higher execution charges.

                                                                Nine Months Ended                            Change
                                                                -----------------                            ------
                                                    September 27, 1996        September 29, 1995      Amount       Percentage
                                                    ------------------        ------------------      ------       ----------
Software royalties expense                                 $6.5                      $4.2              $2.3           54.8%
Software royalties expense as a percentage of
   POSIT revenues                                          13.1%                     12.5%              0.6%           0.1%

The increase is due to higher revenue associated with POSIT.

                                                     Nine Months Ended                             Change
                                                     -----------------                             ------
                                          September 27, 1996        September 29, 1995      Amount       Percentage
                                          ------------------        ------------------      ------       ----------
Occupancy and equipment expense                  $4.2                      $2.6              $1.6           61.5%

The increase is due primarily to depreciation of premises and equipment acquired since the beginning of 1996 and accelerated depreciation of leasehold improvements and furniture related to the relocation of the New York office in second quarter of 1997.

                                            Nine Months Ended                             Change
                                            -----------------                             ------
                                 September 27, 1996        September 29, 1995      Amount       Percentage
                                 ------------------        ------------------      ------       ----------
Consulting expense                      $2.0                      $1.3              $0.7           53.8%

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consulting is primarily for equity research functions which the Company currently believes are advantageous to out-source. The increase is due primarily to the Company undertaking special projects related to contingency planning and systems' security.

                                                          Nine Months Ended                             Change
                                                          -----------------                             ------
                                               September 27, 1996        September 29, 1995      Amount       Percentage
                                               ------------------        ------------------      ------       ----------
Telecommunications and data processing
     services expense                                 $3.4                      $2.0              $1.4           70.0%

The increase is due primarily to an increase in quotation services and communications charges associated with the increased number of QuantEX installations. In addition, an increased level of activity in the existing QuantEX business raised the semi-variable component of the quotation services and communications charges.

                                                                        Nine Months Ended                          Change
                                                                        -----------------                          ------
                                                          September 27, 1996        September 29, 1995      Amount       Percentage
                                                          ------------------        ------------------      ------       ----------
Other general and administrative expense                         $5.8                      $4.3              $1.5           34.9%

The increase is largely due to an increase in amortization of capitalized software and allowances for general legal and bad debt expenses.

                                                   Nine Months Ended                          Change
                                                   -----------------                          ------
                                      September 27, 1996        September 29, 1995      Amount       Percentage
                                      ------------------        ------------------      ------       ----------
Income tax expense                          $12.9                      $7.1              $5.8           81.7%

The increase is primarily due to an increase in pretax earnings. In addition, 1995 was favorably impacted by a lower tax rate resulting from the recognition of research and development tax credits attributable to prior periods.

THIRD QUARTER 1996 VERSUS THIRD QUARTER 1995 (Dollars in millions, except as noted)

                                                                  Three Months Ended                          Change
                                                                  ------------------                          ------
                                                     September 27, 1996        September 29, 1995      Amount       Percentage
                                                     ------------------        ------------------      ------       ----------
Revenues                                                   $28.7                     $19.4              $9.3           47.9%
Number of Trading Days                                      63                        63                 0              0%
Revenues per Trading Day (Dollars in thousands)            $456                      $308               $148           47.9%

Increased revenues is due to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the quarter ended September 27, 1996, POSIT revenues were approximately 32% or $4.2 million above the comparable period for 1995, while QuantEX revenues were approximately 93% or $3.2 million above the comparable period for 1995. For the quarter ended September 27, 1996, other electronic trading desk services were 74% or $1.8 million above the comparable period for 1995.

                                                                  Three Months Ended                          Change
                                                                  ------------------                          ------
                                                     September 27, 1996        September 29, 1995      Amount       Percentage
                                                     ------------------        ------------------      ------       ----------
Compensation and employee benefits expense                  $6.2                      $4.8              $1.4           29.2%
Number of employees at period end                            153                       123               30            24.4%
Revenues per employee (Dollars in thousands)                $188                      $158              $30            19.0%
Compensation and employee benefits expense per
      employee (Dollars in thousands)                       $41                       $39               $2              5.1%

The increase in compensation and employee benefits expense is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                    Three Months Ended                          Change
                                                    ------------------                          ------
                                        September 27, 1996        September 29, 1995      Amount       Percentage
                                        ------------------        ------------------      ------       ----------
Transaction processing expense                 $4.3                      $2.7              $1.6           59.3%

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Transaction processing expense as a percentage
  of revenues                                         15.0%              13.9%              1.1%           7.9%

The increase is primarily due to the expense associated with a higher volume of transactions in 1996. In addition, QuantEX is a larger portion of total revenues, causing higher execution charges.

                                                                 Three Months Ended                         Change
                                                                 ------------------                         ------
                                                    September 27, 1996        September 29, 1995      Amount       Percentage
                                                    ------------------        ------------------      ------       ----------
Software royalties expense                                 $2.3                      $1.6              $0.7           43.8%
Software royalties expense as a percentage of
   POSIT revenues                                          13.3%                     12.2%              1.1%           0.9%

The increase is due to higher revenue associated with POSIT.

                                                       Three Months Ended                          Change
                                                       ------------------                          ------
                                          September 27, 1996        September 29, 1995      Amount       Percentage
                                          ------------------        ------------------      ------       ----------
Occupancy and equipment expense                  $1.9                      $0.9              $1.0          111.1%

The increase is due primarily to depreciation of premises and equipment acquired since the beginning of 1996 and accelerated depreciation of leasehold improvements and furniture related to the relocation of the New York office in second quarter of 1997.

                                                   Three Months Ended                           Change
                                                   ------------------                           ------
                                       September 27, 1996        September 29, 1995      Amount       Percentage
                                       ------------------        ------------------      ------       ----------
Consulting expense                            $0.5                      $0.3              $0.2           66.7%

Consulting is primarily for equity research functions which the Company currently believes are advantageous to out-source. The increase is due primarily to the Company undertaking special projects related to contingency planning and systems' security.

                                                            Three Months Ended                          Change
                                                            ------------------                          ------
                                               September 27, 1996        September 29, 1995      Amount       Percentage
                                               ------------------        ------------------      ------       ----------
Telecommunications and data processing
     services expense                                 $1.2                      $0.9              $0.3           33.3%

The increase is due primarily to an increase in quotation services and communications charges associated with the increased number of QuantEX installations. In addition, an increased level of activity in the existing QuantEX business raised the semi-variable component of the quotation services and communications charges.

                                                              Three Months Ended                          Change
                                                              ------------------                          ------
                                                 September 27, 1996        September 29, 1995      Amount       Percentage
                                                 ------------------        ------------------      ------       ----------
Other general and administrative expense                $2.1                      $1.4              $0.7           50.0%

The increase is largely due to an increase in the amortization of capitalized software.

                                                    Three Months Ended                          Change
                                                    ------------------                          ------
                                       September 27, 1996        September 29, 1995      Amount       Percentage
                                       ------------------        ------------------      ------       ----------
Income tax expense                            $4.3                      $2.0              $2.3          115.0%

The increase is primarily due to an increase in pretax earnings. In addition, 1995 was favorably impacted by a lower tax rate resulting from the recognition of research and development tax credits attributable to prior periods.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART II. - OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

              Exhibit 10.3.1 - Amended 1994 Stock Ownership and Long-Term
                Incentive Plan

              Exhibit 10.3.1A - Amended Non-Employee Directors' Stock Option
                Plan

              Exhibit 10.3.2A - Amendment No.2 to Employment Agreement between
                Raymond L. Killian, Jr., the Company and ITG Inc.

              Exhibit 10.3.4A - Amendment to Form of Employment Agreement
                between the Company, ITG Inc. and Senior Vice Presidents Electing to Reprice Stock Options

              Exhibit 27 - Financial Data Schedule

     (b)      Reports on Form 8-K.

              There were no reports filed on Form 8-K during the quarter ended
                September 27, 1996.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVESTMENT TECHNOLOGY GROUP, INC.
                                       ---------------------------------
                                                (Registrant)

Date:  November 11, 1996               By:   /s/ John R. MacDonald
       -------------------                  ----------------------
                                                 John R. MacDonald
                                                 Chief Financial Officer, and
                                                 Duly Authorized Signatory of
                                                  Registrant



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES