Form 10-K
period 1996-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 1997-03-31
CIK 920424

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For the fiscal year ended December 31, 1996       Commission File Number          0 - 23644

                       INVESTMENT TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        13-3757717
--------------------------------------------     --------------------------------------------
          (State of incorporation)                    (IRS Employer Identification No.)
    900 Third Avenue, New York, New York                        (212) 755-6800
--------------------------------------------     --------------------------------------------
                                                  (Registrant's telephone number, including
  (Address of principal executive offices)                        area code)
                   10022
--------------------------------------------
                 (Zip Code)
                 Securities registered pursuant to Section 12(b) of the Act:
                    None
                 Securities registered pursuant to Section 12(g) of the Act:
                                                  National Association of Securities Dealers
       Common Stock, $0.01 par value                      Automated Quotation System
--------------------------------------------     --------------------------------------------
              (Title of class)                      (Name of exchange on which registered)
 Aggregate market value of the voting stock          Number of shares outstanding of the
 held by nonaffiliates of the Registrant at      Registrant's class of common stock at March
               March 7, 1997:                                      7, 1997:
                $65,030,000                                       18,251,500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [ ]

Documents incorporated by reference:
Proxy Statement relating to the 1997 Annual Meeting of Stockholders (incorporated, in part, in 10-K Part III).

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         -----
            PART I
Item 1.     Business...................................................................  3
Item 2.     Properties.................................................................  10
Item 3.     Legal Proceedings..........................................................  10
Item 4.     Submission of Matters to a Vote of Security Holders........................  10
            PART II
Item 5.     Market for the Registrant's Common Stock and Related Shareholder Matters...  10
Item 6.     Selected Financial Data....................................................  12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................  13
Item 8.     Financial Statements and Supplementary Data................................  18
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................  40
            PART III
Item 10.    Directors and Executive Officers of the Registrant.........................  40
Item 11.    Executive Compensation.....................................................  40
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............  40
Item 13.    Certain Relationships and Related Transactions.............................  40
            PART IV
Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K..........  40

FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements that reflect management's expectations for the future. A variety of important factors could cause results to differ materially from such statements. These factors are noted throughout this Annual Report on Form 10-K and include: the actions of both current and potential new competitors, rapid changes in technology, financial market volatility, evolving industry regulation, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, and new products and services.

Investment Technology Group, Inc.

                                     PART I

ITEM 1.  BUSINESS

     Investment Technology Group, Inc., through its wholly-owned broker dealer subsidiary ITG Inc. (ITG), provides automated equity trading services and transaction research to institutional investors and brokers. A full service execution firm, ITG utilizes transaction processing technology to increase the effectiveness and lower the cost of institutional and other trading. With an emphasis on ongoing research, ITG offers the following services:

     -  ITG POSIT. An electronic stock crossing system

     -  ITG QuantEX. A decision-support and execution system

     - Electronic Trading Desk Services. Offers customers trading capabilities through the ITG trading desk which utilizes multiple sources of liquidity

     -  ITG Platform. A PC based execution system

     - ITG ISIS. A set of analytical tools for systematically lowering transaction costs

     The Company generates substantially all of its revenue from its POSIT, QuantEX, and Electronic Trading Desk Services.

POSIT(R)(1)

     POSIT was introduced in 1987 as a technology-based solution to the trade execution needs of quantitative and passive investment managers. POSIT is an electronic stock crossing system through which customers enter buy and sell orders to trade single stocks and portfolios of equity securities confidentially among themselves. Orders may be placed on the system either through direct computer links to the Company's central computer or indirectly by communicating with the Company's trading desk, which then enters the orders in the central computer. ITG also entered into strategic alliances, which enable users of other popular trading systems, to route orders directly to POSIT. Links with ESI Securities, Bridge Information Systems and BRASS were established in 1994. The system, which currently accepts orders for approximately 10,000 different equity securities, may be modified, as the need arises, to include additional equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Using an algorithm, which establishes the maximum possible matching of buy and sell orders at scheduled times, the system matches or "crosses" these orders. Unless otherwise specified by customers, POSIT will match orders (including multiple orders) which do not contain equal numbers of shares, resulting in partial order execution. POSIT has been designed to allow customers trade execution flexibility. Customers may specify constraints on the portion of a portfolio that trades, such as a requirement that the execution of a buy order be conditioned upon the concurrent execution of a sell order. Trades are priced at the midpoint of the best bid and offer on the primary market for each security at the time of the cross. Price information is provided directly to the system from a third-party data vendor. There are five scheduled crosses every business day at approximately 10:00 a.m., 11:30 a.m., 12:30 p.m., 1:30 p.m., and 3:00 p.m. Each scheduled cross is executed within a seven minute window selected randomly by the system.

     Significant attributes of POSIT:

     - POSIT's midpoint pricing saves each party an amount equivalent to half the bid/offer spread.

     - POSIT's confidentiality virtually eliminates market impact. In contrast, participants in traditional or other open markets constantly face the risk that disclosure of an order will unfavorably affect price conditions.

---------------

(1)POSIT(R) is a registered service mark of the POSIT Joint Venture.

Investment Technology Group, Inc.

     - Clients pay a low transaction fee on completed transactions, relative to the industry average of 5 to 6 cents per share. The Company's revenue from the operation of POSIT is derived from transaction fees charged on each share crossed through the system.

     - Immediately after each cross, customers are electronically provided with comprehensive reports of matched and unmatched (residual) orders. Customers can then execute residual orders by traditional means or take advantage of the Company's Electronic Trading Desk services (described below).

     - Electronic application on client instructions for allocating trades to specific customer accounts utilizes average prices and average commissions.

     Average daily share volume on POSIT has grown from approximately 288,000 shares in 1988 to approximately 13.1 million shares in 1996. In addition to its traditional customer base of quantitative and passive investors, POSIT has begun to serve fundamental institutional investors, broker-dealers and international institutional investors. The POSIT system is currently used by approximately 450 customers, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors and mutual funds.

QUANTEX(R)(2)

     ITG QuantEX is the Company's portfolio management trading system, an advanced tool for technologically sophisticated clients conducting a medium-to-large volume of trading. QuantEX is what is known on Wall Street as an "Expert System". QuantEX equips clients to manage every step in the trading process more efficiently, from decision-making to execution to tracking of trade list status. From a Sun workstation at their desks, users can access fully-integrated market information and analytics, execute electronic order routing and perform trade management functions. To date, trading systems have generally addressed just one or two of these functions -- a situation which has left many users with the inefficiency of multiple unrelated systems.

     QuantEX is a customized, rule-based expert system that allows traders to quantify their thought processes. It is designed to embody each clients' trading style and strategies, and apply them to data on hundreds of stocks, portfolios or industry groups at once. With QuantEX, clients can flag precisely the same kinds of moment-to-moment opportunities they would ordinarily want to pursue -- but do it much more efficiently and rapidly.

     QuantEX 3.0, introduced in 1995, is an upgrade of the Company's software, which provides, among other new features, the following:

     -  access to sophisticated ISIS pre- and post-trade analytical tools,

     -  "instant" analytics built on widely-used measures,

     - a direct line to the ITG Data Center. The ITG Data Center is an expanded historical database that provides closing volume and canned analytics based on the raw historical data.

     QuantEX analyzes portfolios of securities based on the individual user's trading strategy. The Company's support specialists translate the trading criteria developed by the user into a set of proprietary rules for the trading of securities, which are then encoded into QuantEX. QuantEX applies the customer's proprietary trading rules to a continuous flow of current market information on the list of securities selected by the user to generate real-time decision support. A user's rules can be based on a wide range of quantitative models or strategies, such as liquidity measures, technical indicators, price benchmarks, tracking to specific industries and sectors, pairs or other long or short strategies, index arbitrage, risk measurements and liquidity parameters for trade urgency, size or timing. QuantEX has sorting capabilities which highlight the most important trade

---------------

(2) QuantEX(R) is a registered trademark of the Company.

Investment Technology Group, Inc.

decisions according to the user's rules. Charting features provide analysis of the results of the application of the user's trading strategy.

     Trades which are routed through QuantEX to POSIT are charged transaction fees through POSIT and are not charged separate QuantEX transaction fees. The Company derives revenue from QuantEX by collecting a transaction fee on each share which is routed for trading through QuantEX to destinations other than POSIT but does not derive revenue from either the sale or licensing of the QuantEX software.

     QuantEX also automates the complex trade management requirements typical of investment strategies that trade large volumes of securities through multiple sources of liquidity. Orders can be electronically routed to multiple markets -- not just the New York, American, and regional Stock Exchanges, but also POSIT, ITG Trading Desk, OTC market-makers, the AZX, and selected broker/dealers. Trades routed through QuantEX are automatically tracked and summarized. Each order can be monitored by source of execution, by trade list, by portfolio or globally with all other orders placed. Trading decisions are enhanced by applying any combination of criteria to real-time and historical data on a user-selected universe of stocks and alerting clients to opportunities that fit their strategies. QuantEX's built-in trade allocation features allow for automated back-office clearance and settlement.

     The Company's product specialists install the system, train users and provide ongoing support for use of QuantEX's trade execution and analysis capabilities. Specialists are knowledgeable about portfolio management and trading as well as the system's hardware and software. The Company's support team works closely with each customer to develop trading strategies and rules, explore new approaches and implement system upgrades and enhancements.

ELECTRONIC TRADING DESK

     To supplement the automated trade execution and analysis services offered by POSIT and QuantEX, the Company also offers customers trading capabilities through the Company's trading desk, which is staffed by 22 traders. QuantEX clients can electronically deliver lists of orders to the ITG Trading Desk. As orders are executed by ITG, reports are automatically delivered to the client's terminal. Trading desk personnel are, thereby, able to assist customers with decision support analyses, generated by QuantEX, and with the execution of trades. The Trading Desk is a full-service agency execution group that specialize in the Company's proprietary products. Clients give traders orders to work throughout the day as well as finish residual orders after POSIT matches.

     If a customer fails to submit a portfolio in time for a scheduled POSIT cross, at the customer's request, the Company will communicate with and seek interest from other potentially interested customers and conduct an unscheduled cross. Unmatched or residual orders may be filled by (i) keeping orders in POSIT for future crosses which will offer different liquidity profiles, (ii) routing trades electronically through QuantEX to multiple markets, including primary exchanges, regional exchanges and OTC market-makers or (iii) using the Company's trading desk to complete trades on an agency basis. The Company has also developed pricing mechanisms that allow customers to enter orders to cross shares before the market opens subject to prices determined by specified formulas, such as weighted average prices throughout the trading day, or the day's closing prices.

ITG PLATFORM

     ITG Platform, introduced in the first quarter of 1996, is designed to provide seamless connectivity to a variety of execution destinations, such as POSIT, ITG's Electronic Trading Desk and SuperDOT. The Platform is designed to run on any 486 or Pentium PC in almost any Windows environment, which allows access to a wide range of execution capabilities, without requiring a dedicated terminal. It accesses ITG through a standard modem.

Investment Technology Group, Inc.

     To execute an order, a ticker symbol (or multiple tickers) is typed in with buy/sell side and size. A list can be loaded in by using a diskette, or from a network. Once orders have been loaded, execution instructions can be inputted. The execution sources range from POSIT, ITG Electronic Trading Desk, SuperDOT, to OTC market makers. The Platform also allows automatic rerouting of any residual POSIT trades. For instance, a trader may designate that any listed residual orders under a certain size be rerouted to the New York Stock Exchange via SuperDOT. The trader may also choose to reroute the orders back to POSIT for the rest of the day's matches, or to ITG's Electronic Trading Desk. As the orders are executed, reports are automatically delivered back to the Platform giving the users constant feedback on their orders. The orders are displayed in realtime and the Platform also provides a running average price for each order. Order status is color-coded to indicate whether the order has been filled, partially executed, or is awaiting action.

     Platform users can access historical data through a direct link with the ITG Data Center, including a wide array of analytics such as average historical share volumes, dollar volumes, volatility, and historical spread statistics. The Platform also allows custom tailored execution reports to fit each user's requirements.

     As of December 31, 1996, there were 36 Platform client sites, with 53 software installations.

ISIS RESEARCH

     Accessed through ITG QuantEX, ISIS encompasses an equity transaction database, pre-and post-trade analytics, a proprietary transaction-cost model, a framework for development of trading strategies and a set of model strategies. Together, these tools assist clients in making the most cost-effective trading decisions by measuring the cost impacts of alternative courses of action. With ISIS, clients can also:

     -  Increase the cost-effectiveness of trading strategies,

     -  Construct portfolios to minimize the cost of execution,

     - Minimize transaction costs of trading lists by targeting positions that are especially illiquid, difficult, or costly to trade,

     -  Focus resources on the most consequential transactions,

     -  Estimate the cost of trading on a principal versus agency basis, and

     - Measure the cost-effectiveness of completed trades against any benchmark.

     With the release of QuantEX 3.0 in 1995, users can define, store and run custom pre- and post-trade reports, selecting from a wide variety of analytics. Analytics can also be viewed directly on the execution page and incorporated into trading strategies. Among the available analytics are measures of momentum, price volatility and liquidity, including an explicit estimate of market impact.

GLOBAL POSIT

     The Company is pursuing the international market in a variety of ways, joint-venturing with strategic partners and developing specially-tailored versions of ITG services. The Company has also developed a global version of POSIT, which provides U.S. and global clients with electronic trade-matching capabilities for international equities. Besides housing the operation of Global POSIT, the Company's new Boston office offers services to foreign investors trading in the U.S. and worldwide clientele trading non-U.S. securities. Total Global POSIT revenues for 1996 amounted to approximately $513,000.

Investment Technology Group, Inc.

AUSTRALIAN POSIT

     The Company has licensed POSIT to Burdett, Buckeridge & Young, one of Australia's leading brokerage firms, for development and marketing of an Australian POSIT cross, which began operating in the first quarter of 1995. Through this relationship the Company is also pursuing U.S. business from Australian investors and providing U.S. clients with access to the Australian marketplace. Total Australian POSIT revenues for 1996 amounted to approximately $279,000.

CANADIAN QUANTEX

     The Company was party to a license agreement with RBC Dominion Securities ("RBC"), under which the Company was entitled to receive royalties for licensing the rights to the Company's QuantEX product to RBC beginning in 1991. RBC used the QuantEX license to develop a version of QuantEX for the Canadian markets. In conjunction with the spin-off of VERSUS Technologies, Inc. ("VERSUS") from RBC in 1995, the Company exchanged its licensing agreement asset with RBC for a 9% equity interest in VERSUS. VERSUS is a Canadian technologyfocused trade automation firm based in Toronto. Currently, Canadian QuantEX is the only direct electronic access to the Canadian exchanges for U.S. and Canadian institutions. The Company is also providing Canadian investors with access to POSIT and other ITG services.

AZX

     AZX Inc., the operators of the Arizona Stock Exchange3 ("AZX") and the Company announced in February 1995 the formation of a new alliance between the two organizations. The Company's wholly-owned broker-dealer subsidiary, ITG, has been named as the executing broker for all transactions executed on AZX. AZX is the only open screen call market for equity trading, which conducts two daily auctions at 5:00 PM and 5:30 PM Eastern time. The auctions are designed to allow institutional investors and broker/dealer participants to trade anonymously and at true market prices with low transaction costs. In February 1995, ITG, at customers' request, began placing the unmatched portion of client portfolios from POSIT into AZX's daily auction. Since ITG is the executing broker for all AZX trades, ITG clients have the option of obtaining one combined average price for orders crossed on both systems (i.e., the POSIT cross is combined with the previous night's AZX auction). The Company performs this function as a courtesy to its clients. The Company charges its direct incremental costs to AZX. Total net revenues for 1996 amounted to approximately $412,000.

REGULATION

     The Company is subject to extensive Federal and state regulation by various regulatory organizations which are charged with protecting the interests of the investing public and the integrity of the securities markets. In addition, the National Association of Securities Dealers, Inc. (the "NASD") requires strict compliance with its rules and regulations. Failure to comply with any applicable laws, rules or regulations could result in fines or penalties, suspensions or revocations of licenses or expulsion from membership, any one of which could have a material adverse effect on the Company.

NO ACTION LETTER

     In connection with the development of POSIT, Jefferies and Company, Inc. ("Jefferies & Co.") obtained a no action letter in which the staff of the Securities and Exchange Commission (the "Commission") indicated that it would take no action with respect to the fact that POSIT would be operated without registration as an exchange. As a result, POSIT has not been registered with the Commission as an exchange,

---------------

(3)The Arizona Stock Exchange, (the "Exchange") operated by AZX, Inc., is not registered with the US Securities and Exchange Commission ("SEC", or the "Commission") nor is it a self-regulatory organization. Due to the low volume of trading on the Exchange, the SEC granted it an exemption from exchange registration. The Exchange is subject to limited oversight by the SEC.

Investment Technology Group, Inc.

although ITG is registered as a broker-dealer and is subject to regulation as such. Material changes to POSIT will require prior notice to the Commission. One of the stated purposes of Rule 17a-23 is to provide the Commission with information necessary to monitor and evaluate automated trade execution systems. There can be no assurance that the Commission will not in the future seek to impose more stringent regulatory requirements on the operation of automated trade execution systems such as POSIT. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact legislation applicable to automated trade execution systems.

LICENSE AND RELATIONSHIP WITH BARRA

     In 1987, Jefferies & Co. and BARRA Inc. ("BARRA") formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies & Co. assigned all of its rights relating to the joint venture and the license agreement to ITG.

     The technology used to operate POSIT is licensed to the Company pursuant to a perpetual license agreement between the Company and the joint venture. The license agreement grants ITG the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. The Company pays quarterly royalties to the joint venture to use other proprietary software that operates in conjunction with POSIT equal to specified percentages of the transaction fees charged by the Company on each share crossed through POSIT. For the years ended December 31, 1996, 1995 and 1994, BARRa received aggregate royalty payments from the joint venture of $8.8 million, $6.0 million, and $5.0 million, respectively, under the license agreement. Under the terms of the joint venture, the Company and BARRa are prohibited from competing directly or indirectly with POSIT.

     The license agreement permits BARRA on behalf of the joint venture to terminate the agreement upon certain events of bankruptcy or insolvency or upon an uncured breach by the Company of certain covenants, the performance of which are all within the control of the Company. Although the Company does not believe that it will experience difficulty in complying with its obligations under the license agreement, any termination of the license agreement resulting from an uncured default would have a material adverse effect on the Company's results of operations.

     Under the license agreement and the terms of the joint venture, BARRA continues to provide certain support services to the Company in connection with the operation of POSIT, including computer time, software updates and the availability of experienced personnel. BARRA also provides support for the development and maintenance of POSIT.

     Under the terms of the joint venture, BARRA generally has the right to approve any sale, transfer, assignment or encumbrance of the Company's interest in the joint venture. The POSIT joint venture may earn a royalty from licensing the POSIT technology to other businesses. The joint venture licensed to ITG and BBY the right to use the POSIT technology for crossing equity securities in Australia.

     In the first quarter of 1997, BARRA announced a joint venture with Prebon Yamane to market POSIT-FRA, the first computer-based system for crossing forward rate agreements (FRAs). The Company cannot estimate what the effect will be on future earnings or profitability as the Joint Venture has not approved definitive documentation for POSIT-FRA.

     In May 1990, ITG Global Trading, Inc. ("Global Trading") and BARRA International, Ltd., an affiliate of BARRA, formed a joint venture for the purposes of developing Global POSIT. The joint venture granted to Global Trading the exclusive rights to use Global POSIT. In connection with the May 1994 initial public offering (the "Offering"), Jefferies Group, Inc. ("Jefferies Group") contributed Global Trading and its respective rights in Global POSIT to the Company. Any net earnings will be divided equally between the

Investment Technology Group, Inc.

Company and BARRA International, Ltd. Under the terms of the joint venture, the Company and BARRA International, Ltd. are prohibited from competing directly or indirectly with Global POSIT.

COMPETITION

     The automated trade execution and analysis services offered by the Company compete with services offered by leading brokerage firms and other information services and transaction processing firms. Many of the Company's competitors have substantially greater financial, research and development and other resources than the Company. The Company believes that its services compete on the basis of cost, timeliness of execution and probability of trade completion. The probability of trade execution through POSIT depends on a number of factors, including, primarily, the security for which an order is placed on the system. In general, orders placed on the system for securities which trade in high volumes tend to have high rates of trade execution through POSIT, while orders for securities which trade in low volumes have low rates of trade execution through POSIT. Although the Company believes that POSIT, QuantEX, and the Electronic Trading Desk services have established certain competitive advantages, the Company's ability to maintain these advantages will require continued investment in the development of the Company's services, additional marketing activities and customer support services. There can be no assurance that the Company will have sufficient resources to continue to make this investment, that the Company's competitors will not devote significantly more resources to competing services or that the Company will otherwise be successful in maintaining its current competitive advantages.

     The Company also competes with various national and regional securities exchanges for trade execution services. Some of these exchanges have made efforts to regain transaction volume lost to POSIT and other automated trade execution services. The New York Stock Exchange now offers members the opportunity to participate in two daily after-hours stock crosses. The Arizona Stock Exchange also operates two after-hours auctions (see discussion above under AZX). The Company believes that POSIT customers who participate in afterhours stock crossing systems do so primarily to seek completion of trades which have not been executed during trading hours. There can be no assurance that these or other exchanges will not take further steps to regain transaction volume from POSIT or to limit its future growth.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that fundamental changes in the securities industry have increased the demand for technology-based services. The Company devotes a significant portion of its resources to the development and improvement of these services. Important aspects of the Company's research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance the Company's efficiency. The software programs, which are incorporated into the Company's services, are subject, in most cases, to copyright protection. Research and development costs were $6.0 million, $4.9 million and $3.2 million for 1996, 1995 and 1994, respectively.

     In connection with such research and product development and capital expenditures to improve other aspects of its business, the Company incurs substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, the Company may not reduce such expenses quickly and, as a result, the Company could experience reduced profitability or losses. Conversely, sudden surges in transaction volumes can result in increased profit and profit margin. To ensure that it has the capacity to process projected increases in transaction volumes, the Company has historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur, the expenses related to such investments could, as they have in the past, cause reduced profitability or losses. Additionally, during recent periods of high transaction volumes and increased revenues, the Company has also made substantial capital and operating expenditures to enhance future growth prospects.

Investment Technology Group, Inc.

     The Company currently employs 68 personnel in software development, management and implementation. The Company also works closely with BARRA on the development of POSIT enhancements. The Company expects to continue this level of investment to develop improved services and continue the development of new services.

NUMBER OF PERSONS EMPLOYED

     As of December 31, 1996, the Company employed 157 personnel.

ITEM 2.  PROPERTIES

     The Company's principal offices are located at 900 Third Avenue in New York City where the Company occupies approximately 16,000 square feet of office space under a sublease with Jefferies Group that expires in December 2004. The Company believes that the terms of such sublease are no less favorable to the Company than could have been obtained from an unaffiliated party. In February 1996, the Company leased approximately 2,500 square feet of additional office space in the 900 Third Avenue location to supplement the existing office space. The additional space is leased for eighteen months. In May of 1997, the Company plans to move its principal offices to 380 Madison Avenue in New York City. The spaces in 900 Third Avenue will be subleased to a third party. The Company also maintains a search, development and technical support services facility in Culver City, California. The California facility is leased by the Company pursuant to a lease agreement which expires in December 2005. In April 1995, the Company completed the build-out and occupancy of a 10,500 square feet office in Boston, Massachusetts. The site is a "hot" backup facility for the Company's operations. The site is currently used as a regional office for Financial Engineering Research, QuantEX support and the Global POSIT operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

COMMON STOCK DATA

     The Company's common stock is quoted on The Nasdaq Stock Market National Market System under the symbol: ITGI. At March 7, 1997, the Company believed that its Common Stock was held by approximately 800 stockholders of record or through nominee or street name accounts with brokers.

Investment Technology Group, Inc.

     The range of the high and low representative bid prices for the Common Stock as reported by Nasdaq and cash dividends paid on common stock for each full quarterly period since the Company's Initial Public Offering on May 4, 1994 were as follows:

                                                              MARKET PRICE
                                                        -------------------------     DIVIDENDS
                 THREE MONTHS ENDED                     HIGH       LOW       END      PER SHARE
----------------------------------------------------    -----     -----     -----     ----------
June 30, 1994(4)....................................     9.50      5.50      7.50       $ 0.00(5)
September 30, 1994..................................    13.75      9.25     13.25       $ 0.00
December 31, 1994...................................    13.50      4.75      6.75       $ 0.00
March 31, 1995......................................     8.75      6.38      7.88       $ 0.00
June 30, 1995.......................................     9.50      5.50      7.50       $ 0.00
September 30, 1995..................................     9.25      5.75      9.00       $ 0.00
December 31, 1995...................................    10.00      7.75      9.25       $ 0.00
March 31, 1996......................................    16.00      9.25     15.00       $ 0.00
June 30, 1996.......................................    18.50     13.00     13.50       $ 0.00
September 30, 1996..................................    18.00     12.75     17.75       $ 0.00
December 31, 1996...................................    21.75     16.75     19.25       $ 0.00

     There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than applicable provisions of the Delaware General Corporation Law.

---------------

(4) Includes only the period from the Company's Initial Public Offering on May 4, 1994 through the end of the quarter.
(5) Immediately prior to the consummation of the Company's Initial Public Offering, the Company
  declared a dividend payable to the Jefferies Group, Inc. in the amount of $17.0 million.

Investment Technology Group, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of Investment Technology Group, Inc., which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 18 through 40.

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1996      1995      1994*      1993      1992
                                                 --------   -------   --------   -------   -------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues...............................    $111,556   $72,381   $ 56,716   $49,370   $31,413
Total expenses...............................      70,555    47,493     69,106    42,944    30,065
                                                 --------   -------    -------   -------    ------
Earnings (loss) before income taxes..........      41,001    24,888    (12,390)    6,426     1,348
Income tax expense (benefit).................      17,666     9,983     (4,529)    3,099       873
                                                 --------   -------    -------   -------    ------
Net earnings (loss)..........................    $ 23,335   $14,905   $ (7,861)  $ 3,327   $   475
                                                 ========   =======    =======   =======    ======

*1994 results were affected by events described in Note 7, Termination of Plans
 Expense, of consolidated financial statements contained on page 32.

Primary net earnings (loss) per share of
  common stock...............................    $   1.26   $  0.81   $  (0.45)
                                                 --------   -------   --------
Fully diluted net earnings (loss) per share
  of common stock............................    $   1.24   $  0.81   $  (0.45)
                                                 --------   -------   --------
Primary weighted average shares and common
  stock equivalents outstanding (in
  millions)..................................        18.6      18.5       17.5
                                                 --------   -------   --------
Fully diluted weighted average shares and
  common stock equivalents outstanding (in
  millions)..................................        18.8      18.5       17.5
                                                 --------   -------   --------
Revenues per trading day.....................    $    439   $   287   $    225   $   191   $   124
                                                 --------   -------   --------   -------   -------
Shares executed per day (in millions)........          22        15         10         9         6
                                                 --------   -------   --------   -------   -------
Revenue per average number of employees......    $    814   $   689   $    675   $   837   $   628
                                                 --------   -------   --------   -------   -------
Average number of employees..................         137       105         84        59        50
                                                 --------   -------   --------   -------   -------
Number of customers:
  POSIT......................................         445       393        303       205       140
  QuantEX and other..........................          91        81         58        43        26
                                                 --------   -------   --------   -------   -------
                                                      536       474        361       248       166
                                                 ========   =======   ========   =======   =======
Gain (loss) on average stockholders'
  equity.....................................       45.5%     39.3%    (35.0)%
                                                 --------   -------   --------
Book value per share.........................    $   3.68   $  2.47   $   1.72
                                                 --------   -------   --------
Tangible book value per share................    $   3.54   $  2.27   $   1.52
                                                 --------   -------   --------
Price to earnings ratio using fully
  diluted net earnings per share of
  common stock...............................        15.5      11.4        N/A
                                                 --------   -------   --------

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA:

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                   1996      1995       1994      1993      1992
                                                 --------   -------   --------   -------   -------
Total assets.................................    $ 82,798   $55,318   $ 38,354   $23,496   $17,444
Short-term debt..............................          --        --         --        --       500
Total stockholders' equity...................      67,093    45,479     31,893    13,844    10,517

Investment Technology Group, Inc.

     The following graph represents the number of shares ITG executed as a percentage of the composite volume in the U.S. market.(6)

                                  Market Share

1989                                                                     0.21
1990                                                                     0.44
1991                                                                     0.52
1992                                                                     0.87
1993                                                                     0.90
1994                                                                     1.04
1995                                                                     1.23
1996                                                                     1.44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                         1996        1995       CHANGE    % CHANGE
                                                        -------     -------     -------   --------
                                                          (DOLLARS IN MILLIONS, EXCEPT AS NOTED)
    Total Assets....................................    $82,798     $55,318     $27,480     49.7%
    Total Liabilities...............................    $15,705     $ 9,839     $ 5,866     59.6%

     The increase in total assets is primarily due to an increase in cash and cash equivalents. Current assets made up approximately 76.3% of total assets. Securities owned are valued at market. Securities owned consisted of municipal securities as of December 31, 1996, and are part of cash management activities of the Company, along with Investment in Limited Partnership. These municipal securities generally mature within one to one and a half years.

     The increase in total liabilities is mostly due to an increase in accounts payable and accrued expenses, which consisted primarily of soft dollar liabilities of $2.1 million and bonus accruals of $2.5 million. Software royalties payable, which is the accrual for the fourth quarter POSIT royalties, increased $480,000. This was a result of higher POSIT volume in the fourth quarter of 1996.

RESULTS OF OPERATIONS

COMPARISON OF 1996 WITH 1995

                                                             1996       1995    CHANGE   % CHANGE
                                                            ------     ------   ------   --------
    Revenues............................................    $ 111.6    $  72.4  $  39.2    54.1%
    Number of Trading Days..............................      254        252        2       0.8%
    Revenues per Trading Day (Dollars in thousands).....    $ 439      $ 287    $ 152      53.0%

---------------

     (6) The percentages on the graph are total ITG shares executed divided by the composite volume. Total ITG shares executed includes total POSIT shares divided by two, QuantEX shares and shares executed by the Electronic Trading Desk. Composite volume includes shares executed by and as provided by the following exchanges: New York, American, Chicago, Pacific, Cincinnati, Boston, and Philadelphia stock exchanges, as well as the National Association of Securities Dealers Automated Quotation System. Composite volume excludes ITG shares executed and "program trading" shares of the New York Stock Exchange.

Investment Technology Group, Inc.

     Increased revenues is due to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the year ended December 31, 1996, POSIT revenues were approximately 49% or $22.1 million above the comparable period for 1995, while QuantEX revenues were approximately 57% or $9.0 million above the comparable period for 1995. For the year ended December 31, 1996, other electronic trading desk services were 83% or $8.1 million above the comparable period for 1995.

     The Company currently reports revenues net of soft dollars collected. The Company previously reported soft dollars on a "gross" basis. Soft dollars collected were reported as revenues and, in an equal and offsetting amount, as soft dollar expense. The historical financial statements have been reclassified to reflect revenue net of soft dollars collected. Soft dollars are those incremental amounts of commission dollars collected in addition to the Company's charge for executions. These incremental amounts are used to satisfy customers' third-party research services.

                                                             1996       1995    CHANGE   % CHANGE
                                                            ------     ------   ------   --------
    Compensation and employee benefits expense..........    $  25.0    $  16.4  $   8.6    52.4%
    Number of employees at period end...................      157        118       39      33.1%
    Revenue per employee at period end (Dollars in
      thousands)........................................    $ 711      $ 614    $  97      15.8%
    Compensation and employee benefits expense per
      employee (Dollars in thousands)...................    $ 159      $ 139    $  20      14.4%

     The increase in compensation and employee benefits expense is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                               1996      1995    CHANGE   % CHANGE
                                                               -----     -----   ------   --------
    Transaction processing expense.........................    $15.7     $10.9   $ 4.8      44.0%
    Transaction processing expense as a percentage of
      revenues.............................................     14.1%     15.1%   (1.0)%   (6.6)%

     The increase is primarily due to the expense associated with a higher volume of transactions in 1996. In addition, QuantEX is a larger portion of total volume, causing higher execution charges. The Company received a $621,000 adjustment in the fourth quarter of 1996 against charges incurred in the first three quarters of 1996 for exchange-related execution fees.

                                                               1996      1995    CHANGE   % CHANGE
                                                               -----     -----   ------   --------
    Software royalties expense.............................    $ 8.8     $ 6.0   $ 2.8      46.7%
    Software royalties expense as a percentage of POSIT
      revenues.............................................     13.1%     13.3%   (0.2)%   (1.5)%

     The increase is due to higher revenue associated with POSIT.

                                                                 1996     1995   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Occupancy and equipment expense..........................    $6.1     $3.6    $2.5      69.4%

     The increase is due primarily to depreciation of premises and equipment acquired since the beginning of 1996 and accelerated depreciation of leasehold improvements and furniture related to the relocation of the New York office scheduled to occur in the second quarter of 1997.

Investment Technology Group, Inc.

                                                                 1996     1995   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Consulting expense.......................................    $2.5     $1.7    $0.8      47.1%

     Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The increase is due primarily to the Company undertaking special projects related to contingency planning and systems' security.

                                                                 1996     1995   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Telecommunications and data processing services
      expense................................................    $4.8     $2.9    $1.9      65.5%

     The increase is due primarily to an increase in quotation services and communications charges associated with the increased number of QuantEX installations. In addition, an increased level of activity in the existing QuantEX business raised the semi-variable component of the quotation services and communications charges.

                                                                 1996     1995   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Other general and administrative expense.................    $7.6     $6.1    $1.5      24.6%

     The increase is largely due to an increase in amortization of capitalized software and allowances for general legal and bad debt expenses.

                                                               1996      1995    CHANGE   % CHANGE
                                                               -----     -----   ------   --------
    Income tax expense.....................................    $17.7     $10.0    $7.7      77.0%

     The increase is primarily due to an increase in pretax earnings. The effective tax rate in 1996 and 1995 was 43%. However, 1995 was favorably impacted by a lower tax rate resulting from the recognition of research and development tax credits attributable to prior periods.

COMPARISON OF 1995 WITH 1994

                                                              1995       1994    CHANGE   % CHANGE
                                                             ------     ------   ------   --------
    Revenues.............................................    $  72.4    $  56.7  $  15.7    27.7%
    Number of Trading Days...............................      252        252        0         0%
    Revenues per Trading Day (Dollars in thousands)......    $ 287      $ 225    $  62      27.6%

     Increased revenues were attributed to a growing use of the POSIT and QuantEX products and an expansion of the Company's other electronic trading desk services. POSIT and QuantEX revenues increased by 19% and 21%, respectively, or a combined total of approximately $10.0 million above 1994. Other revenue and revenues for other electronic trading desk services were $5.7 million above 1994.

     The Company currently reports revenues net of soft dollars collected. The Company previously reported soft dollars on a "gross" basis. Soft dollars collected were reported as revenues and, in an equal and offsetting amount, as soft dollar expense. The historical financial statements have been reclassified to reflect revenue net of soft dollars collected. Soft dollars are those incremental amounts of commission dollars collected in addition to the Company's charge for executions. These incremental amounts are used to satisfy customers' third-party research services.

                                                              1995       1994    CHANGE   % CHANGE
                                                             ------     ------   ------   --------
    Compensation and employee benefits expense...........    $  16.4    $  13.5   $  2.9    21.5%
    Number of employees at period end....................      118         93       25      26.9%
    Revenue per employee at period end (Dollars in
      thousands).........................................    $ 614      $ 610     $  4       0.7%
    Compensation and employee benefits expense per
      employee (Dollars in thousands)....................    $ 139      $ 145     $ (6)    (4.1)%

Investment Technology Group, Inc.

     The increase in compensation and employee benefits expense is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                               1995      1994    CHANGE   % CHANGE
                                                               -----     -----   ------   --------
    Transaction processing expense.........................    $10.9     $ 8.2   $ 2.7      32.9%
    Transaction processing expense as a percentage of
      revenues.............................................     15.1%     14.5%    0.6 %     4.1%

     The increase was primarily due to the expense associated with a higher volume of transactions in 1995, partially resulting from a decrease in the number of shares per transaction. This was partially offset by a decrease in the charge per ticket paid to Jefferies & Co. for clearing trades.

                                                               1995      1994    CHANGE   % CHANGE
                                                               -----     -----   ------   --------
    Software royalties expense.............................    $ 6.0     $ 5.0    $1.0      20.0%
    Software royalties expense as a percentage of POSIT
      revenues.............................................     13.3%     13.2%    0.1%      0.8%

     The increase is due to higher revenue associated with POSIT.

                                                                 1995     1994   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Occupancy and equipment expense..........................    $3.6     $2.9    $0.7      24.1%

     The increase is due primarily to the depreciation of approximately $5.0 million of capital expenditures undertaken since the beginning of 1995 and increased rent expense, both of which are primarily related to the opening of the new Boston office.

                                                                 1995     1994   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Consulting expense.......................................    $1.7     $1.4    $0.3      21.4%

     The increase is due primarily to an increase in testing of a new "ITG Platform" system currently in development, and the use of a consultant for the automation of a management reporting system. Consulting is for equity research and product development functions which the Company believes it is advantageous to out-source.

                                                                 1995     1994   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Telecommunications and data processing services
      expense................................................    $2.9     $2.3    $0.6      26.1%

     The increase resulted from an increase in quotation and communication expenses associated with additional QuantEX installations.

                                                                 1995     1994   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Other general and administrative expense.................    $6.1     $4.0    $2.1      52.5%

     The increase is largely due to an increase in advertising and promotional costs and amortization for increased levels of capitalized software.

                                                                 1995     1994   CHANGE   % CHANGE
                                                                 ----     ----   ------   --------
    Performance share plans expense..........................     $0      $1.5   $(1.5)      100%

     Performance Share Plans expense was related to the termination of the plans as of the beginning of May 1994.

                                                                1995     1994    CHANGE   % CHANGE
                                                                ----     -----   ------   --------
    Termination of plans expense............................     $0      $30.2   $(30.2)     100%

Investment Technology Group, Inc.

     Termination of plans expense was related to the termination of certain management agreements, the compensatory Performance Share Plans and non-compensatory ITG stock options in conjunction with the Company's initial public offering in May 1994. This represented a one-time charge.

                                                               1995      1994    CHANGE   % CHANGE
                                                               -----     -----   ------   --------
    Income tax expense (benefit)...........................    $10.0     $(4.5)  $14.5     322%

     The effective tax rate for 1995 was favorably impacted by research and development tax credits attributable to prior periods in the amount of $645,000.

DEPENDENCE ON MAJOR CUSTOMERS

     During 1996, revenue received by the Company from its 10 largest customers accounted for approximately 39.6% of the Company's total revenue while revenue received from the three largest customers accounted for 9.3%, 6.8% and 5.6% of total revenue. During 1995, revenue received by the Company from its 10 largest customers accounted for approximately 43.6% of the company's total revenue while revenue received from the three largest customers accounted for 8.3%, 7.3%, and 7.1% of total revenue. Customers may discontinue use of the Company's services at any time. During 1994, revenue received by the Company from its 10 largest customers accounted for approximately 45.4% of the company's total revenue while revenue received from the three largest customers accounted for 7.6%, 6.7%, and 6.3% of total revenue. The loss of any significant customers could have a material adverse effect on the Company's results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities offered through POSIT which may adversely affect the liquidity of the system.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its business through cash flow from operations, equity investments made by Jefferies Group and, to a lesser extent, through operating lease agreements with Jefferies Group for premises and equipment. Since November 1994, the Company has purchased its own equipment. The Company's liquidity and capital resource requirements are the result of the funding of working capital needs, primarily consisting of compensation, benefits and transaction processing fees and software royalty fees. Historically, all working capital requirements have been met by cash from operations and subordinated loans and equity investments made by Jefferies Group.

     Immediately prior to the Offering, the Company and Jefferies Group entered into an Intercompany Borrowing Agreement which provides for aggregate borrowings under the facility of up to $15.0 million. Amounts borrowed under the facility are not restricted as to their use by the Company. The facility bears interest at a floating rate equal to 1.75% above the average one month London Interbank Offered Rate. Jefferies Group is not committed to advance funds, and the Company is not obligated to borrow funds, under the facility. The Company may borrow funds from other parties. The facility may be terminated by Jefferies Group in the event of an uncured default by the Company.

     The Company's principal financial commitments consist of obligations under lease and sublease agreements with third parties, Jefferies Group and Jefferies & Co., and for certain offices and equipment.

     The Company believes that its cash flow from operations and its existing cash balances will be sufficient to meet its cash requirements. The Company generally invests its excess cash in money market funds, municipal securities and other short-term investments. At December 31, 1996 and 1995, such cash equivalents amounted to $43.7 million and $17.8 million, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. Additionally, the trade receivable from affiliate of $2.8 million is due within 30 days.

EFFECTS OF INFLATION

     The Company does not believe that the relatively moderate levels of inflation which have been experienced in North America in recent years have had a significant effect on its revenue or its profitability. However, high inflation may lead to higher interest rates which might cause money to move from equity funds to bond funds or money market funds.

Investment Technology Group, Inc.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL REPORTS SECTION

                                                                                       PAGES
                                                                                       -----
Management's Responsibility For Compliance And Financial Reporting                      19
Independent Auditors' Report                                                            20
Consolidated Statement of Operations                                                    21
Consolidated Statement of Financial Condition                                           22
Consolidated Statement of Changes in Stockholders' Equity                               23
Consolidated Statement of Cash Flows                                                    24
Notes to Consolidated Financial Statements                                              25

Investment Technology Group, Inc.

       MANAGEMENT'S RESPONSIBILITY FOR COMPLIANCE AND FINANCIAL REPORTING

TO THE SHAREHOLDERS:

     The management of Investment Technology Group, Inc. (the "Company") is responsible for the integrity and objectivity of the financial information presented in this Annual Report. Financial information appearing throughout the Annual Report is consistent with that in the accompanying financial statements. The financial statements have been prepared by management of the Company in conformity with generally accepted accounting principles in the United States and comply, in all material respects, with guidelines of the International Accounting Standards Committee. The financial statements reflect, where applicable, management's best judgments and estimates.

     The management of the Company has established and maintains an internal control structure and monitors that structure for compliance with established policies and procedures. The objectives of an internal control structure are to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization.

     Management also recognizes its responsibility to foster and maintain a strong ethical environment within the Company to ensure that its business affairs are conducted with integrity and in accordance with high standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's Statement of Policy on Standards of Employee Conduct, which is distributed to all employees of the Company. As part of the monitoring system, the Company maintains Corporate Compliance Personnel, who have oversight responsibilities for administering and coordinating the application of these standards of conduct. Senior legal and compliance personnel have been directed to report compliance concerns directly to the President of the Company. Ongoing oversight of compliance activities is the responsibility of the Company's President.

     The Company's Board of Directors appoints an Audit Committee composed solely of outside directors. The function of the Audit Committee is to oversee the accounting, reporting, audit and internal control policies and procedures established by the Company's management. The Committee meets regularly with management and the internal and independent auditors. The auditors have free access to the Audit Committee without the presence of management. The Committee reports regularly to the Board of Directors on its activities, and such other matters as it deems necessary. Ernst & Young LLP, independent auditors, performs an internal audit program for the Company and reports directly to the Audit Committee on matters of internal control.

     The Company's annual consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors, who were appointed by the Board of Directors. Management has made available to KPMG Peat Marwick LLP all of the Company's financial records and related data, as well as the minutes of directors' meetings.

     Furthermore, management believes that all its representations to KPMG Peat Marwick LLP are valid and appropriate. In addition, KPMG Peat Marwick LLP, in determining the nature and extent of their auditing procedures, considered the Company's accounting procedures and policies and the effectiveness of the related internal control structure.

     Management believes that, as of December 31, 1996, the Company's internal control structure was adequate to accomplish the objectives discussed herein.

Raymond L. Killian Jr.      Scott P. Mason              John R. MacDonald
Chairman                    President and               Senior Vice President
                            Chief Executive Officer     and Chief Financial Officer

Investment Technology Group, Inc.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Investment Technology Group, Inc.:

     We have audited the accompanying consolidated statement of financial condition of Investment Technology Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles in the United States and International Accounting Standards.
                                          KPMG Peat Marwick LLP

Los Angeles, California
January 24, 1997 except as to
  note 11 to the consolidated
  financial statements, which
  is as of March 26, 1997.

Investment Technology Group, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenues.................................................    $111,556     $ 72,381     $ 56,716
Expenses:
  Compensation and employee benefits.....................      25,047       16,404       13,517
  Transaction processing.................................      15,737       10,861        8,234
  Software royalties.....................................       8,798        5,985        4,973
  Occupancy and equipment................................       6,111        3,606        2,872
  Consulting.............................................       2,492        1,699        1,432
  Telecommunications and data processing services........       4,789        2,879        2,341
  Other general and administrative.......................       7,581        6,059        4,046
  Performance share plans................................          --           --        1,528
  Termination of plans expense (note 7)..................          --           --       30,163
                                                             --------     --------     --------
                                                               70,555       47,493       69,106
  Earnings (loss) before income tax expense (benefit)....      41,001       24,888      (12,390)
Income tax expense (benefit).............................      17,666        9,983       (4,529)
                                                             --------     --------     --------
Net earnings (loss)......................................    $ 23,335     $ 14,905     $ (7,861)
                                                             ========     ========     ========
Primary net earnings (loss) per share of common stock....    $   1.26     $   0.81     $  (0.45)
                                                             ========     ========     ========
Fully diluted net earnings (loss) per share of common
  stock..................................................    $   1.24     $   0.81     $  (0.45)
                                                             ========     ========     ========
Primary weighted average shares and common stock
  equivalents outstanding................................      18,578       18,465       17,456
                                                             ========     ========     ========
Fully diluted weighted average shares and common stock
  equivalents outstanding................................      18,781       18,465       17,456
                                                             ========     ========     ========

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

Investment Technology Group, Inc.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                           1996         1995
                                                                          -------     --------
                                                                              (DOLLARS IN
                                                                           THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
ASSETS
Cash and cash equivalents...............................................  $43,955     $17,960
Securities owned........................................................    4,808       8,509
Investment in limited partnership (at market; cost $5,000)..............    5,193          --
Trade receivables.......................................................    4,806       2,482
Trade receivable from affiliate.........................................    2,812       7,766
Due from affiliates.....................................................    1,459       5,001
Premises and equipment..................................................    8,442       4,852
Capitalized software....................................................    3,028       2,757
Other assets............................................................    3,467       2,640
Goodwill................................................................    2,471       3,021
Deferred tax asset......................................................    2,357         330
                                                                          -------     -------
                                                                          $82,798     $55,318
                                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...................................  $ 8,648     $ 5,112
Software royalties payable..............................................    2,274       1,794
Securities sold, not yet purchased......................................    1,226          --
Due to affiliates.......................................................    1,922       2,243
Income taxes payable to affiliate.......................................    1,635         690
                                                                          -------     -------
                                                                           15,705       9,839
                                                                          -------     -------
Lease commitments (note 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01; shares authorized:
     5,000,000; shares issued: none.....................................       --          --
  Common stock, par value $0.01; shares authorized:
     30,000,000; shares issued: 18,700,000 in 1996 and 1995.............      187         187
  Additional paid-in capital............................................   36,055      36,055
  Retained earnings.....................................................   34,614      11,279
  Common stock held in treasury, at cost; shares:
  445,200 in 1996 and 310,200 in 1995...................................   (3,763)     (2,042)
                                                                          -------     -------
          Total stockholders' equity....................................   67,093      45,479
                                                                          -------     -------
                                                                          $82,798     $55,318
                                                                          =======     =======

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

Investment Technology Group, Inc.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                        RETAINED       COMMON     TOTAL
                                                         ADDITIONAL     EARNINGS       STOCK      STOCK-
                                  PREFERRED    COMMON     PAID-IN     (ACCUMULATED    HELD IN     HOLDER
                                    STOCK      STOCK      CAPITAL       DEFICIT)      TREASURY    EQUITY
                                  ---------   --------   ----------   -------------   --------   --------
Balance at December 31, 1993....  $      --   $     --    $   9,609     $   4,235     $     --   $ 13,844
Stock for stock exchange of
  ownership interests under
  common control (15,000,000
  shares).......................                   150         (150)
Dividend to Jefferies Group.....                            (17,000)                              (17,000)
Proceeds from public common
  stock offering of $48.1
  million, less underwriting
  discounts, commissions and
  offering expenses of $4.5
  million (3,700,000 shares)....                    37       43,596                                43,633
Purchase of common stock for
  treasury (125,700 shares).....                                                          (723)      (723)
Net loss........................                                           (7,861)                 (7,861)
                                   --------   --------     --------      --------     --------   --------
Balance at December 31, 1994....         --        187       36,055        (3,626)        (723)    31,893
Net earnings....................                                           14,905                  14,905
Purchase of common stock for
  treasury (184,500 shares).....                                                        (1,319)    (1,319)
                                   --------   --------     --------      --------     --------   --------
Balance at December 31, 1995....         --        187       36,055        11,279       (2,042)    45,479
Net earnings....................                                           23,335                  23,335
Purchase of common stock for
  treasury (135,000 shares).....                                                        (1,721)    (1,721)
                                   --------   --------     --------      --------     --------   --------
Balance at December 31, 1996....  $      --   $    187    $  36,055     $  34,614     $ (3,763)  $ 67,093
                                   ========   ========     ========      ========     ========   ========

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

Investment Technology Group, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)....................................    $ 23,335     $ 14,905     $ (7,861)
  Adjustments to reconcile net earnings (loss) to net
     cash provided (used) by operating activities:
     Deferred income tax (benefit) expense...............      (2,027)       2,663        1,663
     Depreciation and amortization.......................       3,957        2,363        1,222
     Unearned (loss) income related to investments.......        (267)          70
     Other...............................................          --           --           37
  Decrease (increase) in operating assets:
     Securities owned....................................       3,701       (8,509)          --
     Trade receivables...................................      (2,324)      (1,647)        (202)
     Trade receivable from affiliate.....................       4,953       (2,832)       1,172
     Due from affiliates.................................       3,541       (4,501)         197
     Income taxes receivable from affiliate..............          --        1,511       (3,086)
     Other assets........................................      (1,977)        (724)        (524)
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses...............       4,956          191          359
     Software royalties payable..........................         480          723         (442)
     Termination of plans expense payable................          --         (758)         758
     Performance share plans payable.....................          --           --         (212)
     Due to affiliates...................................        (321)         813       (2,047)
     Securities sold, not yet purchased..................       1,226
     Income taxes payable to affiliate...................         945          690           --
                                                             --------     --------     --------
  Net cash provided (used) by operating activities.......      40,178        4,958       (8,966)
                                                             --------     --------     --------
Cash flows from financing activities:
  Net proceeds from initial public offering..............          --           --       43,633
  Dividend paid to Jefferies Group.......................          --           --      (17,000)
  Purchase of common stock for treasury..................      (1,721)      (1,319)        (723)
                                                             --------     --------     --------
  Net cash (used) provided by financing activities.......      (1,721)      (1,319)      25,910
                                                             --------     --------     --------
Cash flows from investing activities:
  Purchase of premises and equipment.....................      (5,624)      (5,003)        (224)
  Investment in limited partnership......................      (5,193)          --           --
  Capitalization of software development costs...........      (1,645)      (2,122)      (1,284)
                                                             --------     --------     --------
  Net cash used by investing activities..................     (12,462)      (7,125)      (1,508)
                                                             --------     --------     --------
  Net increase (decrease) in cash and cash equivalents...      25,995       (3,486)      15,436
Cash and cash equivalents -- beginning of year...........      17,960       21,446        6,010
                                                             --------     --------     --------
Cash and cash equivalents -- end of year.................    $ 43,955     $ 17,960     $ 21,446
                                                             ========     ========     ========
Supplemental cash flow information:
  Interest paid..........................................    $    223     $     53     $     10
                                                             ========     ========     ========
  Income taxes paid to (received from) affiliate.........    $ 18,798     $  5,072     $ (3,075)
                                                             ========     ========     ========

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

Investment Technology Group, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "ITGI"), principally ITG Inc. ("ITG"), a Delaware corporation, and a registered broker-dealer in securities under the Securities Exchange Act of 1934, and ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at December 31, 1996.

     In March 1994, ITGI was formed for the purpose of holding 100% of the stock of ITG, which was a wholly-owned subsidiary of Jefferies Group. After its formation, ITGI had a capital structure of preferred stock (5.0 million shares authorized, par value $.01 per share, no shares issued or outstanding) and common stock (30.0 million shares authorized, par value $.01 per share, no shares issued or outstanding).

     Immediately prior to the consummation of an initial public offering (the "Offering") in May 1994, ITGI issued 15.0 million shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ITG (10.0 million shares) held by Jefferies Group. In addition, Jefferies Group contributed Global Trading to ITGI and its royalty interest in Canadian QuantEX to ITG. This transaction was accounted for as an exchange of ownership interests under common control, and therefore, the assets and liabilities of these entities were not revalued.

     In May 1994, the Company consummated the Offering and issued 3.7 million shares of common stock for $48.1 million ($13 per share), less underwriting discounts and commissions of $3.4 million and offering expenses of $1.1 million. Immediately following the Offering, Jefferies Group owned 80.2% of the outstanding common stock of the Company.

COMBINED FINANCIAL STATEMENT PRESENTATION

     Prior to May 1994, the accompanying consolidated financial statements, presented on an historical basis, include the accounts of ITG, Global Trading and the royalty interest in Canadian QuantEX on a combined basis. ITG was incorporated in the State of Delaware as a wholly-owned subsidiary of Jefferies Group in 1991 with operations beginning in March 1992. From 1987 to February 1992, ITG was operated as the investment technology division of Jefferies & Company, Inc. ("Jefferies & Co."), a wholly-owned subsidiary of Jefferies Group. These combined statements are presented as if the Company had existed as a corporation separate from Jefferies Group prior to May 1994 and include the historical assets, liabilities, revenues and expenses that are directly related to the Company's operations. The retained earnings (accumulated deficit) reflected in the accompanying combined financial statements have been recorded as a result of net earnings (loss) from the combined operations of the Company, on a historical basis.

     The financial information included herein may not necessarily reflect what the financial position, results of operations or cash flows of the Company would have been if it were not related to Jefferies Group.

     All material intercompany balances and transactions have been eliminated in consolidation and combination. Certain prior period amounts have been reclassified to conform to the 1996 financial statement presentation. The Company previously reported soft dollars on a "gross" basis. Soft dollars collected were reported as revenues and, as an equal and offsetting amount, soft dollar expense. The accompanying historical financial statements have been reclassified to reflect revenue net of soft dollars collected. Soft dollars are those incremental amounts of commission dollars collected in addition to the Company's charge for executions. These incremental amounts are used to satisfy customers' third-party research services.

Investment Technology Group, Inc.

BUSINESS SEGMENT

     Through its wholly-owned, broker/dealer subsidiary, ITG, the Company, is a leading provider of technology-based equity trading services and transaction research to institutional investors and brokers. ITG services help clients to access liquidity, execute trades more efficiently and make better trading decisions.

GOODWILL

     In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop the Company's QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At December 31, 1996 and 1995, goodwill amounted to $2.5 million and $3.0 million, net of accumulated amortization of $2.8 million and $2.3 million, respectively.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the noncancelable lease term.

REVENUES

     Revenues primarily consist of commission revenues. Trade receivable from affiliate consists of commissions receivable.

     Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

EXPENSES

     Compensation and employee benefits include base salaries, bonuses, employment agency fees, part-time employees, commissions paid to Jefferies & Co. employees (note 8) and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. Transaction processing consists of floor brokerage and clearing fees. Software royalties are payments to BARRA, Inc., the Company's joint venture partner in POSIT. Royalty payments are calculated at an effective rate of 13% of adjusted POSIT revenues. The royalty payments related to Global Trading are calculated at an effective rate of 50%. Occupancy and equipment includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Consulting is for equity research and product development activities which the Company believes it is advantageous to out-source. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Other general and administrative includes goodwill amortization, legal, audit, tax and promotional expenses. Performance share plans are described in note 7.

INCOME TAXES

     The Company is a member of the Jefferies affiliated group ("Group") for purposes of filing a Federal income tax return (i.e., Jefferies Group owns more than 80% of the Company). The Company's tax liability is determined on a "separate return" basis. That is, the Company is required to pay to Jefferies Group its

Investment Technology Group, Inc.

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

     Consistent with the tax-sharing agreement above, the consolidated financial statements reflect an allocation of income tax expense (benefit) for the Company as if it had been a legal entity for the periods prior to May 1994. The consolidated tax provisions are shown in note 4 to the notes to consolidated financial statements. On a separate company basis, the consolidated tax provisions, including the recognition of the deferred tax asset discussed in note 4, would not be materially different from those presented.

     Deferred tax assets and liabilities reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Past effects of such changes in the rates were not material to the combined financial statements.

CAPITALIZED SOFTWARE

     The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over the estimated economic useful life, the average life of which is two years. Amortization begins when the product is available for release to the customers.

RESEARCH AND DEVELOPMENT

     Research and development costs were $6.0 million, $4.9 million and $3.2 million for 1996, 1995 and 1994, respectively. In 1996, 1995 and 1994, $1.6 million, $2.1 million and $1.3 million, respectively, were capitalized (note 3).

CASH AND CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments that generally mature within 90 days. At December 31, 1996 and 1995, such cash equivalents amounted to $43.7 million and $17.8 million, respectively.

INVESTMENT IN LIMITED PARTNERSHIP

     Investment in limited partnership consists of an investment in TQA Arbitrage Fund L.P. ( the "Fund"), a Delaware limited partnership. The Fund invests primarily in convertible securities, and seeks capital appreciation from its convertible securities portfolio through a combination of convertible securities purchases and short sales of related stocks focusing on the current income and capital appreciation available from such strategies with convertibles. The Company may withdraw any or all of its investment from the Fund upon at least a thirty days notice. Investment in limited partnership is valued at market, and unrealized gains or losses are reflected in revenues.

Investment Technology Group, Inc.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value.

SECURITIES OWNED

     Securities owned are valued at market, and unrealized gains or losses are reflected in revenues. Securities owned consisted of municipal securities as of December 31, 1996 and 1995.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

DIVIDENDS

     Any future payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements and other factors deemed relevant. However, the Company anticipates that, for the foreseeable future, all earnings will be

Investment Technology Group, Inc.

retained by the Company for working capital and that the Company will not pay any dividends to its stockholders. Immediately prior to the Offering, the Company declared a dividend payable to its sole stockholder, Jefferies Group, in the amount of $17.0 million. Such dividend liability was paid after the consummation of the Offering.

(2) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1996 and 1995:

                                                                        1996          1995
                                                                     ----------     ---------
    Furniture, fixtures and equipment............................    $11,051,000    $5,778,000
    Leasehold improvements.......................................     1,647,000     1,296,000
                                                                     ----------     ----------
      Total......................................................    12,698,000     7,074,000
    Less accumulated depreciation and amortization...............     4,256,000     2,222,000
                                                                     ----------     ----------
                                                                     $8,442,000     $4,852,000
                                                                     ==========     ==========

JEFFERIES GROUP PREMISES AND EQUIPMENT

     Prior to November 1994, premises and equipment for the Company were purchased by Jefferies Group. Jefferies Group owns and recorded such assets. Jefferies Group charges the Company depreciation and amortization on such premises and equipment on a monthly basis. The following is a summary of such of premises and equipment as of December 31, 1996 and 1995 as recorded by Jefferies
Group:

                                                                        1996          1995
                                                                     ----------     ---------
    Furniture, fixtures and equipment............................    $6,154,000     $6,154,000
    Leasehold improvements.......................................       942,000       942,000
                                                                     ----------     ----------
      Total......................................................     7,096,000     7,096,000
    Less accumulated depreciation and amortization...............     5,481,000     3,510,000
                                                                     ----------     ----------
                                                                     $1,615,000     $3,586,000
                                                                     ==========     ==========

     Most of the capital expenditures in the two schedules above are for computer-related equipment.

     Depreciation and amortization expense amounted to $2,034,000, $788,000 and $478,000 in 1996, 1995 and 1994, respectively.

(3) CAPITALIZED SOFTWARE COSTS

     The following is a summary of capitalized software costs for years ended December 31, 1996 and 1995:

                                                                        1996          1995
                                                                     ----------     ---------
    Capitalized software costs...................................    $5,787,000     $4,142,000
    Less accumulated amortization................................     2,759,000     1,385,000
                                                                     ----------     ----------
    Total........................................................    $3,028,000     $2,757,000
                                                                     ==========     ==========

     Approximately $1,645,000 of software costs were capitalized in 1996 primarily for the development of new versions of POSIT and QuantEX. In addition, approximately $1,649,000 of total capitalized software costs were not subject to amortization as of December 31, 1996, as the ITG Platform and certain versions of POSIT and QuantEX have not yet been released.

Investment Technology Group, Inc.

     Capitalized software costs are being amortized over one to two years, with an average remaining life of under two years. In 1996, 1995 and 1994, the Company included $1,374,000, $894,000 and $173,000, respectively, of amortized software costs in other expenses.

(4) INCOME TAXES

     The Company's operations are included in the consolidated Federal income tax return of Jefferies Group. All income tax liabilities/assets are due to/from Jefferies Group.

     Income tax expense (benefit) consists of the following components:

                                                          1996          1995           1994
                                                       ----------     ---------     ----------
    Current
      Federal......................................    $13,722,000    $5,224,000    $(5,135,000)
      State........................................      5,971,000     2,096,000     (1,057,000)
                                                       -----------    ----------    -----------
    Total..........................................     19,693,000     7,320,000     (6,192,000)
                                                       -----------    ----------    -----------
    Deferred
      Federal......................................     (1,408,000)    1,430,000      1,471,000
      State........................................       (619,000)    1,233,000        192,000
                                                       -----------    ----------    -----------
                                                        (2,027,000)    2,663,000      1,663,000
                                                       -----------    ----------    -----------
    Total..........................................    $17,666,000    $9,983,000    $(4,529,000)
                                                       ===========    ==========    ===========

     Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation and net operating losses arising from termination of plans expense (note 7). The tax effects of temporary differences that gave rise to the deferred tax asset at December 31, 1996 and 1995 were as follows:

                                                                        1996          1995
                                                                      ---------     ---------
    Deferred compensation.........................................    $1,560,000    $1,045,000
    State income tax..............................................      860,000            --
    Premises and equipment........................................     (139,000)     (255,000)
    Other.........................................................       76,000      (460,000)
                                                                      ----------    ---------
                                                                      $2,357,000    $ 330,000
                                                                      ==========    =========

     At December 31, 1996, $1,635,000 is currently payable to Jefferies Group for income taxes.

Investment Technology Group, Inc.

     The provision for income tax expense (benefit) differs from the expected Federal income tax rate of 35% for 1996, 1995 and 1994 for the following reasons:

                                                          1996          1995           1994
                                                       ----------     ---------     ----------
    Computed expected income tax expense
      (benefit)....................................    $14,350,000    $8,711,000    $(4,337,000)
    Increase in income taxes resulting from:
      Amortization of goodwill.....................       192,000       198,000        200,000
      State income tax expense (benefit), net of
         Federal income taxes......................     3,479,000     2,163,000       (562,000)
      Research and development tax credits.........      (159,000)     (863,000)            --
      Non-taxable interest income..................      (473,000)     (308,000)       (88,000)
      Other........................................       277,000        82,000        258,000
                                                       ----------     ---------     ----------
    Total income tax expense (benefit).............   $17,666,000    $9,983,000    $(4,529,000)
                                                       ==========    ==========    ===========

     The Company believes that it is more likely than not that the deferred tax asset will be realized pursuant to the Company's Tax Sharing Agreement with Jefferies Group which entitles the Company to a compensating tax payment from Jefferies Group.

(5) DEBT

     The Company had no term debt as of December 31, 1996 and 1995. Immediately prior to the Offering, the Company entered into an intercompany borrowing agreement with Jefferies Group permitting the Company to borrow up to $15.0 million. Any outstanding balance will be due March 31, 1999 and will accrue interest at 1.75% above the one month London Interbank Offering Rate.

(6) EMPLOYEE BENEFIT PLANS

     Substantially all employees of the Company are covered by a defined benefit pension plan sponsored by Jefferies Group. The defined benefit pension plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Jefferies Group funding policy is to contribute to the defined benefit pension plan at least the minimum amount that can be deducted for Federal Income Tax purposes. The plan assets consist of approximately 60% equities and 40% fixed income securities.

     The net periodic pension cost allocated to the Company was $151,000, $101,000 and $137,000 in 1996, 1995 and 1994, respectively.

     Jefferies Group incurs expenses related to various benefit plans covering substantially all employees, including an Employee Stock Purchase Plan and a profit sharing plan, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. Employee contributions under the ESPP are voluntary and are made via payroll deduction. The employee contribution are used to purchase the Jefferies Group common stock which is then held in an outside trust account. The Company matches employee contributions at a rate of 15% (more, if profits exceed targets set by the Company's Board of Directors). The Company's match vests after two years.

     Jefferies Group has a Capital Accumulation Plan (CAP) for certain officers and key employees of Jefferies Group and ITG. Participation in the CAP is optional, with those who elect to participate agreeing to defer graduated percentages of their compensation. The plan allows selected employees to acquire the Jefferies Group common stock at a 15% discount with 50% of the amount deferred. The remaining 50% of the amount deferred is placed in a Profit-Based Deferred Compensation Account that earns interest at a rate based on the performance of the Company. Jefferies Group will from time to time repurchase shares of its common stock in

Investment Technology Group, Inc.

the open market for use in this plan. The Company recognizes compensation cost related to the 15% discount and interest on Profit-Based Deferred Compensation Accounts.

     For 1996, 1995 and 1994, the Company expensed and contributed to these plans $1,590,000, $567,000, and $534,000, respectively.

(7) TERMINATION OF PLANS EXPENSE

     In connection with the Offering, certain management employment agreements, the Performance Share Plans (consisting of a 12.7% phantom equity interest in ITG and an annual profits bonus component) and non-compensatory ITG stock options (on 10% of the outstanding shares of ITG common stock) were terminated as of May 1, 1994 in exchange for $31.1 million in cash, a portion of which was used to purchase Jefferies Group common stock. The Company, prior to December 31, 1993, had expensed and paid to Jefferies Group an additional $9.4 million related to the above-mentioned Performance Share Plans. Immediately prior to the consummation of the Offering, Jefferies Group transferred its $9.4 million liability and an equivalent amount of cash to the Company to be applied by the Company as part of the termination of the Performance Share Plans. The total liability in connection with the above-mentioned plans was $40.5 million. Of the non-recurring expense of $31.1 million, approximately $900,000 was recorded in Performance Share Plans expense in the first two quarters of 1994 under the terms of the prior agreement. The total Performance Share Plans expense recorded for the first two quarters of 1994 was $1.5 million. The remaining $600,000 of such expense was for the annual profits bonus component of the Performance Share Plans for January 1, 1994 through May 1, 1994 (the termination date of the above-mentioned plans). Only the future annual profits bonus component (post Offering) of the above-mentioned plans was determined to be a component of the $40.5 million liability. The annual profits bonus component was earned during the period January 1, 1994 through May 1, 1994 by the payees regardless of the Offering. The remaining liability of $30.2 million was recorded as Termination of plans expense in the second quarter of 1994.

(8) RELATED PARTY TRANSACTIONS

     In connection with the Offering, the Company entered into certain agreements (e.g., tax sharing agreement, service agreements, clearing agreement, development rights agreement, revenue sharing agreement and lease agreements) as described below:

     Jefferies & Co. has provided specified administrative services to the Company at fixed monthly costs. Services performed outside the scope of the service agreements have been provided at jointly negotiated costs. Administrative services include human resources, telecommunications and data processing, legal, accounting and compliance. The costs of such services to the Company during 1996, 1995 and 1994 were $690,000, $584,000 and $569,000, respectively.

     Employees of the Company have also been provided with certain employee benefits, including medical, dental, life and disability insurance under plans maintained by Jefferies & Co., which have been charged to the Company based on Jefferies & Co.'s actual costs. In addition, third party expenses including telecommunication and quotation costs, floor brokerage, legal and accounting fees, exchange fees and other insurance costs, including fidelity bond coverage and directors and officers liability coverage, have been provided at cost.

     The Company paid to Jefferies & Co. an aggregate of $502,000, $432,000 and $446,000 for 1996, 1995 and 1994, respectively, as compensation to Jefferies & Co.'s account executives for introducing customers to POSIT.

     In addition, Jefferies & Co. has provided substantially all clearing services to the Company. Aggregate costs of such services to the Company were $7.3 million, $4.6 million and $4.4 million during 1996, 1995 and 1994, respectively, included in transaction processing expenses.

Investment Technology Group, Inc.

     Occupancy and equipment rental expense has been partially provided to the Company at cost by Jefferies Group.

     W & D Securities, Inc. performs certain execution services at the New York Stock Exchange and other exchanges for the Company. In order to comply with regulatory requirements of the NYSE that generally prohibit NYSE members and their affiliates from executing, as principal and, in certain cases, as agent, transactions in NYSE-listed securities off the NYSE, Jefferies Group gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W & D. In the event that Jefferies Group were to regain ownership of such common stock, Jefferies Group believes that the NYSE would assert that W & D would be in violation of the NYSE's rules unless similar arrangements satisfactory to the NYSE were made with respect to the ownership of the common stock. While the NYSE has generally approved the above arrangements, there can be no assurance that it will not raise objections in the future. The Company believes that it can make satisfactory alternative arrangements for executing transactions in listed securities on the NYSE if it were precluded from doing so through W & D. The cost of these execution services was $6.5 million, $5.4 million and $3.5 million in 1996, 1995 and 1994, respectively, and is included in transaction processing expenses. Included in other general and administrative expenses are fees paid to Jefferies International Limited of $248,000 for various broker and administrative services, of which $248,000 was reimbursed to the Company by its affiliate Global Trading.

     Jefferies & Co. executes trades in an agency capacity for certain of its customers. Transaction fees from such trades were $1.7 million, $1.1 million and $897,000 in 1996, 1995 and 1994, respectively, and are included in the Company's revenues.

     Prior to May 1994, allocations of costs from Jefferies & Co. and Jefferies Group were done on a proportional cost basis using several methods, including usage, headcount and square footage. Costs were allocated using the method deemed most reasonable and appropriate.

     During 1994, the Company paid Jefferies & Co. a consulting fee of $56,000 for investment advisory services. The Company also earned interest income and a commitment fee in connection with a borrowing by Jefferies Group.

     The Company believes all the foregoing post-Offering transactions were on terms substantially no less favorable to the Company than could have been obtained from unaffiliated parties and that all costs of doing business have been included. Amounts due from affiliates and amounts due to affiliates are generally settled on a monthly basis.

(9) MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

     In the normal course of business, the Company is involved in the execution of various customer securities transactions. Securities transactions are subject to the risk of counterparty or customer nonperformance. However, transactions are collateralized by the underlying security, thereby, reducing the associated risk to changes in the market value of the security through settlement date.

     The settlement of these transactions is not expected to have a material effect upon the Company's financial statements.

(10) NET CAPITAL REQUIREMENT

     ITG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. ITG has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG maintain minimum net capital, as defined, equal to $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

Investment Technology Group, Inc.

     At December 31, 1996, ITG had net capital of $29.8 million which was $29.6 million in excess of required net capital.

(11) ITGI STOCK OPTIONS

     At December 31, 1996, the Company had a non-compensatory stock option plan. Under the 1994 Stock Ownership and Long-term Incentive Plan, non-compensatory options to purchase 3,650,000 shares of the Company's Common Stock are reserved for issuance under the plan. Except for certain options granted in conjunction with the Offering, 20,000 options which vest over two years and 12,377 options which vest immediately, one third of the options granted vest on the first, second, and third anniversaries of the date the options were priced. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Stock Ownership and Long-Term Incentive Plan are exercisable on dates ranging from May 1997 to May 1999. The Plan will remain in effect until March 31, 2004, unless sooner terminated by the Board of Directors.

     In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors' Plan. The Non-Employee Directors' Plan generally provides for an annual grant to each non-employee director of an option to purchase 2,500 shares of Common Stock. In addition, the Non-Employee Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 10,000 shares of Common Stock. Stock options granted under the Non-Employee Directors' Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options become exercisable beginning at the latter of three months after the date of grant, or May 4, 1997. Stock options granted under the Non-Employee Directors' Plan expire five years after the date of grant. A total of 125,000 shares of Common Stock are reserved and available for issuance under the Non-Employee Directors' Plan.

     At the time of the Company's initial public offering in May 1994, stock options to acquire an aggregate of 2,728,000 shares of Common Stock were granted to officers and other employees of the Company. Of these options granted, 2,442,000 shares were 100% vested on May 4, 1994. In 1995, the Compensation Committee of the Board of Directors determined that a repricing of such options would serve to provide enhanced incentives to officers and employees of the Company. Accordingly, on the recommendation of the Compensation Committee, the Company offered a stock option repricing program pursuant to which all holders (options granted under the Non-Employee Directors' Plan were not eligible for repricing) of outstanding stock options with an exercise price of $13.00 per share were permitted to elect to exchange all or a portion of such stock options for a smaller number of stock options to acquire shares of Common Stock at exercise price of $13.00, $11.06 and $9.13 per share. The repricing program was offered to option holders on a value neutral basis using the Black Scholes option valuation model. In all, approximately 66% of the outstanding stock options eligible for repricing were repriced at the election of the holders of such options.

Investment Technology Group, Inc.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its non-compensatory stock option plans. Accordingly, no compensation costs have been recognized for its stock option plan. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              1996        1995
                                                                             -------     -------
    Net earnings.........................................    As reported     $23,335     $14,905
                                                             Pro forma       $20,279     $11,899
    Primary net earnings per share of common stock.......    As reported     $  1.26     $  0.81
                                                             Pro forma       $  1.09     $  0.64
    Fully diluted earnings per share of common stock.....    As reported     $  1.24     $  0.81
                                                             Pro forma       $  1.08     $  0.64

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option valuation model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: zero dividend yield for all years; risk free interest rates of 6.1 and 6.3 percent; expected volatility of 49 and 51 percent; and expected lives of four and four years.

     A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                             1996                  1995                  1994
                                      -------------------   -------------------   -------------------
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                 AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
          FIXED OPTIONS                SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
----------------------------------    --------   --------   --------   --------   --------   --------
Outstanding at beginning of
  year............................    2,271,351   $11.82    2,731,678   $13.00
Granted...........................      49,877     16.96      27,500      7.71    2,737,628   $13.00
Exercised.........................          --        --          --        --          --        --
Conversion:
  Surrendered upon conversion.....          --        --    (478,646)    13.00          --        --
  Converted from..................          --        --    (870,976)    13.00          --        --
  Converted to....................          --        --     435,493      9.13          --        --
  Converted to....................          --        --     435,483     11.06          --        --
Forfeited.........................     (10,169)    13.00      (9,181)    13.00      (5,950)    13.00
Outstanding at end of year........    2,311,059    11.96    2,271,351    11.82    2,731,678    13.00
Options exercisable at year-end...      None                  None                  None
Weighted average fair value per
  share of options granted during
  the year........................    $   7.93              $   3.48              $   5.87

Investment Technology Group, Inc.

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                             OPTIONS OUTSTANDING
                        -----------------------------
                                        WEIGHTED AVG.          OPTIONS EXERCISABLE
                                          REMAINING       ------------------------------
                          NUMBER         CONTRACTUAL        NUMBER        WEIGHTED AVG.
    EXERCISE PRICES     OUTSTANDING     LIFE (YEARS)      EXERCISABLE     EXERCISE PRICE
    ---------------     -----------     -------------     -----------     --------------
    $7.33                    3,334           1.8               --             $ 7.33
     7.50                    7,500           3.5               --               7.50
     8.25                   10,000           3.3               --               8.25
     9.13                  434,769           3.9               --               9.13
    11.06                  434,760           3.9               --              11.06
    13.00                1,370,819           2.3               --              13.00
    13.75                    7,500           4.5               --              13.75
    14.00                   10,000           4.2               --              14.00
    18.20                   20,000           4.8               --              18.20
    18.43                   12,377           4.9               --              18.43

     Although the 1994 Plan allows for the granting of performance-based stock options and restricted stock awards, no such options were granted during 1996 and 1995 and no such options were outstanding at December 31, 1996 and 1995.

     In January of 1997, the Company granted to Scott P. Mason a non-qualified stock option to acquire 1,000,000 shares of Common Stock of the Company, having an exercise price of $22.175. The option becomes exercisable as to 200,000 shares on May 4, 1997, and thereafter as to an additional 200,000 shares on each one year anniversary of the date of Scott P. Mason's employment contract execution. Such options granted were approved by the Compensation Committee of the Board of Directors in March 1997. The option expires in January 2002.

(12) INTEREST

     Included in revenues is interest income of $571,000, $46,000 and $616,000 for 1996, 1995 and 1994, respectively.

     Included in other general and administrative expenses is interest expense of $223,000, $53,000 and $10,000 for 1996, 1995 and 1994, respectively.

(13) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Included in accounts payable and accrued expenses at December 31, 1996 and 1995 are accrued soft dollar expenses of $2,104,000 and $933,000 and deferred revenues of $300,000 and $1,719,000, respectively.

Investment Technology Group, Inc.

(14) LEASE COMMITMENTS

     In March 1994, the Company entered into lease and sublease agreements with Jefferies Group, Jefferies & Co. and third parties for certain offices and equipment, which expire at various dates through 2005. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1.9 million, $1.2 million and $1.0 million, respectively. Minimum future rentals under noncancellable operating leases follow:

                                  YEAR ENDING DECEMBER 31
            --------------------------------------------------------------------
            1997..................................................    $1,030,000
            1998..................................................     2,651,000
            1999..................................................     2,659,000
            2000..................................................     2,674,000
            2001..................................................     2,730,000
            Thereafter............................................    24,069,000
                                                                      ----------
            Total.................................................    35,813,000
                                                                      ==========

(15) EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding during 1996, 1995 and 1994. Although the Company actually issued 15.0 million shares to Jefferies immediately prior to the Offering (See Basis of Presentation in Summary of Accounting Policies) those shares have been treated in the earnings (loss) per share calculation as if they had been outstanding during all of 1994. The average number of outstanding shares for the years ended December 31, 1996, 1995 and 1994 were 18.3 million, 18.5 million and 17.5 million, respectively.

(16) UNAUDITED SUPPLEMENTARY FINANCIAL INFORMATION

     The following tables set forth certain unaudited financial data for the Company's quarterly operations in 1996, 1995 and 1994. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Investment Technology Group, Inc.

                                                                                                                        YEAR
                                                                                                                        ENDED
                                                                                                                       DECEMBER
                                           YEAR ENDED DECEMBER 31, 1996            YEAR ENDED DECEMBER 31, 1995        31, 1994
                                       -------------------------------------   -------------------------------------   -------
                                       FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST    FOURTH
                                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                       -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenue........................  $29,892   $28,684   $26,313   $26,667   $19,933   $19,405   $16,700   $16,343   $12,898
Expenses:
Compensation and benefits............    6,947     6,225     6,006     5,869     4,579     4,754     3,529     3,542     2,582
Transaction processing...............    3,922     4,340     3,776     3,699     3,221     2,707     2,727     2,206     2,145
Software royalties...................    2,283     2,272     2,022     2,221     1,775     1,565     1,264     1,381     1,096
Occupancy and equipment..............    1,928     1,899     1,257     1,027       992       913       883       818       711
Consulting...........................      494       452       692       854       442       298       396       563       500
Telecommunications and data
  processing services................    1,396     1,217       925     1,251       853       864       676       486       709
Other general and administrative.....    1,614     2,072     1,783     2,112     1,729     1,432     1,332     1,566     1,340
  Performance share plan.............       --        --        --        --        --        --        --        --        --
  Termination of plans expense.......       --        --        --        --        --        --        --        --        --
    Total expenses...................   18,584    18,477    16,461    17,033    13,591    12,533    10,807    10,562     9,083
Earnings (loss) before income tax
  expense (benefit)..................   11,308    10,207     9,852     9,634     6,342     6,872     5,893     5,781     3,815
Income tax expense (benefit).........    4,813     4,330     4,285     4,238     2,844     1,990     2,543     2,606     1,870
    Net earnings (loss)..............  $ 6,495   $ 5,877   $ 5,567   $ 5,396   $ 3,498   $ 4,882   $ 3,350   $ 3,175   $ 1,945
Primary net earnings (loss) per share
  of common stock....................  $  0.35   $  0.32   $  0.30   $  0.29   $  0.19   $  0.27   $  0.18   $  0.17   $  0.10
Fully diluted net earnings (loss) per
  share of common stock..............  $  0.35   $  0.31   $  0.30   $  0.29   $  0.19   $  0.27   $  0.18   $  0.17   $  0.10


                                        THIRD    SECOND     FIRST
                                       QUARTER   QUARTER   QUARTER
                                       -------   -------   -------

Total Revenue........................  $15,537   $14,072   $14,209
Expenses:
Compensation and benefits............    3,455     3,310     4,170
Transaction processing...............    2,008     1,967     2,114
Software royalties...................    1,357     1,257     1,263
Occupancy and equipment..............      801       735       625
Consulting...........................      368       315       249
Telecommunications and data
  processing services................      612       540       480
Other general and administrative.....    1,025       897       784
  Performance share plan.............       --       770       758
  Termination of plans expense.......       --    30,163        --
    Total expenses...................    9,626    39,954    10,443
Earnings (loss) before income tax
  expense (benefit)..................    5,911   (25,882)    3,766
Income tax expense (benefit).........    2,664   (10,850)    1,787
    Net earnings (loss)..............  $ 3,247   $(15,032) $ 1,979
Primary net earnings (loss) per share
  of common stock....................  $  0.17   $ (0.90)  $  0.13
Fully diluted net earnings (loss) per
  share of common stock..............  $  0.17   $ (0.90)  $  0.13

     Earnings (loss) per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

Investment Technology Group, Inc.

                                                                                                                          YEAR
                                                                                                                          ENDED
                                                                                                                         DECEMBER
                                             YEAR ENDED DECEMBER 31, 1996            YEAR ENDED DECEMBER 31, 1995        31, 1994
                                         -------------------------------------   -------------------------------------   -------
                                         FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST    FOURTH
                                         QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                         -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                                   (AS A PERCENTAGE OF TOTAL REVENUE)
Total Revenue..........................   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Expenses:
  Compensation and benefits............    23.2      21.7      22.8      22.0      23.0      24.5      21.1      21.7      20.0
  Transaction processing...............    13.1      15.1      14.4      13.9      16.2      14.0      16.3      13.5      16.6
  Software royalties...................     7.6       7.9       7.7       8.3       8.9       8.1       7.6       8.5       8.5
  Occupancy and equipment..............     6.4       6.6       4.8       3.9       5.0       4.7       5.3       5.0       5.5
  Consulting...........................     1.7       1.6       2.6       3.2       2.2       1.5       2.4       3.4       3.9
  Telecommunications and data
    processing services................     4.7       4.2       3.5       4.7       4.3       4.5       4.1       3.0       5.5
  Other general and administrative.....     5.4       7.2       6.8       7.9       8.7       7.4       8.0       9.6      10.4
  Performance share plan...............      --        --        --        --        --        --        --        --        --
  Termination of plans expense.........      --        --        --        --        --        --        --        --        --
    Total expenses.....................    62.2      64.4      62.6      63.9      68.2      64.6      64.7      64.6      70.4
Earnings (loss)before income tax
  expense (benefit)....................    37.8      35.6      37.4      36.1      31.8      35.4      35.3      35.4      29.6
Income tax expense (benefit)...........    16.1      15.1      16.3      15.9      14.3      10.3      15.2      16.0      14.5
    Net earnings (loss)................    21.7%     20.5%     21.2%     20.2%     17.5%     25.2%     20.1%     19.4%     15.1%


                                          THIRD    SECOND     FIRST
                                         QUARTER   QUARTER   QUARTER
                                         -------   -------   -------

Total Revenue..........................   100.0%    100.0 %   100.0%
Expenses:
  Compensation and benefits............    22.2      23.5      29.4
  Transaction processing...............    12.9      14.0      14.9
  Software royalties...................     8.7       8.9       8.9
  Occupancy and equipment..............     5.2       5.2       4.4
  Consulting...........................     2.4       2.2       1.8
  Telecommunications and data
    processing services................     3.9       3.8       3.4
  Other general and administrative.....     6.6       6.4       5.5
  Performance share plan...............      --       5.5       5.3
  Termination of plans expense.........      --     214.4        --
    Total expenses.....................    62.0     283.9      73.5
Earnings (loss)before income tax
  expense (benefit)....................    38.0    (183.9)     26.5
Income tax expense (benefit)...........    17.2     (77.1)     12.6
    Net earnings (loss)................    20.9%    106.8 %    13.9%

Investment Technology Group, Inc.

     The Company's results of operations are dependent upon trading volumes in the equity securities markets and variations in transaction volume may cause the Company's operating results to fluctuate on a quarterly basis. To a lesser extent, the Company has periodically experienced higher revenue in quarters in which investment managers seek to adjust their portfolios as a result of changes in the composition of various broad-based stock market indices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants reportable herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

     Included in Part II of this report:

                                                                                        PAGES
                                                                                        -----
         Independent Auditor's Report.................................................    20
         Consolidated Statement of Operations.........................................    21
         Consolidated Statement of Financial Condition................................    22
         Consolidated Statement of Changes in Stockholders' Equity....................    23
         Consolidated Statement of Cash Flows.........................................    24
         Notes to Consolidated Financial Statements...................................    25

(a)(2)   Schedules

     Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

Investment Technology Group, Inc.

(a)(3)   Exhibits

      3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement Number 33-76474 on Form S-1 as declared effective by the Securities and Exchange Commission on May 4, 1994 (the "Registration Statement")).

      3.2        By-laws of the Company (incorporated by reference to Exhibit
              3.2 to Registration Statement).

      4.1 Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to Registration Statement).

      10.1 Agreement to Terminate Employment Agreement and Stock Options between the Company, Raymond L. Killian, Jr. and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.1.1 Joint Venture Agreement, dated October 1, 1987, between Jefferies & Company, Inc. and BARRA, Inc. (formerly Barr Rosenberg Associates, Inc.) (incorporated by reference to Exhibit 10.1.1 to Registration Statement).

      10.1.2 Exclusive Software License Agreement, dated October 1, 1987, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.2 to Registration Statement).

      10.1.3 Amendment No. 1 to Exclusive Software License Agreement, dated August 1, 1990, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.3 to Registration Statement).

      10.1.4 Consent of BARRA, Inc. to the assignment to the Company of the interests of Jefferies & Company, Inc. in the Posit Joint Venture referenced in item 10.1.1 and rights in the Software License Agreement referenced in item 10.1.2 (incorporated by reference to Exhibit 10.1.4 to Registration Statement).

      10.1.5 Joint Venture Agreement, dated May 31, 1990, between BARRA International (U.K.), Ltd. and Jefferies Global Trading Incorporated (incorporated by reference to Exhibit 10.1.5 to Registration Statement).

      10.1.6 Exclusive Software License Agreement, dated May 31, 1990, between the Global POSIT Joint Venture and Jefferies International Limited (incorporated by reference to Exhibit 10.1.6 to Registration Statement).

      10.1.7 Consent of BARRA International (U.K.), Ltd. to the assignment to the Company of the interests of Jefferies Global Trading Incorporated in the Global POSIT Joint Venture referenced in item
              10.1.5 (incorporated by reference to Exhibit 10.1.7 to Registration Statement).

      10.2 Agreement to Terminate Employment Agreement, Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Dale A. Prouty (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.2.1 Tax Sharing Agreement, dated January 1, Jefferies between Jefferies Group, Inc. and the Company (incorporated by reference to Exhibit 10.2.1 to Registration Statement).

      10.2.2 Service Agreement, dated March 15, 1994, between Jefferies & Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.2 to Registration Statement).

Investment Technology Group, Inc.

      10.2.3 Service Agreement, dated March 15, 1994, between W & D Securities, Inc. and the Company (incorporated by reference to Exhibit 10.2.3 to Registration Statement).

      10.2.4 Fully Disclosed Clearing Agreement, dated March 15, 1994, between Jefferies & Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.4 to Registration Statement).

      10.2.5 Intercompany Borrowing Agreement between Jefferies Group, Inc. and the Company (incorporated by reference to Exhibit 10.2.5 to Registration Statement).

      10.2.6 Development Rights Agreement, dated March 15, 1994, between Jefferies Group, Inc. and the Company (incorporated by reference to Exhibit 10.2.6 to Registration Statement).

      10.2.7 Revenue sharing Agreement, dated March 15, 1994, between the Company and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.2.7 to Registration Statement).

      10.2.8 Equipment Lease Agreement, dated March 15, 1994, between the Company, Jefferies & Company, Inc. and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.2.8 to Registration Statement).

      10.2.9 Form of Promissory Note between the Company and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.2.9 to Registration Statement).

      10.3 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Savyona Abel (incorporated by reference to
              Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.3.1 1994 Stock Option and Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.3.1 to Registration Statement).

      10.3.1A   Amended Non-Employee Directors' Stock Option Plan.

      10.3.1B   Amended 1994 Stock Option and Long-Term Incentive Plan.

      10.3.2     Employment Agreement between the Company, ITG Inc. and Raymond
              L. Killian, Jr. (incorporated by reference to Exhibit 10.3.2 to Registration Statement).

      10.3.2A   Amendment No. 2 to Employment Agreement between Raymond L.
              Killian, Jr., the Company and ITG Inc.

      10.3.3 Employment Agreement between the Company, ITG Inc. and Dale A. Prouty (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      10.3.3A* Amendment No. 2 to Employment Agreement between the Company, ITG
              Inc. and Dale A Prouty.

      10.3.4 Form of Employment Agreement between the Company and Joshua D. Rose (incorporated by reference to Exhibit 10.3.4 to Registration Statement).

      10.3.4A   Amendment to Form of Employment Agreement between the Company,
              ITG Inc. and Senior Vice Presidents Electing to Reprice Stock Options.

      10.3.5     Employment Agreement between the Company, ITG Inc. and Robert
              K. Laible (incorporated by reference to Exhibit 10.3.5 to Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on May 2, 1994).

      10.3.6     Employment Agreement between the Company, ITG Inc. and Yossef
              A. Beinart (incorporated by reference to Exhibit 10.3.6 to Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on May 2, 1994).

Investment Technology Group, Inc.

      10.3.7 Capital Accumulation Plan for key employees of Jefferies Group, Inc. (incorporated by reference to Exhibit 10.3.7 to Registration Statement).

      10.3.11 Form of Agreement to Terminate Stock Option between the Company, Scott P. Mason and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      10.3.12   Agreement to Modify Bonus Share between the Company and Robert
              K. Laible (incorporated by reference to Exhibit 10.3.12 to Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994

      10.3.13   Agreement to Modify Bonus Share between the Company and Joshua
              D. Rose (incorporated by reference to Exhibit 10.3.13 to Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994

      10.3.14 Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit
              10.3.3 to Registration Statement).

      10.3.15 Stock Option Agreement between the Company and Scott P. Mason (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      10.3.16   ITG Incentive Compensation Plan (incorporated by reference to
              Exhibit 10.3.16 to Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994

      10.3.17 Phantom Equity Agreement and Profits Bonus Rights Plan (incorporated by reference to Exhibit 10.3.17 to Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994

      10.3.18*  Employment Agreement between the Company and Scott P. Mason.

      10.4 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Mark Auburn (incorporated by reference to
              Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.4.1 Form of QuantEX Software and Hardware License Agreement (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      10.5 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Yossef Beinart (incorporated by reference to
              Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.5.1 Lease, dated September 30, 1992, between Jefferies Group, Inc. and Progress Partners. (incorporated by reference to Exhibit
              10.3.3 to Registration Statement).

      10.5.2 Amendment of Lease Agreement, dated November 23, 1992, between Jefferies Group, Inc. and Progress Partners (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      10.5.3 Sublease Agreement, dated March 15, 1994, between Jefferies Group, Inc. and the Company (incorporated by reference to Exhibit
              10.3.3 to Registration Statement).

Investment Technology Group, Inc.

      10.5.4 Lease, dated July 11, 1990, between 400 Corporate Pointe, Ltd. and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      10.5.7 First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company

      10.6 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Mike Earlywine (incorporated by reference to
              Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.7 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Joseph Heled (incorporated by reference to
              Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994 and).

      10.8 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Demetri Silas (incorporated by reference to
              Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.9 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Stuart Sperling (incorporated by reference to
              Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.10 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Tuval Chomut (incorporated by reference to
              Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.1 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Andrew Winner (incorporated by reference to
              Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.12 Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Mark Wright (incorporated by reference to
              Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      10.13     Agreement to Terminate Stock Option between the Company, Scott
              P. Mason and Jefferies Group, Inc. (incorporated by reference to
              Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

      23*       Consent of KPMG Peat Marwick LLP.

      27*       Financial Data Schedule.

* Filed herewith

(b) REPORTS ON FORM 8-K.

     There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

(c) INDEX TO EXHIBITS

     See list of exhibits at Item 14(a)(3) above and exhibits following.

Investment Technology Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTMENT TECHNOLOGY GROUP, INC.

                                        By:    /s/ RAYMOND L. KILLIAN, JR.
                                           -------------------------------------
                                                  Raymond L. Killian Jr.
                                                   Chairman of the Board
Dated: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                        DATE
-------------------------------------  ------------------------------------ -------------------
     /S/ RAYMOND L. KILLIAN, JR.       Chairman of the Board and Director   March 31, 1997
-------------------------------------
       Raymond L. Killian, Jr.

         /S/ SCOTT P. MASON            President, Chief Executive Officer   March 31, 1997
-------------------------------------  and Director
           Scott P. Mason

        /S/ JOHN R. MACDONALD          Senior Vice President and Chief      March 31, 1997
-------------------------------------  Financial Officer
          John R. MacDonald

         /S/ FRANK E. BAXTER           Director                             March 31, 1997
-------------------------------------
           Frank E. Baxter

        /S/ RICHARD G. DOOLEY          Director                             March 31, 1997
-------------------------------------
          Richard G. Dooley

        /S/ WILLIAM I. JACOBS          Director                             March 31, 1997
-------------------------------------
          William I. Jacobs

         /S/ ROBERT L. KING            Director                             March 31, 1997
-------------------------------------
           Robert L. King

       /S/ MICHAEL L. KLOWDEN          Director                             March 31, 1997
-------------------------------------
         Michael L. Klowden

         /S/ DALE A. PROUTY            Director                             March 31, 1997
-------------------------------------
           Dale A. Prouty

         /S/ MARK A. WOLFSON           Director                             March 31, 1997
-------------------------------------
           Mark A Wolfson

Investment Technology Group, Inc.

                                 EXHIBIT INDEX

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
 NUMBER                                DESCRIPTION                                    PAGE
--------  ---------------------------------------------------------------------   -------------
   3.1    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement Number 33-76474 on
          Form S-1 as declared effective by the Securities and Exchange
          Commission on May 4, 1994 (the "Registration Statement")).
   3.2    By-laws of the Company (incorporated by reference to Exhibit 3.2 to
          Registration Statement).
   4.1    Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to Registration Statement).
  10.1    Agreement to Terminate Employment Agreement and Stock Options between the Company, Raymond L. Killian, Jr. and Jefferies Group, Inc.
          (incorporated by reference to Exhibit 10.1 to the Quarterly Report on
          Form 10-Q for the quarter ended June 24, 1994).
  10.1.1  Joint Venture Agreement, dated October 1, 1987, between Jefferies &
          Company, Inc. and BARRA, Inc. (formerly Barr Rosenberg Associates,
          Inc.) (incorporated by reference to Exhibit 10.1.1 to Registration
          Statement).
  10.1.2  Exclusive Software License Agreement, dated October 1, 1987, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.2 to Registration Statement).
  10.1.3  Amendment No. 1 to Exclusive Software License Agreement, dated August
          1, 1990, between the POSIT Joint Venture and Jefferies & Company,
          Inc. (incorporated by reference to Exhibit 10.1.3 to Registration
          Statement).
  10.1.4  Consent of BARRA, Inc. to the assignment to the Company of the interests of Jefferies & Company, Inc. in the Posit Joint Venture
          referenced in item 10.1.1 and rights in the Software License
          Agreement referenced in item 10.1.2 (incorporated by reference to
          Exhibit 10.1.4 to Registration Statement).
  10.1.5  Joint Venture Agreement, dated May 31, 1990, between BARRA
          International (U.K.), Ltd. and Jefferies Global Trading Incorporated
          (incorporated by reference to Exhibit 10.1.5 to Registration
          Statement).
  10.1.6  Exclusive Software License Agreement, dated May 31, 1990, between the
          Global POSIT Joint Venture and Jefferies International Limited
          (incorporated by reference to Exhibit 10.1.6 to Registration
          Statement).
  10.1.7  Consent of BARRA International (U.K.), Ltd. to the assignment to the
          Company of the interests of Jefferies Global Trading Incorporated in the Global POSIT Joint Venture referenced in item 10.1.5
          (incorporated by reference to Exhibit 10.1.7 to Registration
          Statement).
  10.2    Agreement to Terminate Employment Agreement, Phantom Equity Rights
          and Profits Bonus Rights between the Company, Jefferies Group, Inc.,
          Jefferies & Company, Inc. and Dale A. Prouty (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for
          the quarter ended June 24, 1994).
  10.2.1  Tax Sharing Agreement, dated January 1, Jefferies between Jefferies
          Group, Inc. and the Company (incorporated by reference to Exhibit
          10.2.1 to Registration Statement).
  10.2.2  Service Agreement, dated March 15, 1994, between Jefferies & Company,
          Inc. and the Company (incorporated by reference to Exhibit 10.2.2 to
          Registration Statement).

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
 NUMBER                                DESCRIPTION                                    PAGE
--------  ---------------------------------------------------------------------   -------------
  10.2.3  Service Agreement, dated March 15, 1994, between W & D Securities,
          Inc. and the Company (incorporated by reference to Exhibit 10.2.3 to
          Registration Statement).
  10.2.4  Fully Disclosed Clearing Agreement, dated March 15, 1994, between
          Jefferies & Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.4 to Registration Statement).
  10.2.5  Intercompany Borrowing Agreement between Jefferies Group, Inc. and the Company (incorporated by reference to Exhibit 10.2.5 to
          Registration Statement).
  10.2.6  Development Rights Agreement, dated March 15, 1994, between Jefferies
          Group, Inc. and the Company (incorporated by reference to Exhibit
          10.2.6 to Registration Statement).
  10.2.7  Revenue sharing Agreement, dated March 15, 1994, between the Company and Jefferies & Company, Inc. (incorporated by reference to Exhibit
          10.2.7 to Registration Statement).
  10.2.8  Equipment Lease Agreement, dated March 15, 1994, between the Company,
          Jefferies & Company, Inc. and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.2.8 to Registration Statement).
  10.2.9  Form of Promissory Note between the Company and Jefferies Group, Inc.
          (incorporated by reference to Exhibit 10.2.9 to Registration
          Statement).
  10.3    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Savyona Abel (incorporated by reference to Exhibit 10.3 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
  10.3.1  1994 Stock Option and Long-Term Incentive Plan of the Company
          (incorporated by reference to Exhibit 10.3.1 to Registration
          Statement).
 10.3.1A  Amended Non-Employee Directors' Stock Option Plan.
 10.3.1B  Amended 1994 Stock Option and Long-Term Incentive Plan.
  10.3.2  Employment Agreement between the Company, ITG Inc. and Raymond L.
          Killian, Jr. (incorporated by reference to Exhibit 10.3.2 to
          Registration Statement).
 10.3.2A  Amendment No. 2 to Employment Agreement between Raymond L. Killian,
          Jr., the Company and ITG Inc.
  10.3.3  Employment Agreement between the Company, ITG Inc. and Dale A. Prouty
          (incorporated by reference to Exhibit 10.3.3 to Registration
          Statement).
10.3.3A*  Amendment No. 2 to Employment Agreement between the Company, ITG Inc.
          and Dale A Prouty.
  10.3.4  Form of Employment Agreement between the Company and Joshua D. Rose
          (incorporated by reference to Exhibit 10.3.4 to Registration
          Statement).
 10.3.4A  Amendment to Form of Employment Agreement between the Company, ITG
          Inc. and Senior Vice Presidents Electing to Reprice Stock Options.
  10.3.5  Employment Agreement between the Company, ITG Inc. and Robert K.
          Laible (incorporated by reference to Exhibit 10.3.5 to Registration
          Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on May 2, 1994).
  10.3.6  Employment Agreement between the Company, ITG Inc. and Yossef A.
          Beinart (incorporated by reference to Exhibit 10.3.6 to Registration
          Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on May 2, 1994).

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
 NUMBER                                DESCRIPTION                                    PAGE
--------  ---------------------------------------------------------------------   -------------
  10.3.7  Capital Accumulation Plan for key employees of Jefferies Group, Inc.
          (incorporated by reference to Exhibit 10.3.7 to Registration
          Statement).
          Form of Agreement to Terminate Stock Option between the Company,
 10.3.11  Scott P. Mason and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
          Agreement to Modify Bonus Share between the Company and Robert K.
 10.3.12  Laible (incorporated by reference to Exhibit 10.3.12 to Registration
          Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994
          Agreement to Modify Bonus Share between the Company and Joshua D.
 10.3.13  Rose (incorporated by reference to Exhibit 10.3.13 to Registration
          Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994
          Form of Stock Option Agreement between the Company and certain
 10.3.14  employees of the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
          Stock Option Agreement between the Company and Scott P. Mason
 10.3.15  (incorporated by reference to Exhibit 10.3.3 to Registration
          Statement).
          ITG Incentive Compensation Plan (incorporated by reference to Exhibit
 10.3.16  10.3.16 to Registration Statement Number 33-76474 on Amendment Number
          3 to Form S-1 as filed with the Securities and Exchange Commission on
          April 21, 1994
          Phantom Equity Agreement and Profits Bonus Rights Plan (incorporated
 10.3.17  by reference to Exhibit 10.3.17 to Registration Statement Number
          33-76474 on Amendment Number 3 to Form S-1 as filed with the
          Securities and Exchange Commission on April 21, 1994
 10.3.18* Employment Agreement between the Company and Scott P. Mason.
 10.4     Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Mark Auburn (incorporated by reference to Exhibit 10.4 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
 10.4.1   Form of QuantEX Software and Hardware License Agreement (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
 10.5     Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Yossef Beinart (incorporated by reference to Exhibit 10.5 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
 10.5.1   Lease, dated September 30, 1992, between Jefferies Group, Inc. and
          Progress Partners. (incorporated by reference to Exhibit 10.3.3 to
          Registration Statement).
 10.5.2   Amendment of Lease Agreement, dated November 23, 1992, between
          Jefferies Group, Inc. and Progress Partners (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
 10.5.3   Sublease Agreement, dated March 15, 1994, between Jefferies Group,
          Inc. and the Company (incorporated by reference to Exhibit 10.3.3 to
          Registration Statement).
 10.5.4   Lease, dated July 11, 1990, between 400 Corporate Pointe, Ltd. and
          Integrated Analytics Corporation, as assigned by Integrated Analytics
          Corporation to the Company (incorporated by reference to Exhibit
          10.3.3 to Registration Statement).

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
 NUMBER                                DESCRIPTION                                    PAGE
--------  ---------------------------------------------------------------------   -------------
  10.5.7  First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA
          Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company
  10.6    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Mike Earlywine (incorporated by reference to Exhibit 10.6 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
  10.7    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Joseph Heled (incorporated by reference to Exhibit 10.7 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994 and).
  10.8    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Demetri Silas (incorporated by reference to Exhibit 10.8 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
  10.9    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Stuart Sperling (incorporated by reference to Exhibit 10.9 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
  10.10   Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Tuval Chomut (incorporated by reference to Exhibit 10.10 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
  10.1    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Andrew Winner (incorporated by reference to Exhibit 10.11 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
  10.12   Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights
          between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
          and Mark Wright (incorporated by reference to Exhibit 10.12 to the
          Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).
  10.13   Agreement to Terminate Stock Option between the Company, Scott P.
          Mason and Jefferies Group, Inc. (incorporated by reference to Exhibit
          10.13 to the Quarterly Report on Form 10-Q for the quarter ended June
          24, 1994).
  23*     Consent of KPMG Peat Marwick LLP.
  27*     Financial Data Schedule.

---------------
* Filed herewith