Form 10-Q
period 1997-03-28
INVESTMENT TECHNOLOGY GROUP INC
filed 1997-05-13
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

For the quarterly period ended March 28, 1997  Commission file number: 0 - 23644

                        INVESTMENT TECHNOLOGY GROUP, INC.


             (Exact Name of Registrant as Specified in Its Charter)


                    DELAWARE                                               13 - 3757717
------------------------------------------------          ----------------------------------------------
(State or Other Jurisdiction of Incorporation or               (I.R.S. Employer Identification No.)
                  Organization)



      900 Third Avenue, New York, New York                               (212) 755 - 6800
------------------------------------------------          ----------------------------------------------
    (Address of Principal Executive Offices)              (Registrant's Telephone Number, Including Area
                                                                              Code)


                     10022
------------------------------------------------
                   (Zip Code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




Yes [X]    No [  ]




As of April 22, 1997, the Registrant had 18,102,500 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1.  Financial Statements
         Consolidated Statement of Financial Condition:
             March 28, 1997 (unaudited) and December 31, 1996......................     3
         Consolidated Statement of Operations (unaudited):
             Three Months Ended March 28, 1997 and March 29, 1996..................     4
         Consolidated Statement of Changes in Stockholders' Equity (unaudited):
             Three Months Ended March 28, 1997.....................................     5
         Consolidated Statement of Cash Flows (unaudited):
             Three Months Ended March 28, 1997 and March 29 ,1996..................     6
         Condensed Notes to Consolidated Financial Statements (unaudited)..........     7
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................     8

                                       PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................     9




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                     March 28,     December 31,
                                                                       1997            1996
                                                                       ----            ----
ASSETS                                                              (unaudited)

Cash and cash equivalents ....................................       $ 46,834        $ 43,955
Securities owned .............................................          5,381           4,808
Investment in limited partnership (at market; cost $5,000) ...          5,316           5,193
Trade receivables ............................................          6,217           4,806
Trade receivable from affiliate ..............................          2,573           2,812
Due from affiliates ..........................................            973           1,459
Premises and equipment .......................................         11,854           8,442
Capitalized software .........................................          3,031           3,028
Other assets .................................................          3,269           3,467
Goodwill .....................................................          2,334           2,471
Deferred tax asset ...........................................          2,343           2,357
                                                                     --------        --------

                                                                     $ 90,125        $ 82,798
                                                                     ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ........................       $  9,744        $  8,648
Software royalties payable ...................................          2,349           2,274
Securities sold, not yet purchased ...........................             46           1,226
Due to affiliates ............................................          4,030           1,922
Income taxes payable to affiliate ............................            396           1,635
                                                                     --------        --------

                                                                       16,565          15,705

Stockholders' equity:
   Preferred stock, par value $.01; shares authorized:
     5,000,000; none issued ..................................             --              --
   Common stock, par value $.01; shares authorized:
     30,000,000; shares issued: 18,700,000 ...................            187             187
   Additional paid-in capital ................................         36,055          36,055
   Retained earnings .........................................         41,145          34,614
   Common stock held in treasury, at cost; shares:448,500
     at March 28, 1997 and 445,200 at December 31, 1996 ......         (3,827)         (3,763)
                                                                     --------        --------

   Total stockholders' equity ................................         73,560          67,093
                                                                     --------        --------

                                                                     $ 90,125        $ 82,798
                                                                     ========        ========

Book value per share .........................................       $   4.03        $   3.68
                                                                     ========        ========

     See accompanying unaudited notes to consolidated financial statements.




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS




                                                                      Three Months Ended
                                                                      ------------------
                                                                    March 28,     March 29,
                                                                      1997          1996
                                                                      ----          ----
Revenues ....................................................       $30,654       $26,667

Expenses:
     Compensation and employee benefits .....................         6,873         5,869
     Transaction processing .................................         4,903         3,699
     Software royalties .....................................         2,382         2,221
     Occupancy and equipment ................................         1,858         1,027
     Consulting .............................................           372           854
     Telecommunications and data processing services ........           957         1,251
     Other general and administrative .......................         1,948         2,112
                                                                    -------       -------
                                                                     19,293        17,033
                                                                    -------       -------

     Earnings before income tax expense .....................        11,361         9,634

Income tax expense ..........................................         4,830         4,238
                                                                    -------       -------

Net earnings ................................................       $ 6,531       $ 5,396
                                                                    -------       =======

Primary earnings per share ..................................       $  0.35       $  0.29
                                                                    =======       =======

Fully diluted earnings per share ............................       $  0.35       $  0.29
                                                                    =======       =======

Primary weighted average shares of common stock and
common stock equivalents outstanding ........................        18,816        18,425
                                                                    =======       =======

Fully diluted weighted average shares of common stock and
common stock equivalents outstanding ........................        18,816        18,632
                                                                    =======       =======


     See accompanying unaudited notes to consolidated financial statements.




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 28, 1997
                              DOLLARS IN THOUSANDS


                                                                                                 Common          Total
                                                                    Additional                    Stock          Stock-
                                      Preferred       Common         Paid-in       Retained      Held in        holders'
                                        Stock          Stock         Capital       Earnings      Treasury        Equity
                                        -----          -----         -------       --------      --------        ------
Balance at December 31, 1996 ...       $    --        $   187        $36,055       $34,614       $(3,763)       $67,093

Purchase of common stock
 for treasury (3,300 shares) ...                                                                     (64)           (64)

Net earnings ...................                                                     6,531                        6,531
                                       -------        -------        -------       -------       -------        -------
Balance at March 28, 1997 ......       $    --        $   187        $36,055       $41,145       $(3,827)       $73,560
                                       =======        =======        =======       =======       =======        =======

     See accompanying unaudited notes to consolidated financial statements.




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                       March 28,       March 29,
                                                                                         1997            1996
                                                                                         ----            ----
Cash flows from operating activities:
     Net earnings ..............................................................       $  6,531        $  5,396
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Deferred income tax (benefit) expense .................................             14          (1,046)
         Depreciation and amortization .........................................          1,344             772
         Unrealized gain on investment in limited partnership ..................           (123)             --
         Undistributed loss of affiliates ......................................            156              --
         Provision for doubtful accounts receivable ............................             21              21
     Decrease (increase) in operating assets:
              Securities owned .................................................           (573)             92
              Trade receivables ................................................         (1,432)         (1,175)
              Trade receivable from affiliate ..................................            239          (1,802)
              Due from affiliates ..............................................            486           4,096
              Other assets .....................................................             18            (113)
     Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses ............................          1,119           2,083
              Software royalties payable .......................................             75             512
              Securities sold, not yet purchased ...............................         (1,180)          1,452
              Due to affiliates ................................................          2,108          (1,489)
              Income taxes payable to affiliate ................................         (1,239)          1,097
                                                                                       --------        --------
     Net cash provided by operating activities .................................          7,564           9,896
                                                                                       --------        --------

Cash flows from financing activities:
     Purchase of common stock for treasury .....................................            (64)         (1,348)
                                                                                       --------        --------
     Net cash used by financing activities .....................................            (64)         (1,348)
                                                                                       --------        --------

Cash flows from investing activities:
     Investment in VERSUS Technologies, Inc. ...................................             --               8
     Purchase of premises and equipment ........................................         (4,210)         (1,180)
     Capitalization of software development costs ..............................           (411)           (477)
                                                                                       --------        --------
     Net cash used by investing activities .....................................         (4,621)         (1,649)
                                                                                       --------        --------

     Net increase in cash and cash equivalents .................................          2,879           6,899
Cash and cash equivalents - beginning of period ................................         43,955          17,960
                                                                                       --------        --------
Cash and cash equivalents - end of period ......................................       $ 46,834        $ 24,859
                                                                                       ========        ========

Supplemental cash flow information:
     Interest paid .............................................................       $     17        $     12
                                                                                       ========        ========
     Income taxes paid to affiliate ............................................       $  6,055        $  4,187
                                                                                       ========        ========

     See accompanying unaudited notes to consolidated financial statements.




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, and ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at March 28, 1997.

All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's 1996 annual report on Form 10-K.

Certain reclassifications have been made to the financial statements for the prior period to conform to the presentation for 1997.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements that reflect management's expectations for the future. A variety of important factors could cause results to differ materially from such statements. These factors are noted throughout this Quarterly Report on Form 10-Q and include: the actions of both current and potential new competitors, rapid changes in technology, financial market volatility, evolving industry regulation, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, and new products and services.

ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 28, 1997 of $0.01 and have no impact on primary earnings per share for the first quarter ended March 29, 1996. Statement 128 will have no impact on the calculation of fully diluted earnings per share for either of these quarters.

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




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996 (Dollars in millions, except as noted)

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Revenues                                                    $30.7             $26.7             $ 4.0                 15%
Number of Trading Days                                         60                63                (3)                (5%)
Revenues per Trading Day (Dollars in thousands)             $ 511             $ 423             $  88                 21%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the quarter ended March 28, 1997, POSIT revenues were approximately 6% or $1.1 million above the comparable period for 1996, while QuantEX revenues were approximately 18% or $1.0 million above the comparable period for 1996. For the quarter ended March 28, 1997, other electronic trading desk services were 44% or $1.6 million above the comparable period for 1996.

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Compensation and employee benefits expense                   $6.9              $5.9              $1.0                 17%
Number of employees at period end                             169               127                42                 33%
Revenues per employee (Dollars in thousands)                 $182              $210              $(28)               (13%)
Compensation and employee benefits expense per
     employee (Dollars in thousands)                         $ 41              $ 46              $ (5)               (11%)

The increase is due primarily to an increase in the number of employees offset by a decrease in profitability based compensation.

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Transaction processing expense                              $ 4.9             $ 3.7            $1.2                   32%
Transaction processing expense as a
  percentage of revenues                                     16.0%             13.9%            2.1 pts.              15%

The increase is primarily due to the expense associated with a higher volume of transactions and shares in 1997. The increase as a percentage of revenues increased by 15% primarily because the QuantEX and electronic trading desk service revenues were a larger mix of the total revenues. The QuantEX product and electronic trading desk services have slightly lower margins than POSIT because there are no floor brokerage expenses associated with POSIT.

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Software royalties expense                                  $ 2.4             $ 2.2            $0.2                    9%
Software royalties expense as a percentage of
POSIT revenues                                               13.1%             13.0%            0.1 pt.                1%

The increase is due to higher revenue associated with POSIT.

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Occupancy and equipment expense                              $1.9              $1.0              $0.9                 90%

The increase is due primarily to increased depreciation from the purchase of additional equipment associated with increased headcount. In addition, the Company accelerated the write-off of unamortized leasehold improvements at 900 Third Avenue.




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Consulting expense                                           $0.4              $0.9             ($0.5)               (56%)

Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The decrease is due primarily to the Firm undertaking nonrecurring special projects in 1996 related to contingency planning and systems' security.


                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Telecommunications and data processing services
expense                                                      $1.0              $1.3             ($0.3)               (23%)

The decrease is due primarily to credits received as a result of renegotiated bills and cost savings achieved from new vendors.

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Other general and administrative expense                     $1.9              $2.1             ($0.2)               (10%)

Software amortization for the quarter ended March 28, 1997 increased over the comparable period for 1996. The increase is offset by a decrease in marketing costs and firm travel and entertainment.

                                                               Three Months Ended                           Change
                                                               ------------------                           ------
                                                        March 28, 1997    March 29, 1996        Amount             Percentage
                                                        --------------    --------------        ------             ----------
Income tax expense                                           $4.8              $4.2              $0.6                 14%

The increase is primarily due to the increase in pretax earnings partially offset by a decrease in the effective tax rate from 44% to 43% from research and development credits taken in 1997.


PART II. - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

   (a)        Exhibits

              Exhibit 27 - Financial Data Schedule

   (b)        Reports on Form 8-K.

              There were no reports filed on Form 8-K during the quarter ended March 28, 1997.




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INVESTMENT TECHNOLOGY GROUP, INC.
                                                  (Registrant)


Date:      May 13, 1997          By: /s/ John R. MacDonald
           --------------            ---------------------
                                         John R. MacDonald
                                         Chief Financial Officer and
                                         Duly Authorized Signatory of Registrant




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES