Form 10-Q
period 1997-06-27
INVESTMENT TECHNOLOGY GROUP INC
filed 1997-08-12
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

  For the quarterly period ended June 27, 1997  Commission file number: 0-23644

                        INVESTMENT TECHNOLOGY GROUP, INC.


             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                                    13-3757717
-----------------------------------------------------          ---------------------------------------------------
  (State or Other Jurisdiction of Incorporation or                    (I.R.S. Employer Identification No.)
                   Organization)


       380 Madison Avenue, New York, New York                                   (212) 588-4000
-----------------------------------------------------          ----------------------------------------------------
      (Address of Principal Executive Offices)                           (Registrant's Telephone Number,
                                                                              Including Area Code)

                       10017
-----------------------------------------------------
                     (Zip Code)


     900 Third Avenue New York, New York 10022
-----------------------------------------------------
  (Former Address of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes [X]    No [  ]



As of July 29, 1997, the Registrant had 18,135,868 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                      ----------
Item 1.       Financial Statements
              Consolidated Statement of Financial Condition:
                  June 27, 1997 (unaudited) and December 31, 1996....................................     3

              Consolidated Statement of Operations (unaudited):
                  Six Months Ended June 27, 1997 and June 28, 1996..................................      4
                  Three Months Ended June 27, 1997 and June 28, 1996................................      5

              Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                  Six Months Ended June 27, 1997....................................................      6

              Consolidated Statement of Cash Flows (unaudited):
                  Six Months Ended June 27, 1997 and June 28 ,1996..................................      7

              Condensed Notes to Consolidated Financial Statements (unaudited)......................      8


Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................      9



                                            PART II. OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders...................................     13

Item 6.       Exhibits and Reports on Form 8-K......................................................     14

Signature ........................... ..............................................................     15

               Investment Technology Group, Inc. and Subsidiaries

PART I. - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                        June 27,                   December 31,
                                                                          1997                         1996
                                                               ------------------------      ------------------------
ASSETS                                                                 (unaudited)

Cash and cash equivalents.................................      $            48,974          $           43,955
Securities owned..........................................                    4,596                       4,808
Investment in limited partnership (at market; cost $5,000)                    5,475                       5,193
Trade receivables.........................................                    7,022                       4,806
Trade receivable from affiliate...........................                    3,761                       2,812
Due from affiliates.......................................                    1,391                       1,459
Premises and equipment....................................                   16,904                       8,442
Capitalized software......................................                    4,139                       3,028
Other assets..............................................                    2,914                       3,467
Goodwill..................................................                    2,197                       2,471
Deferred tax asset........................................                    2,776                       2,357
                                                               ------------------------     ------------------------

                                                                $           100,149          $           82,798
                                                               ========================     ========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses.....................     $             13,697         $              8,648
Software royalties payable................................                    2,636                        2,274
Securities sold, not yet purchased........................                       79                        1,226
Due to affiliates.........................................                    4,434                        1,922
Income taxes payable to affiliate.........................                      352                        1,635
                                                               ------------------------      ------------------------

                                                                             21,198                       15,705

Stockholders' equity:
   Preferred stock, par value $.01; shares authorized:
     5,000,000; none issued...............................                        -                         -
   Common stock, par value $.01; shares authorized:
     30,000,000; shares issued: 18,703,971................                      187                          187
   Additional paid-in capital.............................                   36,120                       36,055
   Retained earnings......................................                   49,153                       34,614
   Common stock held in treasury, at cost; shares:597,500
     at June 27, 1997 and 445,200 at December 31, 1996....
                                                                             (6,509)                      (3,763)
                                                               ------------------------      ------------------------
   Total stockholders' equity.............................                   78,951                       67,093
                                                               ------------------------      ------------------------
                                                               $            100,149         $             82,798
                                                               ========================     ========================
Book value per share......................................     $            4.36            $             3.68
                                                               ========================     ========================

     See accompanying unaudited notes to consolidated financial statements.

               Investment Technology Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                        Six Months Ended
                                                            ------------------------------------------

                                                                  June 27,              June 28,
                                                                    1997                  1996
                                                            --------------------- ---------------------
Revenues..................................................  $         67,333      $         52,980

Expenses:
     Compensation and employee benefits...................            13,880                12,021
     Transaction processing...............................            10,585                 7,475
     Software royalties...................................             4,963                 4,243
     Occupancy and equipment..............................             3,868                 2,284
     Consulting...........................................               946                 1,546
     Telecommunications and data processing services......             3,113                 2,176
     Other general and administrative.....................             4,692                 3,749
                                                            --------------------- ---------------------
                                                                      42,047                33,494
                                                            --------------------- ---------------------

     Earnings before income tax expense...................            25,286                19,486
Income tax expense........................................            10,747                 8,523
                                                            --------------------- ---------------------
Net earnings..............................................  $         14,539      $         10,963
                                                            ===================== =====================
Primary earnings per share................................  $          0.78       $          0.59
                                                            ===================== =====================
Fully diluted earnings per share..........................  $          0.77       $          0.59
                                                            ===================== =====================

Primary weighted average shares of common stock and
common stock equivalents outstanding......................
                                                                     18,755                18,606
                                                            ===================== =====================

Fully diluted weighted average shares of common stock
and common stock equivalents outstanding..................           18,975                18,606
                                                            ===================== =====================

     See accompanying unaudited notes to consolidated financial statements.

               Investment Technology Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                      Three Months Ended
                                                          --------------------------------------------

                                                                June 27,               June 28,
                                                                  1997                   1996
                                                          ---------------------- ----------------------
Revenues..................................................$         36,679       $         26,313

Expenses:
     Compensation and employee benefits...................           7,007                  6,006
     Transaction processing...............................           5,682                  3,776
     Software royalties...................................           2,581                  2,022
     Occupancy and equipment..............................           2,010                  1,257
     Consulting...........................................             574                    692
     Telecommunications and data processing services......           2,156                    925
     Other general and administrative.....................           2,744                  1,783
                                                          ---------------------- ----------------------
                                                                    22,754                 16,461
                                                          ---------------------- ----------------------

     Earnings before income tax expense...................          13,925                  9,852

Income tax expense........................................           5,917                  4,285
                                                          ---------------------- ----------------------

Net earnings..............................................$          8,008       $          5,567
                                                          ====================== ======================

Primary earnings per share................................$           0.43       $           0.30
                                                            ==================== =====================

Fully diluted earnings per share..........................$           0.42       $           0.30
                                                            ==================== ======================

Primary weighted average shares of common stock and
common stock equivalents outstanding......................          18,688                 18,574
                                                          ====================== ======================

Fully diluted weighted average shares of common stock
and common stock equivalents outstanding..................
                                                                    18,901                 18,574
                                                          ====================== ======================

     See accompanying unaudited notes to consolidated financial statements.

               Investment Technology Group, Inc. and Subsidiaries

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                         SIX MONTHS ENDED JUNE 27, 1997
                              DOLLARS IN THOUSANDS

                                                                                        Additional
                                                 Preferred           Common              Paid-in              Retained
                                                   Stock             Stock               Capital              Earnings
                                            ------------------------------------------------------------------------------

Balance at December 31, 1996............... $        -       $        187        $         36,055      $          34,614

Issuance of common stock - Note (1)                                                            65
Purchase of common stock
 for treasury (152,300 shares).............

Net earnings...............................                                                                       14,539
                                            ==============================================================================

Balance at June 27, 1997................... $        -       $        187        $         36,120      $          49,153
                                            ==============================================================================

                                                         Common                 Total
                                                         Stock                  Stock-
                                                        Held in                holders'
                                                        Treasury                Equity
                                            --------------------------------------------------

Balance at December 31, 1996...............   $          (3,763)       $         67,093

Issuance of common stock - Note (1)                                                  65
Purchase of common stock
 for treasury (152,300 shares).............              (2,746)                 (2,746)

Net earnings...............................                                      14,539
                                            ==================================================

Balance at June 27, 1997...................   $          (6,509)       $         78,951
                                            ==================================================

Note (1): 3,971 shares of common stock were issued during the second quarter of 1997, from options exercised under the 1994 Stock Option and Long-Term Incentive Plan.

     See accompanying unaudited notes to consolidated financial statements.

               Investment Technology Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                              DOLLARS IN THOUSANDS

                                                                                                      Six Months Ended
                                                                                        -----------------------------------------
                                                                                               June 27,             June 28,
                                                                                                 1997                 1996
                                                                                        -----------------------------------------
Cash flows from operating activities:
     Net earnings...................................................................  $           14,539   $          10,963
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Deferred income tax benefit ...............................................                (419)             (1,282)
         Depreciation and amortization..............................................               2,848               1,618
         Unrealized gain on investment in limited partnership.......................                (283)                (83)
         Undistributed loss of affiliates...........................................                 316                   -
         Provision for doubtful accounts receivable.................................                  42                 190
     Decrease (increase) in operating assets:
              Securities owned......................................................                 212               2,478
              Trade receivables.....................................................              (2,258)             (2,324)
              Trade receivable from affiliate.......................................                (948)              5,224
              Due from affiliates...................................................                  68               4,073
              Other assets..........................................................                 186                (303)
     Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses.................................               5,097               2,948
              Software royalties payable............................................                 363                 236
              Securities sold, not yet purchased....................................              (1,147)                 63
              Due to affiliates.....................................................               2,512                (105)
              Income taxes payable to affiliate.....................................              (1,283)                113
                                                                                      -------------------------------------------
     Net cash provided by operating activities......................................              19,845              23,809
                                                                                      -------------------------------------------

Cash flows from financing activities:
     Purchase of common stock for treasury..........................................              (2,746)             (1,649)
       Issuance of common stock.....................................................                  65                   -
                                                                                      -------------------------------------------
     Net cash used by financing activities..........................................              (2,681)             (1,649)

Cash flows from investing activities:
     Purchase of premises and equipment.............................................             (10,213)             (2,611)
     Capitalization of software development costs...................................              (1,932)               (954)
                                                                                      -------------------------------------------
     Net cash used by investing activities..........................................             (12,145)             (3,565)
                                                                                      -------------------------------------------

     Net increase in cash and cash equivalents......................................               5,019              18,595
Cash and cash equivalents - beginning of period.....................................              43,955              17,960
                                                                                      -------------------------------------------
Cash and cash equivalents - end of period...........................................  $           48,974   $          36,555
                                                                                      ===========================================

Supplemental cash flow information:
     Interest paid..................................................................  $              100   $              54
                                                                                      ===========================================
     Income taxes paid to affiliate.................................................  $           12,434   $           9,692
                                                                                      ===========================================

     See accompanying unaudited notes to consolidated financial statements.

               Investment Technology Group, Inc. and Subsidiaries

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture, ITG Australia PTY Limited which is a 50% partner in ITG Pacific Holdings. and ITG Ventures Inc. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at June 27, 1997.

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


ACCOUNTING DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the six months ended June 27, 1997 and the six months ended June 28, 1996 of $0.02 and $0.01, respectfully. The impact is expected to result in an increase in primary earnings per share for the three months ended June 27, 1997 and June 28,1996 of $0.01. Fully diluted earnings per share for both the six and the three months ended June 27, 1997 would increase by $0.01 while there would be no impact on both the six and three month periods ended June 28, 1996.


INCOME TAXES

The Company is a member of the Jefferies Group for purposes of filing a Federal income tax return (i.e., Jefferies Group owns more than 80% of the Company). The Company's tax liability is determined on a "separate return" basis. That is, the Company is required to pay to Jefferies Group its proportionate share of the consolidated tax liability plus any excess of its "separate" tax liability (assuming a separate tax return were to be filed by the Company) over its proportionate amount of the consolidated Group tax liability. Alternatively, Jefferies Group is required to pay the Company an "additional amount" for the amount by which the consolidated tax liability of the Group is decreased by reason of inclusion of the Company in the Group.

               Investment Technology Group, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST HALF 1997 VERSUS FIRST HALF 1996  (Dollars in millions, except as noted)

                                                                  Six Months Ended                     Change
                                                                  ----------------                     ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Revenues                                                    $ 67.3                $ 53.0         $ 14.3         27%
Number of Trading Days                                       124                   126             (2)          (2%)
Revenues per Trading Day (Dollars in thousands)             $543                  $421           $122           29%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the six months ended June 27, 1997 ("First Half 1997"), POSIT revenues were approximately 17% or $5.4 million above the six months ended June 28, 1996 ("First Half 1996"), while QuantEX revenues were approximately 26% or $3.2 million above the First Half 1996. For the First Half 1997, other electronic trading desk services were 73% or $5.5 million above First Half 1996.

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Compensation and employee benefits expense                   $ 13.9               $ 12.0          $ 1.9         16%
Number of employees at period end                             184                  141             43           31%
Revenues per employee (Dollars in thousands)                 $366                 $376           ($10)          (3%)
Compensation and employee benefits expense per
  employee (Dollars in thousands)                            $ 76                 $ 85           ($9)          (11%)

The increase is due to an increase in the number of employees offset by a decrease in profitability based compensation. Capitalized software development costs increased approximately $978,000 over the First Half 1996 primarily due to additional projects and an increase in staff engaged in software development.

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Transaction processing expense                               $10.6                  $7.5           $3.1          41%
Transaction processing expense as a percentage
  of revenues                                                 15.8%                 14.2%         1.6 pts.        11%

The increase is primarily due to the expense associated with a higher volume of transactions and shares in First Half 1997. The increase as a percentage of revenues increased by 11% primarily because the QuantEX and electronic trading desk service revenues were a larger mix of the total revenues. The QuantEX product and electronic trading desk services have slightly lower margins than POSIT because there are no floor brokerage expenses associated with POSIT.

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Software royalties expense                                    $5.0                  $4.2           $0.8          19%
Software royalties expense as a percentage
  of POSIT revenues                                           13.1%                 13.0%          0.1 pt.        1%

The increase is due to higher revenue associated with POSIT.

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Occupancy and equipment expense                               $3.9                  $2.3           $1.6          70%

The increase is due primarily to increased depreciation from the purchase of additional equipment associated with increased headcount. In addition, the Company relocated its corporate headquarters from 900 Third Avenue to 380 Madison Avenue in mid-June, which accelerated the write-off of unamortized leasehold improvements from the 900 Third Avenue location.

               Investment Technology Group, Inc. and Subsidiaries

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Consulting expense                                       $0.9                  $1.5               ($0.6)      (40%)

Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The decrease is due primarily to the Firm undertaking nonrecurring special projects in First Half 1996 related to contingency planning and systems' security.

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Telecommunications and data processing
  services expense                                       $3.1                  $2.2               $0.9        41%

The increase is primarily due to communications costs incurred in 1995 and 1996 relating to the POSIT Joint Venture, which were presented for payment in the second quarter of 1997. In addition, duplicate services were required for 900 Third Avenue and 380 Madison Avenue in connection with the move of the Company's headquarters.

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Other general and administrative expense                 $4.7                  $3.7               $1.0       27%

Software amortization for the First Half 1997 increased over the First Half 1996. In addition, outside legal fees increased due to the fact that the Company did not have in-house counsel, and required outside legal services to evaluate and draft joint venture agreements the Company has been involved in. There was also an increase in charges for services provided by Jefferies & Company Inc. as a result of contract renegotiation.

                                                                  Six Months Ended                        Change
                                                                  ----------------                        ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Income tax expense                                       $10.7                 $8.5               $2.2       26%

The increase is primarily due to the increase in pretax earnings partially offset by a decrease in the effective tax rate from 43.7% to 42.5% from research and development credits taken in 1997. There were no similar benefits in the First Half 1996 due to a temporary expiration of the credits in the First Half 1996.


SECOND QUARTER 1997 VERSUS SECOND QUARTER 1996
(Dollars in millions, except as noted)

                                                                 Three Months Ended                      Change
                                                                 ------------------                      ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Revenues                                                    $ 36.7                $ 26.3         $ 10.4         40%
Number of Trading Days                                        64                    63              1            2%
Revenues per Trading Day (Dollars in thousands)             $573                  $417           $156           37%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the three months ended June 27, 1997 ("Second Quarter 1997"), POSIT revenues were approximately 28% or $4.3 million above the comparable three months ended June 28, 1996 ("Second Quarter 1996"), while QuantEX revenues were approximately 34% or $2.2 million above the Second Quarter 1996. For the Second Quarter 1997, other electronic trading desk services were 101% or $3.9 million above the Second Quarter 1996.

               Investment Technology Group, Inc. and Subsidiaries

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Compensation and employee benefits expense                  $  7.0                $  6.0          $ 1.0          17%
Number of employees at period end                            184                   141             43            31%
Revenues per employee (Dollars in thousands)                $199                  $187            $12             6%
Compensation and employee benefits expense per
     employee (Dollars in thousands)                        $ 38                  $ 43           ($5)           (12%)

The increase is due to an increase in the number of employees offset by a decrease in profitability based compensation. Capitalized software development costs increased approximately $1 million over the comparable Second Quarter 1996 primarily due to additional projects and an increase in staff engaged in software development.

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Transaction processing expense                                $5.7                  $3.8          $1.9           50%
Transaction processing expense as a percentage
  of revenues                                                 15.5%                 14.4%          1.1 pts.       8%

The increase is primarily due to the expense associated with a higher volume of transactions and shares in Second Quarter 1997. The increase as a percentage of revenues increased by 8% primarily because the QuantEX and electronic trading desk service revenues were a larger mix of the total revenues. The QuantEX product and electronic trading desk services have slightly lower margins than POSIT because there are no floor brokerage expenses associated with POSIT. In addition, the international business has increased 400% over Second Quarter 1996, causing an increase in international clearing fees.

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Software royalties expense                                    $2.6                  $2.0           $0.6          30%
Software royalties expense as a percentage
  of POSIT revenues                                           13.1%                 13.1%             -           0%

The increase is due to higher revenue associated with POSIT.

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Occupancy and equipment expense                               $2.0                  $1.3           $0.7          54%

The increase is due primarily to increased depreciation from the purchase of additional equipment associated with increased headcount. In addition, in Second Quarter 1997, the Company recorded a $100,000 loss on lease termination related to the Company's previous corporate headquarters.

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Consulting expense                                            $0.6                  $0.7          ($0.1)        (14%)

Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The decrease is due primarily to the Firm undertaking nonrecurring special projects in Second Quarter 1996 related to contingency planning and systems' security.

               Investment Technology Group, Inc. and Subsidiaries

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Telecommunications and data processing
  services expense                                           $2.2                  $0.9           $1.3         144%

The increase is primarily due to communications costs incurred in 1995 and 1996 relating to the POSIT Joint Venture, which were presented for payment in Second Quarter 1997. In addition, duplicate services were required for 900 Third Avenue and 380 Madison Avenue in connection with the move of the Company's headquarters.

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Other general and administrative expense                      $2.7                  $1.8           $0.9          50%

Software amortization for the Second Quarter 1997 increased over the Second Quarter 1996. In addition, outside legal fees increased due to the fact that the Company did not have in-house counsel, and required outside legal services to evaluate and draft joint venture agreements the Company has been involved in. There was also an increase in charges for services provided by Jefferies & Company Inc. as a result of contract renegotiation and an increase in firm travel and entertainment.

                                                                 Three Months Ended                       Change
                                                                 ------------------                       ------
                                                         June 27, 1997         June 28, 1996      Amount     Percentage
                                                         -------------         -------------      ------     ----------
Income tax expense                                            $5.9                  $4.3           $1.6          37%

The increase is primarily due to the increase in pretax earnings partially offset by a decrease in the effective tax rate from 43.5% to 42.5% from research and development credits taken in 1997. There were no similar benefits in the Second Quarter 1996 due to a temporary expiration of the credits in the First Half 1996.

               Investment Technology Group, Inc. and Subsidiaries

PART II. - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

     (a)  Date of Meeting - May 6, 1997
          Type of Meeting - Annual Meeting of Stockholders

     (b) At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

                               Frank E. Baxter
                               Richard G. Dooley
                               William I. Jacobs
                               Raymond L. Killian, Jr.
                               Robert L. King
                               Michael L. Klowden
                               Scott P. Mason
                               Dale A. Prouty
                               Mark A. Wolfson

     (c) At the meeting, with respect to the election of the directors, the following votes were cast in the following manner:

Election of Directors
NAME                                   FOR                  WITHHELD
--------------------------------------------------------------------
Frank E. Baxter                     16,682,249                16,481
Richard G. Dooley                   16,682,249                16,481
William I. Jacobs                   16,682,249                16,481
Raymond L. Killian, Jr.             16,682,249                16,481
Robert L. King                      16,682,249                16,481
Michael L. Klowden                  16,682,249                16,481
Scott P. Mason                      16,682,249                16,481
Dale A. Prouty                      16,682,249                16,481
Mark A. Wolfson                     16,682,249                16,481


Approval of the 1994 Stock Option and Long-Term Incentive Plan, as amended and restated.

                               Number of Shares
                               ----------------
For                               16,744,774
Against                              233,000
Abstain                               20,956
Brokers non-votes                          0

               Investment Technology Group, Inc. and Subsidiaries

Approval of the Pay-for-Performance Incentive Plan.

                               Number of Shares
                               ----------------
For                               16,941,484
Against                                2,500
Abstain                               17,856
Broker non-votes                      36,890

     (d)  Not applicable


Item 6.       Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 - Earning per share
          Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K.

          There were no reports filed on Form 8-K during the quarter ended June 27, 1997.

               Investment Technology Group, Inc. and Subsidiaries

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INVESTMENT TECHNOLOGY GROUP, INC.
                                              (Registrant)


Date:  August 11, 1997             By:   /s/ John R. MacDonald
       ---------------------             ----------------------
                                             John R. MacDonald
                                             Chief Financial Officer and
                                             Duly Authorized Signatory of
                                               Registrant


               Investment Technology Group, Inc. and Subsidiaries

                                EXHIBIT INDEX

          Exhibit 11 - Earning per share
          Exhibit 27 - Financial Data Schedule.