Form 10-Q
period 1997-09-26
INVESTMENT TECHNOLOGY GROUP INC
filed 1997-11-10
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 1997
                                               Commission file number: 0 - 23644

                       INVESTMENT TECHNOLOGY GROUP, INC.


             (Exact Name of Registrant as Specified in Its Charter)


                    DELAWARE                                 13 - 3757717
---------------------------------------------------     ----------------------
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer
                 Organization)                            Identification No.)



 380 Madison Avenue, New York, New York                  (212) 588 - 4000
-----------------------------------------------  -------------------------------
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




Yes [X]    No [  ]





As of November 7, 1997, the Registrant had 18,186,868 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                               Page
                                                                               ----
Item 1. Financial Statements
        Consolidated Statement of Financial Condition:
            September 26, 1997 (unaudited) and December 31, 1996..............    3

        Consolidated Statement of Operations (unaudited):
            Nine Months Ended September 26, 1997 and September 27, 1996.......    4
            Three Months Ended September 26, 1997 and September 27, 1996......    5

        Consolidated Statement of Changes in Stockholders' Equity (unaudited):
            Nine Months Ended September 26, 1997..............................    6

        Consolidated Statement of Cash Flows (unaudited):
            Nine Months Ended September 26, 1997 and September 27 ,1996.......    7

        Condensed Notes to Consolidated Financial Statements (unaudited)......    8


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................    9




                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................   13

Signature ........................... ........................................   14



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION
Item 1.           Financial Statements

                                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                    DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                                   September 26,       December 31,
                                                                                        1997               1996
                                                                                  -----------------   ---------------
ASSETS                                                                               (unaudited)
Cash and cash equivalents                                                             $  41,845        $  43,955
Securities owned                                                                          2,920            4,808
Investment in limited partnership (at market; cost $10,000)                              10,809            5,193
Trade receivables                                                                         6,851            4,806
Trade receivable from affiliate                                                           3,345            2,812
Due from affiliates                                                                       1,287            1,459
Premises and equipment                                                                   18,740            8,442
Capitalized software                                                                      5,151            3,028
Other assets                                                                             11,283            3,467
Goodwill                                                                                  2,059            2,471
Deferred tax asset                                                                        2,776            2,357
                                                                                      =========        =========
                                                                                      $ 107,066        $  82,798
                                                                                      =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                 $  13,103        $   8,648
Software royalties payable                                                                2,335            2,274
Securities sold, not yet purchased                                                           83            1,226
Due to affiliates                                                                         4,875            1,922
Income taxes payable to affiliate                                                            --            1,635
                                                                                      ---------        ---------

                                                                                         20,396           15,705

Stockholders' equity:
   Preferred stock, par value $.01; shares authorized:
     5,000,000; none issued                                                                  --               --
   Common stock, par value $.01; shares authorized:
     30,000,000; shares issued: 18,758,368                                                  188              187
   Additional paid-in capital                                                            37,369           36,055
   Retained earnings                                                                     55,622           34,614
   Common stock held in treasury, at cost; shares:597,500 at September 26, 1997 and 445,200 at December 31, 1996
                                                                                         (6,509)          (3,763)
                                                                                      ---------        ---------

   Total stockholders' equity                                                            86,670           67,093
                                                                                      ---------        ---------

                                                                                      $ 107,066        $  82,798
                                                                                      =========        =========

Book value per share                                                                  $    4.77        $    3.68
                                                                                      =========        =========

     See accompanying unaudited notes to consolidated financial statements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS




                                                              Nine Months Ended
                                                        -----------------------------
                                                         September 26,  September 27,
                                                             1997           1996
                                                           --------       --------
Revenues ...........................................       $100,770       $ 81,664

Expenses:
     Compensation and employee benefits ............         21,479         18,100
     Transaction processing ........................         15,695         11,815
     Software royalties ............................          7,269          6,515
     Occupancy and equipment .......................          6,389          4,183
     Consulting ....................................          1,531          1,998
     Telecommunications and data processing services          4,617          3,393
     Other general and administrative ..............          7,178          5,967
                                                           --------       --------
                                                             64,158         51,971
                                                           --------       --------

     Earnings before income tax expense ............         36,612         29,693

Income tax expense .................................         15,604         12,853
                                                           --------       --------

Net earnings .......................................       $ 21,008       $ 16,840
                                                           ========       ========

Primary earnings per share .........................       $   1.11       $   0.91
                                                           ========       ========

Fully diluted earnings per share ...................       $   1.10       $   0.90
                                                           ========       ========

Primary weighted average shares of common stock and
common stock equivalents outstanding ...............         18,878         18,482
                                                           ========       ========

Fully diluted weighted average shares of common
stock and common stock equivalents outstanding .....         19,041         18,726
                                                           ========       ========

     See accompanying unaudited notes to consolidated financial statements.



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS




                                                              Three Months Ended
                                                         ----------------------------

                                                         September 26,  September 27,
                                                             1997          1996
                                                            -------       -------
Revenues ............................................       $33,437       $28,684

Expenses:
     Compensation and employee benefits .............         7,599         6,225
     Transaction processing .........................         5,110         4,340
     Software royalties .............................         2,306         2,272
     Occupancy and equipment ........................         2,521         1,899
     Consulting .....................................           585           452
     Telecommunications and data processing services          1,504         1,217
     Other general and administrative ...............         2,486         2,072
                                                            -------       -------
                                                             22,111        18,477
                                                            -------       -------

     Earnings before income tax expense .............        11,326        10,207

Income tax expense ..................................         4,857         4,330
                                                            -------       -------

Net earnings ........................................       $ 6,469       $ 5,877
                                                            =======       =======

Primary earnings per share ..........................       $  0.34       $  0.32
                                                            =======       =======

Fully diluted earnings per share ....................       $  0.34       $  0.31
                                                            =======       =======

Primary weighted average shares of common stock and
common stock equivalents outstanding ................        19,102        18,572
                                                            =======       =======

Fully diluted weighted average shares of common stock
and common stock equivalents outstanding
                                                             19,102        18,691
                                                            =======       =======

     See accompanying unaudited notes to consolidated financial statements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 26, 1997
                              DOLLARS IN THOUSANDS

                                                                                                         Common          Total
                                                                         Additional                      Stock           Stock-
                                           Preferred        Common        Paid-in        Retained       Held in         holders'
                                            Stock           Stock         Capital        Earnings       Treasury         Equity
                                          --------        --------        --------       --------       --------        --------
Balance at December 31, 1996 ......       $     --        $    187        $ 36,055       $ 34,614       $ (3,763)       $ 67,093

Issuance of common stock - Note (1)                              1           1,314                                         1,315
Purchase of common stock
 for treasury (152,300 shares) ....                                                                       (2,746)         (2,746)

Net earnings ......................                                                        21,008                         21,008
                                          ========        ========        ========       ========       ========        ========
Balance at September 26, 1997 .....       $     --        $    188        $ 37,369       $ 55,622       $ (6,509)       $ 86,670
                                          ========        ========        ========       ========       ========        ========



Note (1): 34,149 shares of common stock were issued during 1997, from options exercised under the 1994 Stock Option and Long-Term Incentive Plan. 24,219 shares of common stock were issued during the third quarter of 1997, in connection with an equity investment.

     See accompanying unaudited notes to consolidated financial statements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              DOLLARS IN THOUSANDS

                                                                               Nine Months Ended
                                                                        ---------------------------------
                                                                        September 26,       September 27,
                                                                            1997                1996
                                                                          --------            --------
Cash flows from operating activities:
     Net earnings .............................................           $ 21,008            $ 16,840
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Deferred income tax benefit ..........................               (419)             (1,502)
         Depreciation and amortization ........................              4,653               2,824
         Unrealized gain on investment in limited partnership .               (616)               (176)
         Undistributed loss of affiliates .....................                487                  --
         Provision for doubtful accounts receivable ...........                 63                 211
     Decrease (increase) in operating assets:
              Securities owned ................................              1,888               1,651
              Trade receivables ...............................             (2,108)             (1,745)
              Trade receivable from affiliate .................               (533)              5,066
              Due from affiliates .............................                173               4,356
              Other assets ....................................             (8,377)             (5,138)
     Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses ...........              4,529               4,987
              Software royalties payable ......................                 61                 486
              Securities sold, not yet purchased ..............             (1,143)              1,189
              Due to affiliates ...............................              2,952                 479
              Income taxes payable to affiliate ...............             (1,635)               (482)
                                                                          --------            --------
     Net cash provided by operating activities ................             20,983              29,046
                                                                          --------            --------

Cash flows from financing activities:
     Purchase of common stock for treasury ....................             (2,746)             (1,723)
       Issuance of common stock ...............................              1,315                  --
                                                                          --------            --------
     Net cash used by financing activities ....................             (1,431)             (1,723)

Cash flows from investing activities:
     Purchase of premises and equipment .......................            (13,404)             (3,415)
       Investment in limited partnership ......................             (5,000)                 --
     Capitalization of software development costs .............             (3,258)             (1,882)
                                                                          --------            --------
     Net cash used by investing activities ....................            (21,662)             (5,297)
                                                                          --------            --------

     Net (decrease) increase in cash and cash equivalents .....             (2,110)             22,026
Cash and cash equivalents - beginning of period ...............             43,955              17,960
                                                                          ========            ========
Cash and cash equivalents - end of period .....................           $ 41,845            $ 39,986
                                                                          ========            ========

Supplemental cash flow information:
     Interest paid ............................................           $    107            $     87
                                                                          ========            ========
     Income taxes paid to affiliate ...........................           $ 17,876            $ 14,837
                                                                          ========            ========

     See accompanying unaudited notes to consolidated financial statements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture, ITG Australia PTY Limited, which is a 50% partner in ITG Pacific Holdings, and ITG Ventures Inc. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at September 26, 1997.

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

ACCOUNTING DEVELOPMENTS


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the nine months ended September 26, 1997 and the nine months ended September 27, 1996 of $0.05 and $0.01, respectfully. The impact is expected to result in an increase in primary earnings per share for the three months ended September 26, 1997 of $0.02 and no change for September 27, 1996. Fully diluted earnings per share for both the nine months ended September 26, 1997 and September 27, 1996 will increase by $0.01. The impact is expected to have no effect on fully diluted earnings per share for the three months ended September 26, 1997 and is expected to increase by $0.01 for the three months ended September 27, 1996.


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

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST NINE MONTHS 1997 VERSUS FIRST NINE MONTHS 1996 (Dollars in millions, except as noted)

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Revenues                                                      $ 100.8             $  81.7             $  19.1                 23.4%
Number of Trading Days                                            187                 189                  (2)                (1.1)%
Revenues per Trading Day (Dollars in thousands)               $   539             $   432             $   107                 24.8%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the nine months ended September 26, 1997 ("First Nine Months 1997"), POSIT revenues were approximately 12% or $6.0 million above the nine months ended September 27, 1996 ("First Nine Months 1996"), while QuantEX revenues were approximately 21% or $4.1 million above the First Nine Months 1996. For the First Nine Months 1997, other electronic trading desk services were 72% or $8.6 million above First Nine Months 1996.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Compensation and employee benefits expense                    $  21.5             $  18.1             $   3.4                 18.8%
Number of employees at period end                                 198                 153                  45                 29.4%
Revenues per employee (Dollars in thousands)                  $   509             $   534             ($   25)                (4.7%)
Compensation and employee benefits expense per
     employee (Dollars in thousands)                          $   109             $   118             ($    9)                (7.6%)

The increase is due to an increase in the number of employees offset by an increase in capitalized software. Capitalized software development costs increased approximately $1.4 million over the comparable First Nine Months 1996 primarily due to additional projects and an increase in staff engaged in software development.




                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Transaction processing expense                                $  15.7             $  11.8             $   3.9                 33.1%
Transaction processing expense as a percentage
  of revenues                                                    15.6%               14.4%            1.2 pts.                 8.3%

The increase is primarily due to the expense associated with a higher volume of transactions and shares in First Nine Months 1997. The increase as a percentage of revenues increased by 1.2 points primarily from a shift in the business mix towards QuantEX and electronic trading desk services. Those products have slightly lower margins than POSIT due to charges for floor brokerage fees which are not incurred with the POSIT business.



                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Software royalties expense                                    $   7.3             $   6.5             $   0.8                 12.3%
Software royalties expense as a percentage
   of POSIT revenues                                             13.1%               13.1%                 --                   --

The increase is due to higher revenues associated with POSIT. Software royalties are a fixed percentage of POSIT revenue.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Occupancy and equipment expense                               $6.4                   $4.2             $2.2                    52.4%

The increase is due primarily to the Company's relocation of its corporate headquarters from 900 Third Avenue to 380 Madison Avenue in mid-June. Rent expense increased accordingly as the rentable square footage increased by more than 100%. The Company also had to accelerate the write-off of the unamortized leasehold improvements from the 900 Third Avenue Location. In addition, depreciation increased as a result of purchases of additional equipment associated with the move and increased headcount.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Consulting expense                                            $1.5                   $2.0            ($0.5)                 (25.0%)

Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The decrease is due primarily to the Firm undertaking nonrecurring special projects in First Nine Months 1996 related to contingency planning and systems' security.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Telecommunications and data processing
   services expense                                           $   4.6             $   3.4             $   1.2                 35.3%

The increase is primarily due to communications costs incurred in 1995 and 1996 relating to the POSIT Joint Venture, which were presented for payment in the second quarter of 1997. In addition, duplicate services were required for 900 Third Avenue and 380 Madison Avenue in connection with the move of the Company's headquarters.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Other general and administrative expense                      $   7.2             $   6.0             $   1.2                 20.0%

The increase is largely attributable to increases in headcount of 45 employees. Related costs, primarily services provided by Jefferies & Company, Inc. increased accordingly by approximately $270,000. Travel and entertainment costs increased by approximately $506,000 primarily from an increased effort to promote the Company's products and increased headcount. Lastly, legal fees increased by approximately $380,000 as a result of exploring strategic initiatives and not having the benefit of in house counsel on staff.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Income tax expense                                            $  15.6             $  12.9             $   2.7                 20.9%

The increase is primarily due to the increase in pretax earnings partially offset by a decrease in the effective tax rate from 43.3% to 42.6% from research and development credits taken in 1997. There were no similar benefits in the First Six Months 1996 due to a temporary expiration of the credits.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

THIRD QUARTER 1997 VERSUS THIRD QUARTER 1996 (Dollars in millions, except as noted)

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Revenues                                                      $  33.4             $  28.7             $   4.7                 16.4%
Number of Trading Days                                             63                  63                  --                   --
Revenues per Trading Day (Dollars in thousands)               $   531             $   455             $    76                 16.7%

Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the three months ended September 26, 1997 ("Third Quarter 1997"), POSIT revenues were approximately 1.7% or $0.3 million above the comparable three months ended September 27, 1996 ("Third Quarter 1996"), while QuantEX revenues were approximately 20% or $1.3 million above the Third Quarter 1996. For the Third Quarter 1997, other electronic trading desk services were 75% or $3.2 million above the Third Quarter 1996.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Compensation and employee benefits expense                    $   7.6             $   6.2             $   1.4                 22.6%
Number of employees at period end                                 198                 153                  45                 29.4%
Revenues per employee (Dollars in thousands)                  $   169             $   187             ($   18)                (9.6%)
Compensation and employee benefits expense per
     employee (Dollars in thousands)                          $    38             $    41             ($    3)                (7.3%)

The increase is primarily due to an increase in salary and related employee benefits as a result of the increase in the number of employees. This was offset by an increase in capitalized software costs from additional development projects and an increase in staff engaged in software development.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Transaction processing expense                                $   5.1             $   4.3             $   0.8                 18.6%
Transaction processing expense as a percentage
  of revenues                                                    15.3%               15.1%            0.2pts.                  1.3%

The increase is primarily due to the expense associated with a higher volume of transactions and shares in Third Quarter 1997. As a percentage of revenues, transaction processing expenses increased by 0.2 points primarily because the QuantEX and electronic trading desk service revenues were a larger mix of the total revenues. The QuantEX product and electronic trading desk services have slightly lower margins than POSIT because there are no floor brokerage expenses associated with POSIT.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Software royalties expense                                    $   2.3             $   2.3             $    --                   --
Software royalties expense as a percentage
  of POSIT revenues                                              13.1%               13.1%                 --                   --

Software royalties are a fixed percentage of POSIT revenues. POSIT revenues increased by 1.7% over Third Quarter 1996.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Occupancy and equipment expense                               $   2.5             $   1.9             $   0.6                 31.6%

The increase is due primarily to the Company's relocation of its corporate headquarters from 900 Third Avenue to 380 Madison Avenue in mid-June. Rent expense increased accordingly as the rentable square footage increased by more than 100%. In addition, depreciation increased as a result of purchases of additional equipment associated with the move and increased headcount.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Consulting expense                                            $   0.6             $   0.5             $   0.1                 20.0%

Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The increase is due primarily to risk management and compensation consulting projects undertaken in 1997.


                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Telecommunications and data processing
  services expense                                            $   1.5             $   1.2             $   0.3                 25.0%

The 1997 increase stems from the Company's growth both in client base and headcount. In addition, the Company incurred miscellaneous move related costs in July 1997.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Other general and administrative expense                      $   2.5             $   2.1             $   0.4                 19.0%

The increase is largely attributable to increases in headcount of 45 employees. Related costs, primarily services provided by Jefferies & Company, Inc. increased accordingly by approximately $95,000. Travel and entertainment costs increased by approximately $400,000 primarily from timing of travel and entertainment submissions by employees and increased headcount. Finally, legal fees increased by approximately $115,000 primarily from an increased usage in outside legal counsel, whereas in the same period in 1996 the Company had benefited from in house counsel. This increase was primarily offset by a decrease in software amortization of $ 400,000.

                                                                   Nine Months Ended                             Change
                                                                   -----------------                             ------
                                                       September 26, 1997     September 27, 1996      Amount              Percentage
                                                       ------------------     ------------------      ------              ----------
Income tax expense                                            $   4.9             $   4.3             $   0.6                 14.0%

The increase is primarily due to the increase in pretax earnings.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART II. - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

   (a)        Exhibits

              Exhibit 11 - Earnings per share
              Exhibit 27 - Financial Data Schedule.

     (b)      Reports on Form 8-K.

              There were no reports filed on Form 8-K during the quarter ended September 26, 1997.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INVESTMENT TECHNOLOGY GROUP, INC.
                                                        (Registrant)


Date:      November 7, 1997           By:   /s/ John R. MacDonald
           ----------------------          ----------------------
                                               John R. MacDonald
                                               Chief Financial Officer and
                                               Duly Authorized Signatory of
                                               Registrant



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES