Form 10-K
period 1997-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 1998-03-18
CIK 920424

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                            ------------------------

 For the fiscal year ended December 31, 1997        Commission File Number 0 --
                                     23644

                       INVESTMENT TECHNOLOGY GROUP, INC.

             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                 13-3757717
              ------------------------                                ----------------------------
              (State of incorporation)                              (IRS Employer Identification No.)

       380 MADISON AVENUE, NEW YORK, NEW YORK                                (212) 588-4000
        ------------------------------------                    ----------------------------------------
      (Address of principal executive offices)            (Registrant's telephone number, including area code)

                        10017
              ------------------------
                     (Zip Code)

Securities registered pursuant to Section 12(b) of
                     the Act:
                       None

Securities registered pursuant to Section 12(g) of
                     the Act:

                                                  NATIONAL ASSOCIATION OF SECURITIES DEALERS
         COMMON STOCK, $0.01 PAR VALUE                    AUTOMATED QUOTATION SYSTEM
----------------------------------------------   -------------------------------------------
               (Title of class)                     (Name of exchange on which registered)
Aggregate market value of the voting stock held      Number of shares outstanding of the
 by non-affiliates of the Registrant at March                    Registrant's
                   16, 1998:                       class of common stock at March 16, 1998:
                 $110,616,506                                     18,229,679

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K / /

    Documents incorporated by reference:

    Proxy Statement relating to the 1998 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                           PAGE
                                              PART I

Item 1.    Business....................................................................      3
Item 2.    Properties..................................................................     11
Item 3.    Legal Proceedings...........................................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.........................     11

                                             PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters........     12
Item 6.    Selected Financial Data.....................................................     12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................     14
Item 8.    Financial Statements and Supplementary Data.................................     21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................     43

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant..........................     43
Item 11.   Executive Compensation......................................................     43
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............     43
Item 13.   Certain Relationships and Related Transactions..............................     43

                                             PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........     43

FORWARD-LOOKING STATEMENTS

    In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements that reflect management's expectations for the future. A variety of important factors could cause results to differ materially from such statements. These factors are noted throughout this Annual Report on Form 10-K and include: the actions of both current and potential new competitors, rapid changes in technology, financial market volatility, evolving industry regulation, cash flows into or redemption from equity funds, effects of inflation, customer trading patterns, and new products and services.

                                     PART I

ITEM 1. BUSINESS

    Investment Technology Group, Inc., was formed as a Delaware corporation on March 10, 1994, and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a registered broker-dealer in securities under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture, ITG Australia PTY Limited, which is a 50% partner in ITG Pacific Holding, and ITG Ventures Inc. provide automated equity trading services and transaction research to institutional investors and brokers. ITG, a full service execution firm, utilizes transaction processing technology to increase the effectiveness and lower the cost of institutional and other trading. With an emphasis on ongoing research, ITG offers the following services:

    - ITG POSIT. An electronic stock crossing system.

    - ITG QuantEX. A decision-support and routing system.

    - Electronic Trading Desk Services. Offers customers trading capabilities through the ITG trading desk, which utilizes multiple sources of liquidity.

    - ITG Platform. A PC based routing system.

    - ITG ISIS. A set of analytical tools for systematically lowering transaction costs.

    The Company generates substantially all of its revenue from its POSIT, QuantEX, and Electronic Trading Desk Services.

POSIT-REGISTERED TRADEMARK-1

    POSIT was introduced in 1987 as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to encompass a large part of the active trading community as well. In addition to its traditional customer base of quantitative and passive investors, POSIT's liquidity serves fundamental institutional investors, broker-dealers and international institutional investors. The POSIT system is currently used by approximately 460 customers, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors and mutual funds. POSIT is an electronic stock crossing system through which customers enter buy and sell orders to trade single stocks and portfolios of equity securities confidentially among themselves. Orders may be placed in the system either through direct computer links to the Company's central computer or indirectly by communicating with the Company's trading desk, which then enters the orders in the central computer. ITG also strategically aligns itself with partners of other popular trading systems allowing users the flexibility to route orders directly to POSIT from sources such as links with ESI Securities, Bridge Information Systems and BRASS. In 1998, the Company hopes to complete a connection through Bloomberg and Spear Leads. The system, which currently accepts orders for approximately 14,000 different equity securities, may be modified, as the need arises, to include additional equity securities registered pursuant to Section 12 of the Exchange Act. Using an algorithm, which establishes the maximum possible matching of buy and sell orders at scheduled times, the system matches or "crosses" these orders. Unless otherwise specified by customers, POSIT will match orders (including multiple orders) that do not contain equal numbers of shares, resulting in partial order execution. POSIT has been designed to allow customers trade execution flexibility. Customers may specify constraints on the portion of a portfolio that trades, such as a requirement that the execution of a buy order be conditioned upon the concurrent execution of a sell order. Trades are priced at the midpoint of the best bid and offer on the primary market for each security at the time of the cross. Price information is provided directly to the

------------------------

1 POSIT-Registered Trademark- is a registered service mark of the POSIT Joint Venture.

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

    In December 1997, the Company announced the launch of POSIT 4, a technological enhancement to POSIT. POSIT 4 preserves all the features of the existing system and adds two important new dimensions to POSIT: dynamic substitution and real-time control. Dynamic substitution allows investors to substitute another security if the preferred security is not immediately available for a cross. Real-time control allows POSIT 4 users to control virtually any dimension of their portfolios such as expected return as well as risk and yield. POSIT 4 can be used to control the tracking error of a portfolio relative to a benchmark, a critical consideration for index fund managers.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

AVERAGE DAILY POSIT SHARE VOLUME
Year                                 Shares Per Day
1989                                        642,857
1990                                      1,703,557
1991                                      2,320,158
1992                                      4,330,709
1993                                      6,142,405
1994                                      7,737,742
1995                                      9,040,978
1996                                     13,067,553
1997                                     14,527,878

QUANTEX-REGISTERED TRADEMARK-2

    ITG QuantEX is the Company's order management trading system, an advanced tool for technologically sophisticated clients transacting medium-to-large volumes of orders. QuantEX equips clients to manage every step in the trading process more efficiently: from decision-making to execution to tracking of trade list status. From a dedicated Sun workstation at their desks, users can access fully-integrated real-time and historical data and analytics, execute electronic order routing and perform trade management functions. To date, trading systems have generally addressed just one or two of these functions -- a situation that has left many users with the inefficiency of multiple unrelated systems.

    QuantEX is a customized, rules-based expert system that allows traders to quantify their decision support processes. It is designed to embody each client's trading styles and strategies, and apply them to data on hundreds of stocks, portfolios or industry groups at once. With QuantEX, clients can flag precisely the same kinds of moment-to-moment opportunities they would ordinarily want to pursue -- but do it much more efficiently and rapidly.

    QuantEX analyzes lists of securities based on the individual user's trading strategy. QuantEX enables clients to have access to sophisticated ITG research developed pre-trade, post-trade and intra-day analytical tools including "instant" analytics built on widely-used measures. Clients also have a direct line to the ITG Data Center which is a comprehensive historical database that provides a variety of derived analytics based upon the raw historical data. The Company's support specialists translate the trading criteria developed by the user into a set of proprietary rules for trading securities, which are then encoded into QuantEX. QuantEX applies the customer's proprietary trading rules to a continuous flow of current market information on the list of securities selected by the user to generate real-time decision support. A user's rules can be based on a wide range of quantitative models or strategies, such as liquidity measures, technical indicators, price benchmarks, tracking to specific industries and sectors, pairs or other long or short strategies, index arbitrage, risk measurements and liquidity parameters for trade urgency, size or timing.

    As such, QuantEX can automate the complex trade management requirements typical of investment strategies that trade large volumes of securities through multiple sources of liquidity. Orders can be electronically routed to multiple markets -- not just the New York, American, and regional Stock Exchanges, but also POSIT, the ITG Trading Desk, OTC market-makers, AZX, and selected broker-dealers. Trades routed through QuantEX are automatically tracked and summarized. Each order can be monitored by source of execution, by trade list, by portfolio or globally with all other orders placed. QuantEX's built-in trade allocation features provides a facility for automated back-office clearance and settlement.

    The Company's support specialists install the system, train users and provide ongoing support for the use of QuantEX's order routing and analysis capabilities. Specialists are knowledgeable about portfolio management and trading as well as the system's hardware and software. The Company's support team works closely with each customer to develop trading strategies and rules, explore new trading approaches, provide system integration services, and implement system upgrades and enhancements.

    Revenue generation is realized through transaction fees attached to each trade electronically routed through QuantEX to the many destinations available from the application. The Company does not derive royalties from the sale or licensing of the QuantEX software.

ELECTRONIC TRADING DESK

    To supplement the automated trade execution and analysis services offered by POSIT and QuantEX, the Company also offers customers trading capabilities through the Company's trading desk, which is staffed with more than 30 traders. QuantEX and Platform clients can deliver electronically lists of orders

------------------------

2 QuantEX-Registered Trademark- is a registered trademark of the Company.

to the ITG Trading Desk. As orders are executed by ITG, reports are automatically delivered to the client's terminal. Trading desk personnel are, thereby, able to assist customers with decision support analyses generated by QuantEX and with the execution of trades. The Trading Desk is a full-service agency execution group that specializes in the Company's proprietary products. Clients give traders orders to work throughout the day as well as residual orders that remain due to order imbalances in POSIT matches.

    If a customer wishes to trade a portfolio outside a scheduled POSIT cross or fails to submit a portfolio in time for a scheduled POSIT cross, at the customer's request, the Company will communicate with and seek interest from other potentially interested customers and conduct an unscheduled cross. Unmatched or residual orders may be filled by (i) keeping orders in POSIT for future crosses which will offer different liquidity profiles, (ii) routing trades electronically through QuantEX to multiple markets, including primary exchanges, regional exchanges and OTC market-makers or (iii) using the Company's trading desk to complete trades on an agency basis. The Company has also developed pricing mechanisms that allow customers to enter orders to cross shares before the market opens subject to prices determined by specified formulas, such as weighted average prices throughout the trading day, or the day's closing prices.

ITG PLATFORM

    ITG Platform, introduced in the first quarter of 1996, provides seamless connectivity to a variety of execution destinations, such as POSIT, ITG's Electronic Trading Desk, New York Stock Exchange and American Stock Exchange via SuperDOT and OTC market markers. The Platform requires a standard modem but does not require a dedicated terminal because it runs on any 486 or Pentium PC in almost any Windows environment, while allowing access to a wide range of execution capabilities.

    To enter an order, a ticker symbol (or multiple tickers) is typed in to the system with buy/sell side and size. A list can be loaded in by using a diskette, or from a network or copying and pasting from an Excel-Registered Trademark-3 file. Once orders have been loaded, execution instructions can be input. The execution sources range from POSIT, ITG Electronic Trading Desk and SuperDOT, to OTC market makers. The Platform also allows automatic rerouting of any residual POSIT orders. For instance, a trader may designate that any "listed orders" not crossed in POSIT which are under a certain size be rerouted to the New York Stock Exchange via SuperDOT. The trader may also choose to reroute the orders back to POSIT for the rest of the day's matches, or to ITG's Electronic Trading Desk. As the orders are executed, reports are automatically delivered back to the Platform giving the users constant feedback on their orders. The orders are displayed in real-time and the Platform also provides a running average price for each order. Order status is color-coded to indicate whether the order has been filled, partially executed, or is awaiting action.

    Platform users can access historical data through a direct link with the ITG Data Center, including a wide array of analytics such as average historical share volumes, dollar volumes, volatility, and historical spread statistics. The Platform also allows custom tailored execution reports to fit each user's requirements.

    As of December 31, 1997, there were 138 Platform client sites, with 229 software installations.

ISIS RESEARCH

    Accessed through ITG QuantEX, ISIS encompasses an equity transaction database, pre- and post-trade analytics, a proprietary transaction-cost model, a framework for development of trading strategies and a set of model strategies. Together, these tools assist clients in making the most cost-effective trading decisions by measuring the cost impacts of alternative courses of action. With ISIS, clients can also:

    - Increase the cost-effectiveness of trading strategies.

    - Construct portfolios to minimize the cost of execution.

------------------------

3 Excel is a registered trademark of the Microsoft Corporation.

    - Minimize transaction costs of trading lists by targeting positions that are especially illiquid, difficult, or costly to trade.

    - Focus resources on the most consequential transactions.

    - Estimate the cost of trading on a principal versus agency basis.

    - Measure the cost-effectiveness of completed trades against any benchmark.

    With the release of QuantEX 3.0, users can define, store and run custom pre- and post-trade reports, selecting from a wide variety of analytics. Analytics can also be viewed directly on the execution page and incorporated into trading strategies. Among the available analytics are measures of momentum, price volatility and liquidity, including an explicit estimate of market impact.

GLOBAL POSIT

    The Company is pursuing the international market in a variety of ways, joint-venturing with strategic partners and developing specially-tailored versions of ITG services. The Company developed a global version of POSIT, which provides U.S. and global clients with electronic trade-matching capabilities for international equities. Besides housing the operation of Global POSIT, the Company's Boston office offers services to foreign investors trading in the U.S. and worldwide clientele trading non-U.S. securities.

AUSTRALIAN POSIT

    In the third quarter of 1997, the Company and Burdett, Buckeridge & Young ("BBY"), finalized a 50/50 joint venture through the creation of ITG Australia Limited ("ITG Australia"), a new international brokerage firm that will apply ITG's cost-saving execution and transaction research technologies to Australian equity trading. ITG Australia is the culmination of efforts commenced in 1995 when a license to POSIT was granted to BBY, one of Australia's leading brokerage firms. Through this joint venture the Company is pursuing U.S. business from Australian investors and providing U.S. clients with access to the Australian marketplace.

CANADIAN QUANTEX

    The Company was party to a license agreement with RBC Dominion Securities ("RBC"), under which the Company was entitled to receive royalties for licensing the rights to the Company's QuantEX product to RBC beginning in 1991. RBC used the QuantEX license to develop a version of QuantEX for the Canadian markets. In conjunction with the spin-off of VERSUS Technologies, Inc. ("VERSUS") from RBC in 1995, the Company exchanged its licensing agreement asset with RBC for a 9% equity interest in VERSUS. VERSUS is a Canadian technology focused trade automation firm based in Toronto. Currently, Canadian QuantEX is the only direct electronic access to the Canadian exchanges for U.S. and Canadian institutions. The Company is also providing Canadian investors with access to POSIT and other ITG services.

AZX

    AZX, Inc., the operators of the Arizona Stock Exchange4 ("AZX") and the Company announced in February 1995, that the Company's wholly-owned broker-dealer subsidiary, ITG, had been named the executing broker for all transactions executed on AZX. AZX is the only open screen call market for equity trading. Several new auctions were added in 1997 bringing the total to four daily auctions at 9:15 a.m., 10:30 a.m., 4:20 p.m. and 5:00 p.m. Eastern time. The auctions are designed to allow institutional investors

------------------------

4 The Arizona Stock Exchange, ( "AZX") operated by AZX, Inc., is not registered with the SEC nor is it a self-regulatory organization. Due to the low volume of trading on AZX, the SEC granted it an exemption from exchange registration. The AZX is subject to limited oversight by the SEC.

and broker-dealer participants to trade anonymously at true market prices and benefit from low transaction costs. In February 1995, ITG developed the capability to route unmatched portions of client portfolio from POSIT into AZX's daily auction. Since ITG is the executing broker for all AZX trades, ITG clients have the option of obtaining one combined average price for orders crossed on both systems (i.e., the POSIT cross is combined with the previous night's AZX auction). The Company performs this function as a courtesy to its clients. The Company charges its direct incremental costs to AZX.

AMERICAN DEPOSITARY RECEIPTS ("ADRS")

    ITG intends to add to POSIT one or more daily crossing sessions in ADRs. The roll out of ADR matches is planned for the last half of 1998. Initially, ITG plans to operate a daily 8:45 a.m. pre-opening matching session. Additionally, ITG may include ADRs in its five regularly scheduled daily matches. Eligible issues will include issuer-sponsored and unsponsored ADR programs.

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. Regulation of broker-dealers has been primarily delegated to self-regulatory organizations ("SROs"), principally the National Association of Securities Dealers, Inc. (the "NASD") and national securities exchanges. The NASD has been designated by the SEC as ITG's SRO. The SROs conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. ITG is a registered broker-dealer in 49 states and the District of Columbia.

    Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and conduct of directors, officer and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs and state securities commissions may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

    ITG is required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a broker-dealer's insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

    NET CAPITAL REQUIREMENTS. As a registered broker-dealer, ITG is subject to the SEC's Uniform Net Capital Rule ( the "Net Capital Rule"). This Net Capital Rule, which specifies the minimum net capital requirements for registered broker-dealers, is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

    The Net Capital Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Net Capital Rule. ITG uses the latter method of calculation.

    A change in the Rule, imposition of new rules or any unusually large charge against capital could limit certain operations of ITG such as trading activities that require the use of significant amounts of capital.

As of December 31, 1997, ITG had net capital of $35.0 million which exceeded minimum net capital requirements by $34.8 million. See note 9 of Notes to Consolidated Financial Statements.

NO ACTION LETTER

    In connection with the development of POSIT, Jefferies & Company, Inc. ("Jefferies & Co.") obtained a no action letter in which the staff of the Securities and Exchange Commission (the "SEC" or "Commission") indicated that it would take no action with respect to the fact that POSIT would be operated without registration as an exchange. As a result, POSIT has not been registered with the Commission as an exchange, although ITG is registered as a broker-dealer and is subject to regulation as such. Material changes to POSIT will require prior notice to the Commission under rule 17a-23. One of the stated purposes of Rule 17a-23 is to provide the Commission with information necessary to monitor and evaluate automated trade execution systems. There can be no assurance that the Commission will not in the future seek to impose more stringent regulatory requirements on the operation of automated trade execution systems such as POSIT. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact legislation applicable to automated trade execution systems.

LICENSE AND RELATIONSHIP WITH BARRA

    In 1987, Jefferies & Co. and BARRA Inc. ("BARRA") formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies & Co. assigned all of its rights relating to the joint venture and the license agreement (discussed below) to ITG.

    The technology used to operate POSIT is licensed to ITG pursuant to a perpetual license agreement between the Company and the joint venture. The license agreement grants ITG the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. The Company pays quarterly royalties to the joint venture to use other proprietary software that operates in conjunction with POSIT equal to specified percentages of the transaction fees charged by the Company on each share crossed through POSIT. For the years ended December 31, 1997, 1996 and 1995, BARRA received aggregate royalty payments from the joint venture of $9.8 million, $8.8 million, and $6.0 million, respectively, under the license agreement. Under the terms of the joint venture, the Company and BARRA are prohibited from competing directly or indirectly with POSIT.

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

    Under the terms of the joint venture, BARRA generally has the right to approve any sale, transfer, assignment or encumbrance of the Company's interest in the joint venture. The POSIT joint venture may earn a royalty from licensing the POSIT technology to other businesses. The joint venture licensed to ITG and BBY, the right to use the POSIT technology for crossing equity securities in Australia.

    In the third quarter of 1997, BARRA finalized a joint venture with Prebon Yamane to market POSIT-FRA, the first computer-based system for crossing forward rate agreements (FRAs). The POSIT joint venture has licensed to Prebon the POSIT-JV software. POSIT-FRA will provide a confidential electronic environment where major financial institutions can match specific sets of FRA contracts to offset interest rate risk, a condition which pervades in interest rate swap portfolios.

    In May 1990, Global Trading and BARRA International, Ltd., an affiliate of BARRA, formed a joint venture for the purposes of developing Global POSIT. The joint venture granted to Global Trading the exclusive rights to use Global POSIT. In connection with the May 1994 initial public offering (the "Offering"), Jefferies Group, Inc. ("Jefferies Group") contributed Global Trading and its respective rights in Global POSIT to the Company. Any net earnings will be divided equally between the Company and BARRA International, Ltd. Under the terms of the joint venture, the Company and BARRA International, Ltd. are prohibited from competing directly or indirectly with Global POSIT.

COMPETITION

    The automated trade execution and analysis services offered by the Company compete with services offered by leading brokerage firms and other information services and transaction processing firms. Many of the Company's competitors have substantially greater financial, research and development and other resources than the Company. The Company believes that its services compete on the basis of cost, timeliness of execution and probability of trade completion. Although the Company believes that POSIT, QuantEX, the Platform and the Electronic Trading Desk services have established certain competitive advantages, the Company's ability to maintain these advantages will require continued investment in the development of the Company's services, additional marketing activities and customer support services. There can be no assurance that the Company will have sufficient resources to continue to make this investment, that the Company's competitors will not devote significantly more resources to competing services or that the Company will otherwise be successful in maintaining its current competitive advantages.

    The Company also competes with various national and regional securities exchanges for trade execution services. Some of these exchanges have made efforts to regain transaction volume lost to automated trade execution services. The Arizona Stock Exchange and Instinet crossing systems operate during and after market hours. There can be no assurance that these or other exchanges will not take further steps to regain transaction volume from POSIT or to limit its future growth.

    The Company is aware of new alternatives such as a growing number of Electronic Commercial Networks ("ECN's") like those sponsored by Bloomberg/ESI, among others. There are future developments that may or may not compete directly, including the NASD's limit order book and Optimark, ECN's like Bloomberg/ESI and alternative systems like Lattice/AutEx. The Company feels that it is well positioned to provide clients with the technology and order routing capabilities for clients to access and potentially take advantage of these systems via its PC Platform, QuantEX and research provided smart trading strategies.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company believes that fundamental changes in the securities industry have increased the demand for technology-based services. The Company devotes a significant portion of its resources to the development and improvement of these services. Important aspects of the Company's research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance the Company's efficiency. The software programs, which are incorporated into the Company's services, are subject, in most cases, to copyright protection. Research and development costs were $7.1 million, $6.0 million and $4.9 million for 1997, 1996 and 1995, respectively.

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

    As of December 31, 1997, the Company employed approximately 74 personnel and utilized the services of 2 consultants in software development, management and implementation. The Company also works closely with BARRA on the development of POSIT enhancements. The Company expects to continue this level of investment to improve existing services and continue the development of new services.

    The Company's operations are not subject to any known seasonal conditions.

JEFFERIES GROUP AND THE COMPANY ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO
  TWO INDEPENDENT COMPANIES

    On March 17, 1998, Jefferies Group and the Company jointly announced that they are considering the separation, through a spin-off and a restructuring, of Jefferies & Co. and other Jefferies Group subsidiaries ("JEFCO") from the Company. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

NUMBER OF PERSONS EMPLOYED

    As of December 31, 1997, the Company employed 217 personnel.

ITEM 2. PROPERTIES

    The Company's principal offices are located at 380 Madison Avenue in New York City where the Company occupies the entire 4th floor or approximately 44,704 square feet of office space. In anticipation of future expansion the Company has leased a portion of the 5th floor (approximately 12,726 square feet of office space). This space is currently vacant and will be sub-let with an expected commencement date of May 1, 1998. The lease payment as compared to the rental income will have an immaterial effect upon the Company's operating results. The fifteen year lease term for both the fourth and fifth floors expire in 2012.

    The Company also maintains a research, development and technical support services facility in Culver City, California where the Company occupies approximately 20,254 square feet of office space. The California facility is leased by the Company pursuant to a ten year lease agreement which expires in December 2005. The Company is currently negotiating leasing an additional 20,347 square feet of office space within the same building. The lease is anticipated to commence on August 1, 1998. The additional space will be used in connection with future research and development projects.

    In April 1995, the Company completed the build-out and occupancy of a 10,588 square feet office in Boston, Massachusetts. The site is planned to be a "hot" backup facility for the Company's operations. The site is currently used as a regional office for Financial Engineering Research, QuantEX support and the Global POSIT operations. The ten year lease term for this space expires in 2005.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

    The Company's common stock is quoted on The Nasdaq Stock Market National Market System under the symbol: ITGI. At March 16, 1998, the Company believed that its Common Stock was held by approximately 1,000 stockholders of record or through nominee or street name accounts with brokers.

    The range of the high and low closing sale prices for the Common Stock as reported by Nasdaq for the last eight full quarterly periods were as follows:

                                                                                          MARKET PRICE
                                                                                 -------------------------------
THREE MONTHS ENDED                                                                 HIGH        LOW        END
-------------------------------------------------------------------------------  ---------  ---------  ---------
December 31, 1997..............................................................      31.25      26.25      28.00
September 30, 1997.............................................................      32.00      26.31      27.25
June 30, 1997..................................................................      26.88      17.88      26.88
March 31, 1997.................................................................      23.75      18.38      19.00
December 31, 1996..............................................................      21.50      17.25      19.25
September 30, 1996.............................................................      18.00      12.75      17.75
June 30, 1996..................................................................      18.25      13.00      13.50
March 31, 1996.................................................................      15.00       9.25      15.00

    The Company has not paid a dividend since May 4, 1994. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than applicable provisions of the Delaware General Corporation Law.

ITEM 6. SELECTED FINANCIAL DATA

    The selected data presented below as of and for each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of Investment Technology Group, Inc., which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. Earnings per share information prior to 1997 has been retroactively restated to conform with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Such data should be read in connection with the consolidated financial statements contained on pages 22 through 42.

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1997        1996       1995       1994*       1993
                                                         ----------  ----------  ---------  ----------  ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues.........................................  $  137,042  $  111,556  $  72,381  $   56,716  $  49,370
Total expenses.........................................      89,782      70,555     47,493      69,106     42,944
                                                         ----------  ----------  ---------  ----------  ---------
Earnings (loss) before income taxes....................      47,260      41,001     24,888     (12,390)     6,426
Income tax expense (benefit)...........................      20,343      17,666      9,983      (4,529)     3,099
                                                         ----------  ----------  ---------  ----------  ---------
Net earnings (loss)....................................  $   26,917  $   23,335  $  14,905  $   (7,861) $   3,327
                                                         ----------  ----------  ---------  ----------  ---------
                                                         ----------  ----------  ---------  ----------  ---------

                                                            1997        1996       1995        1994       1993
                                                         ----------  ----------  ---------  ----------  ---------
Basic net earnings (loss) per share of common stock....  $     1.48  $     1.28  $    0.81  $    (0.45)
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------
Diluted net earnings (loss) per share of common
  stock................................................  $     1.42  $     1.26  $    0.81  $    (0.45)
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------
Basic weighted average shares outstanding (in
  millions)............................................        18.2        18.3       18.5        17.5
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------
Diluted weighted average shares and common stock
  equivalents outstanding (in millions)................        18.9        18.6       18.5        17.5
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------
Revenues per trading day...............................  $      542  $      439  $     287  $      225  $     191
                                                         ----------  ----------  ---------  ----------  ---------
                                                         ----------  ----------  ---------  ----------  ---------
Shares executed per day (in millions)..................          27          22         15          10          9
                                                         ----------  ----------  ---------  ----------  ---------
                                                         ----------  ----------  ---------  ----------  ---------
Revenues per average number of employees...............  $      733  $      814  $     689  $      675  $     837
                                                         ----------  ----------  ---------  ----------  ---------
                                                         ----------  ----------  ---------  ----------  ---------
Average number of employees............................         187         137        105          84         59
                                                         ----------  ----------  ---------  ----------  ---------
                                                         ----------  ----------  ---------  ----------  ---------
Number of customers:
  POSIT................................................         461         445        393         303        205
  QuantEX and Platform.................................         188          91         81          58         43
                                                         ----------  ----------  ---------  ----------  ---------
                                                                649         536        474         361        248
                                                         ----------  ----------  ---------  ----------  ---------
                                                         ----------  ----------  ---------  ----------  ---------

Return on average stockholders' equity.................        33.9%       45.5%      39.3%      (35.0)%
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------
Book value per share...................................  $     5.15  $     3.68  $    2.47  $     1.72
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------
Tangible book value per share..........................  $     5.04  $     3.54  $    2.27  $     1.52
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------
Price to earnings ratio using diluted net earnings per
  share of common stock................................        19.7        15.3       11.4         N/A
                                                         ----------  ----------  ---------  ----------
                                                         ----------  ----------  ---------  ----------

------------------------------

* In connection with the Company's initial public offering (the "Offering") in May 1994, certain management employment agreements, the performance share plans (consisting of a 12.7% phantom equity interest in ITG and an annual profits bonus component) and non-compensatory ITG stock options (on 10% of the outstanding shares of ITG common stock) were terminated as of May 1, 1994 in exchange for $31.1 million in cash, a portion of which was used to purchase Jefferies Group common stock. The Company, prior to December 31, 1993, had expensed and paid to Jefferies Group an additional $9.4 million related to the above-mentioned Performance Share Plans. Immediately prior to the consummation of the Offering, Jefferies Group transferred its $9.4 million liability and an equivalent amount of cash to the Company to be applied by the Company as part of the termination of the Performance Share Plans. The total liability in connection with the above-mentioned plans was $40.5 million. Of the non- recurring expense of $31.1 million, approximately $900,000 was recorded in Performance Share Plans expense in the first two quarters of 1994 under the terms of the prior agreement. The total Performance Share Plans expense recorded for the first two quarters of 1994 was $1.5 million. The remaining $600,000 of such expense was for the annual profits bonus component of the Performance Share Plans for January 1, 1994 through May 1, 1994 (the termination date of the above-mentioned plans). Only the future annual profits bonus component (post Offering) of the above-mentioned plans was determined to be a component of the $40.5 million liability. The annual profits bonus component was earned during the period January 1, 1994 through May 1, 1994 by the payees regardless of the Offering. The remaining liability of $30.2 million was recorded as termination of plans expense in the second quarter of 1994.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA:
(DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
Total assets..............................................  $  113,641  $  82,798  $  55,318  $  38,354  $  23,496
Total stockholders' equity................................  $   93,763  $  67,093  $  45,479  $  31,893  $  13,844

    The following graph represents the number of shares ITG executed as a percentage of the market volume in the U.S. market.5

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

ITG VOLUME AS A PERCENTAGE OF MARKET VOLUME
Year                                           % of Market
1993                                                 1.53%
1994                                                 1.70%
1995                                                 1.90%
1996                                                 2.26%
1997                                                 2.24%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                         1997       1996      CHANGE     % CHANGE
                                                                      ----------  ---------  ---------  -----------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)
Total Assets........................................................  $  113,641  $  82,798  $  30,843        37.3%
Total Liabilities...................................................  $   19,878  $  15,705  $   4,173        26.6%

    The increase in total assets is primarily due to an increase in premises and equipment, cash and cash equivalents and other assets. Current assets made up approximately 65% of total assets. The primary increase in premises and equipment related to leasehold improvements constructed at the new corporate headquarters at 380 Madison Avenue, while the cash and cash equivalents increased as a function of the proceeds from operations. The Company's other assets increased primarily as a result of new joint venture interests made during 1997.

    The increase in total liabilities is mostly due to an increase in accounts payable and accrued expenses, which consisted primarily of soft dollar liabilities of $3.1 million and rent accruals of $2.3 million.

------------------------

5   The percentages on the graph are total ITG shares executed divided by the
     "market" volume. Total ITG shares executed includes total POSIT shares, QuantEX shares and shares executed by the Electronic Trading Desk. Market volume includes shares executed by and as provided by the New York Stock Exchange and the National Association of Securities Dealers Automated Quotation System. Market volume excludes ITG shares executed.

RESULTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT AS NOTED)

COMPARISON OF 1997 WITH 1996

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Revenues.............................................................  $   137.0  $   111.6   $    25.4         22.8%
Number of Trading Days...............................................        253        254          (1)        (0.4)%
Revenues per Trading Day (Dollars in thousands)......................  $     542  $     439  $      103         23.5%

    Increased revenues were attributed to a growing use of POSIT, QuantEX and the Company's other electronic trading desk services. For the year ended December 31, 1997, POSIT revenues were approximately 12% or $8.2 million above the comparable period for 1996, while QuantEX revenues were approximately 23% or $5.6 million above the comparable period for 1996. For the year ended December 31, 1997, other electronic trading desk services were 67% or $11.9 million above the comparable period for 1996.

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Compensation and employee benefits expense...........................  $    30.5  $    25.0   $     5.5         22.0%
Number of employees at period end....................................        217        157          60         38.2%
Revenue per employee at period end (Dollars in thousands)............  $     631  $     711   $     (80)       (11.3)%
Compensation and employee benefits expense per employee (Dollars in
  thousands).........................................................  $     141  $     159  $      (18 )      (11.3 )%

    The increase in compensation and employee benefits expense is due to an increase in the number of employees offset by an increase in capitalized software. Capitalized software development costs increased approximately $4.4 million over the comparable year ended December 31, 1996 primarily due to additional projects and an increase in staff engaged in software development.

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Transaction processing expense.......................................  $    21.4  $    15.7   $     5.7         36.3%
Transaction processing expenses as a percentage of revenues..........       15.6%      14.1%        1.5pts       10.6%

    The increase is primarily due to the expense associated with a higher volume of transactions and shares in the year ended December 31, 1997. The increase as a percentage of revenues increased 1.5 points primarily from a shift in the business mix towards QuantEX and electronic trading desk services. Those products have slightly lower margins than POSIT due to charges for floor brokerage fees which are not incurred with the POSIT business.

                                                                         1997       1996      CHANGE     % CHANGE
                                                                       ---------  ---------  ---------  -----------
Software royalties expense...........................................  $     9.8  $     8.8  $     1.0        11.4%
Software royalties expenses as a percentage of POSIT revenues........       13.0%      13.1%      (0.1 pts       (0.8)%

    Software royalties are a fixed percentage of POSIT revenue. The increase is due to higher revenue associated with POSIT.

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Occupancy and equipment..............................................  $     9.2  $     6.1   $     3.1         50.8%

    The increase is due primarily to the Company's relocation of its corporate headquarters from 900 Third Avenue to 380 Madison Avenue in mid-June. Rent expense increased accordingly as the rental square footage increased by more than 100%. The Company also had to accelerate the write-off of the unamortized leasehold improvements from the 900 Third Avenue location. In addition, depreciation increased approximately $1.7 million as a result of purchases of additional equipment associated with both the move and increased headcount.

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Consulting expense...................................................  $     2.0  $     2.5   $    (0.5)       (20.0)%

    Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The decrease is due primarily to the Company undertaking nonrecurring special projects related to contingency planning and systems' security.

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Telecommunications and data processing services expense..............  $     6.6  $     4.8   $     1.8         37.5%

    The increase is due primarily to communications costs incurred in 1995 and 1996 relating to the POSIT Joint Venture, which were presented for payment in the second quarter of 1997. In addition, duplicate services were required for 900 Third Avenue and 380 Madison Avenue location in connection with the move of the Company's headquarters.

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Other general and administrative expense.............................  $    10.2  $     7.6   $     2.6         34.2%

    The increase is largely attributable to the increase in headcount of 60 employees. Related costs, primarily services provided by Jefferies & Co., increased by approximately $374,000. Travel and entertainment costs increased by approximately $1.1 million primarily from an increased effort to promote the Company's products. Lastly, legal fees increased by approximately $510,000 as a result of exploring several strategic initiatives and the costs associated with outsourcing legal services pending the hiring of a new in-house general counsel.

                                                                         1997       1996       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Income tax expense...................................................  $    20.3  $    17.7   $     2.6         14.7%

    The increase is primarily due to an increase in pretax earnings. The effective tax rate in 1997 and 1996 was 43.0% and 43.1%, respectively.

COMPARISON OF 1996 WITH 1995

                                                                         1996       1995       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Revenues.............................................................  $   111.6  $    72.4   $    39.2         54.1%

Number of Trading Days...............................................        254        252           2          0.8%
Revenues per Trading Day (Dollars in thousands)......................  $     439  $     287   $     152         53.0%

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

                                                                         1996       1995       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Compensation and employee benefits expense...........................  $    25.0  $    16.4   $     8.6         52.4%
Number of employees at period end....................................        157        118          39         33.1%
Revenue per employee at period end (Dollars in thousands)............  $     711  $     614   $      97         15.8%
Compensation and employee benefits expense per employee (Dollars in
  thousands).........................................................  $     159  $     139   $      20         14.4%

    The increase in compensation and employee benefits expense is due primarily to an increase in the number of employees and an increase in profitability based compensation.

                                                                         1996       1995      CHANGE     % CHANGE
                                                                       ---------  ---------  ---------  -----------
Transaction processing expense.......................................  $    15.7  $    10.9  $     4.8        44.0%
Transaction processing expenses as a percentage of revenues..........       14.1%      15.1%      (1.0 pts       (6.6)%

    The increase is primarily due to the expense associated with a higher volume of transactions in 1996. In addition, QuantEX is a larger portion of total volume, causing higher execution charges. The Company received a $621,000 adjustment in the fourth quarter of 1996 against charges incurred in the first three quarters of 1996 for exchange-related execution fees.

                                                                         1996       1995      CHANGE     % CHANGE
                                                                       ---------  ---------  ---------  -----------
Software royalties expense...........................................  $     8.8  $     6.0  $     2.8        46.7%
Software royalties expenses as a percentage of POSIT revenues........       13.1%      13.3%      (0.2 pts       (1.5)%

    The increase is due to higher revenue associated with POSIT.

                                                                         1996       1995       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Occupancy and equipment..............................................  $     6.1  $     3.6   $     2.5         69.4%

    The increase is due primarily to depreciation of premises and equipment acquired since the beginning of 1996 and accelerated depreciation of leasehold improvements and furniture related to the relocation of the New York office scheduled to occur in the second quarter of 1997.

                                                                         1996       1995       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Consulting expense...................................................  $     2.5  $     1.7   $     0.8         47.1%

    Consulting is primarily for functions which the Company currently believes are advantageous to out-source. The increase is due primarily to the Company undertaking special projects related to contingency planning and systems' security.

                                                                         1996       1995       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Telecommunications and data processing services expense..............  $     4.8  $     2.9   $     1.9         65.5%

    The increase is due primarily to an increase in quotation services and communications charges associated with the increased number of QuantEX installations. In addition, an increased level of activity in the existing QuantEX business raised the semi-variable component of the quotation services and communications charges.

                                                                         1996       1995       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Other general and administrative expense.............................  $     7.6  $     6.1   $     1.5         24.6%

    The increase is largely due to an increase in amortization of capitalized software and allowances for general legal and bad debt expenses.

                                                                         1996       1995       CHANGE      % CHANGE
                                                                       ---------  ---------  -----------  -----------
Income tax expense...................................................  $    17.7  $    10.0   $     7.7         77.0%

    The increase is primarily due to an increase in pretax earnings. The effective tax rate in 1996 and 1995 was 43.1% and 40.1%, respectively. Income tax expense in 1995 was favorably impacted by a lower tax rate resulting from the recognition of research and development tax credits attributable to prior periods.

DEPENDENCE ON MAJOR CUSTOMERS

    During 1997, revenue received by the Company from its 10 largest customers accounted for approximately 34.5% of the Company's total revenue while revenue received from the three largest customers accounted for 8.8%, 5.9% and 3.4% of total revenue. During 1996, revenue received by the Company from its 10 largest customers accounted for approximately 39.6% of the company's total revenue while revenue received from the three largest customers accounted for 9.3%, 6.8%, and 5.6% of total revenue. Customers may discontinue use of the Company's services at any time. The loss of any significant customers could have a material adverse effect on the Company's results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities offered through POSIT, which may adversely affect the liquidity of the system.

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

    In May 1994, the Company and Jefferies Group entered into an Intercompany Borrowing Agreement which provides for aggregate borrowings under the facility of up to $15.0 million. Amounts borrowed under the facility are not restricted as to their use by the Company. The facility bears interest at a floating rate equal to 1.75% above the average one month London Interbank Offered Rate. Jefferies Group is not committed to advance funds, and the Company is not obligated to borrow funds, under the facility. The Company may borrow funds from other parties. The facility may be terminated by Jefferies Group in the event of an uncured default by the Company.

    The Company believes that its cash flow from operations and its existing cash balances will be sufficient to meet its cash requirements. The Company generally invests its excess cash in money market funds, municipal securities and other short-term investments. At December 31, 1997 and 1996, such cash equivalents amounted to $49.3 million and $43.9 million, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. Additionally, the trade receivable from affiliate of $2.9 million is due within 30 days.

    The Company also invests a portion of its excess cash balances in cash enhanced strategies, which the Company believes should yield higher returns without any significant effect on risk. As of December 31, 1997, the Company had an investment in an arbitrage fund. The fund's strategy is to invest in a hedged portfolio of convertible securities. This strategy seeks an enhanced level of capital appreciation by focusing on current income and capital appreciation. At December 31, 1997 and 1996, investment in the limited partnership was $10.9 million and $5.2 million, respectively.

REPORTING COMPREHENSIVE INCOME

    In June of 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income". This SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This SFAS requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statements and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial condition. No earnings per share disclosure of the effect comprehensive income is required under this SFAS.

    The SFAS is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. At December 31, 1997, the Company did not have items of Comprehensive Income.

EFFECTS OF INFLATION

    The Company does not believe that the relatively moderate levels of inflation which have been experienced in North America in recent years have had a significant effect on its revenue or its profitability. However, high inflation may lead to higher interest rates which might cause money to move from equity funds to bond funds or money market funds.

THE YEAR 2000 ISSUE

    OVERVIEW

    Computer systems and software products were originally designed to accept only two digit entries in the data code field. As a result, certain computer systems and software packages will not be able to interpret dates beyond December 31, 1999 and thus will interpret dates beginning January 1, 2000 to represent January 1, 1900. This could potentially result in computer failure or miscalculations, causing operating disruptions, including an inability to process transactions, send invoices or engage in normal business operations. Therefore, companies may have to upgrade or replace computer and software systems in order to comply with the "Year 2000" requirements.

    ITG'S STRATEGY

    The Company is well aware of and is actively addressing the Year 2000 issue and the potential problems that can arise in any computer and software system. Planning and evaluation work began in 1997 including the identification of those systems affected. The Company has engaged a consultant to provide advice on Year 2000 issues and to assist the Company in its efforts to meet industry standards. The Company also is working with Jefferies & Co. as a result of the Company's client/vendor relationship regarding clearing services.

    The Company has isolated its efforts into three major areas:

     i) VENDORS

     ii) COMPANY PROPRIETARY PRODUCTS

    iii) CLIENTS

    VENDORS--The Company's ability to successfully meet the Year 2000 challenge is also dependent on vendors. The Company has created a vendor database and expects to send letters to all vendors by the end of the first quarter of 1998 to determine their plans for successfully completing this project. The major vendors have already been contacted.

    COMPANY PROPRIETARY PRODUCTS--The Company is evaluating all trading systems and intends to examine all code. The evaluation and examinations are scheduled to be completed by the end of the first half of 1998. Testing is scheduled to be completed by the end of 1998. The Company plans to release Year 2000 compliant versions of its products by the beginning of 1999.

    CLIENTS--The Company has begun to contact clients in an effort to keep them informed of the Company's Year 2000 Plans and progress. In 1999, the Company plans to provide testing opportunities for all clients.

    RISKS

    The Company currently expects to implement the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999. The Company also does not believe that the costs incurred to ready its systems for the Year 2000 will have a material effect on its financial condition. Total costs for the whole project are estimated to be between $2.5 and $3.0 million, which includes the cost of personnel, consultants and software and hardware costs.

    The Year 2000 issue however, can affect all businesses that use computers. Accordingly, if the Year 2000 issue adversely affects the Company's customers, this in turn could have a material adverse effect on the Company's trading revenues and collections. Should the Company, third party information vendors, other third party electronic vendors, or the Company's customers fail to adequately address this issue, the Company's business, financial condition and results of operations could be materially adversely affected.

JEFFERIES GROUP AND THE COMPANY ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO
  TWO INDEPENDENT COMPANIES

    On March 17, 1998, Jefferies Group and the Company jointly announced that they are considering the separation of Jefferies & Co. and other Jefferies Group subsidiaries from the Company through a spin-off.

    If the separation is completed, Jefferies Group shareholders will own 100% of JEFCO and approximately 82.3% of the Company. The public Company shareholders will continue to own 17.7% of the Company. (The Company percentage ownership interests could change slightly as a result of the Company's stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of a new company, JEFCO, to Jefferies Group shareholders. Jefferies Group's 15 million shares of the Company would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group and the Company, with the Company's public shareholders receiving shares of Jefferies Group. Jefferies Group would then be renamed Investment Technology Group, Inc.

    The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all Board of Directors and shareholder approvals of Jefferies Group and the Company, receipt of a favorable tax ruling from the Internal Revenue service and other required regulatory and contractual approvals.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL REPORTS SECTION

                                                                                                                PAGES
                                                                                                                -----
Management's Responsibility for Compliance and Financial Reporting.........................................          22
Independent Auditor's Report...............................................................................          23
Consolidated Statement of Operations.......................................................................          24
Consolidated Statement of Financial Condition..............................................................          25
Consolidated Statement of Changes in Stockholders' Equity..................................................          26
Consolidated Statement of Cash Flows.......................................................................          27
Notes to Consolidated Financial Statements.................................................................          28

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

    Management believes that, as of December 31, 1997, the Company's internal control structure was adequate to accomplish the objectives discussed herein.

Raymond L. Killian, Jr.  Scott P. Mason           John R. MacDonald
Chairman                 President                Senior Vice President and
                         Chief Executive Officer  Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Investment Technology Group, Inc.:

    We have audited the accompanying consolidated statement of financial condition of Investment Technology Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles in the United States and International Accounting Standards.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
January 20, 1998, except as to note 16
  to the Consolidated Financial Statements, which is as of March 17, 1998.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  137,042  $  111,556  $   72,381
Expenses:
  Compensation and employee benefits.........................................      30,479      25,047      16,404
  Transaction processing.....................................................      21,413      15,737      10,861
  Software royalties.........................................................       9,848       8,798       5,985
  Occupancy and equipment....................................................       9,204       6,111       3,606
  Consulting.................................................................       2,017       2,492       1,699
  Telecommunications and data processing services............................       6,605       4,789       2,879
  Other general and administrative...........................................      10,216       7,581       6,059
                                                                               ----------  ----------  ----------
    Total Expenses...........................................................      89,782      70,555      47,493

  Earnings before income tax expense.........................................      47,260      41,001      24,888
Income tax expense...........................................................      20,343      17,666       9,983
                                                                               ----------  ----------  ----------
Net earnings.................................................................  $   26,917  $   23,335  $   14,905
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Basic net earnings per share of common stock.................................  $     1.48  $     1.28  $     0.81
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Diluted net earnings per share of common stock...............................  $     1.42  $     1.26  $     0.81
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Basic weighted average shares outstanding....................................      18,178      18,284      18,473
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Diluted weighted average shares and common stock equivalents outstanding.....      18,940      18,586      18,473
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------
ASSETS
Cash and cash equivalents..................................................................  $   51,263  $  43,955
Securities owned...........................................................................         358      4,808
Investment in limited partnership (at market; cost $10,000 and $5,000).....................      10,935      5,193
Trade receivables, net of allowance for doubtful accounts of $308 and $309.................       7,071      4,806
Trade receivables from affiliate...........................................................       2,931      2,812
Due from affiliates........................................................................       1,365      1,459
Premises and equipment.....................................................................      19,506      8,442
Capitalized software.......................................................................       5,973      3,028
Other assets...............................................................................       9,857      3,467
Goodwill...................................................................................       1,922      2,471
Deferred tax asset.........................................................................       2,460      2,357
                                                                                             ----------  ---------
                                                                                             $  113,641  $  82,798
                                                                                             ----------  ---------
                                                                                             ----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses......................................................  $   12,725  $   8,648
Software royalties payable.................................................................       2,663      2,274
Securities sold, not yet purchased.........................................................           3      1,226
Due to affiliates..........................................................................       2,999      1,922
Income taxes payable to affiliate..........................................................       1,488      1,635
                                                                                             ----------  ---------
                                                                                                 19,878     15,705
                                                                                             ----------  ---------

Lease commitments (note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01; shares authorized:
  5,000,000; shares issued: none...........................................................          --         --
Common stock, par value $0.01; shares authorized:
  30,000,000; shares issued: 18,818,468 in 1997 and 18,700,000 in 1996.....................         188        187
Additional paid-in capital.................................................................      38,554     36,055
Retained earnings..........................................................................      61,531     34,614
Common stock held in treasury, at cost; shares:
  597,500 in 1997 and 445,200 in 1996......................................................      (6,510)    (3,763)
                                                                                             ----------  ---------
    Total stockholders' equity.............................................................      93,763     67,093
                                                                                             ----------  ---------
                                                                                             $  113,641  $  82,798
                                                                                             ----------  ---------
                                                                                             ----------  ---------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   RETAINED     COMMON
                                                                    ADDITIONAL     EARNINGS      STOCK       TOTAL
                                           PREFERRED     COMMON       PAID-IN    (ACCUMULATED   HELD IN   STOCKHOLDERS'
                                             STOCK        STOCK       CAPITAL      DEFICIT)    TREASURY      EQUITY
                                          -----------  -----------  -----------  ------------  ---------  ------------
Balance at December 31, 1994............   $      --    $     187    $  36,055    $   (3,626)  $    (723)  $   31,893

Net earnings............................          --           --           --        14,905          --       14,905
Purchase of common stock for treasury
  (184,500 shares)......................          --           --           --            --      (1,319)      (1,319)
                                               -----        -----   -----------  ------------  ---------  ------------
Balance at December 31, 1995............          --          187       36,055        11,279      (2,042)      45,479
Net earnings............................          --           --           --        23,335          --       23,335
Purchase of common stock for treasury
  (135,000 shares)......................          --           --           --            --      (1,721)      (1,721)
                                               -----        -----   -----------  ------------  ---------  ------------
Balance at December 31, 1996............          --          187       36,055        34,614      (3,763)      67,093
Net earnings............................          --           --           --        26,917          --       26,917
Issuance of restricted stock (24,219
  shares)...............................          --           --          630            --          --          630
Issuance of common stock in connection
  with the employee stock option plan
  (92,249 shares).......................          --            1        1,869            --          --        1,870
Purchase of common stock for treasury
  (152,300 shares)......................          --           --           --            --      (2,747)      (2,747)
                                               -----        -----   -----------  ------------  ---------  ------------
Balance at December 31, 1997............   $      --    $     188    $  38,554    $   61,531   $  (6,510)  $   93,763
                                               -----        -----   -----------  ------------  ---------  ------------
                                               -----        -----   -----------  ------------  ---------  ------------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
Net earnings..................................................................  $   26,917  $   23,335  $   14,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Deferred income tax (benefit) expense.......................................        (103)     (2,027)      2,663
  Depreciation and amortization...............................................       6,642       3,957       2,248
  Unrealized gain on investment in limited partnership........................        (742)       (193)         --
  Undistributed loss (income) of affiliates...................................         476        (267)       (441)
  Provision for doubtful accounts receivable..................................          84         352          57
Decrease (increase) in operating assets:
  Securities owned............................................................       4,450       3,701      (8,509)
  Trade receivables...........................................................      (2,349)     (2,676)     (1,704)
  Trade receivables from affiliate............................................        (119)      4,953      (2,832)
  Income taxes receivable from affiliate......................................          --          --       1,511
  Due from affiliates.........................................................          94       3,541      (4,501)
  Other assets................................................................      (6,967)     (1,977)       (609)
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses.......................................       4,177       4,956         702
  Software royalties payable..................................................         389         480         723
  Termination of plans expense payable........................................           -           -        (758)
  Securities sold, not yet purchased..........................................      (1,223)      1,226           -
  Due to affiliates...........................................................       1,077        (321)        813
  Income taxes payable to affiliate...........................................        (147)        945         690
                                                                                ----------  ----------  ----------
    Net cash provided by operating activities.................................      32,656      39,985       4,958
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Purchase of common stock for treasury.......................................      (2,747)     (1,721)     (1,319)
  Issuance of common stock....................................................       2,500          --          --
                                                                                ----------  ----------  ----------
    Net cash used in financing activities.....................................        (247)     (1,721)     (1,319)
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Purchase of premises and equipment..........................................     (15,679)     (5,624)     (5,003)
  Investment in limited partnership...........................................      (5,000)     (5,000)         --
  Capitalization of software development costs................................      (4,422)     (1,645)     (2,122)
                                                                                ----------  ----------  ----------
    Net cash used in investing activities.....................................     (25,101)    (12,269)     (7,125)
                                                                                ----------  ----------  ----------
    Net increase (decrease) in cash and cash equivalents......................       7,308      25,995      (3,486)
Cash and cash equivalents--beginning of year..................................      43,955      17,960      21,446
                                                                                ----------  ----------  ----------
Cash and cash equivalents--end of year........................................  $   51,263  $   43,955  $   17,960
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental cash flow information:
  Interest paid...............................................................  $      146  $      223  $       53
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Income taxes paid to affiliate..............................................  $   19,947  $   18,798  $    5,072
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture ITG Australia PTY Limited, which is a 50% partner in ITG Pacific holdings, and ITG Ventures Inc. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at December 31, 1997.

    All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of results.

BUSINESS SEGMENT

    Through its wholly-owned, broker/dealer subsidiary, ITG, the Company, is a leading provider of technology-based equity trading services and transaction research to institutional investors and brokers. ITG services help clients to access liquidity, execute trades more efficiently and make better trading decisions.

GOODWILL

    In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop the Company's QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At December 31, 1997 and 1996, goodwill amounted to $1.9 million and $2.5 million, net of accumulated amortization of $3.4 million and $2.8 million, respectively.

PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non cancelable lease term.

REVENUES

    Revenues primarily consist of commission revenues. TRADE RECEIVABLE FROM AFFILIATE consists of commissions receivable. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

EXPENSES

    COMPENSATION AND EMPLOYEE BENEFITS include base salaries, bonuses, employment agency fees, part-time employees, commissions paid to Jefferies & Co. employees (note 7), capitalized software (note 3) and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. TRANSACTION PROCESSING consists of floor brokerage and clearing fees. SOFTWARE ROYALTIES are payments to BARRA, Inc., the Company's joint venture partner in POSIT. Royalty payments are calculated at an effective rate of 13% of adjusted POSIT revenues. The royalty payments related to Global Trading are calculated at an effective rate of 50% of pretax earnings. OCCUPANCY AND EQUIPMENT includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. CONSULTING is for equity research, product development and other activities which the Company believes it is advantageous to out-source. TELECOMMUNICATIONS AND DATA PROCESSING services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. OTHER GENERAL AND ADMINISTRATIVE includes goodwill amortization, legal, audit, tax and promotional expenses.

INCOME TAXES

    The Company is a member of the Jefferies affiliated group ("Group") for purposes of filing a Federal income tax return (i.e., Jefferies Group owns more than 80% of the Company). The Company's tax liability is determined on a "separate return" basis. That is, the Company is required to pay to Jefferies Group its proportionate share of the consolidated tax liability plus any excess of its "separate" tax liability (assuming a separate tax return were to be filed by the Company) over its proportionate amount of the consolidated Group tax liability. Alternatively, Jefferies Group is required to pay the Company an "additional amount" to the extent the consolidated tax liability of the Group is decreased by reason of inclusion of the Company in the Group.

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

CAPITALIZED SOFTWARE

    The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over the estimated economic useful life, the average life of which is under two years. Amortization begins when the product is available for release to customers.

RESEARCH AND DEVELOPMENT

    Research and development costs were $7.1 million, $6.0 million and $4.9 million for 1997, 1996 and 1995, respectively. In addition, in 1997, 1996 and 1995, $4.4 million, $1.6 million and $2.1 million, respectively, were capitalized (note 3).

CASH AND CASH EQUIVALENTS

    The Company generally invests its excess cash in money market funds and other short-term investments that generally mature within 90 days. At December 31, 1997 and 1996, such cash equivalents amounted to $49.3 million and $43.9 million, respectively.

INVESTMENT IN LIMITED PARTNERSHIP

    Investment in limited partnership consists of an investment in TQA Arbitrage Fund L.P. ( the "Fund"), a Delaware limited partnership. The Fund invests primarily in convertible securities, and seeks capital appreciation from its convertible securities portfolio through a combination of convertible securities purchases and short sales of related stocks focusing on the current income and capital appreciation available from such strategies with convertibles. The Company may withdraw any or all of its investment from the Fund upon at least thirty days notice. Investment in limited partnership is valued at market, and unrealized gains or losses are reflected in revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value.

SECURITIES OWNED

    Securities owned are valued at market, and unrealized gains or losses are reflected in revenues. Securities owned consisted of municipal securities as of December 31, 1997 and 1996.

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

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. As of December 31, 1997 the Company was required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new SFAS, the Company is required to report both basic and diluted earnings per share. Basic earnings per share is determined by dividing earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing earnings by the average number of shares of common stock adjusted for the dilutive effect of common stock equivalents. Earnings per share for 1997, 1996, and 1995 have been restated to conform with the provisions of this statement.

DIVIDENDS

    Any future payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements and other factors deemed relevant. However, the Company anticipates that, for the foreseeable future, all earnings will be retained by the Company for working capital and that the Company will not pay any dividends to its stockholders.

(2) PREMISES AND EQUIPMENT

    The following is a summary of premises and equipment as of December 31, 1997 and 1996:

                                                                         1997       1996
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Furniture, fixtures and equipment....................................  $  22,120  $  11,051
Leasehold improvements...............................................      6,257      1,647
                                                                       ---------  ---------
    Total............................................................     28,377     12,698
Less accumulated depreciation and amortization.......................      8,871      4,256
                                                                       ---------  ---------
                                                                       $  19,506  $   8,442
                                                                       ---------  ---------
                                                                       ---------  ---------

JEFFERIES GROUP PREMISES AND EQUIPMENT

    Prior to November 1994, premises and equipment for the Company were purchased by Jefferies Group. Jefferies Group owns and recorded such assets. Jefferies Group charges the Company depreciation and amortization on such premises and equipment on a monthly basis. The following is a summary of such of premises and equipment as of December 31, 1997 and 1996 as recorded by Jefferies
Group:

                                                                          1997       1996
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
Furniture, fixtures and equipment.....................................  $   4,803  $   6,154
Leasehold improvements................................................        942        942
                                                                        ---------  ---------
    Total.............................................................      5,745      7,096
Less accumulated depreciation and amortization........................      5,297      5,481
                                                                        ---------  ---------
                                                                        $     448  $   1,615
                                                                        ---------  ---------
                                                                        ---------  ---------

    Most of the capital expenditures in the two schedules above are for computer-related equipment.

    Depreciation and amortization expense amounted to $4,614,000, $2,034,000 and $788,000 in 1997, 1996 and 1995, respectively.

(3) CAPITALIZED SOFTWARE COSTS

    The following is a summary of capitalized software costs as of December 31, 1997 and 1996:

                                                                         1997       1996
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Capitalized software costs...........................................  $  10,210  $   5,787
Less accumulated amortization........................................      4,237      2,759
                                                                       ---------  ---------
    Total............................................................  $   5,973  $   3,028
                                                                       ---------  ---------
                                                                       ---------  ---------

    Approximately $4,423,000 of software costs were capitalized in 1997 primarily for the development of new versions of POSIT and QuantEX. In addition, approximately $5,067,000 of total capitalized software costs were not subject to amortization as of December 31, 1997, as the ITG Platform and certain versions of POSIT and QuantEX had not yet been released.

    Capitalized software costs are being amortized over one to two years, with an average remaining life of under two years. In 1997, 1996 and 1995, the Company included $1,478,000, $1,374,000 and $894,000, respectively, of amortized software costs in other expenses.

(4) INCOME TAXES

    The Company's operations are included in the consolidated Federal income tax return of Jefferies Group. All income tax liabilities/assets are due to/from Jefferies Group.

    Total income taxes for the years ended December 31, 1997, 1996 and 1995 were allocated as follows:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Income from operations........................................  $  20,343  $  17,666  $   9,983
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes..........................................       (646)    --         --
                                                                ---------  ---------  ---------
                                                                $  19,697  $  17,666  $   9,983
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Income tax expense (benefit) consists of the following components:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Current
  Federal.....................................................  $  14,220  $  13,722  $   5,224
  State.......................................................      6,226      5,971      2,096
                                                                ---------  ---------  ---------
Total.........................................................     20,446     19,693      7,320
                                                                ---------  ---------  ---------
Deferred
  Federal.....................................................        (62)    (1,408)     1,430
  State.......................................................        (41)      (619)     1,233
                                                                ---------  ---------  ---------
                                                                     (103)    (2,027)     2,663
                                                                ---------  ---------  ---------
Total.........................................................  $  20,343  $  17,666  $   9,983
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31, 1997 and 1996 were as follows:

                                                                          1997       1996
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
Deferred compensation.................................................  $   2,144  $   1,560
State income tax......................................................        870        860
Premises and equipment................................................       (970)      (139)
Other.................................................................        416         76
                                                                        ---------  ---------
Total.................................................................  $   2,460  $   2,357
                                                                        ---------  ---------
                                                                        ---------  ---------

    At December 31, 1997 and 1996, the Company had income taxes payable to Jefferies Group of $1,488,000 and $1,635,000, respectively.

    The provision for income tax expense differs from the expected Federal income tax rate of 35% for 1997, 1996 and 1995 for the following reasons:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Computed expected income tax expense............................  $  16,541  $  14,350  $   8,711
Increase in income taxes resulting from:
  Amortization of goodwill......................................        268        192        198
  State income tax expense, net of Federal income taxes.........      4,020      3,479      2,163
  Research and development tax credits..........................       (320)      (159)      (863)
  Non-taxable interest income...................................       (317)      (473)      (308)
  Other.........................................................        151        277         82
                                                                  ---------  ---------  ---------
Total income tax expense........................................  $  20,343  $  17,666  $   9,983
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The Company believes that it is more likely than not that the deferred tax asset will be realized pursuant to the Company's Tax Sharing Agreement with Jefferies Group which entitles the Company to a compensating tax payment from Jefferies Group.

(5) DEBT

    The Company has an intercompany borrowing agreement with Jefferies Group permitting the Company to borrow up to $15.0 million. Outstanding balances, if any, will be due March 31, 1999 and will accrue interest at 1.75% above the one month London Interbank Offering Rate. No amounts were borrowed under this agreement in 1997 or 1996.

(6) EMPLOYEE BENEFIT PLANS

    Certain employees of the Company are covered by a defined benefit pension plan sponsored by Jefferies Group. The defined benefit pension plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Jefferies Group funding policy is to contribute to the defined benefit pension plan at least the minimum amount that can be deducted for Federal Income Tax purposes. The plan is designed so that no more than 60% or no less than 40% can solely be invested in stocks or bonds individually.

    The net periodic pension cost allocated to the Company was $208,000, $151,000 and $101,000 in 1997, 1996 and 1995, respectively.

    Jefferies Group incurs expenses related to various benefit plans covering substantially all employees, including an Employee Stock Purchase Plan and a profit sharing plan, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. Employee contributions under the Employee Stock Purchase Plan are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Jefferies Group common stock which is then held in an outside trust account. The Company matches employee contributions at a rate of 15% (more, if profits exceed targets set by the Company's Board of Directors). The Company's match vests after two years.

    Jefferies Group has a Capital Accumulation Plan (CAP) for certain officers and key employees of Jefferies Group and ITG. Participation in the CAP is optional, with those who elect to participate agreeing to defer graduated percentages of their compensation. The plan allows selected employees to acquire the Jefferies Group common stock at a 15% discount with 50% of the amount deferred. The remaining 50% of the amount deferred is placed in a Profit-Based Deferred Compensation Account that earns interest at a rate based on the performance of the Company. Jefferies Group will from time to time repurchase shares of its common stock in the open market for use in this plan. The Company recognizes compensation cost related to the 15% discount and interest on Profit-Based Deferred Compensation Accounts.

    For 1997, 1996 and 1995, the Company expensed and contributed to these plans $2,096,000, $1,590,000, and $567,000, respectively.

    In November 1997, the Board of Directors of the Company approved the ITG Employee Stock Purchase Plan ("ESPP"). The ESPP allows all full-time employees to purchase the Company's common stock at a 15% discount through automatic payroll deductions. Employees can contribute from 1% to 10% of their respect earnings, up to certain maximums specified in the Internal Revenue Code or $25,000 per year, to the plan. All contributions are deducted on an after tax basis and every six months, the contributions are used to purchase shares of ITG common stock. The purchase price will be calculated at 85% of the higher of (i) the mean of the closing "bid" and "ask" prices on the last day of trading of each period or (ii) the average fair market value as of the first or last trading day of the offering period (whichever is lower). The ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code. It is not a stock bonus, pension, or profit sharing plan, and is not subject to or considered a qualified plan under any provisions of the Employee Retirement Income Security Act of 1974 (ERISA) or Section 401(a) of the Internal Revenue Code. The ESPP is administered by a committee of officers of the Company who are appointed by the Board of Directors to interpret the terms and provisions of the plan. The ESPP is subject to amendment, modification, or termination by the Board of Directors at anytime. The ESPP become effective February 1, 1998, but is subject to approval by ITG's stockholders prior to the first purchase following the initial offering period. In the event that stockholders fail to approve the ESPP, all purchase rights granted under the ESPP will be canceled, payroll contributions will be refunded, and the ESPP will be terminated. As of February 1, 1998, ITG employees are prohibited from participation in the Jefferies Employee Stock Purchase Plan.

(7) RELATED PARTY TRANSACTIONS

    The Company entered into certain agreements (e.g., tax sharing agreement, service agreements, clearing agreement, development rights agreement, revenue sharing agreement and lease agreements) as described below:

    Jefferies & Co. has provided specified administrative services to the Company at fixed monthly costs. Services performed outside the scope of the service agreements have been provided at jointly negotiated costs. Administrative services include human resources, telecommunications and data processing, legal, accounting and compliance. The costs of such services to the Company during 1997, 1996 and 1995 were $1,162,000, $690,000 and $584,000, respectively.

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

    The Company paid to Jefferies & Co. an aggregate of $247,000, $502,000 and $432,000 for 1997, 1996 and 1995, respectively, as compensation to Jefferies & Co.'s account executives for introducing customers to POSIT.

    In addition, Jefferies & Co. has provided substantially all clearing services to the Company. Aggregate costs of such services to the Company were $9.3 million, $7.3 million and $4.6 million during 1997, 1996 and 1995, respectively, included in transaction processing expenses.

    Occupancy and equipment rental expense has been partially provided to the Company at cost by Jefferies Group.

    W & D Securities, Inc. performs certain execution services at the New York Stock Exchange and other exchanges for the Company. In order to comply with regulatory requirements of the NYSE that generally prohibit NYSE members and their affiliates from executing, as principal and, in certain cases, as agent, transactions in NYSE-listed securities off the NYSE, Jefferies Group gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W & D. In the event that Jefferies Group were to regain ownership of such common stock, Jefferies Group believes that the NYSE would assert that W & D would be in violation of the NYSE's rules unless similar arrangements satisfactory to the NYSE were made with respect to the ownership of the common stock. While the NYSE has generally approved the above arrangements, there can be no assurance that it will not raise objections in the future. The Company believes that it can make satisfactory alternative arrangements for executing transactions in listed securities on the NYSE if it were precluded from doing so through W & D. The cost of these execution services was $10.8 million, $6.5 million and $5.4 million in 1997, 1996 and 1995, respectively, and is included in transaction processing expenses. Included in other general and administrative expenses are fees paid to Jefferies International Limited of $330,000 for various broker and administrative services, of which $330,000 was reimbursed to the Company by its affiliate Global Trading. Included in revenues are financing costs of $415,000 paid to Jefferies & Co. Also included in revenues, are licensing fees paid by W & D Securities, Inc. amounting to $150,000.

    Jefferies & Co. executes trades in an agency capacity for certain of its customers using ITG's services. Transaction fees from such trades were $3.1 million, $1.7 million and $1.1 million in 1997, 1996 and 1995, respectively, and are included in the Company's revenues.

    The Company believes all the foregoing transactions were on terms substantially no less favorable to the Company than could have been obtained from unaffiliated parties and that all costs of doing business have been included. Amounts due from affiliates and amounts due to affiliates are generally settled on a monthly basis.

(8) MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

    In the normal course of business, the Company is involved in the execution of various customer securities transactions. Securities transactions are subject to the risk of counter party or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date.

    The settlement of these transactions is not expected to have a material effect upon the Company's financial statements.

(9) NET CAPITAL REQUIREMENT

    ITG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. ITG has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG maintain minimum net capital, as defined, equal to $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

    At December 31, 1997, ITG had net capital of $35.0 million which was $34.8 million in excess of required net capital.

(10) ITGI STOCK OPTIONS

    At December 31, 1997, the Company had a non-compensatory stock option plan. Under the 1994 Stock Option and Long-term Incentive Plan, non-compensatory options to purchase 3,650,000 shares of the Company's Common Stock are reserved for issuance under the plan. Except for certain options granted in conjunction with the Offering the majority of the options will vest in one-third increments on the first, second, and third anniversaries of the date the options were priced. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Stock Option and Long-Term Incentive Plan are exercisable on dates ranging from May 1997 to November 2007. The Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the Stock Option and Long-term Incentive Plan.

    In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors' Plan. The Non-Employee Directors' Plan generally provides for an annual grant to each non-employee director of an option to purchase 2,500 shares of Common Stock. In addition, the Non-Employee Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 10,000 shares of Common Stock. Stock options granted under the Non-Employee Directors' Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options become exercisable three months after the date of grant. Stock options granted under the Non-Employee Directors' Plan expire five years after the date of grant. A total of 125,000 shares of Common Stock are reserved and available for issuance under the Non-Employee Directors' Plan.

    At the time of the Company's initial public offering in May 1994, stock options to acquire an aggregate of 2,728,000 shares of Common Stock were granted to officers and other employees of the Company. Of these options granted, 2,442,000 shares were 100% vested on May 4, 1994. In 1995, the Compensation Committee of the Board of Directors determined that a value-neutral repricing of such options would serve to provide enhanced incentives to officers and employees of the Company. Accordingly, on the recommendation of the Compensation Committee, the Company offered a stock option repricing program pursuant to which all holders (options granted under the Non-Employee Directors' Plan were not eligible for repricing) of outstanding stock options with an exercise price of $13.00 per share were permitted to elect to exchange all or a portion of such stock options for a smaller number of stock options to acquire shares of Common Stock at exercise price of $13.00, $11.06 and $9.13 per share. The repricing program was offered to option holders on a value neutral basis using the Black Scholes option valuation model. In all, approximately 66% of the outstanding stock options eligible for repricing were repriced at the election of the holders of such options.

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its non-compensatory stock option plans. Accordingly, no compensation costs have been recognized for its stock option plan. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Net earnings...........................................  As reported     $  26,917  $  23,335  $  14,905
                                                         Pro forma       $  23,375  $  20,279  $  11,899

Basic net earnings per share of common stock...........  As reported     $    1.48  $    1.28  $    0.81
                                                         Pro forma       $    1.29  $    1.11  $    0.64

Diluted earnings per share common stock................  As reported     $    1.42  $    1.26  $    0.81
                                                         Pro forma       $    1.23  $    1.09  $    0.64

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option valuation model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: zero dividend yield for all years; risk free interest rates of 6.6, 6.1 and 6.3 percent; expected volatility of 54, 49 and 51 percent; and expected lives of five, four and four years.

    A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                         1997                     1996                     1995
                                                -----------------------  -----------------------  -----------------------
                                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                                              AVERAGE                  AVERAGE                  AVERAGE
                                                             EXERCISE                 EXERCISE                 EXERCISE
FIXED OPTIONS                                     SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
----------------------------------------------  ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year..............   2,311,059   $   11.96    2,271,351   $   11.82    2,731,678   $   13.00
Granted.......................................   1,241,904       22.29       49,877       16.96       27,500        7.71
Exercised.....................................     (94,249)      13.00       --          --           --          --
Conversion:
  Surrendered upon conversion.................      --          --           --          --         (478,646)      13.00
  Converted from..............................      --          --           --          --         (870,976)      13.00
  Converted to................................      --          --           --          --          435,493        9.13
  Converted to................................      --          --           --          --          435,483       11.06
Forfeited.....................................        (498)      13.00      (10,169)      13.00       (9,181)      13.00
                                                ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at end of year....................   3,458,216   $   15.63    2,311,059   $   11.96    2,271,351   $   11.82
                                                ----------  -----------  ----------  -----------  ----------  -----------
                                                ----------  -----------  ----------  -----------  ----------  -----------
Options exercisable at year-end...............   1,737,923   $   15.25         None                     None
Weighted average fair value per share of
  options granted during the year.............  $    10.76               $     7.93               $     3.48

    The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                                     --------------------------------------------  --------------------------
                                                                        WEIGHTED                      NUMBER
                                                         NUMBER          AVERAGE       WEIGHTED     EXERCISABLE    WEIGHTED
                                                     OUTSTANDING AT     REMAINING       AVERAGE         AT          AVERAGE
                                                      DECEMBER 31,     CONTRACTUAL     EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                                  1997        LIFE (YEARS)       PRICE         1997          PRICE
---------------------------------------------------  --------------  ---------------  -----------  -------------  -----------
$    7.33  10.00...................................        455,603            2.9      $    9.07          9,934    $    7.90
    11.00  15.00...................................      1,728,332            1.7          12.52      1,296,008        13.01
    16.00  20.00...................................        167,177            4.4          19.23         12,377        18.43
    21.00  25.00...................................      1,019,604            4.1          22.21        419,604        22.25
    26.00  27.80...................................         87,500            9.8          27.60        --            --
                                                     --------------                                -------------
$    7.33  27.80...................................      3,458,216            2.9      $   15.63      1,737,923    $   15.25
                                                     --------------                                -------------
                                                     --------------                                -------------

    Although the 1994 Plan allows for the granting of performance-based stock options and restricted stock awards, no such options were granted during 1997, 1996 and 1995 and no such options were outstanding at December 31, 1997, 1996 and 1995.

    Restricted stock of 24,219 shares was granted in 1997 as part of the Company's settlement for its equity investment in The Long View Group. The restriction period is for one year.

    In January of 1997, the Company granted to Scott P. Mason, President and CEO, a non-qualified stock option to acquire 1,000,000 shares of Common Stock of the Company, having an exercise price of $22.175. On May 4, 1997, 200,000 of these options became exercisable and an additional 200,000 shares became exercisable on December 10, 1997. Furthermore, 200,000 shares will become exercisable on each of December 10, 1998, 1999 and 2000, the anniversary date of Scott P. Mason's employment contract execution. Such options granted were approved by the Compensation Committee of the Board of Directors in March 1997. The options expire in January 2002.

(11) INTEREST

    Included in revenues is interest income of $498,000, $571,000 and $46,000 for 1997, 1996 and 1995, respectively.

    Included in other general and administrative and transaction processing expenses is interest expense totalling $146,000, $223,000 and $53,000 for 1997, 1996 and 1995, respectively.

(12) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 1997 and 1996 consisted of the following;

                                                                          1997       1996
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
Accounts payable and accrued expenses.................................  $   4,275  $   4,199
Accrued soft dollar expenses..........................................      3,125      2,104
Accrued Bonus expense.................................................      2,849      1,926
Accrued rent expense..................................................      2,276        119
Deferred revenues.....................................................        200        300
                                                                        ---------  ---------
Total.................................................................  $  12,725  $   8,648
                                                                        ---------  ---------
                                                                        ---------  ---------

(13) LEASE COMMITMENTS

    In March 1994, the Company entered into lease and sublease agreements with Jefferies Group, Jefferies & Co. and third parties for certain offices and equipment, which expire at various dates through 2005. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $2.6 million, $1.9 million and $1.2 million, respectively. Minimum future rentals under non cancelable operating leases follow (dollars in thousands):

YEAR ENDING DECEMBER 31,
1998...............................................................  $   2,569
1999...............................................................      2,577
2000...............................................................      2,592
2001...............................................................      2,631
2002...............................................................      2,631
Thereafter.........................................................     25,353
                                                                     ---------
Total..............................................................  $  38,353
                                                                     ---------
                                                                     ---------

(14) EARNINGS PER SHARE

    Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding. The average number of outstanding shares for the years ended December 31, 1997, 1996 and 1995 were
18.2 million, 18.3 million and 18.5 million, respectively.

    The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1997, 1996 and 1995.

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
                                                                             (AMOUNTS IN THOUSANDS,
                                                                            EXCEPT PER SHARE AMOUNTS)
Net earnings for basic and diluted earnings per share..................  $  26,917  $  23,335  $  14,905
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Shares of common stock and common stock equivalents:
  Average number of common shares......................................     18,178     18,284     18,473
                                                                         ---------  ---------  ---------
  Average shares used in basic computation.............................     18,178     18,284     18,473
  Effect of dilutive securities -- options.............................        762        302     --
                                                                         ---------  ---------  ---------
  Average shares used in diluted.......................................     18,940     18,586     18,473
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Earnings per share:
  Basic................................................................  $    1.48  $    1.28  $    0.81
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
  Diluted..............................................................  $    1.42  $    1.26  $    0.81
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

(15) UNAUDITED SUPPLEMENTARY FINANCIAL INFORMATION

    The following tables set forth certain unaudited financial data for the Company's quarterly operations in 1997, 1996 and 1995. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                                               YEAR ENDED DECEMBER 31, 1997                 YEAR ENDED DECEMBER 31, 1996
                                    --------------------------------------------------  -------------------------------------
                                      FOURTH        THIRD       SECOND        FIRST       FOURTH        THIRD       SECOND
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenue.....................   $  36,272    $  33,437    $  36,679    $  30,654    $  29,892    $  28,684    $  26,313
Expenses:
  Compensation and employee
    benefits......................       8,999        7,599        7,007        6,874        6,947        6,225        6,006
  Transaction processing..........       5,718        5,110        5,682        4,903        3,922        4,340        3,776
  Software royalties..............       2,579        2,306        2,581        2,382        2,283        2,272        2,022
  Occupancy and equipment.........       2,814        2,521        2,010        1,859        1,928        1,899        1,257
  Consulting......................         487          585          574          371          494          452          692
  Telecommunications and data
    processing services...........       1,988        1,504        2,156          957        1,396        1,217          925
  Other general and
    administrative................       3,039        2,486        2,744        1,947        1,614        2,072        1,783
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
      Total expenses..............      25,624       22,111       22,754       19,293       18,584       18,477       16,461
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
Earnings before income tax
 expense..........................      10,648       11,326       13,925       11,361       11,308       10,207        9,852
Income tax expense................       4,739        4,857        5,917        4,830        4,813        4,330        4,285
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net earnings......................   $   5,909    $   6,469    $   8,008    $   6,531    $   6,495    $   5,877    $   5,567
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
Basic net earnings per share of
 common stock.....................   $    0.32    $    0.36    $    0.44    $    0.36    $    0.36    $    0.32    $    0.30
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
Diluted net earnings per share of
 common stock.....................   $    0.31    $    0.34    $    0.43    $    0.35    $    0.35    $    0.32    $    0.30
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
Basic weighed average shares
 outstanding......................      18,188       18,144       18,128       18,254       18,255       18,256       18,262
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
Diluted weighted average shares
 and common stock equivalents
 outstanding......................      19,107       19,104       18,702       18,809       18,727       18,558       18,572
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                                            YEAR ENDED DECEMBER 31, 1995
                                                 --------------------------------------------------
                                       FIRST       FOURTH        THIRD       SECOND        FIRST
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                    -----------  -----------  -----------  -----------  -----------

Total Revenue.....................   $  26,667    $  19,933    $  19,405    $  16,700    $  16,343
Expenses:
  Compensation and employee
    benefits......................       5,869        4,579        4,754        3,529        3,542
  Transaction processing..........       3,699        3,221        2,707        2,727        2,206
  Software royalties..............       2,221        1,775        1,565        1,264        1,381
  Occupancy and equipment.........       1,027          992          913          883          818
  Consulting......................         854          442          298          396          563
  Telecommunications and data
    processing services...........       1,251          853          864          676          486
  Other general and
    administrative................       2,112        1,729        1,432        1,332        1,566
                                    -----------  -----------  -----------  -----------  -----------
      Total expenses..............      17,033       13,591       12,533       10,807       10,562
                                    -----------  -----------  -----------  -----------  -----------
Earnings before income tax
 expense..........................       9,634        6,342        6,872        5,893        5,781
Income tax expense................       4,238        2,844        1,990        2,543        2,606
                                    -----------  -----------  -----------  -----------  -----------
Net earnings......................   $   5,396    $   3,498    $   4,882    $   3,350    $   3,175
                                    -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------
Basic net earnings per share of
 common stock.....................   $    0.29    $    0.19    $    0.26    $    0.18    $    0.17
                                    -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------
Diluted net earnings per share of
 common stock.....................   $    0.29    $    0.19    $    0.26    $    0.18    $    0.17
                                    -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------
Basic weighed average shares
 outstanding......................      18,364       18,390       18,429       18,531       18,543
                                    -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------
Diluted weighted average shares
 and common stock equivalents
 outstanding......................      18,435       18,391       18,429       18,531       18,543
                                    -----------  -----------  -----------  -----------  -----------
                                    -----------  -----------  -----------  -----------  -----------

Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year. Earnings per share for prior periods have been restated to conform with Statement of Financial Accounting Standards No. 128 EARNINGS PER SHARE.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                                               YEAR ENDED DECEMBER 31, 1997                 YEAR ENDED DECEMBER 31, 1996
                                    --------------------------------------------------  -------------------------------------
                                      FOURTH        THIRD       SECOND        FIRST       FOURTH        THIRD       SECOND
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                               (AS A PERCENTAGE OF TOTAL REVENUES)
Total Revenues....................       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Expenses:
  Compensation and employee
    benefits......................        24.8         22.7         19.1         22.4         23.2         21.7         22.8
  Transaction processing..........        15.8         15.3         15.5         16.0         13.1         15.1         14.4
  Software royalties..............         7.1          6.9          7.0          7.8          7.6          7.9          7.7
  Occupancy and equipment.........         7.8          7.5          5.5          6.1          6.4          6.6          4.8
  Consulting......................         1.3          1.7          1.6          1.2          1.7          1.6          2.6
  Telecommunications and data
    processing services...........         5.5          4.5          5.9          3.1          4.7          4.2          3.5
  Other general and
    administrative................         8.4          7.4          7.5          6.4          5.4          7.2          6.8
                                         -----        -----        -----        -----        -----        -----        -----
      Total expenses..............        70.7         66.0         62.1         63.0         62.1         64.3         62.6
                                         -----        -----        -----        -----        -----        -----        -----
Earnings before income tax
  expense.........................        29.3         34.0         37.9         37.0         37.9         35.7         37.4
Income tax expense................        13.0         14.7         16.1         15.7         16.2         15.2         16.2
                                         -----        -----        -----        -----        -----        -----        -----
Net earnings......................        16.3%        19.3%        21.8%        21.3%        21.7%        20.5%        21.2%
                                         -----        -----        -----        -----        -----        -----        -----
                                         -----        -----        -----        -----        -----        -----        -----

                                                            YEAR ENDED DECEMBER 31, 1995
                                                 --------------------------------------------------
                                       FIRST       FOURTH        THIRD       SECOND        FIRST
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                    -----------  -----------  -----------  -----------  -----------

Total Revenues....................       100.0%       100.0%       100.0%       100.0%       100.0%
Expenses:
  Compensation and employee
    benefits......................        22.0         23.0         24.5         21.1         21.7
  Transaction processing..........        13.9         16.2         14.0         16.3         13.5
  Software royalties..............         8.3          8.9          8.1          7.6          8.5
  Occupancy and equipment.........         3.9          5.0          4.7          5.3          5.0
  Consulting......................         3.2          2.2          1.5          2.4          3.4
  Telecommunications and data
    processing services...........         4.7          4.3          4.5          4.0          3.0
  Other general and
    administrative................         7.9          8.7          7.4          8.0          9.6
                                         -----        -----        -----        -----        -----
      Total expenses..............        63.9         68.3         64.7         64.7         64.7
                                         -----        -----        -----        -----        -----
Earnings before income tax
  expense.........................        36.1         31.7         35.3         35.3         35.3
Income tax expense................        15.9         14.2         10.1         15.2         15.9
                                         -----        -----        -----        -----        -----
Net earnings......................        20.2%        17.5%        25.2%        20.1%        19.4%
                                         -----        -----        -----        -----        -----
                                         -----        -----        -----        -----        -----

(16) JEFFERIES GROUP AND THE COMPANY ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

    On March 17, 1998, Jefferies Group and the Company jointly announced that they are considering the separation of Jefferies & Co. and other Jefferies Group subsidiaries from the Company through a spin-off.

    If the separation is completed, Jefferies Group shareholders will own 100% of JEFCO and approximately 82.3% of the Company. The public Company shareholders will continue to own 17.7% of the Company. (The Company percentage ownership interests could change slightly as a result of the Company's stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of a new company, JEFCO, to Jefferies Group shareholders. Jefferies Group's 15 million shares of the Company would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group and the Company, with the Company's public shareholders receiving shares of Jefferies Group. Jefferies Group would then be renamed Investment Technology Group, Inc.

    The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all Board of Directors and shareholder approvals of Jefferies Group and the Company, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants reportable herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    Included in Part II of this report:

                                                                                            PAGE
                                                                                            -----
Independent Auditor's Report...........................................................          23
Consolidated Statement of Operations...................................................          24
Consolidated Statement of Financial Condition..........................................          25
Consolidated Statement of Changes in Stockholders' Equity..............................          26
Consolidated Statement of Cash Flows...................................................          27
Notes to Consolidated Financial Statements.............................................          28

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

3.2        By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration
           Statement).

4.1        Form of Certificate for Common Stock of the Company (incorporated by reference to
           Exhibit 4.1 to Registration Statement).

10.1       Joint Venture Agreement, dated October 1, 1987, between Jefferies & Company, Inc.
           and BARRA, Inc. (formerly Barr Rosenberg Associates, Inc.) (incorporated by reference to Exhibit 10.1.1 to Registration Statement).

10.1.1     Exclusive Software License Agreement, dated October 1, 1987, between the POSIT
           Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit
           10.1.2 to Registration Statement).

10.1.2     Amendment No. 1 to Exclusive Software License Agreement, dated August 1, 1990, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.3 to Registration Statement).

10.1.3     Consent of BARRA, Inc. to the assignment to the Company of the interests of
           Jefferies & Company, Inc. in the POSIT Joint Venture referenced in item 10.1.1 and rights in the Software License Agreement referenced in item 10.1.2 (incorporated by reference to Exhibit 10.1.4 to Registration Statement).

10.1.4     Joint Venture Agreement, dated May 31, 1990, between BARRA International (U.K.),
           Ltd. and Jefferies Global Trading Incorporated (incorporated by reference to
           Exhibit 10.1.5 to Registration Statement).

10.1.5     Exclusive Software License Agreement, dated May 31, 1990, between the Global POSIT
           Joint Venture and Jefferies International Limited (incorporated by reference to
           Exhibit 10.1.6 to Registration Statement).

10.1.6     Consent of BARRA International (U.K.), Ltd. to the assignment to the Company of the interests of Jefferies Global Trading Incorporated in the Global POSIT Joint
           Venture referenced in item 10.1.5 (incorporated by reference to Exhibit 10.1.7 to
           Registration Statement).

10.1.7     Form of QuantEX Software and Hardware License Agreement (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.2       Tax Sharing Agreement, dated March 15, 1994 between Jefferies Group, Inc. and the
           Company (incorporated by reference to Exhibit 10.2.1 to Registration Statement).

10.2.1     Service Agreement, dated March 15, 1994, between Jefferies & Company, Inc. and the
           Company (incorporated by reference to Exhibit 10.2.2 to Registration Statement).

10.2.2     Service Agreement, dated March 15, 1994, between W & D Securities, Inc. and the
           Company (incorporated by reference to Exhibit 10.2.3 to Registration Statement).

10.2.3     Fully Disclosed Clearing Agreement, dated March 15, 1994, between Jefferies &
           Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.4 to
           Registration Statement).

10.2.4     Intercompany Borrowing Agreement between Jefferies Group, Inc. and the Company
           (incorporated by reference to Exhibit 10.2.5 to Registration Statement).

10.2.5     Development Rights Agreement, dated March 15, 1994, between Jefferies Group, Inc.
           and the Company (incorporated by reference to Exhibit 10.2.6 to Registration
           Statement).

10.2.6     Revenue Sharing Agreement, dated March 15, 1994, between the Company and Jefferies
           & Company, Inc. (incorporated by reference to Exhibit 10.2.7 to Registration
           Statement).

10.2.7     Equipment Lease Agreement, dated March 15, 1994, between the Company, Jefferies &
           Company, Inc. and Jefferies Group, Inc. (incorporated by reference to Exhibit
           10.2.8 to Registration Statement).

10.2.8     Form of Promissory Note between the Company and Jefferies Group, Inc.
           (incorporated by reference to Exhibit 10.2.9 to Registration Statement).

10.3       Employment Agreement between the Company, ITG Inc. and Raymond L. Killian, Jr.
           (incorporated by reference to Exhibit 10.3.2 to Registration Statement).

10.3.1     Agreement to Terminate Employment Agreement and Stock Options between the Company,
           Raymond L. Killian, Jr. and Jefferies Group, Inc. (incorporated by reference to
           Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 24,
           1994).

10.3.1A    Amendment No. 2 to Employment Agreement between Raymond L. Killian, Jr., the
           Company and ITG Inc. (incorporated by reference to Exhibit 10.3.2A to the Annual
           Report on Form 10-K for the year ended December 31, 1996).

10.3.2     Employment Agreement between the Company and Scott P. Mason (incorporated by reference to Exhibit 10.3.18 to the Annual Report on Form 10-K for the year ended
           December 31, 1996).

10.3.2A    Stock Option Agreement between the Company and Scott P. Mason (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.3.2B    Agreement to Terminate Stock Option between the Company, Scott P. Mason and
           Jefferies Group, Inc. (incorporated by reference to Exhibit 10.13 to the Quarterly
           Report on Form 10-Q for the quarter ended June 24, 1994).

10.3.3     Employment Agreement between the Company, ITG Inc. and Dale A. Prouty
           (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.3.3A    Agreement to Terminate Employment Agreement, Phantom Equity Rights and Profits
           Bonus Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc.
           and Dale A. Prouty (incorporated by reference to Exhibit 10.2 to the Quarterly
           Report on Form 10-Q for the quarter ended June 24, 1994).

10.3.3B    Amendment No. 2 to Employment Agreement between the Company, ITG Inc. and Dale A.
           Prouty (incorporated by reference to Exhibit 10.3.18 to the Annual Report on Form
           10-K for the year ended December 31, 1996).

10.3.4     Form of Employment Agreement between the Company and Joshua D. Rose (incorporated by reference to Exhibit 10.3.4 to Registration Statement).

10.3.4A    Agreement to Modify Bonus Share between the Company and Joshua D. Rose
           (incorporated by reference to Exhibit 10.3.13 to Registration Statement Number
           33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and
           Exchange Commission on April 21, 1994).

10.3.5     Employment Agreement between the Company, ITG Inc. and Yossef A. Beinart
           (incorporated by reference to Exhibit 10.3.6 to Registration Statement Number
           33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and
           Exchange Commission on May 2, 1994).

10.3.5A    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the
           Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Yossef Beinart
           (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q
           for the quarter ended June 24, 1994).

10.3.6     Employment Agreement between the Company, ITG Inc. and Robert K. Laible
           (incorporated by reference to Exhibit 10.3.5 to Registration Statement Number
           33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and
           Exchange Commission on May 2, 1994).

10.3.6A    Agreement to Modify Bonus Share between the Company and Robert K. Laible
           (incorporated by reference to Exhibit 10.3.12 to Registration Statement Number
           33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and
           Exchange Commission on April 21, 1994).

10.3.7     Amendment to Form of Employment Agreement between the Company, ITG Inc. and Senior
           Vice Presidents Electing to Reprice Stock Options (incorporated by reference to
           Exhibit 10.3.4A to the Annual Report on Form 10-K for the year ending December 31,
           1996).

10.4       1994 Stock Option and Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.3.1 to Registration Statement).

10.4.1A    Amended and restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3.1B to the Annual Report on Form 10-K for the year ended December 31, 1996).

10.4.1B    Amended Non-Employee Directors' Stock Option Plan (incorporated by reference to
           Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31,
           1996).

10.4.2     Capital Accumulation Plan for key employees of Jefferies Group, Inc. (incorporated by reference to Exhibit 10.3.7 to Registration Statement).

10.4.3     Form of Stock Option Agreement between the Company and certain employees of the
           Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.4.4     ITG Incentive Compensation Plan (incorporated by reference to Exhibit 10.3.16 to
           Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994).

10.4.5     Phantom Equity Agreement and Profits Bonus Rights Plan (incorporated by reference to Exhibit 10.3.17 to Registration Statement Number 33-76474 on Amendment Number 3
           to Form S-1 as filed with the Securities and Exchange Commission on April 21,
           1994).

10.4.6*    Employee Stock Purchase Plan.

10.5       Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to
           400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by
           Integrated Analytics Corporation to the Company (incorporated by reference to
           Exhibit 10.3.3 to Registration Statement).

10.5.1     First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition
           Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference to Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended
           December 31, 1996).

10.5.2*    Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty
           Limited Partnership and the Company.

10.5.3*    Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company.

10.5.4*    First Supplemental Agreement, dated as of January 29, 1997, between Spartan
           Madison Corp. and the Company.

10.5.5*    Second Supplemental Agreement, dated as of November 25, 1997, between Spartan
           Madison Corp. and the Company.

10.5.6*    Lease, dated March 10, 1995, between Boston Wharf Co. and the Company.

23*        Consent of KPMG Peat Marwick LLP.

27.1*      Financial Data Schedule.

27.2*      Financial Data Schedule.

27.3*      Financial Data Schedule.

------------------------

*   Filed herewith

(B) REPORTS ON FORM 8-K

    There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

(C) INDEX TO EXHIBITS

    See list of exhibits at Item 14(a)(3) above and exhibits following.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INVESTMENT TECHNOLOGY GROUP, INC.

                                By:         /s/ RAYMOND L. KILLIAN, JR.
                                     -----------------------------------------
                                              Raymond L. Killian, Jr.
                                               CHAIRMAN OF THE BOARD

Dated: March 18, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

 /s/ RAYMOND L. KILLIAN, JR.
------------------------------  Chairman of the Board and     March 18, 1998
   Raymond L. Killian, Jr.        Director

                                President, Chief Executive
      /s/ SCOTT P. MASON          Officer and Director
------------------------------    (Principal Executive        March 18, 1998
        Scott P. Mason            Officer)

                                Senior Vice President and
    /s/ JOHN R. MACDONALD         Chief Financial Officer
------------------------------    (Principal Financial and    March 18, 1998
      John R. MacDonald           Accounting Officer)

     /s/ FRANK E. BAXTER
------------------------------  Director                      March 18, 1998
       Frank E. Baxter

    /s/ RICHARD G. DOOLEY
------------------------------  Director                      March 18, 1998
      Richard G. Dooley

     /s/ WILLIAM I JACOBS
------------------------------  Director                      March 18, 1998
       William I Jacobs

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ ROBERT L. KING
------------------------------  Director                      March 18, 1998
        Robert L. King

    /s/ MICHAEL L. KLOWDEN
------------------------------  Director                      March 18, 1998
      Michael L. Klowden

      /s/ DALE A. PROUTY
------------------------------  Director                      March 18, 1998
        Dale A. Prouty

     /s/ MARK A. WOLFSON
------------------------------  Director                      March 18, 1998
       Mark A. Wolfson

                                 EXHIBIT INDEX

                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                  NUMBERED
NUMBER                                            DESCRIPTION                                              PAGE
---------  -----------------------------------------------------------------------------------------  ---------------
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

3.2        By-laws of the Company (incorporated by reference to Exhibit 3.2 to Registration
           Statement).

4.1        Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit
           4.1 to Registration Statement).

10.1       Joint Venture Agreement, dated October 1, 1987, between Jefferies & Company, Inc. and
           BARRA, Inc. (formerly Barr Rosenberg Associates, Inc.) (incorporated by reference to
           Exhibit 10.1.1 to Registration Statement).

10.1.1     Exclusive Software License Agreement, dated October 1, 1987, between the POSIT Joint
           Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.2 to
           Registration Statement).

10.1.2     Amendment No. 1 to Exclusive Software License Agreement, dated August 1, 1990, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to
           Exhibit 10.1.3 to Registration Statement).

10.1.3     Consent of BARRA, Inc. to the assignment to the Company of the interests of Jefferies &
           Company, Inc. in the POSIT Joint Venture referenced in item 10.1.1 and rights in the
           Software License Agreement referenced in item 10.1.2 (incorporated by reference to
           Exhibit 10.1.4 to Registration Statement).

10.1.4     Joint Venture Agreement, dated May 31, 1990, between BARRA International (U.K.), Ltd. and
           Jefferies Global Trading Incorporated (incorporated by reference to Exhibit 10.1.5 to
           Registration Statement).

10.1.5     Exclusive Software License Agreement, dated May 31, 1990, between the Global POSIT Joint
           Venture and Jefferies International Limited (incorporated by reference to Exhibit 10.1.6 to Registration Statement).

10.1.6     Consent of BARRA International (U.K.), Ltd. to the assignment to the Company of the interests of Jefferies Global Trading Incorporated in the Global POSIT Joint Venture
           referenced in item 10.1.5 (incorporated by reference to Exhibit 10.1.7 to Registration
           Statement).

10.1.7     Form of QuantEX Software and Hardware License Agreement (incorporated by reference to
           Exhibit 10.3.3 to Registration Statement).

10.2       Tax Sharing Agreement, dated March 15, 1994 between Jefferies Group, Inc. and the Company
           (incorporated by reference to Exhibit 10.2.1 to Registration Statement).

10.2.1     Service Agreement, dated March 15, 1994, between Jefferies & Company, Inc. and the
           Company (incorporated by reference to Exhibit 10.2.2 to Registration Statement).

10.2.2     Service Agreement, dated March 15, 1994, between W & D Securities, Inc. and the Company
           (incorporated by reference to Exhibit 10.2.3 to Registration Statement).

10.2.3     Fully Disclosed Clearing Agreement, dated March 15, 1994, between Jefferies & Company,
           Inc. and the Company (incorporated by reference to Exhibit 10.2.4 to Registration
           Statement).

                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                  NUMBERED
NUMBER                                            DESCRIPTION                                              PAGE
---------  -----------------------------------------------------------------------------------------  ---------------
10.2.4     Intercompany Borrowing Agreement between Jefferies Group, Inc. and the Company
           (incorporated by reference to Exhibit 10.2.5 to Registration Statement).

10.2.5     Development Rights Agreement, dated March 15, 1994, between Jefferies Group, Inc. and the
           Company (incorporated by reference to Exhibit 10.2.6 to Registration Statement).

10.2.6     Revenue Sharing Agreement, dated March 15, 1994, between the Company and Jefferies &
           Company, Inc. (incorporated by reference to Exhibit 10.2.7 to Registration Statement).

10.2.7     Equipment Lease Agreement, dated March 15, 1994, between the Company, Jefferies &
           Company, Inc. and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.2.8 to
           Registration Statement).

10.2.8     Form of Promissory Note between the Company and Jefferies Group, Inc. (incorporated by reference to Exhibit 10.2.9 to Registration Statement).

10.3       Employment Agreement between the Company, ITG Inc. and Raymond L. Killian, Jr.
           (incorporated by reference to Exhibit 10.3.2 to Registration Statement).

10.3.1     Agreement to Terminate Employment Agreement and Stock Options between the Company,
           Raymond L. Killian, Jr. and Jefferies Group, Inc. (incorporated by reference to Exhibit
           10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 24, 1994).

10.3.1A    Amendment No. 2 to Employment Agreement between Raymond L. Killian, Jr., the Company and
           ITG Inc. (incorporated by reference to Exhibit 10.3.2A to the Annual Report on Form 10-K
           for the year ended December 31, 1996).

10.3.2     Employment Agreement between the Company and Scott P. Mason (incorporated by reference to
           Exhibit 10.3.18 to the Annual Report on Form 10-K for the year ended December 31, 1996).

10.3.2A    Stock Option Agreement between the Company and Scott P. Mason (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.3.2B    Agreement to Terminate Stock Option between the Company, Scott P. Mason and Jefferies
           Group, Inc. (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form
           10-Q for the quarter ended June 24, 1994).

10.3.3     Employment Agreement between the Company, ITG Inc. and Dale A. Prouty (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.3.3A    Agreement to Terminate Employment Agreement, Phantom Equity Rights and Profits Bonus
           Rights between the Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Dale A.
           Prouty (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q
           for the quarter ended June 24, 1994).

10.3.3B    Amendment No. 2 to Employment Agreement between the Company, ITG Inc. and Dale A. Prouty
           (incorporated by reference to Exhibit 10.3.18 to the Annual Report on Form 10-K for the
           year ended December 31, 1996).

10.3.4     Form of Employment Agreement between the Company and Joshua D. Rose (incorporated by reference to Exhibit 10.3.4 to Registration Statement).

10.3.4A    Agreement to Modify Bonus Share between the Company and Joshua D. Rose (incorporated by reference to Exhibit 10.3.13 to Registration Statement Number 33-76474 on Amendment
           Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21,
           1994).

                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                  NUMBERED
NUMBER                                            DESCRIPTION                                              PAGE
---------  -----------------------------------------------------------------------------------------  ---------------
10.3.5     Employment Agreement between the Company, ITG Inc. and Yossef A. Beinart (incorporated by reference to Exhibit 10.3.6 to Registration Statement Number 33-76474 on Amendment Number
           3 to Form S-1 as filed with the Securities and Exchange Commission on May 2, 1994).

10.3.5A    Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between the
           Company, Jefferies Group, Inc., Jefferies & Company, Inc. and Yossef Beinart
           (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the
           quarter ended June 24, 1994).

10.3.6     Employment Agreement between the Company, ITG Inc. and Robert K. Laible (incorporated by reference to Exhibit 10.3.5 to Registration Statement Number 33-76474 on Amendment Number
           3 to Form S-1 as filed with the Securities and Exchange Commission on May 2, 1994).

10.3.6A    Agreement to Modify Bonus Share between the Company and Robert K. Laible (incorporated by reference to Exhibit 10.3.12 to Registration Statement Number 33-76474 on Amendment
           Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21,
           1994).

10.3.7     Amendment to Form of Employment Agreement between the Company, ITG Inc. and Senior Vice
           Presidents Electing to Reprice Stock Options (incorporated by reference to Exhibit
           10.3.4A to the Annual Report on Form 10-K for the year ending December 31, 1996).

10.4       1994 Stock Option and Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.3.1 to Registration Statement).

10.4.1A    Amended and restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3.1B to the Annual Report on Form 10-K for the year ended
           December 31, 1996).

10.4.1B    Amended Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit
           10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1996).

10.4.2     Capital Accumulation Plan for key employees of Jefferies Group, Inc. (incorporated by reference to Exhibit 10.3.7 to Registration Statement).

10.4.3     Form of Stock Option Agreement between the Company and certain employees of the Company
           (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.4.4     ITG Incentive Compensation Plan (incorporated by reference to Exhibit 10.3.16 to
           Registration Statement Number 33-76474 on Amendment Number 3 to Form S-1 as filed with the Securities and Exchange Commission on April 21, 1994).

10.4.5     Phantom Equity Agreement and Profits Bonus Rights Plan (incorporated by reference to
           Exhibit 10.3.17 to Registration Statement Number 33-76474 on Amendment Number 3 to Form
           S-1 as filed with the Securities and Exchange Commission on April 21, 1994).

10.4.6*    Employee Stock Purchase Plan.

10.5       Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400
           Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated
           Analytics Corporation to the Company (incorporated by reference to Exhibit 10.3.3 to
           Registration Statement).

                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                  NUMBERED
NUMBER                                            DESCRIPTION                                              PAGE
---------  -----------------------------------------------------------------------------------------  ---------------
10.5.1     First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC
           (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference to Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).

10.5.2*    Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited
           Partnership and the Company.

10.5.3*    Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company.

10.5.4*    First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp.
           and the Company.

10.5.5*    Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison
           Corp. and the Company.

10.5.6*    Lease, dated March 10, 1995, between Boston Wharf Co. and the Company.

23*        Consent of KPMG Peat Marwick LLP.

27.1*      Financial Data Schedule.

27.2*      Financial Data Schedule.

27.3*      Financial Data Schedule.

------------------------

*   Filed herewith