Form 10-Q
period 1998-03-27
INVESTMENT TECHNOLOGY GROUP INC
filed 1998-05-01
CIK 920424

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

For the quarterly period ended March 27, 1998    Commission file number: 0-23644

                       INVESTMENT TECHNOLOGY GROUP, INC.

               (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                    13-3757717
----------------------------------------    ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


380 Madison Avenue, New York, New York                 (212) 588 - 4000
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)        (Registrant's Telephone Number,
                                                      Including Area Code)

             10017
----------------------------------------
           (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

As of April 28, 1998, the Registrant had 18,280,361 shares of common stock, $.01 par value, outstanding.

                           QUARTERLY REPORT ON FORM 10-Q

                                 TABLE OF CONTENTS

                          PART I    FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1.  Financial Statements
         Consolidated Statement of Financial Condition:
           March 27, 1998 (unaudited) and December 31, 1997.......................  3

         Consolidated Statement of Operations (unaudited):
           Three Months Ended March 27, 1998 and March 28, 1997...................  4

         Consolidated Statement of Changes in Stockholders' Equity (unaudited):
           Three Months Ended March 27, 1998......................................  5

         Consolidated Statement of Cash Flows (unaudited):
           Three Months Ended March 27, 1998 and March 28, 1997...................  6

         Condensed Notes to Consolidated Financial Statements (unaudited).......... 7


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................. 12


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................... 14

Signature......................................................................... 15


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


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 2 of 15

PART I. - FINANCIAL INFORMATION

Item 1.        Financial Statements

                   CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                   (DOLLARS IN THOUSANDS, EXCEPT  SHARE AMOUNTS)

                                               MARCH 27,      DECEMBER 31,
                                                 1998            1997
                                              -----------     ------------
                                              (UNAUDITED)
ASSETS

Cash and cash equivalents................      $ 64,460        $ 51,263
Securities owned.........................          -                358
Investment in limited partnership
  (at market; cost $10,000)..............        11,153          10,935
Trade receivables, net of allowance
  for doubtful accounts of $178 and $308.         7,752           7,071
Trade receivable from affiliate..........         3,685           2,931
Due from affiliates......................         1,170           1,365
Premises and equipment...................        18,753          19,506
Capitalized software.....................         6,930           5,973
Other assets.............................         9,075           9,857
Goodwill.................................         1,785           1,922
Deferred tax asset.......................         2,177           2,460
                                              ---------       ---------
                                               $126,940        $113,641
                                              ---------       ---------
                                              ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses....      $ 18,972        $ 12,725
Software royalties payable...............         3,017           2,663
Securities sold, not yet purchased.......          -                  3
Due to affiliates........................         1,618           2,999
Income taxes payable to affiliate........         1,129           1,488
                                              ---------       ---------
                                                 24,736          19,878
                                              ---------       ---------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01; shares
  authorized: 5,000,000; shares
  issued: none...........................          -               -
Common stock, par value $.01; shares
  authorized: 30,000,000; shares issued:
  18,869,294 and 18,818,468 at
  March 27, 1998 and December 31, 1997...           189             188
Additional paid-in capital...............        39,719          38,554
Retained earnings........................        68,893          61,531
Common stock held in treasury, at cost;
  shares: 597,500 at March 27, 1998
  and at December 31, 1997...............        (6,510)         (6,510)
 Accumulated other comprehensive
  income/(loss):
    Currency translation adjustment......           (87)           -
                                              ---------       ---------
Total stockholders' equity...............       102,204          93,763
                                              ---------       ---------
                                               $126,940        $113,641
                                              ---------       ---------
                                              ---------       ---------
Book value per share.....................      $   5.59        $   5.15
                                              ---------       ---------
                                              ---------       ---------


       SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 3 of 15

                  CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                          ------------------------
                                                           MARCH 27,     MARCH 28,
                                                              1998          1997
                                                          ------------------------
Revenues...............................................    $  41,387     $  30,654

Expenses:
  Compensation and employee benefits...................       10,585         6,873
  Transaction processing...............................        5,654         4,903
  Software royalties...................................        2,985         2,382
  Occupancy and equipment..............................        2,797         1,858
  Consulting...........................................          821           372
  Telecommunications and data processing services......        1,781           957
  Loss on equity investments...........................        1,002           -
  Other general and administrative.....................        2,712         1,948
                                                          ------------------------
      Total Expenses...................................       28,337        19,293
                                                          ------------------------
  Earnings before income tax expense...................       13,050        11,361

Income tax expense.....................................        5,688         4,830
                                                          ------------------------
Net earnings...........................................     $  7,362      $  6,531
                                                          ------------------------
                                                          ------------------------
Basic net earnings per share of common stock...........     $   0.40      $   0.36
                                                          ------------------------
                                                          ------------------------
Diluted net earnings per share of common stock.........     $   0.38      $   0.35
                                                          ------------------------
                                                          ------------------------
Basic weighted average shares outstanding..............       18,226        18,254
                                                          ------------------------
                                                          ------------------------

Diluted weighted average shares and common stock
  equivalents outstanding..............................       19,147        18,809
                                                          ------------------------
                                                          ------------------------

     SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 4 of 15

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 27, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         Common
                                                                  Additional              Stock       Accumulated       Total
                                             Preferred   Common    Paid-in   Retained    Held in     Comprehensive   Stockholders'
                                                Stock    Stock     Capital   Earnings    Treasury    Income/(loss)      Equity
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1997...............      $ -    $  188     $38,554    $61,531    $(6,510)        $  -          $ 93,763
Issuance of common stock
  in connection with the employee
  stock option plan (50,826 shares)........                  1       1,165                                               1,166
Comprehensive income/(loss):
    Net earnings...........................                                     7,362                                    7,362
    Other comprehensive loss, net of tax:
        Currency translation adjustment....                                                                   (87)         (87)
                                                                                                                      --------
Comprehensive income/(loss)................                                                                              7,275
                                             ------------------------------------------------------------------------------------
Balance at March 27, 1998..................      $  -   $  189     $39,719    $68,893    $(6,510)            $(87)    $102,204
                                             ------------------------------------------------------------------------------------
                                             ------------------------------------------------------------------------------------

       SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 5 of 15

                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                  MARCH 27,           MARCH 28,
                                                   1998                 1997
                                                  -----------------------------
Cash flows from operating activities:
Net earnings..................................... $  7,362             $  6,531
Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
     Deferred income tax expense ................      283                   14
     Depreciation and amortization...............    1,983                1,344
     Unrealized gain on investment in limited
          partnership............................     (218)                (123)
     Undistributed loss of affiliates............       98                  156
     Provision for doubtful accounts receivable..       24                   21
Decrease (increase) in operating assets:
     Securities owned............................      358                 (573)
     Trade receivables...........................     (705)              (1,432)
     Trade receivables from affiliate............     (754)                 239
     Due from affiliates.........................      195                  486
     Other assets................................      658                   18
Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses.......    6,272                1,119
     Software royalties payable..................      354                   75
     Securities sold, not yet purchased..........       (3)              (1,180)
     Due to affiliates...........................   (1,381)               2,108
     Income taxes payable to affiliate...........     (359)              (1,239)
                                                  -----------------------------
          Net cash provided by operating
               activities........................   14,167                7,564
                                                  -----------------------------

Cash flows from financing activities:
     Purchase of common stock for treasury.......      -                    (64)
     Issuance of common stock....................    1,166                   -
                                                  -----------------------------
          Net cash provided by (used in)
               financing activities..............    1,166                  (64)

Cash flows from investing activities:
     Purchase of premises and equipment..........     (802)              (4,210)
     Capitalization of software development
          costs..................................   (1,247)                (411)
                                                  -----------------------------
          Net cash used in investing activities..   (2,049)              (4,621)
                                                  -----------------------------
Effect of foreign currency translation on cash
     and cash equivalents........................      (87)                 -

     Net increase in cash and cash equivalents...    13,197               2,879

Cash and cash equivalents - beginning of period..    51,263              43,955
                                                  -----------------------------
Cash and cash equivalents - end of period........ $  64,460            $ 46,834
                                                  -----------------------------
                                                  -----------------------------

Supplemental cash flow information:
     Interest paid............................... $      13            $     17
                                                  -----------------------------
                                                  -----------------------------
     Income taxes paid to affiliate.............. $   5,263            $  6,055
                                                  -----------------------------
                                                  -----------------------------

       SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 6 of 15

          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture, ITG Australia PTY Limited, which is a 50% partner in ITG Pacific holdings, ITG Ventures Inc., and ITG International Limited and its wholly-owned subsidiary ITG Israel. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at March 27, 1998.

     All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's 1997 annual report on Form 10-K.

BUSINESS SEGMENT

     Through its wholly-owned, broker/dealer subsidiary, ITG, the Company, is a leading provider of technology-based equity trading services and transaction research to institutional investors and brokers. ITG services help clients to access liquidity, execute trades more efficiently and make better trading decisions.

GOODWILL

     In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop the Company's QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At March 27, 1998 and December 31, 1997, goodwill amounted to $1.8 million and $1.9 million, net of accumulated amortization of $3.5 million and $3.4 million, respectively.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non-cancelable lease term.

REVENUES

     Revenues primarily consist of commission revenues. TRADE RECEIVABLE FROM AFFILIATE consists of commissions receivable. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

EXPENSES

     COMPENSATION AND EMPLOYEE BENEFITS include base salaries, bonuses, employment agency fees, part-time employees, commissions paid to Jefferies & Company, Inc. ("Jefferies & Co.") employees, the employee portion of capitalized software and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. TRANSACTION PROCESSING consists of floor brokerage and clearing fees. SOFTWARE ROYALTIES are payments to BARRA Inc. ("BARRA"),


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 7 of 15
the Company's joint venture partner in POSIT-Registered Trademark-(1). Royalty payments are calculated at an effective rate of 13% of adjusted POSIT revenues. The royalty payments related to Global Trading are calculated at an effective rate of 50% of pretax earnings. OCCUPANCY AND EQUIPMENT includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. CONSULTING is for equity research, product development and other activities which the Company believes it is advantageous to out-source. TELECOMMUNICATIONS AND DATA PROCESSING services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. LOSS ON EQUITY INVESTMENTS includes goodwill amortization, equity loss pick-up, and initial start up costs associated with an European joint venture, the investment in the LongView Group and the Australian joint venture. OTHER GENERAL AND ADMINISTRATIVE includes goodwill amortization, legal, audit, tax and promotional expenses.

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

CASH AND CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments that generally mature within 90 days. At March 27, 1998 and December 31, 1997, such cash equivalents amounted to $61.3 million and $49.3 million, respectively.


-----------------------
(1) POSIT-Registered Trademark- is a registered service mark of the POSIT Joint Venture.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 8 of 15

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

SECURITIES OWNED

     Securities owned are valued at market, and unrealized gains or losses are reflected in revenues. Securities owned consisted of municipal securities as of December 31, 1997.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 27, 1998 and December 31, 1997 consisted of the following;

                                                    MARCH 27,     DECEMBER 31,
                                                      1998           1997
                                                    -------------------------
                                                       (DOLLARS IN THOUSANDS)
Accounts payable and accrued expenses............   $  7,564      $  4,475
Accrued bonus expense............................      5,323         2,849
Soft dollars payable ............................      3,789         3,125
Accrued rent ....................................      2,296         2,276
                                                    -------------------------
Total ...........................................   $ 18,972      $ 12,725
                                                    -------------------------
                                                    -------------------------


OTHER COMPREHENSIVE INCOME/(LOSS)

     The following summarizes other comprehensive income/(loss) for the quarter ended March 27, 1998 (dollars in thousands):

                                                               TAX          NET
                                                PRE-TAX     (EXPENSE)      OF TAX
                                                AMOUNT      OR BENEFIT     AMOUNT
                                                ----------------------------------
Currency translation adjustment.............    $  (87)       $  -         $  (87)
                                                ----------------------------------
Other Comprehensive income/(loss)...........    $  (87)       $  -         $  (87)
                                                ----------------------------------
                                                ----------------------------------

                                                                          ACCUMULATED
                                                     CURRENCY               OTHER
                                                    TRANSLATION          COMPREHENSIVE
                                                     ADJUSTMENT          INCOME/(LOSS)
                                                    ----------------------------------
Balance at December 31, 1997..................         $  -                 $  -
Change during quarter ended March 27, 1998....           (87)                  (87)
                                                    ----------------------------------
Balance at March 27, 1998.....................         $ (87)               $  (87)
                                                    ----------------------------------
                                                    ----------------------------------


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 9 of 15

EARNINGS PER SHARE

     Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding. The average number of outstanding shares for the three months ended March 27, 1998 and March 28, 1997 were 18.2 million and 18.3 million, respectively.

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 27, 1998 and March 28, 1997.

                                                              MARCH 27       MARCH 28
                                                                1998           1997
                                                              ---------     ---------
                                                               (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net earnings for basic and diluted earnings per share.......   $  7,362      $  6,531
                                                               --------      --------
                                                               --------      --------
Shares of common stock and common stock equivalents:
     Average number of common shares........................     18,226        18,254
                                                               --------      --------
     Average shares used in basic computation...............     18,226        18,254
     Effect of dilutive securities--options.................        921           555
                                                               --------      --------
     Average shares used in diluted.........................     19,147        18,809
                                                               --------      --------
                                                               --------      --------
Earnings per share:
     Basic..................................................   $   0.40      $   0.36
                                                               --------      --------
                                                               --------      --------
     Diluted................................................   $   0.38      $   0.35
                                                               --------      --------
                                                               --------      --------

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

JEFFERIES GROUP AND THE COMPANY ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

     On March 17, 1998, Jefferies Group and the Company jointly announced that they are considering the separation of Jefferies & Co. and other Jefferies Group subsidiaries ("JEFCO") from the Company through a spin-off.

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


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 10 of 15

     The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all Board of Directors and shareholder approvals of Jefferies Group and the Company, receipt of a favorable tax ruling from the Internal Revenue service and other required regulatory and contractual approvals.

DIVIDENDS

     Any future payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements and other factors deemed relevant. The Company is contemplating a special dividend in conjunction with the proposed spin-off.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 11 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997 (Dollars in millions, except as noted)

                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Revenues...........................      $41.4              $30.7         $10.7         35%
Number of Trading Days.............         59                 60           (1)        (2)%
Revenues per Trading Day
    (Dollars in thousands).........       $701               $511          $190         37%

Increased revenues were attributed to the continued growth of POSIT, QuantEX(2) and the Company's Electronic Trading Desk. For the three months ended March 27, 1998 ("First Quarter 1998"), POSIT revenues were approximately 25% or $4.6 million above the comparable three months ended March 28, 1997 ("First Quarter 1997"). The number of shares per day traded via POSIT increased by approximately 4.5 million or 31% to 19.2 million in the First Quarter 1998 over the First Quarter 1997 amount of 14.7 million. The Company experienced a record breaking day on January 28, 1998, when 32 million shares were traded using POSIT. The Company's QuantEX revenues were approximately 15% or $0.9 million above the First Quarter 1997. The Electronic Trading Desk posted an 89% or $4.9 million increase over the First Quarter 1997. Other revenues increased by 66% or $0.3 million primarily from a 49% increase in interest income.


                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------

Compensation and employee benefits
     expense........................     $10.6              $6.9           $3.7         54%
Number of employees at period end...       226               169             57         34%
Revenues per employee
     (Dollars in thousands).........      $183              $182           $  1          1%
Compensation and employee
     benefits expense per employee
     (Dollars inthousands)..........       $47               $41             $6         15%

The increase is primarily due to increases in salaries, bonuses and related employee benefits as a result of the Company's 34% growth in personnel, as well as increases in compensation due to market pressures to attract and retain quality personnel. The increase was slightly offset by capitalization of the employee portion of software costs from additional software projects.


                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Transaction processing expense....        $5.7              $4.9           $0.8         16%
Transaction processing expense
  as a percentage of revenues.....        13.7%             16.0%        (2.3)pts.    (14)%


The increase is primarily due to the expense associated with a higher volume of transactions and shares in First Quarter 1998. However, as a percentage of revenues, transaction processing expenses declined by 2.3 points primarily from the Company's ability to leverage its technology by a mix of business in higher margin POSIT (no floor costs) and volume discounts realized with clearing and execution services.

--------------------------
(2) QuantEX is a registered trademark of the Company.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 12 of 15

                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Software royalties expense.....           $3.0              $2.4           $0.6         25%
Software royalties expense
     as a percentage of POSIT
     revenues..................           13.1%             13.1%            -           -%


Software royalties are a contractually fixed percentage of  POSIT revenues.


                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Occupancy and equipment expense ...       $2.8               $1.9          $0.9         47%

The increase was primarily the result of the Company's relocation of its corporate headquarters to 380 Madison Avenue in mid-June 1997. Increases in depreciation, amortization of leasehold improvements and rent expense accounted for the change.

                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Consulting expense................        $0.8              $0.4           $0.4        100%

The Company outsources certain expertise that is viewed as advantageous in implementing certain strategies and tactics. During the First Quarter 1998, costs were incurred in exploring joint venture opportunities, assisting in a major telecom conversion and for expenses incurred for the proposed Investment Technology Group, Inc./Jefferies & Co. spin-off.

                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Telecommunications and data
     processing services expense...       $1.8              $1.0           $0.8         80%

The First Quarter 1998 increase stems from the Company's growth in both client base which requires market data lines and other telecom hookups, Company's increased headcount and facilities expansion.

                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Loss on equity investments........         $1.0                -           $1.0        N/A

In the First Quarter 1998 the Company recorded losses from investments made to enhance the products and diversity of the Company via joint ventures worldwide. Costs include goodwill amortization, the Company's equity loss pick-up and initial start-up costs in conjunction with work on potential joint venture partnerships.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 13 of 15

                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Other general and administrative
     expense .......................       $2.7             $1.9           $0.8         42%

The increase is largely attributable to increases in headcount of 57 employees. Business development costs increased by approximately $534,000 primarily from the Company's efforts to diversify its client base. Legal fees increased by approximately $219,000 primarily from an increased usage of legal counsel in connection with exploring possible joint ventures opportunities.

                                            THREE MONTHS ENDED
                                     --------------------------------                   %
                                     MARCH 27, 1998    MARCH 28, 1997     CHANGE      CHANGE
                                     --------------    --------------    -------     -------
Income tax expense................        $5.7              $4.8           $0.9         19%

The increase is primarily due to the increase in pretax earnings and the increase in permanent tax adjustments, such as goodwill amortization related to equity investments, that were not present in the First Quarter 1997. The effective tax rate increased from 42.5% in the First Quarter 1997 to 43.6% in the First Quarter 1998.



PART II. - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 27 - Financial Data Schedule.

    (b)   Reports on Form 8-K.

          On March 18, 1998, the Company filed a Form 8-K reporting the joint announcement by Jefferies Group, Inc. ("Group") and the Company of plans to separate Group's 100% owned subsidiary, Jefferies & Company, Inc. and Group's 82.3% owned subsidiary, the Company, through a proposed spin-off and related transactions.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 14 of 15

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INVESTMENT TECHNOLOGY GROUP, INC.
                                    ---------------------------------
                                               (Registrant)


Date:    May  1, 1998           By: /s/ John R. MacDonald
                                    -------------------------
                                        John R. MacDonald
                                        Chief Financial Officer and
                                        Duly Authorized Signatory of Registrant



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 15 of 15