Form 10-Q
period 1998-06-26
INVESTMENT TECHNOLOGY GROUP INC
filed 1998-08-07
CIK 920424

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


For the quarterly period ended June 26, 1998   Commission file number: 0 - 23644


                          INVESTMENT TECHNOLOGY GROUP, INC.

                (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                 13 - 3757717
--------------------------------------     -------------------------------------
   (State or Other Jurisdiction of            (I.R.S. Employer Identification
    Incorporation or Organization)


  380 Madison Avenue, New York, New York              (212) 588 - 4000
--------------------------------------     -------------------------------------
   (Address of Principal Executive            (Registrant's Telephone Number,
               Offices)                             Including Area Code)


                10017
--------------------------------------
              (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

As of August 7, 1998, the Registrant had 18,437,861 shares of common stock, $.01 par value, outstanding.

                            QUARTERLY REPORT ON FORM 10-Q

                                  TABLE OF CONTENTS

                            PART I   FINANCIAL INFORMATION

                                                                          PAGE
                                                                        --------
 Item 1.   Financial Statements
           Consolidated Statement of Financial Condition:
               June 26, 1998 (unaudited) and December 31, 1997 .........    3

           Consolidated Statement of Operations (unaudited):
               Six Months Ended June 26, 1998 and June 27, 1997 ........    4
               Three Months Ended June 26, 1998 and June 27, 1997 ......    5

           Consolidated Statement of Changes in Stockholders' Equity
               (unaudited):
               Six Months Ended June 26, 1998 ..........................    6

           Consolidated Statement of Cash Flows (unaudited):
               Six Months Ended June 26, 1998 and June 27, 1997 ........    7

           Condensed Notes to Consolidated Financial Statements
               (unaudited) .............................................    8



 Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...............................   13


                             PART II   OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote and Reports on Form 8-K .....   19
 Item 5.   Other Information ...........................................   20
 Item 6.   Exhibits and Reports on Form 8-K ............................   20


 Signature .............................................................   21

FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements that reflect management's expectations for the future, including information under "The Year 2000 Issue", below. A variety of important factors could cause results to differ materially from such statements. These factors are noted throughout this Quarterly Report on Form 10-Q and include: the actions of both current and potential new competitors, rapid changes in technology, financial market volatility, evolving industry regulation, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, customers, vendors, and securities industry participants responses to Year 2000 issues, and new products and services.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                    CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT  SHARE AMOUNTS)

                                                                                   JUNE 26,                        DECEMBER 31,
                                                                                    1998                              1997
                                                                           ------------------------         ------------------------
 ASSETS                                                                          (UNAUDITED)
 Cash and cash equivalents ........................................          $           79,011               $           51,263
 Securities owned                                                                            76                              358
 Investment in limited partnership (at market; cost $10,000)                             11,340                           10,935
 Trade receivables, net of allowance for doubtful accounts
     of $170 and $308 .............................................                      10,173                            7,071
 Trade receivable from affiliate ..................................                       5,414                            2,931
 Due from affiliates ..............................................                         290                            1,365
 Premises and equipment ...........................................                      20,054                           19,506
 Capitalized software .............................................                       7,528                            5,973
 Other assets .....................................................                      10,808                            9,857
 Goodwill .........................................................                       1,648                            1,922
 Deferred tax asset ...............................................                       2,736                            2,460
                                                                           ------------------------         ------------------------
                                                                             $          149,078               $          113,641
                                                                           ------------------------         ------------------------
                                                                           ------------------------         ------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses ............................          $           25,086               $           12,725
 Software royalties payable .......................................                       3,841                            2,663
 Securities sold, not yet purchased ...............................                         142                                3
 Due to affiliates ................................................                       1,579                            2,999
 Income taxes payable to affiliate ................................                       3,679                            1,488
                                                                           ------------------------         ------------------------
                                                                                         34,327                           19,878
                                                                           ------------------------         ------------------------

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01; shares authorized:                                     -                                -
     5,000,000; shares issued: none ...............................
   Common stock, par value $.01; shares authorized:
     30,000,000; shares issued: 19,002,861 and 18,818,468
     at June 26, 1998 and December 31, 1997 .......................                         190                              188
   Additional paid-in capital .....................................                      42,385                           38,554
   Retained earnings ..............................................                      78,821                           61,531
   Common stock held in treasury, at cost; shares: 597,500
     at June 26, 1998 and at December 31, 1997 ....................                      (6,510)                          (6,510)
   Accumulated other comprehensive loss:
     Currency translation adjustment ..............................                        (135)                          -
                                                                           ------------------------         ------------------------

   Total stockholders' equity .....................................                     114,751                           93,763
                                                                           ------------------------         ------------------------

                                                                             $          149,078               $          113,641
                                                                           ------------------------         ------------------------
                                                                           ------------------------         ------------------------

 Book value per share .............................................          $             6.23               $             5.15
                                                                           ------------------------         ------------------------
                                                                           ------------------------         ------------------------

        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        SIX MONTHS ENDED
                                                  ------------------------------
                                                     JUNE 26,       JUNE 27,
                                                       1998           1997
                                                  ------------------------------
Revenues .......................................  $      92,292  $      67,333
                                                  ------------------------------
Expenses:
    Compensation and employee benefits .........         22,810         13,880
    Transaction processing .....................         12,364         10,585
    Software royalties .........................          6,759          4,963
    Occupancy and equipment ....................          5,620          3,868
    Consulting .................................          1,092            946
    Telecommunications and data processing
      services .................................          4,106          3,113
    Loss on long-term investments ..............          2,087            -
    Spin-off costs .............................            625            -
    Other general and administrative ...........          5,112          4,692
                                                  ------------------------------
       Total expenses ..........................         60,575         42,047
                                                  ------------------------------

    Earnings before income tax expense..........         31,717         25,286

Income tax expense .............................         14,427         10,747
                                                  ------------------------------

Net earnings ...................................  $      17,290  $      14,539
                                                  ------------------------------
                                                  ------------------------------

Basic net earnings per share of common stock....  $        0.95  $        0.80
                                                  ------------------------------
                                                  ------------------------------

Diluted net earnings per share of common stock..  $        0.90  $        0.78
                                                  ------------------------------
                                                  ------------------------------

Basic weighted average shares outstanding ......         18,277         18,191
                                                  ------------------------------
                                                  ------------------------------

Diluted weighted average shares and common stock
    equivalents outstanding.....................         19,159         18,757
                                                  ------------------------------
                                                  ------------------------------

        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                  ------------------------------
                                                      JUNE 26,       JUNE 27,
                                                        1998           1997
                                                  ------------------------------
Revenues .......................................  $      50,905  $      36,679
                                                  ------------------------------

Expenses:
    Compensation and employee benefits .........         12,225          7,007
    Transaction processing .....................          6,710          5,682
    Software royalties .........................          3,774          2,581
    Occupancy and equipment ....................          2,823          2,010
    Consulting .................................            393            574
    Telecommunications and data processing
      services .................................          2,325          2,156
    Loss on long-term investments ..............          1,085            -
    Spin-off costs .............................            374            -
    Other general and administrative ...........          2,529          2,744
                                                  ------------------------------
          Total expenses .......................         32,238         22,754
                                                  ------------------------------

    Earnings before income tax expense..........         18,667         13,925

Income tax expense .............................          8,739          5,917
                                                  ------------------------------

Net earnings ...................................  $       9,928  $       8,008
                                                  ------------------------------
                                                  ------------------------------

Basic net earnings per share of common stock....  $        0.54  $        0.44
                                                  ------------------------------
                                                  ------------------------------

Diluted net earnings per share of common stock..  $        0.52  $        0.43
                                                  ------------------------------
                                                  ------------------------------

Basic weighted average shares outstanding ......         18,330         18,128
                                                  ------------------------------
                                                  ------------------------------

Diluted weighted average shares and common stock
    equivalents outstanding.....................         19,208         18,702
                                                  ------------------------------
                                                  ------------------------------

        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 26, 1998
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            Common
                                                                   Additional                Stock       Accumulated       Total
                                            Preferred    Common     Paid-in     Retained    Held in    Comprehensive   Stockholders'
                                              Stock       Stock     Capital     Earnings   Treasury    Income/(loss)      Equity
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 1997 .............  $    -      $    188   $   38,554  $  61,531  $  (6,510)   $        -      $    93,763
Issuance of common stock in connection
  with the employee stock option plan
  (184,393 shares)........................                     2        3,831                                                3,833

Comprehensive income/(loss):

  Net earnings ...........................                                        17,290                                    17,290

  Other comprehensive loss, net of tax:

    Currency translation adjustment ......                                                                   (135)            (135)
                                                                                                                         -----------
Comprehensive income .....................                                                                                  17,155

                                           -----------------------------------------------------------------------------------------
Balance at June 26, 1998 .................  $    -      $    190   $   42,385  $  78,821  $  (6,510)   $     (135)     $   114,751
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------

        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                    ----------------------------
                                                        JUNE 26,      JUNE 27,
                                                          1998          1997
                                                    ----------------------------
 Cash flows from operating activities:
 Net earnings ....................................  $      17,290  $     14,539
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Deferred income tax benefit ...................           (276)         (419)
   Depreciation and amortization .................          4,053         2,848
   Unrealized gain on investment in limited
    partnership ..................................           (405)         (283)
   Undistributed loss of affiliates ..............             77           316
   Provision for doubtful accounts receivable ....             48            42
 Decrease (increase) in operating assets:
   Securities owned ..............................            281           212
   Trade receivables .............................         (3,150)       (2,258)
   Trade receivables from affiliate ..............         (2,482)         (948)
   Due from affiliates ...........................          1,074            68
   Other assets ..................................         (1,079)          186
 Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses .........         12,413         5,097
   Software royalties payable ....................          1,178           363
   Securities sold, not yet purchased ............            139        (1,147)
   Due to affiliates .............................         (1,421)        2,512
   Income taxes payable to affiliate .............          2,191        (1,283)
                                                    ----------------------------
     Net cash provided by operating activities....         29,931        19,845
                                                    ----------------------------

 Cash flows from financing activities:
   Purchase of common stock for treasury .........           -           (2,746)
   Issuance of common stock ......................          3,833            65
                                                    ----------------------------
     Net cash provided by (used in) financing
       activities ................................          3,833        (2,681)

 Cash flows from investing activities:
   Purchase of premises and equipment ............         (3,746)      (10,213)
   Capitalization of software development costs...         (2,135)       (1,932)
                                                    ----------------------------
     Net cash used in investing activities .......         (5,881)      (12,145)
                                                    ----------------------------
 Effect of foreign currency translation on cash
   and cash equivalents ..........................           (135)         -

     Net increase in cash and cash equivalents....         27,748         5,019
 Cash and cash equivalents - beginning of period..         51,263        43,955
                                                    ----------------------------
 Cash and cash equivalents - end of period .......  $      79,011  $     48,974
                                                    ----------------------------
                                                    ----------------------------

 Supplemental cash flow information:
   Interest paid .................................  $          14  $        100
                                                    ----------------------------
                                                    ----------------------------
   Income taxes paid to affiliate ................  $      11,081  $     12,434
                                                    ----------------------------
                                                    ----------------------------

        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, ITG Global Trading, Inc. ("Global Trading") which is a 50% partner in the Global POSIT joint venture, ITG Australia PTY Limited, which is a 50% partner in ITG Pacific Holdings, ITG Ventures Inc., and ITG International Limited and its wholly-owned subsidiary ITG Israel. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at June 26, 1998.

     All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's 1997 annual report on Form 10-K.

BUSINESS SEGMENT

     Through its wholly-owned, broker/dealer subsidiary, ITG, the Company, is a leading provider of technology-based equity trading services and transaction research to institutional investors and brokers. ITG services help clients to access liquidity, execute trades more efficiently and make better trading decisions.

GOODWILL

     In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop the Company's QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At June 26, 1998 and December 31, 1997, goodwill amounted to $1.6 million and $1.9 million, net of accumulated amortization of $3.6 million and $3.4 million, respectively.

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

EXPENSES

     COMPENSATION AND EMPLOYEE BENEFITS include base salaries, bonuses, employment agency fees, part-time employees, commissions paid to Jefferies & Company, Inc. ("Jefferies & Co.") employees, the employee portion of capitalized software and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. TRANSACTION PROCESSING consists of floor brokerage and clearing fees. SOFTWARE ROYALTIES are payments to

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

BARRA Inc. ("BARRA"), the Company's joint venture partner in POSIT1. Royalty payments are calculated at an effective rate of 13.1% of adjusted POSIT revenues. The royalty payments related to Global Trading are calculated at an effective rate of 50% of pretax earnings. OCCUPANCY AND EQUIPMENT includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. CONSULTING is for equity research, product development and other activities which the Company believes it is advantageous to out-source. TELECOMMUNICATIONS AND DATA PROCESSING SERVICES include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. LOSS ON LONG-TERM INVESTMENTS includes goodwill amortization, equity loss pick-up, and initial start up costs associated with a European joint venture, the investment in the LongView Group and the Australian joint venture. OTHER GENERAL AND ADMINISTRATIVE includes goodwill amortization, legal, audit, tax and promotional expenses. SPIN-OFF EXPENSES include legal, accounting, consulting and various other expenses.

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

     The Company recently received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to
(i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of the Company's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The company believes that the tax benefits in question were taken properly and intends to vigorously contest the proposed adjustments. The Company is unable to predict when this matter will be resolved or the costs associated with its resolution.

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

-----------------------
(1)   POSIT is a registered service mark of the POSIT Joint Venture.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments that generally mature within 90 days. At June 26, 1998 and December 31, 1997, such cash equivalents amounted to $78.5 million and $49.3 million, respectively.

INVESTMENT IN LIMITED PARTNERSHIP

     INVESTMENT IN LIMITED PARTNERSHIP consists of an investment in the TQA Arbitrage Fund L.P. (the "Fund"), a Delaware limited partnership. The Fund invests primarily in convertible securities, and seeks capital appreciation from its convertible securities portfolio through a combination of convertible securities purchases and short sales of related stocks focusing on the current income and capital appreciation available from such strategies with convertibles. The Company may withdraw any or all of its investment from the Fund upon at least thirty days notice. Investment in limited partnership is valued at market, and unrealized gains or losses are reflected in revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value.

SECURITIES OWNED

     Securities owned are valued at market, and unrealized gains or losses are reflected in revenues. Securities owned consisted of equity securities and municipal securities as of June 26, 1998 and December 31, 1997, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 26, 1998 and December 31, 1997 consisted of the following;

                                                        JUNE 26,    DECEMBER 31,
                                                          1998          1997
                                                      --------------------------
                                                        (DOLLARS IN THOUSANDS)
           Accounts payable and accrued expenses....   $     9,336   $    4,475
           Accrued bonus expense....................         7,218        2,849
           Soft dollars payable ....................         4,222        3,125
           Loan payable ............................         2,000        -
           Accrued rent ............................         2,310        2,276
                                                      --------------------------
           Total ...................................   $    25,086   $   12,725
                                                      --------------------------
                                                      --------------------------

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

OTHER COMPREHENSIVE LOSS

     The following summarizes other comprehensive loss as of June 26, 1998 (dollars in thousands):

                                                              TAX         NET
                                                PRE-TAX    (EXPENSE)    OF TAX
                                                AMOUNT    OR BENEFIT    AMOUNT
                                               ---------------------------------
      Currency translation adjustment........   $  (135)   $     -     $  (135)
                                               ---------------------------------
      Other Comprehensive loss...............   $  (135)   $     -     $  (135)
                                               ---------------------------------
                                               ---------------------------------

                                                                 ACCUMULATED
                                                  CURRENCY          OTHER
                                                 TRANSLATION    COMPREHENSIVE
                                                  ADJUSTMENT        LOSS
                                               --------------------------------
      Balance at December 31, 1997...........      $    -         $      -
      Change during six months ended                  (135)            (135)
        June 26, 1998........................
                                               --------------------------------
      Balance at June 26, 1998...............      $  (135)       $    (135)
                                               --------------------------------
                                               --------------------------------

EARNINGS PER SHARE

     Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding. The average number of outstanding shares for the six months ended June 26, 1998 and June 27, 1997 were
18.3 million and 18.2 million, respectively. The average number of outstanding shares for the three months ended June 26, 1998 and June 27, 1997 were 18.3 million and 18.1 million, respectively.

     The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 26, 1998 and June 27, 1997.

                                                                                  JUNE 26,     JUNE 27,
                                                                                   1998         1997
                                                                                -----------  -----------
                                                                                 (AMOUNTS IN THOUSANDS,
                                                                                EXCEPT PER SHARE AMOUNTS)
      Net earnings for basic and diluted earnings per share................      $  17,290    $  14,539
                                                                                -----------  -----------
                                                                                -----------  -----------
      Shares of common stock and common stock equivalents:
         Average number of common shares...................................         18,277       18,191
                                                                                -----------  -----------
         Average shares used in basic computation..........................         18,277       18,191
         Effect of dilutive securities - options...........................            882          566
                                                                                -----------  -----------
         Average shares used in diluted....................................         19,159       18,757
                                                                                -----------  -----------
                                                                                -----------  -----------
      Earnings per share:
         Basic.............................................................      $    0.95    $    0.80
                                                                                -----------  -----------
                                                                                -----------  -----------
         Diluted...........................................................      $    0.90    $    0.78
                                                                                -----------  -----------
                                                                                -----------  -----------

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 26, 1998 and June 27, 1997.

                                                                   JUNE 26,       JUNE 27,
                                                                    1998            1997
                                                                   --------       --------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Net earnings for basic and diluted earnings per share. . . . . .    $ 9,928        $ 8,008
                                                                    -------        -------
                                                                    -------        -------
Shares of common stock and common stock equivalents:
    Average number of common shares. . . . . . . . . . . . . . .     18,330         18,128
                                                                    -------        -------
    Average shares used in basic computation . . . . . . . . . .     18,330         18,128
    Effect of dilutive securities - options. . . . . . . . . . .        878            574
                                                                    -------        -------
    Average shares used in diluted . . . . . . . . . . . . . . .     19,208         18,702
                                                                    -------        -------
                                                                    -------        -------
Earnings per share:
    Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  0.54        $  0.44
                                                                    -------        -------
                                                                    -------        -------
    Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  0.52        $  0.43
                                                                    -------        -------
                                                                    -------        -------

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation.

JEFFERIES GROUP AND THE COMPANY ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

     On March 17, 1998, Jefferies Group and the Company jointly announced that they are considering the separation of Jefferies & Co. and other Jefferies Group subsidiaries ("JEFCO") from the Company through a spin-off.

     If the separation is completed, Jefferies Group shareholders will own 100% of JEFCO and approximately 81.5% of the Company. The public Company shareholders will continue to own 18.5% of the Company. (The Company percentage ownership interests could change slightly as a result of the Company's stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of a new company, JEFCO, to Jefferies Group shareholders. Jefferies Group's 15 million shares of the Company would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group and the Company, with the Company's public shareholders receiving shares of Jefferies Group. Jefferies Group would then be renamed Investment Technology Group, Inc.

     The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all Board of Directors and shareholder approvals of Jefferies Group and the Company, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST HALF 1998 VERSUS FIRST HALF 1997 (Dollars in millions, except as noted)

                                                             SIX MONTHS ENDED
                                                             ----------------                      %
                                                        JUNE 26, 1998  JUNE 27, 1997  CHANGE    CHANGE
                                                        -------------  -------------  ------    ------
Revenues . . . . . . . . . . . . . . . . . . . . . .        $92.3          $67.3      $25.0      37%
Number of Trading Days . . . . . . . . . . . . . . .          122            124         (2)     (2%)
Revenues per Trading Day (Dollars in thousands). . .         $756           $543       $213      39%

Increased revenues were attributed to the continued growth of POSIT, the Company's Electronic Trading Desk and QuantEX(2). During the six months ended June 26, 1998 ("First Half 1998"), POSIT revenues were approximately 36% or $13.8 million above the comparable six months ended June 27, 1997 ("First Half 1997"). The number of shares per day traded via POSIT increased by approximately 6 million or 40% to 21 million in the First Half 1998 over the First Half 1997 amount of 15 million. The Electronic Trading Desk posted a 62% or $8.8 million increase over the First Half 1997 while client QuantEX revenues were up 14% or $2.0 million.

                                                             SIX MONTHS ENDED
                                                             ----------------                      %
                                                        JUNE 26, 1998  JUNE 27, 1997  CHANGE    CHANGE
                                                        -------------  -------------  ------    ------
Compensation and employee benefits expense . . . . .        $22.8          $13.9      $8.9      64%
Number of employees at period end. . . . . . . . . .          235            184        51      28%
Revenues per employee (Dollars in thousands) . . . .         $393           $366       $27       7%
Compensation and employee benefits expense per
    employee (Dollars in thousands). . . . . . . . .          $97            $76       $21      28%

Salaries, bonuses and related employee benefits increased as a result of the Company's 28% growth in personnel, increases resulting from the Company's profitability based compensation and increases in compensation due to market pressures to attract and retain quality personnel. This increase was slightly offset by capitalization of the employee portion of software costs from additional software projects.



--------------------------

(2) QuantEX is a registered trademark of the Company.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                            SIX MONTHS ENDED
                                                            ----------------                           %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE         CHANGE
                                                       -------------  -------------  ------         ------
Transaction processing expense . . . . . . . . . . .        $12.4          $10.6      $1.8           17%
Transaction processing expense as a percentage
    of revenues. . . . . . . . . . . . . . . . . . .         13.4%          15.7%     (2.3pts.)     (15%)

The increase is primarily due to the expense associated with a higher volume of transactions and shares in First Half 1998. However, as a percentage of revenues, transaction processing expenses declined by 2.3 points primarily from the Company's ability to leverage its technology by a mix of business in the higher margin POSIT product and volume discounts realized with clearing and execution services.

                                                            SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Software royalties expense . . . . . . . . . . . . .         $6.8           $5.0      $1.8         36%
Software royalties expense as a percentage of
    POSIT revenues . . . . . . . . . . . . . . . . .         13.1%          13.1%       -          N/A

Software royalties are a contractually fixed percentage of POSIT revenues.


                                                            SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Occupancy and equipment expense  . . . . . . . . . .         $5.6           $3.9      $1.7         44%

Increases in depreciation, amortization of leasehold improvements and rent expense were primarily the result of the Company's relocation of its corporate headquarters to 380 Madison Avenue in mid-June 1997.

                                                            SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Consulting expense . . . . . . . . . . . . . . . . .         $1.1           $0.9      $0.2         22%

When it is advantageous to do so, the Company outsources certain expertise for implementation of some tactical projects. During the First Half 1998, costs were incurred in exploring joint venture opportunities and assisting in a major network conversion.

                                                            SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Telecommunications and data processing services
    expense. . . . . . . . . . . . . . . . . . . . .         $4.1           $3.1      $1.0         32%


The First Half 1998 increase stems from the Company's growth in client base, which requires market data line connections.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                            SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Loss on long-term investments. . . . . . . . . . . .         $2.1            -        $2.1         N/A

In the First Half 1998 the Company recorded losses from long-term investments made to enhance products and enter new markets via joint ventures worldwide. Costs include amortization of goodwill, the Company's equity loss pick-up and initial start-up costs in conjunction with work on potential joint venture partnerships.

                                                             SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Spin-off costs . . . . . . . . . . . . . . . . . . .         $0.6            -        $0.6         N/A

The increase is attributable to Company's legal, accounting, consulting and other expenses incurred for the proposed Investment Technology Group, Inc./JEFCO spin-off, as discussed in the Condensed Notes to Consolidated Financial Statements.

                                                             SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Other general and administrative expense . . . . . .         $5.1           $4.7      $0.4          9%

Increases in business development costs, such as advertising and active sales efforts to promote ITG products and increase the ITG client base, were largely responsible for the overall increase.

                                                             SIX MONTHS ENDED
                                                            ----------------                        %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Income tax expense . . . . . . . . . . . . . . . . .        $14.4          $10.7      $3.7         35%

The increase is primarily due to the increase in pretax earnings. The effective tax rate increased from 42.5% in the First Half 1997 to 45.5% in the First Half 1998. Also responsible for the increase were certain non-deductible expenses, such as goodwill amortization related to equity investments, certain spin-off costs and exclusion of international losses in calculating income tax expense that were not present in the First Half 1997.

SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997 (Dollars in millions, except as noted)

                                                             THREE MONTHS ENDED
                                                            ------------------                      %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Revenues . . . . . . . . . . . . . . . . . . . . . .        $50.9          $36.7     $14.2          39%
Number of Trading Days . . . . . . . . . . . . . . .         63             64          (1)        (2)%
Revenues per Trading Day (Dollars in thousands). . .        $808           $573       $235          41%

Increased revenues were attributed to the continued growth of POSIT, QuantEX and the Company's Electronic Trading Desk. For the three months ended June 26, 1998 ("Second Quarter 1998"), POSIT revenues were approximately 47% or $9.2 million above the comparable three months ended June 27, 1997 ("Second Quarter 1997"). The number of shares per day traded via POSIT increased by approximately 7 million or 47% to 22 million in the Second Quarter 1998 over the Second Quarter 1997 amount of 15 million. The Company's client QuantEX revenues were approximately 12% or $0.9 million above the Second Quarter 1997. The Electronic Trading Desk posted a 49% or $4.1 million increase over the Second Quarter 1997.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED
                                                            ------------------                      %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Compensation and employee benefits expense . . . . .        $12.2          $ 7.0      $5.2         74%
Number of employees at period end. . . . . . . . . .         235            184        51          28%
Revenues per employee (Dollars in thousands) . . . .        $217           $199       $18           9%
Compensation and employee benefits expense per
    employee (Dollars in thousands). . . . . . . . .        $ 52           $ 38       $14          37%

Salaries, bonuses and related employee benefits increased as a result of the Company's 28% growth in personnel, increases resulting from the Company's profitability based compensation and increases in compensation due to market pressures to attract and retain quality personnel.


                                                             THREE MONTHS ENDED
                                                            ------------------                      %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Transaction processing expense . . . . . . . . . . .        $6.7           $5.7       $1.0         18%
Transaction processing expense as a percentage of
    revenues . . . . . . . . . . . . . . . . . . . .        13.2%          15.5%    (2.3pts.)     (15%)

The increase is primarily due to the expense associated with a higher volume of transactions and shares in Second Quarter 1998. However, as a percentage of revenues, transaction processing expenses declined by 2.3 points primarily from the Company's ability to leverage its technology by a mix of business in the higher margin POSIT product and volume discounts realized with clearing and execution services.

                                                             THREE MONTHS ENDED
                                                            ------------------                      %
                                                       JUNE 26, 1998  JUNE 27, 1997  CHANGE       CHANGE
                                                       -------------  -------------  ------       ------
Software royalties expense . . . . . . . . . . . . .       $ 3.8          $ 2.6       $1.2         46%
Software royalties expense as a percentage of
    POSIT revenues . . . . . . . . . . . . . . . . .        13.1%          13.1%         -         N/A

Software royalties are a contractually fixed percentage of POSIT revenues.

                                                              THREE MONTHS ENDED
                                                             ------------------                      %
                                                        JUNE 26, 1998  JUNE 27, 1997    CHANGE    CHANGE
                                                        -------------  -------------    ------    ------
Occupancy and equipment expense . . . . . . . . . .        $2.8           $2.0          $0.8       40%

Increases in depreciation, amortization of leasehold improvements and rent expense were primarily the result of the Company's relocation of its corporate headquarters to 380 Madison Avenue in mid-June 1997.

                                                              THREE MONTHS ENDED
                                                             ------------------                      %
                                                        JUNE 26, 1998  JUNE 27, 1997    CHANGE    CHANGE
                                                        -------------  -------------    ------    ------
Consulting expense. . . . . . . . . . . . . . . . .        $0.4           $0.6         ($0.2)     (33%)

When it is advantageous to do so, the Company outsources certain expertise for implementation of some tactical projects. During the Second Quarter 1998, costs were incurred in exploring joint venture opportunities and assisting in a major network conversion.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED
                                                            ------------------                       %
                                                       JUNE 26, 1998  JUNE 27, 1997     CHANGE    CHANGE
                                                       -------------  -------------     ------    ------
Telecommunications and data processing services
  expense . . . . . . . . . . . . . . . . . . . . .        $2.3           $2.2          $0.1        5%

The Second Quarter 1998 increase stems from the Company's growth in client base, which requires market data line connections.

                                                               THREE MONTHS ENDED
                                                              ------------------                     %
                                                       JUNE 26, 1998    JUNE 27, 1997   CHANGE    CHANGE
                                                       -------------    -------------   ------    ------
Loss on long-term investments . . . . . . . . . . .        $1.1              -          $1.1       N/A

In the Second Quarter 1998 the Company recorded losses from Long-term investments made to enhance products and enter new markets via joint ventures worldwide. Costs include amortization of goodwill, the Company's equity loss pick-up and initial start-up costs in conjunction with work on potential joint venture partnerships.

                                                               THREE MONTHS ENDED
                                                              ------------------                     %
                                                        JUNE 26, 1998   JUNE 27, 1997   CHANGE    CHANGE
                                                        -------------   -------------   ------    ------
Spin-off costs. . . . . . . . . . . . . . . . . . .        $0.4              -          $0.4       N/A

The increase is attributable to Company's legal, accounting, consulting and other expenses incurred for the proposed Investment Technology Group, Inc./JEFCO spin-off, as discussed in the Condensed Notes to Consolidated Financial Statements.

                                                              THREE MONTHS ENDED
                                                             ------------------                     %
                                                        JUNE 26, 1998  JUNE 27, 1997    CHANGE    CHANGE
                                                        -------------  -------------    ------    ------
Other general and administrative expense. . . . . .        $2.5           $2.7         ($0.2)      (7%)

The decrease is largely attributable to decreases in business development costs during Second Quarter 1998.

                                                              THREE MONTHS ENDED
                                                             ------------------                      %
                                                        JUNE 26, 1998  JUNE 27, 1997    CHANGE    CHANGE
                                                        -------------  -------------    ------    ------
Income tax expense. . . . . . . . . . . . . . . . .        $8.7           $5.9          $2.8       48%

The increase is primarily due to the increase in pretax earnings. The effective tax rate increased from 42.5% in the Second Quarter 1997 to 46.8% in the Second Quarter 1998. Also responsible for the increase were certain non-deductible expenses, such as goodwill amortization related to equity investments, certain spin-off costs and exclusion of international losses in calculating income tax expense that were not present in the Second Quarter 1997.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

THE YEAR 2000 ISSUE

  OVERVIEW

  Some computer systems and software products were originally designed to accept only two digit entries in the data code field. As a result, certain computer systems and software packages will not be able to interpret dates beyond December 31, 1999 and thus will interpret dates beginning January 1, 2000 incorrectly. This could potentially result in computer failure or miscalculations, causing operating disruptions, including an inability to process transactions, send invoices or engage in normal business operations. Therefore, companies may have to upgrade or replace computer and software systems in order to comply with the "Year 2000" requirements.

  ITG'S STRATEGY

  The Company is well aware of and is actively addressing the Year 2000 issue and the potential problems that can arise in any computer and software system. Planning and evaluation work began in 1997 including the identification of those
systems affected.   A "Year 2000 working group" was established to address the
Company's Year 2000 issue. The Company has targeted its efforts into three major areas:

     i)    VENDORS;
     ii)   COMPANY PROPRIETARY PRODUCTS; AND
     iii)  CLIENTS.

VENDORS - The Company's ability to successfully meet the Year 2000 challenge is in part dependent on its vendors. The Company has contacted its vendors to determine the status of their Year 2000 programs and has created a database recording each vendor's readiness status.

COMPANY PROPRIETARY PRODUCTS - The Company has evaluated its trading systems and has endeavored to examine all code contained in its internally produced software. Internal testing is scheduled to be completed by the end of 1998. The Company plans to release Year 2000 compliant versions of its products by the beginning of 1999. The Company also intends to participate in the Securities Industry Association's industry-wide testing program in 1999.

CLIENTS - A letter explaining the Company's Year 2000 strategy was sent to all clients in July of 1998. In addition, clients have been contacted on a project by project basis to ascertain compatibility between the Company's systems and changes made to the clients' systems. In 1999, the Company plans to provide point-to-point-testing opportunities for its clients.

  RISKS

  The Company currently expects to implement the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999. However, if such changes are not completed in a timely manner, the Year 2000 issue could have a material impact on the Company's operations. The Company does not believe that the costs incurred to ready its systems for the Year 2000 will have a material effect on its financial condition. Total costs for the whole project are estimated to be between $2.5 and $3.0 million, which includes
the cost of personnel, consultants and software and hardware costs.   To date,
the Company has spent approximately $400,000 on the Year 2000 project.

  The Year 2000 issue, however, can affect all businesses that rely heavily on automated systems. A general failure of computer and communication systems relied upon by the securities industry (such as the systems provided by long distance telephone companies, the exchanges, Nasdaq, the Depository Trust Company and ADP Brokerage Services ) would prevent the Company from operating in whole or in part until such systems have been restored. In such case or if the Year 2000 issue adversely affects the Company's customers, this in turn could have a material adverse effect on the

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Company's trading revenues and collections. Should the Company, third party information vendors, other third party electronic vendors, or the Company's customers fail to adequately address this issue, the Company's business, financial condition and results of operations could be materially adversely affected.


PART II. - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

     (a) Date of Meeting - May 12, 1998
     Type of Meeting - Annual Meeting of Stockholders

     (b) At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

                         Frank E. Baxter
                         Richard G. Dooley
                         William I Jacobs
                         Raymond L. Killian, Jr.
                         Robert L. King
                         Michael L. Klowden
                         Scott P. Mason
                         Dale A. Prouty
                         Mark A. Wolfson

     (c) At the meeting, with respect to the election of the directors and approval of the Employee Stock Purchase Plan, the following votes were cast in the following manner:

Election of Directors
NAME                               FOR                      WITHHELD
--------------------------------------------------------------------
Frank E. Baxter                    18,105,132                 97,200
Richard G. Dooley                  18,094,432                107,900
William I Jacobs                   18,105,132                 97,200
Raymond L. Killian, Jr.            18,105,132                 97,200
Robert L. King                     18,105,132                 97,200
Michael L. Klowden                 18,105,132                 97,200
Scott P. Mason                     18,105,132                 97,200
Dale A. Prouty                     18,105,132                 97,200
Mark A. Wolfson                    18,105,132                 97,200


Approval of the Employee Stock Purchase Plan

                                   NUMBER OF SHARES
                                   ----------------
For                                    18,100,554
Against                                    99,000
Abstain                                     2,778

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Item 5.     Other Information

On July 17, 1998, the Company announced that its wholly owned subsidiary, ITG Ventures Inc., has entered into an agreement with Barclays California Corporation ("Barcal") pursuant to which Barcal will purchase all of the outstanding shares of the LongView Group Inc. The transaction, which is subject to certain conditions, including Barcal regulatory approval, is expected to close in the third quarter of 1998 and to generate a gain.

The Company recently received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of the Company's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The company believes that the tax benefits in question were taken properly and intends to vigorously contest the proposed adjustments. The Company is unable to predict when this matter will be resolved or the costs associated with its resolution.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K.

          On May 1, 1998, the Company filed a Form 8-K reporting updated financial information regarding the previously announced plan by Jefferies Group, Inc. ("Group") and the Company to separate Group's 100% owned subsidiary, Jefferies & Company, Inc. and Group's 81.5% owned subsidiary, the Company, through a proposed spin-off and related transactions.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INVESTMENT TECHNOLOGY GROUP, INC.
                                        ---------------------------------
                                                  (Registrant)

Date:       August  7, 1998        By:  /s/ John R. MacDonald
          -------------------           ---------------------

                                             John R. MacDonald
                                             Chief Financial Officer and
                                             Duly Authorized Signatory of
                                             Registrant





                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES