Form 10-Q
period 1998-09-25
INVESTMENT TECHNOLOGY GROUP INC
filed 1998-11-06
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

  For the quarterly period                Commission file number: 0 - 23644
  ended September 25, 1998

                        INVESTMENT TECHNOLOGY GROUP, INC.


             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                  13 - 3757717
-----------------------------------       -------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)



  380 Madison Avenue, New York, New York                (212) 588 - 4000
-------------------------------------------    --------------------------------
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




Yes [X]    No [   ]





As of November 5, 1998, the Registrant had 18,425,712 shares of common stock, $0.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

                                                                                            Page
                                                                                          ----------
Item 1.       Financial Statements
              Consolidated Statement of Financial Condition:
                  September 25, 1998 (unaudited) and December 31, 1997..................      3

              Consolidated Statement of Operations (unaudited):
                  Nine Months Ended September 25, 1998 and September 26, 1997...........      4
                  Three Months Ended September 25, 1998 and September 26, 1997..........      5

              Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                  Nine Months Ended September 25, 1998..................................      6

              Consolidated Statement of Cash Flows (unaudited):
                  Nine Months Ended September 25, 1998 and September 26, 1997...........      7

              Notes to Consolidated Financial Statements (unaudited)....................      8


Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................     13




                           PART II..OTHER INFORMATION


Item 5.       Other Information.........................................................     19
Item 6.       Exhibits and Reports on Form 8-K..........................................     19

Signature...............................................................................     20





FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements that reflect management's expectations for the future, including information under "The Year 2000 Issue", below. A variety of important factors could cause results to differ materially from such statements. These factors are noted throughout this Quarterly Report on Form 10-Q and include: the actions of both current and potential new competitors, rapid changes in technology, financial market volatility, evolving industry regulation, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, new products and services, and customers, vendors, and securities industry participants' responses to Year 2000 issues.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  Page 2 of 20

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 SEPTEMBER 25,           DECEMBER 31,
                                                                      1998                   1997
                                                              -------------------    ------------------
ASSETS                                                             (UNAUDITED)
Cash and cash equivalents.................................     $      97,702           $    51,263
Securities owned..........................................               272                   358
Investment in limited partnership (at market; cost $10,000)           11,308                10,935
Trade receivables, net of allowance for doubtful accounts
    of $194 and $308......................................            11,862                 7,071
Trade receivable from affiliate...........................             5,377                 2,931
Due from affiliates.......................................               391                 1,365
Premises and equipment....................................            19,270                19,506
Capitalized software......................................             7,947                 5,973
Other assets..............................................             8,640                 9,857
Goodwill..................................................             1,510                 1,922
Deferred tax asset........................................             2,373                 2,460
                                                              -------------------    ------------------
                                                               $     166,652           $   113,641
                                                              -------------------    ------------------
                                                              -------------------    ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses.....................    $       31,178         $       12,725
Software royalties payable................................             4,488                  2,663
Securities sold, not yet purchased........................               170                      3
Due to affiliates.........................................             1,983                  2,999
Income taxes payable to affiliate.........................             1,468                  1,488
                                                              -------------------    ------------------
                                                                      39,287                 19,878
                                                              -------------------    ------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01; shares authorized:
     5,000,000; shares issued: none ......................                 -                   -
   Common stock, par value $0.01; shares authorized:
     30,000,000; shares issued: 19,194,731 at September 25,
     1998 and 18,818,468 at December 31, 1997.............               192                    188
   Additional paid-in capital.............................            46,276                 38,554
   Retained earnings......................................            92,705                 61,531
   Common stock held in treasury, at cost; shares: 771,700
     at September 25, 1998 and 597,500 at
     December 31, 1997....................................           (11,587)                (6,510)
   Accumulated other comprehensive loss:
     Currency translation adjustment......................              (221)                  -
                                                              -------------------    ------------------
   Total stockholders' equity.............................           127,365                 93,763
                                                              -------------------    ------------------
                                                              $      166,652         $      113,641
                                                              -------------------    ------------------
                                                              -------------------    ------------------
Book value per share......................................    $      6.91            $       5.15
                                                              -------------------    ------------------
                                                              -------------------    ------------------

     SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  Page 3 of 20

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      NINE MONTHS ENDED
                                                           -----------------------------------------

                                                              SEPTEMBER 25,       SEPTEMBER 26,
                                                                   1998                1997
                                                           -----------------------------------------
Revenues................................................   $        149,989    $        100,770
                                                           -----------------------------------------

Expenses:
     Compensation and employee benefits.................             36,962              21,479
     Transaction processing.............................             19,281              15,695
     Software royalties.................................             11,175               7,269
     Occupancy and equipment............................              8,691               6,389
     Consulting.........................................              1,449               1,531
     Telecommunications and data processing services....              6,285               4,617
     Net gain on long-term investments .................             (1,545)               -
     Spin-off costs ....................................              1,104                -
     Other general and administrative...................              9,139               7,178
                                                           -----------------------------------------
                 Total expenses.........................             92,541              64,158
                                                           -----------------------------------------

     Earnings before income tax expense.................             57,448              36,612


Income tax expense......................................             26,274              15,604
                                                           -----------------------------------------
Net earnings............................................   $         31,174              21,008
                                                           -----------------------------------------
                                                           -----------------------------------------
Basic net earnings per share of common stock............   $           1.70    $           1.16
                                                           -----------------------------------------
                                                           -----------------------------------------
Diluted net earnings per share of common stock..........   $           1.63    $           1.11
                                                           -----------------------------------------
                                                           -----------------------------------------
Basic weighted average shares outstanding...............             18,325              18,175
                                                           -----------------------------------------
                                                           -----------------------------------------
Diluted weighted average shares and common stock
     equivalents outstanding............................             19,136              18,879
                                                           -----------------------------------------
                                                           -----------------------------------------

     SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  Page 4 of 20

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      THREE MONTHS ENDED
                                                           -----------------------------------------

                                                              SEPTEMBER 25,       SEPTEMBER 26,
                                                                   1998                1997
                                                           -----------------------------------------
Revenues................................................   $         57,697    $         33,437
                                                           -----------------------------------------

Expenses:
     Compensation and employee benefits.................             14,152               7,599
     Transaction processing.............................              6,917               5,110
     Software royalties.................................              4,416               2,306
     Occupancy and equipment............................              3,071               2,521
     Consulting.........................................                357                 585
     Telecommunications and data processing services....              2,179               1,504
     Net gain on long-term investments .................             (3,632)               -
     Spin-off costs ....................................                479                -
     Other general and administrative...................              4,027               2,486
                                                           -----------------------------------------
                 Total expenses.........................             31,966              22,111
                                                           -----------------------------------------
     Earnings before income tax expense.................             25,731              11,326


Income tax expense......................................             11,847               4,857
                                                           -----------------------------------------
Net earnings............................................   $         13,884    $          6,469
                                                           -----------------------------------------
                                                           -----------------------------------------
Basic net earnings per share of common stock............   $           0.75    $           0.36
                                                           -----------------------------------------
                                                           -----------------------------------------
Diluted net earnings per share of common stock..........   $           0.72    $           0.34
                                                           -----------------------------------------
                                                           -----------------------------------------
Basic weighted average shares outstanding...............             18,420              18,144
                                                           -----------------------------------------
                                                           -----------------------------------------
Diluted weighted average shares and common stock
    equivalentsoutstanding..............................             19,234              19,104
                                                           -----------------------------------------
                                                           -----------------------------------------

     SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  Page 5 of 20

                                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 25, 1998
                                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           Common
                                                                   Additional               Stock      Accumulated      Total
                                             Preferred   Common     Paid-in    Retained    Held in    Comprehensive  Stockholders'
                                               Stock      Stock     Capital    Earnings    Treasury      Loss           Equity
                                             ---------- ---------- ---------- ---------- ----------- --------------- -------------
Balance at December 31, 1997...............  $    -     $   188    $  38,554  $  61,531  $  (6,510)  $       -       $    93,763
Issuance of common stock in connection
  with the employee stock option plan
  (364,127 shares).........................                   4        7,412                                               7,416
Issuance of common stock in connection
  with the employee stock purchase plan
    (12,136 shares)........................                -             310                                                 310

Purchase of common stock for treasury
    (174,200 shares).......................                                                 (5,077)                       (5,077)

Comprehensive income/(loss):

    Net earnings...........................                                      31,174                                   31,174

    Other comprehensive loss, net of tax:
        Currency translation adjustment....                                                                (221)            (221)
                                                                                                                     -------------
Comprehensive income.......................                                                                               30,953

                                             -------------------------------------------------------------------------------------
Balance at September 25, 1998..............  $    -     $   192    $  46,276  $  92,705  $  (11,587)  $    (221)     $   127,365
                                             -------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------------------------

     SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  Page 6 of 20

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                   -----------------------------------
                                                                                     SEPTEMBER 25,     SEPTEMBER 26,
                                                                                          1998             1997
                                                                                   -----------------------------------
Cash flows from operating activities:
Net earnings....................................................................     $    31,174    $     21,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Deferred income tax expense (benefit) .....................................              87            (419)
     Depreciation and amortization..............................................           6,677           4,653
     Unrealized gain on investment in limited partnership.......................            (373)           (616)
     Undistributed loss of affiliates...........................................              52             487
     Provision for doubtful accounts receivable.................................              72              63
Decrease (increase) in operating assets:
    Securities owned............................................................              85           1,888
    Trade receivables...........................................................          (4,863)         (2,108)
    Trade receivables from affiliate............................................          (2,445)           (533)
    Due from affiliates.........................................................             974             173
    Other assets................................................................           1,090          (8,377)
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses.......................................          18,529           4,529
    Software royalties payable..................................................           1,825              61
    Securities sold, not yet purchased..........................................             166          (1,143)
    Due to affiliates...........................................................          (1,016)          2,952
    Income taxes payable to affiliate...........................................             (20)         (1,635)
                                                                                   -----------------------------------
     Net cash provided by operating activities..................................          52,014          20,983
                                                                                   -----------------------------------

Cash flows from financing activities:
    Purchase of common stock for treasury.......................................          (5,077)         (2,746)
    Issuance of common stock....................................................           7,726           1,315
                                                                                   -----------------------------------
       Net cash provided by (used in) financing activities......................           2,649          (1,431)

Cash flows from investing activities:
    Purchase of premises and equipment..........................................          (4,517)        (13,404)
    Investment in limited partnership...........................................            -             (5,000)
    Capitalization of software development costs................................          (3,486)         (3,258)
                                                                                   -----------------------------------
     Net cash used in investing activities......................................          (8,003)        (21,662)
                                                                                   -----------------------------------

Effect of foreign currency translation on cash and cash equivalents.............            (221)           -

     Net increase (decrease) in cash and cash equivalents.......................          46,439          (2,110)
Cash and cash equivalents - beginning of period.................................          51,263          43,955
                                                                                   -----------------------------------
Cash and cash equivalents - end of period.......................................     $    97,702    $     41,845
                                                                                   -----------------------------------
                                                                                   -----------------------------------

Supplemental cash flow information:
    Interest paid...............................................................     $        31    $        107
                                                                                   -----------------------------------
                                                                                   -----------------------------------
    Income taxes paid ..........................................................     $    23,530    $     17,876
                                                                                   -----------------------------------
                                                                                   -----------------------------------

     SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  Page 7 of 20

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

        The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"), principally ITG Inc. ("ITG"), a Delaware corporation, registered as a broker-dealer in securities under the Securities Exchange Act of 1934, ITG Global Trading, Incorporated. ("Global Trading") which is a 50% partner in the Global POSIT joint venture, ITG Australia Holdings Pty Limited ("ITG-Australia"), which is a 50% partner in ITG Pacific Holdings, ITG Ventures Inc., and ITG International Limited ("ITG-Europe") and its wholly-owned subsidiary ITG Investment Technology Group (Israel) Ltd. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at September 25, 1998.

     All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's 1997 annual report on Form 10-K.

BUSINESS SEGMENT

    Through its wholly-owned, broker/dealer subsidiary, ITG, the Company is a leading provider of technology-based equity trading services and transaction research to institutional investors and brokers. ITG services help clients to access liquidity, execute trades more efficiently and make better trading decisions.

GOODWILL

    In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop the Company's QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At September 25, 1998 and December 31, 1997, goodwill amounted to $1.5 million and $1.9 million, net of accumulated amortization of $3.8 million and $3.4 million, respectively.

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

EXPENSES

    COMPENSATION AND EMPLOYEE BENEFITS include base salaries, bonuses, employment agency fees, part-time employees, commissions paid to Jefferies & Company, Inc. ("Jefferies & Co.") employees, the employee portion of capitalized software and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. TRANSACTION PROCESSING consists of floor brokerage and clearing fees. SOFTWARE ROYALTIES are payments to

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 8 of 20

BARRA Inc. ("BARRA"), the Company's joint venture partner in POSIT1. Royalty payments are calculated at an effective rate of 13.1% of adjusted POSIT revenues. The royalty payments related to Global Trading are calculated at an effective rate of 50% of pretax earnings. OCCUPANCY AND EQUIPMENT includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. CONSULTING is for equity research, product development and other activities which the Company believes it is advantageous to out-source. TELECOMMUNICATIONS AND DATA PROCESSING SERVICES include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. NET GAIN ON LONG-TERM INVESTMENTS includes goodwill amortization, equity loss pick-up, and initial start up costs associated with a European and Australian joint venture and the net gain on the sale of the investment in the LongView Group, Inc. OTHER GENERAL AND ADMINISTRATIVE includes goodwill amortization, legal, audit, tax and promotional expenses. SPIN-OFF EXPENSES include legal, accounting, consulting and various other expenses.

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

     In June 1998, the Company received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of the Company's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The company believes that the tax benefits in question were taken properly and intends to vigorously contest the proposed adjustments. The Company is unable to predict when this matter will be resolved or the costs associated with its resolution.

CAPITALIZED SOFTWARE

    The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over the estimated economic useful life, the average life of which is generally under two years. Amortization begins when the product is available for release to customers.
-----------------------
1 POSIT is a registered service mark of the POSIT Joint Venture.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 9 of 20

CASH AND CASH EQUIVALENTS

    The Company generally invests its excess cash in money market funds and other short-term investments that generally mature within 90 days. At September 25, 1998 and December 31, 1997, such cash equivalents amounted to $97.5 million and $49.3 million, respectively.

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

SECURITIES OWNED

    Securities owned are valued at market, and unrealized gains or losses are reflected in revenues. Securities owned consisted of equity securities and municipal securities as of September 25, 1998 and December 31, 1997, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at September 25, 1998 and December 31, 1997 consisted of the following;


                                                       SEPTEMBER 25,  DECEMBER 31,
                                                            1998         1997
                                                         ------------- ---------
                                                          (DOLLARS IN THOUSANDS)
          Accounts payable and accrued expenses ..        $ 9,495        $ 4,411
          Accrued bonus expense ..................          6,756          2,849
          Employee stock unit award program ......          1,967           -
          Employee deferred stock options ........          2,778             64
          Soft dollars payable ...................          5,813          3,125
          Loan payable ...........................          2,000           -
          Accrued rent ...........................          2,369          2,276
                                                         -----------------------
          Total ..................................        $31,178        $12,725
                                                         -----------------------
                                                         -----------------------


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 10 of 20

OTHER COMPREHENSIVE LOSS

       The following summarizes other comprehensive loss as of September 25, 1998 (dollars in thousands):

                                                                                             TAX              NET
                                                                          PRE-TAX         (EXPENSE)         OF TAX
                                                                           AMOUNT         OR BENEFIT        Amount
                                                                        ------------- ------------------- ------------
        Currency translation adjustment...............................    $  (221)        $   -            $   (221)
                                                                        ------------- ------------------- ------------
        Other Comprehensive Loss......................................    $  (221)        $   -            $   (221)
                                                                        ------------- ------------------- ------------
                                                                        ------------- ------------------- ------------

                                                                                         ACCUMULATED
                                                                          CURRENCY          OTHER
                                                                        TRANSLATION     COMPREHENSIVE
                                                                         ADJUSTMENT          LOSS
                                                                        ------------- -------------------
        Balance at December 31, 1997.............................          $    -          $     -
        Change during nine months ended September 25, 1998.......             (221)            (221)
                                                                        ------------- -------------------
        Balance at September 25, 1998............................          $  (221)        $   (221)
                                                                        ------------- -------------------
                                                                        ------------- -------------------

EARNINGS PER SHARE

        Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding. The average number of outstanding shares for the nine months ended September 25, 1998 and September 26, 1997 were 18.3 million and 18.2 million, respectively. The average number of outstanding shares for the three months ended September 25, 1998 and September 26, 1997 were 18.4 million and 18.1 million, respectively.

        The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 25, 1998 and September 26, 1997.

                                                                       SEPTEMBER 25,    SEPTEMBER 26,
                                                                            1998             1997
                                                                      ---------------  ---------------
                                                                            (AMOUNTS IN THOUSANDS,
                                                                           EXCEPT PER SHARE AMOUNTS)
        Net earnings for basic and diluted earnings per share ....         $31,174          $21,008
                                                                      ---------------  ---------------
                                                                      ---------------  ---------------
        Shares of common stock and common stock equivalents:
              Average number of common shares ....................          18,325           18,175
                                                                      ---------------  ---------------
              Average shares used in basic computation............          18,325           18,175
              Effect of dilutive securities - options   ..........             811              704
                                                                      ---------------  ---------------
              Average shares used in diluted .....................          19,136           18,879
                                                                      ---------------  ---------------
                                                                      ---------------  ---------------
        Earnings per share:
              Basic ..............................................         $  1.70          $  1.16
                                                                      ---------------  ---------------
                                                                      ---------------  ---------------
              Diluted ............................................         $  1.63          $  1.11
                                                                      ---------------  ---------------
                                                                      ---------------  ---------------

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 11 of 20

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 25, 1998 and September 26, 1997.

                                                                    SEPTEMBER 25,       SEPTEMBER 26,
                                                                         1998                1997
                                                                    ---------------    ---------------
                                                                             (AMOUNTS IN THOUSANDS,
                                                                            EXCEPT PER SHARE AMOUNTS)
        Net earnings for basic and diluted earnings per share ......       $13,884          $ 6,469
                                                                    ---------------    ---------------
                                                                    ---------------    ---------------
        Shares of common stock and common stock equivalents:
              Average number of common shares ......................        18,420           18,144
                                                                    ---------------    ---------------
              Average shares used in basic computation .............        18,420           18,144
              Effect of dilutive securities - options ..............           814              960
                                                                    ---------------    ---------------
              Average shares used in diluted .......................        19,234           19,104
                                                                    ---------------    ---------------
                                                                    ---------------    ---------------
        Earnings per share:
              Basic ................................................       $  0.75          $  0.36
                                                                    ---------------    ---------------
                                                                    ---------------    ---------------
              Diluted ..............................................       $  0.72          $  0.34
                                                                    ---------------    ---------------
                                                                    ---------------    ---------------

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

         If the separation is completed, Jefferies Group shareholders will own 100% of JEFCO and approximately 81.4% of the Company. The public Company shareholders will continue to own 18.6% of the Company. (The Company percentage ownership interests could change slightly as a result of the Company's stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of a new company, JEFCO, to Jefferies Group shareholders. Jefferies Group's 15 million shares of the Company would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group and the Company, with the Company's public shareholders receiving shares of Jefferies Group. Jefferies Group would then be renamed Investment Technology Group, Inc.

        The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all Board of Directors and shareholder approvals of Jefferies Group and the Company, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals. Current plans call for effecting the spin-off in late January 1999 assuming these contingencies are satisfied.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 12 of 20

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST NINE MONTHS 1998 VERSUS FIRST NINE MONTHS 1997 (Dollars in millions, except as noted)

                                                                   NINE MONTHS ENDED
                                                                   -----------------                                %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Revenues.........................................           $150.0                  $100.8             $49.2        49%
Number of Trading Days...........................              185                     187                (2)       (1%)
Revenues per Trading Day (Dollars in thousands)..           $  811                  $  539             $ 272        50%

Total revenues for the nine months ended September 25, 1998 ("First Nine Months 1998"), increased by 49% to $150.0 million over the same period for the nine months ended September 26, 1997, ("First Nine Months 1997"). The Electronic Trading Desk continued its strong revenue growth, posting a 59% or $12.8 million increase over First Nine Months 1997. The POSIT system crossed approximately 4.3 billion shares in the First Nine Months 1998 versus 2.7 billion shares in the First Nine Months 1997, an increase of 59%. POSIT revenues in turn increased in the First Nine Months 1998 by 54% or $30.0 million over the First Nine Months 1997. QuantEX2 revenues were up 31% or $6.9 million over the First Nine Months 1997.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                                %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Compensation and employee benefits expense........           $37.0                   $21.5            $15.5        72%
Number of employees at period end.................             241                     198               43        22%
Revenues per employee (Dollars in thousands)......           $ 622                   $ 509            $ 113        22%
Compensation and employee benefits expense per
     employee (Dollars in thousands)..............           $ 154                   $ 109            $  45        41%

The Company's salaries, bonuses and related employee benefits increased approximately $12.7 million over the First Nine Months 1997. The increase is primarily attributable to the overall headcount increase of 43 employees of which more than 50% represented increases in technology, product development and production infrastructure staffing. Further increases resulted from the Company's profitability based compensation plan and increases in compensation to attract and retain quality personnel. In addition, the Company's Board of Directors voted to accelerate the vesting of the options of its recently deceased Chief Executive Officer, Scott P. Mason, resulting in a $2.8 million charge to compensation expense.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ---------   ------
Transaction processing expense..................             $19.3                   $15.7            $3.6         23%
Transaction processing expense as a percentage
     of revenues................................              12.9%                   15.6%           (2.7pts.)   (17%)

The increase is primarily due to the ticket charges associated with a higher volume of transactions in First Nine Months 1998. The increase in ticket charges of 26% did not follow a direct linear pattern with the increase in revenues of 49% due to volume discounts associated with clearing and execution services. A decrease in mil rates charged by specialists of 30% and floor broker fees of 14% in the First Nine Months 1998, was offset by the volume increases in shares executed by specialists and floor brokers of 45% and 93%, respectfully, resulting in an net increase in transaction processing expenses.

-------------------------------------------------------------------------------
2 QuantEX is a registered trademark of the Company.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 13 of 20

                                                                   NINE MONTHS ENDED
                                                                   -----------------                                %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Software royalties expense...........................         $11.2                   $7.3             $3.9         53%
Software royalties expense as a percentage
     of POSIT revenues...............................         13.1%                   13.1%              -          N/A

Software royalties are a contractually fixed percentage of POSIT revenues.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                                %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Occupancy and equipment expense......................           $8.7                   $6.4           $2.3         36%

Additional depreciation, amortization of leasehold improvements and rent expense related to the expansion and relocation of the Company's corporate headquarters, combined with increases in headcount, primarily accounted for the increase. The depreciation expense increases are attributable, more specifically, to the Company's purchases of additional and technologically advanced equipment and software.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                                %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Consulting expense.....................................        $1.4                   $1.5           $(0.1)       (7%)

When it is advantageous to do so, the Company outsources certain expertise for implementation of some tactical projects. During the First Nine Months 1998, costs were incurred in assisting in a major network conversion. During the First Nine Months 1997, there were various technological projects being addressed, which have been completed in 1998, resulting in the reduction.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                                %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Telecommunications and data processing
services expense..............................              $6.3                   $4.6               $1.7         37%

The First Nine Months 1998 increase stems from the data feed upgrades for clients, primarily market data line connections. In addition, increased expenses relating to a telecommunication network conversion and contingency planning were incurred in the First Nine Months 1998.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                                %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Net gain on long-term investments.............               $(1.5)                    -             $(1.5)        N/A

In the First Nine Months 1998 the Company recorded a net gain from long-term investments. These investments are made to enhance products and enter new markets worldwide. In August 1998, the Company sold its equity investment in the LongView Group, Inc. which generated a gross gain of $3.8 million. This was offset by initial start-up costs in a European joint venture of $1.3 million and, the combined costs of equity loss pick-up and amortization of goodwill on ITG-Australia and the LongView Group, Inc, of $0.2 million and $0.8 million, respectfully.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 14 of 20

                                                                   NINE MONTHS ENDED
                                                                   -----------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Spin-off costs.................................              $1.1                     -              $1.1         N/A

The increase is attributable to the Company's legal, accounting, consulting and other expenses incurred for the proposed spin-off, as discussed in the Notes to Consolidated Financial Statements.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Other general and administrative expense .........            $9.1                   $7.2             $1.9         26%

The Company recorded a 100% reserve for a net receivable owed to the Company from joint venture activities of approximately $1 million. Further contributing to the increase were accelerated software amortization for specific products, which was reserved for during the First Nine Months 1998. Additionally, increases in business development costs, such as advertising and active sales efforts to promote ITG products and increase the ITG client base, and additional administrative costs, associated with ITG-Europe, were also responsible for the overall increase.

                                                                   NINE MONTHS ENDED
                                                                   -----------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Income tax expense.....................................         $26.3                $15.6            $10.7        69%

The increase is primarily due to the increase in pretax earnings. The effective tax rate increased from 42.6% in the First Nine Months 1997 to 45.7% in the First Nine Months 1998. The increased rate was due to certain non-deductible expenses, such as goodwill amortization and spin-off costs and the inability to offset international losses with United States profits in calculating income tax expense, that were not present in the First Nine Months 1997.


THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997 (Dollars in millions, except as noted)

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Revenues.........................................            $57.7                   $33.4            $24.3        73%
Number of Trading Days...........................               63                     63               -          N/A
Revenues per Trading Day (Dollars in thousands)..             $916                   $531             $385         73%

POSIT posted strong revenue growth, a $16.3 million or 92% increase for the three months ended September 25, 1998 ("Third Quarter 1998") above the comparable three months ended September 26, 1997 ("Third Quarter 1997"). During Third Quarter 1998, POSIT crossed a record breaking average of 26.9 million shares per day. Increases in the Company's Electronic Trading Desk revenues of $5.1 million or 67% and client QuantEX revenues of $3.9 million or 49%, above the Third Quarter 1997, can be attributed to the Company's ability to connect to most of the major liquidity sources, such as exchanges, market makers, and ATSs ("Alternative Trading Systems"), including POSIT.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 15 of 20

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Compensation and employee benefits expense........           $14.2                   $7.6             $6.6         87%
Number of employees at period end.................             241                    198               43         22%
Revenues per employee (Dollars in thousands)......           $ 239                   $169             $ 70         41%
Compensation and employee benefits expense per
     employee (Dollars in thousands)..............             $59                   $ 38             $ 21         55%

The Company's salaries, bonuses and related employee benefits increased approximately $3.8 million over the Third Quarter 1997. The increase is primarily attributable to the overall headcount increase of 43 employees of which more than 50% represented increases in technology, product development and production infrastructure staffing. Further increases resulted from the Company's profitability based compensation plan and increases in compensation to attract and retain quality personnel. In addition, the Company's Board of Directors voted to accelerate the vesting of the options of its recently deceased Chief Executive Officer, Scott P. Mason, resulting in a $2.8 million charge to compensation expense in the Third Quarter 1998.

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ---------   ------
Transaction processing expense......................       $6.9                   $5.1                $1.8         35%
Transaction processing expense as a percentage
     of revenues....................................       12.0%                  15.3%               (3.3pts.)   (22%)

The increase is primarily due to the ticket charges associated with a higher volume of transactions in the Third Quarter 1998. The increase in ticket charges of 25% did not follow a direct linear pattern with the increase in revenues of 73% due to volume discounts associated with clearing and execution services. A decrease in mil rates charged by specialists of 25% and floor broker fees of 27% in the Third Quarter 1998, was offset by the volume increases in shares executed by specialists and floor brokers of 66% and 5%, respectfully, resulting in an net increase in transaction processing expenses.

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Software royalties expense.....................               $4.4                   $2.3             $2.1         91%
Software royalties expense as a percentage
     of POSIT revenues.........................               13.1%                  13.1%              -          N/A

Software royalties are a contractually fixed percentage of POSIT revenues.

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Occupancy and equipment expense .....................         $3.1                   $2.5             $0.6         24%

The increase was primarily due to increased depreciation, amortization of leasehold improvements and equipment purchases related to the increase in the number of employees and upgrades to existing computer hardware and software, as well as, for Year 2000 related issues.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 16 of 20

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Consulting expense.................................          $0.4                   $0.6             ($0.2)       (33%)

When it is advantageous to do so, the Company outsources certain expertise for implementation of some tactical projects. During the Third Quarter 1998, costs were incurred in exploring joint venture opportunities and assisting in a major network conversion.

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Telecommunications and data processing services
     expense........................................            $2.2                   $1.5             $0.7         47%

The Third Quarter 1998 increase stems from the data feed upgrades for clients, primarily market data line connections. In addition, increased expenses relating to a telecommunication network conversion and contingency planning were incurred in the Third Quarter 1998.

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Net gain on long-term investments....................         $(3.6)                    -             $(3.6)       N/A

In the Third Quarter 1998 the Company recorded a net gain from long-term investments. In August 1998, the Company sold its equity investment in the LongView Group, Inc. which generated a gross gain of $3.8 million. This was offset by initial start-up costs in a European joint venture of approximately $81,000 and the combined costs of equity loss pick-up and amortization of goodwill on ITG-Australia and the LongView Group, Inc, of approximately $31,000 and $9,000, respectfully.

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Spin-off costs.................................               $0.5                     -              $0.5         N/A

The increase is attributable to Company's legal, accounting, consulting and other expenses incurred for the proposed spin-off, as discussed in the Notes to Consolidated Financial Statements.

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Other general and administrative expense ..............       $4.0                   $2.5             $1.5         60%

In Third Quarter 1998, the Company recorded a 100% reserve for a net receivable owed to the Company from joint venture activities of approximately $1 million. The other major factor contributing to the increase was the additional software amortization for specific products, which were currently brought into the market place during the Third Quarter 1998.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 17 of 20

                                                                  THREE MONTHS ENDED
                                                                  ------------------                               %
                                                       SEPTEMBER 25, 1998     SEPTEMBER 26, 1997     CHANGE      CHANGE
                                                       ------------------     ------------------     ------      ------
Income tax expense..............................              $11.8                   $4.9            $6.9        141%

The increase is primarily due to the increase in pretax earnings. The effective tax rate increased from 42.9% in the Third Quarter 1997 to 46.0% in the Third Quarter 1998. Also responsible for the increase were due to certain non-deductible expenses, such as goodwill amortization and spin-off costs and the inability to offset international losses with United States profits in calculating income tax expense, that were not present in the Third Quarter 1997.



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

      ITG'S STRATEGY

      The Company is well aware of and is actively addressing the Year 2000 issue and the potential problems that can arise in any computer and software system. Planning and evaluation work began in 1997 including the identification of those systems affected. A "Year 2000 working group" was established to address the Company's Year 2000 issue. The Company has targeted its efforts into three major areas:

         i)    VENDORS;
         ii)   COMPANY PROPRIETARY PRODUCTS; AND
         iii)  CLIENTS.

VENDORS - The Company's ability to successfully meet the Year 2000 challenge is in part dependent on its vendors. The Company has contacted its vendors to determine the status of their Year 2000 programs and has created a database recording each vendor's readiness status. The Company is in the process of integrating Year 2000 compliant versions of its vendors' software and hardware with the Company's proprietary products.

COMPANY PROPRIETARY PRODUCTS - The Company has evaluated its trading systems and has endeavored to examine all code contained in its internally produced software. Remediation and internal testing of all mission critical systems is scheduled to be completed by the end of 1998. The Company plans to release Year 2000 compliant versions of its products by the beginning of 1999. The Company also intends to participate in the Securities Industry Association's industry-wide testing program in 1999.

CLIENTS - A letter explaining the Company's Year 2000 strategy was sent to all clients in July of 1998. In addition, clients have been contacted on a project by project basis to ascertain compatibility between the Company's systems and changes made to the clients' systems. In 1999, the Company plans to provide point-to-point-testing opportunities for its clients.

         The Company is in the early stages of establishing a contingency plan to deal with both internal and external failures of critical systems. The contingency plan is intended to address failures of internal systems, client connections,


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 18 of 20
connections to trading destinations, as well as failures of major infrastructure components. The Company intends to have its contingency plan in place by July of 1999 and to update and refine such plan as needed throughout the remainder of 1999.

      RISKS

      The Company currently expects to implement the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999. However, if such changes are not completed in a timely manner, the Year 2000 issue could have a material impact on the Company's operations. The Company does not believe that the costs incurred to ready its systems for the Year 2000 will have a material effect on its financial condition. Total costs for the whole project are estimated to be between $2.5 and $3.0 million, which includes the cost of personnel, consultants and software and hardware costs. To date, the Company has spent approximately $1,170,000 on the Year 2000 project.

      The Year 2000 issue, however, can affect all businesses that rely heavily on automated systems. A general failure of computer and communication systems relied upon by the securities industry (such as the systems provided by long distance telephone companies, the exchanges, Nasdaq, the Depository Trust Company and ADP Brokerage Services) would prevent the Company from operating in whole or in part until such systems have been restored. In such case or if the Year 2000 issue adversely affects the Company's customers, this in turn could have a material adverse effect on the Company's trading revenues and collections. Should the Company, third party information vendors, other third party electronic vendors, or the Company's customers fail to adequately address this issue, the Company's business, financial condition and results of operations could be materially adversely affected.





PART II. - OTHER INFORMATION

Item 5.       Other Information

On September 22, 1998, the Company's Board of Directors unanimously elected Raymond L. Killian, Jr., Chairman of the Company, to the additional posts of President and Chief Executive Officer. Mr. Killian, 61, succeeds Scott P. Mason in these posts, who died of cancer in early September.



Item 6.       Exhibits and Reports on Form 8-K

   (a)        Exhibits

              Exhibit 27 - Financial Data Schedule.

     (b)      Reports on Form 8-K.

              On November 6, 1998, the Company filed a Form 8-K reporting updated financial information regarding the previously announced plan by Jefferies Group, Inc. ("Group") and the Company to separate Group's 100% owned subsidiary, Jefferies & Company, Inc. and Group's 81.4% owned subsidiary, the Company, through a proposed spin-off and related transactions.







              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 19 of 20

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INVESTMENT TECHNOLOGY GROUP, INC.
                              ---------------------------------
                                       (Registrant)


Date: November  6, 1998       By:   /s/ John R. MacDonald
     -------------------           ----------------------
                                        John R. MacDonald
                                        Chief Financial Officer and
                                        Duly Authorized Signatory of Registrant


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                 Page 20 of 20