Form 10-K
period 1998-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 1999-03-19
CIK 920424

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 0--23644

                            ------------------------

                       INVESTMENT TECHNOLOGY GROUP, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                  13-3757717
        (State of incorporation)               (IRS Employer Identification No.)

 380 MADISON AVENUE, NEW YORK, NEW YORK                 (212) 588-4000
(Address of principal executive offices)   (Registrant's telephone number, including
                                                          area code)

                  10017
               (Zip Code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                            ------------------------

         COMMON STOCK, $0.01 PAR VALUE                       NASDAQ NATIONAL MARKET
               (Title of class)                      (Name of exchange on which registered)

Aggregate market value of the voting stock held        Number of shares outstanding of the
                                                                  Registrant's
 by non-affiliates of the Registrant at March       Class of common stock at March 15, 1999:
                   15, 1999:
                 $168,832,991                                      18,630,817

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

    Proxy Statement relating to the 1999 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      -----
                                                    PART I

Item 1.      Business............................................................................           4

Item 2.      Properties..........................................................................          14

Item 3.      Legal Proceedings...................................................................          14

Item 4.      Submission of Matters to a Vote of Security Holders.................................          15

                                                   PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters................          16

Item 6.      Selected Financial Data.............................................................          17

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations..........................................................................          19

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk...........................          27

Item 8.      Financial Statements and Supplementary Data.........................................          28

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..........................................................................          51

                                                   PART III

Item 10.     Directors and Executive Officers of the Registrant..................................          51

Item 11.     Executive Compensation..............................................................          51

Item 12.     Security Ownership of Certain Beneficial Owners and Management......................          51

Item 13.     Certain Relationships and Related Transactions......................................          51

                                                   PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K...................          52

QUANTEX -REGISTERED TRADEMARK- ("QUANTEX") IS A REGISTERED TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.
POSIT -REGISTERED TRADEMARK- ("POSIT") IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE.
SMARTSERVER IS A SERVICE MARK OF INVESTMENT TECHNOLOGY GROUP, INC.

FORWARD-LOOKING STATEMENTS

    In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, market volatility, changes in the regulatory environment, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, securities industry participants' responses to Year 2000 issues, as well as general economic and business conditions; securities, credit and financial and market conditions; adverse changes or volatility in interest rates.

                                     PART I

ITEM 1. BUSINESS.

    Investment Technology Group, Inc. ("ITGI" or the "Company") was formed as a Delaware corporation on March 10, 1994 and its principal subsidiaries include:
(1) ITG Inc., a broker-dealer in securities registered under the Exchange Act,
(2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, and (3) ITG Australia Holdings Pty Limited, which is a 50% partner in ITG Pacific Holdings Pty Limited. We provide equity trading services and transaction research to institutional investors and brokers.

    We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading. With an emphasis on ongoing research, we offer the following services:

    - POSIT: an electronic stock crossing system.

    - QuantEX: a decision-support, trade management and routing system.

    - SmartServers: offers server based implementation of trading strategies.

    - Electronic Trading Desk: an agency-only trading desk offering clients efficient trading services accessing multiple sources of liquidity.

    - ITG Platform: a PC-based routing and trade management system.

    - ISIS: a set of pre- and post-trade tools for systematically analyzing and lowering transaction costs.

    - ITG/Opt: a computer-based equity portfolio selection system.

    - Research: research, development, sales and consulting services to our clients.

    We generate revenues on a "per transaction" basis for all orders executed. Orders are delivered to us from our "front-end" software products, QuantEX and ITG Platform, as well as vendors' front-ends and directcomputer-to-computer links to customers. Orders may be executed on (1) POSIT, (2) the New York Stock Exchange, (3) certain regional exchanges, (4) market makers, (5) electronic communications networks and (6) alternative trading systems.

POSIT

    POSIT was introduced in 1987 as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to serve the active trading and broker-dealer community. There are approximately 490 clients currently using POSIT, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors and mutual funds.

    POSIT is an electronic stock crossing system through which clients enter buy and sell orders to trade single stocks and portfolios of equity securities among themselves in a confidential environment. Orders may be placed in the system directly via QuantEX and ITG Platform and computer-to-computer links or indirectly via the Electronic Trading Desk, which then enters the orders in the central computer. We also work in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

    POSIT currently accepts orders for approximately 18,000 different equity securities, but may be modified, as the need arises, to include additional equity securities registered pursuant to Section 12 of the Exchange Act. An algorithm is run at scheduled times to find the maximum possible number of buy and sell orders that match or "cross." Typically, there is an imbalance between the number of shares available to be bought or sold in the system. When this occurs, shares are allocated pro rata across participants, resulting in partial execution. POSIT has been designed to allow clients trade execution flexibility. Clients may specify constraints on the portion of a portfolio that trades, such as the requirement that net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. POSIT prices trades at the midpoint of the best bid and offer on the primary market for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. There are seven scheduled crosses every business day: six regular crosses scheduled hourly, on the hour, between 10:00 a.m. and 3:00 p.m. (Eastern time) and an American Depositary Receipts cross at 8:45 a.m. (Eastern time). Each scheduled cross is normally executed within a five minute window selected randomly by the system.

    POSIT provides the following significant benefits to clients:

    - Confidential matching of buy and sell orders eliminates market impact. In contrast, participants in traditional or other open markets constantly face the risk that disclosure of an order will unfavorably affect price conditions.

    - Access to the substantial pool of liquidity represented by POSIT orders.

    - Clients pay a low transaction fee on completed transactions relative to the industry average of 5 to 6 cents per share. POSIT generates revenue from transaction fees charged on each share crossed through the system.

    - Immediately after each cross, the system electronically provides clients with reports of matched and unmatched (residual) orders. Clients can then execute residual orders by traditional means or take advantage of the Electronic Trading Desk services (described below).

    Since December 1997, we have offered POSIT 4. POSIT 4 gives POSIT users the option of customizing their trading objective and specifying additional constraints, while preserving the functionality of the existing POSIT system. This capability is referred to collectively as a POSIT 4 "strategy." This capability allows orders that might otherwise be ineligible for POSIT to participate in the match. POSIT 4 strategies include ResRisk, which allows users to control the risk of the unexecuted "residual" portfolio, and Pairs, which makes execution of one trade contingent on the execution of another, at or better than a given relative valuation. Portfolio funding, liquidation, restructuring and rebalancing are some of the types of transactions that are appropriate for execution using ResRisk. Risk arbitrage, statistical arbitrage and portfolio substitution trades are examples of transactions that can be implemented using the Pairs strategy. We also implement custom applications upon request. Total volume attributable to POSIT 4 in 1998 is 66 million shares. We have obtained a patent on the technology underlying POSIT 4.

    The following graph illustrates the average daily volume of shares crossed on POSIT:

                        AVERAGE DAILY POSIT SHARE VOLUME

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

SHARES PER DAY
1989                642,857
1990              1,703,557
1991              2,320,158
1992              4,330,709
1993              6,142,405
1994              7,737,742
1995              9,040,978
1996             13,067,553
1997             14,527,878
1998             23,151,105

QUANTEX

    QuantEX is our trade management system, an advanced tool for technologically sophisticated clients transacting large volumes of orders. QuantEX helps clients manage efficiently every step in the trading process: from decision-making to execution to tracking of trade list status. From a dedicated workstation at their desks, users can access fully-integrated real-time and historical data and analytics, execute electronic order routing and perform trade management functions. To date, trading systems have generally addressed just one or two of these functions--a situation that has left many users with the inefficiency of multiple unrelated systems.

    QuantEX is a rule-based decision support system that allows traders to quantify their trading processes. It is designed to implement each client's trading styles and strategies and to apply them to hundreds of stocks, portfolios or industry groups at once. With QuantEX, clients can flag precisely the same kinds of moment-to-moment opportunities they would ordinarily want to pursue, but do so much more efficiently and rapidly.

    QuantEX analyzes lists of securities based on the individual user's trading strategy. QuantEX enables clients to have access to our proprietary research, including pre-trade, post-trade and intra-day analytical tools. QuantEX has access to the ITG Data Center, which is a comprehensive historical database that provides a variety of derived analytics based upon raw historical data. Our support specialists translate the trading criteria developed by the client into a set of trading rules for trading securities, which are then loaded into QuantEX. QuantEX applies the client's proprietary trading rules to a continuous flow of current market information on the list of securities selected by the user to generate real-time decision support. A user's rules can be based on a wide range of quantitative models or strategies, such as liquidity measures, technical indicators, price benchmarks, tracking to specific industries and sectors, pairs or other long or short strategies, index arbitrage, risk measurements and liquidity parameters for trade urgency, size or timing. These rules typically serve as a guide in support of a client's trading decisions. Additionally, QuantEX supports the ability to implement these trading decisions automatically via an auto-trading strategy.

    As such, QuantEX can automate the complex trade management requirements typical of investment strategies that trade large volumes of securities through multiple sources of liquidity. Orders can be electronically routed to multiple markets, including the New York, American and certain regional stock exchanges, the Nasdaq National Market, POSIT, the Electronic Trading Desk, over-the-counter market-makers, Bloomberg's Tradebook and selected broker-dealers. We intend to create links to additional electronic communications networks and other liquidity sources where appropriate. Trades routed through QuantEX are automatically tracked and summarized. Each order can be monitored by source of execution, by trade list, by portfolio or globally with all other orders placed. QuantEX's built-in trade allocation features provides a facility for automated back-office clearance and settlement.

    Our support specialists install the system, train users and provide ongoing support for the use of QuantEX's order routing and analysis capabilities. Specialists are knowledgeable about portfolio management and trading as well as the system's hardware and software. Our support team works closely with each client to develop trading strategies and rules, explore new trading approaches, provide system integration services and implement system upgrades and enhancements.

    Revenues are generated through commissions and transaction fees attached to each trade electronically routed through QuantEX to the many destinations available from the application. We do not derive royalties from the sale or licensing of the QuantEX software.

SMARTSERVERS

    SmartServers allow clients to send orders to a computer for execution using a designated trading strategy. Clients may send orders via the Platform and QuantEX, via direct connections and via our Electronic Trading Desk. SmartServers implement a trading strategy in an automated fashion and thereby serve as an additional trading resource, allowing clients to focus their time and attention on other trading issues.

    We have introduced our first server-based trading strategy with the VWAP SmartServer. The VWAP SmartServer is designed to allow clients to direct their orders to us to be executed in a manner designed to closely track a security's volume-weighted average price, or VWAP, throughout the trading day. The VWAP SmartServer analyzes trade size and liquidity and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

ELECTRONIC TRADING DESK

    The Electronic Trading Desk is a full-service agency execution group that specializes in the use of our proprietary products, including extensive use of POSIT for trade execution. For clients that do not send orders electronically to POSIT, our account executives receive orders for POSIT matches by telephone, fax or e-mail. The desk accepts orders until a POSIT match begins and after completion of the match execution reports are given verbally to clients who have placed verbal or fax orders with the desk.

    In addition to order management services for POSIT, the Electronic Trading Desk provides agency execution services. QuantEX and Platform clients deliver lists of orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically to the client's terminal. Trading desk personnel are thereby able to assist customers with decision support analyses generated by ITG Platform or QuantEX and with the execution of trades. Clients give traders single stock orders or lists of orders to work throughout the day as well as unfilled orders that remain due to order imbalances in POSIT matches.

    For order completion outside of POSIT match windows, the Electronic Trading Desk utilizes numerous sources of liquidity to complete the trade. The trading desk will actively seek the contra side of client orders by soliciting interest among other clients, use QuantEX to route the orders to multiple markets, including primary exchanges, regional exchanges, over-the-counter market makers and electronic communications networks, or use our active order traders to execute the trade with floor brokers or over-the-counter brokers.

    The Portfolio Trading Group of our desk focuses on agency-only list and program trading. By employing a step-by-step process that leverages technology and access to multiple sources of liquidity, the Portfolio Trading Group seeks to systematically achieve high quality execution for the client. A client program is evaluated with a pre-trade analysis to determine aggregate portfolio characteristics, liquidity ranking and market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using QuantEX to meet execution objectives on an agency or agency incentive basis. After the execution is completed, we provide the client with comprehensive reports analyzing execution results utilizing ITG Research products.

ITG PLATFORM

    ITG Platform, introduced in the first quarter of 1996, provides clients with seamless connectivity from their desktop to a variety of execution destinations, such as POSIT, the Electronic Trading Desk, our SmartServers, New York Stock Exchange and American Stock Exchange via SuperDOT, and the Nasdaq National Market and other over-the-counter market makers. We intend to create links to additional electronic communications networks and other liquidity sources where appropriate. Orders may be corrected or canceled electronically, and all reports are delivered electronically back to the ITG Platform. The ITG Platform also supports special trading interfaces as needed by POSIT 4 applications. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics, such as average historical share volumes, dollar volumes, volatility and historical spread statistics.

    The ITG Platform was intended for broad distribution to institutional clients, so it was designed to run in conventional PC environments alongside other applications, and be inexpensive to install, maintain and support.

    Many technical features support these goals:

    - Other PC applications can interact with the ITG Platform using the Financial Information eXchange, or FIX, data messaging protocol or using "drag and drop."

    - ITG Platform incorporates a spreadsheet package, so users can extend their trade blotter with custom calculations.

    - Custom execution reports can be created to fit each user's requirements.

    - ITG Platform can access Bridge and ILX quote data if those systems are used by the client.

    - New versions of ITG Platform are distributed automatically to client sites and installed without user or our intervention.

    As of December 31, 1998, there were 507 installations of ITG Platform at 266 client sites.

"ISIS" PRE- AND POST-TRADE ANALYSIS

    Accessed through QuantEX, ISIS is an equity pre- and post-trade analysis system. Via the ISIS facility, QuantEX users can request both aggregate and stock-by-stock liquidity reports for a trade portfolio prior to and during execution. Clients can generate standard reports or use a report writer to design custom reports. Reports can be viewed, printed or saved to a file. Certain elements of these reports can also be displayed directly on the QuantEX execution page and referenced in QuantEX strategies. These pre-trade analyses help QuantEX users make decisions about how best to trade a portfolio, for example by helping identify the most difficult trades for special handling and by providing a reference point for evaluating principal trade pricing.

    The ISIS post-trade reporting facility allows QuantEX users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Available benchmarks include the volume-weighted average price, closing price and opening price. Post-trade reports generated by ISIS have the same output options as the pre-trade facility, namely on screen, to a printer or to a file.

ITG/OPT

    ITG/Opt is a computer-based equity portfolio selection system that employs advanced optimization techniques to help investors construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to "long/short" and taxable investors, as well as any investor seeking to control transaction costs. ITG/Opt is usually delivered as a "turnkey" system that includes software and, in some cases, hardware and data. Included in the service is telephone and on-site support to assist in training and integration of the system with the user's other investment systems and databases. In addition to its core portfolio construction capabilities, ITG/Opt has powerful backtesting and batch scheduling features that permit efficient researching of new or refined investment strategies. The system, which is targeted at highly sophisticated investment applications, is offered primarily on a value-added basis to our largest clients. Typically, portfolios that are constructed using ITG/Opt are executed via ITG, using one or more execution services, such as QuantEX, the Electronic Trading Desk and POSIT 4.

ITG RESEARCH

    In addition to its role in the firm's overall research and development effort, Research provides both sales and consulting services to our clients and prospects. Taken together, these activities are a key component of our overall relationship development and maintenance activities.

    In its sales capacity, Research introduces our clients and prospects to the full range of products and services offered by the firm and provides information about features, pricing and technical/ functional specifications. The sales process includes development of an in-depth understanding of client practices and requirements and the design and presentation of integrated solutions based on our products.

    Consulting encompasses a set of value-added services for the benefit of our clients. These services break down into two main categories: support for our products and provision of quantitative analysis. The products supported by Research are QuantEX, ISIS, Platform, POSIT 4 and ITG/Opt. Support activities include trading strategy design and implementation, system integration, training and coordination of technical support. Quantitative analysis covers a broad range of activities such as transaction cost analysis, investment strategy simulations and provision of historical time series of proprietary analytics. As part of its analysis activities, Research publishes and distributes studies on topics of interest to its clients. In the same way users of fundamental research compensate the traditional brokerages that provide such research (i.e., directing commissions to such brokerage house), our clients reward the firm for these value-added research services.

ITG EUROPE

    We are pursuing the international market in a variety of ways, through joint-ventures with strategic partners and the development of specially-tailored versions of our services. In the fourth quarter of

1998, we and Societe Generale finalized a 50/50 joint venture through the creation of Investment Technology Group (Europe) Limited. On November 18, 1998, ITG Europe launched a new agency brokerage operation that includes the operation of a European version of the POSIT system, which currently matches buyers and sellers of U.K.-listed equities twice daily, at 11:00 a.m. and 3:00 p.m., London time.

AUSTRALIAN POSIT

    In 1997, we and Burdett, Buckeridge & Young finalized a 50/50 joint venture through the creation of ITG Australia Limited, a new international brokerage firm that applies our cost-saving execution and transaction research technologies to Australian equity trading. ITG Australia is the culmination of efforts commenced in 1995 when a license to POSIT was granted to Burdett, one of Australia's leading brokerage firms. Through this joint venture we are pursuing U.S. business from Australian investors and providing U.S. clients with access to the Australian marketplace.

CANADIAN QUANTEX

    We have developed a version of QuantEX for the Canadian markets. This software is licensed on a perpetual, exclusive, royalty-free basis to VERSUS Technologies, Inc., a Canadian technology-focused trade automation firm based in Toronto. The period of exclusivity for the Canadian QuantEX license expires on December 31, 1999. Pursuant to this license and a series of transactions with RBC Dominion Securities, the predecessor owner of the VERSUS assets, we received a minority interest in VERSUS. We and VERSUS have also entered into three agreements for trade execution by us in POSIT and other United States markets:
(a) a routing agreement pursuant to which VERSUS routes orders of Canadian registered brokers to us, (b) an introducing broker agreement pursuant to which VERSUS's registered broker affiliate sends institutional orders to us and (c) an introducing broker agreement pursuant to which VERSUS's registered broker affiliate sends retail orders to us.

ARIZONA STOCK EXCHANGE

    We are the executing broker for all transactions executed on the Arizona Stock Exchange. We perform this function as a courtesy to our clients. We share revenues generated from these transactions with the Arizona Stock Exchange.

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. Regulation of broker-dealers has been primarily delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. and national securities exchanges. The National Association of Securities Dealers has been designated by the SEC as our self-regulatory organization. The self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. ITG Inc. is a registered broker-dealer in 49 states and the District of Columbia.

    Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure of securities firms, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

    ITG Inc. is required by law to belong to the Securities Investor Protection Corporation. In the event of a broker-dealer's insolvency, the Securities Investor Protection Corporation fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

    REGULATION ATS

    Since the formation of the POSIT joint venture, POSIT has operated under a no-action letter from the SEC staff that it would take no enforcement action if POSIT were operated without registering as an exchange. As a result, POSIT has not been registered with the SEC as an exchange, although ITG Inc. is registered as a broker-dealer and is subject to regulation as such. Material changes to POSIT currently require prior notice to the SEC pursuant to the conditions of the no-action letter and under Rule 17a-23 under the Exchange Act. On December 2, 1998, the SEC adopted Regulation ATS, which repeals Rule 17a-23 and establishes a new regulatory framework for alternative trading systems such as POSIT. Regulation ATS will allow alternative trading systems to choose to register as exchanges or as broker-dealers and will require compliance with informational requirements that are similar to Rule 17a-23. However, POSIT will no longer be subject to the restrictions of the no-action letter. Upon effectiveness of Regulation ATS on April 21, 1999, we anticipate that we will continue to operate POSIT as part of our broker-dealer operations and will not register POSIT as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact legislation applicable to alternative trading systems.

    NET CAPITAL REQUIREMENT

    As a registered broker-dealer, ITG Inc. is subject to the SEC's uniform net capital rule. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

    The net capital rule prohibits a broker-dealer doing business with the public from allowing the aggregate amount of its indebtedness to exceed 15 times its adjusted net capital or, alternatively, its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from clients and broker-dealers) computed in accordance with the net capital rule. We use the latter method of calculation.

    A change in the net capital rule, imposition of new rules or any unusually large charge against capital could limit certain operations of ITG Inc., such as trading activities that require the use of significant amounts of capital.

    As of December 31, 1998, ITG Inc. had net capital of $72.0 million, which exceeded minimum net capital requirements by $71.7 million. Jefferies Group, Inc. ("Jefferies Group") and we have previously announced plans to separate Jefferies & Company, Inc. ("Jefferies & Company") and other Jefferies Group subsidiaries from our company through a spin-off and upstream merger and the related transactions. If the spin-off and upstream merger and the related transactions had been completed on December 31, 1998, on a pro forma basis ITG Inc. would have had regulatory net capital of $10 million, which includes pro forma borrowing of approximately $1.4 million. Based on a closing of the upstream merger of March 31, 1999, we estimate that ITG Inc. will have excess net regulatory capital of approximately $20 million. In addition, we have arranged a $20 million revolving credit facility that we will be entitled to draw on to increase net regulatory capital. For a discussion of these transactions and the anticipated effects on operating and regulatory capital, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources and--Jefferies Group and ITGI Plan to Separate into Two Independent Companies". Although we believe that the combination of our existing net regulatory capital, operating cash flows and the revolving credit facility will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on our business and our results of operations.

CREDIT RISK

    Although ITG Inc. is registered as a broker-dealer, we generally do not perform traditional broker-dealer services. We do not act as a market-maker with respect to any securities or otherwise as a principal in any securities transactions; we act only on an agency basis. Therefore, we do not have exposure to credit risks in the way that traditional broker-dealers have such exposure. The relatively low credit risk of our businesses is reflected in the minimal net capital requirements imposed on ITG Inc. as a broker-dealer.

LICENSE AND RELATIONSHIP WITH BARRA

    In 1987, Jefferies & Company and BARRA Inc. formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies & Company assigned all of its rights relating to the joint venture and the license agreement, discussed below, to us.

    The technology used to operate POSIT is licensed to us pursuant to a perpetual license agreement between us and the joint venture. The license agreement grants us the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. We pay quarterly royalties to the joint venture to use other proprietary software that operates in conjunction with POSIT equal to specified percentages of the transaction fees charged by us on each share crossed through POSIT. For the years ended December 31, 1998, 1997 and 1996, BARRA received aggregate royalty payments from the joint venture of $15.2 million, $9.8 million, and $8.8 million, respectively, under the license agreement. Under the terms of the joint venture, we and BARRA are prohibited from competing directly or indirectly with POSIT.

    The license agreement permits BARRA on behalf of the joint venture to terminate the agreement upon certain events of bankruptcy or insolvency or upon an uncured breach by us of certain covenants, the performance of which are all within our control. Although we do not believe that we will experience difficulty in complying with our obligations under the license agreement, any termination of the license agreement resulting from an uncured default would have a material adverse effect on us.

    Under the license agreement and the terms of the joint venture, BARRA continues to provide certain support services to us in connection with the operation of POSIT, including computer time, software updates and the availability of experienced personnel. BARRA also provides support for the development and maintenance of POSIT.

    Under the terms of the joint venture, BARRA generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the joint venture. The POSIT joint venture may earn a royalty from licensing the POSIT technology to other businesses. The joint venture licensed to us and Burdett the right to use the POSIT technology for crossing equity securities in Australia.

    In the third quarter of 1997, BARRA finalized a joint venture with Prebon Yamane to market POSIT-FRA, the first computer-based system for crossing forward rate agreements. The POSIT joint venture licensed the POSIT software to Prebon. POSIT-FRA provides a confidential electronic environment where major financial institutions can match specific sets of forward rate agreements contracts to offset interest rate risk, a condition that is pervasive in interest rate swap portfolios.

    In the fourth quarter of 1998, we finalized the formation of ITG Europe with Societe Generale. The POSIT joint venture has licensed to ITG Europe the POSIT software.

COMPETITION

    The automated trade execution and analysis services offered by us compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, Nasdaq and electronic communications networks such as Instinet, for trade execution services. Many of our competitors have substantially greater financial, research and development and other resources. We believe that our services compete on the basis of access to liquidity, transaction costs, market impact cost, timeliness of execution and probability of trade completion. Although we believe that POSIT, QuantEX, ITG Platform and the Electronic Trading Desk and Research services have established certain competitive advantages, our ability to maintain these advantages will require continued investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages. In addition, we cannot predict the effect that changes in regulation may have on the competitive environment. In particular, the adoption of Regulation ATS may make it easier for securities exchanges, Nasdaq or others to establish competing trading systems.

RESEARCH AND PRODUCT DEVELOPMENT

    We believe that fundamental changes in the securities industry have increased the demand for technology-based services. We devote a significant portion of our resources to the development and improvement of these services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. The software programs, which are incorporated into our services, are subject, in most cases, to copyright protection. Research and development costs were $11.0 million, $8.4 million and $6.8 million for 1998, 1997 and 1996, respectively.

    In connection with such research and product development and capital expenditures to improve other aspects of our business, we incur substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, we may not reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. Conversely, sudden surges in transaction volumes can result in increased profit and profit margin. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur, the expenses related to such investments could, as they have in the past, cause reduced profitability or losses. Additionally, during recent periods of high transaction volumes and increased revenues, we have also made substantial capital and operating expenditures to enhance future growth prospects.

    We work closely with BARRA on the development of POSIT enhancements. We expect to continue this level of investment to improve existing services and continue the development of new services.

DEPENDENCE ON PROPRIETARY INTELLECTUAL PROPERTY; RISKS OF INFRINGEMENT

    Our success is dependent, in part, upon our proprietary intellectual property. We generally rely upon patents, copyrights and trademarks to establish and protect our rights in our proprietary technology, methods and products. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any patent, copyright or trademark we may obtain will protect our competitive advantages. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

    There are numerous patents in the computer and financial industries and new patents are being issued at a rapid rate. Therefore, it is not economically practicable to determine in advance whether any of our products or any of its components or a service or method infringes the patent rights of others. It is likely that from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a joint venture partner, customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on us. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

EMPLOYEES

    As of December 31, 1998, we employed 261 personnel.

ITEM 2. PROPERTIES

    Our principal offices are located at 380 Madison Avenue in New York City where we occupy the entire 4(th) floor or approximately 44,704 square feet of office space. In anticipation of future expansion we have leased a portion of the 5(th) floor (approximately 12,726 square feet of office space). This space is currently being sub-let. The lease payment as compared to the rental income will have an immaterial effect upon our operating results. The fifteen-year lease term for both the fourth and fifth floors expire in 2012.

    We also maintain a research, development and technical support services facility in Culver City, California where we occupy approximately 44,316 square feet of office space. We lease the California facility pursuant to a ten-year lease agreement that expires in December 2005.

    Additionally, we also maintain a "hot" backup and regional office for Financial Engineering Research and QuantEX support in Boston, Massachusetts where we occupy approximately 10,588 square feet of office space. The ten-year lease term for this space expires in 2005.

ITEM 3. LEGAL PROCEEDINGS

    In 1998, we received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. We believe that the tax benefits in question were taken properly and intend to vigorously contest the proposed adjustments. Based on the facts and circumstances known at this time, we are unable to predict when this matter will be resolved or the costs associated with its resolution.

    In February 1999, we became aware of patents purportedly owned by Belzberg Financial Markets & News International Inc. and Sydney Belzberg, an officer of that company (the "Belzberg

Patents"). One or more of the Belzberg Patents may relate to the devices, means an or methods that we and/or customers, licensees or joint venture partners use in the conduct of business. On March 5, 1999, a Canadian licensee of some of our technology, received a letter asserting that the licensee was infringing one of the Belzberg Patents. The licensee has denied the claims of infringement and has asserted that the Belzberg Patent at issue is invalid or unenforceable. Under certain conditions, we may have a duty to defend or indemnify the licensee for any costs or damages arising out of an infringing use of the technology we have licensed to them. We are monitoring the matter and may participate in any challenge to the Belzberg Patent the licensee may make.

    We are unaware of any actual claims of patent infringement leveled against us or any of our customers or joint venture partners by any of the title owners of the Belzberg Patents. Based upon our review to date we believe that any such claims arising out of the Belzberg Patents would be without merit and we would vigorously defend any such claim, including, if warranted, initiating legal proceedings. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that any potential claim would be resolved favorable to us or that it would not have a material adverse affect on us. We will monitor the Belzberg Patent situation and take action accordingly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

    Our common stock is quoted on the Nasdaq National Market under the symbol "ITGI". In connection with the spin-off and upstream merger and the related transactions, we have applied for listing of New ITGI common stock on the New York Stock Exchange under the symbol "ITG."

    The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market.

                                                                               HIGH        LOW
                                                                             ---------  ---------
1998
  First Quarter............................................................  $   37.50  $   24.38
  Second Quarter...........................................................      35.50      25.50
  Third Quarter............................................................      34.00      27.25
  Fourth Quarter...........................................................      62.06      18.50

1997
  First Quarter............................................................      23.75      18.38
  Second Quarter...........................................................      26.88      17.88
  Third Quarter............................................................      32.00      26.31
  Fourth Quarter...........................................................      31.25      26.25

    On March 15, 1999, the closing sales price per share for our common stock as reported on the Nasdaq National Market was $46.50. On March 15, 1999, we believe that our common stock was held by approximately 1,500 stockholders of record or through nominee in street name accounts with brokers.

    We have not paid a dividend since May 4, 1994. Prior to and subject to the satisfaction of the conditions to the upstream merger, we will pay a special cash dividend of $4.00 per share to each stockholder of record as of April 20, 1999. Our revolving credit facillity restricts our ability to pay dividends. See "Management's Discussion of Financial Condition and Results of Operations--Liquidity and Capital Resources." Our dividend policy following consummation of the upstream merger will be to retain earnings to finance the operations and expansion of our businesses. Other than the special cash dividend, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected Consolidated Statement of Operations data and the Consolidated Statement of Financial Condition data presented below as of and for each of the years in the five-year period ended December 31, 1998, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, independent auditors. Earnings per share information prior to 1997 has been retroactively restated to conform with the FASB SFAS No. 128, EARNINGS PER SHARE. Such data should be read in connection with the consolidated financial statements contained on pages 28 through 51.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------------
                                                                   1998        1997        1996       1995      1994(1)
                                                                ----------  ----------  ----------  ---------  ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues................................................  $  212,205  $  137,042  $  111,556  $  72,381  $   56,716
Total expenses................................................     131,270      89,782      70,555     47,493      69,106
                                                                ----------  ----------  ----------  ---------  ----------
Income (loss) before income taxes.............................      80,935      47,260      41,001     24,888     (12,390)
Income tax expense (benefit)..................................      37,541      20,343      17,666      9,983      (4,529)
                                                                ----------  ----------  ----------  ---------  ----------
Net income (loss).............................................  $   43,394  $   26,917  $   23,335  $  14,905  $   (7,861)
                                                                ----------  ----------  ----------  ---------  ----------
                                                                ----------  ----------  ----------  ---------  ----------
Basic net earnings (loss) per share of common stock...........  $     2.36  $     1.48  $     1.28  $    0.81  $    (0.45)
                                                                ----------  ----------  ----------  ---------  ----------
                                                                ----------  ----------  ----------  ---------  ----------
Diluted net earnings (loss) per share of common stock.........  $     2.25  $     1.42  $     1.26  $    0.81  $    (0.45)
                                                                ----------  ----------  ----------  ---------  ----------
                                                                ----------  ----------  ----------  ---------  ----------
Basic weighted average shares outstanding (in millions).......        18.4        18.2        18.3       18.5        17.5
Diluted weighted average shares and common stock equivalents
  outstanding (in millions)...................................        19.3        18.9        18.6       18.5        17.5

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA:
Total assets..................................................  $  180,512  $  113,641  $   82,798  $  55,318  $   38,354
Total stockholders' equity....................................  $  143,709  $   93,763  $   67,093  $  45,479  $   31,893

OTHER SELECTED FINANCIAL DATA:
Revenues per trading day (in thousands).......................  $      842  $      542  $      439  $     287  $      225
Shares executed per day (in millions).........................          43          27          22         15          10
Revenues per average number of employees (in thousands).......  $      888  $      733  $      814  $     689  $      675
Average number of employees...................................         239         187         137        105          84
Total number of customers(2)..................................         535         452         417        354         274
  POSIT.......................................................         490         414         396        330         253
  QuantEX.....................................................          54          50          55         81          58
  Platform....................................................         266         138          36        N/A         N/A
Total number of customer installations:
  QuantEX.....................................................         144         138         109         97          78
  Platform....................................................         507         204          67        N/A         N/A
Return on average stockholders' equity........................        37.4%       33.9%       45.5%      39.3%      (35.0)%
Book value per share..........................................  $     7.73  $     5.15  $     3.68  $    2.47  $     1.72
Tangible book value per share.................................  $     7.66  $     5.04  $     3.54  $    2.27  $     1.52
Price to earnings ratio using diluted net earnings per share
  of common stock.............................................        27.6        19.7        15.3       11.4         N/A

    The following graph represents the number of shares ITG Inc. executed as a percentage of the market volume in the U.S. market.( 3)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

ITG VOLUME AS A PERCENTAGE OF MARKET VOLUME
1993                                            0.0153
1994                                             0.017
1995                                             0.019
1996                                            0.0226
1997                                            0.0224
1998                                            0.0294

------------------------------

(1) In connection with our initial public offering (the "Offering") in May 1994, certain management employment agreements, the performance share plans
     (consisting of a 12.7% phantom equity interest in ITG Inc. and an annual profits bonus component) and non-compensatory ITG stock options (on 10% of the outstanding shares of ITG Inc. common stock) were terminated as of May 1, 1994 in exchange for $31.1 million in cash, a portion of which was used to purchase Jefferies Group common stock. Prior to December 31, 1993, we had expensed and paid to Jefferies Group an additional $9.4 million related to the above-mentioned Performance Share Plans. Immediately prior to the consummation of the Offering, Jefferies Group transferred its $9.4 million liability and an equivalent amount of cash to us and it was to be applied by the us as part of the termination of the Performance Share Plans. The total liability in connection with the above-mentioned plans was $40.5 million. Of the non-recurring expense of $31.1 million, approximately $900,000 was recorded in Performance Share Plans expense in the first two quarters of 1994 under the terms of the prior agreement. The total Performance Share Plans expense recorded for the first two quarters of 1994 was $1.5 million. The remaining $600,000 of such expense was for the annual profits bonus component of the Performance Share Plans for January 1, 1994 through May 1, 1994 (the termination date of the above-mentioned plans). Only the future annual profits bonus component (post Offering) of the above-mentioned plans was determined to be a component of the $40.5 million liability. The annual profits bonus component was earned during the period January 1, 1994 through May 1, 1994 by the payees regardless of the Offering. The remaining liability of $30.2 million was recorded as termination of plans expense in the second quarter of 1994.

(2) Customers include those clients who have generated revenues in each year in excess of $1,000.00.

(3) The percentages on the graph are total ITG shares executed divided by the "market" volume. Total ITG shares executed includes total POSIT shares, QuantEX shares and shares executed by the Electronic Trading Desk. Market volume includes shares executed by and as provided by the New York Stock Exchange and Nasdaq. Market volume excludes ITG shares executed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis along with our financial statements, including the notes.

GENERAL

    We are a leading provider of automated securities trade execution and analysis services to institutional equity investors. We are a full-service execution firm that utilizes transaction processing technology to increase the effectiveness and lower the cost of institutional and other trading. We generate substantially all of our revenues from a single line of business consisting of the following four services:

    - POSIT, an electronic stock crossing system;

    - QuantEX, a decision-support, trade management and routing system;

    - ITG Platform, a PC-based routing and trade management system; and

    - Electronic Trading Desk, an agency-only trading desk offering clients efficient trading services with multiple sources of liquidity.

    REVENUES primarily consist of commissions and fees from customers' use of our transaction processing and analysis services. Because these commissions and fees are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services.

    EXPENSES consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, consulting, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, commissions paid to employees of Jefferies Group, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, reduced by the employee portion of capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees. Software royalties expenses are payments to our POSIT joint venture partner, BARRA. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Consulting expenses are fees and commissions paid to non-employee consultants for equity research, product development and other activities. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes gains on the sale of equity investments, as offset by amortization of goodwill, equity loss pickup and initial start-up costs. Spin-off costs include legal, accounting, consulting and various other expenses related to the Company's proposed spin-off and upstream merger and the related transactions. Other general and administrative expenses include amortization of goodwill, legal, audit, tax and promotional expenses.

RESULTS OF OPERATIONS

    The table below sets forth certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Revenues.................................................................................      100.0%     100.0%     100.0%
Expenses.................................................................................
  Compensation and employee benefits.....................................................       24.3       22.2       22.5
  Transaction processing.................................................................       12.7       15.6       14.1
  Software royalties.....................................................................        7.2        7.2        7.9
  Occupancy and equipment................................................................        5.6        6.7        5.5
  Consulting.............................................................................        1.1        1.5        2.2
  Telecommunications and data processing services........................................        3.8        4.8        4.3
  Net loss on long-term investments......................................................        0.1        0.2        0.0
  Spin-off costs.........................................................................        0.9        0.0        0.0
  Other general and administrative.......................................................        6.2        7.3        6.8
        Total expenses...................................................................       61.9       65.5       63.2
Operating income.........................................................................       38.1       34.5       36.8
Income tax expense.......................................................................       17.7       14.8       15.8
Net income...............................................................................       20.4       19.6       20.9

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES

    Total revenues increased $75.2 million, or 54.9%, from $137.0 million to $212.2 million. The number of trading days were 252 in 1998 compared to 253 in 1997. Revenues per trading day increased by $300,000, or 55.5%, from $542,000 to $842,000. Revenues per employee increased $182,000, or 28.8%, from $631,000 to $813,000. The increases were attributable to increases in the number of our customers and increases in trading volume by our existing customers. Revenues from the Electronic Trading Desk increased $19.5 million, or 64.9%, from $30.1 million to $49.6 million. Number of shares crossed on the POSIT system increased
2.1 billion, or 56.8%, from 3.7 billion to 5.8 billion. POSIT revenues in turn increased $41.6 million, or 55.2%, from $75.4 million to $117.0 million. QuantEX revenues increased $12.0 million, or 39.9%, from $30.1 million to $42.1 million.

    EXPENSES

    Total expenses increased $41.5 million, or 46.2%, from $89.8 million to $131.3 million.

    The following table itemizes expenses by category (in thousands):

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       --------------------
                                                                         1998       1997      CHANGE     % CHANGE
                                                                       ---------  ---------  ---------  -----------
Compensation and employee benefits...................................  $  51,462  $  30,479  $  20,983        68.8%
Transaction processing...............................................     26,920     21,413      5,507        25.7
Software royalties...................................................     15,247      9,848      5,399        54.8
Occupancy and equipment..............................................     11,886      9,204      2,682        29.1
Consulting...........................................................      2,338      2,017        321        15.9
Telecommunications and data processing services......................      8,138      6,605      1,533        23.2
Net loss on long-term investments....................................        204        297        (93)      (31.3)
Spin-off costs.......................................................      1,936         --      1,936         N/A
Other general and administrative.....................................     13,139      9,919      3,220        32.5
Income taxes.........................................................     37,541     20,343     17,198        84.5

    COMPENSATION AND EMPLOYEE BENEFITS. Salaries, bonuses and related employee benefits increased approximately $21.0 million over the prior year. Such increases were primarily due to our profitability-based compensation plan, growth in our employee base of 44 or 20.3%, from 217 to 261 and additional compensation necessary to attract and retain quality personnel. Over 50% of the increase in new employees were staffed in technology, product development and production infrastructure. In addition, our board of directors voted to accelerate the vesting of the options of our recently deceased President and Chief Executive Officer, Scott P. Mason, resulting in a $2.8 million charge to compensation expense, representing 13% of the increase.

    TRANSACTION PROCESSING. The increase in transaction processing is primarily due to an increase in ticket charges associated with a higher volume of transactions in 1998. The increase in ticket charges of 28% was not proportionate with the increase in revenues of 55% due to volume discounts associated with clearing and execution services. A decrease in specialist fees of 26% and floor broker fees of 3%, was offset by the volume increases in shares executed by specialists of 49% and floor brokers of 51%, resulting in a net increase in transaction processing expenses. Transaction processing as a percentage of revenues decreased from 15.6% in 1997 to 12.7% in 1998.

    SOFTWARE ROYALTIES. As software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

    OCCUPANCY AND EQUIPMENT. The increase in occupancy and equipment is primarily attributable to additional depreciation and amortization of leasehold improvements (representing 65% of the increase) and rent expense (representing 33% of the increase) related to the relocation and expansion of our corporate headquarters (occupied in June 1997), combined with increases in headcount and purchases of additional technologically advanced software.

    CONSULTING. The increase in consulting expense is primarily due to costs incurred for accounting and financial research of international joint venture opportunities and a major telecommunication system conversion.

    TELECOMMUNICATIONS AND DATA PROCESSING SERVICES. The increase in technological and data communications processing expenses stems primarily from the data feed upgrades for clients, primarily market data line connections, and expenses relating to a telecommunication network conversion and contingency planning.

    NET LOSS ON LONG-TERM INVESTMENTS. The decrease in net loss on long-term investments is due to income of $3.8 million recognized from the sale of our 37.4% equity ownership interest in the Long-

View Group, Inc., offset by initial start-up costs for ITG Europe of $1.3 million and the combined costs of equity loss pick-up and amortization of goodwill on ITG Australia of $0.2 million and the LongView Group, Inc, of $0.8 million.

    SPIN-OFF COSTS. The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off transactions.

    OTHER GENERAL AND ADMINISTRATIVE. The increase in other general and administrative expenses was the result of a write-off of a net receivable from the former Global POSIT joint venture of approximately $1.0 million, accelerated software amortization for specific products, increases in business development costs, such as advertising and active sales efforts, and additional administrative costs, associated with ITG Europe.

    INCOME TAX EXPENSE

    The increase in income tax expense is the result of an increase in pretax income and an increase in the effective tax rate from 43.0% in 1997 to 46.4% in 1998. The increase in the effective rate was due to certain non-deductible expenses, such as goodwill amortization and spin-off costs and the inability to offset international losses with United States profits in calculating income tax expense, that were not present in 1997.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUES

    Total revenues increased $25.4, or 22.9%, from $111.6 million to $137.0 million. Increased revenues were attributed to a growing use of POSIT, QuantEX and Electronic Trading Desk services. POSIT revenues increased $8.2 million, or 12.2%, from $67.2 million to $75.4 million while QuantEX revenues increased $5.2 million, or 21.2%, from $24.9 million to $30.1 million. Electronic Trading Desk services increased $12.3 million, or 69.2%, from $17.8 million to $30.1 million. Revenues per trading day increased by $103,000, or 23.5%, from $439,000 to $542,000. Revenues per employee decreased $80,000, or 11.3%, from $711,000 to $631,000.

    EXPENSES

    Total expenses increased $19.2 million, or 27.3%, from $70.6 million to $89.8 million.

    The following table itemizes expenses by category (in thousands):

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                         --------------------
                                                                           1997       1996      CHANGE     % CHANGE
                                                                         ---------  ---------  ---------  -----------
Compensation and employee benefits.....................................  $  30,479  $  25,047  $   5,432        21.7%
Transaction processing.................................................     21,413     15,737      5,676        36.1
Software royalties.....................................................      9,848      8,798      1,050        11.9
Occupancy and equipment................................................      9,204      6,111      3,093        50.6
Consulting.............................................................      2,017      2,492       (475)      (19.1)
Telecommunications and data processing services........................      6,605      4,789      1,816        37.9
Net loss on long-term investments......................................        297         --        297         N/A
Spin-off costs.........................................................         --         --         --         N/A
Other general and administrative.......................................      9,919      7,581      2,338        30.8
Income taxes...........................................................     20,343     17,666      2,677        15.2

    COMPENSATION AND EMPLOYEE BENEFITS. The increase in compensation and employee benefits expenses is due to an increase in the number of employees offset by an increase in capitalized software.

Capitalized software development costs increased approximately $4.4 million, primarily due to additional projects and an increase in staff engaged in software development. Compensation and employee benefits expenses per person decreased $18,000, or 11.3%, from $159,000 to $141,000.

    TRANSACTION PROCESSING. The increase in transactions processing expenses is primarily due to the expense associated with a higher volume of transactions and shares. Transaction processing expenses as a percentage of revenues increased from 14.1% to 15.6%, primarily from a shift in the business mix towards QuantEX and Electronic Trading Desk services. Those products have slightly lower margins than POSIT due to charges for floor brokerage fees which are not incurred with the POSIT business.

    SOFTWARE ROYALTIES. As software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

    OCCUPANCY AND EQUIPMENT. The increase in occupancy and equipment expense is due primarily to relocation of our corporate headquarters from 900 Third Avenue to 380 Madison Avenue in mid-June 1997. Rent expense increased accordingly as the rental square footage increased by more than 100%. We also had to accelerate the write-off of the unamortized leasehold improvements from the 900 Third Avenue location. In addition, depreciation expense increased approximately $1.7 million as a result of purchases of additional equipment associated with both the move and increased headcount.

    CONSULTING. Consulting is primarily for functions, which we currently believe, are advantageous to out-source. The decrease is due primarily to our undertaking in 1996 nonrecurring special projects related to contingency planning and systems' security.

    TELECOMMUNICATIONS AND DATA PROCESSING SERVICE. The increase is due primarily to communications costs incurred in 1995 and 1996 relating to the POSIT Joint Venture, which were presented for payment in the second quarter of 1997. In addition, duplicate services were required for the 900 Third Avenue and 380 Madison Avenue locations in connection with the move of our headquarters.

    NET LOSS ON LONG-TERM INVESTMENTS. The increase in the net loss on long-term investments is due to the combined costs of equity loss pick-up and amortization of goodwill on ITG Australia and the LongView Group, Inc, of $79,000 and $218,000, respectfully.

    OTHER GENERAL AND ADMINISTRATIVE EXPENSE. The increase is largely attributable to the increase in headcount of 60 employees. Related costs, primarily services provided by Jefferies & Company, increased by approximately $374,000. Travel and entertainment costs increased by approximately $1.1 million primarily from an increased effort to promote our products. Legal fees increased by approximately $510,000 as a result of exploring several strategic initiatives and the costs associated with outsourcing legal services pending the hiring of a new in-house general counsel.

    INCOME TAX EXPENSE

    Income tax expense increased by $2.6 million, or 14.7% from $17,700 to $20,300. The increase is primarily due to an increase in pretax income. The effective tax rate in 1997 and 1996 was 43.0% and 43.1%, respectively.

DEPENDENCE ON MAJOR CUSTOMERS

    During 1998, revenue from our 10 largest customers accounted for approximately 30.7% of our total revenue while revenue from each of our three largest customers accounted for 7.9%, 4.5% and 3.2%, respectively, of total revenue. During 1997, revenue from our 10 largest customers accounted for approximately 34.5% of our total revenue while revenue from each of our three largest customers accounted for 8.8%, 5.9%, and 3.4%, respectively, of total revenue. Customers may discontinue use of our services at any time. The loss of any significant customers could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities offered through POSIT, which may adversely affect the liquidity of the system.

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity and capital resource requirements are the result of the funding of working capital needs, primarily consisting of compensation, benefits and transaction processing fees and software royalty fees. Historically, all working capital requirements have been met by cash from operations. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash.

    We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned, at fair value, include highly liquid, variable rate municipal securities, auction rate preferred stock and common stock. At December 31, 1998, cash equivalents amounted to $77.3 million and receivables from brokers, dealers and other of $24.1 million were due within 30 days.

    We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of December 31, 1998, we had an investment in an arbitrage fund. The fund's strategy is to invest in a hedged portfolio of convertible securities. This strategy seeks an enhanced level of capital appreciation by focusing on current income and capital appreciation. At December 31, 1998, the amount of these investments was $1.0 million.

    Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. See "Business--Regulation." We believe that cash flows from operations and the payment of the exercise price upon the exercise of expiring options will provide ITG Inc. with sufficient regulatory capital. On March 16, 1999, we entered into an agreement with a bank to borrow, effective upon the closing of the merger, up to $20 million on a revolving basis to enable ITG Inc. to satisfy its regulatory net capital requirements. The commitment will expire on March 14, 2000. Any amounts drawn may be prepaid at any time, but no later than March 15, 2001. We have agreed to pay an up-front fee totaling 1.5% of the commitment and will incur a fee at a rate per annum equal to 0.35% on the daily amount of the unused commitment to March 13, 2000. The interest rate on any amounts drawn will be prime; if such amounts are not repaid within two weeks, the interest rate will increase to prime plus 2%. The credit facility is secured by a pledge of the stock of ITG Inc., ITG Ventures, Inc. and ITG Global Trading Incorporated. This agreement limits our ability to pay cash dividends or incur indebtedness and requires us to comply with certain financial covenants. Assuming that the merger and related transactions will close on March 31, 1999, following payment of the special cash dividend we estimate that ITG Inc. will have excess net regulatory capital of approximately $20 million (not including the $20 million available under the new revolving credit facility). Although we believe that the combination of our existing net regulatory capital, operating cash flows and the revolving credit facility will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

    In 1998, we established a $2 million credit line with a bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia. The lender charges us interest at the federal funds rate plus 1%. We lend amounts borrowed to the ITG Australia and charge interest at the federal funds rate plus 2%. At December 31, 1998, no amounts were outstanding under this bank credit line and no amounts were owed to us by the ITG Australia. Borrowings from the bank and loans to the ITG Australia will not be permitted during the period that the revolving credit agreement discussed above is effective.

EFFECTS OF INFLATION

    We do not believe that the relatively moderate levels of inflation which have been experienced in North America in recent years have had a significant effect on our revenue or profitability. However, high inflation may lead to higher interest rates which might cause investment funds to move from equity securities to debt securities or cash equivalents.

THE YEAR 2000 ISSUE

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

    STRATEGY

    We are well aware of and are actively addressing the Year 2000 issue and the potential problems that can arise in any computer and software system. Planning and evaluation work began in 1997 including the identification of those systems affected. We established a "Year 2000 working group" to address the Year 2000 issue. We have targeted our efforts into three major areas: (1) vendors; (2) company proprietary products; and (3) clients.

    VENDORS. Our ability to successfully meet the Year 2000 challenge is in part dependent on our vendors. We have contacted our vendors to determine the status of their Year 2000 programs and have created a database recording each vendor's readiness status. Over 95% of our vendors have responded that their systems are currently Year 2000 compliant, and substantially all of our vendors have indicated that they expect their systems to be Year 2000 compliant by September 30, 1999. Based upon the results of our testing to date, we are satisfied with the representations we have received from our vendors. We are in the process of integrating Year 2000 compliant versions of our vendors' software and hardware with our proprietary products.

    COMPANY PROPRIETARY PRODUCTS. We have evaluated our trading systems and have endeavored to examine all code contained in our internally produced software. We have completed regression testing of all mission critical systems and released Year 2000 compliant versions of all such systems other than QuantEX. We plan to complete date-forward testing of all mission critical systems and release a Year 2000 compliant version of QuantEX by the end of June 1999. We also intend to participate in the Securities Industry Association's industry-wide testing program in 1999.

    CLIENTS. We sent a letter explaining our Year 2000 strategy to all clients in July 1998. In addition, we contacted clients on a project-by-project basis to ascertain compatibility between our systems and changes made to the clients' systems. We plan to provide point-to-point testing opportunities for our clients starting in April 1999.

    YEAR 2000 CONTINGENCY PLANNING

    We are in the early stages of establishing a Year 2000 contingency plan to deal with both internal and external failures of critical systems. The Year 2000 issue can affect all businesses that rely heavily on automated systems. Our Year 2000 contingency plan is therefore intended to address failures of internal systems, client connections and connections to trading destinations, as well as failures of major infrastructure components. We intend to have our contingency plan in place by July 1999 and to update and refine such plan as needed on a continuing basis. We believe, however, that such contingency plan will not provide satisfactory solutions for our worst-case scenario--the general failure of computer and communication systems relied upon by the securities industry, such as the systems provided by long distance telephone companies, the stock exchanges, Nasdaq, The Depository Trust Company and ADP Brokerage Services, and the failure of Jefferies & Company and W&D to provide services under their clearing and execution agreement with us. Such failure would prevent us from operating in whole or in part until such systems or services have been restored and could have a material adverse effect on us.

    In the event any of our internally developed systems fails, we will undertake to remediate such system on an emergency basis at the time of such failure. To ensure that adequate staff will be available to handle any such emergencies in January of 2000, we have imposed a moratorium on employee vacations during the first two weeks of January 2000, and have made arrangements to have a number of software development personnel (normally based in our Culver City office) at our New York headquarters during the final week of December 1999 and the first week of January 2000. Our inability to remediate a failure of any of our internally developed mission critical systems would prevent us from operating in whole or in part until such systems have been restored and could have a material adverse effect on us.

    COSTS

    We do not believe that the costs incurred to ready our systems for the Year 2000 will have a material effect on our financial condition. Total costs for the whole project are estimated to be between $2.5 and $3.0 million, which includes the cost of personnel, consultants and software and hardware costs. Through December 31, 1998, we had spent approximately $1.5 million on the Year 2000 project.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that these enterprises report certain information about their products and services, the geographical areas in which they operate, and their major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, although earlier application was permitted. The disclosure requirements of this standard were not applicable since the Company manages its operations through a single line of business (institutional agency trade executions).

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It identifies the characteristics of internal-use software and provides examples to assist in determining when the computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those in progress upon initial application of this SOP. We do not anticipate that the implementation of this statement will have a material impact on our consolidated financial statements.

JEFFERIES GROUP AND ITGI PLAN TO SEPARATE INTO TWO INDEPENDENT COMPANIES

    On March 17, 1998, we announced that we were planning the separation of Jefferies & Company and other Jefferies Group subsidiaries from our company through a series of transactions, including a special cash dividend, the transfer of Jefferies Group's assets and liabilities (other than those related to our company), a spin-off and a merger. Upon the consummation of the spin-off and upstream merger and the related transactions, the stockholders of Jefferies Group will be stockholders of our company and Jefferies Group will cease to be our parent company.

    First, the Company will pay a special cash dividend of $4.00 per share, payable pro rata to all of our stockholders of record on April 20, 1999, including Jefferies Group. The aggregate amount of the special cash dividend will be up to $75 million, of which we will pay $60.0 million to Jefferies Group.

    Following the payment of the special cash dividend, Jefferies Group will transfer all of its assets (other than its approximately 80.5% equity interest in our company) and all of its liabilities (other than liabilities related to our company) to a new company ("New Jefferies"). After such transfers have been completed and certain other conditions have been satisfied, Jefferies Group will distribute all of the outstanding common stock of New Jefferies pro rata to Jefferies Group stockholders.

    The spin-off will be followed immediately by a tax-free merger of our company into Jefferies Group, with our public shareholders receiving shares of Jefferies Group. Jefferies Group will then be renamed Investment Technology Group, Inc. ("New ITGI"). Based on the number of shares of Jefferies Group common stock expected to be outstanding on the date of the spin-off and upstream merger (approximately 23,900,000) and the number of shares of our common stock held by Jefferies Group (15,000,000), our public stockholders other than Jefferies Group will receive approximately 1.59 shares of common stock of New ITGI for each share of our common stock held by them.

    The spin-off and upstream merger and the related transactions are contingent on a number of factors, including receipt of all board of directors and shareholder approvals of Jefferies Group and our company and other required regulatory and contractual approvals. The spin-off and upstream merger and the related transactions are expected to close in April 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL REPORTS SECTION

                                                                                                      PAGES
                                                                                                      -----
Management's Responsibility for Compliance and Financial Reporting...............................          29
Independent Auditors' Report.....................................................................          30
Consolidated Statements of Income................................................................          31
Consolidated Statements of Financial Condition...................................................          32
Consolidated Statements of Changes in Stockholders' Equity.......................................          33
Consolidated Statements of Cash Flows............................................................          34
Notes to Consolidated Financial Statements.......................................................          35

       MANAGEMENT'S RESPONSIBILITY FOR COMPLIANCE AND FINANCIAL REPORTING

TO THE SHAREHOLDERS:

    The management of Investment Technology Group, Inc. is responsible for the integrity and objectivity of the financial information presented in this Annual Report. Financial information appearing throughout the Annual Report is consistent with that in the accompanying financial statements. The financial statements have been prepared by management of our company in conformity with generally accepted accounting principles in the United States. The financial statements reflect, where applicable, management's best judgments and estimates.

    The management of our company has established and maintains an internal control structure and monitors that structure for compliance with established policies and procedures. The objectives of an internal control structure are to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization.

    Management also recognizes its responsibility to foster and maintain a strong ethical environment within our company to ensure that its business affairs are conducted with integrity and in accordance with high standards of personal and corporate conduct. This responsibility is characterized and reflected in our company's Statement of Policy on Standards of Employee Conduct, which is distributed to all of our employees. As part of the monitoring system, we maintain Corporate Compliance Personnel, who have oversight responsibilities for administering and coordinating the application of these standards of conduct. Senior legal and compliance personnel have been directed to report compliance concerns directly to the President of our company. Ongoing oversight of compliance activities is the responsibility of our President.

    Our board of directors appoints an audit committee composed solely of outside directors. The function of the audit committee is to oversee the accounting, reporting, audit and internal control policies and procedures established by our management. The committee meets regularly with management and the internal and independent auditors. The auditors have free access to the audit committee without the presence of management. The audit committee reports regularly to our board of directors on its activities, and such other matters as it deems necessary.

    Our company's annual consolidated financial statements have been audited by KPMG LLP, independent auditors, who were appointed by the board of directors. Management has made available to KPMG LLP all of our company's financial records and related data, as well as the minutes of directors' meetings.

    Furthermore, management believes that all its representations to KPMG LLP are valid and appropriate. In addition, KPMG LLP, in determining the nature and extent of their auditing procedures, considered our company's accounting procedures and policies and the effectiveness of the related internal control structure.

    Management believes that, as of December 31, 1998, our company's internal control structure was adequate to accomplish the objectives discussed herein.

Raymond L. Killian, Jr.             John R. MacDonald                   Angelo Bulone
Chairman, Chief Executive Officer   Senior Vice President               Vice President
  and President                     and Chief Financial Officer         and Controller

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Investment Technology Group, Inc.:

    We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

New York, New York
January 20, 1999

                       INVESTMENT TECHNOLOGY GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
REVENUES:
  Commissions................................................................  $  205,163  $  133,700  $  108,821
  Interest and dividends.....................................................       3,635       2,650       1,751
  Other......................................................................       3,407         692         984
                                                                               ----------  ----------  ----------
    Total revenues...........................................................     212,205     137,042     111,556

EXPENSES:
  Compensation and employee benefits.........................................      51,462      30,479      25,047
  Transaction processing.....................................................      26,920      21,413      15,737
  Software royalties.........................................................      15,247       9,848       8,798
  Occupancy and equipment....................................................      11,886       9,204       6,111
  Consulting.................................................................       2,338       2,017       2,492
  Telecommunications and data processing services............................       8,138       6,605       4,789
  Net loss on long-term investments..........................................         204         297          --
  Spin-off costs.............................................................       1,936          --          --
  Other general and administrative...........................................      13,139       9,919       7,581
                                                                               ----------  ----------  ----------
    Total expenses...........................................................     131,270      89,782      70,555

Income before income tax expense.............................................      80,935      47,260      41,001
Income tax expense...........................................................      37,541      20,343      17,666
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   43,394  $   26,917  $   23,335
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Basic net earnings per share of common stock.................................  $     2.36  $     1.48  $     1.28
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Diluted net earnings per share of common stock...............................  $     2.25  $     1.42  $     1.26
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Basic weighted average shares outstanding....................................      18,365      18,178      18,284
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Diluted weighted average shares and common stock
  equivalents outstanding....................................................      19,289      18,940      18,586
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
Cash and cash equivalents.................................................................  $   77,324  $   14,263
Securities owned, at fair value...........................................................      39,615      37,358
Receivables from brokers, dealers and other, net..........................................      24,127      10,131
Due from affiliates.......................................................................         722       1,365
Investments...............................................................................       1,000      10,935
Premises and equipment....................................................................      19,662      19,506
Capitalized software......................................................................       6,450       5,973
Goodwill..................................................................................       1,373       1,922
Deferred taxes............................................................................       2,784       2,460
Other assets..............................................................................       7,455       9,728
                                                                                            ----------  ----------
Total assets..............................................................................  $  180,512  $  113,641
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.....................................................  $   24,154  $   12,664
Payable to brokers, dealers and other.....................................................       1,881          61
Software royalties payable................................................................       4,070       2,663
Securities sold, not yet purchased, at fair value.........................................         288           3
Due to affiliates.........................................................................       2,557       2,999
Income taxes payable to affiliate.........................................................       3,853       1,488
                                                                                            ----------  ----------
    Total liabilities.....................................................................      36,803      19,878
                                                                                            ----------  ----------
Lease commitments (note 14)
Contingencies (note 17)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01; shares authorized:
  5,000,000; shares issued: none..........................................................          --          --
Common stock, par value $0.01; shares authorized:
  30,000,000; shares issued: 19,405,361 in 1998 and 18,818,468 in 1997....................         194         188
Additional paid-in capital................................................................      51,511      38,554
Retained earnings.........................................................................     104,925      61,531
Common stock held in treasury, at cost; shares:
  815,000 in 1998 and 597,500 in 1997.....................................................     (12,760)     (6,510)
Accumulated other comprehensive loss:
  Currency translation adjustment.........................................................        (161)         --
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     143,709      93,763
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $  180,512  $  113,641
                                                                                            ----------  ----------
                                                                                            ----------  ----------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              COMMON
                                                                  ADDITIONAL                   STOCK        ACCUMULATED
                                         PREFERRED     COMMON       PAID-IN     RETAINED      HELD IN      COMPREHENSIVE
                                           STOCK        STOCK       CAPITAL     EARNINGS     TREASURY          LOSS
                                        -----------  -----------  -----------  -----------  -----------  -----------------
Balance at December 31, 1995..........   $      --    $     187    $  36,055    $  11,279    $  (2,042)      $      --
Net income............................          --           --           --       23,335           --              --
Purchase of common stock for treasury
  (135,000 shares)....................          --           --           --           --       (1,721)             --
                                        -----------       -----   -----------  -----------  -----------          -----
Balance at December 31, 1996..........          --          187       36,055       34,614       (3,763)             --
Net income............................          --           --           --       26,917           --              --
Issuance of restricted stock (24,219
  shares).............................          --           --          630           --           --              --
Issuance of common stock in connection
  with the employee stock option plan
  (92,249 shares).....................          --            1        1,869           --           --              --
Purchase of common stock for treasury
  (152,300 shares)....................          --           --           --           --       (2,747)             --
                                        -----------       -----   -----------  -----------  -----------          -----
Balance at December 31, 1997..........          --          188       38,554       61,531       (6,510)             --
Issuance of common stock in connection
  with the employee stock option plan
  (574,978 shares)....................          --            6       12,652           --           --              --
Issuance of common stock in connection
  with the employee stock purchase
  plan (11,915 shares)................          --           --          305           --           --              --
Purchase of common stock for treasury
  (217,500 shares)....................          --           --           --           --       (6,250)             --
Comprehensive income/(loss):
  Net income..........................          --           --           --       43,394           --              --
  Other comprehensive loss, net of tax
    ($0.00):
    Currency translation adjustment...          --           --           --           --           --            (161)
Comprehensive income..................
                                        -----------       -----   -----------  -----------  -----------          -----
Balance at December 31, 1998..........   $      --    $     194    $  51,511    $ 104,925    $ (12,760)      $    (161)
                                        -----------       -----   -----------  -----------  -----------          -----
                                        -----------       -----   -----------  -----------  -----------          -----


                                            TOTAL
                                        STOCKHOLDERS'
                                           EQUITY
                                        -------------
Balance at December 31, 1995..........    $  45,479
Net income............................       23,335
Purchase of common stock for treasury
  (135,000 shares)....................       (1,721)
                                        -------------
Balance at December 31, 1996..........       67,093
Net income............................       26,917
Issuance of restricted stock (24,219
  shares).............................          630
Issuance of common stock in connection
  with the employee stock option plan
  (92,249 shares).....................        1,870
Purchase of common stock for treasury
  (152,300 shares)....................       (2,747)
                                        -------------
Balance at December 31, 1997..........       93,763
Issuance of common stock in connection
  with the employee stock option plan
  (574,978 shares)....................       12,658
Issuance of common stock in connection
  with the employee stock purchase
  plan (11,915 shares)................          305
Purchase of common stock for treasury
  (217,500 shares)....................       (6,250)
Comprehensive income/(loss):
  Net income..........................       43,394
  Other comprehensive loss, net of tax
    ($0.00):
    Currency translation adjustment...         (161)
                                        -------------
Comprehensive income..................       43,233
                                        -------------
Balance at December 31, 1998..........    $ 143,709
                                        -------------
                                        -------------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Cash flows from operating activities:
Net income.....................................................................  $   43,394  $   26,917  $  23,335
Adjustments to reconcile net income to net cash provided by operating activities:
  Deferred income tax benefit..................................................        (324)       (103)    (2,027)
  Depreciation and amortization................................................      11,599       6,642      3,957
  Undistributed loss (income) of affiliates....................................       3,535         441       (267)
  Provision for doubtful accounts receivable...................................          96          84        352
Decrease (increase) in operating assets:
  Securities owned, at fair value..............................................      (2,258)    (12,199)      (899)
  Receivables from brokers, dealers and other..................................     (14,092)     (2,468)     2,149
  Due from affiliates..........................................................         643          94      3,541
  Investments..................................................................       9,935      (5,742)    (5,193)
  Other assets.................................................................      (4,620)     (6,930)    (1,849)
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses........................................      11,592       4,118      5,069
  Payable to brokers, dealers and other........................................       1,820          56       (113)
  Software royalties payable...................................................       1,407         389        480
  Securities sold, not yet purchased, at fair value............................         285      (1,223)     1,226
  Due to affiliates............................................................        (443)      1,077       (321)
  Income taxes payable to affiliate............................................       2,365        (147)       945
                                                                                 ----------  ----------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..................................      64,934      11,006     30,385
                                                                                 ----------  ----------  ---------
Cash flows from investing activities:
  Purchase of premises and equipment...........................................      (7,658)    (15,679)    (5,624)
  Sale of equity investment....................................................       8,049          --         --
  Investment in joint venture..................................................      (4,790)         --         --
  Capitalization of software development costs.................................      (4,025)     (4,422)    (1,645)
                                                                                 ----------  ----------  ---------
    NET CASH USED IN INVESTING ACTIVITIES......................................      (8,424)    (20,101)    (7,269)
                                                                                 ----------  ----------  ---------
Cash flows from financing activities:
  Purchase of common stock for treasury........................................      (6,250)     (2,747)    (1,721)
  Issuance of common stock.....................................................      12,962       2,500         --
                                                                                 ----------  ----------  ---------
    NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES........................       6,712        (247)    (1,721)
                                                                                 ----------  ----------  ---------
  Effect of foreign currency translation on cash and cash equivalents..........        (161)         --         --
    Net increase (decrease) in cash and cash equivalents.......................      63,061      (9,342)    21,395
Cash and cash equivalents--beginning of year...................................      14,263      23,605      2,210
                                                                                 ----------  ----------  ---------
Cash and cash equivalents--end of year.........................................  $   77,324  $   14,263  $  23,605
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Supplemental cash flow information:
  Interest paid................................................................  $       20  $      146  $     223
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
  Income taxes paid to affiliate...............................................  $   30,296  $   19,947  $  18,798
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

    The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITGI" or the "Company"), which principally include: (1) ITG Inc., a broker-dealer in securities registered under the Exchange Act, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, and (3) ITG Australia Holdings Pty Limited, which is a 50% partner in ITG Pacific Holdings Pty Limited. Investments in companies of fifty percent or less are accounted for using the equity method. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of the Company's common stock at December 31, 1998.

    The Company is a leading provider of various sophisticated software solutions for automated institutional agency trade execution and the related services. The Company's line of business offers products and services to help clients access liquidity, execute trades more efficiently, and make better trading decisions. These software solution products include: POSIT, the world's largest intra-day electronic equity matching system; QuantEX, a fully-integrated trade routing, analysis and management system; ITG Platform, a tool that provides connection to POSIT, ITG's electronic trading desk and SuperDOT; ISIS, a set of analytical tools for systematically lowering the costs of trading; SmartServers, which offer server based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; and research, development, sales and consulting services to clients.

    All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair statement of results.

    Jefferies Group and the Company have previously announced plans to separate Jefferies & Company and other Jefferies Group subsidiaries from the Company through a spin-off and upstream merger and the related transactions (see Note 16--Jefferies Group and the Company Plan to Separate into Two Independent Companies).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Company has defined cash and cash equivalents as highly liquid investments, with original maturities of less than ninety days, which are part of the cash management activities of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and certain receivables, are carried at fair value or contracted amounts which approximate fair value due to the short period to maturity and repricing characteristics. Similarly, liabilities are carried at amounts approximating fair value. Securities sold, not yet purchased are valued at quoted market prices.

SECURITIES TRANSACTIONS

    Revenues substantially consist of commission revenues. Receivable from brokers, dealers and other, net consists of commissions receivable and receivable from a partial liquidation of the TQA Arbitrage Fund L.P. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

    Securities owned, at fair value consisted of highly liquid, variable rate municipal securities and auction rate preferred stock as of December 31, 1998 and 1997.

CAPITALIZED SOFTWARE

    The Company capitalizes software development expenses where technological feasibility of the product has been established. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over the estimated economic useful life, the life of which is generally under two years. Amortization begins when the product is available for release to customers.

GOODWILL

    In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop the Company's QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At December 31, 1998 and 1997, net goodwill amounted to $1.4 million and $1.9 million, net of accumulated amortization of $3.9 million and $3.4 million, respectively.

INCOME TAXES

    The Company is a member of the Jefferies Group affiliated group ("Group") for purposes of filing a Federal income tax return (i.e., Jefferies Group owns more than 80% of the Company). The Company's tax liability is determined on a "separate return" basis. That is, the Company is required to pay to Jefferies Group its proportionate share of the consolidated tax liability plus any excess of its "separate" tax liability (assuming a separate tax return were to be filed by the Company) over its proportionate amount of the consolidated Group tax liability. Alternatively, Jefferies Group is required to pay the Company an "additional amount" to the extent the consolidated tax liability of the Group is decreased by reason of inclusion of the Company in the Group.

    Income taxes are accounted for on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non-cancelable lease term.

EXPENSES

    COMPENSATION AND EMPLOYEE BENEFITS include base salaries, bonuses, employment agency fees, part-time employee compensation, commissions paid to Jefferies & Company employees (note 8), capitalized software (note 4) and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. TRANSACTION PROCESSING consists of floor brokerage and clearing fees. SOFTWARE ROYALTIES are payments to BARRA, Inc., the Company's joint venture partner in POSIT. Royalty payments are calculated at an effective rate of 13% of adjusted POSIT revenues. OCCUPANCY AND EQUIPMENT includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. CONSULTING is for equity research, product development and other activities that the Company believes it is advantageous to out-source. TELECOMMUNICATIONS AND DATA PROCESSING SERVICES include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. NET LOSS ON LONG-TERM INVESTMENTS includes goodwill amortization, equity loss pick-up, and initial start up costs associated with ITG Europe and ITG Australia and the net gain on the sale of the investment in the LongView Group, Inc. SPIN-OFF COSTS include legal, accounting, consulting and various other expenses related to the Company's proposed spin-off and upstream merger discussed in Note 16. OTHER GENERAL AND ADMINISTRATIVE includes goodwill amortization, legal, audit, tax and promotional expenses.

RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred. Research and development costs were $11.0 million, $8.4 million and $6.8 million for 1998, 1997 and 1996, respectively.

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

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. As of December 31, 1997 the Company was required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new SFAS, the Company is required to report both basic and diluted earnings per share. Basic earnings per share is determined by dividing earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing earnings by the average number of shares of common stock adjusted for the dilutive effect of common stock equivalents. Earnings per share for 1997 and 1996 have been restated to conform to the provisions of this statement.

DIVIDENDS

    Any future payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements and other factors deemed relevant. The Company's revolving credit facility substantially limits the ability of the Company to pay dividends.

(3) PREMISES AND EQUIPMENT

    The following is a summary of premises and equipment as of December 31, 1998 and 1997:

                                                                         1998       1997
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Furniture, fixtures and equipment....................................  $  29,007  $  22,120
Leasehold improvements...............................................      6,505      6,257
                                                                       ---------  ---------
    Total............................................................     35,512     28,377
Less: accumulated depreciation and amortization......................     15,850      8,871
                                                                       ---------  ---------
                                                                       $  19,662  $  19,506
                                                                       ---------  ---------
                                                                       ---------  ---------

JEFFERIES GROUP PREMISES AND EQUIPMENT

    Prior to November 1994, premises and equipment for the Company were purchased by Jefferies Group. Jefferies Group owns and recorded such assets. Jefferies Group charges the Company depreciation and amortization on such premises and equipment on a monthly basis. The following is a summary of such of premises and equipment as of December 31, 1998 and 1997 as recorded by Jefferies
Group:

                                                                           1998       1997
                                                                         ---------  ---------
                                                                             (DOLLARS IN
                                                                              THOUSANDS)
Furniture, fixtures and equipment......................................  $   4,803  $   4,803
Leasehold improvements.................................................        942        942
                                                                         ---------  ---------
    Total..............................................................      5,745      5,745
Less: accumulated depreciation and amortization........................      5,745      5,297
                                                                         ---------  ---------
                                                                         $      --  $     448
                                                                         ---------  ---------
                                                                         ---------  ---------

    Most of the capital expenditures in the two schedules above are for computer-related equipment.

    Depreciation and amortization expense amounted to $7,502,000, $4,614,000 and $2,034,000 in 1998, 1997 and 1996, respectively.

(4) CAPITALIZED SOFTWARE COSTS

    The following is a summary of capitalized software costs as of December 31, 1998 and 1997:

                                                                         1998       1997
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Capitalized software costs...........................................  $  14,235  $  10,210
Less: accumulated amortization.......................................      7,785      4,237
                                                                       ---------  ---------
    Total............................................................  $   6,450  $   5,973
                                                                       ---------  ---------
                                                                       ---------  ---------

    Approximately $4,025,000 of software costs were capitalized in 1998 primarily for the development of new versions of QuantEX and ITG Platform. In addition, approximately $2,540,000 of total capitalized software costs were not subject to amortization as of December 31, 1998, as certain products have reached technological feasibility but are not yet available for release.

    Capitalized software costs are being amortized over one to two years, the life of which is generally less than two years. In 1998, 1997 and 1996, the Company included $3,548,000, $1,478,000 and $1,374,000, respectively, of amortized software costs in other general and administrative expenses.

(5) INCOME TAXES

    The Company's operations are included in the consolidated Federal income tax return of Jefferies Group. All income tax liabilities/assets are due to/from Jefferies Group.

    Income tax expense (benefit) consists of the following components:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Current
  Federal....................................................  $  26,624  $  14,220  $  13,722
  State......................................................     11,241      6,226      5,971
                                                               ---------  ---------  ---------
Total........................................................     37,865     20,446     19,693
                                                               ---------  ---------  ---------
Deferred
  Federal....................................................       (338)       (62)    (1,408)
  State......................................................         14        (41)      (619)
                                                               ---------  ---------  ---------
                                                                    (324)      (103)    (2,027)
                                                               ---------  ---------  ---------
Total........................................................  $  37,541  $  20,343  $  17,666
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31, 1998 and 1997 were as follows:

                                                                           1998       1997
                                                                         ---------  ---------
                                                                             (DOLLARS IN
                                                                              THOUSANDS)
Deferred compensation..................................................  $   1,745  $   2,144
State income tax.......................................................      1,345        870
Premises and equipment.................................................       (916)      (970)
Other..................................................................        610        416
                                                                         ---------  ---------
Total..................................................................  $   2,784  $   2,460
                                                                         ---------  ---------
                                                                         ---------  ---------

    At December 31, 1998 and 1997, the Company had income taxes payable to Jefferies Group of $3,853,000 and $1,488,000, respectively.

    The provision for income tax expense differs from the expected Federal income tax rate of 35% for 1998, 1997 and 1996 for the following reasons:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Computed expected income tax expense.........................  $  28,327  $  16,541  $  14,350
Increase in income taxes resulting from:
  Amortization of goodwill...................................        192        268        192
  State income tax expense, net of
  Federal income taxes.......................................      7,316      4,020      3,479
  Research and development tax credits.......................       (320)      (320)      (159)
  Non-taxable interest income................................       (664)      (317)      (473)
  Limited deductibility of meals and entertainment...........        228        209        168
  Non-deductible spin-off expenses...........................        678         --         --
  Dividend received deduction................................       (217)        --         --
  Non-deductible foreign losses..............................        860         --         --
  Other......................................................      1,141        (58)       109
                                                               ---------  ---------  ---------
Total income tax expense.....................................  $  37,541  $  20,343  $  17,666
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company believes that it is more likely than not that the deferred tax asset will be realized pursuant to the Company's Tax Sharing Agreement with Jefferies Group which entitles the Company to a compensating tax payment from Jefferies Group.

(6) DEBT

    The Company has an intercompany borrowing agreement with Jefferies Group permitting the Company to borrow up to $15.0 million. Outstanding balances, if any, will be due March 31, 1999 and will accrue interest at 1.75% above the one month London Interbank Offering Rate. No amounts have ever been borrowed under this agreement. In 1998, we established a $2 million credit line with a bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia. The lender charges us interest at the Federal Funds rate plus 1%. We lend amounts borrowed to the ITG Australia and charge interest at the Federal Funds rate plus 2%. At December 31, 1998, no amounts were outstanding under this bank credit line.

(7) EMPLOYEE BENEFIT PLANS

    JEFFERIES GROUP PLANS

    All employees of the Company who are citizens or residents of the United States, who are 21 years of age, whose initial date of service was before April 1, 1997 and who have completed one year of service with the Company are covered by the Jefferies Group Employees' Pension Plan (the "Pension Plan"), a defined benefit plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. However, benefit accruals for the Company's employees will cease as of February 15, 1999, and the entire benefit of each employee who was actually employed on December 31, 1998 will be vested at that time. Additionally, participants who have attained age 45 and are credited with at least 5 years of vesting service as of February 15, 1999 will receive enhanced benefits under the Pension Plan, and the Company's employees whose initial date of service is on or after April 1, 1997 and prior to January 1, 1998 will retroactively become participants in the Pension Plan.

    The net periodic pension cost allocated to the Company was $819,000, $208,000 and $151,000 in 1998, 1997 and 1996, respectively.

    Jefferies Group incurs expenses related to various benefit plans covering substantially all employees, including an Employee Stock Purchase Plan ("ESPP") and a profit sharing plan, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. As of February 1, 1998, employees of the Company were no longer eligible to participate in the ESPP and as of December 31, 1998 were no longer eligible to participate in the profit sharing plan.

    Jefferies Group also incurs expenses related to a Capital Accumulation Plan for certain officers and key employees of Jefferies Group and the Company. Participation in the plan was optional, with those who elected to participate agreeing to defer graduated percentages of their compensation. As of January 1, 1998 employees of the Company were no longer eligible to defer compensation in the Capital Accumulation Plan. This was replaced with the Company's Stock Unit Award Program as described below.

    For 1998, 1997 and 1996, the Company expensed and contributed to these plans $2,568,000, $2,096,000, and $1,590,000, respectively.

    ITG PLANS

    Effective as of January 1, 1999, all employees employed as of that date were immediately eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Guaranteed Money Purchase Pension Plan (the "Plans"). These Plans include all eligible compensation (base salary, bonus, commissions and overtime) up to the Internal Revenue Service annual maximum currently at $160,000. The Plans' features include a guaranteed company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary company contribution based on total consolidated company profits between 0% and 8% regardless of participation in the Plans and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year.

    Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program ("SUA"), a mandatory tax-deferred compensation program established under the 1994 Option Plan. Under the SUA, the selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. Each participant is automatically granted units, as of the last day of each calendar quarter based on participant's actual or assigned compensation reduction. The units are at all times fully vested and non-forfeitable. The units are to be settled on or after the third anniversary of the date of grant. In 1998, the Company included the participant's deferral in compensation expense and recognized additional compensation expense of $477,000, which represents the 15% excess over the amount actually deferred by the participants. As of December 31, 1998, we had 111,683 units issued to the employees in the SUA. Such units are included in the calculation of diluted weighted average shares outstanding in order to determine diluted earnings per share.

    In 1997, the Board of Directors of the Company approved the ITG Employee Stock Purchase Plan ("ITG ESPP"). The ITG ESPP became effective February 1, 1998 and allows all full-time employees to purchase the Company's common stock at a 15% discount through automatic payroll deductions. The ITG ESPP is qualified as an employee stock purchase plan under
Section 423 of the Internal Revenue Code.

(8) RELATED PARTY TRANSACTIONS

    Jefferies & Company has provided to the Company pursuant to a service agreement, specified administrative services, at fixed monthly costs during 1998. Administrative services included accounting, payroll, compliance services, personnel services, legal services, data processing and telecommunications.

    All services were terminated on December 31, 1998, except for accounting services, and preparation of regulatory accounting reports, and certain personnel services, including administering certain employee benefit plans. The accounting and administrative services will continue until June 30, 1999 unless the Company terminates them earlier. The personnel services will continue until transfer of the assets under certain Jefferies Group employee benefit plans to Company Plans. The costs of such services to the Company during 1998, 1997 and 1996 were $1,186,000, $1,162,000 and $690,000, respectively.

    The Company has paid to Jefferies & Company an aggregate of $250,000, $247,000 and $502,000 for 1998, 1997 and 1996, respectively, as compensation to Jefferies & Company's account executives for introducing customers to POSIT pursuant to a revenue sharing agreement. This agreement terminates according to its terms on March 15, 1999. Such termination will not affect fees payable in accordance with the above formula with respect to customers introduced prior to January 1, 1999.

    Jefferies & Company has provided substantially all clearing services to the Company, pursuant to a Fully Disclosed Clearing Agreement. Aggregate costs of such services to the Company were $11.9 million, $9.3 million and $7.3 million during 1998, 1997 and 1996, respectively, included in transaction processing expenses.

    The Clearing Agreement is for a term of five years ending March 15, 1999 and is subject to termination at any time by either party on 180 days' written notice or upon default by the other party. ITG Inc. and Jefferies & Company are entering into a new clearing agreement on substantially similar terms as the Clearing Agreement with an initial term of January 2, 1999 to June 30, 2000.

    Various other affiliates of Jefferies Group, including Jefferies & Company, Inc., W & D Securities, Inc. and Jefferies International Limited, have provided other services to the Company. Certain occupancy and equipment expense has been provided to the Company at cost by Jefferies Group and Jefferies & Company. W & D Securities, Inc. performed certain execution services on the New York Stock Exchange and other exchanges for the Company. The cost of these execution services were $13.6 million, $10.8 million and $6.5 million in 1998, 1997 and 1996, respectively, and is primarily included in transaction processing expense. W & D Securities Inc. and ITG Inc. are entering into a new execution agreement on substantially similar terms as the current execution agreement with an initial term of January 2, 1999 to June 30, 2000. Included in other general and administrative expenses are fees paid to Jefferies International Limited of $767,000 for various broker and administrative services, of which $764,000 was reimbursed to the Company by its affiliates ITG Global Trading Incorporated and ITG International Limited. Included in revenues are financing costs of $911,000 paid to Jefferies & Company. Also, included in revenues, are licensing and consulting fees paid by W&D Securities, Inc. amounting to $165,000.

    Jefferies & Company has executed trades in an agency capacity for certain of its customers using ITG's services. Commission fees of $4.8 million, $3.1 million and $1.7 million in 1998, 1997 and 1996, respectively, and are included in the Company's revenues.

    Transactions with Jefferies Group and its affiliates are provided at arms length and are settled in the normal course of business by the Company. Throughout the Notes to Consolidated Financial Statements there are other related party transactions (see Notes 3, 5 and 7).

(9) OFF BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    In the normal course of business, the Company is involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counter party or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon the Company's financial statements. It is also the Company's policy to review, as necessary, the credit worthiness of each counter party and customer.

(10) NET CAPITAL REQUIREMENT

    ITG Inc. is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

    At December 31, 1998, ITG Inc. had net capital of $72.0 million, which was $71.7 million in excess of required net capital. See Note 16 for the Company's proposed spin-off and upstream merger and the related dividend transactions.

(11) ITGI STOCK OPTIONS

    At December 31, 1998, the Company had a non-compensatory stock option plan. Under the 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), non-compensatory options to purchase 3,650,000 shares of the Company's Common Stock are reserved for issuance under the plan. Except for certain options granted in conjunction with the initial public offering in May 1994, the majority of the options will vest in one-third increments on the first, second, and third anniversaries of the date the options were priced. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Stock Option and Long-Term Incentive Plan are exercisable on dates ranging from May 1997 to November 2007. The Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the Stock Option and Long-term Incentive Plan.

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

    At the time of the Company's initial public offering in May 1994, stock options to acquire an aggregate of 2,728,000 shares of Common Stock were granted to officers and other employees of the Company. Of these options granted, 2,442,000 shares were 100% vested on May 4, 1994. In 1995, the Compensation Committee of the Board of Directors determined that a value-neutral repricing of such options would serve to provide enhanced incentives to officers and employees of the Company. Accordingly, on the recommendation of the Compensation Committee, the Company offered a stock option repricing program pursuant to which all holders (options granted under the Non-Employee Directors' Plan were not eligible for repricing) of outstanding stock options with an exercise price of $13.00 per share were permitted to elect to exchange all or a portion of such stock options for a smaller number of stock options to acquire shares of Common Stock at exercise prices of $13.00, $11.06 and $9.13 per share. The repricing program was offered to option holders on a value neutral basis using the Black Scholes option valuation model. In all, approximately 66% of the outstanding stock options eligible for repricing were repriced at the election of the holders of such options.

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its non-compensatory stock option plans. Accordingly, no compensation costs have been recognized for its stock option plan. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Net income..............................  As reported          $  43,394  $  26,917  $  23,335
                                          Pro forma            $  41,713  $  23,375  $  20,279
Basic net earnings per share of common
  stock.................................  As reported          $    2.36  $    1.48  $    1.28
                                          Pro forma            $    2.27  $    1.29  $    1.11
Diluted earnings per share common
  stock.................................  As reported          $    2.25  $    1.42  $    1.26
                                          Pro forma            $    2.16  $    1.23  $    1.09

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option valuation model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: zero dividend yield for all years; risk free interest rates of 5.5, 6.6 and 6.1 percent; expected volatility of 45, 54 and 49 percent; and expected lives of seven, five and four years.

    A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                                  1998                     1997                     1996
                                                         -----------------------  -----------------------  -----------------------
                                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                       AVERAGE                  AVERAGE                  AVERAGE
                                                                      EXERCISE                 EXERCISE                 EXERCISE
FIXED OPTIONS                                              SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
-------------------------------------------------------  ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year.......................   3,458,216   $   15.63    2,311,059   $   11.96    2,271,351   $   11.82
Granted................................................      22,500       29.55    1,241,904       22.29       49,877       16.96
Exercised..............................................    (568,312)      12.94      (94,249)      13.00           --          --
Forfeited..............................................     (24,298)      20.43         (498)      13.00      (10,169)      13.00
                                                         ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at end of year.............................   2,888,106   $   16.21    3,458,216   $   15.63    2,311,059   $   11.96
                                                         ----------  -----------  ----------  -----------  ----------  -----------
                                                         ----------  -----------  ----------  -----------  ----------  -----------
Options exercisable at year-end........................   2,722,282   $   15.77    1,737,923   $   15.25         None
Weighted average fair value per share of options
  granted during the year..............................  $    15.68               $    10.76               $     7.93

    The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                    ------------------------------------------  -------------------------
                                                       NUMBER        WEIGHTED                      NUMBER
                                                    OUTSTANDING       AVERAGE       WEIGHTED    EXERCISABLE    WEIGHTED
                                                         AT          REMAINING       AVERAGE         AT         AVERAGE
                                                    DECEMBER 31,    CONTRACTUAL     EXERCISE    DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                                1998       LIFE (YEARS)       PRICE         1998         PRICE
--------------------------------------------------  ------------  ---------------  -----------  ------------  -----------
$ 7.50   10.00....................................      445,909            1.9      $    9.08       445,909    $    9.08
 11.00   15.00....................................    1,167,117            0.9          12.30     1,167,117        12.30
 16.00   20.00....................................      157,976            3.4          19.22        73,256        18.94
 21.00   25.00....................................    1,019,604            3.1          22.21     1,010,000        22.19
 26.00   30.00....................................       92,500            8.4          27.80        26,000        27.97
 31.00   32.10....................................        5,000            4.3          32.10            --           --
                                                    ------------                                ------------
$ 7.50   32.10....................................    2,888,106            2.2      $   16.21     2,722,282    $   15.77
                                                    ------------                                ------------
                                                    ------------                                ------------

    During 1998, the Company granted 111,683 units representing restricted stock awards under our Stock Unit Award deferred compensation plan. See note 7--Employee Benefit Plans. Although the 1994 Plan allows for the granting of performance-based stock options, no such options were granted during 1998, 1997 and 1996 and no such options were outstanding at December 31, 1998, 1997 and 1996.

    Restricted stock of 24,219 shares was granted in 1997 as part of the Company's settlement for its equity investment in The LongView Group. The restriction period was for one year.

    In 1997, the Company granted to Scott P. Mason, its then President and CEO, a non-qualified stock option to acquire 1,000,000 shares of Common Stock, having an exercise price of $22.175. During 1997, 400,000 of these options became exercisable. Upon Mr. Mason's death in 1998, the remaining 600,000 options were deemed by the board to be exercisable. The effects of such decision resulted in additional compensation expense of $2.8 million at December 31, 1998. The options expire in September 2000.

(12) INTEREST EXPENSE

    Included in other general and administrative expenses is interest expense of $20,000, $146,000 and $223,000 for 1998, 1997 and 1996, respectively.

(13) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 1998 and 1997 consisted of the following;

                                                                         1998       1997
                                                                       ---------  ---------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Accounts payable and accrued expenses................................  $   6,581  $   4,150
Deferred compensation plan...........................................      3,801         --
Deferred options.....................................................      2,778         64
Accrued soft dollar expenses.........................................      6,692      3,125
Accrued bonus expense................................................      1,757      2,849
Accrued rent expense.................................................      2,445      2,276
Deferred revenues....................................................        100        200
                                                                       ---------  ---------
    Total............................................................  $  24,154  $  12,664
                                                                       ---------  ---------
                                                                       ---------  ---------

(14) LEASE COMMITMENTS

    The Company entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2005. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $3.2 million, $2.6 million and $1.9 million, respectively. Minimum future rentals under non-cancelable operating leases follow (dollars in thousands):

YEAR ENDING DECEMBER 31,
-----------------------------------------------------------------------------------
1999...............................................................................  $   3,059
2000...............................................................................      3,116
2001...............................................................................      2,712
2002...............................................................................      2,524
2003...............................................................................      2,914
Thereafter.........................................................................     18,818
                                                                                     ---------
    Total..........................................................................  $  33,143
                                                                                     ---------
                                                                                     ---------

(15) EARNINGS PER SHARE

    Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding. The average number of outstanding shares for the years ended December 31, 1998, 1997 and 1996 were
18.4 million, 18.2 million and 18.3 million, respectively.

    The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1998, 1997 and 1996.

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                       (AMOUNTS IN THOUSANDS,
                                                                                      EXCEPT PER SHARE AMOUNTS)
Net income for basic and diluted earnings per share..............................  $  43,394  $  26,917  $  23,335
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares of common stock and common stock equivalents:
  Average number of common shares................................................     18,365     18,178     18,284
                                                                                   ---------  ---------  ---------
  Average shares used in basic computation.......................................     18,365     18,178     18,284

  Effect of dilutive securities--options.........................................        924        762        302
                                                                                   ---------  ---------  ---------
  Average shares used in diluted computation.....................................     19,289     18,940     18,586
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Earnings per share:
  Basic..........................................................................  $    2.36  $    1.48  $    1.28
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Diluted........................................................................  $    2.25  $    1.42  $    1.26
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

(16) JEFFERIES GROUP AND THE COMPANY PLAN TO SEPARATE INTO TWO INDEPENDENT COMPANIES

    On March 17, 1998, the Company announced plans for the separation of Jefferies & Company and other Jefferies Group subsidiaries from the Company through a series of transactions, including a special cash dividend, the transfer of most of Jefferies Group's assets and liabilities (other than those related to the Company), a spin-off and an upstream merger (collectively, the "Transactions"). Upon the consummation of the upstream merger and the related transactions, the stockholders of Jefferies Group will be stockholders of the Company and Jefferies Group will cease to be the Company's parent.

    First, the Company will pay a special cash dividend of $4.00 per share, payable pro rata to all of its stockholders of record, including Jefferies Group (the "Special Cash Dividend"). The aggregate amount of the Special Cash Dividend will be up to $75.0 million, of which the Company will pay $60.0 million to Jefferies Group.

    Following the payment of the Special Cash Dividend, Jefferies Group will transfer all of its assets (other than its equity interest in the Company) and all of its liabilities (other than liabilities related to the Company) to a new company ("New Jefferies"). After such transfers have been completed and certain other conditions have been satisfied, Jefferies Group will distribute (the "Spin-Off") all of the outstanding common stock of New Jefferies pro rata to its stockholders.

    The Spin-Off will be followed immediately by a tax-free merger of the Company into Jefferies Group, with the Company's public shareholders receiving shares of Jefferies Group. Jefferies Group will then be renamed Investment Technology Group, Inc. ("New ITGI"). Based on the number of shares of Jefferies Group common stock expected to be outstanding on the date of the spin-off and upstream merger (approximately 23,900,000) and the number of shares of the Company's common stock held by Jefferies Group (15,000,000), the Company's public stockholders other than Jefferies Group will receive approximately 1.59 shares of common stock of New ITGI for each share of the Company's common stock held by them.

(16) JEFFERIES GROUP AND THE COMPANY PLAN TO SEPARATE INTO TWO INDEPENDENT COMPANIES (CONTINUED)
    The upstream merger and the related transactions are contingent on a number of factors, including receipt of all Board of Directors and shareholder approvals of Jefferies Group and the Company, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals. The upstream merger and the related transactions are currently expected to close in April 1999.

(17) CONTINGENCIES

    In 1998, the Company received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. We believe that the tax benefits in question were taken properly and intend to vigorously contest the proposed adjustments. Based on the facts and circumstances known at this time, we are unable to predict when this matter will be resolved or the costs associated with its resolution.

(18) SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

    The following tables set forth certain unaudited financial data for the Company's quarterly operations in 1998, 1997 and 1996. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                                                                                                                YEAR ENDED
                                                                                                                 DECEMBER
                                                                       YEAR ENDED DECEMBER 31, 1998              31, 1997
                                                            --------------------------------------------------  -----------
                                                              FOURTH        THIRD       SECOND        FIRST       FOURTH
                                                              QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                                            -----------  -----------  -----------  -----------  -----------

                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenue.............................................   $  62,216    $  57,697    $  50,905    $  41,387    $  36,272
Expenses:
  Compensation and employee benefits......................      14,500       14,152       12,225       10,585        8,999
  Transaction processing..................................       7,639        6,917        6,710        5,564        5,718
  Software royalties......................................       4,072        4,416        3,774        2,985        2,579
  Occupancy and equipment.................................       3,195        3,071        2,823        2,797        2,814
  Consulting..............................................         767          357          393          821          487
  Telecommunications and data processing services.........       1,853        2,179        2,325        1,781        1,988
  Net (gain) loss on long-term investments................       1,749       (3,632)       1,085        1,002       --
  Spin-off costs..........................................       1,083          479          374       --              297
  Other general and administrative........................       3,871        4,027        2,529        2,712        2,742
                                                            -----------  -----------  -----------  -----------  -----------
    Total expenses........................................      38,729       31,966       32,238       28,337       25,624
                                                            -----------  -----------  -----------  -----------  -----------
Income before income tax expense..........................      23,487       25,731       18,667       13,050       10,648
Income tax expense........................................      11,267       11,847        8,739        5,688        4,739
                                                            -----------  -----------  -----------  -----------  -----------
Net income................................................   $  12,220    $  13,884    $   9,928    $   7,362    $   5,909
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------

Basic net earnings per share of common stock..............   $    0.66    $    0.75    $    0.54    $    0.40    $    0.32
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------

Diluted net earnings per share of common stock............   $    0.63    $    0.72    $    0.52    $    0.38    $    0.31
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------

Basic weighed average shares outstanding..................      18,484       18,420       18,330       18,233       18,188
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------

Diluted weighted average shares and common stock
  equivalents outstanding.................................      19,468       19,234       19,208       19,154       19,107
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------


                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                                             1996
                                                                                                   ------------------------
                                                               THIRD       SECOND        FIRST       FOURTH        THIRD
                                                              QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                                            -----------  -----------  -----------  -----------  -----------

Total Revenue.............................................   $  33,437    $  36,679    $  30,654    $  29,892    $  28,684
Expenses:
  Compensation and employee benefits......................       7,599        7,007        6,874        6,947        6,225
  Transaction processing..................................       5,110        5,682        4,903        3,922        4,340
  Software royalties......................................       2,306        2,581        2,382        2,283        2,272
  Occupancy and equipment.................................       2,521        2,010        1,859        1,928        1,899
  Consulting..............................................         585          574          371          494          452
  Telecommunications and data processing services.........       1,504        2,156          957        1,396        1,217
  Net (gain) loss on long-term investments................      --           --           --           --           --
  Spin-off costs..........................................      --           --           --           --           --
  Other general and administrative........................       2,486        2,744        1,947        1,614        2,072
                                                            -----------  -----------  -----------  -----------  -----------
    Total expenses........................................      22,111       22,754       19,293       18,584       18,477
                                                            -----------  -----------  -----------  -----------  -----------
Income before income tax expense..........................      11,326       13,925       11,361       11,308       10,207
Income tax expense........................................       4,857        5,917        4,830        4,813        4,330
                                                            -----------  -----------  -----------  -----------  -----------
Net income................................................   $   6,469    $   8,008    $   6,531    $   6,495    $   5,877
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------
Basic net earnings per share of common stock..............   $    0.36    $    0.44    $    0.36    $    0.36    $    0.32
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------
Diluted net earnings per share of common stock............   $    0.34    $    0.43    $    0.35    $    0.35    $    0.32
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------
Basic weighed average shares outstanding..................      18,144       18,128       18,254       18,255       18,256
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------
Diluted weighted average shares and common stock
  equivalents outstanding.................................      19,104       18,702       18,809       18,727       18,558
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------


                                                              SECOND        FIRST
                                                              QUARTER      QUARTER
                                                            -----------  -----------

Total Revenue.............................................   $  26,313    $  26,667
Expenses:
  Compensation and employee benefits......................       6,006        5,869
  Transaction processing..................................       3,776        3,699
  Software royalties......................................       2,022        2,221
  Occupancy and equipment.................................       1,257        1,027
  Consulting..............................................         692          854
  Telecommunications and data processing services.........         925        1,251
  Net (gain) loss on long-term investments................      --           --
  Spin-off costs..........................................      --           --
  Other general and administrative........................       1,783        2,112
                                                            -----------  -----------
    Total expenses........................................      16,461       17,033
                                                            -----------  -----------
Income before income tax expense..........................       9,852        9,634
Income tax expense........................................       4,285        4,238
                                                            -----------  -----------
Net income................................................   $   5,567    $   5,396
                                                            -----------  -----------
                                                            -----------  -----------
Basic net earnings per share of common stock..............   $    0.30    $    0.29
                                                            -----------  -----------
                                                            -----------  -----------
Diluted net earnings per share of common stock............   $    0.30    $    0.29
                                                            -----------  -----------
                                                            -----------  -----------
Basic weighed average shares outstanding..................      18,262       18,364
                                                            -----------  -----------
                                                            -----------  -----------
Diluted weighted average shares and common stock
  equivalents outstanding.................................      18,572       18,435
                                                            -----------  -----------
                                                            -----------  -----------

    Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year. Earnings per share for prior periods have been restated to conform with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE.

                       INVESTMENT TECHNOLOGY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                 YEAR ENDED DECEMBER 31, 1998                 YEAR ENDED DECEMBER 31, 1997
                                      --------------------------------------------------  -------------------------------------
                                        FOURTH        THIRD       SECOND        FIRST       FOURTH        THIRD       SECOND
                                        QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                                                 (AS A PERCENTAGE OF TOTAL REVENUES)
Total Revenue.......................       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Expenses:
  Compensation and employee
    benefits........................        23.3         24.5         24.0         25.6         24.8         22.7         19.1
  Transaction processing............        12.3         12.0         13.2         13.7         15.8         15.3         15.5
  Software royalties................         6.5          7.7          7.4          7.2          7.1          6.9          7.0
  Occupancy and equipment...........         5.1          5.3          5.5          6.8          7.8          7.5          5.5
  Consulting........................         1.2          0.6          0.8          2.0          1.3          1.7          1.6
  Telecommunications and data
    processing services.............         3.0          3.8          4.6          4.3          5.5          4.5          5.9
  Net (gain) loss on investments....         2.8         (6.3)         2.1          2.4          0.2          0.0          0.0
  Spin-off costs....................         1.7          0.8          0.7          0.0          0.0          0.0          0.0
  Other general and
    administrative..................         6.2          7.0          5.0          6.6          7.3          7.4          7.5
                                           -----        -----        -----        -----        -----        -----        -----
    Total expenses..................        62.2         55.4         63.3         68.5         70.7         66.0         62.1
                                           -----        -----        -----        -----        -----        -----        -----
Income before income tax expense....        37.8         44.6         36.7         31.5         29.3         34.0         37.9
  Income tax expense................        18.1         20.5         17.2         13.7         13.0         14.7         16.1
                                           -----        -----        -----        -----        -----        -----        -----
Net income..........................        19.6%        24.1%        19.5%        17.8%        16.3%        19.3%        21.8%
                                           -----        -----        -----        -----        -----        -----        -----
                                           -----        -----        -----        -----        -----        -----        -----

                                                              YEAR ENDED DECEMBER 31, 1996
                                                   --------------------------------------------------
                                         FIRST       FOURTH        THIRD       SECOND        FIRST
                                        QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                      -----------  -----------  -----------  -----------  -----------

Total Revenue.......................       100.0%       100.0%       100.0%       100.0%       100.0%
Expenses:
  Compensation and employee
    benefits........................        22.4         23.2         21.7         22.8         22.0
  Transaction processing............        16.0         13.1         15.1         14.4         13.9
  Software royalties................         7.8          7.6          7.9          7.7          8.3
  Occupancy and equipment...........         6.1          6.4          6.6          4.8          3.9
  Consulting........................         1.2          1.7          1.6          2.6          3.2
  Telecommunications and data
    processing services.............         3.1          4.7          4.2          3.5          4.7
  Net (gain) loss on investments....         0.0          0.0          0.0          0.0          0.0
  Spin-off costs....................         0.0          0.0          0.0          0.0          0.0
  Other general and
    administrative..................         6.4          5.4          7.2          6.8          7.9
                                           -----        -----        -----        -----        -----
    Total expenses..................        63.0         62.1         64.3         62.6         63.9
                                           -----        -----        -----        -----        -----
Income before income tax expense....        37.0         37.9         35.7         37.4         36.1
  Income tax expense................        15.7         16.2         15.2         16.2         15.9
                                           -----        -----        -----        -----        -----
Net income..........................        21.3%        21.7%        20.5%        21.2%        20.2%
                                           -----        -----        -----        -----        -----
                                           -----        -----        -----        -----        -----

(19) SUBSEQUENT EVENTS (UNAUDITED)

    On March 16, 1999, the Company entered into an agreement with a bank to borrow, effective upon the closing of the merger, up to $20 million (the "Commitment") on a revolving basis to enable ITG Inc. to satisfy its regulatory net capital requirements. The Commitment will expire on March 14, 2000. Any amounts drawn may be prepaid at any time, but no later than March 15, 2001. We have agreed to pay an up-front fee totaling 1.5% of the Commitment and will incur a fee at a rate per annum equal to 0.35% on the daily amount of the unused Commitment to March 13, 2000. The interest rate on any amounts drawn will be prime; if such amounts are not repaid within two weeks, the interest rate will increase to prime plus 2%. The credit facility is secured by a pledge of the stock of ITG Inc., ITG Ventures, Inc. and ITG Global Trading Incorporated. This agreement limits the Company's ability to pay cash dividends or incur indebtedness and requires the Company to comply with certain financial covenants.

    The intercompany borrowing agreement with Jefferies Group terminated on March 15, 1999. In addition, the credit line established with our bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia will not be permitted during the period that the revolving credit agreement discussed above is effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants reportable herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

    Included in Part II of this report:

                                                                                            PAGE
                                                                                            -----
Independent Auditors' Report...........................................................          30
Consolidated Statements of Income......................................................          31
Consolidated Statements of Financial Condition.........................................          32
Consolidated Statements of Changes in Stockholders' Equity.............................          33
Consolidated Statements of Cash Flows..................................................          34
Notes to Consolidated Financial Statements.............................................          35

(a)(2) Schedules

    Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3) Exhibits

 2.1*      Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies
           Group, Inc. and the Company.

 2.2*      Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group,
           Inc. and JEF Holding Company, Inc.

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

10.1.4*    Joint Venture Agreement, dated as of November 17, 1998, by and among Investment
           Technology Group International Limited, Societe Generale, Investment Technology
           Group SG Limited, Investment Technology Group Limited and Investment Technology
           Group Europe Limited.

10.2       Service Agreement, dated March 15, 1994, by and between Jefferies & Company, Inc.
           and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to Registration
           Statement).

10.2.1*    Amendment No. 1 to Service Agreement, dated as of January 1, 1999, by and between
           Jefferies & Company, Inc. and ITG Inc.

10.2.2*    Execution Agreement, dated as of January 1, 1999, by and between W & D Securities,
           Inc. and ITG Inc.

10.2.3*    Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between
           Jefferies & Company, Inc. and ITG Inc.

10.2.4*    Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group,
           Inc. and JEF Holding Company, Inc.

10.2.5*    Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc., JEF Holding Company, Inc. and the Company.

10.2.6*    Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among
           Jefferies Group, Inc., JEF Holding Company, Inc. and the Company.

10.2.7*    Credit Agreement dated as of March 16, 1999, among Investment Technology Group,
           Inc., as Borrower and the Bank of New York, as Lender

10.3.      Employment Agreement between the Company, ITG Inc. and Raymond L. Killian, Jr.
           (incorporated by reference to Exhibit 10.3.2 to Registration Statement).

10.3.1     Amendment No. 2 to Employment Agreement between Raymond L. Killian, Jr., the
           Company and ITG Inc. (incorporated by reference to Exhibit 10.3.2A to the Annual
           Report on Form 10-K for the year ended December 31, 1996.)

10.3.2     Employment Agreement between the Company and Scott P. Mason. (incorporated by reference to Exhibit 0.3.18 to the Annual Report on Form 10-K for the year ended
           December 31, 1996).

10.3.3     Stock Option Agreement between the Company and Scott P. Mason (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

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

10.3.6     Amendment to Form of Employment Agreement between the Company, ITG Inc. and Senior
           Vice Presidents Electing to Reprice Stock Options. (incorporated by reference to
           Exhibit 10.3.4A to the Annual Report on Form 10-K for the year ended December 31,
           1996).

10.4.      Amended and Restated 1994 Stock Option and Long-Term Incentive Plan. (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).

10.4.1     Non-Employee Directors' Stock Option Plan. (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).

10.4.2     Capital Accumulation Plan for Key Employees of Jefferies Group, Inc. (incorporated by reference to Exhibit 10.3.7 to Registration Statement).

10.4.3     Form of Stock Option Agreement between the Company and certain employees of the
           Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.4.4     Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit B to the
           1997 Annual Meeting Proxy Statement).

10.4.5     Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the
           Annual Report on Form 10-K for the year ended December 31, 1997)

10.4.6*    1998 Amended and Restated Stock Unit Award Program

10.5.      Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to
           400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by
           Integrated Analytics Corporation to the Company (incorporated by reference to
           Exhibit 10.3.3 to Registration Statement).

10.5.1     First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co.
           LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company(incorporated by reference to Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended
           December 31, 1996).

10.5.2     Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty
           Limited Partnership and the Company. (incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997.)

10.5.3     Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company.
           (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for
           the year ended December 31, 1997.)

10.5.4     First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison
           Corp. and the Company. (incorporated by reference to Exhibit 10.5.4 to the Annual
           Report on Form 10-K for the year ended December 31, 1997.)

10.5.5     Second Supplemental Agreement, dated as of November 25, 1997, between Spartan
           Madison Corp. and the Company. (incorporated by reference to Exhibit 10.5.5 to the
           Annual Report on Form 10-K for the year ended December 31, 1997.)

10.5.6     Lease dated March 10, 1995, between Boston Wharf Co. and the Company. (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended
           December 31, 1997.)

10.6       Form of QuantEX Software and Hardware License Agreement (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

21*        Subsidiaries of Company.

23*        Consent of KPMG LLP.

27*        Financial Data Schedule.

------------------------

*   Filed herewith

(b) Reports on Form 8-K.

    On November 6, 1998, the Company filed a Form 8-K reporting updated financial information regarding the previously announced plan by Jefferies Group and the Company to separate Jefferies Group's 100% owned subsidiary, Jefferies & Company and Jefferies Group's 80.5% owned subsidiary, the Company, through a proposed spin-off and related transactions.

(c) Index to Exhibits

    See list of exhibits at Item 14(a)(3) above and exhibits following.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INVESTMENT TECHNOLOGY GROUP, INC.

                                By:  /s/ RAYMOND L. KILLIAN, JR.
                                     -----------------------------------------
                                     Raymond L. Killian, Jr.
                                     Chairman of the Board, Chief Executive
                                     Officer and President

Dated:  March 18, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

 /s/ RAYMOND L. KILLIAN, JR.    Chairman of the Board,
------------------------------  Chief Executive Officer       March 18, 1999
   Raymond L. Killian, Jr.      President and Director

                                Senior Vice President and
    /s/ JOHN R. MACDONALD       Chief Financial Officer
------------------------------  (Principal Financial          March 18, 1999
      John R. MacDonald         Officer)

      /s/ ANGELO BULONE         Vice President and
------------------------------  Controller (Principal         March 18, 1999
        Angelo Bulone           Accounting Officer)

     /s/ FRANK E. BAXTER
------------------------------  Director                      March 18, 1999
       Frank E. Baxter

     /s/ NEAL S. GARONZIK
------------------------------  Director                      March 18, 1999
       Neal S. Garonzik

     /s/ WILLIAM I JACOBS
------------------------------  Director                      March 18, 1999
       William I Jacobs

      /s/ ROBERT L. KING
------------------------------  Director                      March 18, 1999
        Robert L. King

     /s/ MARK A. WOLFSON
------------------------------  Director                      March 18, 1999
       Mark A. Wolfson

                                 EXHIBIT INDEX

                                                                                                       SEQUENTIALLY
EXHIBITS                                                                                                 NUMBERED
 NUMBER                                           DESCRIPTION                                              PAGE
---------  ------------------------------------------------------------------------------------------  -------------

 2.1*      Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group,
           Inc. and the Company.

 2.2*      Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and
           JEF Holding Company, Inc.

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

10.1.4*    Joint Venture Agreement, dated as of November 17, 1998, by and among Investment Technology
           Group International Limited, Societe Generale, Investment Technology Group SG Limited,
           Investment Technology Group Limited and Investment Technology Group Europe Limited.

10.2       Service Agreement, dated March 15, 1994, by and between Jefferies & Company, Inc. and ITG
           Inc. (incorporated by reference to Exhibit 10.2.2 to Registration Statement).

10.2.1*    Amendment No. 1 to Service Agreement, dated as of January 1, 1999, by and between
           Jefferies & Company, Inc. and ITG Inc.

10.2.2*    Execution Agreement, dated as of January 1, 1999, by and between W & D Securities, Inc.
           and ITG Inc.

10.2.3*    Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies
           & Company, Inc. and ITG Inc.

10.2.4*    Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and
           JEF Holding Company, Inc.

                                                                                                       SEQUENTIALLY
EXHIBITS                                                                                                 NUMBERED
 NUMBER                                           DESCRIPTION                                              PAGE
---------  ------------------------------------------------------------------------------------------  -------------
10.2.5*    Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among
           Jefferies Group, Inc., JEF Holding Company, Inc. and the Company.

10.2.6*    Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among
           Jefferies Group, Inc., JEF Holding Company, Inc. and the Company.

10.2.7*    Credit Agreement dated as of March 16, 1999, among Investment Technology Group, Inc., as
           Borrower and the Bank of New York, as Lender

10.3.      Employment Agreement between the Company, ITG Inc. and Raymond L. Killian, Jr.
           (incorporated by reference to Exhibit 10.3.2 to Registration Statement).

10.3.1     Amendment No. 2 to Employment Agreement between Raymond L. Killian, Jr., the Company and
           ITG Inc. (incorporated by reference to Exhibit 10.3.2A to the Annual Report on Form 10-K
           for the year ended December 31, 1996.)

10.3.2     Employment Agreement between the Company and Scott P. Mason. (incorporated by reference to
           Exhibit 0.3.18 to the Annual Report on Form 10-K for the year ended December 31, 1996).

10.3.3     Stock Option Agreement between the Company and Scott P. Mason (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

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

10.3.6     Amendment to Form of Employment Agreement between the Company, ITG Inc. and Senior Vice
           Presidents Electing to Reprice Stock Options. (incorporated by reference to Exhibit
           10.3.4A to the Annual Report on Form 10-K for the year ended December 31, 1996).

10.4.      Amended and Restated 1994 Stock Option and Long-Term Incentive Plan. (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).

10.4.1     Non-Employee Directors' Stock Option Plan. (incorporated by reference to Appendix A to the
           1996 Annual Meeting Proxy Statement).

10.4.2     Capital Accumulation Plan for Key Employees of Jefferies Group, Inc. (incorporated by reference to Exhibit 10.3.7 to Registration Statement).

10.4.3     Form of Stock Option Agreement between the Company and certain employees of the Company
           (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

10.4.4     Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit B to the 1997
           Annual Meeting Proxy Statement).

10.4.5     Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual
           Report on Form 10-K for the year ended December 31, 1997)

10.4.6*    1998 Amended and Restated Stock Unit Award Program

                                                                                                       SEQUENTIALLY
EXHIBITS                                                                                                 NUMBERED
 NUMBER                                           DESCRIPTION                                              PAGE
---------  ------------------------------------------------------------------------------------------  -------------
10.5.      Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400
           Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated
           Analytics Corporation to the Company (incorporated by reference to Exhibit 10.3.3 to
           Registration Statement).

10.5.1     First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC
           (as successor to 400 Corporate Pointe, Ltd.) and the Company(incorporated by reference to
           Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).

10.5.2     Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited
           Partnership and the Company. (incorporated by reference to Exhibit 10.5.2 to the Annual
           Report on Form 10-K for the year ended December 31, 1997.)

10.5.3     Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company. (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended
           December 31, 1997.)

10.5.4     First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp.
           and the Company. (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form
           10-K for the year ended December 31, 1997.)

10.5.5     Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison
           Corp. and the Company. (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997.)

10.5.6     Lease dated March 10, 1995, between Boston Wharf Co. and the Company. (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December
           31, 1997.)

10.6       Form of QuantEX Software and Hardware License Agreement (incorporated by reference to
           Exhibit 10.3.3 to Registration Statement).

21*        Subsidiaries of Company.

23*        Consent of KPMG LLP.

27*        Financial Data Schedule.

------------------------

*   Filed herewith