Form 10-K/A
period 1998-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 1999-03-26
CIK 920424

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

    Proxy Statement relating to the 1999 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (the "Report") is being filed solely to file an amended Exhibit 27 (Financial Data Schedule). This Form 10-K/A constitutes Amendment No. 1 to the Report.

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

Dated:  March 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

 /s/ RAYMOND L. KILLIAN, JR.    Chairman of the Board,
------------------------------  Chief Executive Officer       March 26, 1999
   Raymond L. Killian, Jr.      President and Director

                                Senior Vice President and
    /s/ JOHN R. MACDONALD       Chief Financial Officer
------------------------------  (Principal Financial          March 26, 1999
      John R. MacDonald         Officer)

      /s/ ANGELO BULONE         Vice President and
------------------------------  Controller (Principal         March 26, 1999
        Angelo Bulone           Accounting Officer)

     /s/ FRANK E. BAXTER
------------------------------  Director                      March 26, 1999
       Frank E. Baxter

     /s/ NEAL S. GARONZIK
------------------------------  Director                      March 26, 1999
       Neal S. Garonzik

     /s/ WILLIAM I JACOBS
------------------------------  Director                      March 26, 1999
       William I Jacobs

      /s/ ROBERT L. KING
------------------------------  Director                      March 26, 1999
        Robert L. King

     /s/ MARK A. WOLFSON
------------------------------  Director                      March 26, 1999
       Mark A. Wolfson