Form 10-Q
period 1999-03-26
INVESTMENT TECHNOLOGY GROUP INC
filed 1999-05-10
CIK 920424

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

    For the quarterly period ended        Commission file number: 0 - 23644
          March 26, 1999

                          INVESTMENT TECHNOLOGY GROUP, INC.

                (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                95 - 2848406
-------------------------------------    ---------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  380 Madison Avenue, New York, New York               (212) 588 - 4000
-------------------------------------------   ----------------------------------
 (Address of Principal Executive Offices)       (Registrant's Telephone Number,
                                                     Including Area Code)

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

Yes [X]   No [  ]

As of May 10, 1999, the Registrant had 30,874,196 shares of common stock, $.01 par value, outstanding.

                            QUARTERLY REPORT ON FORM 10-Q

                                  TABLE OF CONTENTS

                            PART I   FINANCIAL INFORMATION

                                                                          Page
                                                                        --------
 Item 1.   Financial Statements
           Consolidated Statements of Financial Condition:
                March 26, 1999 (unaudited) and December 31, 1998 .......    4

           Consolidated Statements of Operations (unaudited):
                Three Months Ended March 26, 1999 and March 27, 1998 ...    5

           Consolidated Statement of Changes in Stockholders' Equity
                (unaudited): Three Months Ended March 26, 1999 .........    6

           Consolidated Statements of Cash Flows (unaudited):
                Three Months Ended March 26, 1999 and March 27, 1998 ...    7

           Condensed Notes to Consolidated Financial Statements
                (unaudited) ............................................    8


 Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................   12


                             PART II   OTHER INFORMATION


 Item 4.   Submission of Matters to a Vote of Security Holders .........   18
 Item 6.   Exhibits and Reports on Form 8-K ............................   19

Signatures         .....................................................   20






QUANTEX -Registered Trademark- ("QUANTEX") IS A REGISTERED TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.
POSIT -Registered Trademark- ("POSIT") IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE.
SMARTSERVER IS A SERVICE MARK OF INVESTMENT TECHNOLOGY GROUP, INC.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained throughout this Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, market volatility, changes in the regulatory environment, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, securities industry participants' responses to Year 2000 issues, as well as general economic and business conditions; securities, credit and financial and market conditions; adverse changes or volatility in interest rates.











                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION
Item 1.   Financial Statements


                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (DOLLARS IN THOUSANDS)

                                                                           MARCH 26,                  DECEMBER 31,
                                                                             1999                        1998
                                                                    ------------------------    ------------------------
 ASSETS                                                                  (UNAUDITED)
 Cash and cash equivalents....................................        $           113,175         $            77,324
 Securities owned, at fair value..............................                     31,765                      39,615
 Receivables from brokers, dealers and other, net.............                     16,172                      24,127
 Due from affiliates..........................................                        467                         722
 Investments..................................................                      1,029                       1,000
 Premises and equipment.......................................                     19,595                      19,662
 Capitalized software.........................................                      6,263                       6,450
 Goodwill.....................................................                      1,236                       1,373
 Deferred taxes...............................................                      2,732                       2,784
 Other assets.................................................                      7,261                       7,455
                                                                    ------------------------    ------------------------
 Total assets.................................................        $           199,695         $           180,512
                                                                    ------------------------    ------------------------
                                                                    ------------------------    ------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable and accrued expenses........................        $            32,666         $            24,154
 Payable to brokers, dealers and other........................                      2,283                       1,881
 Software royalties payable...................................                      3,456                       4,070
 Securities sold, not yet purchased, at fair value............                        148                         288
 Due to affiliates............................................                      2,117                       2,557
 Income taxes payable to affiliate............................                      3,860                       3,853
                                                                    ------------------------    ------------------------
 Total liabilities............................................                     44,530                      36,803
                                                                    ------------------------    ------------------------

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01; shares authorized:
     1,000,000; shares issued: none...........................                        -                           -
   Common stock, par value $0.01; shares authorized:
     100,000,000; shares issued: 31,026,579 and
     30,961,253 at March 26, 1999 and December 31,
     1998.....................................................                        310                         309
   Additional paid-in capital.................................                     54,419                      51,396
   Retained earnings..........................................                    113,284                     104,925
   Common stock held in treasury, at cost; shares:
     1,300,332 at March 26, 1999 and at December 31,
     1998.....................................................                    (12,760)                    (12,760)
   Accumulated other comprehensive loss:
     Currency translation adjustment..........................                        (88)                       (161)
                                                                    ------------------------    ------------------------
   Total stockholders' equity.................................                    155,165                     143,709
                                                                    ------------------------    ------------------------
 Total liabilities and stockholders' equity                           $           199,695         $           180,512
                                                                    ------------------------    ------------------------
                                                                    ------------------------    ------------------------


        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         THREE MONTHS ENDED
                                                                                    MARCH 26,            MARCH 27,
                                                                                       1999                1998
                                                                                 ---------------------------------------
REVENUES:
    Commissions............................................                      $         50,665    $         40,282
    Interest and dividends.................................                                 1,101                 801
    Other..................................................                                   862                 304
                                                                                 ---------------------------------------
        Total revenues.....................................                                52,628              41,387
                                                                                 ---------------------------------------
EXPENSES:
    Compensation and employee benefits.....................                                12,248              10,585
    Transaction processing.................................                                 7,536               5,654
    Software royalties.....................................                                 3,752               2,985
    Occupancy and equipment................................                                 3,113               2,797
    Telecommunications and data processing services........                                 1,920               1,781
    Net loss on long-term investments .....................                                   886               1,002
    Spin-off costs ........................................                                 2,254                 251
    Other general and administrative.......................                                 3,682               3,282
                                                                                 ---------------------------------------
        Total expenses.....................................                                35,391              28,337
                                                                                 ---------------------------------------
Income before income tax expense...........................                                17,237              13,050

Income tax expense.........................................                                 8,878               5,688
                                                                                 ---------------------------------------
Net income.................................................                      $          8,359    $          7,362
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
Basic net earnings per share of common stock ..............                      $           0.28    $           0.25
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
Diluted net earnings per share of common stock ............                      $           0.27    $           0.24
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
Basic weighted average shares outstanding .................                                29,708              29,091
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------
Diluted weighted average shares and common stock

    equivalents outstanding................................                                31,513              30,560
                                                                                 ---------------------------------------
                                                                                 ---------------------------------------



        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 26, 1999
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            Common
                                                                     Additional              Stock      Accumulated       Total
                                             Preferred   Common       Paid-in    Retained   Held in    Comprehensive  Stockholders'
                                               Stock      Stock       Capital    Earnings   Treasury   Income/(loss)     Equity
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1998..............   $     -     $    309   $  51,396  $ 104,925   $ (12,760)    $  (161)      $ 143,709
Issuance of common stock in connection
   with the employee stock option plan
  (44,876  shares)........................         -            1       2,712       -           -           -              2,713
Issuance of common stock in connection
   with the employee stock purchase plan
  (20,449 shares).........................         -         -            311       -           -           -                311

Comprehensive income/(loss):

  Net income..............................         -         -           -         8,359        -           -              8,359

  Other comprehensive income, net of tax:
       Currency translation adjustment....         -         -           -          -           -             73              73
                                                                                                                       ------------
Comprehensive income......................         -         -           -          -           -           -              8,432
                                             --------------------------------------------------------------------------------------

Balance at March 26, 1999.................   $     -     $    310   $  54,419  $ 113,284   $ (12,760)    $   (88)      $ 155,165
                                             --------------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------------


        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                    ----------------------------
                                                      MARCH 26,     MARCH 27,
                                                        1999          1998
                                                    ----------------------------
 Cash flows from operating activities:
 Net earnings.....................................  $      8,359   $     7,362
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Deferred income tax expense....................            52           283
   Depreciation and amortization..................         3,238         1,983
   Undistributed loss (income) of affiliates......           863           (39)
   Provision for doubtful accounts receivable.....            30            24
 Decrease (increase) in operating assets:
   Securities owned, at fair value................         7,850        (1,142)
   Receivables from brokers, dealers and other....         7,925        (1,348)
   Due from affiliates............................           255           195
   Investments....................................           (29)         (218)
   Other assets...................................           (57)          684
 Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses..........         8,535         5,380
   Payable to brokers, dealers and other..........           402           892
   Software royalties payable.....................          (614)          354
   Securities sold, not yet purchased, at
     fair value...................................          (139)           (3)
   Due to affiliates..............................          (440)       (1,381)
   Income taxes payable to affiliate..............             7          (359)
                                                    ----------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES....        36,237        12,667
                                                    ----------------------------
 Cash flows from investing activities:
   Purchase of premises and equipment.............        (1,778)         (802)
   Investment in joint venture....................          (637)          -
   Capitalization of software development costs...        (1,068)       (1,247)
                                                    ----------------------------
     NET CASH USED IN INVESTING ACTIVITIES........        (3,483)       (2,049)
                                                    ----------------------------
 Cash flows from financing activities:
   Issuance of common stock.......................         3,024         1,166
                                                    ----------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES....         3,024         1,166
                                                    ----------------------------
 Effect of foreign currency translation on cash
   and cash equivalents...........................            73           (87)

     Net increase in cash and cash equivalents....        35,851        11,697
 Cash and cash equivalents - beginning of period..        77,324        14,263
                                                    ----------------------------
 Cash and cash equivalents - end of period........  $    113,175   $    25,960
                                                    ----------------------------
                                                    ----------------------------
 Supplemental cash flow information:
   Interest paid..................................  $         28   $        13
                                                    ----------------------------
                                                    ----------------------------
   Income taxes paid to affiliate.................  $      7,074   $     5,263
                                                    ----------------------------
                                                    ----------------------------


        SEE ACCOMPANYING UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc., a broker-dealer in securities registered under the Exchange Act, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, and (3) ITG Australia Holdings Pty Limited, which is a 50% partner in ITG Pacific Holdings Pty Limited. Investments in companies of fifty percent or less are accounted for using the equity method. Jefferies Group, Inc. ("Jefferies Group") owned over 80% of our common stock at March 26, 1999. See Note - Spin-Off from Jefferies Group.

     We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker/dealers. Our products include: POSIT, the world's largest intra-day electronic equity matching system; QuantEX, a fully-integrated trade routing, analysis and management system; ITG Platform, a tool that provides connection to POSIT, ITG's electronic trading desk and SuperDOT; pre- and post-trade analysis, a set of analytical tools for systematically lowering the costs of trading; SmartServers, which offer server based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; and research, development, sales and consulting services to clients.

     All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the results for the interim periods and should be read in conjunction with our 1998 annual report on Form 10-K.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and certain receivables, are carried at fair value or contracted amounts which approximate fair value due to the short period to maturity and repricing characteristics. Similarly, liabilities are carried at amounts approximating fair value. Securities sold, not yet purchased are valued at quoted market prices.

USE OF ESTIMATES

     Management of ITG have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation.

INCOME TAXES

     Until to April 27, 1999, we were a member of the Jefferies affiliated group ("Group") for purposes of filing a Federal income tax return (i.e., Jefferies Group owned more than 80% of ITG). With respect to tax periods ending prior to April 28, 1999, our tax liability is determined on a "separate return" basis. That is, we are required to pay to Jefferies Group its proportionate share of the consolidated tax liability plus any excess of its "separate" tax liability (assuming a separate tax return were to be filed by the us) over its proportionate amount of the consolidated Group tax liability. Alternatively, Jefferies Group is required to pay us an "additional amount" for the amount by which the consolidated tax liability of the Group is decreased by reason of inclusion of ITG in the Group.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

     Income taxes are accounted for on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 26, 1999 and December 31, 1998 consisted of the following;

                                                        MARCH 26,  DECEMBER 31,
                                                          1999         1998
                                                     ---------------------------
                                                        (DOLLARS IN THOUSANDS)
 Accounts payable and accrued expenses...........     $    10,325  $    6,581
 Deferred compensation plan......................           3,924       3,801
 Deferred options................................           2,797       2,778
 Accrued soft dollars expenses...................           7,482       6,692
 Accrued bonus expense...........................           5,677       1,757
 Accrued rent expense............................           2,386       2,445
 Deferred revenues...............................              75         100
                                                     ---------------------------
 Total ..........................................     $    32,666  $   24,154
                                                     ---------------------------
                                                     ---------------------------


OTHER COMPREHENSIVE LOSS

     The following summarizes other comprehensive income (loss) for the quarter ended March 26, 1999
     (Dollars in thousands):

                                                             TAX          NET
                                              PRE-TAX     (EXPENSE)      OF TAX
                                               AMOUNT     OR BENEFIT     AMOUNT
                                           -------------------------------------
 Currency translation adjustment.........   $     73    $       -       $   73
                                           -------------------------------------
 Other Comprehensive loss................   $     73    $       -       $   73
                                           -------------------------------------
                                           -------------------------------------

                                                         ACCUMULATED
                                              CURRENCY      OTHER
                                            TRANSLATION COMPREHENSIVE
                                             ADJUSTMENT INCOME/(LOSS)
                                           ---------------------------
 Balance at December 31,1998.............   $   (161)   $      (161)
 Change during quarter ended
   March 26, 1999........................         73             73
                                           ---------------------------
 Balance at March 26, 1999...............   $  (  88)   $     (  88)
                                           ---------------------------
                                           ---------------------------

EARNINGS PER SHARE

     Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding. The adjusted average number of outstanding shares for the three months ended March 26, 1999 and March 27, 1998 was 29.7 million and 29.1 million, respectively.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 26, 1999 and March 27, 1998.

                                                                      MARCH 26,             MARCH 27,
                                                                        1999                   1998
                                                                    -------------         -------------
                                                                         (AMOUNTS IN THOUSANDS,
                                                                        EXCEPT PER SHARE AMOUNTS)
 Net earnings.....................................................   $   8,359             $   7,362
                                                                    -------------         -------------
                                                                    -------------         -------------
 Shares of common stock and common stock equivalents:
    Average number of common shares used in basic computation.....      29,708                29,091
    Effect of dilutive securities -- options......................       1,805                 1,469
                                                                    -------------         -------------
    Average number of common shares used in diluted computation...      31,513                30,560
                                                                    -------------         -------------
                                                                    -------------         -------------
 Earnings per share:
    Basic.........................................................   $    0.28             $    0.25
                                                                    -------------         -------------
                                                                    -------------         -------------
    Diluted.......................................................   $    0.27             $    0.24
                                                                    -------------         -------------
                                                                    -------------         -------------

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 26, 1999 and March 27, 1998 on a pre spin-off basis. In calculating the per share data, the historical numbers of shares outstanding, stated below, have been adjusted to reflect the spin-off and merger transactions effective on April 27, 1999 and discussed in "-- Spin-Off from Jefferies Group."

                                                                      MARCH 26,            MARCH 27,
                                     PRE SPIN-OFF BASIS                 1999                  1998
                                                                    -------------         -------------
                                                                           (AMOUNTS IN THOUSANDS,
                                                                          EXCEPT PER SHARE AMOUNTS)
 Net earnings.....................................................   $   8,359             $   7,362
                                                                    -------------         -------------
                                                                    -------------         -------------
 Shares of common stock and common stock equivalents:
   Average number of common shares used in basic computation......      18,620                18,233
   Effect of dilutive securities -- options.......................       1,131                   921
                                                                    -------------         -------------
   Average number of common shares used in diluted computation....      19,751                19,154
                                                                    -------------         -------------
                                                                    -------------         -------------
 Earnings per share:
   Basic..........................................................   $    0.45             $    0.40
                                                                    -------------         -------------
                                                                    -------------         -------------
   Diluted........................................................   $    0.42             $    0.38
                                                                    -------------         -------------
                                                                    -------------         -------------

SPIN-OFF FROM JEFFERIES GROUP

     On April 27, 1999, we were effectively spun off from Jefferies Group. The spin-off was effected through a series of transactions including our merger with and into Jefferies Group, with Jefferies Group surviving the merger and being renamed Investment Technology Group, Inc. ("New ITG"). The merger occurred following the transfer by Jefferies Group of substantially all of its assets and liabilities to its wholly-owned subsidiary ("New Jefferies"), and the pro rata distribution by Jefferies Group to its stockholders of all of the New Jefferies common stock. After these transactions, New Jefferies owned all of the assets of Jefferies Group other than Jefferies Group's equity interest in ITG, and Jefferies Group's existing stockholders owned all of the equity interest in New Jefferies. Following the merger, New Jefferies was renamed Jefferies Group, Inc., and, through its subsidiaries, carries on the businesses of Jefferies Group prior to the transactions (other than the businesses of our company).

     In connection with these transactions, on April 21, 1999, we paid a special cash dividend of $4.00 per share, payable pro rata to all of our stockholders of record as of April 20, 1999, including Jefferies Group. The aggregate


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES amount of the special cash dividend was $74.6 million, of which we paid $60.0 million to Jefferies Group. As a result of the merger and based upon the number of shares of Jefferies Group common stock outstanding on the date of the merger (23,931,814) and the number of shares of the ITG's common stock held by Jefferies Group (15,000,000), ITG's stockholders other than Jefferies Group received 1.5955 shares of common stock of New ITG for each share of the of ITG common stock held by them. Through March 26, 1999, we had incurred spin-off costs of approximately $4.2 million consisting of approximately $1.9 million through December 31, 1998 and approximately $2.3 million in First Quarter 1999. The merger and related transactions resulted in the stockholders of Jefferies Group becoming direct stockholders of our company and Jefferies Group ceasing to be our parent company. The merger was accounted for as a "merger of entities under common control" in accordance with generally accepted accounting principles.

CONTINGENCIES

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

     Our company may continue to be liable for certain liabilities of its former parent, Jefferies Group, Inc. despite the express assignment of such liabilities to and the express assumption of such liabilities by New Jefferies. Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement, New Jefferies will be obligated to indemnify ITG for liabilities related to its former parent and its subsidiaries, but not for liabilities related to our company. Under those agreements, ITG will be obligated to indemnify New Jefferies for liabilities related to our company. ITG's ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

DIVIDENDS

     Any future payments of dividends will be at the discretion of our Board of Directors and will depend on the our financial condition, results of operations, capital requirements and other factors deemed relevant. Our revolving credit facility substantially limits our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."





                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

REVENUES: We generate substantially all of our revenues from the following four services through our single line of business:

     -    POSIT: a confidential  electronic stock crossing system;

     -    Electronic Trading Desk:  an agency-only trading desk ;

     -    Front End Software;

               - QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations ; and

               - ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

          Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched on POSIT. We record as Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client revenue any order that is sent by our clients, through ITG's front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes interest income and market losses resulting from temporary positions in securities assumed in the normal course of our agency trading business.

EXPENSES:

          Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, commissions paid to employees of Jefferies Group, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, reduced by the employee portion of capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA at the contractually fixed rate of 13% of POSIT Revenues. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes gains on the sale of equity investments, as offset by amortization of goodwill, equity gain/loss pickup and initial start-up costs. Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of goodwill, legal, audit, tax, consulting and promotional expenses.

SPIN-OFF FROM JEFFERIES GROUP



                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

     On April 27, 1999, we were effectively spun off from Jefferies Group. The spin-off was effected through a series of transactions including our merger with and into Jefferies Group, with Jefferies Group surviving the merger and being renamed Investment Technology Group, Inc. ("New ITG"). The merger occurred following the transfer by Jefferies Group of substantially all of its assets and liabilities to its wholly-owned subsidiary ("New Jefferies"), and the pro rata distribution by Jefferies Group to its stockholders of all of the New Jefferies common stock. After these transactions, New Jefferies owned all of the assets of Jefferies Group other than Jefferies Group's equity interest in our company, and Jefferies Group's existing stockholders owned all of the equity interest in New Jefferies. Following the merger, New Jefferies was renamed Jefferies Group, Inc., and, through its subsidiaries, carries on the businesses of Jefferies Group prior to the transactions (other than the businesses of our company).

     In connection with these transactions, on April 21, 1999, we paid a special cash dividend of $4.00 per share, payable pro rata to all of our stockholders of record as of April 20, 1999, including Jefferies Group. The aggregate amount of the special cash dividend was $74.6 million, of which we paid $60.0 million to Jefferies Group. As a result of the merger and based upon the number of shares of Jefferies Group common stock outstanding on the date of the merger (23,931,814) and the number of shares of ITG's common stock held by Jefferies Group (15,000,000), ITG's stockholders other than Jefferies Group received 1.5955 shares of common stock of the surviving corporation for each share of ITG's common stock held by them. Through March 26, 1999, we had incurred spin-off costs of approximately $4.2 million, consisting of approximately $1.9 million through December 31, 1998 and approximately $2.3 million in First Quarter 1999. The merger and related transactions resulted in the stockholders of Jefferies Group becoming direct stockholders of our company and Jefferies Group ceasing to be our parent company. The merger was accounted for as a "merger of entities under common control" in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

          The table below sets forth, certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

                                                      -------------------------
                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                       March 26,     March 27,
                                                      -------------------------
                                                          1999         1998
                                                      -------------------------
 Revenues:                                               100.0%       100.0%
   Commissions......................................      96.3         97.3
   Interest and dividends and other.................      3.7           2.7
 Expenses:
   Compensation and employee benefits...............      23.3         25.6
   Transaction processing...........................      14.3         13.7
   Software royalties...............................      7.1           7.2
   Occupancy and equipment..........................      5.9           6.8
   Telecommunications and data processing services..      3.6           4.3
   Net loss on long-term investments................      1.7           2.4
   Spin-off costs...................................      4.3           0.6
   Other general and administrative.................      7.0           7.9
                                                      -------------------------
      Total expenses................................      67.2         68.5
                                                      -------------------------
 Operating income...................................      32.8         31.5
 Income tax expense.................................      16.9         13.7
                                                      -------------------------
 Net income.........................................      15.9         17.8
                                                      -------------------------
                                                      -------------------------



                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

QUARTER ENDED MARCH 26, 1999 COMPARED TO QUARTER ENDED MARCH 27, 1998

EARNINGS PER SHARE:

     Basic net earnings per share increased $0.03, or 12.0%, from $0.25 for the three months ended March 27, 1998 ("First Quarter 1998") to $0.28 for the three months ended March 26, 1999 ("First Quarter 1999"). Diluted net earnings per share increased $0.03, or 12.5%, from $0.24 to $0.27. Diluted net earnings per share for First Quarter 1999, excluding non-recurring charges of $2.3 million incurred in connection with our spin-off from Jefferies Group, were $0.34, or a 42% increase over $0.24 per share for First Quarter 1998. In calculating the per share data, the historical numbers of shares outstanding have been adjusted to reflect the spin-off and merger transactions effective on April 27, 1999 and discussed in "-- Spin-Off from Jefferies Group."

REVENUES:

     Total revenues increased $11.2 million, or 27%, from $41.4 million to $52.6 million. There were 59 trading days in First Quarter 1998 compared to 58 in First Quarter 1999. Revenues per trading day increased by $206,000, or 29%, from $701,000 to $907,000. Revenues per employee increased $9,000, or 5%, from $185,000 to $194,000.

     The following table itemizes revenues by category  (in thousands):

                                      THREE MONTHS ENDED,
                                   -------------------------
                                     MARCH 26,   MARCH 27,
                                        1999        1998      CHANGE   % CHANGE
                                   ---------------------------------------------
 POSIT............................      $28,746     $22,800     $5,946     26.1%
 Desk.............................       10,572       9,682        890      9.2
 Client...........................       12,718       8,109      4,609     56.8
 Other............................          592         796       (204)   (25.6)

     The increases in POSIT, Desk and Client revenues were attributable to an increase in trading volume by existing customers and an increase in the number of customers. The number of shares crossed on the POSIT system increased 287 million, or 25%, from 1.1 billion to 1.4 billion. The number of shares crossed on the POSIT system per day increased 5.2 million, or 27%, from 19.2 million to
24.4 million. Of Client revenues, ITG Platform increased 341% representing 11.5% of all Client revenues.

     Other revenues decreased primarily as a result of an increase in trading losses of $0.9 million over First Quarter 1998, reflecting market losses from temporary positions in securities assumed in the normal course of our agency trading business. This was essentially offset by development fee income charged to ITG Europe of $0.3 million and reimbursement from our joint venture partner of $0.4 million for POSIT development work.



EXPENSES:

     Total expenses increased $7.1 million, or 25%, from $28.3 million to $35.4 million.



                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

The following table itemizes expenses by category (in thousands):

                                                              THREE MONTHS ENDED,
                                                              -------------------
                                                                    MARCH 26,       MARCH 27,
                                                                      1999            1998          CHANGE      % CHANGE
                                                              -----------------------------------------------------------
 Compensation and employee benefits......................           $12,248         $10,585         $1,663         15.7%
 Transaction processing..................................             7,536           5,654          1,882         33.3
 Software royalties......................................             3,752           2,985            767         25.7
 Occupancy and equipment.................................             3,113           2,797            316         11.3
 Telecommunications and data processing services.........             1,920           1,781            139          7.8
 Net loss on long-term investments.......................               886           1,002           (116)       (11.6)
 Spin-off costs..........................................             2,254             251          2,003        798.0
 Other general and administrative........................             3,682           3,282            400         12.2
 Income taxes............................................             8,878           5,688          3,190         56.1

     COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 21% from 226 to 272, and additional compensation necessary to attract and retain quality personnel. Over 50% of the increase in new employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. Average compensation and employee benefits expenses per person decreased $9,000, or 4%, from $189,000 to $180,000 on an annualized basis.

     TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 13.7% to 14.3% of revenues. Clearing costs as a percentage of revenues increased 0.6% due to an increase in ticket volume and 0.2% due to an increase in international ticket charges. This was partially offset (0.6%) due to clearing volume discounts. Execution and other costs increased 0.4% as a percentage of revenues.

     SOFTWARE ROYALTIES: As software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

     OCCUPANCY AND EQUIPMENT: The increase in occupancy and equipment expense is primarily attributed to purchase of equipment and software and related maintenance contracts associated with the expansion of our research and development facility in Culver City, California.

     TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The increase in telecommunications and data processing services stems primarily from the data feed upgrades for clients, including market data line connections, totaling $0.6 million. This increase was offset in part by a decrease in spending on contingency-related planning and implementation.

     NET LOSS ON LONG-TERM INVESTMENTS: The net loss on long-term investments in First Quarter 1999 primarily reflects losses incurred by ITG Europe, which is now fully operational. In August 1998, we sold our equity ownership in the LongView Group, Inc., however, the investment in LongView Group had incurred a loss in First Quarter 1998.

     SPIN-OFF COSTS: The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Spin-Off from Jefferies Group."

     OTHER GENERAL AND ADMINISTRATIVE: The increase reflects software amortization for certain products that were released in late 1998, offset by a decline in consulting for projects such as network migration and strategic market studies.


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

     INCOME TAX EXPENSE: The increase was the result of an increase in pretax income and an increase in the effective tax rate from 43.6% in First Quarter 1998 to 51.5% in First Quarter 1999. The effective tax rate increased due to certain non-deductible expenses, such as spin-off costs and the inability to offset the larger First Quarter 1999 international losses with United States profits in calculating income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital resource requirements are the result of the funding of working capital needs, primarily consisting of compensation, benefits and transaction processing fees and software royalty fees. Historically, cash from operations has met all working capital requirements. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.

     We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned, at fair value, include highly liquid, variable rate municipal securities, auction rate preferred stock and common stock. At March 26, 1999, such cash equivalents amounted to $113.2 million and receivables from brokers, dealers and other, net of $16.2 million were due within 30 days. A special cash dividend of $74.6 million was paid on April 21, 1999 in connection with the spin-off from Jefferies Group. See "Spin-Off from Jefferies Group."

     Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. We believe that cash flows from operations and the receipt of the exercise price for the exercise of options which were scheduled to expire on April 30, 1999 in the amount of approximately $8.7 million will provide ITG Inc. with sufficient regulatory capital. We have an agreement with a bank to borrow up to $20 million on a revolving basis to enable ITG Inc. to satisfy its regulatory net capital requirements. This commitment will expire on March 14, 2000. Any amounts drawn may be prepaid at any time, but no later than March 15, 2001. We incur a fee at a rate per annum equal to 0.35% on the daily amount of the unused commitment to March 13, 2000. The interest rate on any amounts drawn will be prime; if such amounts are not repaid within two weeks, the interest rate will increase to prime plus 2%. The credit facility is secured by a pledge of the stock of ITG Inc., ITG Ventures, Inc. and ITG Global Trading Incorporated. This agreement limits our ability to pay cash dividends or incur indebtedness and requires us to comply with certain financial covenants. On March 26, 1999, assuming that the spin-off from Jefferies Group had been consummated on that date, ITG Inc. would have had pro forma excess net regulatory capital of approximately $16.5 million (not including the $20 million available under the new revolving credit facility). Although we believe that the combination of our existing net regulatory capital, operating cash flows and the revolving credit facility will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

THE YEAR 2000 ISSUE

     Some computer systems and software products were originally designed to accept only two digit entries in the data code field. As a result, certain computer systems and software packages will not be able to interpret dates beyond December 31, 1999 and thus will interpret dates beginning January 1, 2000 incorrectly. This could potentially result in



                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES computer failure or miscalculations, causing operating disruptions, including an inability to process transactions, send invoices or engage in normal business operations. Therefore, companies may have to upgrade or replace computer and software systems in order to comply with the "Year 2000" requirements.

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

COMPANY PROPRIETARY PRODUCTS. We have evaluated our trading systems and have endeavored to examine all code contained in our internally produced software.
We have completed regression testing of all mission critical systems and released Year 2000 compliant versions of all such systems other than QuantEX. We plan to complete date-forward testing of all mission critical systems and release a Year 2000 compliant version of QuantEX by the end of June 1999. We also participated in the Securities Industry Association's industry-wide testing program in March and April 1999.

CLIENTS.  We sent a letter explaining our Year 2000 strategy to all clients in
July 1998.   In addition, we contacted clients on a project-by-project basis to ascertain compatibility between our systems and changes made to the clients' systems. We started to provide point-to-point testing opportunities for our clients in April 1999.

YEAR 2000 CONTINGENCY PLANNING

     We are preparing a Year 2000 contingency plan to deal with both internal and external failures of critical systems. The Year 2000 issue can affect all businesses that rely heavily on automated systems. Our Year 2000 contingency plan is therefore intended to address failures of internal systems, client connections and connections to trading destinations, as well as failures of major infrastructure components. We intend to have our contingency plan in place by July 1999 and to update and refine such plan as needed on a continuing basis. We believe, however, that such contingency plan will not provide satisfactory solutions for our worst-case scenario. The general failure of computer and communication systems relied upon by the securities industry, such as the systems provided by long distance telephone companies, the stock exchanges, Nasdaq, The Depository Trust Company and ADP Brokerage Services, and the failure of our securities clearing and execution firms to provide services under agreements with us. Such failure would prevent us from operating in whole or in part until such systems or services have been restored and could have a material adverse effect on us.

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


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

COSTS

     We do not believe that the costs incurred to ready our systems for the Year 2000 will have a material effect on our financial condition. Total costs for the whole project are estimated to be between $2.5 and $3.0 million, which includes the cost of personnel, consultants and software and hardware costs. Costs incurred for the Year 2000 project were approximately $0.6 million for the First Quarter 1999 and totaled $2.1 million to date.



PART II. - OTHER INFORMATION

Item 4.        Submission of Matters to a vote of Security Holders
     (a)  Date of the Meeting - April 20, 1999
          Type of Meeting - Annual Meeting of Stockholders

     (b) At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

                    Frank E. Baxter
                    Neal S. Garonzik
                    William I Jacobs
                    Raymond L. Killian, Jr.
                    Robert L. King
                    Mark A. Wolfson

     (c) At the meeting, with respect to the election of the directors, ratification of the appointment of KPMG LLP as our independent auditors for the 1999 fiscal year, and approval and adoption of the Agreement and Plan of Merger between our company and Jefferies Group, the following votes were cast in the following manner:

     Election of Directors:
     NAME                                   FOR                WITHHELD
     ------------------------------------------------------------------
     Frank E. Baxter                    18,161,646               526
     Neal S. Garonzik                   18,161,646               526
     William I Jacobs                   18,161,646               526
     Raymond L. Killian, Jr.            18,161,646               526
     Robert L. King                     18,161,646               526
     Mark A. Wolfson                    18,161,646               526

     Ratification of the appointment of KPMG LLP as our independent auditors for the 1999 fiscal year:

                                   NUMBER OF SHARES
                                   ----------------
     For                               18,160,592
     Against                                1,025
     Abstain                                 555

     Approval and adoption the Agreement and Plan of Merger between ITG and Jefferies Group:


                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                   NUMBER OF SHARES
                                   ----------------
     For                               17,441,413
     Against                               20,621
     Abstain                                  630
     Delivered Not-Voted                  699,508




Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits


          Exhibit   3.2 - Amended and Restated Bylaws of the Company.
          Exhibit  10.1 - Amendment No.1, dated as of April 20, 1999, to the
                          Credit Agreement between the Company and The Bank of New York.
          Exhibit  10.2 - Assumption Agreement, dated as of April 27, 1999, between the Company and The Bank of New York.
          Exhibit    27 - Financial Data Schedule.







                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INVESTMENT TECHNOLOGY GROUP, INC.
                                        ---------------------------------
                                                  (Registrant)

Date:       MAY 10, 1999         By:  /s/ John R. MacDonald
         -----------------           ---------------------
                                         John R. MacDonald
                                         Chief Financial Officer and
                                         Duly Authorized Signatory of Registrant





                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES