Form 10-Q
period 1999-06-25
INVESTMENT TECHNOLOGY GROUP INC
filed 1999-08-06
CIK 920424

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

For the quarterly period ended June 25, 1999                         Commission file number: 0 - 23644

                      INVESTMENT TECHNOLOGY GROUP, INC.

            (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                                     95 - 2848406
------------------------------------------------------          ----------------------------------------------------
  (State or Other Jurisdiction of Incorporation or                     (I.R.S. Employer Identification No.)
                    Organization)



       380 Madison Avenue, New York, New York                                    (212) 588 - 4000
------------------------------------------------------          ----------------------------------------------------
      (Address of Principal Executive Offices)                            (Registrant's Telephone Number,
                                                                               Including Area Code)


                        10017
------------------------------------------------------
                     (Zip Code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




Yes [X]    No [  ]





As of August 6, 1999, the Registrant had 31,949,704 shares of common stock, $.01 par value, outstanding.

                                QUARTERLY REPORT ON FORM 10-Q

                                      TABLE OF CONTENTS

                                 PART I FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                        ----------
Item 1.       Financial Statements
              Consolidated Statements of Financial Condition:
                  June 25, 1999 (unaudited) and December 31, 1998...................................       4

              Consolidated Statements of Operations (unaudited):
                  Six Months Ended June 25, 1999 and June 26, 1998..................................       5
                  Three Months Ended June 25, 1999 and June 26, 1998................................       6

              Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                  Six Months Ended June 25, 1999....................................................       7

              Consolidated Statements of Cash Flows (unaudited):
                  Six Months Ended June 25, 1999 and June 26, 1998..................................       8

              Condensed Notes to Consolidated Financial Statements (unaudited)......................       9


Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................      12



                                            PART II OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders...................................       20
Item 5.       Other Information.....................................................................       20
Item 6.       Exhibits and Reports on Form 8-K......................................................       20

Signatures            ..............................................................................       21


QUANTEX (R) ("QUANTEX") IS A REGISTERED TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC. POSIT (R) ("POSIT") IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE. SMARTSERVER IS A SERVICE MARK OF INVESTMENT TECHNOLOGY GROUP, INC.

                           INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES

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

                 INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                                   Page 3 of 21

PART I. - FINANCIAL INFORMATION
Item 1.           Financial Statements

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              (DOLLARS IN THOUSANDS)

                                                                  JUNE 25,      DECEMBER 31,
                                                                   1999            1998
                                                                -----------      -----------
ASSETS                                                          (UNAUDITED)

Cash and cash equivalents.................................       $ 80,955           $ 77,324
Securities owned, at fair value...........................          27,757            39,615
Receivables from brokers, dealers and other, net..........          17,812            24,127
Due from affiliates.......................................               -               722
Investments...............................................           6,066             1,000
Premises and equipment....................................          19,060            19,662
Capitalized software......................................           6,419             6,450
Goodwill..................................................           1,098             1,373
Tax receivable............................................          10,298                 -
Deferred taxes............................................           2,421             2,784
Other assets..............................................           8,176             7,455
                                                                -----------      -----------
Total assets..............................................       $ 180,062          $180,512
                                                                -----------      -----------
                                                                -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.....................       $   41,890         $ 24,154
Payable to brokers, dealers and other.....................            5,918            1,881
Software royalties payable................................            4,216            4,070
Securities sold, not yet purchased, at fair value.........               23              288
Due to affiliates.........................................                -            2,557
Income taxes payable to affiliate.........................                -            3,853
                                                                -----------      -----------
Total liabilities.........................................           52,047           36,803
                                                                -----------      -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01; shares authorized:
     1,000,000; shares issued: none ......................                -                -
   Common stock, par value $0.01; shares authorized:
     100,000,000; shares issued: 31,488,836 and 30,961,253
     at June 25, 1999 and December 31, 1998...............              315              309
   Additional paid-in capital.............................           80,654           51,396
   Retained earnings......................................           47,054          104,925
   Common stock held in treasury, at cost; shares: none at
     June 25, 1999 and 1,300,332 at December 31, 1998...                  -          (12,760)
   Accumulated other comprehensive loss:
       Currency translation adjustment....................               (8)            (161)
                                                                -----------      -----------
   Total stockholders' equity.............................          128,015          143,709
                                                                -----------      -----------
Total liabilities and stockholders' equity                        $ 180,062        $ 180,512
                                                                -----------      -----------
                                                                -----------      -----------

                             SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO
                                   CONSOLIDATED FINANCIAL STATEMENTS.

                           INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                                             Page 4 of 21

                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     SIX MONTHS ENDED
                                                                 -----------------------
                                                                  JUNE 25,     JUNE 26,
                                                                   1999          1998
                                                                 ---------      -------
REVENUES:
     Commissions:
             POSIT........................................      $ 61,570        $51,726
             Electronic trading desk......................        21,478         21,805
             Client.......................................        24,769         17,424
     Other................................................         1,123          1,337
                                                                --------        -------
               Total revenues.............................       108,940         92,292
                                                                --------        -------
EXPENSES:
     Compensation and employee benefits...................        25,915         22,810
     Transaction processing...............................        15,357         12,364
     Software royalties...................................         8,026          6,759
     Occupancy and equipment..............................         6,409          5,620
     Telecommunications and data processing services......         4,304          4,106
     Net loss on long-term investments ...................         1,215          2,087
     Spin-off costs ......................................         6,759            625
     Other general and administrative.....................         7,416          6,204
                                                                --------        -------
              Total expenses..............................        75,401         60,575
                                                                --------        -------
Income before income tax expense..........................        33,539         31,717

Income tax expense........................................        16,786         14,427
                                                                --------        -------
NET INCOME................................................      $ 16,753        $17,290
                                                                --------         -------
                                                                ---------        -------
Basic net earnings per share of common stock .............      $   0.55        $  0.59
                                                                --------        -------
                                                                --------        -------
Diluted net earnings per share of common stock  ..........      $   0.53        $  0.57
                                                                --------        -------
                                                                --------        -------
Basic weighted average shares outstanding.................        30,191         29,162
                                                                --------        -------
                                                                --------        -------
Diluted weighted average shares and common stock
  equivalents outstanding.................................        31,817         30,569
                                                                --------        -------
                                                                --------        -------

                             SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO
                                    CONSOLIDATED FINANCIAL STATEMENTS.

                           INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                                 JUNE 25,   JUNE 26,
                                                                   1999      1998
                                                                 --------   --------
REVENUES:
     Commissions:
             POSIT........................................       $32,824    $28,926
             Electronic trading desk......................        10,878     12,123
             Client.......................................        12,080      9,315
     Other................................................           530        541
                                                                 --------   --------
               Total revenues.............................        56,312     50,905
                                                                 --------   --------
EXPENSES:
     Compensation and employee benefits...................         3,667     12,225
     Transaction processing...............................         7,821      6,710
     Software royalties...................................         4,274      3,774
     Occupancy and equipment..............................         3,296      2,823
     Telecommunications and data processing services......         2,384      2,325
     Net loss on long-term investments ...................           329      1,085
     Spin-off costs ......................................         4,505        374
     Other general and administrative.....................         3,734      2,922
                                                                 --------   --------
              Total expenses..............................        40,010      32,238
                                                                 --------   --------
Income before income tax expense..........................        16,302      18,667

Income tax expense........................................         7,908       8,739
                                                                 --------   --------
NET INCOME................................................       $ 8,394     $ 9,928
                                                                 --------   --------
                                                                 --------   --------
Basic net earnings per share of common stock .............       $  0.27      $ 0.34
                                                                 --------   --------
                                                                 --------   --------
Diluted net earnings per share of common stock  ..........       $  0.26     $  0.32
                                                                 --------   --------
                                                                 --------   --------
Basic weighted average shares outstanding.................        30,670      29,246
                                                                 --------   --------
                                                                 --------   --------
Diluted weighted average shares and common stock
  Equivalents outstanding.................................         32,040     30,647
                                                                 --------   --------
                                                                 --------   --------

                    SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS.

                  INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  Page 6 of 21

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         FOR THE SIX MONTHS ENDED JUNE 25, 1999
                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                            Common
                                                                             Additional                      Stock
                                                   Preferred     Common       Paid-in      Retained         Held in
                                                     Stock        Stock       Capital      Earnings         Treasury
                                                   ---------     ------      ----------    --------         --------
Balance at December 31, 1998...............        $       -     $  309       $ 51,396     $104,925         $(12,760)
Retirement of Common Stock held in
  Treasury (1,300,332 shares)..............                -          -        (12,760)           -            12,760
Payment of special cash dividend...........                -          -              -      (74,624)                -
Issuance of common stock in connection
  with the employee stock option plan
  (1,757,615 shares).......................                -          6         41,707            -                 -
Issuance of common stock in connection
  with the employee stock purchase plan
  (20,449 shares)..........................                -          -            311            -                 -

Comprehensive income/(loss):
  Net income...............................                -          -              -       16,753                 -

  Other comprehensive income, net oftax:
        Currency translation adjustment ...                -          -              -            -                 -
Comprehensive income.......................                -          -              -            -                 -
                                                   ---------     ------      ----------    --------         ---------
Balance at June 25, 1999...................        $       -     $  315       $ 80,654     $ 47,054         $       -
                                                   ---------     ------      ----------    --------         ---------
                                                   ---------     ------      ----------    --------         ---------

                                              Accumulated         Total
                                              Comprehensive    Stockholders
                                              Income/(loss)       Equity
                                              -------------    ------------
Balance at December 31, 1998...............     $      (161)     $143,709
Retirement of Common Stock held in
  Treasury (1,300,332 shares)..............               -             -
Payment of special cash dividend...........               -       (74,624)
Issuance of common stock in connection
  with the employee stock option plan
  (1,757,615 shares).......................               -        41,713
Issuance of common stock in connection
  with the employee stock purchase plan
  (20,449 shares)..........................               -           311

Comprehensive income/(loss):
  Net income...............................               -        16,753

  Other comprehensive income, net oftax:
        Currency translation adjustment ...             153           153
Comprehensive income.......................
                                                                 --------
Balance at June 25, 1999...................               -        16,906
                                                 ----------      ---------
                                                         (8)     $128,015
                                                 ----------      ---------
                                                 ----------      ---------

                              SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO
                                    CONSOLIDATED FINANCIAL STATEMENTS.

                           INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                                             Page 7 of 21

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (DOLLARS IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                              -------------------------------
                                                                                               JUNE 25,              JUNE 26,
                                                                                                 1999                  1998
                                                                                              ---------             ---------
Cash flows from operating activities:
Net income..........................................................................           $ 16,753               $17,290
Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense/(benefit)  ........................................                362                  (276)
     Depreciation and amortization..................................................              6,574                 4,053
     Undistributed loss of affiliates...............................................              1,165                    77
     Provision for doubtful receivables.............................................                 60                    48
Decrease (increase) in operating assets:
    Securities owned, at fair value.................................................             11,858                 1,081
    Receivables from brokers, dealers and other.....................................              6,254                (5,632)
    Tax receivable..................................................................            (10,298)                    -
    Due from affiliates.............................................................                722                 1,074
    Investments.....................................................................                (66)                 (405)
    Other assets....................................................................               (970)               (1,079)
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses...........................................             17,786                11,153
    Payable to brokers, dealers and other...........................................              4,037                 1,260
    Software royalties payable......................................................                146                 1,178
    Securities sold, not yet purchased, at fair value...............................               (265)                  139
    Due to affiliates...............................................................             (2,557)               (1,421)
    Income taxes payable to affiliate...............................................             (3,853)                2,191
                                                                                              ---------             ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES......................................             47,708                30,731
                                                                                              ---------             ---------
Cash flows from investing activities:
    Purchase of premises and equipment..............................................             (3,376)               (3,746)
    Purchase of investment securities...............................................             (5,000)                    -
    Other assets....................................................................               (964)                    -
    Capitalization of software development costs....................................             (2,291)               (2,135)
                                                                                              ---------             ---------
     NET CASH USED IN INVESTING ACTIVITIES..........................................            (11,631)               (5,881)
                                                                                              ---------             ---------
Cash flows from financing activities:
    Dividends paid..................................................................            (74,624)                    -
    Retirement of common stock held in treasury at cost.............................             12,760                     -
    Issuance of common stock........................................................             29,265                 3,833
                                                                                              ---------             ---------
       NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES.............................            (32,599)                3,833
                                                                                              ---------             ---------
Effect of foreign currency translation on cash and cash equivalents.................                153                  (135)

     Net increase in cash and cash equivalents......................................              3,631                28,548
Cash and cash equivalents - beginning of period.....................................             77,324                14,263
                                                                                              ---------             ---------
                                                                                              ---------             ---------
Cash and cash equivalents - end of period...........................................          $  80,955               $42,811
                                                                                              ---------             ---------
                                                                                              ---------             ---------
Supplemental cash flow information:
    Interest paid...................................................................          $      19                $   14
                                                                                              ---------             ---------
                                                                                              ---------             ---------
    Income taxes paid to affiliate..................................................          $   6,538                $11,081
                                                                                              ---------             ---------
                                                                                              ---------             ---------

                            SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO
                                 CONSOLIDATED FINANCIAL STATEMENTS.
                           INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                                             Page 8 of 21

      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc., a broker-dealer in equity securities registered under the Exchange Act, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, and (3) ITG Australia Holdings Pty Limited, which is a 50% partner in ITG Pacific Holdings Pty Limited. Investments in companies of fifty percent or less are accounted for using the equity method.

     We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker/dealers. Our products include: POSIT, the world's largest intra-day electronic equity matching system; QuantEX, a fully-integrated trade routing, analysis and management system; ITG Platform, a tool that provides connections to POSIT, ITG's electronic trading desk and SuperDOT; pre- and post-trade analysis, a set of analytical tools for systematically lowering the costs of trading; SmartServers, which offer server based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; and research, development, sales and consulting services to clients.

SPIN-OFF FROM JEFFERIES GROUP

     On April 27, 1999, we were effectively spun off from Jefferies
Group, Inc ("Jefferies Group"). The spin-off was effected through a series of transactions including our merger with and into Jefferies Group, with Jefferies Group surviving the merger and being renamed Investment Technology Group, Inc. ("New ITG"). The merger occurred following the transfer by Jefferies Group of substantially all of its assets and liabilities to its wholly-owned subsidiary ("New Jefferies"), and the pro rata distribution by Jefferies Group to its stockholders of all of the New Jefferies common stock. After these transactions, New Jefferies owned all of the assets of Jefferies Group other than Jefferies Group's equity interest in ITG, and Jefferies Group's existing stockholders owned all of the equity interest in New Jefferies. Following the merger, New Jefferies was renamed Jefferies Group, Inc., and, through its subsidiaries, carries on the businesses of Jefferies Group prior to the transactions (other than the businesses of our company).

     In connection with these transactions, on April 21, 1999, we paid a special cash dividend of $4.00 per share, payable pro rata to all of our stockholders of record as of April 20, 1999, including Jefferies Group. The aggregate amount of the special cash dividend was $74.6 million, of which we paid $60.0 million to Jefferies Group. As a result of the merger and based upon the number of shares of Jefferies Group common stock outstanding on the date of the merger (23,931,814) and the number of shares of the ITG common stock held by Jefferies Group (15,000,000), ITG's stockholders, other than Jefferies Group received
1.5955 shares of common stock of New ITG for each share of ITG common stock held by them. Through June 25, 1999, we had incurred spin-off costs of approximately $8.7 million, consisting of approximately $1.9 million through December 31, 1998 and approximately $6.8 million in the first six months of 1999. The merger and related transactions resulted in the stockholders of Jefferies Group becoming direct stockholders of our company and Jefferies Group ceasing to be our parent company. The merger was accounted for as a "merger of entities under common control" in accordance with generally accepted accounting principles and accordingly, reflected the historical cost basis of assets and liabilities of ITG.

     All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the results for the interim periods and should be read in conjunction with our 1998 annual report on Form 10-K, as amended by Form 10-K-A.

                INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                                   Page 9 of 21

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and certain receivables, are carried at fair value or contracted amounts which approximate fair value due to the short period to maturity and repricing characteristics. Similarly, liabilities are carried at amounts approximating fair value. Securities sold, not yet purchased, are valued at quoted market prices.

USE OF ESTIMATES

     ITG's management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation.

INCOME TAXES

    Until April 27, 1999, we were a member of Jefferies Group affiliated tax group ("Group") for purposes of filing a Federal income tax return (i.e., Jefferies Group owned more than 80% of ITG). With respect to tax periods ending prior to April 28, 1999, our tax liability was determined on a "separate return" basis. That is, we were required to pay to Jefferies Group our proportionate share of the Group's consolidated tax liability plus any excess of our "separate" tax liability (assuming a separate tax return were to be filed by us) over our proportionate amount of the consolidated Group tax liability. Alternatively, Jefferies Group was required to pay us an "additional amount" for the amount by which the consolidated tax liability of the Group was decreased by reason of inclusion of ITG in the Group.

    We account for income taxes on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date.

    At June 25, 1999, we had a tax receivable balance of $10.3 million resulting from the exercise of stock options that were exercised prior to their expiration at the end of April 1999.

                INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                                   Page 10 of 21

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 25, 1999 and December 31, 1998 consisted of the following;

                                                          JUNE 25,   DECEMBER 31,
                                                            1999        1998
                                                        -----------   -----------
                                                         (DOLLARS IN THOUSANDS)
         Accounts payable and accrued expenses......     $17,858      $ 6,681
         Deferred compensation......................       7,447        6,579
         Accrued soft dollars expenses..............       8,383        6,692
         Accrued bonus expense......................       5,716        1,757
         Accrued rent expense.......................       2,486        2,445
                                                         -------      -------
         Total......................................     $41,890      $24,154
                                                         -------      -------
                                                         -------      -------

OTHER COMPREHENSIVE LOSS

       The following summarizes other comprehensive income (loss) as of June 25, 1999 (Dollars in thousands):

                                                                                             TAX              NET
                                                                          PRE-TAX         (EXPENSE)         OF TAX
                                                                           AMOUNT         OR BENEFIT        AMOUNT
                                                                        ------------- ------------------- -----------
         Currency translation adjustment...............................  $     153     $         -        $    153
         Other Comprehensive loss......................................  $     153     $         -        $    153
                                                                        ------------- ------------------- -----------
                                                                        ------------- ------------------- -----------

                                                                                         ACCUMULATED
                                                                          CURRENCY          OTHER
                                                                        TRANSLATION     COMPREHENSIVE
                                                                         ADJUSTMENT     INCOME/(LOSS)
                                                                        ------------- -------------------
         Balance at December 31,1998............................         $       (161)   $       (161)

         Change during quarter ended June 25, 1999..............                  153             153
                                                                        ------------- -------------------
         Balance at June 25, 1999...............................         $         (8)   $         (8)
                                                                        ------------- -------------------
                                                                        ------------- -------------------

EARNINGS PER SHARE

        Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding adjusted to reflect our company's spin-off transaction from Jefferies Group. The adjusted average number of outstanding shares for the six months ended June 25, 1999 and June 26, 1998 was 31.8 million and 30.6 million, respectively. The adjusted average number of outstanding shares for the three months ended June 25, 1999 and June 26, 1998 was 32.0 million and 30.6 million, respectively.

                INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                                Page 11 of 21

        The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 25, 1999 and June 26, 1998.

                                                                                  JUNE 25,          JUNE 26,
                                                                                    1999              1998
                                                                               --------------    --------------
                                                                                   (AMOUNTS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE AMOUNTS)
      Net income............................................................   $     16,753      $     17,290
                                                                               --------------    --------------
                                                                               --------------    --------------
      Shares of common stock and common stock equivalents:
            Average number of common shares used in basic computation.......         30,191            29,162
            Effect of dilutive securities - options.........................          1,626             1,407
                                                                               --------------    --------------
            Average number of common shares used in diluted computation.....         31,817            30,569
                                                                               --------------    --------------
                                                                               --------------    --------------
      Earnings per share:
      Basic.................................................................   $       0.55      $       0.59
                                                                               --------------    --------------
                                                                               --------------    --------------
      Diluted...............................................................   $       0.53      $       0.57
                                                                               --------------    --------------
                                                                               --------------    --------------

The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 25, 1999 and June 26, 1998 on a post spin-off basis. In calculating the per share data, the historical numbers of shares outstanding, stated below, have been adjusted to reflect the spin-off and merger transactions effective on April 27, 1999 and discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group."

                                                                                  JUNE 25,          JUNE 26,
                                                                                    1999              1998
                                                                               --------------    --------------
                                                                                  (AMOUNTS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE AMOUNTS)
      Net income.........................................................      $     8,394       $     9,928
                                                                               --------------    --------------
                                                                               --------------    --------------
      Shares of common stock and common stock equivalents:
            Average number of common shares used in basic computation.......        30,670            29,246
            Effect of dilutive securities - options.........................         1,370             1,401
                                                                               --------------    --------------
                                                                               --------------    --------------
            Average number of common shares used in diluted computation.....        32,040            30,647
                                                                               --------------    --------------
                                                                               --------------    --------------
      Earnings per share:
      Basic.................................................................    $      0.27      $       0.34
                                                                               --------------    --------------
                                                                               --------------    --------------
      Diluted...............................................................    $      0.26      $       0.32
                                                                              --------------    --------------
                                                                              --------------    --------------

CONTINGENCIES

     In 1998, we received a "30-day letter" from the Internal
Revenue Service proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. We believe that the tax benefits in question were taken properly and intend to vigorously contest the proposed adjustments. Based on the facts and circumstances known at this time, we are unable to predict when this matter will be resolved or the costs associated with its resolution.

     Our company may continue to be liable for certain liabilities of its former parent, Jefferies Group despite the express assignment of such liabilities to and the express assumption of such liabilities by New Jefferies. Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement, New Jefferies will be obligated to indemnify ITG for liabilities related to ITG's former parent and its subsidiaries, but not for liabilities related to our company. Under those agreements, ITG will be obligated to indemnify New Jefferies for liabilities related to our

           INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                           Page 12 of 21
company. ITG's ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

DIVIDENDS

     Any future payments of dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors deemed relevant. Our revolving credit facility substantially limits our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

REVENUES:

     We generate substantially all of our revenues from the following four products and services, each contributing to our single line of business:

     -   POSIT: a confidential electronic stock crossing system;

     -   Electronic Trading Desk:  an agency-only trading desk;

     -   Front End Software;

         - QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations; and

         - ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

     Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client revenue any order that is sent by our clients, through ITG's front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes interest income and market losses resulting from temporary positions in securities assumed in the normal course of our agency trading business.

EXPENSES:

     Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                            Page 13 of 21
medical insurance, life insurance, retirement plans and payroll taxes, offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA, at the contractually fixed rate of 13% of POSIT Revenues. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes gains on the sale of equity investments, as offset by amortization of goodwill, equity gain/loss pickup and initial start-up costs. Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of software and goodwill, legal, audit, tax, consulting and promotional expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 25, 1999 COMPARED TO SIX MONTHS ENDED JUNE 26, 1998

     The table below sets forth, certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

                                                      ------------------
                                                       SIX MONTHS ENDED
                                                      ------------------
                                                      JUNE 25,   JUNE 26,
                                                      --------   -------
                                                         1999      1998
                                                        ------    ------
Revenues: ........................................      100.0%    100.0%
     Commissions
             POSIT ...............................       56.5      56.0
             Electronic trading desk .............       19.7      23.6
             Client ..............................       22.7      18.9
     Other .......................................        1.1       1.5
Expenses:
     Compensation and employee benefits ..........       23.8      24.7
     Transaction processing ......................       14.1      13.4
     Software royalties ..........................        7.4       7.3
     Occupancy and equipment .....................        5.9       6.1
     Telecommunications and data processing
      services ...................................        4.0       4.4
     Net loss on long-term investments ...........        1.1       2.3
     Spin-off costs ..............................        6.2       0.7
     Other general and administrative ............        6.8       6.7
                                                        ------    ------
              Total expenses .....................       69.3      65.6
                                                        ------    ------
                                                         30.8      34.4
Income before income tax expense
Income tax expense ...............................       15.4      15.6
                                                        ------    ------
Net income .......................................       15.4      18.7
                                                        ------    ------
                                                        ------    ------

EARNINGS PER SHARE:

         Basic net earnings per share decreased $0.04, or 7%, from $0.59 for the six months ended June 26, 1998 ("First Half 1998") to $0.55 for the six months ended June 25, 1999 ("First Half 1999"). Diluted net earnings per share decreased $0.04, or 7%, from $0.57 to $0.53. Diluted net earnings per share for First Half 1999, excluding non-recurring

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                            Page 14 of 21
charges of $6.8 million incurred in connection with our spin-off from Jefferies Group, were $0.69, or a 17% increase over $0.59 per share for First Half 1998.

REVENUES:

     Total revenues increased $16.6 million, or 18%, from $92.3 million to $108.9 million. There were 122 trading days in First Half 1998 compared to 121 in First Half 1999. Revenues per trading day increased by $144,000, or 19%, from $756,000 to $900,000. Revenues per employee decreased $29,000, or 7%, from $393,000 to $364,000.

     The increases in POSIT and Client revenues were attributable to an increase in trading volume by existing customers and an increase in the number of customers. The number of shares crossed on the POSIT system increased 400 million, or 19%, from 2.6 billion to 3.0 billion. The number of shares crossed on the POSIT system per day increased 4.2 million, or 20%, from 20.9 million to
25.1 million. In addition, on June 24, 1999, a record breaking 49 million shares were crossed on the POSIT system. Of Client revenues, ITG Platform increased 319% representing 32% of the increase in Client revenues.

     Electronic Trading Desk revenues decreased due to a number of factors, including, our clients winning fewer portfolio transitions, increased competition from principal bids and lower turnover of portfolios for some of our clients. Other revenues also decreased primarily as a result of an increase in trading losses of $1.8 million over First Half 1998, reflecting market losses from temporary positions in securities assumed in the normal course of our agency trading business. This was somewhat offset by development fee income charged to ITG Europe of $0.7 million and reimbursement from our joint venture partner of $0.4 million for POSIT development work.

EXPENSES:

     Total expenses excluding income tax expense for the First Half 1999 increased $14.8 million, or 24%, from $60.6 million to $75.4 million.

     COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 27% from 235 to 299, and additional compensation necessary to attract and retain quality personnel. Over 50% of the increase in new employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. Average compensation and employee benefits expenses per person decreased $21,000, or 11%, from $194,000 to $173,000 on an annualized basis.

     TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 13.4% to 14.1% of revenues. Ticket charges have increased 27%, which is more than our 18% revenue growth, primarily as a result of customer requests to allocate transactions to a larger number of accounts.

     SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

     OCCUPANCY AND EQUIPMENT: The increase in headcount resulted in increased equipment purchases and the associated depreciation expense. In addition, we expanded our research and development facility in Culver City, California in July 1998 that resulted in a rent expense increase.

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                            Page 15 of 21

     TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The increase in telecommunications and data processing services stems primarily from the data feed upgrades for clients, including market data line connections and increases in dial-up costs related to the ITG Platform installations. This increase was offset in part by a $0.3 million decrease in spending on contingency-related planning and implementation.

     NET LOSS ON LONG-TERM INVESTMENTS: The net loss on long-term investments in First Half 1999 primarily reflects losses incurred by ITG Europe. In August 1998, we sold our equity ownership in the LongView Group, Inc., which had incurred a loss in First Half 1998.

     SPIN-OFF COSTS: The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group."

     OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects software amortization for certain products that were released in late 1998, offset in part by a decline in consulting expenses for projects such as network migration and strategic market studies.

     INCOME TAX EXPENSE: The increase in the effective tax rate from 45.5% in First Half 1998 to 50.0% in First Half 1999 was due to increases in certain non-deductible expenses, such as spin-off costs and the inability to offset international losses against United States profits in calculating income tax expense.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 25, 1999 COMPARED TO THREE MONTHS ENDED JUNE 26, 1998

     The table below sets forth, certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

                                                         ------------------
                                                         THREE MONTHS ENDED
                                                         ------------------
                                                         JUNE 25,  JUNE 26,
                                                         -------   -------
                                                           1999      1998
                                                         -------   -------
Revenues: ...........................................     100.0%    100.0%
     Commissions
             POSIT ..................................      58.3      56.8
             Electronic trading desk ................      19.3      23.8
             Client .................................      21.5      18.3
     Other ..........................................       0.9       1.1
Expenses:
     Compensation and employee benefits .............      24.3      24.0
     Transaction processing .........................      13.9      13.2
     Software royalties .............................       7.6       7.4
     Occupancy and equipment ........................       5.9       5.5
     Telecommunications and data processing services.       4.2       4.6
     Net loss on long-term investments ..............       0.6       2.1
     Spin-off costs .................................       8.0       0.7
     Other general and administrative ...............       6.6       5.7
                                                         ------    ------
              Total expenses ........................      71.2      63.2
                                                         ------    ------
                                                           28.9      36.7
Income before income tax expense
Income tax expense ..................................      14.0      17.2
                                                         ------    ------
Net income ..........................................      14.9      19.5
                                                         ------    ------
                                                         ------    ------

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES

EARNINGS PER SHARE:

     Basic net earnings per share decreased $0.07, or 21%, from $0.34 for the three months ended June 26, 1998 ("Second Quarter 1998") to $0.27 for the three months ended June 25, 1999 ("Second Quarter 1999"). Diluted net earnings per share decreased $0.06, or 19%, from $0.32 to $0.26. Diluted net earnings per share for Second Quarter 1999, excluding non-recurring charges of $4.5 million incurred in connection with our spin-off from Jefferies Group, were $0.36, or a 6% increase over $0.34 per share for Second Quarter 1998.

REVENUES:

     Total revenues increased $5.4 million, or 11%, from $50.9 million to $56.3 million. There were 63 trading days in both Second Quarter 1998 and Second Quarter 1999. Revenues per trading day increased by $86,000, or 11%, from $808,000 to $894,000. Revenues per employee decreased $28,000, or 13%, from $216,000 to $188,000.

     The increases in POSIT and Client revenues were attributable to an increase in trading volume by existing customers and an increase in the number of customers. The number of shares crossed on the POSIT system increased 190 million, or 13%, from 1.4 billion to 1.6 billion. The number of shares crossed on the POSIT system per day increased 3.0 million, or 13%, from 22.6 million to
25.7 million. In addition, on June 24, 1999, a record breaking 49 million shares were crossed on the POSIT system. Of Client revenues, ITG Platform increased 307% representing 45% of the increase in Client revenues.

     Electronic Trading Desk revenues decreased due to a number of factors, including, our clients winning fewer portfolio transitions, increased competition from principal bids and lower turnover of portfolios for some of our clients. There was no significant change in our Other revenue from Second Quarter 1998.

EXPENSES:

     Total expenses excluding income tax expense for the Second Quarter 1999 increased $7.8 million, or 24%, from $32.2 million to $40.0 million.

     COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 27% from 235 to 299, and additional compensation necessary to attract and retain quality personnel. Over 50% of the increase in new employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. The Second Quarter 1999 also included Medicare taxes of approximately $0.5 million resulting from option exercises that were exercised as these options were to expire in April 1999. Average compensation and employee benefits expenses per person decreased $6,000, or 12%, from $52,000 to $46,000 on a quarterly basis.

     TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 13.2% to 13.9% primarily due to an increase in ticket charges. The increase in ticket charges reflects a 30% increase in the number of tickets, primarily as a result of customer requests to allocate transactions to a larger number of accounts.

     SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

     OCCUPANCY AND EQUIPMENT: The increase in headcount resulted in increased equipment purchases and the associated depreciation expense. In addition, we expanded our research and development facility in Culver City, California in July 1998 that resulted in a rent expense increase.

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                             Page 17 of 21

     TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The increase in telecommunications and data processing services stems primarily from the data feed upgrades for clients, including market data line connections.

     NET LOSS ON LONG-TERM INVESTMENTS: The net loss on long-term investments in Second Quarter 1999 primarily reflects losses incurred by ITG Europe. In August 1998, we sold our equity ownership in the LongView Group, Inc., which had incurred a loss in Second Quarter 1998.

     SPIN-OFF COSTS: The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group."

     OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects software amortization for certain products that were released in late 1998, combined with increased business development costs to further promote the firm.

     INCOME TAX EXPENSE: The increase was the result of an increase in pretax income and an increase in the effective tax rate from 46.8% in Second Quarter 1998 to 48.5% in Second Quarter 1999. The effective tax rate increased due to certain non-deductible expenses, such as spin-off costs and the inability to offset the Second Quarter 1999 international losses against United States profits in calculating income tax expense.

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

     We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable rate municipal securities, auction rate preferred stock and common stock. At June 25, 1999, such cash equivalents amounted to $81.0 million and receivables from brokers, dealers and other, net, of $10.1 million were due within 30 days. A special cash dividend of $74.6 million was paid on April 21, 1999 in connection with the spin-off from Jefferies Group. See "Spin-Off from Jefferies Group."

     Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. with sufficient regulatory capital. As of June 25, 1999, we had net excess regulatory capital of $46.9 million. We have an agreement with a bank to borrow up to $20 million on a revolving basis to enable ITG Inc. to satisfy its regulatory net capital requirements. This commitment will expire on March 14, 2000. Any amounts drawn may be prepaid at any time, but no later than March 15, 2001. We incur a fee at a rate per annum equal to 0.35% on the daily amount of the unused commitment to March 13, 2000. The interest rate on any amounts drawn will be prime; if such amounts are not repaid within two weeks, the interest rate will increase to prime plus 2%. The credit facility is secured by a pledge of the stock of ITG Inc., ITG Ventures, Inc. and ITG Global Trading Incorporated. This agreement limits our ability to pay cash dividends or incur indebtedness and requires us to comply with certain financial covenants. Although we believe that the combination of our existing net regulatory capital, operating cash flows and the revolving credit facility will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                             Page 18 of 21

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

COMPANY PROPRIETARY PRODUCTS. We have evaluated our trading systems and have endeavored to examine all code contained in our internally produced software. We have completed regression testing and date-forward testing of all mission critical systems and released Year 2000 compliant versions of all such systems. We also participated in the Securities Industry Association's industry-wide testing program in March and April 1999.

CLIENTS. We have periodically informed our clients of the progress of our Year 2000 program. In June 1999, we sent our clients a letter to inform them that Year 2000 compliant versions of all our products were available and to identify the Year 2000 compliant version of each product. In addition, we contacted clients on a project-by-project basis to ascertain compatibility between our systems and changes made to the clients' systems. We have provided point-to-point testing opportunities for our clients since April 1999.

YEAR 2000 CONTINGENCY PLANNING

     We have prepared a Year 2000 contingency plan to deal with both internal and external failures of critical systems. The Year 2000 issue can affect all businesses that rely heavily on automated systems. Our Year 2000 contingency plan is therefore intended to address failures of internal systems, client connections and connections to trading destinations, as well as failures of major infrastructure components. We intend to update and refine our contingency plan as needed on a continuing basis. We believe, however, that such contingency plan will not provide satisfactory solutions for our worst-case scenario: the general failure of computer and communication systems relied upon by the securities industry, such as the systems provided by long distance telephone companies, the stock exchanges, Nasdaq, The Depository Trust Company and ADP Brokerage Services, and the failure of our securities clearing and execution firms to provide services under agreements with us. Such failure would prevent us from operating in whole or in part until such systems or services have been restored and could have a material adverse effect on us.

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES

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

COSTS

     We do not believe that the costs incurred to ready our systems for the Year 2000 will have a material effect on our financial condition. Total costs for the whole project are estimated to be approximately $3.0 million, which includes the cost of personnel, consultants and software and hardware costs. Costs incurred for the Year 2000 project were approximately $1.1 million for the First Half 1999 and totaled $2.6 million to date.

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders
         -  None

Item 5.  Other Information

     On May 20, 1999, ITG and Bloomberg Tradebook LLC announced their intention to jointly develop the Tradebook SuperECN, a strategic partnership that will combine the benefits of Bloomberg's Tradebook ECN and ITG's electronic execution products including QuantEX, Platform and POSIT. The partnership will offer our customers access to both a continuous and a crossing market for listed and Nasdaq stocks. Both partners plan to commit capital, technology and order flow to the venture, and expect to add additional partners. Our agreements with Bloomberg Tradebook LLC remain subject to final documentation; there can be no assurance that we will reach mutual agreement with respect to such final documentation.

Item 6.  Exhibits and Reports on Form 8-K
   (a)   Exhibits
         Exhibit 27 - Financial Data Schedule.

            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                             Page 20 of 21

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INVESTMENT TECHNOLOGY GROUP, INC.
                                                     (Registrant)

Date:   AUGUST 6, 1999                      By:   /s/ John R. Macdonald
       -----------------                     ----------------------
                                                  John R. MacDonald
                                                  Chief Financial Officer and
                                                  Duly Authorized Signatory of
                                                  Registrant


            INVESTMENT TECHNOLOGY GROUP INC. AND SUBSIDIARIES
                             Page 21 of 21