Form 10-Q
period 1999-09-24
INVESTMENT TECHNOLOGY GROUP INC
filed 1999-11-08
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 24, 1999

                        Commission file number: 0 - 23644


                        INVESTMENT TECHNOLOGY GROUP, INC.

             (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                95 - 2848406
     -------------------------------       ------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


 380 Madison Avenue, New York, New York               (212) 588 - 4000
----------------------------------------       -------------------------------
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


Yes [X]        No [  ]



As of November 4, 1999, the Registrant had 31,021,426 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                               -----------

Item 1.           Financial Statements
                  Consolidated Statements of Financial Condition:
                        September 24, 1999 (unaudited) and December 31, 1998................................         4

                  Consolidated Statements of Operations (unaudited):
                        Nine Months Ended September 24, 1999 and September 25, 1998........................          5
                        Three Months Ended September 24, 1999 and September 25, 1998.......................          6

                  Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                        Nine Months Ended September 24, 1999...............................................          7

                  Consolidated Statements of Cash Flows (unaudited):
                        Nine Months Ended September 24, 1999 and September 25, 1998........................          8

                  Condensed Notes to Consolidated Financial Statements (unaudited).........................          9


Item 2.           Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..............................................................         13




                                                PART II. - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders......................................         21
Item 5.           Other Information........................................................................         21
Item 6.           Exhibits and Reports on Form 8-K.........................................................         21

                  Signatures.................................................................................       22



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
ITEM 1.           FINANCIAL STATEMENTS


                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (DOLLARS IN THOUSANDS)

                                                                                                   SEPTEMBER 24,        DECEMBER 31,
                                                                                                       1999                1998
                                                                                                    ---------           ---------
                                                                                                   (UNAUDITED)
ASSETS

Cash and cash equivalents ................................................................          $  79,389           $  77,324
Securities owned, at fair value ..........................................................             41,712              39,615
Receivables from brokers, dealers and other, net .........................................             19,495              24,127
Due from affiliates ......................................................................                -                   722
Investments, at fair value ...............................................................              6,176               1,000
Premises and equipment ...................................................................             19,597              19,662
Capitalized software .....................................................................              6,690               6,450
Goodwill .................................................................................                961               1,373
Tax receivable ...........................................................................              4,485                 -
Deferred taxes ...........................................................................              2,421               2,784
Other assets .............................................................................              6,786               7,455
                                                                                                    ---------           ---------
Total assets .............................................................................          $ 187,712           $ 180,512
                                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ....................................................          $  34,082           $  24,154
Payable to brokers, dealers and other ....................................................              3,959               1,881
Software royalties payable ...............................................................              4,090               4,070
Securities sold, not yet purchased, at fair value ........................................              5,321                 288
Due to affiliates ........................................................................                -                 2,557
Income taxes payable to affiliate ........................................................                -                 3,853
                                                                                                    ---------           ---------
Total liabilities ........................................................................             47,452              36,803
                                                                                                    ---------           ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $0.01; shares authorized:
       1,000,000; shares issued: none ....................................................                -                   -
    Common stock, par value $0.01; shares authorized:
       100,000,000; shares issued:
       31,979,067 and 30,961,253 at September 24, 1999 and
       December 31, 1998 .................................................................                320                 310
    Additional paid-in capital ...........................................................             91,054              51,395
    Retained earnings ....................................................................             58,155             104,925
    Common stock held in treasury, at cost; shares: 328,600
       at September 24, 1999
       and 1,300,332
       at December 31, 1998 ..............................................................             (9,261)            (12,760)
    Accumulated other comprehensive loss:
       Currency translation adjustment ...................................................                 (8)               (161)
                                                                                                    ---------           ---------

    Total stockholders' equity ...........................................................            140,260             143,709
                                                                                                    ---------           ---------
Total liabilities and stockholders' equity ...............................................          $ 187,712           $ 180,512
                                                                                                    =========           =========

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            NINE MONTHS ENDED
                                                                        ---------------------------------------------------------
                                                                               SEPTEMBER 24,               SEPTEMBER 25,
                                                                                    1999                        1998
                                                                        -----------------------------  --------------------------
REVENUES:
      Commissions:
          POSIT................................................            $           92,931          $           85,643
          Electronic trading desk..............................                        33,037                      34,382
          Client...............................................                        35,523                      29,232
      Other....................................................                         2,013                         732
                                                                           --------------------------  --------------------------
             Total revenues....................................                       163,504                     149,989
                                                                           --------------------------  --------------------------
EXPENSES:
      Compensation and employee benefits.......................                        37,317                      36,962
      Transaction processing...................................                        23,035                      19,281
      Software royalties.......................................                        12,109                      11,175
      Occupancy and equipment..................................                         9,610                       8,691
      Telecommunications and data processing services..........                         7,005                       6,285
      Net loss/(gain) on long-term investments ................                         1,490                      (1,545)
      Spin-off costs ..........................................                         6,674                       1,104
      Other general and administrative.........................                        11,585                      10,588
                                                                           --------------------------  --------------------------
             Total expenses....................................                       108,825                      92,541
                                                                           --------------------------  --------------------------

Income before income tax expense...............................                        54,679                      57,448

Income tax expense.............................................                        26,825                      26,274
                                                                        ---------------------------------------------------------

Net income.....................................................            $           27,854          $           31,174
                                                                        =========================================================

Basic net earnings per share of common stock...................            $            0.91           $            1.07
                                                                        =========================================================

Diluted net earnings per share of common stock.................            $            0.87           $            1.02
                                                                        =========================================================

Basic weighted average shares outstanding......................                        30,695                      29,238
                                                                        =========================================================

Diluted weighted average shares and common stock
     equivalents outstanding..................................                         32,098                      30,531
                                                                        =========================================================


SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                             THREE MONTHS ENDED
                                                                           --------------------------  --------------------------
                                                                                   SEPTEMBER 24,               SEPTEMBER 25,
                                                                                       1999                        1998
                                                                           --------------------------  --------------------------
REVENUES:
      Commissions:
          POSIT..................................................          $           31,361          $           33,917
          Electronic trading desk................................                      11,558                      12,577
          Client.................................................                      10,755                      11,808
      Other......................................................                         890                        (605)
                                                                           --------------------------  --------------------------
             Total revenues......................................                      54,564                      57,697
                                                                           --------------------------  --------------------------
EXPENSES:
      Compensation and employee benefits.........................                      11,402                      14,152
      Transaction processing.....................................                       7,677                       6,917
      Software royalties.........................................                       4,083                       4,416
      Occupancy and equipment....................................                       3,201                       3,071
      Telecommunications and data processing services............                       2,701                       2,179
      Net loss/(gain) on long-term investments...................                         275                      (3,632)
      Spin-off costs ............................................                         (85)                        479
      Other general and administrative...........................                       4,170                       4,384
                                                                           --------------------------  --------------------------
             Total expenses......................................                      33,424                      31,966
                                                                           --------------------------  --------------------------

Income before income tax expense.................................                      21,140                      25,731

Income tax expense...............................................                      10,039                      11,847
                                                                        ---------------------------------------------------------

Net income.......................................................       $              11,101       $              13,884
                                                                        =========================================================

Basic net earnings per share of common stock ....................       $               0.35        $              0.47
                                                                        =========================================================

Diluted net earnings per share of common stock  .................       $               0.34        $              0.45
                                                                        =========================================================

Basic weighted average shares outstanding........................                      31,685                      29,389
                                                                        =========================================================

Diluted weighted average shares and common stock
    Equivalents outstanding......................................                      32,665                      30,688
                                                                        =========================================================



SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 24, 1999
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      Additional
                                                               Preferred              Common           Paid-in          Retained
                                                                 Stock                Stock            Capital          Earnings
                                                        -------------------------------------------------------------------------
Balance at December 31, 1998 ..........................      $           -          $     310         $  51,395         $ 104,925
Retirement of Common Stock held in
    Treasury (1,300,333 shares) .......................                  -                (13)          (12,747)              -
Purchase of common stock for treasury
    (328,600 shares) ..................................                  -                -                 -                 -
Payment of special cash dividend ......................                  -                -                 -             (74,624)
Issuance of common stock in connection
    with the employee stock option plan
    (2,284,626 shares) ................................                  -                 23            51,543               -
Issuance of common stock in connection
    with the employee stock purchase plan
    (34,205 shares) ...................................                  -                -                 863               -

Comprehensive income/(loss):

    Net income ........................................                  -                -                 -              27,854

    Other comprehensive income, net of tax:
        Currency translation adjustment ...............                  -                -                 -                 -

Comprehensive income

                                                               -------------        ---------         ---------         ---------
Balance at September 24, 1999 .........................              $   -          $     320         $  91,054         $  58,155
                                                               =============        =========         =========         =========

                                                                  Common
                                                                  Stock           Accumulated             Total
                                                                 Held in         Comprehensive        Stockholders'
                                                                 Treasury        Income/(loss)           Equity
                                                        ---------------------------------------------------------

Balance at December 31, 1998 ..........................        $ (12,760)        $    (161)            $ 143,709
Retirement of Common Stock held in
    Treasury (1,300,333 shares) .......................           12,760               -                    -
Purchase of common stock for treasury
    (328,600 shares) ..................................           (9,261)              -                  (9,261)
Payment of special cash dividend ......................              -                 -                 (74,624)
Issuance of common stock in connection
    with the employee stock option plan
    (2,284,626 shares) ................................              -                 -                  51,566
Issuance of common stock in connection
    with the employee stock purchase plan
    (34,205 shares) ...................................              -                 -                     863

Comprehensive income/(loss):

    Net income ........................................              -                 -                  27,854

    Other comprehensive income, net of tax:
        Currency translation adjustment ...............              -                 153                   153



Comprehensive income ..................................                                                   28,007

                                                               ---------         ---------             ---------

Balance at September 24, 1999 .........................        $  (9,261)        $      (8)            $ 140,260
                                                               =========         =========             =========

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                  --------------------------------------
                                                                                       SEPTEMBER 24,   SEPTEMBER 25,
                                                                                           1999            1998
                                                                                  --------------------------------------
Cash flows from operating activities:
Net income .....................................................................        $ 27,854         $ 31,174
Adjustments to reconcile net income to net cash
          provided by operating activities:
     Deferred income tax expense ...............................................             362               87
     Depreciation and amortization .............................................           9,808            6,677
     Undistributed loss of affiliates ..........................................           1,827               52
     Provision for doubtful receivables ........................................             173               72
Decrease (increase) in operating assets:
    Securities owned, at fair value ............................................          (2,097)          (2,115)
    Receivables from brokers, dealers and other ................................           4,459           (7,308)
    Tax receivable .............................................................          (4,485)             -
    Due from affiliates ........................................................             722              974
    Investments ................................................................            (176)            (373)
    Other assets ...............................................................             359            1,090
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses ......................................          10,003           17,108
    Payable to brokers, dealers and other ......................................           2,078            1,421
    Software royalties payable .................................................              20            1,825
    Securities sold, not yet purchased, at fair value ..........................           5,032              166
    Due to affiliates ..........................................................          (2,557)          (1,016)
    Income taxes payable to affiliate ..........................................          (3,853)             (20)
                                                                                        --------         --------
      Net cash provided by operating activities ................................          49,529           49,814
                                                                                        --------         --------

Cash flows from investing activities:
    Purchase of premises and equipment .........................................          (5,898)          (4,517)
    Purchase of investments ....................................................          (5,000)             -
    Investment in joint venture ................................................          (1,591)             -
    Capitalization of software development costs ...............................          (3,673)          (3,486)
                                                                                        --------         --------
      Net cash used in investing activities ....................................         (16,162)          (8,003)
                                                                                        --------         --------

Cash flows from financing activities:
    Dividends paid .............................................................         (74,624)             -
    Retirement/(purchase) of common stock held in treasury, at cost ............           3,499           (5,077)
    Issuance of common stock ...................................................          39,670            7,726
                                                                                        --------         --------
      Net cash (used)/provided by financing activities .........................         (31,455)           2,649
                                                                                        --------         --------
Effect of foreign currency translation on cash and cash equivalents ............             153             (221)

      Net increase (decrease) in cash and cash equivalents .....................           2,065           44,239
Cash and cash equivalents - beginning of period ................................          77,324           14,263
                                                                                        --------         --------
Cash and cash equivalents - end of period ......................................        $ 79,389         $ 58,502
                                                                                        ========         ========
Supplemental cash flow information:
    Interest paid ..............................................................        $     21         $     31
                                                                                        ========         ========
    Income taxes paid ..........................................................        $  6,742         $ 23,530
                                                                                        ========         ========

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

      The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc., a broker-dealer in equity securities, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, and (3) ITG Australia Holdings Pty Limited, which is a 50% partner in ITG Pacific Holdings Pty Limited. Our investments in the ITG Europe joint venture and ITG Pacific Holdings Pty Limited are accounted for using the equity method.

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

      In connection with these transactions, on April 21, 1999, we paid a special cash dividend of $4.00 per share, payable pro rata to all of our stockholders of record as of April 20, 1999, including Jefferies Group. The aggregate amount of the special cash dividend was $74.6 million, of which we paid $60.0 million to Jefferies Group. As a result of the merger and based upon the number of shares of Jefferies Group common stock outstanding on the date of the merger (23,931,814) and the number of shares of the ITG common stock held by Jefferies Group (15,000,000), ITG's stockholders, other than Jefferies Group, received 1.5955 shares of common stock of New ITG for each share of ITG common stock held by them. Through September 24, 1999, we had incurred spin-off costs of approximately $8.6 million, consisting of approximately $1.9 million through December 31, 1998 and approximately $6.7 million in the first nine months of 1999. The merger and related transactions resulted in the stockholders of Jefferies Group becoming direct stockholders of our company and Jefferies Group ceasing to be our parent company. The merger was accounted for as a "merger of entities under common control" in accordance with generally accepted accounting principles and accordingly, reflected the historical cost basis of assets and liabilities of ITG.

      All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the results for the interim periods and should be read in conjunction with our 1998 annual report on Form 10-K, as amended by Form 10-K-A.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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

      At September 24, 1999, we had a net tax receivable balance of $4.5 million, comprised of tax benefits related to the exercise of employee stock options, offset by taxes payable on income from current operations.





              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at September 24, 1999 and December 31, 1998 consisted of the following;

                                                          SEPTEMBER 24,      DECEMBER 31,
                                                             1999               1998
                                                           --------------------------
                                                              (DOLLARS IN THOUSANDS)
          Accounts payable and accrued expenses .........  $ 9,527            $ 6,681
          Deferred compensation .........................   10,315              6,579
          Accrued soft dollars expenses .................    7,091              6,692
          Accrued bonus expense .........................    4,639              1,757
          Accrued rent expense ..........................    2,510              2,445
                                                           -------            -------
          Total .........................................  $34,082            $24,154
                                                           =======            =======

OTHER COMPREHENSIVE LOSS

      The following summarizes other comprehensive income (loss) as of September 24, 1999 (Dollars in thousands):

                                                                                                 TAX                 NET
                                                                         PRE-TAX              (EXPENSE)             OF TAX
                                                                         AMOUNT              OR BENEFIT             AMOUNT
                                                                    ------------------ ---------------------- -----------------
Currency translation adjustment...............................      $        153           $       -          $        153
                                                                    ------------------ ---------------------- -----------------
Other Comprehensive loss......................................      $        153           $       -          $        153
                                                                    ================== ====================== =================

                                                                                           ACCUMULATED
                                                                        CURRENCY              OTHER
                                                                       TRANSLATION        COMPREHENSIVE
                                                                       ADJUSTMENT         INCOME/(LOSS)
                                                                    ------------------ --------------------
Balance at December 31,1998...................................      $        (161)     $       (161)
Change during period ended September 24, 1999.................                153               153
                                                                    ------------------ --------------------
Balance at September 24, 1999.................................      $          (8)     $         (8)
                                                                    ================== ====================

EARNINGS PER SHARE

      Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding adjusted to reflect our company's spin-off transaction from Jefferies Group. The adjusted diluted weighted average number of outstanding shares for the nine months ended September 24, 1999 and September 25, 1998 was 32.1 million and 30.5 million, respectively. The adjusted diluted weighted average number of outstanding shares for the three months ended September 24, 1999 and September 25, 1998 was 32.7 million and 30.7 million, respectively.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 24, 1999 and September 25, 1998.

                                                                                    SEPTEMBER 24,              SEPTEMBER 25,
                                                                                         1999                       1998
                                                                                ---------------------        -------------------
                                                                                             (AMOUNTS IN THOUSANDS,
                                                                                            EXCEPT PER SHARE AMOUNTS)

Net income................................................................      $        27,854               $       31,174
                                                                                =====================         ==================
Shares of common stock and common stock equivalents:
      Average number of common shares used in basic computation...                       30,695                       29,238
      Effect of dilutive securities - options.............................                1,403                        1,293
                                                                                ---------------------        -------------------
      Average number of common shares used in diluted computation.                       32,098                       30,531
                                                                                =====================         ==================
Earnings per share:
      Basic...............................................................      $        0.91                 $       1.07
                                                                                =====================         ==================
      Diluted.............................................................      $        0.87                 $       1.02
                                                                                =====================         ==================

      The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 24, 1999 and September 25, 1998.

                                                                                       SEPTEMBER 24,              SEPTEMBER 25,
                                                                                            1999                       1998
                                                                                   ---------------------      ---------------------
                                                                                                (AMOUNTS IN THOUSANDS,
                                                                                               EXCEPT PER SHARE AMOUNTS)

Net income ..................................................................      $         11,101           $         13,884
                                                                                   =====================      =====================
Shares of common stock and common stock equivalents:
      Average number of common shares used in basic computation..............                31,685                     29,389
      Effect of dilutive securities - options................................                   980                      1,299
                                                                                   ---------------------      ---------------------
      Average number of common shares used in diluted computation............                32,665                     30,688
                                                                                   =====================      =====================
Earnings per share:
      Basic..................................................................      $           0.35              $          0.47
                                                                                   =====================      =====================

      Diluted................................................................      $           0.34              $          0.45
                                                                                   =====================      =====================

CONTINGENCIES

      In 1998, we received a "30-day letter" from the Internal Revenue Service proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and experimentation expenditures. We believe that the tax benefits in question were taken properly and intend to vigorously contest the proposed adjustments. Based on the facts and circumstances known at this time, we are unable to predict when this matter will be resolved or the costs associated with its resolution.

      Our company may continue to be liable for certain liabilities of its former parent, Jefferies Group, despite the express assignment of such liabilities to, and the express assumption of such liabilities by, New Jefferies. Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement executed in connection with the spin-off, New Jefferies will be obligated to indemnify ITG for liabilities related to ITG's former parent and its subsidiaries, but not for liabilities related to our company. Under those agreements, ITG will be obligated to indemnify New Jefferies for liabilities related to our company. ITG's ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.



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



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EXPENSES:

      Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss/(gain) on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA, at the contractually fixed rate of 13% of POSIT Revenues. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss/(gain) on long-term investments includes gains on the sale of equity investments, as offset by amortization of goodwill, equity gain/loss pickup and initial start-up costs. Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of software and goodwill, legal, audit, tax, consulting and promotional expenses.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 24, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1998

      The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:


                                                                                   NINE MONTHS ENDED
                                                                      -------------------------------------------
                                                                         SEPTEMBER 24,         SEPTEMBER 25,
                                                                             1999                  1998
                                                                      -------------------- ----------------------
Revenues:                                                                    100.0%                100.0%
      Commissions
            POSIT.............................................                56.9                  57.1
            Electronic trading desk...........................                20.2                  22.9
            Client............................................                21.7                  19.5
      Other...................................................                 1.2                   0.5
Expenses:
      Compensation and employee benefits......................                22.8                  24.5
      Transaction processing..................................                14.1                  12.9
      Software royalties......................................                 7.4                   7.5
      Occupancy and equipment.................................                 5.9                   5.8
      Telecommunications and data processing services.........                 4.3                   4.2
      Net loss/(gain) on long-term investments ...............                 0.9                  (1.0)
      Spin-off costs .........................................                 4.1                   0.7
      Other general and administrative........................                 7.1                   7.1
                                                                      -------------------- ----------------------
            Total expenses....................................                66.6                  61.7
                                                                      -------------------- ----------------------

Income before income tax expense..............................                33.4                  38.3
Income tax expense............................................                16.4                  17.5
                                                                      -------------------- ----------------------
Net income....................................................                17.0                  20.8
                                                                      ==================== ======================

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE:

      Basic net earnings per share decreased $0.16, or 15%, from $1.07 for the nine months ended September 25, 1998 ("First Nine Months 1998") to $0.91 for the nine months ended September 24, 1999 ("First Nine Months 1999"). Diluted net earnings per share decreased $0.15, or 15%, from $1.02 to $0.87. Diluted net earnings per share for First Nine Months 1999 and First Nine Months 1998, excluding non-recurring charges of $6.7 million and $1.1 million, respectively, incurred in connection with our spin-off from Jefferies Group, were $1.05 and $1.06, respectively.

REVENUES:

      Total revenues increased $13.5 million, or 9%, from $150.0 million to $163.5 million. There were 185 trading days in First Nine Months 1998 compared to 184 in First Nine Months 1999. Revenues per trading day increased by $78,000, or 10%, from $811,000 to $889,000. Revenues per employee decreased $100,000, or 16%, from $622,000 to $522,000.

      The increases in POSIT and Client revenues were attributable to an increase in trading volume by existing customers and an increase in the number of customers. The number of shares crossed on the POSIT system increased 365 million, or 9%, from 4.3 billion to 4.6 billion. The number of shares crossed on the POSIT system per day increased 2.1 million, or 9%, from 23.0 million to 25.1 million. In addition, on both June 24, and July 15, 1999, a record breaking 49.0 and 59.9 million shares were crossed on the POSIT system, respectively. Of Client revenues, ITG Platform increased 249% representing 49% of the increase in Client revenues.

      Electronic Trading Desk revenues decreased due to a number of factors, including, our clients winning fewer portfolio transitions, increased competition from principal bids and lower turnover of portfolios for some of our clients. Other revenues increased primarily as a result of a $1.4 million increase in development fees in the First Nine Months 1999 over the First Nine Months 1998.


EXPENSES:

      Total expenses excluding income tax expense for the First Nine Months 1999 increased $16.3 million, or 18%, from $92.5 million to $108.8 million.

      COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 30% from 241 to 313, and additional compensation necessary to attract and retain quality personnel. Over 50% of the increase in new employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. The First Nine Months 1999 also included Medicare taxes of approximately $0.5 million resulting from the exercise of expiring options. Average compensation and employee benefits expenses per person decreased $45,000, or 22%, from $204,000 to $159,000 on an annualized basis.

      TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 12.9% to 14.1% of revenues. Ticket charges increased 22%, primarily as a result of customers allocating transactions to a larger number of accounts. With only a 9% increase in execution volume, ITG has not realized significant savings on its volume-discounted costs.

      SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.




              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      OCCUPANCY AND EQUIPMENT: The increase in headcount resulted in increased equipment purchases and the associated depreciation expense. In addition, the expansion of our research and development facility in Culver City, California, in July 1998, resulted in a rent expense increase.

      TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The $0.7 million increase in telecommunications and data processing services stems primarily from an increase of $1.5 million in initial fees to upgrade client data feeds, including market data line connections, increase in communication charges from linking to ITG Europe, and increases in dial-up costs related to the increase in ITG Platform installations. This increase was offset primarily by a $0.9 million decrease in spending on contingency-related planning and implementation.

      NET LOSS/(GAIN) ON LONG-TERM INVESTMENTS: The net loss on long-term investments in the First Nine Months 1999 primarily reflects losses incurred by ITG Europe partially offset by our recognition of the deferred gain on the sale of our equity ownership in the LongView Group, Inc. in August 1998 which was held in escrow for one year. The First Nine Months 1998 included the gain on sale of our equity ownership in the LongView Group, Inc. of $3.8 million.

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

      INCOME TAX EXPENSE: The increase in the effective tax rate from 45.7% in First Nine Months 1998 to 49.1% in First Nine Months 1999 was due to increases in certain non-deductible expenses, such as spin-off costs and the inability to offset international losses against United States profits in calculating income tax expense.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 24, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 25, 1998

      The table below sets forth, certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

                                                                                  THREE MONTHS ENDED
                                                                     -----------------------------------------------
                                                                          SEPTEMBER 24,           SEPTEMBER 25,
                                                                               1999                    1998
                                                                     ----------------------- -----------------------
Revenues:                                                                    100.0%                  100.0%
      Commissions
             POSIT............................................                57.5                    58.7
             Electronic trading desk..........................                21.2                    21.8
             Client...........................................                19.7                    20.5
      Other...................................................                 1.6                    (1.0)
Expenses:
      Compensation and employee benefits......................                20.9                    24.5
      Transaction processing..................................                14.1                    12.0
      Software royalties......................................                 7.5                     7.7
      Occupancy and equipment.................................                 5.9                     5.3
      Telecommunications and data processing services.........                 5.0                     3.8
      Net loss/(gain) on long-term investments ...............                 0.5                    (6.3)
      Spin-off costs .........................................                (0.2)                    0.8
      Other general and administrative........................                 7.6                     7.6
                                                                     ----------------------- -----------------------
             Total expenses...................................                61.3                    55.4
                                                                     ----------------------- -----------------------

Income before income tax expense..............................                38.7                    44.6
Income tax expense............................................                18.4                    20.5
                                                                     ----------------------- -----------------------
Net income....................................................                20.3                    24.1
                                                                     ======================= =======================

EARNINGS PER SHARE:

      Basic net earnings per share decreased $0.12, or 26%, from $0.47 for the three months ended September 25, 1998 ("Third Quarter 1998") to $0.35 for the three months ended September 24, 1999 ("Third Quarter 1999"). Diluted net earnings per share decreased $0.11, or 24%, from $0.45 to $0.34.

REVENUES:

      Total revenues decreased $3.1 million, or 5%, from $57.7 million to $54.6 million. There were 63 trading days in both Third Quarter 1998 and Third Quarter 1999. Revenues per trading day decreased by $50,000, or 5%, from $916,000 to $866,000. Revenues per employee decreased $65,000, or 27%, from $239,000 to $174,000.

      The decreases in POSIT and Client revenues were attributable to a decrease in trading volume by existing customers, offset partially by an increase in the number of customers. The number of shares crossed on the POSIT system decreased
112.0 million, or 7%, from 1.7 billion to 1.6 billion. The number of shares crossed on the POSIT system per day decreased 1.8 million, or 7%, from 26.9 million to 25.1 million. Of Client revenues, ITG Platform increased 173%, which offset the 21% decrease in other Client revenue products.




              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      Electronic Trading Desk revenues decreased due to a number of factors, including, our clients winning fewer portfolio transitions, increased competition from principal bids and lower turnover of portfolios for some of our clients. There was a significant increase in our Other revenue from Third Quarter 1998 due to the collection of Development Fee and Royalty fees from our joint Ventures, recorded in Third Quarter 1999.

EXPENSES:

      Total expenses excluding income tax expense for the Third Quarter 1999 increased $1.4 million, or 4%, from $32.0 million to $33.4 million.

      COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits decreased in part due to reduced bonuses paid under our profitability-based compensation plan. In addition, in the Third Quarter 1998, the Board of Directors voted to accelerate the vesting of the options of our deceased Chief Executive Officer, Scott P. Mason, resulting in a $2.8 million charge to compensation expense. These decreases were offset by increased salaries resulting from our 30% growth in employee base, and additional compensation necessary to attract and retain quality personnel. Average compensation and employee benefits expenses per person decreased $23,000, or 39%, from $59,000 to $36,000 on a quarterly basis.

      TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 12.0% to 14.1% primarily due to an increase in ticket charges. The increase in ticket charges reflects a 10% increase in the number of tickets, primarily as a result of customers allocating transactions to a larger number of accounts.

      SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the decrease is wholly attributable to a decrease in POSIT revenues.

      OCCUPANCY AND EQUIPMENT: The increase in headcount resulted in increased equipment purchases and the associated depreciation expense.

      TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The increase in telecommunications and data processing services stems primarily from the data feed upgrades for clients, including market data line connections, offset by a decline in contingency related spending.

      NET LOSS/(GAIN) ON LONG-TERM INVESTMENTS: The net loss on long-term investments in the Third Quarter 1999 primarily reflects losses incurred by ITG Europe partially offset by our recognition of the deferred gain on the sale of our equity ownership in the LongView Group, Inc. in August 1998 which was held in escrow for one year. In August 1998, we sold our equity ownership in the LongView Group, Inc. resulting in a gain of $3.8 million.

      SPIN-OFF COSTS: The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group." In the Third Quarter 1999, estimates for certain spin-off costs were adjusted.

      OTHER GENERAL AND ADMINISTRATIVE: The decrease in other general and administrative expenses reflects a reserve recorded in 1998 for a net receivable owed to us from joint venture activities, offset by increases resulting from software amortization for certain products that were released in late 1998, and increased business development costs to further promote the firm.

      INCOME TAX EXPENSE: The increase was the result of an increase in pretax income and an increase in the effective tax rate from 46.0% in Third Quarter 1998 to 47.5% in Third Quarter 1999. The effective tax rate increased due to certain non-deductible expenses, such as spin-off costs and the inability to offset the Third Quarter 1999 international losses against United States profits in calculating income tax expense.




              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity and capital resource requirements result from our working capital needs, primarily consisting of compensation, benefits, transaction processing fees and software royalty fees. Historically, cash from operations has met all working capital requirements. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.

      We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable rate municipal securities, auction rate preferred stock and common stock. At September 24, 1999, such cash equivalents amounted to $79.4 million and net receivables from brokers, dealers and other, of $10.2 million were due within 30 days. A special cash dividend of $74.6 million was paid on April 21, 1999 in connection with the spin-off from Jefferies Group. See "Spin-Off from Jefferies Group."

      Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. with sufficient regulatory capital. As of September 24, 1999, we had net excess regulatory capital of $65.3 million. We have an agreement with a bank to borrow up to $20 million on a revolving basis to enable ITG Inc. to satisfy its regulatory net capital requirements. This commitment will expire on March 14, 2000. Any amounts drawn may be prepaid at any time, but no later than March 15, 2001. We incur a fee at a rate per annum equal to 0.35% on the daily amount of the unused commitment to March 13, 2000. The interest rate on any amounts drawn will be prime; if such amounts are not repaid within two weeks, the interest rate will increase to prime plus 2%. The credit facility is secured by a pledge of the stock of ITG Inc., ITG Ventures, Inc. and ITG Global Trading Incorporated. This agreement limits our ability to pay cash dividends or incur indebtedness and requires us to comply with certain financial covenants. Although we believe that the combination of our existing net regulatory capital, operating cash flows and the revolving credit facility will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.


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

      VENDORS. Our ability to successfully meet the Year 2000 challenge is in part dependent on our vendors. We have contacted our vendors to determine the status of their Year 2000 programs and have created a database recording each vendor's readiness status. Substantially all of our vendors have indicated that their systems are currently Year 2000 compliant. Based upon the results of our testing to date, we are satisfied with the representations we have received from


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES our vendors. We plan to finalize the integration of Year 2000 compliant versions of our vendors' software and hardware with our proprietary products by November 15, 1999.

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

COSTS

      We do not believe that the costs incurred to ready our systems for the Year 2000 will have a material effect on our financial condition. Total costs for the whole project are estimated to be approximately $3.0 million, which includes the cost of personnel, consultants and software and hardware costs. Costs incurred for the Year 2000 project were approximately $1.15 million for the First Nine Months 1999 and totaled $2.7 million to date.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART II.  -   OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None


ITEM 5.       OTHER INFORMATION

              On October 13, 1999, ITG announced that it had ended its May 20, 1999 letter of intent with Bloomberg L.P. for ITG to invest in the Tradebook ECN. In lieu of this investment, Bloomberg and ITG entered into a letter agreement, dated October 12, 1999, that provides for access by ITG's products, including QuantEX, ITG Platform, and Electronic Trading Desk, to the Tradebook ECN and completion of the POSIT sweep from the Tradebook ECN. Both arrangements will be provided on a nonexclusive basis.


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


                                       INVESTMENT TECHNOLOGY GROUP, INC.
                                       ---------------------------------
                                                 (Registrant)


Date:    November 4, 1999       By:  /s/ John R. MacDonald
       ---------------------         ---------------------
                                         John R. MacDonald
                                         Chief Financial Officer and
                                         Duly Authorized Signatory of Registrant




              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES