Form 10-K
period 1999-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2000-03-28
CIK 920424

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999                     COMMISSION FILE NUMBER 0--23644

                            ------------------------

                       INVESTMENT TECHNOLOGY GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      IRS NO. 95-2848406
          (State of incorporation)                      (IRS Employer Identification No.)

   380 Madison Avenue, New York, New York                         (212) 588-4000
  (Address of principal executive offices)          (Registrant's telephone number, including
                                                                    area code)

                   10017
                (Zip Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                            ------------------------

        COMMON STOCK, $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
---------------------------------------------  ---------------------------------------------
              (Title of class)                    (Name of exchange on which registered)

 Aggregate market value of the voting stock         Number of shares outstanding of the
 held by non-affiliates of the Registrant at    Registrant's Class of common stock at March
              March 13, 2000:                                    13, 2000:
               $1,154,946,763                                   30,849,585

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

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

    Proxy Statement relating to the 2000 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I

Item 1.    Business....................................................      1

Item 2.    Properties..................................................     11

Item 3.    Legal Proceedings...........................................     12

Item 4.    Submission of Matters to a Vote of Security Holders.........     12

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
             Matters...................................................     13

Item 6.    Selected Financial Data.....................................     14

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     16

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     22

Item 8.    Financial Statements and Supplementary Data.................     24

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     47

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........     47

Item 11.   Executive Compensation......................................     47

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     47

Item 13.   Certain Relationships and Related Transactions..............     47

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K..................................................     48

    QUANTEX IS A REGISTERED TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.

    POSIT IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE.

    SMARTSERVER IS A SERVICE MARK OF INVESTMENT TECHNOLOGY GROUP, INC.

    TCA IS A TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.

    ACE IS A TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.

                           FORWARD-LOOKING STATEMENTS

    In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, market volatility, changes in the regulatory environment, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, as well as general economic and business conditions; securities, credit and financial and market conditions; adverse changes or volatility in interest rates.

                                     PART I

ITEM 1. BUSINESS.

    Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation under the name Jefferies Group, Inc. on July 22, 1983 and its principal subsidiaries include: (1) ITG Inc., a broker-dealer in equity securities, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, and (3) ITG Australia Holdings Pty Limited, which is a 50% partner in ITG Pacific Holdings Pty Limited. We provide equity trading services and transaction research to institutional investors and brokers.

    We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading. With an emphasis on ongoing research, we offer the following services:

    - POSIT: an electronic stock crossing system.

    - QuantEX: a Unix-based decision-support, trade management and order routing system.

    - SmartServers: offer server-based implementation of trading strategies.

    - Electronic Trading Desk: an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity.

    - ITG Platform: a PC-based order routing and trade management system.

    - ACE and TCA: a set of pre- and post-trade tools for systematically analyzing and lowering transaction costs.

    - ITG/Opt: a computer-based equity portfolio selection system.

    - Research: research, development, sales and consulting services to our clients.

    We generate revenues on a "per transaction" basis for all orders executed. Orders are delivered to us from our "front-end" software products, QuantEX and ITG Platform, as well as vendors' front-ends and direct computer-to-computer links to customers. Orders may be executed on or through (1) POSIT, (2) the New York Stock Exchange, (3) certain regional exchanges, (4) market makers,
(5) electronic communications networks ("ECNs") and (6) alternative trading systems ("ATSs").

POSIT

    POSIT was introduced in 1987 as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to serve the active trading and broker-dealer community. There are 492 clients currently using POSIT, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds.

    POSIT is an electronic stock crossing system through which clients enter buy and sell orders to trade single stocks and portfolios of equity securities among themselves in a confidential environment. Orders may be placed in the system directly via QuantEX, ITG Platform or computer-to-computer links, or indirectly via the Electronic Trading Desk, which then enters the orders in the central computer. We also work in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

    POSIT currently accepts orders for approximately 19,600 different equity securities, but may be modified, as the need arises, to include additional equity securities. An algorithm is run at scheduled times to find the maximum possible number of buy and sell orders that match or "cross." Typically, there is an imbalance between the number of shares available to be bought or sold in the system.

When this occurs, shares are allocated pro rata across participants, resulting in partial executions. In addition, clients may specify constraints on the portion of a portfolio that trades, such as the requirement that net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. POSIT prices trades at the midpoint of the best bid and offer on the primary market for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. There are currently six scheduled crosses every business day, scheduled hourly, on the hour, between 10:00 a.m. and 3:00 p.m. (Eastern time). Each scheduled cross is normally executed within a five-minute window selected randomly by the system.

    POSIT provides the following significant benefits to clients:

    - Confidential matching of buy and sell orders eliminates market impact. In contrast, participants in traditional or other open markets are constantly subject to the risk that disclosure of an order will unfavorably affect price conditions.

    - Access to the substantial pool of liquidity represented by POSIT orders.

    - Clients pay a low transaction fee on completed transactions relative to the industry average of approximately 5 cents per share. POSIT generates revenue from transaction fees charged on each share crossed through the system.

    - Immediately after each cross, the system electronically provides clients with reports of matched and unmatched (residual) orders. Clients may then submit the unexecuted portion of their orders to subsequent POSIT matches, choose to execute residual orders through other means or take advantage of the Electronic Trading Desk services (described below).

    In December 1997, we introduced a new version of POSIT that gives users the option of customizing their trading objectives and specifying additional constraints, while preserving the functionality of the existing POSIT system. This capability is referred to collectively as a "POSIT strategy." This capability allows orders that might otherwise be ineligible for POSIT to participate in the match. POSIT strategies include ResRisk, which allows users to control the risk of the unexecuted "residual" portfolio, and Pairs, which makes execution of one trade contingent on the execution of another, at or better than a given relative valuation. Portfolio funding, liquidation, restructuring and rebalancing are some of the types of transactions that are appropriate for execution using ResRisk. Risk arbitrage, statistical arbitrage and portfolio substitution trades are examples of transactions that can be implemented using the Pairs strategy. We also implement custom applications upon request. We have obtained a patent on the technology underlying such POSIT strategies.

    The following graph illustrates the average daily volume of shares crossed on POSIT since 1994:

                        AVERAGE DAILY POSIT SHARE VOLUME
                                 (IN MILLIONS)

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      SHARE PER DAY
1994            7.6
1995              9
1996           13.1
1997           14.5
1998           23.2
1999           25.7

QUANTEX

    QuantEX is our Unix-based trade management system, an advanced tool for technologically sophisticated clients transacting large volumes of orders. QuantEX helps clients manage efficiently every step in the trading process: from decision-making to execution to tracking of trade list status. From a dedicated workstation at their desks, users can access fully-integrated real-time and historical data and analytics, route and execute orders electronically, and perform trade management functions. QuantEx is an integrated system that supports multiple trade-related activities that have traditionally required the use of several unrelated systems.

    QuantEX is a rule-based decision support system that allows traders to quantify their trading processes to create automated strategies. It is designed to implement each client's trading styles and strategies and to apply them to hundreds of stocks, portfolios or industry groups at once. With QuantEX, clients can flag precisely the same kinds of moment-to-moment opportunities they would ordinarily want to pursue, but do so much more efficiently and scientifically.

    Rule-based strategies can be based on a wide range of quantitative models. Passive traders can use QuantEx strategies to help minimize slippage from various benchmarks, reduce tracking errors and achieve desired sector balances. Active traders can build models to match a wide variety of trading approaches, from pair trading to market-neutral algorithms to index or risk arbitrage. QuantEx strategies can involve the human trader in each order decision, or can fully automate the trading process, depending on the client's preference.

    QuantEX analyzes lists of securities based on the individual user's trading strategy. QuantEX enables clients to have access to our proprietary research, including pre-trade, post-trade and intra-day analytical tools. QuantEX has access to the ITG Data Center, which is a comprehensive historical database that provides a variety of derived analytics based upon raw historical data. Our support specialists translate the trading criteria developed by the client into a set of rules for trading securities, which are then loaded into QuantEX. QuantEX applies the client's proprietary trading rules to a continuous flow of current market information on the list of securities selected by the user to generate real-time decision support. A user's rules can be based on a wide range of quantitative models or strategies, such as liquidity measures, technical indicators, price benchmarks, tracking to specific industries and sectors, pairs or other long or short strategies, index arbitrage, risk measurements and liquidity parameters for trade urgency, size or timing. These rules typically serve as a guide in support of a client's trading decisions. In addition, QuantEX supports the ability to implement these trading decisions automatically via an auto-trading strategy.

    As such, QuantEX can automate the complex trade management requirements typical of investment strategies that trade large volumes of securities through multiple sources of liquidity. Orders can be electronically routed to multiple markets, including the New York Stock Exchange, the American Stock Exchange and certain regional stock exchanges, the Nasdaq National Market, POSIT, the Electronic Trading Desk, over-the-counter market-makers, and selected broker-dealers, ECNs and ATSs. We intend to create links to additional ATSs and other liquidity sources where appropriate. Trades routed through QuantEX are automatically tracked and summarized. Each order can be monitored by source of execution, by trade list, by portfolio or globally with all other orders placed. QuantEX's built-in trade allocation features provide a facility for automated back-office clearance and settlement. QuantEX supports the Financial Information eXchange ("FIX") messaging protocol and can link to other FIX compliant systems.

    QuantEX also allows our clients to access our ISIS facility, an equity pre- and post-trade analysis system. Via the ISIS facility, QuantEX users can request both aggregate and stock-by-stock liquidity reports for a trade portfolio prior to and during execution. Clients can generate standard reports or use a report writer to design custom reports. Certain elements of these reports can also be displayed directly on the QuantEX execution page and referenced in QuantEX strategies. These pre-trade analyses help QuantEX users make decisions about how best to trade a portfolio, for example by helping identify the most difficult trades for special handling. The ISIS post-trade reporting facility allows QuantEX users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Available benchmarks include the volume-weighted average price, closing price and opening price.

    Our support specialists install the system, train users and provide ongoing support for the use of QuantEX's order routing and analysis capabilities. Our specialists are knowledgeable about portfolio management and trading as well as the system's hardware and software. Our support team works closely with each client to develop trading strategies and rules, explore new trading approaches, provide system integration services and implement system upgrades and enhancements.

    Revenues are generated through commissions and transaction fees charged to each trade electronically routed through QuantEX to the many destinations available from the application. We do not derive royalties from the sale or licensing of the QuantEX software. As of December 31, 1999, there were 103 installations of QuantEX at 52 client sites.

SMARTSERVERS

    SmartServers are automated trading destinations that accept orders from client workstations and execute them using a computerized trading strategy. Clients may send orders via the ITG Platform or QuantEX, via direct connections or via our Electronic Trading Desk. Each SmartServer is an automated trading agent pre-programmed with a particular trading style. By using these agents, traders can focus their attention on a subset of their orders, letting the SmartServer trade the rest of the list.

    Our first strategy-based server is the VWAP SmartServer. The VWAP SmartServer is designed to allow clients to direct their orders to us to be executed in a manner designed to closely track a security's volume-weighted average price, or VWAP, throughout the trading day. The VWAP SmartServer analyzes liquidity and market conditions and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

ELECTRONIC TRADING DESK

    The Electronic Trading Desk is a full-service agency execution group that specializes in the use of our proprietary products, including extensive use of POSIT for trade execution. For clients that do not send orders electronically to POSIT, our account executives receive orders for POSIT matches by telephone, fax or e-mail. The desk accepts orders until a POSIT match begins and after completion of the match execution reports are given to clients.

    In addition to order management services for POSIT, the Electronic Trading Desk provides agency execution services. QuantEX and ITG Platform clients deliver lists of orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically to the client's terminal. Trading desk personnel are thereby able to assist customers with decision support analyses generated by ITG Platform or QuantEX and with the execution of trades. Clients give our traders single stock orders or lists of orders to work throughout the day as well as unfilled orders that remain due to order imbalances in POSIT matches.

    For order completion outside of POSIT match windows, the Electronic Trading Desk utilizes numerous sources of liquidity to complete trades. The trading desk will actively seek the contra side of client orders by soliciting interest among other clients, use QuantEX to route the orders to multiple markets, including primary exchanges, regional exchanges, over-the-counter market makers, ECNs and ATSs, or use our active order traders to execute the trade with floor brokers or over-the-counter brokers.

    The Portfolio Trading Group of our desk focuses on agency-only list and program trading. By employing a step-by-step process that leverages technology and access to multiple sources of liquidity, the Portfolio Trading Group seeks to systematically achieve high quality execution for the client. A client program is evaluated with a pre-trade analysis to determine aggregate portfolio characteristics, liquidity ranking and market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using QuantEX to meet execution objectives on an agency basis. After the execution is completed, we provide the client with comprehensive reports analyzing execution results utilizing ITG Research products.

ITG PLATFORM

    ITG Platform, introduced in the first quarter of 1996, provides clients with seamless connectivity from their desktop to a variety of execution destinations, such as POSIT, the Electronic Trading Desk, our SmartServers, the New York Stock Exchange and American Stock Exchange via SuperDOT, the Nasdaq National Market, other over-the-counter market makers and selected ECNs. We intend to create links to additional liquidity sources where appropriate. Orders may be corrected or canceled electronically, and all reports are delivered electronically back to the ITG Platform. The ITG Platform also supports special trading interfaces as needed by POSIT strategies and SmartServers. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics, such as average historical share volumes, dollar volumes, volatility and historical spread statistics. We recently released a new version of ITG Platform which provides our clients enhanced list trading capabilities and access to ECN order types. The new version of ITG Platform also provides certain clients with access to real time Nasdaq Level II data as well as the ability to communicate with us via the Internet as well as through private networks.

    The ITG Platform was intended for broad distribution to institutional clients, so it was designed to run in conventional PC environments alongside other applications, and be inexpensive to install, maintain and support.

    Many technical features support these goals:

    - Other applications can link to the ITG Platform using the FIX data messaging protocol or the "drag and drop" method.

    - ITG Platform incorporates a spreadsheet package, so users can extend their trade blotter with custom calculations.

    - Custom execution reports can be created to fit each user's requirements.

    - ITG Platform can access Bridge and ILX quote data if those systems are used by the client. In addition, we provide the Primark Speed Feed to selected clients.

    - New versions of ITG Platform are distributed automatically to client sites and are easily installed with little or no user intervention required.

    As of December 31, 1999, there were 296 installations of ITG Platform at 188 client sites.

ACE PRE-TRADE AND TCA POST-TRADE TRANSACTION COST ANALYSIS

    Accessed through the Internet, ACE and TCA are equity pre- and post-trade analysis systems. ACE and TCA users can request both aggregate and stock-by-stock liquidity reports for a trade portfolio prior to and during execution. Clients can generate standard reports built into the browser-based applications. Reports can be viewed, printed or saved to a file.

    ACE pre-trade analyses help users make decisions about how best to trade a portfolio, for example by helping identify the most difficult trades for special handling and by providing a reference point for evaluating principal trade pricing. The TCA post-trade reporting facility allows users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Available benchmarks include the volume-weighted average price, closing price and opening price.

ITG/OPT

    ITG/Opt is a computer-based equity portfolio selection system that employs advanced optimization techniques to help investors construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to "long/short" and taxable investors, as well as any investor seeking to control transaction costs. ITG/Opt is usually delivered as a "turnkey" system that includes software and, in some cases, hardware and data. Included in the service is telephone and on-site support to assist in training and integration of the system with the user's other investment systems and databases. In addition to its core portfolio construction capabilities, ITG/Opt has powerful backtesting and batch scheduling features that permit efficient researching of new or refined investment strategies. The system, which is targeted at highly sophisticated investment applications, is offered primarily to our largest clients. Typically, portfolios that are constructed using ITG/Opt are executed via ITG, using one or more execution services, such as QuantEX, the Electronic Trading Desk and POSIT.

ITG RESEARCH

    In addition to its role in the firm's overall research and development effort, Research provides both sales and consulting services to our clients and prospective clients. Taken together, these activities are a key component of our overall relationship development and maintenance activities.

    In its sales capacity, Research introduces our clients and prospective clients to the full range of products and services offered by our company and provides information about features, pricing and technical/functional specifications. The sales process includes development of an in-depth understanding of client practices and requirements and the design and presentation of integrated solutions based on our products.

    Consulting encompasses a set of value-added services for the benefit of our clients. These services break down into three main categories: product support, development of customized trading strategies and provision of quantitative analysis. The products supported by Research are QuantEX, ACE, TCA, ITG Platform, POSIT, and ITG/Opt. Support activities include trading strategy design and implementation, system integration, training and coordination of technical support. Strategy development involves building customized QuantEx strategies that automate the trading styles of specific clients. Quantitative analysis covers a broad range of activities such as transaction cost analysis, investment strategy simulations and provision of historical time series of proprietary analytics. As part of its analysis activities, Research publishes and distributes studies on topics of interest to our clients. In the same way users of fundamental research compensate the traditional brokerages that provide such research (i.e., directing commissions to such brokerage house), our clients reward the firm for these value-added research services.

ITG EUROPE

    We are pursuing the international market in a variety of ways, through joint-ventures with strategic partners and the development of specially-tailored versions of our services. In the fourth quarter of 1998, we and Societe Generale finalized a 50/50 joint venture through the creation of Investment Technology Group (Europe) Limited. On November 18, 1998, ITG Europe launched a new agency brokerage operation that includes the operation of a European version of the POSIT system which currently runs four daily matches of U.K.-listed equities, at 9:30 a.m., 11:00 a.m., 12:00 noon and 3:00 p.m., London time. ITG Europe plans to begin matching equity securities in seven additional European countries during the first quarter of 2000.

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

CANADIAN QUANTEX

    We have developed a version of QuantEX for the Canadian markets. This software is licensed on a perpetual, non-exclusive, royalty-free basis to VERSUS Technologies, Inc., a Canadian technology-focused trade automation firm based in Toronto. Pursuant to this license and a series of transactions with RBC Dominion Securities, the predecessor owner of the VERSUS assets, we received an equity interest in VERSUS. We and VERSUS have also entered into three agreements for trade execution by us in POSIT and other United States markets: (a) a routing agreement pursuant to which VERSUS routes orders of Canadian registered brokers to us, (b) an introducing broker agreement pursuant to which VERSUS's registered broker affiliate sends institutional orders to us and (c) an introducing broker agreement pursuant to which VERSUS's registered broker affiliate sends retail orders to us.

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

    REGULATION ATS

    Since the formation of the POSIT joint venture, POSIT had operated under a "no-action" letter from the SEC staff that it would not recommend that the SEC commence an enforcement action if POSIT were operated without registering as an exchange. Since effectiveness of Regulation ATS on April 21, 1999, we have operated POSIT as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, POSIT is not registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact legislation applicable to alternative trading systems.

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

    As of December 31, 1999, ITG Inc. had net capital of $39.3 million, which exceeded minimum net capital requirements by $39.1 million. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on our business and our results of operations.

CREDIT RISK

    Although ITG Inc. is registered as a broker-dealer, we generally do not perform traditional broker-dealer services. We do not act as a market-maker with respect to any securities or otherwise act as a principal in any securities transactions; we act only on an agency basis. Therefore, we do not have exposure to credit risks in the way that traditional broker-dealers have such exposure. The relatively low credit risk of our businesses is reflected in the minimal net capital requirements imposed on ITG Inc. as a broker-dealer.

LICENSE AND RELATIONSHIP WITH BARRA

    In 1987, Jefferies & Company, Inc. and BARRA Inc. formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies &
Company, Inc. assigned all of its rights relating to the joint venture and the license agreement, discussed below, to us.

    The technology used to operate POSIT is licensed to us pursuant to a perpetual license agreement between us and the joint venture. The license agreement grants us the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. We pay quarterly royalties to the joint venture to use other proprietary software that operates in conjunction with POSIT equal to specified percentages of the transaction fees charged by us on each share crossed through POSIT. For the years ended
December 31, 1999, 1998 and 1997, BARRA received aggregate royalty payments from the joint venture of $16.9 million, $15.2 million, and $9.8 million, respectively, under the license agreement. Under the terms of the joint venture, we and BARRA are prohibited from competing directly or indirectly with POSIT.

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

    In the fourth quarter of 1998, we finalized the formation of ITG Europe with Societe Generale. The POSIT joint venture has licensed the POSIT software to ITG Europe.

COMPETITION

    The automated trade execution and analysis services offered by us compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, Nasdaq, ATSs and ECNs such as Instinet, for trade execution services. Many of our competitors have substantially greater financial, research and development and other resources. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that POSIT, QuantEX, ITG Platform and the Electronic Trading Desk and Research services have established certain competitive advantages, our ability to maintain these advantages will require continued investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages. In addition, we cannot predict the effect that changes in regulation may have on the competitive environment. In particular, the adoption of Regulation ATS may make it easier for securities exchanges, Nasdaq or others to establish competing trading systems.

RESEARCH AND PRODUCT DEVELOPMENT

    We believe that fundamental changes in the securities industry have increased the demand for technology-based services. We devote a significant portion of our resources to the development and improvement of these services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. The software programs which are incorporated into our services, are subject, in most cases, to copyright protection. Research and development costs were $9.7 million, $8.6 million and $5.3 million for 1999, 1998 and 1997, respectively.

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

DEPENDENCE ON PROPRIETARY INTELLECTUAL PROPERTY; RISKS OF INFRINGEMENT

    Our success is dependent, in part, upon our proprietary intellectual property. We generally rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods and products. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any patent, copyright or trademark we may obtain will protect our competitive advantages. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.

    In the past several years, there has been a proliferation of so-called "business method patents" applicable to the computer and financial services industries. News articles have also reported that there has been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until issuance of a patent. In light of these factors, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. We believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a state-of-the-art technological system. There can be no assurance that we will be able to protect our technology from disclosure or that others will not develop technologies that are similar or superior to our technology. It is likely that from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a joint venture partner, customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on us. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

    In February 1999, we became aware of patents purportedly owned by Belzberg Financial Markets & News International Inc. and Sydney Belzberg, an officer of that company (the "Belzberg Patents"). One or more of the Belzberg Patents may relate to the devices, means and/or methods that we and/or our customers, licensees or joint venture partners use in the conduct of business. On March 5, 1999, a Canadian licensee of some of our technology, received a letter asserting that the licensee was infringing one of the Belzberg Patents. The licensee has denied the claims of infringement and has asserted that the Belzberg Patent at issue is invalid or unenforceable. Under certain conditions, we may have a duty to defend or indemnify the licensee for any costs or damages arising out of an infringing use of the technology we have licensed to them. We are monitoring the matter and may participate in any challenge to the Belzberg Patent the licensee may make.

    We are unaware of any actual claims of patent infringement leveled against us or any of our customers or joint venture partners by any of the title owners of the Belzberg Patents. Based upon our review to date we believe that any such claims arising out of the Belzberg Patents would be without merit and we would vigorously defend any such claim, including, if warranted, initiating legal proceedings. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that any potential claim would be resolved favorably to us or that it would not have a material adverse affect on us. We will monitor the Belzberg Patent situation and take action accordingly.

EMPLOYEES

    As of December 31, 1999, we employed 318 personnel.

ITEM 2. PROPERTIES

    Our principal offices are located at 380 Madison Avenue in New York City. We currently lease the entire 4(th) floor and part of the 7(th) floor or approximately 61,024 square feet of office space. In anticipation of future expansion we have also leased a portion of the 5(th) floor (approximately 12,726 square feet of office space). This additional space on the 5(th) floor and a portion of the 7(th) floor is currently being sublet. The lease payments as compared to the rental income for the 5(th) and 7(th) floors, will have an immaterial effect upon our operating results. The fifteen-year lease terms for the 4(th) and 5(th) floors and the thirteen-year lease term for the 7(th) floor expire in January 2013.

    We also maintain a research, development and technical support services facility in Culver City, California where we occupy approximately 48,202 square feet of office space. We have leased an additional 23,520 square feet in this facility, which we currently sublet. The lease payments as compared to the rental income will have an immaterial effect upon our operating results. We lease the California facility pursuant to lease agreements that expire between December 2005 and April 2006.

    Additionally, we also maintain a "hot" backup and regional office for Financial Engineering Research and QuantEX support in Boston, Massachusetts where we occupy approximately 10,588 square feet of office space. The ten-year lease term for this space expires in April 2005.

    During 1999, we opened a research facility in Herzelya, Israel where we occupy approximately 5,712 square feet of office space. We lease the Israel space pursuant to a four-year lease agreement that expires in November 2003.

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

    In February 1999, we became aware of patents purportedly owned by Belzberg Financial Markets & News International Inc. and Sydney Belzberg, an officer of that company (the "Belzberg Patents"). One or more of the Belzberg Patents may relate to the devices, means and/or methods that we and/or customers, licensees or joint venture partners use in the conduct of business. On March 5, 1999, a Canadian licensee of some of our technology, received a letter asserting that the licensee was infringing one of the Belzberg Patents. The licensee has denied the claims of infringement and has asserted that the Belzberg Patent at issue is invalid or unenforceable. Under certain conditions, we may have a duty to defend or indemnify the licensee for any costs or damages arising out of an infringing use of the technology we have licensed to them. We are monitoring the matter and may participate in any challenge to the Belzberg Patent the licensee may make.

    We are unaware of any actual claims of patent infringement leveled against us or any of our customers or joint venture partners by any of the title owners of the Belzberg Patents. Based upon our review to date we believe that any such claims arising out of the Belzberg Patents would be without merit and we would vigorously defend any such claim, including, if warranted, initiating legal proceedings. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that any potential claim would be resolved favorably to us or that it would not have a material adverse affect on us. We will monitor the Belzberg Patent situation and take action accordingly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

    Our common stock was quoted on the Nasdaq National Market under the symbol "ITGI" until April 26, 1999. Effective April 27, 1999, and in connection with our spin-off from Jefferies Group, Inc., our common stock split based upon a
1.5955 to 1 exchange ratio and began trading on the New York Stock Exchange under the symbol "ITG".

    The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market or the New York Stock Exchange, as applicable.

                                                                   NASDAQ(1)               NYSE
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
1998
  First Quarter.............................................   $23.50     $15.28        N/A        N/A
  Second Quarter............................................    22.25      15.98        N/A        N/A
  Third Quarter.............................................    21.31      17.08        N/A        N/A
  Fourth Quarter............................................    38.90      11.60        N/A        N/A
1999
  First Quarter.............................................    43.53      22.96        N/A        N/A
  Second Quarter (through April 26).........................    43.28      31.91        N/A        N/A
  Second Quarter (from April 27)............................      N/A        N/A     $46.98     $29.24
  Third Quarter.............................................      N/A        N/A      35.40      22.31
  Fourth Quarter............................................      N/A        N/A      28.55      19.27

------------------------

(1) High and low closing sales prices per share of our common stock as reported on the Nasdaq National Market have been adjusted to reflect our common stock split in connection with the spin-off at an exchange ratio of
    1.5955 to 1.

    On March 13, 2000, the closing sales price per share for our common stock as reported on the New York Stock Exchange was $37.44. On March 13, 2000, we believe that our common stock was held by approximately 4,700 stockholders of record or through nominees in street name accounts with brokers.

    In connection with our spin-off from Jefferies Group, Inc. we paid a special cash dividend of $4.00 per share to each stockholder of record as of April 20, 1999. Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected Consolidated Statement of Operations data and the Consolidated Statement of Financial Condition data presented below as of and for each of the years in the five-year period ended December 31, 1999, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, independent auditors. Earnings per share information prior to 1997 has been retroactively restated to conform with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, and earnings per share information prior to 1999 has been retroactively restated to reflect our spin-off from Jefferies Group, Inc. See Note 1, ORGANIZATION AND BASIS FOR PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 31. Such data should be read in connection with the consolidated financial statements contained on pages 24 through 46.

                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Total revenues.............................  $232,044   $212,205   $137,042   $111,556   $72,381
Total expenses.............................   149,183    131,270     89,782     70,555    47,493
                                             --------   --------   --------   --------   -------
Income before income taxes.................    82,861     80,935     47,260     41,001    24,888
Income tax expense.........................    37,435     37,541     20,343     17,666     9,983
                                             --------   --------   --------   --------   -------
Net income.................................  $ 45,426   $ 43,394   $ 26,917   $ 23,335   $14,905
                                             ========   ========   ========   ========   =======
Basic net earnings per share of common
  stock....................................  $   1.48   $   1.48   $   0.93   $   0.80   $  0.51
                                             ========   ========   ========   ========   =======
Diluted net earnings per share of common
  stock....................................  $   1.42   $   1.41   $   0.89   $   0.79   $  0.51
                                             ========   ========   ========   ========   =======
Basic weighted average shares outstanding
  (in millions)............................      30.7       29.3       29.0       29.2      29.5
Diluted weighted average shares and common
  stock equivalents outstanding (in
  millions)................................      31.9       30.8       30.2       29.7      29.5
CONSOLIDATED STATEMENT OF FINANCIAL
  CONDITION DATA:(1)
Total assets...............................  $179,488   $180,706   $113,641   $ 82,798   $55,318
Total stockholders' equity.................  $115,652   $143,709   $ 93,763   $ 67,093   $45,479
OTHER SELECTED FINANCIAL DATA:
Revenues per trading day (in thousands)....  $    921   $    842   $    542   $    439   $   287
Shares executed per day (in millions)......        46         43         27         22        15
Revenues per average number of employees
  (in thousands)...........................  $    802   $    888   $    733   $    814   $   689
Average number of employees................       290        239        187        137       105
Total number of customers(1,2).............       572        535        452        417       354
  POSIT(2).................................       492        490        414        396       330
  QuantEX(3)...............................        52         52         43         55        81
  ITG Platform(3)..........................       188        140         48         36       N/A
  Total number of customer
  installations:(1,3)
  QuantEX..................................       103         97         84        109        97
  ITG Platform.............................       296        201         69         67       N/A
Return on average stockholders' equity.....      34.4%      37.4%      33.9%      45.5%     39.3%
Book value per share(4)....................  $   3.86   $   4.85   $   3.23   $   2.30   $  1.46
Tangible book value per share(4)...........  $   3.83   $   4.80   $   3.16   $   2.22   $  1.36
Price to earnings ratio using diluted net
  earnings per share of common stock.......      19.9       27.6       19.7       15.3      11.4

    The following graph represents the number of shares ITG Inc. executed as a percentage of the market volume in the U.S. market since 1994.(5)

                   ITG VOLUME AS PERCENTAGE OF MARKET VOLUME

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      SHARE PER DAY
1994            1.7
1995            1.9
1996           2.26
1997           2.24
1998           2.94
1999           2.45

------------------------

(1)   Numbers are as of December 31(st) of each year.

(2) Total customers and POSIT customers include those customers who have generated revenues in excess of $1,000 in each year.

(3) For the years ended December 31, 1999, 1998 and 1997, QuantEx and ITG Platform customers and customer installations include those customers and installations that have either (a) traded 100,000 shares in the last quarter of each calendar year or (b) traded shares on at least 12 different days during such quarter. For the years ended December 31, 1996 and 1995, QuantEx and ITG Platform customers and customer installations include those customers who have generated revenues in excess of $1,000 in each year

(4) The prior years have been restated to reflect the Company's spin-off from Jefferies Group, Inc. See Note 1, ORGANIZATION AND BASIS FOR
    PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 31.

(5) The percentages on the graph are total ITG shares executed divided by the "market" volume. Total ITG shares executed includes total POSIT shares,
    QuantEX shares and shares executed by the Electronic Trading Desk. Market volume includes shares executed by and as provided by the New York Stock Exchange and Nasdaq. Market volume excludes ITG shares executed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

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

    Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client revenue any order that is sent by our clients, through ITG's front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes interest income/expense and market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business.

EXPENSES:

    Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes gains on the sale of equity investments, as offset by amortization of goodwill, equity gain/loss and initial start-up costs. Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of software and goodwill, legal, audit, tax, consulting and promotional expenses.

RESULTS OF OPERATIONS

    The table below sets forth certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:...................................................   100.0%     100.0%     100.0%
  Commissions
    POSIT...................................................    55.7       55.1       55.0
    Electronic trading desk.................................    20.5       23.4       22.0
    Client..................................................    22.0       19.9       22.0
  Other.....................................................     1.8        1.6        1.0
Expenses:
  Compensation and employee benefits........................    22.3       24.3       22.2
  Transaction processing....................................    13.9       12.7       15.6
  Software royalties........................................     7.3        7.2        7.2
  Occupancy and equipment...................................     5.7        5.6        6.7
  Telecommunications and data processing services...........     4.1        3.8        4.8
  Net loss on long-term investments.........................     1.1        0.1        0.2
  Spin-off costs............................................     2.8        0.9        0.0
  Other general and administrative..........................     7.1        7.3        8.8
    Total expenses..........................................    64.3       61.9       65.5
Income before income tax expense............................    35.7       38.1       34.5
Income tax expense..........................................    16.1       17.7       14.8
Net income..................................................    19.6       20.4       19.6

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

EARNINGS PER SHARE

    Basic net earnings per share for both 1999 and 1998 were $1.48. Diluted net earnings per share increased $0.01, or 1%, from $1.41 to $1.42. Diluted net earnings per share for 1999 and 1998, excluding non-recurring charges (net of tax benefits) of $3.9 million and $1.9 million, respectively, incurred in connection with our spin-off from Jefferies Group, Inc. were $1.54 and $1.47, respectively.

REVENUES

    Total revenues increased $19.8 million, or 9%, from $212.2 million to $232.0 million. There were 252 trading days in both 1998 and 1999. Revenues per trading day increased by $79,000, or 9%, from $842,000 to $921,000. Revenues per employee decreased $83,000, or 10%, from $813,000 to $730,000.

    The increases in POSIT and Client revenues were attributable to an increase in trading volume by existing customers and an increase in the number of customers. The number of shares crossed on the POSIT system increased
0.7 billion, or 12%, from 5.8 billion to 6.5 billion. The number of shares crossed on the POSIT system per day increased 2.5 million, or 11%, from
23.2 million to 25.7 million. In addition, on both June 24, and July 15, 1999, a record breaking 49.7 and 59.9 million shares were crossed on the POSIT system, respectively. Of Client revenues, ITG Platform revenue increased 169% representing 55% of the increase in Client revenues. Electronic Trading Desk revenues decreased due to a number of factors, including, our clients winning fewer portfolio transitions, increased competition from principal bids and lower turnover of portfolios for some of our clients. Other revenues increased primarily due to incremental royalty income from international versions of POSIT, larger average balances in our investment portfolio and decreased errors and accommodations. These were partially offset by increased financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business.

EXPENSES

    Total expenses excluding income tax expense for 1999 increased $17.9 million, or 14%, from $131.3 million to $149.2 million.

    The following table itemizes expenses by category (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             1999       1998      CHANGE    % CHANGE
                                                           --------   --------   --------   --------
Compensation and employee benefits.......................  $51,717    $51,462       255         0.5%
Transaction processing...................................   32,282     26,920     5,362        19.9
Software royalties.......................................   16,851     15,247     1,604        10.5
Occupancy and equipment..................................   13,295     11,886     1,409        11.9
Telecommunications and data processing services..........    9,428      8,138     1,290        15.9
Net loss on long-term investments........................    2,674        204     2,470     1,210.8
Spin-off costs...........................................    6,516      1,936     4,580       236.6
Other general and administrative.........................   16,420     15,477       943         6.1
Income taxes.............................................   37,435     37,541      (106)       (0.3)

    COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 22% from 261 to 318, and additional compensation necessary to attract and retain quality personnel. Approximately 70% of the increase in employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. Average compensation and employee benefits expenses per person decreased $34,000, or 17%, from $197,000 to $163,000.

    TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 12.7% to 13.9% of revenues. Ticket charges increased 23%, primarily as a result of customers allocating transactions to a larger number of accounts. With only a 9% increase in execution volume, we did not realize significant savings from volume-discounted clearing and execution costs.

    SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

    OCCUPANCY AND EQUIPMENT: The increase in headcount, infrastructure enhancements and costs to address potential problems related to the Year 2000 issue resulted in increased equipment purchases and the associated depreciation and maintenance expenses. In addition, the expansion of our research and development facility in Culver City, California, in July 1998 resulted in an increase in rent expense.

    TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The $1.3 million increase in telecommunications and data processing services stems primarily from fees to upgrade client data feeds, including market data line connections, increase in communication charges from linking clients to ITG in New York and Boston, and increases in dial-up costs related to the increase in ITG Platform installations. This increase was offset primarily by a decrease in spending on contingency-related planning and implementation.

    NET LOSS ON LONG-TERM INVESTMENTS: The increase in loss on long-term investment in 1999 over 1998 primarily resulted from the recorded gain on sale of our equity investment in the LongView Group,

Inc. in 1998 totaling $3.8 million. Excluding the effects of this gain on sale, losses incurred by our investments in ITG Europe and ITG Australia were $0.2 million less in 1999 than 1998. In 1999, we also recognized a $0.4 million deferred gain on the sale of the LongView Group that was held in escrow for one year.

    SPIN-OFF COSTS: The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off transactions, as discussed in Note 1, ORGANIZATION AND BASIS OF
PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 31.

    OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects software amortization for certain products that were released in late 1998 and increased spending on advertisement and promotion, offset in part by a decline in consulting expenses for projects such as network migration and strategic market studies.

    Additionally, subsequent to our spin-off, specified administrative services previously provided to us at a fixed monthly fee by Jefferies Group, Inc. were performed by ITG. This change resulted in higher legal, audit and accounting fees offset in part by reduced administrative service fees.

INCOME TAX EXPENSE

    The decrease in the effective tax rate from 46.4% in 1998 to 45.2% in 1999 was due to decreases in certain non-deductible expenses and an increase in dividends received deduction.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

EARNINGS PER SHARE

    Basic net earnings per share increased $0.55, or 59%, from $0.93 in 1997 to $1.48 in 1998. Diluted net earnings per share increased $0.52, or 58%, from $0.89 to $1.41.

REVENUES

    Total revenues increased $75.2 million, or 54.9%, from $137.0 million to $212.2 million. The number of trading days were 252 in 1998 compared to 253 in 1997. Revenues per trading day increased by $300,000, or 55.5%, from $542,000 to $842,000. Revenues per employee increased $182,000, or 28.8%, from $631,000 to $813,000. The increases were attributable to increases in the number of our customers and increases in trading volume by our existing customers. Revenues from the Electronic Trading Desk increased $19.5 million, or 64.9%, from $30.1 million to $49.6 million. The number of shares crossed on the POSIT system increased 2.1 billion, or 56.8%, from 3.7 billion to 5.8 billion. POSIT revenues in turn increased $41.6 million, or 55.2%, from $75.4 million to $117.0 million. QuantEX revenues increased $12.0 million, or 39.9%, from $30.1 million to $42.1 million.

EXPENSES

    Total expenses increased $41.5 million, or 46.2%, from $89.8 million to $131.3 million.

    The following table itemizes expenses by category (in thousands):

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                            1998       1997      CHANGE    % CHANGE
                                                          --------   --------   --------   --------
Compensation and employee benefits......................  $51,462    $30,479    $20,983       68.8%
Transaction processing..................................   26,920     21,413      5,507       25.7
Software royalties......................................   15,247      9,848      5,399       54.8
Occupancy and equipment.................................   11,886      9,204      2,682       29.1
Telecommunications and data processing services.........    8,138      6,605      1,533       23.2
Net loss on long-term investments.......................      204        297        (93)     (31.3)
Spin-off costs..........................................    1,936         --      1,936        N/A
Other general and administrative........................   15,477     11,936      3,541       29.7
Income taxes............................................   37,541     20,343     17,198       84.5

    COMPENSATION AND EMPLOYEE BENEFITS. Salaries, bonuses and related employee benefits increased approximately $21.0 million over the prior year. Such increases were primarily due to our profitability-based compensation plan, growth in our employee base of 44 or 20.3%, from 217 to 261 and additional compensation necessary to attract and retain quality personnel. Over 50% of the increase in new employees were staffed in technology, product development and production infrastructure. In addition, our board of directors voted to accelerate the vesting of the options of our deceased President and Chief Executive Officer, Scott P. Mason, resulting in a $2.8 million charge to compensation expense, representing 13% of the increase.

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

    NET LOSS ON LONG-TERM INVESTMENTS. The decrease in net loss on long-term investments is due to income of $3.8 million recognized from the sale of our 37.4% equity ownership interest in the LongView Group, Inc., offset by initial start-up costs for ITG Europe of $1.3 million and the combined costs of equity loss pick-up and amortization of goodwill on ITG Australia of $0.2 million and the LongView Group, Inc, of $0.8 million.

    SPIN-OFF COSTS. The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off transactions.

    OTHER GENERAL AND ADMINISTRATIVE. The increase in other general and administrative expenses was the result of a write-off of a net receivable from the former Global POSIT joint venture of approximately $1.0 million, accelerated software amortization for specific products, increases in business development costs, such as advertising and active sales efforts, and additional administrative costs, associated with ITG Europe. Additionally, we had an increase in consulting expense primarily due to accounting and financial research of international joint venture opportunities and a major telecommunication system conversion.

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

DEPENDENCE ON MAJOR CUSTOMERS

    During 1999, revenue from our 10 largest customers accounted for approximately 33.0% of our total revenue while revenue from each of our three largest customers accounted for 5.8%, 4.7%, and 4.7%, respectively, of total revenue. During 1998, revenue from our 10 largest customers accounted for approximately 30.7% of our total revenue while revenue from each of our three largest customers accounted for 7.9%, 4.5% and 3.2%, respectively, of total revenue. During 1997, revenue from our 10 largest customers accounted for approximately 34.5% of our total revenue while revenue from each of our three largest customers accounted for 8.8%, 5.9% and 3.4%, respectively, of total revenue. Customers may discontinue use of our services at any time. The loss of any significant customers could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities offered through POSIT, which may adversely affect the liquidity of the system.

LIQUIDITY AND CAPITAL RESOURCES

    Our liquidity and capital resource requirements result from our working capital needs, primarily consisting of compensation and benefits, transaction processing fees and software royalty fees. Historically, cash from operations has met all working capital requirements. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.

    We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable rate municipal securities, auction rate preferred stock and common stock. At December 31, 1999, cash equivalents and securities owned at fair value amounted to $96.7 million and net receivables from brokers, dealers and other, of $16.6 million were due within 30 days. A special cash dividend of $74.6 million was paid on April 21, 1999 in connection with the spin-off from Jefferies Group. See Note 1, ORGANIZATION AND BASIS OF PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 31.

    We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of December 31, 1999, we had investments in limited partnerships investing in marketable securities, a hedged convertible managed account, and a venture capital fund amounting to $21.4 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements. Our managed account is employing a hedged convertible strategy. We classify the securities under our managed account within securities owned, at fair value and securities sold, not yet purchased, at fair value.

    Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. with sufficient regulatory capital. As of December 31, 1999, we had net excess regulatory capital of $39.1 million. We had an agreement with a bank to borrow up to $20 million on a revolving basis to enable ITG Inc. to satisfy its regulatory net capital requirements. This commitment expired on March 14, 2000. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

    In 1998, we established a $2 million credit line with a bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia. The lender charges us interest at the federal funds rate plus 1%. We lend amounts borrowed to ITG Australia and charge interest at the federal funds rate plus 2%. At December 31, 1999, no amounts were outstanding under this bank credit line and no amounts were owed to us by ITG Australia.

EFFECTS OF INFLATION

    We do not believe that the relatively moderate levels of inflation which have been experienced in North America in recent years have had a significant effect on our revenue or profitability. However, high inflation may lead to higher interest rates which might cause investment funds to move from equity securities to debt securities or cash equivalents.

THE YEAR 2000 ISSUE

    We spent an aggregate of $2.8 million, of which we spent $1.3 million in 1999, to upgrade or replace computer and software systems in order to address potential problems related to the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It identifies the characteristics of internal-use software and provides examples to assist in determining when the computer software is for internal use. The Company has adopted this SOP effective January 1, 1999 which has had no material effect on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET PRICE RISK

    As part of our full service equity trade execution business we do not engage in proprietary trading; however, at times we do hold positions overnight due to client or Company errors. Accordingly, we maintain policies and procedures regarding the management of our errors and accommodations proprietary trading accounts. It is our policy to attempt to trade out of all positions arising from errors and accommodations immediately while balancing our exposure to market risk which can arise from liquidating such positions. Accordingly, certain positions may be liquidated over a period of time in an effort to minimize market impact.

    We have established approval policies that include review by the President (or his designee) and our compliance department of any proprietary trading activity. Our operations department reviews all open trades intraday in an effort to ensure that any open issues are addressed and resolved by the close of the trading day. Additionally, our clearing broker notifies us of all known trade discrepancies on the day following the trade date.

    We employ a cash management strategy which seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after tax rate of return. For working capital purposes, we invest only in money market instruments. Cash which is not needed for normal operations is invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We currently have investments in municipal bonds, auction rate preferred bonds, common stock and convertible bonds. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 1999 our cash and cash equivalents and securities owned were approximately $96.7 million.

    We will from time to time, make investments that are considered strategic. These investments require approval of executive management and/or the board of directors. This component of our cash management strategy is reevaluated periodically. At December 31, 1999, investments in limited partnerships, venture capital investments and securities available for sale were approximately
$15.9 million.

INTEREST RATE RISK

    Our exposure to interest rate risk relates primarily to the interest-bearing portions of our investment portfolio. Our policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. Our first priority is to reduce the risk of principal loss. We seek to preserve our invested funds by limiting default risk, market risk, and re-investment risk. We attempt to mitigate default risk by investing in high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to reductions in the credit rating of any investment issuer or guarantor that we believe is adverse to our investment strategy.

    Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds, highly liquid variable rate municipal securities, convertible bonds and preferred stock. These investments totaled approximately $92.6 million at December 31, 1999. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

FOREIGN CURRENCY RISK

    We are pursuing the international market in a variety of ways, including joint-ventures in Europe and Australia and the development of specially tailored versions of our services. Additionally, we maintain development facilities in Israel which focus on developing services for the European market. Our investments in these joint-ventures and development activities expose us to currency exchange fluctuations between the U.S. Dollar and the British Pound Sterling, Australian Dollar, Canadian Dollar and Israeli New Shekel. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in foreign currency hedging activities. However, non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL REPORTS SECTION

                                                               PAGES
                                                              --------
Management's Responsibility for Compliance and Financial
  Reporting.................................................     25

Independent Auditors' Report................................     26

Consolidated Statements of Financial Condition..............     27

Consolidated Statements of Income...........................     28

Consolidated Statements of Changes in Stockholders'
  Equity....................................................     29

Consolidated Statements of Cash Flows.......................     30

Notes to Consolidated Financial Statements..................     31

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

    Management believes that, as of December 31, 1999, our company's internal control structure was adequate to accomplish the objectives discussed herein.

Raymond L. Killian, Jr.        Howard C. Naphtali             Angelo Bulone
Chairman, Chief Executive      Managing Director              Vice President
  Officer and President        and Chief Financial Officer    and Controller

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Investment Technology Group, Inc. and Subsidiaries:

    We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

New York, New York
January 19, 2000

                       INVESTMENT TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $ 53,081   $ 77,518
Securities owned, at fair value.............................    43,612     39,615
Receivables from brokers, dealers and other, net............    19,181     24,127
Due from affiliates.........................................        --        722
Investments in limited partnerships.........................    13,922      1,000
Securities, available-for-sale, at fair value...............     2,023         --
Premises and equipment......................................    20,229     19,662
Capitalized software........................................     5,629      6,450
Goodwill....................................................       824      1,373
Deferred taxes..............................................    13,324      2,784
Other assets................................................     7,663      7,455
                                                              --------   --------
Total assets................................................  $179,488   $180,706
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.......................    33,459     24,349
Payable to brokers, dealers and other.......................     3,932      3,015
Software royalties payable..................................     4,874      4,070
Securities sold, not yet purchased, at fair value...........     5,861        288
Due to affiliates...........................................        --      1,422
Income taxes payable........................................    15,710         --
Income taxes payable to affiliate...........................        --      3,853
                                                              --------   --------
  Total liabilities.........................................    63,836     36,997
                                                              --------   --------
Commitments and Contingencies (Notes 14 and 16)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01; shares authorized:
    1,000,000; shares issued: none..........................        --         --
  Common stock, par value $0.01; shares authorized:
    100,000,000; shares issued: 32,179,106 in 1999 and
    30,961,253 in 1998......................................       322        310
  Additional paid-in capital................................    96,534     51,395
  Retained earnings.........................................    75,727    104,925
  Common stock held in treasury, at cost; shares: 2,213,721
    in 1999 and 1,300,333 in 1998...........................   (58,052)   (12,760)
  Accumulated other comprehensive income (loss):
    Currency translation adjustment.........................        (7)      (161)
    Unrealized gain on securities, available-for-sale, net
      of tax................................................     1,128         --
                                                              --------   --------
      Total stockholders' equity............................   115,652    143,709
                                                              --------   --------
Total liabilities and stockholders' equity..................  $179,488   $180,706
                                                              ========   ========

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES:
  Commissions
    POSIT...................................................  $129,364   $116,950   $ 75,362
    Electronic trading desk.................................    47,577     49,613     30,084
    Client..................................................    51,019     42,151     30,136
  Other.....................................................     4,084      3,491      1,460
                                                              --------   --------   --------
      Total revenues........................................   232,044    212,205    137,042
EXPENSES:
  Compensation and employee benefits........................    51,717     51,462     30,479
  Transaction processing....................................    32,282     26,920     21,413
  Software royalties........................................    16,851     15,247      9,848
  Occupancy and equipment...................................    13,295     11,886      9,204
  Telecommunications and data processing services...........     9,428      8,138      6,605
  Net loss on long-term investments.........................     2,674        204        297
  Spin-off costs............................................     6,516      1,936         --
  Other general and administrative..........................    16,420     15,477     11,936
                                                              --------   --------   --------
      Total expenses........................................   149,183    131,270     89,782
                                                              --------   --------   --------
Income before income tax expense............................    82,861     80,935     47,260
Income tax expense..........................................    37,435     37,541     20,343
                                                              --------   --------   --------
NET INCOME..................................................  $ 45,426   $ 43,394   $ 26,917
                                                              ========   ========   ========
Basic net earnings per share of common stock................  $   1.48   $   1.48   $   0.93
                                                              ========   ========   ========
Diluted net earnings per share of common stock..............  $   1.42   $   1.41   $   0.89
                                                              ========   ========   ========
Basic weighted average shares outstanding...................    30,691     29,302     29,004
                                                              ========   ========   ========
Diluted weighted average shares and common stock equivalents
  outstanding...............................................    31,947     30,775     30,219
                                                              ========   ========   ========

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        COMMON
                                                               ADDITIONAL               STOCK      ACCUMULATED         TOTAL
                                        PREFERRED    COMMON     PAID-IN     RETAINED   HELD IN    COMPREHENSIVE    STOCKHOLDERS'
                                          STOCK      STOCK      CAPITAL     EARNINGS   TREASURY   INCOME (LOSS)       EQUITY
                                        ---------   --------   ----------   --------   --------   --------------   -------------
Balance at December 31, 1996..........    $ --        $298      $35,944     $34,614    $(3,763)       $   --         $ 67,093
Net income............................      --          --           --      26,917         --            --           26,917
Issuance of restricted stock (38,641
  shares).............................      --          --          630          --         --            --              630
Issuance of common stock in connection
  with the employee stock option plan
  (150,327 shares)....................      --           2        1,868          --         --            --            1,870
Purchase of common stock for treasury
  (242,995 shares)....................      --          --           --          --     (2,747)           --           (2,747)
                                          ----        ----      -------     -------    --------       ------         --------
Balance at December 31, 1997..........      --         300       38,442      61,531     (6,510)           --           93,763
Issuance of common stock in connection
  with the employee stock option plan
  (917,377 shares)....................      --          10       12,648          --         --            --           12,658
Issuance of common stock in connection
  with the employee stock purchase
  plan (19,010 shares)................      --          --          305          --         --            --              305
Purchase of common stock for treasury
  (347,021 shares)....................      --          --           --          --     (6,250)           --           (6,250)
Comprehensive income/(loss):
  Net income..........................      --          --           --      43,394         --            --           43,394
  Other comprehensive loss,
    net of tax ($0.00):
    Currency translation adjustment...      --          --           --          --         --          (161)            (161)
                                                                                                                     --------
Comprehensive income..................                                                                                 43,233
                                          ----        ----      -------     -------    --------       ------         --------
Balance at December 31, 1998..........      --         310       51,395     104,925    (12,760)         (161)         143,709
Retirement of common stock held in
  treasury (1,300,333 shares).........      --         (13)     (12,747)         --     12,760            --               --
Purchase of common stock for treasury
  (2,213,721 shares)..................      --          --           --          --    (58,052)           --          (58,052)
Payment of special cash dividend......      --          --           --     (74,624)        --            --          (74,624)
Issuance of common stock in connection
  with the employee stock option plan
  (2,484,665 shares)..................      --          25       57,023          --         --            --           57,048
Issuance of common stock in connection
  with the employee stock purchase
  plan (34,206 shares)................      --          --          863          --         --            --              863
Comprehensive income:
  Net income..........................      --          --           --      45,426         --            --           45,426
  Other comprehensive income:
    Currency translation adjustment...      --          --           --          --         --           154              154
    Unrealized holding gain on
      securities available-for-sale,
      net of tax ($895)...............      --          --           --          --         --         1,128            1,128
                                                                                                                     --------
Comprehensive income..................                                                                                 46,708
                                          ----        ----      -------     -------    --------       ------         --------
Balance at December 31, 1999..........    $ --        $322      $96,534     $75,727    $(58,052)      $1,121         $115,652
                                          ====        ====      =======     =======    ========       ======         ========

 The accompanying Notes to Consolidated Financial Statements are integral parts of this statement.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
Net income..................................................  $45,426    $43,394    $26,917
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income tax benefit...............................  (11,435)      (324)      (103)
  Depreciation and amortization.............................   12,835     11,599      6,642
  Undistributed loss of affiliates..........................    2,985      3,535        441
  Provision for doubtful receivables........................      228         96         84
Decrease (increase) in operating assets:
  Securities owned, at fair value...........................   (3,997)    (2,258)   (12,199)
  Receivables from brokers, dealers and other, net..........    4,718    (14,092)    (2,468)
  Due from affiliates.......................................      722        643         94
  Investments in limited partnerships.......................     (422)     9,935     (5,742)
  Other assets..............................................     (397)    (4,620)    (6,930)
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses.....................    9,210     11,786      4,118
  Payable to brokers, dealers and other.....................      917      2,078        933
  Software royalties payable................................      804      1,407        389
  Securities sold, not yet purchased, at fair value.........    5,573        285     (1,223)
  Due to affiliates.........................................   (1,422)      (701)       200
  Income taxes payable......................................   15,710         --         --
  Income taxes payable to affiliate.........................   (3,853)     2,365       (147)
                                                              -------    -------    -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............   77,602     65,128     11,006
                                                              -------    -------    -------
Cash flows from investing activities:
Purchase of premises and equipment..........................   (8,792)    (7,658)   (15,679)
Sale of equity investment...................................       --      8,049         --
Purchase of investments in limited partnerships.............  (12,500)        --         --
Investment in joint venture.................................   (2,897)    (4,790)        --
Capitalization of software development costs................   (3,239)    (4,025)    (4,422)
                                                              -------    -------    -------
    NET CASH USED IN INVESTING ACTIVITIES...................  (27,428)    (8,424)   (20,101)
                                                              -------    -------    -------
Cash flows from financing activities:
Dividends paid..............................................  (74,624)        --         --
Purchase of common stock for treasury.......................  (58,052)    (6,250)    (2,747)
Issuance of common stock in connection with employee stock
  option plan...............................................   57,911     12,962      2,500
                                                              -------    -------    -------
    NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES.....  (74,765)     6,712       (247)
                                                              -------    -------    -------
  Effect of foreign currency translation on cash and cash
    equivalents.............................................      154       (161)        --
    Net (decrease) increase in cash and cash equivalents....  (24,437)    63,255     (9,342)
Cash and cash equivalents -- beginning of year..............   77,518     14,263     23,605
                                                              -------    -------    -------
Cash and cash equivalents -- end of year....................  $53,081    $77,518    $14,263
                                                              =======    =======    =======
Supplemental cash flow information:
  Interest paid.............................................  $    39    $    20    $   146
                                                              =======    =======    =======
  Income taxes paid to non-affiliate........................  $   248    $    --    $    --
                                                              =======    =======    =======
  Income taxes paid to affiliate............................  $ 6,538    $30,296    $19,947
                                                              =======    =======    =======

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

    We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker/ dealers. Our products include: POSIT, the world's largest electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; ACE and TCA, a set of pre- and post-trade tools for systematically analyzing and lowering the costs of trading; SmartServers, which offer server based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; and research, development, sales and consulting services to clients.

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

    In connection with these transactions, on April 21, 1999, we paid a special cash dividend of $4.00 per share, payable pro rata to all of our stockholders of record as of April 20, 1999, including Jefferies Group. The aggregate amount of the special cash dividend was $74.6 million, of which we paid $60.0 million to Jefferies Group. As a result of the merger and based upon the number of shares of Jefferies Group common stock outstanding on the date of the merger (23,931,814) and the number of shares of the ITG common stock held by Jefferies Group (15,000,000), ITG's stockholders, other than Jefferies Group, received
1.5955 shares of common stock of New ITG for each share of ITG common stock held by them. Through December 31, 1999, ITG had incurred spin-off costs of approximately $8.4 million, consisting of approximately $1.9 million in 1998 and approximately $6.5 million in 1999. The merger and related transactions resulted in the stockholders of Jefferies Group becoming direct stockholders of our company and Jefferies Group ceasing to be our parent company. The merger was accounted for as a "merger of entities under common control" in accordance with generally accepted accounting principles and accordingly, reflected the historical cost basis of assets and liabilities of ITG.

    All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair statement of results.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    We have defined cash and cash equivalents as highly liquid investments, with original maturities of less than ninety days, which are part of our cash management activities.

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

SECURITIES TRANSACTIONS

    Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. We collect a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client revenue any order that is sent by our clients, through our front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue primarily consists of interest income earned on our portfolio of investments, interest income/expense and market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business, and fees earned in developing specially tailored versions of our services for the international market and the related royalties earned from the usage of these services.

    Receivable from brokers, dealers and other, net consists of commissions receivable and amounts receivable for securities transactions that have not yet reached their contractual settlement date, net of an allowance for doubtful accounts. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

    Securities owned, at fair value as of December 31, 1999 and 1998 consisted primarily of highly liquid, variable rate municipal securities and auction rate preferred stock, common stock and convertible bonds.

    Investments in limited partnerships consisted of investments in hedge funds investing in marketable securities and a venture capital fund. The investments in hedge funds are carried at the market value of the underlying securities. Gains and losses are recognized in the consolidated statements of income for changes in market values. The investment in a venture capital fund is carried at market value.

    Securities, available-for-sale, at fair value consisted of a single investment in marketable equity securities as part of Investment Technology Group, Inc.'s investing activities. Unrealized gains and losses resulting from this investment are reported net of tax in other comprehensive income in the consolidated statements of financial condition. Realized gains or losses are reflected in the statements of income when the security is ultimately sold.

CAPITALIZED SOFTWARE

    We capitalize software development expenses where technological feasibility of the product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life, the life of which is generally under two years. Amortization begins when the product is available for release to customers.

GOODWILL

    In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop our QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. We assess the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At
December 31, 1999 and 1998, net goodwill amounted to $0.8 million and $1.4 million, respectively, net of accumulated amortization of $4.5 million and $3.9 million, respectively.

INCOME TAXES

    Until April 27, 1999, we were a member of Jefferies Group's affiliated tax group ("Group") for purposes of filing a Federal income tax return (i.e., Jefferies Group owned more than 80% of ITG). With respect to tax periods ending prior to April 28, 1999, our tax liability was determined on a "separate return" basis. That is, we were required to pay to Jefferies Group our proportionate share of the Group's consolidated tax liability plus any excess of our "separate" tax liability (assuming a separate tax return were to be filed by us) over our proportionate amount of the consolidated Group tax liability. Alternatively, Jefferies Group was required to pay us an "additional amount" for the amount by which the consolidated tax liability of the Group was decreased by reason of our inclusion in the Group.

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

EXPENSES

    COMPENSATION AND EMPLOYEE BENEFITS include base salaries, bonuses, employment agency fees, part-time employee compensation, capitalized software (Note 5) and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. TRANSACTION PROCESSING consists of floor brokerage and clearing fees and connection fees for use of certain third party execution services. SOFTWARE ROYALTIES are payments to BARRA, Inc., our joint venture partner in POSIT. Royalty payments are calculated at an effective rate of 13% of adjusted POSIT revenues. OCCUPANCY AND EQUIPMENT includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. TELECOMMUNICATIONS AND DATA PROCESSING SERVICES include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. NET LOSS ON LONG-TERM INVESTMENTS includes goodwill amortization, equity (gain) loss, and initial start up costs associated with ITG Europe and ITG Australia and the net gain on the sale of the investment in the LongView Group, Inc. SPIN-OFF COSTS include legal, accounting, consulting and various other expenses related to our spin-off and upstream merger discussed in
Note 1. OTHER GENERAL AND ADMINISTRATIVE includes goodwill and software amortization, legal, audit, tax, consulting, travel and promotional expenses.

RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred. Research and development costs were $9.7 million, $8.6 million and $5.3 million for 1999, 1998 and 1997, respectively.

USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. As of December 31, 1997 we were required to change the method then used to compute earnings per share and to restate all prior periods presented. Under the new SFAS, we are required to report both basic and diluted earnings per share. Basic earnings per share is determined by dividing earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing earnings by the average number of shares of common stock adjusted for the dilutive effect of common stock equivalents.

    Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding to reflect our spin-off from Jefferies Group.

DIVIDENDS

    Any future payments of dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors deemed relevant.

(3) SECURITIES AVAILABLE FOR SALE

    At December 31, 1999, we had securities available for sale representing a single equity ownership in one issuer. The fair value and total gain was $2.0 million as we originally had a basis of zero in the investment. The net unrealized holding gain, net of tax, of $1.1 million is recorded as an item of accumulated other comprehensive income. There were no securities classified as available for sale in 1998.

(4) PREMISES AND EQUIPMENT

    The following is a summary of premises and equipment at December 31,:

                                                                1999           1998
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Furniture, fixtures and equipment...........................  $36,109        $29,007
Leasehold improvements......................................    8,195          6,505
                                                              -------        -------
                                                               44,304         35,512
Less: accumulated depreciation and amortization.............   24,075         15,850
                                                              -------        -------
  Total.....................................................  $20,229        $19,662
                                                              =======        =======

    Capital expenditures in the schedule above are primarily for computer-related equipment.

    Depreciation and amortization expense amounted to $8,226,000, $7,502,000, and $4,614,000 in 1999, 1998, and 1997, respectively.

(5) CAPITALIZED SOFTWARE COSTS

    The following is a summary of capitalized software costs at December 31,:

                                                                1999           1998
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Capitalized software costs..................................  $17,474        $14,235
Less: accumulated amortization..............................   11,845          7,785
                                                              -------        -------
  Total.....................................................  $ 5,629        $ 6,450
                                                              =======        =======

    Approximately $3,239,000 of software costs were capitalized in 1999 primarily for the development of new versions of QuantEX, ITG Platform and TCA. In addition, approximately $3,105,000 of total capitalized software costs were not subject to amortization as of December 31, 1999, as certain products have reached technological feasibility but were not yet available for release to customers.

    Capitalized software costs are being amortized over one to two years, the life of which is generally less than two years. In 1999, 1998 and 1997, we included $4,060,000, $3,548,000 and $1,478,000, respectively, of amortized software costs in other general and administrative expenses.

(6) INCOME TAXES

    We account for income taxes on a separate-return basis. During 1999, our operations were included in the consolidated Federal income tax return of Jefferies Group and subsidiaries through the spin-off date of April 27, 1999.

    All income tax payments due to/from Jefferies for the period through the spin-off date were made pursuant to a Tax Sharing Agreement (the "Agreement") between Jefferies Group and ITG. The

Agreement provided the method by which the Federal, state and local income or franchise tax liabilities of subsidiaries of Jefferies were allocated and the manner in which allocated liabilities were paid.

    Income tax expense (benefit) consists of the following components:

                                                             1999       1998       1997
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Current
  Federal................................................  $33,303    $26,624    $14,220
  State..................................................   15,492     11,241      6,226
  Foreign................................................       75         --         --
                                                           -------    -------    -------
                                                            48,870     37,865     20,446
                                                           -------    -------    -------
Deferred
  Federal................................................   (7,154)      (338)       (62)
  State..................................................   (4,281)        14        (41)
                                                           -------    -------    -------
                                                           (11,435)      (324)      (103)
                                                           -------    -------    -------
Total....................................................  $37,435    $37,541    $20,343
                                                           =======    =======    =======

    Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31, 1999 and 1998 were as follows:

                                                                1999           1998
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Deferred compensation.......................................  $ 5,140         $1,745
Deduction for accrued state and local taxes.................    5,060          1,345
Depreciation................................................    3,920           (916)
Other.......................................................     (796)           610
                                                              -------         ------
Total.......................................................  $13,324         $2,784
                                                              =======         ======

    Management believes that it is more likely than not that the taxable income from carryback years, future reversals of existing taxable temporary differences and anticipated future taxable income will be sufficient to realize the deferred tax benefit. As a result, at December 31, 1999 and 1998, valuation allowances have not been recorded against deferred tax assets. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. However, if estimates of future taxable income during the carryforward period are reduced, the amount of deferred tax asset considered realizable will also be reduced.

    At December 31, 1999 and 1998, we had income taxes payable to Jefferies Group and state and local agencies of $15,710,000 and $3,853,000, respectively.

    The provision for income tax expense differs from the expected Federal income tax rate of 35% for 1999, 1998 and 1997 for the following reasons:

                                                             1999       1998       1997
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Computed expected income tax expense.....................  $29,001    $28,327    $16,541
  Increase in income taxes resulting from:
    State & local income tax expense, net of Federal
      income taxes.......................................    7,287      7,316      4,020
    Non-deductible foreign losses........................      854        860         --
    Other................................................      293      1,038       (218)
                                                           -------    -------    -------
Total income tax expense.................................  $37,435    $37,541    $20,343
                                                           =======    =======    =======

(7) EMPLOYEE BENEFIT PLANS

    ITG PLANS

    Effective January 1, 1999, all employees employed as of that date were immediately eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Money Purchase Pension Plan (the "Plans"). These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $160,000 for 1999. The Plans' features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the Plans and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. The 1999 cost for the Plans was $2,782,000 and is included in the consolidated statements of income.

    Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program ("SUA"), a mandatory tax-deferred compensation program established under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. Each participant is automatically granted units, as of the last day of each calendar quarter based on participant's actual or assigned compensation reduction. The units are at all times fully vested and non-forfeitable. The units are to be settled on or after the third anniversary of the date of grant. We included the participants' deferral in compensation expense and recognized additional compensation expense of $405,000 and $477,000 in 1999 and 1998, respectively, which represents the 15% excess over the amount actually deferred by the participants. At December 31, 1999 and 1998, we had 106,329 and 190,642 units, respectively, issued to the employees in the SUA. Such units are included in the calculation of diluted weighted average shares outstanding in order to determine diluted earnings per share.

    In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"). The ESPP became effective February 1, 1998 and allows all full-time employees to purchase our Common Stock at a 15% discount through automatic payroll deductions. The ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

    JEFFERIES GROUP PLANS

    All our employees who were citizens or residents of the United States, who were 21 years of age by December 31, 1997, whose initial date of service was before January 1, 1998 and who had completed one year of service with us were covered by the Jefferies Group Employees' Pension Plan (the "Jefferies Pension Plan"), a defined benefit plan. The plan was subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefit accruals for our employees ceased as of February 15, 1999, and the entire benefit of each employee who was employed on December 31, 1998 vested at that time. Additionally, participants who had attained age 45 and were credited with at least 5 years of vesting service as of February 15, 1999 received enhanced benefits under the Jefferies Pension Plan, and our employees whose initial date of service was on or after April 1, 1997 and prior to January 1, 1998 retroactively become participants in the Jefferies Pension Plan.

    The net periodic pension cost allocated to us was $1,100,000, $819,000 and $208,000 in 1999, 1998 and 1997, respectively and is included in the consolidated statements of income.

    Jefferies Group incurred expenses related to various benefit plans covering substantially all ITG employees, including an Employee Stock Purchase Plan ("Jefferies ESPP") and a profit sharing plan, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code. As of February 1, 1998, our employees were no longer eligible to participate in the Jefferies ESPP and as of December 31, 1998 were no longer eligible to participate in the profit sharing plan.

    Jefferies Group also incurred expenses related to a Capital Accumulation Plan for certain officers and key employees of Jefferies Group and ITG. Participation in the plan was optional, with those who elected to participate agreeing to defer graduated percentages of their compensation. As of January 1, 1998 employees were no longer eligible to defer compensation in Jefferies Group's Capital Accumulation Plan which was replaced with our SUA as described above.

    For 1999, 1998 and 1997, we expensed and contributed to these plans $164,000, $2,568,000, and $2,096,000, respectively and these amounts are included in the consolidated statements of income.

    In May 1999, assets of the Jefferies Employee Stock Ownership Plan were transferred into an ITG Employee Stock Ownership Plan. No new contributions will be made to the plan and all participants are 100% vested.

(8) RELATED PARTY TRANSACTIONS

    Jefferies Group and its affiliates provided various services to us during 1999 as described below. Prior to the spin-off from Jefferies Group on April 27, 1999, these were related party transactions.

    Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of March 17, 1999 between Jefferies Group and the Company, transaction expenses, as defined in the Merger Agreement, related to the spin-off were allocated and shared. Amounts paid to Jefferies Group in 1999 and 1998, were $4,600,000 and $2,000,000, respectively.

    Pursuant to a service agreement, Jefferies & Company provided us specified administrative services, at fixed monthly costs. Administrative services included accounting, payroll, compliance services, personnel services, legal services, data processing and telecommunications. All services were terminated on December 31, 1998, except for certain personnel and accounting services that were terminated as of May 31, 1999 and June 30, 1999, respectively. The costs of such services to us prior to the spin-off in 1999, 1998 and 1997 were $161,000, $1,186,000 and $1,162,000, respectively.

    We paid to Jefferies & Company an aggregate of $47,000, $250,000 and $247,000 prior to the spin-off in 1999, 1998 and 1997, respectively, as compensation to Jefferies & Company's account executives for introducing customers to POSIT pursuant to a revenue sharing agreement. This agreement terminated according to its terms on March 15, 1999. Such termination did not affect fees payable in accordance with the above revenue sharing agreement with respect to customers introduced prior to January 1, 1999.

    Jefferies & Company provided substantially all of our clearing services, pursuant to a Fully Disclosed Clearing Agreement ("Clearing Agreement"). Aggregate costs of such services to us were $4.9 million, $11.9 million and $9.3 million prior to the spin-off in 1999, 1998 and 1997, respectively, and included in transaction processing expenses. In addition, included in revenues are financing costs resulting from temporary positions in securities assumed in the normal course of business of $665,000, $911,000 and $415,000 prior to the spin-off in 1999, 1998 and 1997, respectively, paid to Jefferies & Company.

    ITG Inc. and Jefferies & Company entered into a new Clearing Agreement on substantially similar terms as the initial Clearing Agreement with an initial term of January 2, 1999 to June 30, 2000. The Clearing Agreement renews automatically for one-year terms and is subject to termination at any time by either party on 180 days' written notice or upon default by the other party.

    W&D Securities, Inc., a subsidiary of Jefferies, performed certain execution services for us on the New York Stock Exchange and other exchanges. The costs of these execution services were $5.0 million, $13.6 million and $10.8 million prior to the spin-off in 1999, 1998 and 1997, respectively, and were primarily included in transaction processing expense. W&D Securities, Inc. and ITG Inc. entered into a new execution agreement with an initial term of January 1, 1999 to June 30, 2000. Also, included in revenues, are licensing and consulting fees paid by W&D Securities, Inc. amounting to $50,000, $165,000 and $150,000 prior to the spin-off in 1999, 1998 and 1997, respectively.

    Included in other general and administrative expenses are fees paid to Jefferies International Limited of $35,000, $767,000 and $330,000 prior to the spin-off in 1999, 1998 and 1997, respectively, for various broker and administrative services.

    Jefferies & Company has executed trades in an agency capacity for certain of its customers using our services. Commission fees of $0.8 million, $4.8 million and $3.1 million prior to the spin-off in 1999, 1998 and 1997, respectively, and are included in our revenues.

    Pursuant to a software license agreement between Investment Technology Group International Limited ("ITGIL") and Investment Technology Group SG Limited ("ITG SG"), ITGIL invoiced ITG SG $1.7 million and $2.2 million in 1999 and 1998, respectively, for development services.

    In 1999, ITG Inc. entered into a service agreement with our affiliates, Investment Technology Group Limited and ITG Australia Ltd., under which
ITG Inc. provides introductory brokerage and related services. Fees for these services are included in revenues and amounted to $846,000 and $134,000, respectively.

    In 1999, we received royalty revenue from our affiliates, ITG
Australia Ltd. and ITG SG in the amount of $14,000 and $389,000, respectively, pursuant to software license agreements.

    Transactions with affiliates are provided at arms length and are settled in the normal course of business by ITG Inc. Throughout the Notes to Consolidated Financial Statements there are other related party transactions (see Notes 7 and 16).

(9) OFF BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counter party or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counter party and customer.

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

    At December 31, 1999, ITG Inc. had net capital of $39.3 million, which was $39.1 million in excess of required net capital.

(11) STOCK OPTIONS PLAN

    At December 31, 1999, we had a non-compensatory stock option plan. All reported amounts prior to April 27, 1999 have been retroactively restated to reflect our spin-off from Jefferies Group.

    Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), non-compensatory options to purchase 5,932,000 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging from May 1997 to June 2009. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

    In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors' Plan. The Non-Employee Directors' Plan generally provides for an annual grant to each non-employee director of an option to purchase 4,094 shares of Common Stock. In addition, the Non-Employee Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 16,376 shares of Common Stock. Stock options granted under the Non-Employee Directors' Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options become exercisable three months after the date of grant. Stock options granted under the Non-Employee Directors' Plan expire five years after the date of grant. A total of 204,700 shares of Common Stock are reserved and available for issuance under the Non-Employee Directors' Plan.

    We apply APB Opinion No. 25 and related Interpretations in accounting for our non-compensatory stock option plans. Accordingly, no compensation costs have been recognized for our stock option plan. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                             1999       1998       1997
                                                           --------   --------   --------
Net income..................................  As reported  $45,426    $43,394    $26,917
                                              Pro forma    $43,482    $41,713    $23,375
Basic net earnings per share of common
  stock.....................................  As reported  $  1.48    $  1.48    $  0.93
                                              Pro forma    $  1.42    $  1.42    $  0.81
Diluted earnings per share common stock.....  As reported  $  1.42    $  1.41    $  0.89
                                              Pro forma    $  1.36    $  1.36    $  0.77

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option valuation model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: zero dividend yield for all years; risk free interest rates of 5.3, 5.5, and 6.6 percent, respectively; expected volatility of 50, 45, and 54 percent, respectively; and expected lives of five, seven, and five years, respectively.

    A summary of the status of our stock option plan as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

                                                   1999                    1998                   1997
                                           ---------------------   --------------------   --------------------
                                                        WEIGHTED               WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE                AVERAGE
                                                        EXERCISE               EXERCISE               EXERCISE
FIXED OPTIONS                                SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------------                              ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........   4,729,565    $ 9.90    5,663,178    $ 9.54    3,784,593    $ 7.30
Granted..................................   1,264,977     36.13       36,846     18.04    2,033,743     13.61
Exercised................................  (2,486,909)    10.40     (930,669)     7.90     (154,342)     7.94
Forfeited................................      (5,294)    11.90      (39,790)    12.47         (816)     7.94
                                           ----------              ---------              ---------
Outstanding at end of year...............   3,502,339     19.01    4,729,565      9.90    5,663,178      9.54
                                           ==========              =========              =========
Options exercisable at year-end..........   2,105,982      9.38    4,458,012      9.63    2,846,025      9.31
Weighted average fair value per share of
  options granted during the year........  $    18.09              $    9.57              $    6.57

    The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                          OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                 --------------------------------------   -----------------------
                                                    NUMBER        WEIGHTED                   NUMBER
                                                 OUTSTANDING      AVERAGE      WEIGHTED   EXERCISABLE    WEIGHTED
                                                      AT         REMAINING     AVERAGE         AT        AVERAGE
                                                 DECEMBER 31,   CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                             1999       LIFE (YEARS)    PRICE         1999        PRICE
------------------------                         ------------   ------------   --------   ------------   --------
$ 4.58   9.00..................................   1,308,717         0.9         $ 6.20     1,308,717      $ 6.20
  9.01   15.00.................................     776,458         2.3          13.11       696,389       13.19
 15.01   20.00.................................     152,187         7.2          17.07        68,124       16.99
 20.01   31.00.................................     174,725         5.3          24.37            --          --
 31.01   42.13.................................   1,090,252         4.4          38.01        32,752       39.32
                                                  ---------                                ---------
$ 4.58   42.13.................................   3,502,339         2.8          19.01     2,105,982        9.38
                                                  =========                                =========

    During 1999, we granted 100,247 units representing restricted stock awards under our Stock Unit Award deferred compensation plan. During 1998, we granted 190,467 units representing restricted stock awards under our Stock Unit Award deferred compensation plan. See Note 7--EMPLOYEE BENEFIT PLANS. Although the 1994 Plan allows for the granting of performance-based stock options, no such options were granted during 1999, 1998 and 1997 and no such options were outstanding at December 31, 1999, 1998 and 1997.

    Restricted stock of 38,641 shares was granted in 1997 as part of the settlement of our equity investment in The LongView Group. The restriction period was for one year.

    In 1997, we granted to Scott P. Mason, our then President and CEO, a non-qualified stock option to acquire 1,637,601 shares of Common Stock, having an exercise price of $13.54. During 1997, 655,040 of these options became exercisable. Upon Mr. Mason's death in 1998, the remaining 982,561 options were deemed by the board to be exercisable. The effects of such decision resulted in additional compensation expense of $2.8 million at December 31, 1998. The options expire in September 2000.

(12) INTEREST EXPENSE

    Included in other general and administrative expenses is interest expense of $58,000, $20,000 and $146,000 for 1999, 1998 and 1997, respectively.

(13) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 1999 and 1998 consisted of the following;

                                                                1999           1998
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Accounts payable and accrued expenses.......................  $12,334        $ 8,633
Deferred compensation.......................................    9,424          3,801
Deferred options............................................    2,280          2,778
Accrued soft dollar expenses................................    6,688          6,692
Accrued rent expense........................................    2,733          2,445
                                                              -------        -------
  Total.....................................................  $33,459        $24,349
                                                              =======        =======

(14) LEASE COMMITMENTS

    We entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2013. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $3.5 million, $3.2 million and $2.6 million, respectively. Minimum future rentals under non-cancelable operating leases follow (dollars in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $ 4,279
2001........................................................    4,384
2002........................................................    4,608
2003........................................................    4,685
2004........................................................    4,582
Thereafter..................................................   30,343
                                                              -------
  Total.....................................................  $52,881
                                                              =======

(15) EARNINGS PER SHARE

    Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding adjusted to reflect our spin-off from Jefferies Group. The average number of outstanding shares for the years ended December 31, 1999, 1998 and 1997 were 30.7 million, 29.3 million and
29.0 million, respectively.

    The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 1999, 1998 and 1997.

                                                             1999       1998       1997
                                                           --------   --------   --------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Net income for basic and diluted earnings per share......  $45,426    $43,394    $26,917
                                                           =======    =======    =======
Shares of common stock and common stock equivalents:
  Average number of common shares........................   30,691     29,302     29,004
                                                           -------    -------    -------
  Average shares used in basic computation...............   30,691     29,302     29,004
  Effect of dilutive securities--options.................    1,256      1,473      1,215
                                                           -------    -------    -------
  Average shares used in diluted computation.............   31,947     30,775     30,219
                                                           =======    =======    =======
Earnings per share:
  Basic..................................................  $  1.48    $  1.48    $  0.93
                                                           =======    =======    =======
  Diluted................................................  $  1.42    $  1.41    $  0.89
                                                           =======    =======    =======

(16) COMMITMENTS AND CONTINGENCIES

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

    In February 1999, we became aware of patents purportedly owned by Belzberg Financial Markets & News International Inc. and Sydney Belzberg, an officer of that company (the "Belzberg Patents"). One or more of the Belzberg Patents may relate to the devices, means and/or methods that we and/or customers, licensees or joint venture partners use in the conduct of business. On March 5, 1999, a Canadian licensee of some of our technology, received a letter asserting that the licensee was infringing one of the Belzberg Patents. The licensee has denied the claims of infringement and has asserted that the Belzberg Patent at issue is invalid or unenforceable. Under certain conditions, we may have a duty to defend or indemnify the licensee for any costs or damages arising out of an infringing use of the technology we have licensed to them. We are monitoring the matter and may participate in any challenge to the Belzberg Patent the licensee may make.

    We are unaware of any actual claims of patent infringement leveled against us or any of our customers or joint venture partners by any of the title owners of the Belzberg Patents. Based upon our review to date we believe that any such claims arising out of the Belzberg Patents would be without merit and we would vigorously defend any such claim, including, if warranted, initiating legal proceedings. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that any potential claim would be resolved favorably to us or that it would not have a material adverse affect on us. We will monitor the Belzberg Patent situation and take action accordingly.

    We may continue to be liable for certain liabilities of our former parent, Jefferies Group, despite the express assignment of such liabilities to, and the express assumption of such liabilities by, New Jefferies. Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement executed in connection with the spin-off, New Jefferies will be obligated to indemnify us for liabilities related to our former parent and its subsidiaries, but not for our liabilities. Under those agreements, we will be obligated to indemnify New Jefferies for liabilities related to our Company. Our ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

    At December 31, 1999, we had outstanding capital contribution commitments to a limited partnership in the amount of $1,500,000.

    Until March 31, 1999, we had an intercompany borrowing agreement with Jefferies Group permitting the Company to borrow up to $15.0 million. No amounts have ever been borrowed under that agreement. In 1998, we established a $2 million credit line with a bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia. The lender charges us interest at the Federal Funds rate plus 1%. We lend amounts borrowed to ITG Australia and charge interest at the Federal Funds rate plus 2%. At
December 31, 1999 and 1998, no amounts were outstanding under this bank credit line.

(17) SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

    The following tables set forth certain unaudited financial data for our quarterly operations in 1999, 1998 and 1997. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                       INVESTMENT TECHNOLOGY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                           YEAR ENDED DECEMBER 31, 1999                YEAR ENDED DECEMBER 31, 1998
                                     -----------------------------------------   -----------------------------------------
                                      FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenue......................  $68,540    $54,564    $56,312    $52,628    $62,216    $57,697    $50,905    $41,387
Expenses:
  Compensation and employee
    benefits.......................   14,400     11,402     13,667     12,248     14,500     14,152     12,225     10,585
  Transaction processing...........    9,248      7,677      7,821      7,536      7,639      6,917      6,710      5,654
  Software royalties...............    4,742      4,083      4,274      3,752      4,072      4,416      3,774      2,985
  Occupancy and equipment..........    3,685      3,201      3,296      3,113      3,195      3,071      2,823      2,797
  Telecommunications and data
    processing services............    2,423      2,701      2,384      1,920      1,853      2,179      2,325      1,781
  Net (gain) loss on long-term
    investments....................    1,184        275        329        886      1,749     (3,632)     1,085      1,002
  Spin-off costs...................     (158)       (85)     4,505      2,254        832        479        374        251
  Other general and
    administrative.................    4,834      4,170      3,734      3,682      4,889      4,384      2,922      3,282
                                     -------    -------    -------    -------    -------    -------    -------    -------
Total expenses.....................   40,358     33,424     40,010     35,391     38,729     31,966     32,238     28,337
                                     -------    -------    -------    -------    -------    -------    -------    -------
Income before income tax expense...   28,182     21,140     16,302     17,237     23,487     25,731     18,667     13,050
Income tax expense.................   10,610     10,039      7,908      8,878     11,267     11,847      8,739      5,688
                                     -------    -------    -------    -------    -------    -------    -------    -------
Net income.........................  $17,572    $11,101    $ 8,394    $ 8,359    $12,220    $13,884    $ 9,928    $ 7,362
                                     =======    =======    =======    =======    =======    =======    =======    =======
Basic net earnings per share of
  common stock.....................  $  0.57    $  0.35    $  0.27    $  0.28    $  0.41    $  0.47    $  0.34    $  0.25
                                     =======    =======    =======    =======    =======    =======    =======    =======
Diluted net earnings per share of
  common stock.....................  $  0.56    $  0.34    $  0.26    $  0.26    $  0.39    $  0.45    $  0.32    $  0.24
                                     =======    =======    =======    =======    =======    =======    =======    =======
Basic weighed average shares
  outstanding......................   30,681     31,685     30,670     29,707     29,491     29,389     29,246     29,091
                                     =======    =======    =======    =======    =======    =======    =======    =======
Diluted weighted average shares and
  common stock equivalents
  outstanding......................   31,528     32,665     32,040     31,563     31,061     30,688     30,647     30,560
                                     =======    =======    =======    =======    =======    =======    =======    =======

                                           YEAR ENDED DECEMBER 31, 1997
                                     -----------------------------------------
                                      FOURTH     THIRD      SECOND     FIRST
                                     QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenue......................  $36,272    $33,437    $36,679    $30,654
Expenses:
  Compensation and employee
    benefits.......................    8,999      7,599      7,007      6,874
  Transaction processing...........    5,718      5,110      5,682      4,903
  Software royalties...............    2,579      2,306      2,581      2,382
  Occupancy and equipment..........    2,814      2,521      2,010      1,859
  Telecommunications and data
    processing services............    1,988      1,504      2,156        957
  Net (gain) loss on long-term
    investments....................      297         --         --         --
  Spin-off costs...................       --         --         --         --
  Other general and
    administrative.................    3,229      3,071      3,318      2,318
                                     -------    -------    -------    -------
Total expenses.....................   25,624     22,111     22,754     19,293
                                     -------    -------    -------    -------
Income before income tax expense...   10,648     11,326     13,925     11,361
Income tax expense.................    4,739      4,857      5,917      4,830
                                     -------    -------    -------    -------
Net income.........................  $ 5,909    $ 6,469    $ 8,008    $ 6,531
                                     =======    =======    =======    =======
Basic net earnings per share of
  common stock.....................  $  0.20    $  0.22    $  0.28    $  0.22
                                     =======    =======    =======    =======
Diluted net earnings per share of
  common stock.....................  $  0.19    $  0.21    $  0.27    $  0.22
                                     =======    =======    =======    =======
Basic weighed average shares
  outstanding......................   29,019     28,949     28,923     29,124
                                     =======    =======    =======    =======
Diluted weighted average shares and
  common stock equivalents
  outstanding......................   30,485     30,481     29,839     30,009
                                     =======    =======    =======    =======

    Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year. Earnings per share information prior to the second quarter of 1999 has been retroactively restated to reflect our spin-off from Jefferies Group, Inc., and earnings per share information prior to the fourth quarter of 1997 has been retroactively restated to conform with Statement of Financial Accounting Standards No. 128, Earnings per Share.

                       INVESTMENT TECHNOLOGY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                           YEAR ENDED DECEMBER 31, 1999                YEAR ENDED DECEMBER 31, 1998
                                     -----------------------------------------   -----------------------------------------
                                      FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                              (AS A PERCENTAGE OF TOTAL REVENUES)
Total Revenue......................   100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Expenses:
  Compensation and employee
    benefits.......................    21.0       20.9       24.3       23.3       23.3       24.5       24.0       25.6
  Transaction processing...........    13.5       14.1       13.9       14.3       12.3       12.0       13.2       13.7
  Software royalties...............     6.9        7.5        7.6        7.1        6.5        7.7        7.4        7.2
  Occupancy and equipment..........     5.4        5.9        5.9        5.9        5.1        5.3        5.5        6.8
  Telecommunications and data
    processing services............     3.5        5.0        4.2        3.6        3.0        3.8        4.6        4.3
  Net (gain) loss on investments...     1.7        0.5        0.6        1.7        2.8       (6.3)       2.1        2.4
  Spin-off costs...................    (0.2)      (0.2)       8.0        4.3        1.3        0.8        0.7        0.6
  Other general and
    administrative.................     7.1        7.6        6.6        7.0        7.9        7.6        5.8        7.9
                                      -----      -----      -----      -----      -----      -----      -----      -----
    Total expenses.................    58.9       61.3       71.1       67.2       62.2       55.4       63.3       68.5
                                      -----      -----      -----      -----      -----      -----      -----      -----
Income before income tax expense...    41.1       38.7       28.9       32.8       37.8       44.6       36.7       31.5
Income tax expense.................    15.5       18.4       14.0       16.9       18.1       20.5       17.2       13.7
                                      -----      -----      -----      -----      -----      -----      -----      -----
Net income.........................    25.6%      20.3%      14.9%      15.9%      19.7%      24.1%      19.5%      17.8%
                                      =====      =====      =====      =====      =====      =====      =====      =====

                                           YEAR ENDED DECEMBER 31, 1997
                                     -----------------------------------------
                                      FOURTH     THIRD      SECOND     FIRST
                                     QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------
                                        (AS A PERCENTAGE OF TOTAL REVENUES)
Total Revenue......................   100.0%     100.0%     100.0%     100.0%
Expenses:
  Compensation and employee
    benefits.......................    24.8       22.7       19.1       22.4
  Transaction processing...........    15.8       15.3       15.5       16.0
  Software royalties...............     7.1        6.9        7.0        7.8
  Occupancy and equipment..........     7.8        7.5        5.5        6.1
  Telecommunications and data
    processing services............     5.5        4.5        5.9        3.1
  Net (gain) loss on investments...     0.8        0.0        0.0        0.0
  Spin-off costs...................     0.0        0.0        0.0        0.0
  Other general and
    administrative.................     8.9        9.2        9.1        7.6
                                      -----      -----      -----      -----
    Total expenses.................    70.7       66.1       62.1       63.0
                                      -----      -----      -----      -----
Income before income tax expense...    29.3       33.9       37.9       37.0
Income tax expense.................    13.0       14.5       16.1       15.7
                                      -----      -----      -----      -----
Net income.........................    16.3%      19.4%      21.8%      21.3%
                                      =====      =====      =====      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants reportable herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)Financial Statements

    Included in Part II of this report:

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     26
Consolidated Statements of Financial Condition..............     27
Consolidated Statements of Income...........................     28
Consolidated Statements of Changes in Stockholders'
  Equity....................................................     29
Consolidated Statements of Cash Flows.......................     30
Notes to Consolidated Financial Statements..................     31

------------------------

    (a)(2)Schedules

    Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

    (a)(3)Exhibits

      EXHIBITS
       NUMBER                                   DESCRIPTION
---------------------                           -----------
             2.1        Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group, Inc. and the Company
                        (incorporated by reference to Exhibit 2.1 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

             2.2 Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and JEF Holding Company, Inc.
                        (incorporated by reference to Exhibit 2.2 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

             3.1*       Certificate of Incorporation of the Company.

             3.2*       By-laws of the Company.

             4.1*       Form of Certificate for Common Stock of the Company.

            10.1        Joint Venture Agreement, dated October 1, 1987, between
                        Jefferies & Company, Inc. and BARRA, Inc. (formerly Barr
                        Rosenberg Associates, Inc.) (incorporated by reference to
                        Exhibit 10.1.1 to Registration Statement Number 33-76474 on
                        Form S-1 as declared effective by the Securities and
                        Exchange Commission on May 4, 1994 (the "Registration
                        Statement")).

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

      EXHIBITS
       NUMBER                                   DESCRIPTION
---------------------                           -----------
            10.1.4      Joint Venture Agreement, dated as of November 17, 1998, by and among Investment Technology Group International Limited,
                        Societe Generale, Investment Technology Group SG Limited,
                        Investment Technology Group Limited and Investment
                        Technology Group Europe Limited (incorporated by reference to Exhibit 10.1.4 to the Annual Report on Form 10-K for the
                        year ended December 31, 1998).

            10.2        Service Agreement, dated March 15, 1994, by and between
                        Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to Registration Statement).

            10.2.1      Amendment No. 1 to Service Agreement, dated as of January 1,
                        1999, by and between Jefferies & Company, Inc. and ITG Inc.
                        (incorporated by reference to Exhibit 10.2.1 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

            10.2.2      Execution Agreement, dated as of January 1, 1999, by and
                        between W & D Securities, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to the Annual Report on Form
                        10-K for the year ended December 31, 1998).

            10.2.3      Fully Disclosed Clearing Agreement, dated as of January 1,
                        1999, by and between Jefferies & Company, Inc. and ITG Inc.
                        (incorporated by reference to Exhibit 10.2.3 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

            10.2.4      Benefits Agreement, dated as of March 17, 1999, by and
                        between Jefferies Group, Inc. and JEF Holding Company, Inc.
                        (incorporated by reference to Exhibit 10.2.4 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

            10.2.5      Amended and Restated Tax Sharing Agreement, dated as of
                        March 17, 1999, by and among Jefferies Group, Inc., JEF
                        Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.5 to the Annual Report on Form
                        10-K for the year ended December 31, 1998).

            10.2.6      Tax Sharing and Indemnification Agreement, dated as of March
                        17, 1999, by and among Jefferies Group, Inc., JEF Holding
                        Company, Inc. and the Company (incorporated by reference to
                        Exhibit 10.2.6 to the Annual Report on Form 10-K for the
                        year ended December 31, 1998).

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

            10.3.2      Amendment to Form of Employment Agreement between the
                        Company, ITG Inc. and Senior Vice Presidents Electing to
                        Reprice Stock Options (incorporated by reference to Exhibit
                        10.3.4A to the Annual Report on Form 10-K for the year ended
                        December 31, 1996).

            10.4        Amended and Restated 1994 Stock Option and Long-Term
                        Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).

            10.4.1 Non-Employee Directors' Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy
                        Statement).

            10.4.2      Form of Stock Option Agreement between the Company and
                        certain employees of the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      EXHIBITS
       NUMBER                                   DESCRIPTION
---------------------                           -----------
            10.4.3*     Amended Form of Stock Option Agreement between the Company and certain employees of the Company.

            10.4.4 Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit B to the 1997 Annual Meeting Proxy
                        Statement).

            10.4.5      Employee Stock Purchase Plan (incorporated by reference to
                        Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).

            10.4.6      1998 Amended and Restated Stock Unit Award Program
                        (incorporated by reference to Exhibit 10.4.6 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

            10.4.7*     Investment Technology Group, Inc. Deferred Compensation
                        Plan, dated as of January 1, 1999.

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

            10.5.2 Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited Partnership and the Company
                        (incorporated by reference to Exhibit 10.5.2 to the Annual
                        Report on Form 10-K for the year ended December 31, 1997).

            10.5.3*     Third Amendment to Lease, dated as of March 13, 1998 between
                        Arden Realty Finance Partnership, L.P. and the Company.

            10.5.4* Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the
                        Company.

            10.5.5*     Lease, dated as of February 29, 2000 between Arden Realty
                        Finance IV, L.L.C. and the Company.

            10.5.6      Lease, dated October 4, 1996, between Spartan Madison Corp.
                        and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended
                        December 31, 1997).

            10.5.7      First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form
                        10-K for the year ended December 31, 1997).

            10.5.8      Second Supplemental Agreement, dated as of November 25,
                        1997, between Spartan Madison Corp. and the Company
                        (incorporated by reference to Exhibit 10.5.5 to the Annual
                        Report on Form 10-K for the year ended December 31, 1997).

            10.5.9*     Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company.

            10.5.10     Lease dated March 10, 1995, between Boston Wharf Co. and the
                        Company. (incorporated by reference to Exhibit 10.5.6 to the
                        Annual Report on Form 10-K for the year ended December 31,
                        1997).

      EXHIBITS
       NUMBER                                   DESCRIPTION
---------------------                           -----------
            10.6*       Form of QuantEX Software and Hardware License Agreement.

           21*          Subsidiaries of Company.

           23*          Consent of KPMG LLP

            27.1*       Financial Data Schedule.

            27.2*       Restated Financial Data Schedule

            27.3*       Restated Financial Data Schedule

            27.4*       Restated Financial Data Schedule

            27.5*       Restated Financial Data Schedule

            27.6*       Restated Financial Data Schedule

------------------------

    * Filed herewith

(b) Reports on Form 8-K.

    None.

(c) Index to Exhibits

    See list of exhibits at Item 14(a)(3) above and exhibits following.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       INVESTMENT TECHNOLOGY GROUP , INC.

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

Dated: March 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
             /s/ RAYMOND L. KILLIAN, JR.               Chairman of the Board, Chief
     -------------------------------------------         Executive Officer President   March 28, 2000
               Raymond L. Killian, Jr.                   and Director

               /s/ HOWARD C. NAPHTALI                  Managing Director and Chief
     -------------------------------------------         Financial Officer (Principal  March 28, 2000
                 Howard C. Naphtali                      Financial Officer)

                  /s/ ANGELO BULONE                    Vice President and Controller
     -------------------------------------------         (Principal Accounting         March 28, 2000
                    Angelo Bulone                        Officer)

                 /s/ FRANK E. BAXTER                   Director
     -------------------------------------------                                       March 28, 2000
                   Frank E. Baxter

                /s/ NEAL S. GARONZIK                   Director
     -------------------------------------------                                       March 28, 2000
                  Neal S. Garonzik

                /s/ WILLIAM I JACOBS                   Director
     -------------------------------------------                                       March 28, 2000
                  William I Jacobs

                 /s/ ROBERT L. KING                    Director
     -------------------------------------------                                       March 28, 2000
                   Robert L. King

                 /s/ MARK A. WOLFSON                   Director
     -------------------------------------------                                       March 28, 2000
                   Mark A. Wolfson

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
      EXHIBITS                                                                          NUMBERED
       NUMBER                                   DESCRIPTION                               PAGE
---------------------                           -----------                           ------------
       2.1              Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group, Inc. and the Company
                        (incorporated by reference to Exhibit 2.1 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

       2.2 Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and JEF Holding Company, Inc.
                        (incorporated by reference to Exhibit 2.2 to the Annual
                        Report on Form 10-K for the year ended
                        December 31, 1998).

       3.1*             Certificate of Incorporation of the Company.

       3.2*             By-laws of the Company.

       4.1*             Form of Certificate for Common Stock of the Company.

      10.1              Joint Venture Agreement, dated October 1, 1987, between
                        Jefferies & Company, Inc. and BARRA, Inc. (formerly Barr
                        Rosenberg Associates, Inc.) (incorporated by reference to
                        Exhibit 10.1.1 to Registration Statement Number 33-76474 on
                        Form S-1 as declared effective by the Securities and
                        Exchange Commission on May 4, 1994 (the "Registration
                        Statement")).

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

      10.1.4            Joint Venture Agreement, dated as of November 17, 1998, by and among Investment Technology Group International Limited,
                        Societe Generale, Investment Technology Group SG Limited,
                        Investment Technology Group Limited and Investment
                        Technology Group Europe Limited (incorporated by reference to Exhibit 10.1.4 to the Annual Report on Form 10-K for the
                        year ended December 31, 1998).

      10.2              Service Agreement, dated March 15, 1994, by and between
                        Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to Registration Statement).

      10.2.1            Amendment No. 1 to Service Agreement, dated as of January 1,
                        1999, by and between Jefferies & Company, Inc. and ITG Inc.
                        (incorporated by reference to Exhibit 10.2.1 to the Annual
                        Report on Form 10-K for the year ended
                        December 31, 1998).

                                                                                      SEQUENTIALLY
      EXHIBITS                                                                          NUMBERED
       NUMBER                                   DESCRIPTION                               PAGE
---------------------                           -----------                           ------------
      10.2.2            Execution Agreement, dated as of January 1, 1999, by and
                        between W & D Securities, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to the Annual Report on Form
                        10-K for the year ended December 31, 1998).

      10.2.3            Fully Disclosed Clearing Agreement, dated as of January 1,
                        1999, by and between Jefferies & Company, Inc. and ITG Inc.
                        (incorporated by reference to Exhibit 10.2.3 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

      10.2.4            Benefits Agreement, dated as of March 17, 1999, by and
                        between Jefferies Group, Inc. and JEF Holding Company, Inc.
                        (incorporated by reference to Exhibit 10.2.4 to the Annual
                        Report on Form 10-K for the year ended
                        December 31, 1998).

      10.2.5            Amended and Restated Tax Sharing Agreement, dated as of
                        March 17, 1999, by and among Jefferies Group, Inc., JEF
                        Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.5 to the Annual Report on Form
                        10-K for the year ended December 31, 1998).

      10.2.6            Tax Sharing and Indemnification Agreement, dated as of March
                        17, 1999, by and among Jefferies Group, Inc., JEF Holding
                        Company, Inc. and the Company (incorporated by reference to
                        Exhibit 10.2.6 to the Annual Report on Form 10-K for the
                        year ended December 31, 1998).

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

      10.3.2            Amendment to Form of Employment Agreement between the
                        Company, ITG Inc. and Senior Vice Presidents Electing to
                        Reprice Stock Options (incorporated by reference to Exhibit
                        10.3.4A to the Annual Report on Form 10-K for the year ended
                        December 31, 1996).

      10.4              Amended and Restated 1994 Stock Option and Long-Term
                        Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).

      10.4.1 Non-Employee Directors' Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy
                        Statement).

      10.4.2            Form of Stock Option Agreement between the Company and
                        certain employees of the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).

      10.4.3* Amended Form of Stock Option Agreement between the Company and certain employees of the Company.

      10.4.4 Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit B to the 1997 Annual Meeting Proxy
                        Statement).

                                                                                      SEQUENTIALLY
      EXHIBITS                                                                          NUMBERED
       NUMBER                                   DESCRIPTION                               PAGE
---------------------                           -----------                           ------------
      10.4.5            Employee Stock Purchase Plan (incorporated by reference to
                        Exhibit 10.3.1A to the Annual Report on Form 10-K for the
                        year ended December 31, 1997).

      10.4.6            1998 Amended and Restated Stock Unit Award Program
                        (incorporated by reference to Exhibit 10.4.6 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).

      10.4.7*           Investment Technology Group, Inc. Deferred Compensation
                        Plan, dated as of January 1, 1999.

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

      10.5.2 Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited Partnership and the Company
                        (incorporated by reference to Exhibit 10.5.2 to the Annual
                        Report on Form 10-K for the year ended
                        December 31, 1997).

      10.5.3*           Third Amendment to Lease, dated as of March 13, 1998 between
                        Arden Realty Finance Partnership, L.P. and the Company.

      10.5.4* Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the
                        Company.

      10.5.5*           Lease, dated as of February 29, 2000 between Arden Realty
                        Finance IV, L.L.C. and the Company.

      10.5.6            Lease, dated October 4, 1996, between Spartan Madison Corp.
                        and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended
                        December 31, 1997).

      10.5.7            First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form
                        10-K for the year ended December 31, 1997).

      10.5.8            Second Supplemental Agreement, dated as of November 25,
                        1997, between Spartan Madison Corp. and the Company
                        (incorporated by reference to Exhibit 10.5.5 to the Annual
                        Report on Form 10-K for the year ended December 31, 1997).

      10.5.9*           Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company.

      10.5.10           Lease dated March 10, 1995, between Boston Wharf Co. and the
                        Company. (incorporated by reference to Exhibit 10.5.6 to the
                        Annual Report on Form 10-K for the year ended December 31,
                        1997).

      10.6*             Form of QuantEX Software and Hardware License Agreement.

                                                                                      SEQUENTIALLY
      EXHIBITS                                                                          NUMBERED
       NUMBER                                   DESCRIPTION                               PAGE
---------------------                           -----------                           ------------
      21*               Subsidiaries of Company.

      23*               Consent of KPMG LLP.

      27.1*             Financial Data Schedule.

      27.2*             Restated Financial Data Schedule.

      27.3*             Restated Financial Data Schedule.

      27.4*             Restated Financial Data Schedule.

      27.5*             Restated Financial Data Schedule.

      27.6*             Restated Financial Data Schedule.

------------------------

* Filed herewith