Form 10-Q
period 2000-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2000-05-12
CIK 920424

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

  For the quarterly period ended           Commission file number:
          March 31, 2000                           0 - 23644

                     INVESTMENT TECHNOLOGY GROUP, INC.
         (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                              95 - 2848406
----------------------------------------  ---------------------------
   (State or Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization)             Identification No.)


 380 Madison Avenue, New York, New York         (212) 588 - 4000
----------------------------------------  -------------------------------
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

As of May 12, 2000, the Registrant had 30,965,015 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition:
                  March 31, 2000 (unaudited) and December 31, 1999.................. 4

              Consolidated Statements of Income (unaudited):
                  Three Months Ended March 31, 2000 and March 26, 1999.............. 5

              Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                  Three Months Ended March 31, 2000................................. 6

              Consolidated Statements of Cash Flows (unaudited):
                  Three Months Ended March 31, 2000 and March 26, 1999.............. 7

              Condensed Notes to Consolidated Financial Statements (unaudited)...... 8


Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................. 11




                           PART II. - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders................... 15
Item 5.       Other Information..................................................... 15
Item 6.       Exhibits and Reports on Form 8-K...................................... 15

              Signatures............................................................ 16


QUANTEX IS A REGISTERED TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC. POSIT IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE.
SMARTSERVER IS A SERVICE MARK OF INVESTMENT TECHNOLOGY GROUP, INC.
TCA IS A TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.
ACE IS A TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained throughout this Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, market volatility, changes in the regulatory environment, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, as well as general economic and business conditions; securities, credit and financial market conditions; adverse changes or volatility in interest rates.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I.   -   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                      MARCH 31,                 DECEMBER 31,
                                                                        2000                        1999
                                                                 -------------------          -------------------
                                                                     (UNAUDITED)
ASSETS

Cash and cash equivalents....................................... $           90,876           $           53,081
Securities owned, at fair value.................................             47,994                       43,612
Receivables from brokers, dealers and other, net................             31,256                       19,181
Investments in limited partnerships.............................             15,272                       13,922
Securities, available-for-sale, at fair value...................              2,241                        2,023
Premises and equipment..........................................             21,964                       20,229
Capitalized software............................................              5,487                        5,629
Goodwill........................................................                686                          824
Deferred taxes..................................................             13,197                       13,324
Other assets....................................................              8,978                        7,663
                                                                 -----------------            ------------------
Total assets.................................................... $          237,951           $          179,488
                                                                 ==================           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses........................... $           43,246           $           33,459
Payable to brokers, dealers and other...........................             11,017                        3,932
Software royalties payable......................................              4,894                        4,874
Securities sold, not yet purchased, at fair value...............              8,281                        5,861
Income taxes payable............................................             17,510                       15,710
                                                                 -------------------          -------------------
Total liabilities...............................................             84,948                       63,836
                                                                 -------------------          -------------------

STOCKHOLDERS' EQUITY:

   Preferred stock, par value $0.01; shares authorized:
      1,000,000; shares issued: none............................               --                           --
   Common stock, par value $0.01; shares authorized:
      100,000,000; shares issued: 33,207,241 and 32,179,106
      at March 31, 2000 and
      December 31, 1999.........................................                332                          322
   Additional paid-in capital...................................            119,612                       96,534
   Retained earnings............................................             91,631                       75,727
   Common stock held in treasury, at cost; shares: 2,262,721
      and 2,213,721 at March 31, 2000 and December 31, 1999.....            (59,815)                     (58,052)

   Accumulated other comprehensive income (loss):
      Currency translation adjustment...........................                  (6)                         (7)
      Unrealized gain on securities, available-for-sale,
      net of tax................................................               1,249                       1,128
                                                                 -------------------          ------------------
   Total stockholders' equity...................................             153,003                     115,652
                                                                 -------------------          ------------------
Total liabilities and stockholders' equity                       $           237,951          $          179,488
                                                                 ===================          ==================

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                   ---------------------------------------
                                                                       MARCH 31,           MARCH 26,
                                                                         2000                1999
                                                                   -------------------- ------------------
REVENUES:
     Commissions:
       POSIT..............................................         $       38,102       $       28,747
       Electronic trading desk............................                 17,367               10,601
       Client.............................................                 18,576               12,688
     Other................................................                  1,567                  592
                                                                   -------------------- ------------------
         Total revenues...................................                 75,612               52,628
                                                                   -------------------- ------------------

EXPENSES:
     Compensation and employee benefits...................                 18,440               12,248
     Transaction processing...............................                 10,709                7,536
     Software royalties...................................                  4,988                3,752
     Occupancy and equipment..............................                  3,896                3,113
     Telecommunications and data processing services......                  3,033                1,920
     Net loss on long-term investments ...................                    782                  886
     Spin-off costs ......................................                      -                2,254
     Other general and administrative.....................                  5,158                3,682
                                                                   -------------------- ------------------
         Total expenses...................................                 47,006               35,391
                                                                   -------------------- ------------------
Income before income tax expense..........................                 28,606               17,237
Income tax expense........................................                 12,702                8,878
                                                                   -------------------- ------------------
Net income................................................         $       15,904       $        8,359
                                                                   ==================== ==================
Basic net earnings per share of common stock..............         $         0.52       $         0.28
                                                                   ==================== ==================
Diluted net earnings per share of common stock............         $         0.51       $         0.26
                                                                   ==================== ==================
Basic weighted average shares outstanding.................                 30,495               29,707
                                                                   ==================== ==================
Diluted weighted average shares and common stock
      equivalents outstanding.............................                 31,244               31,563
                                                                   ==================== ==================

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        Common
                                                                Additional               Stock     Accumulated      Total
                                            Preferred   Common   Paid-in    Retained    Held in   Comprehensive  Stockholders'
                                              Stock     Stock    Capital    Earnings    Treasury     Income         Equity
                                            --------- --------- ----------  ---------  ---------- -------------  -------------
Balance at December 31, 1999................ $    --   $   322   $ 96,534   $  75,727   $(58,052)  $   1,121     $    115,652
Purchase of common stock for treasury
   (49,000 shares)..........................      --        --         --          --     (1,763)         --           (1,763)
Issuance of common stock in connection
   with the employee stock option plan
   (1,007,710 shares).......................      --        10     22,474          --         --          --           22,484
Issuance of common stock in connection
   with the employee stock purchase plan
   (20,429 shares)..........................      --        --        604          --         --          --             604

Comprehensive income:
   Net income...............................      --        --         --      15,904         --          --          15,904
   Other comprehensive income:
     Currency translation adjustment........      --        --         --          --         --           1               1
     Unrealized holding gain on securities
      available-for-sale, net of tax ($97)..      --        --         --          --         --         121             121
                                                                                                                 -----------
                                                                                                                      16,026
                                            --------- --------- ----------  ---------  ---------- -------------  -------------
Comprehensive income........................ $    --  $    332  $ 119,612   $  91,631  $ (59,815) $    1,243     $   153,003
Balance at March 31, 2000................... $
                                            --------- --------- ----------  ---------  ---------- -------------  -------------
                                            --------- --------- ----------  ---------  ---------- -------------  -------------

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                     -------------------------------------------
                                                                                        MARCH 31, 2000         MARCH 26, 1999
                                                                                      ------------------  --------------------
Cash flows from operating activities:
Net income.......................................................................     $         15,904    $             8,359
Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense  ................................................                  30                    52
     Depreciation and amortization................................................               2,293                 3,238
     Undistributed loss of affiliates.............................................                 782                   861
     Provision for doubtful receivables...........................................                  80                    30
Decrease (increase) in operating assets:
    Securities owned, at fair value...............................................              (4,382)                7,850
    Receivables from brokers, dealers and other, net..............................             (12,155)                7,925
    Due from affiliates...........................................................                   -                   255
    Investments in limited partnerships...........................................                (600)                  (29)
    Other assets..................................................................                (566)                  (57)
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses.........................................               9,787                10,802
    Payable to brokers, dealers and other.........................................               7,085                   910
    Software royalties payable....................................................                  20                  (614)
    Securities sold, not yet purchased, at fair value.............................               2,420                  (139)
    Due to affiliates.............................................................                   -                  (946)
    Income taxes payable..........................................................               1,800                     7
                                                                                      ------------------  --------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES....................................              22,498                38,504
                                                                                      ------------------  --------------------
Cash flows from investing activities:
    Purchase of premises and equipment............................................              (3,278)               (1,778)
    Purchase of investment in limited partnership.................................                (750)                    -
    Investment in joint venture...................................................              (1,529)                 (637)
    Capitalization of software development costs..................................                (471)               (1,068)
                                                                                      ------------------  --------------------
     NET CASH USED IN INVESTING ACTIVITIES........................................              (6,028)               (3,483)
                                                                                      ------------------  --------------------

Cash flows from financing activities:
    Purchase of common stock for treasury.........................................              (1,763)                    -
    Issuance of common stock in connection with employee stock option plan........              23,088                 3,024
                                                                                      ------------------  --------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES....................................              21,325                 3,024
                                                                                      ------------------  --------------------
    Effect of foreign currency translation on cash and cash equivalents...........                   -                    73
    Net increase in cash and cash equivalents.....................................              37,795                38,118
Cash and cash equivalents - beginning of period...................................              53,081                77,518
                                                                                      ------------------  --------------------
Cash and cash equivalents - end of period.........................................    $         90,876    $          115,636
                                                                                      ==================  ====================
Supplemental cash flow information:
    Interest paid................................................................     $             41    $               28
                                                                                      ==================  ====================
    Income taxes paid ...........................................................     $            128    $                -
                                                                                      ==================  ====================
    Income taxes paid to affiliate...............................................     $              -    $            7,074
                                                                                      ==================  ====================

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc., a broker-dealer in equity securities, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, (3) ITG Australia Holdings Pty Limited, which is a 50% partner in ITG Pacific Holdings Pty Limited, (4) ITG Canada Corp., an institutional broker-dealer in Canada, and (5) Inference Group LLC, an internal asset management subsidiary. Our investments in the ITG Europe joint venture and ITG Pacific Holdings Pty Limited are accounted for using the equity method.

     We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker/dealers. Our products and services include: POSIT, an electronic stock crossing system; QuantEX, a Unix-based design-support, trade management and order routing system; SmartServers, which offer server-based implementation of trading strategies; Electronic Trading Desk, an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity; ITG Platform, a PC-based order routing and trade management system; ACE and TCA, a set of pre- and post-trade tools for systematically analyzing and lowering transaction costs; ITG/OPT, a computer-based equity portfolio selection system; and research, development, sales and consulting services to our clients.

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

     The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the results for the interim periods and should be read in conjunction with our 1999 annual report on Form 10-K.

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


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2000 and December 31, 1999 consisted of the following;

                                                                      MARCH 31,      DECEMBER 31,
                                                                        2000             1999
                                                                   ---------------- ---------------
                                                                         (DOLLARS IN THOUSANDS)
Accounts payable and accrued expenses.........................     $     14,480     $    11,754
Accrued compensation .........................................           7,337              580
Deferred compensation ........................................          10,242            9,424
Deferred options..............................................               -            2,280
Accrued soft dollars payable..................................           8,464            6,688
Accrued rent expense..........................................           2,723            2,733
                                                                   ---------------- ---------------
Total ........................................................     $     43,246     $    33,459
                                                                   ================ ===============

OTHER COMPREHENSIVE INCOME (LOSS)

     The following summarizes other comprehensive income (loss) as of March 31, 2000 (Dollars in thousands):

                                                                              TAX                 NET
                                                         PRE-TAX           (EXPENSE)             OF TAX
                                                         AMOUNT            OR BENEFIT            AMOUNT
                                                     ---------------- --------------------- -----------------
Currency translation adjustment..................... $     1          $       --            $          1
Unrealized holding gain on securities,
     available for sale.............................     218                 (97)                    121
                                                     ---------------- --------------------- -----------------
Other Comprehensive income.......................... $   219          $     (97)            $        122
                                                     ================ ===================== =================


                                                                          UNREALIZED
                                                                        HOLDING GAIN ON       ACCUMULATED
                                                        CURRENCY          SECURITIES,            OTHER
                                                       TRANSLATION    AVAILABLE FOR SALE,    COMPREHENSIVE
                                                       ADJUSTMENT          NET OF TAX        INCOME/(LOSS)
                                                     ---------------- --------------------- -----------------
Balance at December 31,1999......................... $       (7)      $         1,128       $       1,121
Change during period ended March 31, 2000...........          1                   121                 122
                                                     ---------------- -------------------- ------------------
Balance at March 31, 2000........................... $       (6)      $         1,249       $       1,243
                                                     ================ ===================== =================

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding. The diluted weighted average number of outstanding shares for the three months ended March 31, 2000 and March 26, 1999 was 31.2 million and 31.6 million, respectively.

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2000 and March 26, 1999.

                                                                           MARCH 31,           MARCH 26,
                                                                              2000               1999
                                                                        ---------------    ----------------
                                                                               (AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
Net income.........................................................     $    15,904           $    8,359
                                                                        ===============       =============
Shares of common stock and common stock equivalents:

     Average number of common shares used in basic computation...            30,495               29,707
     Effect of dilutive securities - options.......................             749                1,856
                                                                        ---------------       -------------
     Average number of common shares used in diluted computation.            31,244               31,563
                                                                        ===============       =============
Earnings per share:

     Basic.........................................................     $      0.52           $    0.28
                                                                        ===============       =============
     Diluted.......................................................     $      0.51           $    0.26
                                                                        ===============       =============

NET CAPITAL REQUIREMENT

         ITG Inc. is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

         At March 31, 2000, ITG Inc. had net capital of $67.9 million, which was $67.6 million in excess of required minimum net capital.

CONTINGENCIES

         In 1998, we received a "30-day letter" from the IRS proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. We believe that the tax benefits in question were taken properly and intend to vigorously contest the proposed adjustments. Based on the facts and circumstances known at this time, we are unable to predict when this matter will be resolved or the costs associated with its resolution.

         Our company may continue to be liable for certain liabilities of its former parent, Jefferies Group, despite the express assignment of such liabilities to, and the express assumption of such liabilities by, New Jefferies. Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement executed in connection with the spin-off, New Jefferies will be obligated to indemnify ITG for liabilities related to ITG's former parent and its subsidiaries, but not for liabilities related to the company. Under those agreements, ITG will be obligated to indemnify New Jefferies for liabilities related to our company. ITG's ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         At March 31, 2000 and December 31, 1999, we had outstanding capital contribution commitments to a limited partnership in the amount of $750,000 and $1,500,000, respectfully.

         In 1998, we established a $2 million credit line with a bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia. The lender charges us interest at the Federal Funds rate plus 1%. We lend amounts borrowed to ITG Australia and charge interest at the Federal Funds rate plus 2%. At March 31, 2000 and December 31, 1999, no amounts were outstanding under this bank credit line.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

REVENUES:

         We generate substantially all of our revenues from the following four products and services, each contributing to our single line of business:

--   POSIT: a confidential electronic stock crossing system;

--   Electronic Trading Desk:  an agency-only trading desk;

--   Front End Software;

     -- QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations; and

     -- ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

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

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EXPENSES:

         Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes amortization of goodwill and equity gain/loss on our ITG Europe and ITG Australia operations. Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of software and goodwill, legal, audit, tax, consulting and promotional expenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 26, 1999

     The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

                                                                       THREE MONTHS ENDED
                                                                 -------------------------------
                                                                   MARCH 31,       MARCH 26,
                                                                 --------------- ---------------
                                                                      2000            1999
                                                                 --------------- ---------------
Revenues:                                                            100.0%            100.0%
     Commissions
         POSIT............................................            50.4              54.6
         Electronic trading desk..........................            23.0              20.1
         Client...........................................            24.6              24.1
     Other................................................             2.0               1.2
Expenses:
     Compensation and employee benefits...................            24.4              23.3
     Transaction processing...............................            14.2              14.3
     Software royalties...................................             6.6               7.1
     Occupancy and equipment..............................             5.2               5.9
     Telecommunications and data processing services......             4.0               3.6
     Net loss on long-term investments ...................             1.0               1.7
     Spin-off costs ......................................             0.0               4.3
     Other general and administrative.....................             6.8               7.0
                                                                 --------------- ---------------
         Total expenses...................................            62.2              67.2
                                                                 --------------- ---------------

Income before income tax expense..........................            37.8              32.8
Income tax expense........................................            16.8              16.9
                                                                 --------------- ---------------
Net income................................................            21.0              15.9
                                                                 =============== ===============

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE:

         Basic net earnings per share for the three months ended March 31, 2000 ("First Quarter 2000") increased $0.24, or 86%, to $0.52 from $0.28 for the three months ended March 26, 1999 ("First Quarter 1999"). Diluted net earnings per share increased $0.25, or 96%, from $0.26 to $0.51. Diluted net earnings per share for First Quarter 1999, excluding non-recurring charges of $2.3 million incurred in connection with our spin-off from Jefferies Group, were $0.34. There were no such spin-off charges in First Quarter 2000.

REVENUES:

         Total revenues increased $23.0 million, or 44%, from $52.6 million to $75.6 million. There were 58 trading days in the First Quarter 1999 and 63 trading days in the First Quarter 2000. Revenues per trading day increased by $293,000, or 32%, from $907,000 to $1,200,000. Revenues per employee increased $37,000, or 19%, from $193,000 to $230,000.

         The increases in POSIT and Client revenues were attributable to an increase in trading volume by existing customers, an increase in the number of trading days and an increase in the number of customers. The number of shares crossed on the POSIT system increased 0.5 billion, or 36%, from 1.4 billion to
1.9 billion. The number of shares crossed on the POSIT system per day increased
5.7 million, or 23%, from 24.4 million to 30.1 million. POSIT reported record crosses in February 2000 with 61.9 million shares crossed on February 1 and 204 million shares crossed for the week ending February 28. Of Client revenues, our QuantEx and Platform products increased 31% representing 60% of the increase in Client revenues.

         Electronic Trading Desk revenues increased 64%, in part due to the impact of our Company becoming the clearing and execution broker for two large introducing brokers during First Quarter 2000. Other revenues increased primarily due to incremental royalty income from international versions of POSIT, larger average balances in our investment portfolio and decreased errors and accommodations. These were partially offset by increased financing costs resulting from temporary positions in securities assumed in the normal course of business.

EXPENSES:

         Total expenses excluding income tax expense for First Quarter 2000 increased $11.6 million, or 33%, from $35.4 million in First Quarter 1999 to $47.0 million.

         COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 21% from 272 to 329, additional compensation necessary to attract and retain quality personnel and the increase in our financial performance upon which we model our bonus compensation. Approximately 58% of the increase in employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. Average compensation and employee benefits expenses per person increased $11,000, or 24%, from $45,000 to $56,000.

         TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 14.3% to 14.2% of revenues. Ticket charges where in line with revenue growth. Execution charges increased 43% as a result of growth in ECN volume. As more shares are delivered to Electronic Communications Networks ("ECN's"), there is a concurrent increase in access fees. This increase was partially offset by lower charges from NYSE specialists.

         SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         OCCUPANCY AND EQUIPMENT: Depreciation and amortization increased 27% resulting from infrastructure enhancements and the addition of workspace as a result of our growth in our employee base. We expanded our research and development facility in Culver City, California in December 1999, our New York headquarters in January 2000 and we added a new office in Waltham, Massachusetts for our new internal asset management subsidiary, Inference Group LLC.

         TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The increase in telecommunications and data processing services stems primarily from fees for additional client data services, including market data line connections, increases in communication charges for linking clients to ITG in New York and Boston, and increases in the costs associated with infrastructure improvements.

         NET LOSS ON LONG-TERM INVESTMENTS: The decrease in loss on long-term investments primarily resulted from improved performance of our ITG Europe Venture. ITG Europe increased revenues 345% over First Quarter 1999.

         SPIN-OFF COSTS: The spin-off expenses in the First Quarter 1999 were attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Organization and Basis of Presentation - Spin-Off from Jefferies Group." The Spin-off was concluded in 1999 and as a result there are no associated costs in First Quarter 2000.

         OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses primarily related to consulting and marketing costs geared towards developing new business opportunities. Additionally, subsequent to our spin-off, specified administrative services previously provided to us at a fixed monthly fee by Jefferies Group were performed by ITG. This change resulted in reduced administrative service fees offset by higher legal, audit and accounting fees.

INCOME TAX EXPENSE

         The decrease in the effective tax rate from 51.5% to 44.4% was due to a reduction in foreign-based losses in First Quarter 2000 and an increase in dividends received deduction. In addition, our spin-off was completed in 1999 and as a result we did not incur non-deductible spin-off expenses in the First Quarter 2000.

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

         We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable rate municipal securities, auction rate preferred stock and common stock. At March 31, 2000, such cash equivalents amounted to $139.0 million and net receivables from brokers, dealers and other, of $30.8 million were due within 30 days.

         Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. with sufficient regulatory capital. As of March 31, 2000, we had net excess regulatory capital of $67.6 million. We had an agreement with a bank to borrow up to $20 million on a revolving basis to enable ITG Inc. to satisfy its regulatory net capital requirements. This commitment expired on March 14, 2000. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART II.  -   OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)      Date of the Meeting - May 9, 2000

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

                      Frank E. Baxter
                      Neal S. Garonzik
                      William I Jacobs
                      Raymond L. Killian, Jr.
                      Robert L. King
                      Mark A. Wolfson

(c) At the meeting, with respect to the election of the directors and ratification of the appointment of KPMG LLP as our independent auditors for the 2000 fiscal year, the votes were cast in the following manner:

     Election of Directors:

     NAME                           FOR              WITHHELD
     --------------------------------------------------------
     Frank E. Baxter             26,670,534            70,171
     Neal S. Garonzik            26,670,970            69,735
     William I Jacobs            26,670,870            69,835
     Raymond L. Killian, Jr.     26,670,870            69,835
     Robert L. King              26,424,094           316,611
     Mark A. Wolfson             26,670,970            69,735

     Ratification of the appointment of KPMG LLP as our independent auditors for the 2000 fiscal year:

                               NUMBER OF SHARES
                               ----------------
     For                           26,719,264
     Against                           18,435
     Abstain                            3,006


ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              Exhibit 27  -  Financial Data Schedule.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                 SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               INVESTMENT TECHNOLOGY GROUP, INC.
                                                       (Registrant)

Date:          MAY 12, 2000                    By:   /S/ HOWARD C. NAPHTALI
        -----------------------                      -----------------------
                                                     Howard C. Naphtali
                                                     Chief Financial Officer and
                                                     Duly Authorized Signatory of Registrant


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES