Form 10-Q
period 2000-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2000-08-14
CIK 920424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the quarterly period ended June 30, 2000   Commission file number: 0 - 23644

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

Yes [X]    No [ ]



As of August 11, 2000, the Registrant had 31,047,225 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

                                                                          Page
                                                                        --------
Item 1. Financial Statements

        Consolidated Statements of Financial Condition:
            June 30, 2000 (unaudited) and December 31, 1999.................  4

        Consolidated Statements of Income (unaudited):
            Six Months Ended June 30, 2000 and June 25, 1999................  5
            Three Months Ended June 30, 2000 and June 25, 1999..............  6

        Consolidated Statement of Changes in Stockholders' Equity (unaudited):
            Six Months Ended June 30, 2000..................................  7

        Consolidated Statements of Cash Flows (unaudited):
            Six Months Ended June 30, 2000 and June 25, 1999................  8

        Condensed Notes to Consolidated Financial Statements (unaudited)....  9


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 13


                    PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................. 19
Item 5. Other Information................................................... 19
Item 6. Exhibits and Reports on Form 8-K.................................... 19

         Signatures..........................................................20




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



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I.   -   FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                               -------------------------    -------------------------
                                                                         JUNE 30,                   DECEMBER 31,
                                                                           2000                         1999
                                                               -------------------------    -------------------------
ASSETS                                                                  (UNAUDITED)
Cash and cash equivalents.................................       $           92,195           $           53,081
Securities owned, at fair value...........................                  185,462                       43,612
Receivables from brokers, dealers and other, net..........                   28,862                       19,181
Investments in limited partnerships.......................                   15,596                       13,922
Securities, available-for-sale, at fair value.............                    1,828                        2,023
Due from affiliates.......................................                   11,363                            -
Premises and equipment....................................                   22,463                       20,229
Capitalized software......................................                    5,494                        5,629
Goodwill..................................................                      549                          824
Deferred taxes............................................                    7,792                       13,324
Other assets..............................................                   10,109                        7,663
                                                               -------------------------    -------------------------
Total assets..............................................       $          381,713           $          179,488
                                                               =========================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses.....................       $            47,071          $            33,459
Payable to brokers, dealers and other.....................                    73,264                        3,932
Software royalties payable................................                     5,650                        4,874
Securities sold, not yet purchased, at fair value.........                    78,513                        5,861
Income taxes payable......................................                     9,883                       15,710
                                                               -------------------------    -------------------------
Total liabilities.........................................                   214,381                       63,836
                                                               -------------------------    -------------------------

STOCKHOLDERS' EQUITY:

   Preferred stock, par value $0.01; shares authorized:

      1,000,000; shares issued: none......................                      -                            -
   Common stock, par value $0.01; shares authorized:
      100,000,000; shares issued: 33,374,162 and 32,179,106
      at June 30, 2000 and

      December 31, 1999...................................                       334                          322
   Additional paid-in capital.............................                   122,861                       96,534
   Retained earnings......................................                   109,311                       75,727
   Common stock held in treasury, at cost; shares: 2,453,921
      and 2,213,721 at June 30, 2000 and December 31, 1999
                                                                             (66,174)                     (58,052)
   Accumulated other comprehensive income (loss):

      Currency translation adjustment.....................                       (19)                          (7)
      Unrealized gain on securities, available-for-sale,
      net of tax..........................................                     1,019                        1,128
                                                               -------------------------    -------------------------

   Total stockholders' equity.............................                   167,332                      115,652
                                                               ------------------------     -------------------------

Total liabilities and stockholders' equity                       $           381,713        $             179,488
                                                               =========================    =========================

           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              SIX MONTHS ENDED
                                                                 -----------------------------------------

                                                                       JUNE 30,            JUNE 25,
                                                                         2000                1999
                                                                 -----------------------------------------
REVENUES:
     Commissions:
       POSIT..............................................       $         82,533     $         61,570
       Electronic trading desk............................                 32,838               21,478
       Client.............................................                 38,047               24,769
     Other................................................                  5,155                1,123
                                                                   -------------------- ------------------
         Total revenues...................................                158,573              108,940
                                                                   -------------------- ------------------

EXPENSES:
     Compensation and employee benefits...................                 38,759               25,915
     Transaction processing...............................                 21,654               15,357
     Software royalties...................................                 10,798                8,026
     Occupancy and equipment..............................                  8,203                6,409
     Telecommunications and data processing services......                  6,298                4,304
     Net loss on long-term investments ...................                  2,593                1,215
     Spin-off costs ......................................                      -                6,759
     Other general and administrative.....................                 10,340                7,416
                                                                   -------------------- ------------------
         Total expenses...................................                 98,645               75,401
                                                                   -------------------- ------------------

Income before income tax expense..........................                 59,928               33,539

Income tax expense........................................                 26,344               16,786
                                                                 -----------------------------------------

Net income................................................       $         33,584     $         16,753
                                                                 =========================================

Basic net earnings per share of common stock..............       $          1.09      $          0.55
                                                                 =========================================

Diluted net earnings per share of common stock............       $          1.07      $          0.53
                                                                 =========================================

Basic weighted average shares outstanding.................                 30,712               30,191
                                                                 =========================================

Diluted weighted average shares and common stock
    equivalents outstanding...............................                 31,385               31,817
                                                                 =========================================




           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                                 -----------------------------------------
                                                                       JUNE 30,            JUNE 25,
                                                                         2000                1999
                                                                 -----------------------------------------

REVENUES:
     Commissions:

       POSIT..............................................       $         44,431     $         32,824
       Electronic trading desk............................                 15,471               10,878
       Client.............................................                 19,471               12,080
     Other................................................                  3,588                  530
                                                                   -------------------- ------------------
         Total revenues...................................                 82,961               56,312
                                                                   -------------------- ------------------

EXPENSES:

     Compensation and employee benefits...................                 20,319               13,667
     Transaction processing...............................                 10,945                7,821
     Software royalties...................................                  5,810                4,274
     Occupancy and equipment..............................                  4,307                3,296
     Telecommunications and data processing services......                  3,265                2,384
     Net loss on long-term investments ...................                  1,811                  329
     Spin-off costs ......................................                      -                4,505
     Other general and administrative.....................                  5,182                3,734
                                                                   -------------------- ------------------
         Total expenses...................................                 51,639               40,010
                                                                   -------------------- ------------------

Income before income tax expense..........................                 31,322               16,302

Income tax expense........................................                 13,642                7,908
                                                                 -----------------------------------------

Net income................................................       $         17,680     $          8,394
                                                                 =========================================

Basic net earnings per share of common stock..............       $           0.57     $           0.27
                                                                 =========================================

Diluted net earnings per share of common stock............       $           0.56     $           0.26
                                                                 =========================================

Basic weighted average shares outstanding.................                 30,930              30,670
                                                                 =========================================

Diluted weighted average shares and common stock
     equivalents outstanding..............................                 31,526               32,040
                                                                 =========================================




           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                Common
                                                                                Additional                       Stock
                                                    Preferred      Common         Paid-in       Retained        Held in
                                                      Stock         Stock         Capital       Earnings       Treasury
                                                -------------------------------------------------------------------------

Balance at December 31, 1999...............     $       -     $       322   $     96,534    $     75,727  $     (58,052)
Purchase of common stock for treasury
   (240,200 shares)........................             -             -              -              -            (8,122)
Issuance of common stock in connection
   with the employee stock option plan
   (1,174,631 shares)......................             -              12         25,723            -              -
Issuance of common stock in connection
   with the employee stock purchase plan
   (20,429 shares).........................             -             -              604            -              -

Comprehensive income:

   Net income..............................             -             -              -            33,584           -

   Other comprehensive income:

       Currency translation adjustment.....             -             -              -              -              -

       Unrealized holding gain on securities
       available-for-sale, net of tax ($86).            -             -              -              -              -


Comprehensive income.......................
                                                -------------------------------------------------------------------------
Balance at June 30, 2000...................     $       -     $  334        $   122,861     $    109,311 $      (66,174)
                                                =========================================================================


                                                       Accumulated            Total
                                                      Comprehensive       Stockholders'
                                                         Income              Equity
                                                ---------------------------------------

Balance at December 31, 1999...............       $         1,121    $       115,652
Purchase of common stock for treasury
   (240,200 shares)........................                 -                 (8,122)
Issuance of common stock in connection
   with the employee stock option plan
   (1,174,631 shares)......................                 -                 25,735
Issuance of common stock in connection
   with the employee stock purchase plan
   (20,429 shares).........................                 -                    604

Comprehensive income:

   Net income..............................                 -                 33,584

   Other comprehensive income:

       Currency translation adjustment.....                   (12)               (12)

       Unrealized holding gain on securities
       available-for-sale, net of tax ($86).                 (109)              (109)
                                                                        ---------------

Comprehensive income.......................                                   33,463
                                                ---------------------------------------

Balance at June 30, 2000...................       $         1,000    $       167,332
                                                =======================================



           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   SIX MONTHS ENDED
                                                                                     ---------------------------------------------
                                                                                         JUNE 30, 2000          JUNE 25, 1999
                                                                                     ---------------------------------------------
Cash flows from operating activities:
Net income......................................................................   $            33,584    $           16,753
Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense  ..............................................                 5,618                   362
     Depreciation and amortization..............................................                 6,429                 6,574
     Undistributed loss of affiliates...........................................                 2,793                 1,165
     Provision for doubtful receivables.........................................                   140                    60
     Loss on sale of Premises and equipment.....................................                     5                     -
Decrease (increase) in operating assets:
    Securities owned, at fair value.............................................              (141,850)               11,858
    Receivables from brokers, dealers and other, net............................                (9,822)                6,254
    Tax receivable..............................................................                     -               (10,298)
    Due from affiliates.........................................................               (11,363)                  722
    Investments in limited partnerships.........................................                  (923)                  (66)
    Other assets................................................................                (2,433)                 (970)
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses.......................................                13,613                17,786
    Payable to brokers, dealers and other.......................................                69,332                 2,902
    Software royalties payable..................................................                   776                   146
    Securities sold, not yet purchased, at fair value...........................                72,652                  (265)
    Due to affiliates...........................................................                     -                (1,422)
    Income taxes payable to affiliate...........................................                     -                (3,853)
    Income taxes payable........................................................                (5,828)                    -
Securities available-for-sale gains.............................................                (1,973)                    -
                                                                                   -----------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..................................                30,750                47,708
                                                                                   -----------------------------------------------

Cash flows from investing activities:
    Purchase of premises and equipment..........................................                (6,911)               (3,376)
    Proceeds from sales of securities, available-for-sale.......................                 1,973                     -
    Proceeds from sales of premises and equipment...............................                     5                     -
    Purchase of investment in limited partnership...............................                  (750)               (5,000)
    Investment in joint venture.................................................                (2,805)                 (964)
    Capitalization of software development costs................................                (1,353)               (2,291)
                                                                                   -----------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES......................................                (9,841)              (11,631)
                                                                                   -----------------------------------------------

Cash flows from financing activities:
    Dividends paid..............................................................                     -               (74,624)
    Retirement of common stock held in treasury at cost.........................                     -                12,760
    Purchase of common stock for treasury.......................................                (8,122)                    -
    Issuance of common stock under employee stock plan..........................                26,339                29,265
                                                                                   -----------------------------------------------
     NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES........................                18,217               (32,599)
                                                                                   -----------------------------------------------

    Effect of foreign currency translation on cash and cash equivalents.........                   (12)                  153

     Net increase in cash and cash equivalents..................................                39,114                 3,631
Cash and cash equivalents - beginning of period.................................                53,081                77,324
                                                                                   -----------------------------------------------
Cash and cash equivalents - end of period.......................................   $            92,195    $           80,955
                                                                                   ===============================================
Supplemental cash flow information:
    Interest paid...............................................................   $                86    $               19
                                                                                   ===============================================
    Income taxes paid ..........................................................   $            13,539    $                -
                                                                                   ===============================================
    Income taxes paid to affiliate..............................................   $                 -    $            6,538
                                                                                   ===============================================

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

     We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker/dealers. Our products and services include: POSIT, an electronic stock crossing system; QuantEX, a Unix-based design-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; Electronic Trading Desk, an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity; SmartServers, which offer server-based implementation of trading strategies; ACE and TCA, a set of pre- and post-trade tools for systematically analyzing and lowering transaction costs; ITG/OPT, a computer-based equity portfolio selection system; and research, development, sales and consulting services to our clients.

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

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 2000 and December 31, 1999 consisted of the following;

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2000             1999
                                                                   --------------------------------
                                                                       (DOLLARS IN THOUSANDS)

Accounts payable and accrued expenses.........................     $    13,737      $    11,754
Accrued compensation .........................................          10,276              580
Deferred compensation ........................................          11,206            9,424
Deferred options..............................................               -            2,280
Accrued soft dollars payable..................................           9,255            6,688
Accrued rent expense..........................................           2,597            2,733
                                                                   --------------------------------
Total ........................................................     $     47,071     $    33,459
                                                                   ================================

OTHER COMPREHENSIVE INCOME (LOSS)

     The following summarizes other comprehensive income (loss) as of June 30, 2000 (Dollars in thousands):

                                                                           UNREALIZED
                                                        CURRENCY        HOLDING GAIN ON          OTHER
                                                       TRANSLATION        SECURITIES,        COMPREHENSIVE
                                                       ADJUSTMENT     AVAILABLE FOR SALE     INCOME/(LOSS)
                                                     --------------------------------------------------------
Pre-tax amount.....................................  $        (12)       $      (195)       $         (207)
Tax benefit........................................             -                 86                    86
                                                     --------------------------------------------------------
Net of tax amount..................................  $        (12)       $      (109)       $         (121)
                                                     ========================================================


                                                                           UNREALIZED
                                                                        HOLDING GAIN ON       ACCUMULATED
                                                        CURRENCY          SECURITIES,            OTHER
                                                       TRANSLATION    AVAILABLE FOR SALE,    COMPREHENSIVE
                                                       ADJUSTMENT          NET OF TAX        INCOME/(LOSS)
                                                     --------------------------------------------------------
Balance at December 31,1999.......................   $       (7)      $          1,128          $    1,121

Change during period ended June 30, 2000..........          (12)                  (109)               (121)
                                                     --------------------------------------------------------
Balance at June 30, 2000..........................   $      (19)      $         1,019           $   1,000
                                                     ========================================================


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding. The diluted weighted average number of outstanding shares for the six months ended June 30, 2000 and June 25, 1999 was 31.4 million and 31.8 million, respectively. The diluted weighted average number of outstanding shares for the three months ended June 30, 2000 and June 25, 1999 was 31.5 million and 32.0 million, respectively.

     The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2000 and June 25, 1999.

                                                                                  SIX MONTHS ENDED
                                                                        -----------------------------------
                                                                            JUNE 30,           JUNE 25,
                                                                              2000               1999
                                                                        ---------------    ----------------
                                                                               (AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
                                                                        -----------------------------------
Net income.........................................................     $    33,584           $   16,753
                                                                        ===============       =============
Shares of common stock and common stock equivalents:

     Average number of common shares used in basic computation...            30,712               30,191
     Effect of dilutive securities - options.......................             673                1,626
                                                                        ---------------       -------------
     Average number of common shares used in diluted computation.            31,385               31,817
                                                                        ===============       =============
Earnings per share:
     Basic.........................................................     $      1.09           $    0.55
                                                                        ===============       =============
     Diluted.......................................................     $      1.07           $    0.53
                                                                        ===============       =============

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2000 and June 25, 1999.

                                                                                 THREE MONTHS ENDED
                                                                        -----------------------------------
                                                                            JUNE 30,           JUNE 25,
                                                                              2000               1999
                                                                        ---------------    ----------------
                                                                               (AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
                                                                        -----------------------------------
Net income.........................................................     $    17,680           $    8,394
                                                                        ===============       =============
Shares of common stock and common stock equivalents:

     Average number of common shares used in basic computation...            30,930               30,670
     Effect of dilutive securities - options.......................             596                1,370
                                                                        ---------------       -------------
     Average number of common shares used in diluted computation.            31,526               32,040
                                                                        ===============       =============
Earnings per share:
     Basic.........................................................     $      0.57           $     0.27
                                                                        ===============       =============
     Diluted.......................................................     $      0.56           $     0.26
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

         At June 30, 2000, ITG Inc. had net capital of $33.8 million, which was $33.5 million in excess of required minimum net capital.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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

         At June 30, 2000 and December 31, 1999, we had outstanding capital contribution commitments to a limited partnership in the amount of $750,000 and $1,500,000, respectfully.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

REVENUES:

         We generate substantially all of our revenues from the following four products and services, each contributing to our single line of business:

    o    POSIT: a confidential electronic stock crossing system;

    o    Electronic Trading Desk:  an agency-only trading desk;

    o    Front End Software;

         o QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations; and

         o ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

         Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client revenue any order that is sent by our clients, through ITG's front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes interest and dividend income/expense, market gains/losses, financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business and fee income from the development of European software products.

EXPENSES:

         Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes amortization of goodwill and equity gain/loss on our ITG Europe, ITG Australia and Vostock (our joint venture with WIT Capital Corporation to market an online auction system for secondary and follow-on equity offerings). Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of capitalized software and goodwill, legal, audit, tax, consulting and promotional expenses.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 25, 1999

     The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

                                                                        SIX MONTHS ENDED
                                                                 -------------------------------
                                                                    JUNE 30,        JUNE 25,
                                                                 -------------------------------
                                                                      2000            1999
                                                                 -------------------------------
                                                                     100.0%            100.0%
Revenues:
     Commissions
         POSIT............................................            52.0              56.5
         Electronic trading desk..........................            20.7              19.7
         Client...........................................            24.0              22.7
     Other................................................             3.3               1.1
Expenses:
     Compensation and employee benefits...................            24.4              23.8
     Transaction processing...............................            13.7              14.1
     Software royalties...................................             6.8               7.4
     Occupancy and equipment..............................             5.2               5.9
     Telecommunications and data processing services......             4.0               4.0
     Net loss on long-term investments ...................             1.6               1.1
     Spin-off costs ......................................             0.0               6.2
     Other general and administrative.....................             6.5               6.8
                                                                 --------------- ---------------
         Total expenses...................................            62.2              69.3
                                                                 --------------- ---------------

Income before income tax expense..........................            37.8              30.8

Income tax expense........................................            16.6              15.4
                                                                 --------------- ---------------
Net income................................................            21.2              15.4
                                                                 =============== ===============


EARNINGS PER SHARE:

         Basic net earnings per share for the six months ended June 30, 2000 ("First Half 2000") increased $0.54, or 98%, to $1.09 from $0.55 for the six months ended June 25, 1999 ("First Half 1999"). Diluted net earnings per share increased $0.54, or 102%, from $0.53 to $1.07. Diluted net earnings per share for First Half 1999, excluding non-recurring charges of $6.8 million incurred in connection with our spin-off from Jefferies Group, were $0.69. There were no such spin-off charges in First Half 2000.

REVENUES:

         Total revenues increased $49.7 million, or 46%, from $108.9 million to $158.6 million. There were 121 trading days in the First Half 1999 and 126 trading days in the First Half 2000. Revenues per trading day increased by $359,000, or 40%, from $900,000 to $1,259,000. Revenues per employee increased $79,000, or 22%, from $364,000 to $443,000.

         POSIT, Client and Electronic Trading Desk revenues increased 42% over the First Half 1999 as a result of providing our clients with broadened access to liquidity sources, such as linking to electronic communications networks ("ECN's"), and tools for understanding and minimizing trading costs. In addition, there were increases in trading volume from existing clients as well as an increase in the number of our customers.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         The number of shares crossed on the POSIT system increased 1.2 billion, or 40%, from 3.0 billion in the First Half 1999 to 4.2 billion. The number of shares crossed on the POSIT system per day increased 8.4 million, or 34%, from
25.1 million to 33.5 million. POSIT's quarterly volume hit a record 2.3 billion shares during the second quarter of 2000 and a single day record of over 80 million shares crossed on June 27th.

         Of Client revenues, our QuantEx and Platform products increased 39% representing 66% of the increase in Client revenues.

         Electronic Trading Desk revenues increased 53%, in part due to the impact of our Company becoming the clearing and execution broker for two large introducing brokers.

         Other revenues increased primarily from a gain recorded on the partial sale of our investment in Versus Technologies, Inc. and increases in investment income, larger average interest-earning balances and improved rates of return.

EXPENSES:

         Total expenses excluding income tax expense for First Half 2000 increased $23.2 million, or 31%, from $75.4 million in First Half 1999 to $98.6 million.

         COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased as a result of increases in headcount, financial performance based compensation and additional compensation necessary to attract and retain quality personnel. As of the end of the First Half 2000 we had 358 employees, representing an increase of 20% or 59 over First Half 1999. Approximately 78% of the increase in employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. Average compensation and employee benefits expenses per person increased $21,000, or 24%, from $87,000 to $108,000.

         TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 14.1% to 13.7% of revenues. Reductions in clearing and execution costs resulted from a decrease in floor brokerage costs, as we are no longer charged by NYSE Specialists for trades executed within five minutes. These savings were offset by increases in ECN related costs as we continue to expand our clients' access to new liquidity sources.

         SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

         OCCUPANCY AND EQUIPMENT: We continue to enhance our infrastructure and add to our employee base. Depreciation/amortization, rent and maintenance contracts represented 90% of the increase as we expanded our research and development facility in Culver City, California in December 1999, our New York headquarters in January 2000 and we added a new office in Waltham, Massachusetts for our new internal asset management subsidiary, Inference Group LLC.

         TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The increase in telecommunications and data processing services stems primarily from fees for additional client data services, including market data line connections, increases in communication charges for linking clients to ITG in New York and Boston, and increases in the costs associated with infrastructure improvements.

         NET LOSS ON LONG-TERM INVESTMENTS: The increase in loss on long-term investments primarily resulted from the start-up costs of Vostock combined with losses on our ITG Europe joint venture during its second full year of operations.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         SPIN-OFF COSTS: The spin-off expenses in the First Half 1999 were attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group." The Spin-off was concluded in 1999 and as a result there are no associated costs in First Half 2000.

         OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses primarily related to consulting and marketing costs geared towards developing new business opportunities. Additionally, subsequent to our spin-off, specified administrative services previously provided to us for a fixed monthly fee by Jefferies Group were performed by ITG. This change resulted in reduced administrative service fees offset by higher legal, audit and accounting fees.

INCOME TAX EXPENSE:

               The decrease in the effective tax rate from 50.0% to 44.0% resulted primarily from non-deductible spin-off expenses which were incurred in First Half 1999.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 25, 1999

     The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

                                                                       THREE MONTHS ENDED
                                                                 -------------------------------
                                                                    JUNE 30,        JUNE 25,
                                                                 -------------------------------
                                                                      2000            1999
                                                                 -------------------------------
                                                                     100.0%            100.0%
Revenues:
     Commissions
         POSIT............................................            53.6              58.3
         Electronic trading desk..........................            18.6              19.3
         Client...........................................            23.5              21.5
     Other................................................             4.3               0.9
Expenses:
     Compensation and employee benefits...................            24.5              24.3
     Transaction processing...............................            13.2              13.9
     Software royalties...................................             7.0               7.6
     Occupancy and equipment..............................             5.2               5.9
     Telecommunications and data processing services......             3.9               4.2
     Net loss on long-term investments ...................             2.2               0.6
     Spin-off costs ......................................             0.0               8.0
     Other general and administrative.....................             6.2               6.6
                                                                 --------------- ---------------
         Total expenses...................................            62.2              71.2
                                                                 --------------- ---------------

Income before income tax expense..........................            37.8              28.9

Income tax expense........................................            16.4              14.0
                                                                 --------------- ---------------
Net income................................................            21.4              14.9
                                                                 =============== ===============



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE:

         Basic net earnings per share for the three months ended June 30, 2000 ("Second Quarter 2000") increased $0.30, or 111%, to $0.57 from $0.27 for the three months ended June 25, 1999 ("Second Quarter 1999"). Diluted net earnings per share increased $0.30, or 115%, to $0.56 from $0.26. Diluted net earnings per share for Second Quarter 1999, excluding non-recurring charges of $4.5 million incurred in connection with our spin-off from Jefferies Group, were $0.36. There were no such spin-off charges in Second Quarter 2000.

REVENUES:

         Total revenues increased $26.7 million, or 47%, from $56.3 million to $83.0 million. There were 63 trading days in both Second Quarter 1999 and Second Quarter 2000. Revenues per trading day increased by $423,000, or 47%, from $894,000 to $1,317,000. Revenues per employee increased $44,000, or 23%, from $188,000 to $232,000.

         POSIT, Electronic Trading Desk and Client revenues increased 42% over the Second Quarter 1999 as a result of providing our clients with broadened access to liquidity sources, such as ECN's, and tools for understanding and managing trading costs. In addition, there were increases in trading volume from existing clients as well as an increase in the number of our customers.

         The number of shares crossed on the POSIT system increased 0.7 billion, or 44%, from 1.6 billion in Second Quarter 1999 to 2.3 billion. The number of shares crossed on the POSIT system per day increased 11.1 million, or 43%, from
25.7 million to 36.8 million. POSIT's volume hit a record 2.3 billion shares for the Second Quarter 2000 and a single day record of over 80 million shares crossed on June 27th.

          Of Client revenues, our QuantEx and Platform product revenues increased 47% representing 70% of the increase in Client revenues.

         Electronic Trading Desk revenues increased 42%, in part due to the impact of our Company becoming the clearing and execution broker for two large introducing brokers.

         Other revenues increased primarily from a gain recorded on the partial sale of our investment in Versus Technologies, Inc. and increases in investment income, larger average interest-earning balances and improved rates of return.

EXPENSES:

         Total expenses excluding income tax expense for Second Quarter 2000 increased $11.6 million, or 29%, from $40.0 million in Second Quarter 1999 to $51.6 million.

         COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 59 or 20% from 299 to 358. Further contributing to the increase was the additional compensation necessary to attract and retain quality personnel and the increase in our financial performance upon which we model our bonus compensation. Average compensation and employee benefits expenses per person increased $11,000, or 24%, from $46,000 to $57,000 on a quarter to quarter basis.

         TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 13.9% to 13.2% of revenues. Reductions in clearing and execution costs resulted from a decrease in floor brokerage costs, as we are no longer charged by NYSE Specialists for trades executed within five minutes. These savings were offset by increases in ECN related costs as we continue to expand our clients' access to new liquidity sources.


              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

         OCCUPANCY AND EQUIPMENT: We continue to enhance our infrastructure and add to our employee base. Depreciation/amortization, rent and maintenance contracts represented 80% of the increase as we expanded our research and development facility in Culver City, California in December 1999, our New York headquarters in January 2000 and we established a new office in Waltham, Massachusetts for our new internal asset management subsidiary, Inference Group LLC.

         TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: The increase in telecommunications and data processing services stems primarily from fees for additional client data services, including market data line connections, increases in communication charges for linking clients to ITG in New York and Boston, and increases in the costs associated with infrastructure improvements.

         NET LOSS ON LONG-TERM INVESTMENTS: The increase in loss on long-term investments primarily resulted from the start-up costs of Vostock combined with losses on our ITG Europe joint during its second full year of operations.

         SPIN-OFF COSTS: The spin-off expenses in the Second Quarter 1999 were attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group." The Spin-off was concluded in 1999 and as a result there are no associated costs in Second Quarter 2000.

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

INCOME TAX EXPENSE

         The decrease in the effective tax rate from 48.5% to 43.6% resulted primarily from non-deductible spin-off expenses which were incurred in the Second Quarter 1999.

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

         We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, common stock, variable rate municipal securities and auction rate preferred stock. At June 30, 2000, such cash equivalents amounted to $277.7 million and net receivables from brokers, dealers and other, of $27.9 million were due within 30 days.

         Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. with sufficient regulatory capital. As of June 30, 2000, we had net excess regulatory capital of $33.5 million. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.



              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART II.  -   OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  -   None.

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

                                         INVESTMENT TECHNOLOGY GROUP, INC.
                                         ---------------------------------
                                                (Registrant)


Date:     August 11, 2000        By: /s/ Howard C. Naphtali
       ---------------------       -----------------------
                                         Howard C. Naphtali
                                         Chief Financial Officer and
                                         Duly Authorized Signatory of Registrant




              INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES