Form 10-Q
period 2000-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2000-11-13
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000    Commission file number:
                                                            0 - 23644

                        INVESTMENT TECHNOLOGY GROUP, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               95 - 2848406
----------------------------------------    ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

   380 Madison Avenue, New York, New York            (212) 588 - 4000
------------------------------------------  ------------------------------------
  (Address of Principal Executive Offices)     (Registrant's Telephone Number,
                                                     Including Area Code)

                 10017
------------------------------------------
               (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]    No [ ]


As of November 9, 2000, the Registrant had 31,520,803 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements
        Consolidated Statements of Financial Condition:
            September 30, 2000 (unaudited) and December 31, 1999............  4

        Consolidated Statements of Income (unaudited):
            Nine Months Ended September 30, 2000 and September 24, 1999.....  5
            Three Months Ended September 30, 2000 and September 24, 1999....  6

        Consolidated Statement of Changes in Stockholders' Equity
            (unaudited): Nine Months Ended September 30, 2000...............  7

        Consolidated Statements of Cash Flows (unaudited):
            Nine Months Ended September 30, 2000 and September 24, 1999.....  8

        Condensed Notes to Consolidated Financial Statements (unaudited)....  9


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

        Signatures.......................................................... 20


QUANTEX IS A REGISTERED TRADEMARK OF INVESTMENT TECHNOLOGY GROUP, INC.
POSIT IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE.
SMARTSERVER, TCA, ACE AND ITG ACCESS ARE TRADEMARKS OF INVESTMENT TECHNOLOGY GROUP, INC.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained throughout this Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, market volatility, changes in the regulatory environment, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, as well as general economic and business conditions; securities, credit and financial market conditions; and adverse changes or volatility in interest rates.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I.   -   FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30, DECEMBER 31,
                                                                 2000         1999
                                                               ---------    ---------
ASSETS                                                        (UNAUDITED)

Cash and cash equivalents ..................................   $ 116,939    $  53,081
Securities owned, at fair value ............................      54,890       43,612
Receivables from brokers, dealers and other, net ...........      23,654       19,181
Investments in limited partnerships ........................      15,774       13,922
Securities, available-for-sale, at fair value ..............        --          2,023
Premises and equipment .....................................      22,775       20,229
Capitalized software .......................................       5,363        5,629
Goodwill ...................................................         412          824
Deferred taxes .............................................       3,970       13,324
Other assets ...............................................      23,125        7,663
                                                               ---------    ---------
Total assets ...............................................   $ 266,902    $ 179,488
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ......................   $  46,678    $  33,459
Payable to brokers, dealers and other ......................      13,156        3,932
Software royalties payable .................................       4,683        4,874
Securities sold, not yet purchased, at fair value ..........       7,090        5,861
Income taxes payable .......................................       6,999       15,710
                                                               ---------    ---------
Total liabilities ..........................................      78,606       63,836
                                                               ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01; shares authorized:
      1,000,000; shares issued: none .......................        --           --
   Common stock, par value $0.01; shares authorized:
      100,000,000; shares issued: 33,669,170 and 32,179,106
      at September 30, 2000 and December 31, 1999 ..........         337          322
   Additional paid-in capital ..............................     129,561       96,534
   Retained earnings .......................................     124,755       75,727
   Common stock held in treasury, at cost; shares: 2,453,921
      and 2,213,721 at September 30, 2000 and December 31,
      1999 .................................................     (66,182)     (58,052)
   Accumulated other comprehensive income (loss):
      Currency translation adjustment ......................        (175)          (7)
      Unrealized gain on securities, available-for-sale,
      net of tax ...........................................        --          1,128
                                                               ---------    ---------

   Total stockholders' equity ..............................     188,296      115,652
                                                               ---------    ---------

Total liabilities and stockholders' equity .................   $ 266,902    $ 179,488
                                                               =========    =========

      SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                           ---------------------------

                                                           SEPTEMBER 30, SEPTEMBER 24,
                                                           ------------- -------------
                                                                 2000       1999
                                                               --------   --------
REVENUES:
     Commissions
       POSIT ...............................................   $ 37,618   $ 31,361
       Electronic trading desk .............................     15,695     11,558
       Client site .........................................     17,641     10,755
     Other .................................................      4,725        890
                                                               --------   --------
         Total revenues ....................................     75,679     54,564
                                                               --------   --------

EXPENSES:
     Compensation and employee benefits ....................     19,388     11,402
     Transaction processing ................................     10,496      7,677
     Software royalties ....................................      4,914      4,083
     Occupancy and equipment ...............................      4,317      3,201
     Telecommunications and data processing services .......      2,754      2,701
     Net loss on long-term investments .....................      1,233        275
     Spin-off costs ........................................       --          (85)
     Other general and administrative ......................      5,058      4,170
                                                               --------   --------
         Total expenses ....................................     48,160     33,424
                                                               --------   --------

Income before income tax expense ...........................     27,519     21,140

Income tax expense .........................................     12,075     10,039
                                                               -------------------

Net income .................................................   $ 15,444   $ 11,101
                                                               ===================

Basic net earnings per share of common stock ...............   $   0.50   $   0.35
                                                               ===================

Diluted net earnings per share of common stock .............   $   0.49   $   0.34
                                                               ===================

Basic weighted average shares outstanding ..................     31,057     31,685
                                                               ===================

Diluted weighted average shares and common stock equivalents
     outstanding ...........................................     31,729     32,665
                                                               ===================

      SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                NINE MONTHS ENDED
                                                           ---------------------------

                                                           SEPTEMBER 30, SEPTEMBER 24,
                                                           ------------- -------------
                                                                 2000       1999
                                                               --------   --------
REVENUES:
     Commissions
       POSIT ...............................................   $120,276   $ 92,931
       Electronic trading desk .............................     48,533     33,037
       Client site .........................................     55,688     35,523
     Other .................................................      9,755      2,013
                                                               --------   --------
         Total revenues ....................................    234,252    163,504
                                                               --------   --------

EXPENSES:
     Compensation and employee benefits ....................     58,147     37,317
     Transaction processing ................................     32,150     23,035
     Software royalties ....................................     15,712     12,109
     Occupancy and equipment ...............................     12,520      9,610
     Telecommunications and data processing services .......      9,052      7,005
     Net loss on long-term investments .....................      3,826      1,490
     Spin-off costs ........................................       --        6,674
     Other general and administrative ......................     15,398     11,585
                                                               --------   --------
         Total expenses ....................................    146,805    108,825
                                                               --------   --------

Income before income tax expense ...........................     87,447     54,679

Income tax expense .........................................     38,419     26,825
                                                               -------------------

Net income .................................................   $ 49,028   $ 27,854
                                                               ===================

Basic net earnings per share of common stock ...............   $   1.59   $   0.91
                                                               ===================

Diluted net earnings per share of common stock .............   $   1.56   $   0.87
                                                               ===================

Basic weighted average shares outstanding ..................     30,828     30,695
                                                               ===================

Diluted weighted average shares and common stock equivalents
     outstanding ...........................................     31,490     32,098
                                                               ===================

      SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               Common
                                                                      Additional                Stock     Accumulated     Total
                                             Preferred     Common      Paid-in    Retained     Held in   Comprehensive Stockholders'
                                               Stock        Stock      Capital    Earnings    Treasury      Income       Equity
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1999 ...............   $    --    $     322   $  96,534   $  75,727   $ (58,052)   $   1,121    $ 115,652
Purchase of common stock for treasury
   (240,200 shares) ........................        --         --          --          --        (8,130)        --         (8,130)
Issuance of common stock in connection
   with the employee stock option plan
   (1,454,236 shares) ......................        --           15      31,915        --          --           --         31,930
Issuance of common stock in connection
   with the employee stock purchase plan
   (35,832 shares) .........................        --         --         1,112        --          --           --          1,112

Comprehensive income:

   Net income ..............................        --         --          --        49,028        --           --         49,028

   Other comprehensive income:

       Currency translation adjustment .....        --         --          --          --          --           (168)        (168)

       Unrealized holding gain on securities
         available-for-sale, net of tax ($895)      --         --          --          --          --         (1,128)      (1,128)
                                                                                                                        ---------
Comprehensive income .......................                                                                               47,732
                                             ---------------------------------------------------------------------------------------

Balance at September 30, 2000 ..............   $    --    $     337   $ 129,561   $ 124,755   $ (66,182)   $    (175)   $ 188,296
                                             =======================================================================================

      SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                       -----------------------------------------
                                                                       SEPTEMBER 30, 2000     SEPTEMBER 24, 1999
                                                                       -----------------------------------------
Cash flows from operating activities:
Net income ............................................................   $    49,028            $  27,854
Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense ......................................        10,248                  362
     Depreciation and amortization ....................................         9,892                9,808
     Undistributed loss of affiliates .................................         4,026                1,827
     Provision for doubtful receivables ...............................           310                  173
     Loss on sale of Premises and equipment ...........................             5                 --
Decrease (increase) in operating assets:
    Securities owned, at fair value ...................................       (11,278)              (2,097)
    Receivables from brokers, dealers and other, net ..................        (4,783)               4,459
    Tax receivable ....................................................          --                 (4,485)
    Investments in limited partnerships ...............................        (1,102)                (176)
    Other assets ......................................................       (16,682)               1,081
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses .............................        13,219               13,786
    Payable to brokers, dealers and other .............................         9,224                2,078
    Software royalties payable ........................................          (190)                  20
    Securities sold, not yet purchased, at fair value .................         1,229                5,032
    Due to affiliates .................................................          --                 (2,557)
    Income taxes payable to affiliate .................................          --                 (3,853)
    Income taxes payable ..............................................        (8,711)                --
Securities available-for-sale gains ...................................        (4,258)                --
                                                                          --------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES ......................        50,177               53,312
                                                                          --------------------------------

Cash flows from investing activities:
    Purchase of premises and equipment ................................        (9,686)              (5,898)
    Proceeds from sales of securities, available-for-sale .............         4,258                 --
    Proceeds from sales of premises and equipment .....................             5                 --
    Purchase of investment in limited partnership .....................          (750)              (5,000)
    Investment in joint venture .......................................        (2,805)              (1,591)
    Capitalization of software development costs ......................        (2,085)              (3,673)
                                                                          --------------------------------
       NET CASH USED IN INVESTING ACTIVITIES ..........................       (11,063)             (16,162)
                                                                          --------------------------------

Cash flows from financing activities:
    Dividends paid ....................................................          --                (74,624)
    Retirement of common stock held in treasury at cost ...............          --                  3,499
    Purchase of common stock for treasury .............................        (8,130)                --
    Issuance of common stock under employee stock plan ................        33,042               39,670
                                                                          --------------------------------
       NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES ............        24,912              (31,455)
                                                                          --------------------------------

    Effect of foreign currency translation on cash and cash equivalents          (168)                 153

       Net increase in cash and cash equivalents ......................        63,858                5,848
Cash and cash equivalents - beginning of period .......................        53,081               77,324
                                                                          --------------------------------
Cash and cash equivalents - end of period .............................   $   116,939            $  83,172
                                                                          ================================
Supplemental cash flow information:
    Interest paid .....................................................   $        86            $      21
                                                                          ================================
    Income taxes paid .................................................   $    19,399            $    --
                                                                          ================================
    Income taxes paid to affiliate ....................................   $      --              $   6,742
                                                                          ================================

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

     We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker/dealers. Our products and services include: POSIT, an electronic stock crossing system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; Electronic Trading Desk, an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity; SmartServers, which offer server-based implementation of trading strategies; ITG Access, an internet browser-based order routing tool for sending orders to POSIT and the Electronic Trading Desk; ACE and TCA, a set of pre- and post-trade tools for systematically analyzing and lowering transaction costs; ITG/OPT, a computer-based equity portfolio selection system; and research, development, sales and consulting services to our clients.


SPIN-OFF FROM JEFFERIES GROUP

     On April 27, 1999, we were effectively spun off from Jefferies Group, Inc. ("Jefferies Group"). The spin-off was effected through a series of transactions including our merger with and into Jefferies Group, with Jefferies Group surviving the merger and being renamed Investment Technology Group, Inc. The merger occurred following the transfer by Jefferies Group of substantially all of its assets and liabilities to its wholly-owned subsidiary ("New Jefferies"), and the pro rata distribution by Jefferies Group to its stockholders of all of the New Jefferies common stock. After these transactions, New Jefferies owned all of the assets of Jefferies Group other than Jefferies Group's equity interest in ITG, and Jefferies Group's existing stockholders owned all of the equity interest in New Jefferies. Following the merger, New Jefferies was renamed Jefferies Group, Inc., and, through its subsidiaries, carries on the businesses of Jefferies Group prior to the transactions (other than the businesses of our company).

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

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 2000 and December 31, 1999 consisted of the following:

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2000             1999
                                                                   ---------------- ---------------
                                                                        (DOLLARS IN THOUSANDS)
Accounts payable and accrued expenses.........................     $     9,165      $    11,754
Accrued compensation .........................................          11,988              580
Deferred compensation ........................................          12,433            9,424
Deferred options..............................................               -            2,280
Accrued soft dollars payable..................................          10,463            6,688
Accrued rent expense..........................................           2,629            2,733
                                                                   -----------      -----------
Total ........................................................     $    46,678      $    33,459
                                                                   ===========      ===========

OTHER COMPREHENSIVE INCOME (LOSS)

     The following summarizes other comprehensive income (loss) as of September 30, 2000 (Dollars in thousands):

                                                                          UNREALIZED
                                                        CURRENCY        HOLDING GAIN ON          OTHER
                                                       TRANSLATION        SECURITIES,        COMPREHENSIVE
                                                       ADJUSTMENT      AVAILABLE FOR SALE    INCOME/(LOSS)
                                                     ---------------- --------------------- -----------------
Pre-tax amount.....................................  $       (168)       $     (2,023)      $        (2,191)
Tax benefit........................................             -                 895                   895
                                                     ------------        ------------       ---------------
Net of tax amount..................................  $       (168)       $     (1,128)      $        (1,296)
                                                     ============        ============       ===============

                                                                          UNREALIZED
                                                                        HOLDING GAIN ON       ACCUMULATED
                                                        CURRENCY          SECURITIES,            OTHER
                                                       TRANSLATION    AVAILABLE FOR SALE,    COMPREHENSIVE
                                                       ADJUSTMENT          NET OF TAX        INCOME/(LOSS)
                                                     ---------------- --------------------- -----------------
Balance at December 31,1999........................  $         (7)       $      1,128       $         1,121

Change during period ended
        September 30, 2000.........................          (168)             (1,128)               (1,296)
                                                     ------------        ------------       ---------------
Balance at September 30, 2000......................  $       (175)       $          -       $          (175)
                                                     ============        ============       ===============

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding. The diluted weighted average number of outstanding shares for the three months ended September 30, 2000 and September 24, 1999 was 31.7 million and 32.7 million, respectively. The diluted weighted average number of outstanding shares for the nine months ended September 30, 2000 and September 24, 1999 was 31.5 million and 32.1 million, respectively.

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2000 and September 24, 1999.

                                                                          THREE MONTHS ENDED
                                                                   -------------------------------
                                                                     SEPTEMBER 30,  SEPTEMBER 24,
                                                                         2000           1999
                                                                   ---------------  --------------
                                                                         (AMOUNTS IN THOUSANDS,
                                                                       EXCEPT PER SHARE AMOUNTS)
                                                                   -------------------------------
Net income ......................................................       $15,444       $11,101
                                                                        =======       =======
Shares of common stock and common stock equivalents:
     Average number of common shares used in basic computation ..        31,057        31,685
     Effect of dilutive securities - options ....................           672           980
                                                                        -------       -------
     Average number of common shares used in diluted computation         31,729        32,665
                                                                        =======       =======
Earnings per share:
     Basic ......................................................       $  0.50       $  0.35
                                                                        =======       =======
     Diluted ....................................................       $  0.49       $  0.34
                                                                        =======       =======

     The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2000 and September 24, 1999.

                                                                           NINE MONTHS ENDED
                                                                   -------------------------------
                                                                     SEPTEMBER 30,  SEPTEMBER 24,
                                                                         2000           1999
                                                                   ---------------  --------------
                                                                         (AMOUNTS IN THOUSANDS,
                                                                       EXCEPT PER SHARE AMOUNTS)
                                                                   -------------------------------
Net income ......................................................       $49,028       $27,854
                                                                        =======       =======
Shares of common stock and common stock equivalents:
     Average number of common shares used in basic computation ..        30,828        30,695
     Effect of dilutive securities - options ....................           662         1,403
                                                                        -------       -------
     Average number of common shares used in diluted computation         31,490        32,098
                                                                        =======       =======
Earnings per share:
     Basic ......................................................       $  1.59       $  0.91
                                                                        =======       =======
     Diluted ....................................................       $  1.56       $  0.87
                                                                        =======       =======

NET CAPITAL REQUIREMENT

     ITG Inc. is subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

     At September 30, 2000, ITG Inc. had net capital of $75.1 million, which was $74.8 million in excess of required minimum net capital.

CONTINGENCIES

     In 1998, we received a "30-day letter" from the IRS proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. On September 18, 2000, we entered into a closing agreement with the IRS with respect to the compensation plan deductions, whereby the IRS agreed that the deductions taken were allowable deductions. This agreement eliminates approximately $7.6 million of the $9.6 million potential tax deficiency raised by the IRS in 1998. We are continuing to pursue the resolution of the research and development tax credit issue and we believe that the ultimate resolution will not be material to the financial position of the company.

     Our company may continue to be liable for certain liabilities of our former parent, Jefferies Group, despite the express assignment of such liabilities to, and the express assumption of such liabilities by, New Jefferies. Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement executed in connection with the spin-off, New Jefferies will be obligated to indemnify ITG for liabilities related to ITG's former parent and its subsidiaries, but not for liabilities related to our company. Under those agreements, ITG will be obligated to indemnify New Jefferies for liabilities related to our company. ITG's ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

     At September 30, 2000 and December 31, 1999, we had outstanding capital contribution commitments to a limited partnership in the amount of $750,000 and $1,500,000, respectfully.


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

     o    Client Site: front end software;

          o QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations; and

          o ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

         Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed in the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched in POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client Site revenue any order that is sent by our clients, through ITG's front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes interest and dividend income/expense, market gains/losses, financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business and fee income from the development of European software products.


EXPENSES:

         Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA, Inc. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes amortization of goodwill and equity gain/loss on our ITG Europe, ITG Australia and Vostock (our joint venture with WIT Capital Corporation to market an online auction system for secondary and follow-on equity offerings). Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of capitalized software and goodwill, legal, audit, tax, consulting and promotional expenses.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 24, 1999

     The table below sets forth, certain items in the statement of operations expressed as a percentage of total revenues for the periods indicated:

                                                                        NINE MONTHS ENDED
                                                                --------------------------------
                                                                 SEPTEMBER 30,  SEPTEMBER 24,
                                                                --------------------------------
                                                                     2000            1999
                                                                --------------------------------
Revenues:                                                           100.0%           100.0%
     Commissions
         POSIT............................................           51.3             56.9
         Electronic trading desk..........................           20.7             20.2
         Client site......................................           23.8             21.7
     Other................................................            4.2              1.2
Expenses:
     Compensation and employee benefits...................           24.8             22.8
     Transaction processing...............................           13.7             14.1
     Software royalties...................................            6.7              7.4
     Occupancy and equipment..............................            5.3              5.9
     Telecommunications and data processing services......            3.9              4.3
     Net loss on long-term investments ...................            1.6              0.9
     Spin-off costs ......................................            0.0              4.1
     Other general and administrative.....................            6.7              7.1
                                                                --------------------------------
         Total expenses...................................           62.7             66.6
                                                                --------------------------------

Income before income tax expense..........................           37.3             33.4
Income tax expense........................................           16.4             16.4
                                                                --------------------------------
Net income................................................           20.9             17.0
                                                                ================================

EARNINGS PER SHARE:

         Basic net earnings per share for the nine months ended September 30, 2000 ("First Nine Months 2000") increased $0.68, or 75%, from $0.91 to $1.59 for the nine months ended September 24, 1999 ("First Nine Months 1999"). Diluted net earnings per share increased $0.69, or 79%, from $0.87 to $1.56. Diluted net earnings per share for the First Nine Months 1999, excluding non-recurring charges of $6.7 million incurred in connection with our spin-off from Jefferies Group, were $1.05. There were no such spin-off charges in First Nine Months 2000.

REVENUES:

         Total revenues increased $70.7 million, or 43%, from $163.5 million to $234.3 million. There were 184 trading days in the First Nine Months 1999 and 189 trading days in the First Nine Months 2000. Revenues per trading day increased by $351,000, or 39%, from $889,000 to $1,239,000. Revenues per employee increased $72,000, or 14%, from $524,000 to $596,000.

         POSIT, Electronic Trading Desk and Client Site revenues increased 39% over the First Nine Months 1999 as a result of providing our clients with broadened access to liquidity sources, such as linking to electronic communications networks ("ECNs"), and tools for understanding and minimizing trading costs. The increase in revenues reflects both an increase in trading volume from existing clients and an increase in the number of customers.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         The number of shares crossed on the POSIT system increased 1.5 billion, or 33%, from 4.6 billion in the First Nine Months 1999 to 6.1 billion in the First Nine Months 2000. The number of shares crossed on the POSIT system per day increased 7.3 million, or 29%, from 25.1 million to 32.4 million.

         Electronic Trading Desk revenues increased 47%, as a result of volume increases including the impact of our Company becoming the clearing and execution broker for two large introducing brokers.

         Of Client Site revenues, our QuantEx and ITG Platform products increased 44%, representing 70% of the increase in Client Site revenues. The remaining increase was from customers for whom we developed custom connections to reach liquidity sources, primarily the NYSE's Super Designated Order Turn-around System ("DOT") and ECNs.

         Other revenues increased primarily from a gain recorded on the sale of our remaining investment in Versus Technologies, Inc. and increases in investment income arising from larger average interest-earning balances and improved rates of return.

EXPENSES:

         Total expenses excluding income tax expense for the First Nine Months 2000 increased $38.0 million, or 35%, from $108.8 million in the First Nine Months 1999 to $146.8 million in the First Nine Months 2000.

         COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased as a result of increases in headcount, financial performance based compensation and additional compensation necessary to attract and retain quality personnel. As of September 30, 2000 we had 393 employees, representing an increase of 26% or 81 employees since September 24, 1999. Approximately 57% of the increase in employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. In addition, the increase in headcount includes 18 employees staffed in ITG Canada Corp.. Average compensation and employee benefits expenses per person increased $28,000, or 23%, from $120,000 to $148,000.

         TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 14.1% to 13.7% of revenues. Execution costs decreased as a result of a decrease in floor brokerage costs as we are no longer charged by NYSE Specialists for trades executed within five minutes. These savings were offset by increases in ECN related costs as we continue to expand our clients' access to new liquidity sources and increases in clearing costs related to volume increases.

         SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

         OCCUPANCY AND EQUIPMENT: We continue to enhance our infrastructure and add to our employee base. Depreciation/amortization, rent and maintenance contracts represented 91% of the increase. We expanded our research and development facility in Culver City, California in December 1999 and our New York headquarters in January 2000. We added facilities in Canada in June 2000 and Waltham, Massachusetts in April 2000.

         TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Increases in our client base and employee base have resulted in increased fees for additional client data services, including market data line connections, increases in communication charges for linking clients to ITG in New York and Boston, and increases in the costs associated with infrastructure improvements.

         NET LOSS ON LONG-TERM INVESTMENTS: The increase in loss on long-term investments primarily resulted from the start-up costs of Vostock combined with losses of our ITG Europe joint venture during its second full year of operations.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         SPIN-OFF COSTS: The spin-off expenses in the First Nine Months 1999 were attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group." The Spin-off was concluded in 1999 and as a result there are no associated costs in the First Nine Months 2000.

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

INCOME TAX EXPENSE:

               The decrease in the effective tax rate from 49.1% to 43.9% resulted primarily from non-deductible spin-off expenses, which were incurred in the First Nine Months 1999.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 24, 1999

     The table below sets forth, certain items in the statement of operations expressed as a percentage of total revenues for the periods indicated:

                                                                      THREE MONTHS ENDED
                                                               --------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 24,
                                                               --------------------------------
                                                                     2000             1999
                                                               --------------------------------
Revenues:                                                          100.0%             100.0%
     Commissions
         POSIT............................................          49.6               57.5
         Electronic trading desk..........................          20.7               21.2
         Client site......................................          23.3               19.7
     Other................................................           6.4                1.6
Expenses:
     Compensation and employee benefits...................          25.6               20.9
     Transaction processing...............................          13.9               14.1
     Software royalties...................................           6.5                7.5
     Occupancy and equipment..............................           5.7                5.9
     Telecommunications and data processing services......           3.6                5.0
     Net loss on long-term investments ...................           1.6                0.5
     Spin-off costs ......................................           0.0               (0.2)
     Other general and administrative.....................           6.7                7.6
                                                               --------------------------------
         Total expenses...................................          63.6               61.3
                                                               --------------------------------

Income before income tax expense..........................          36.4               38.7
Income tax expense........................................          16.0               18.4
                                                               --------------------------------
Net income................................................          20.4               20.3
                                                               ================================


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE:

         Basic net earnings per share for the three months ended September 30, 2000 ("Third Quarter 2000") increased $0.15, or 43%, to $0.50 from $0.35 for the three months ended September 24, 1999 ("Third Quarter 1999"). Diluted net earnings per share increased $0.15, or 44%, from $0.34 to $0.49.

REVENUES:

         Total revenues increased $21.1 million, or 38.7%, from $54.6 million to $75.7 million. There were 63 trading days in both the Third Quarter 1999 and the Third Quarter 2000. Revenues per trading day increased by $335,000, or 38.7%, from $866,000 to $1,201,000. Revenues per employee increased $18,000, or 10%, from $175,000 to $193,000.

         POSIT, Electronic Trading Desk and Client Site revenues increased 32% over the Third Quarter 1999 as a result of providing our clients with broadened access to liquidity sources, such as ECNs, and tools for understanding and minimizing trading costs. Other contributing factors were increases in trading volume from existing clients and an increase in the number of customers.

         The number of shares crossed on the POSIT system increased 0.3 billion, or 19%, from 1.6 billion in theThird Quarter 1999 to 1.9 billion. The number of shares crossed on the POSIT system per day increased 5.5 million, or 22%, from
24.9 million to 30.4 million.

         Electronic Trading Desk revenues increased 36%, as a result of volume increases including the impact of our Company becoming the clearing and execution broker for two large introducing brokers.

         Of Client Site revenues, our QuantEx and ITG Platform products increased 54% representing 77% of the increase in Client Site revenues. The remaining increase was from customers for whom we developed custom connections to reach liquidity sources, primarily DOT and ECNs.

         Other revenues increased primarily from a gain recorded on the sale of our remaining investment in Versus Technologies, Inc. and increases in investment income arising from larger average interest-earning balances and improved rates of return.

EXPENSES:

         Total expenses excluding income tax expense for Third Quarter 2000 increased $14.8 million, or 44.2%, from $33.4 million in the Third Quarter 1999 to $48.2 million in the Third Quarter 2000.

         COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 81 or 26% from 312 to 393. Factors contributing to the increase were the additional compensation necessary to attract and retain quality personnel and the increase in our financial performance upon which we model our bonus compensation. During theThird Quarter 2000, we added 12 staff members to ITG Canada Corp., which increased the total to 18 employees. Average compensation and employee benefits expenses per person increased $13,000, or 36%, from $36,000 to $49,000 on a quarter to quarter basis.

         TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 14.1% to 13.9% of revenues. Execution costs decreased as a result of lower floor brokerage costs, as we are no longer charged by NYSE Specialists for trades executed within five minutes. These savings were offset by increases in ECN related costs as we continue to expand our clients' access to new liquidity sources and increases in clearing costs related to volume increases.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

         SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

         OCCUPANCY AND EQUIPMENT: Growth in our employee base and infrastructure enhancements were the primary reasons for cost increases. Depreciation/amortization on equipment purchases and leasehold improvements and increased rent expenses represented 97% of the increase. We expanded our research and development facility in Culver City, California in December 1999 and our New York headquarters in January 2000. We added facilities in Canada in June 2000 and in Waltham, Massachusetts in April 2000.

         TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Telecommunications and data processing costs remained relatively unchanged over the Third Quarter 1999.

         NET LOSS ON LONG-TERM INVESTMENTS: The increase in loss on long-term investments primarily resulted from losses of our ITG Europe joint venture during its second full year of operations and a gain recognized in the Third Quarter 1999 on the sale of our equity ownership in the Long View Group, Inc. in August 1998 which was held in escrow for one year.

         SPIN-OFF COSTS: The spin-off expenses adjustments in the Third Quarter 1999 were attributable to our legal, accounting, consulting and other expenses incurred for the spin-off and merger transactions, as discussed in "Condensed Notes to Consolidated Financial Statements - Spin-Off from Jefferies Group." The Spin-off was concluded in 1999 and as a result there are no associated costs in theThird Quarter 2000.

         OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses primarily related to consulting and marketing costs from exploring new business opportunities and as a result of increasing our client base through new installations and deeper penetration in our existing client base.

INCOME TAX EXPENSE

         The decrease in the effective tax rate from 47.5% to 43.9% resulted primarily from the spin-off tax expense adjustments in the Third Quarter 1999. There were no such spin-off adjustments in the Third Quarter 2000.

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

         We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, common stock, variable rate municipal securities and auction rate preferred stock. At September 30, 2000, such cash equivalents amounted to $171.8 million and net receivables from brokers, dealers and other, of $ 22.2 million were due within 30 days.

         We also invest a portion of our excess cash balances in cash enhanced strategies through third parties and Inference Group, our internal asset management subsidiary, which we believe should yield higher returns without any significant effect on risk. As of September 30, 2000, we had investments in (i) limited partnerships (including through Inference Group) investing in marketable securities, (ii) a hedged convertible managed account and (iii) a venture capital fund amounting to $45.1 million in the aggregate. The limited partnerships employ various strategies, including hedged convertible strategies and long/short strategies to capitalize on short term price movements. Our managed account is employing a hedged

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES convertible strategy. We may engage in other cash management strategies from time to time. We classify the securities under our managed account within securities owned, at fair value and securities sold, not yet purchased, at fair value.

         Historically, all regulatory capital needs of ITG Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. with sufficient regulatory capital. As of September 30, 2000, we had excess regulatory net capital of $74.8 million. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.


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


                                         INVESTMENT TECHNOLOGY GROUP, INC.
                                         ---------------------------------
                                                    (Registrant)


Date: NOVEMBER 9, 2000               By: /s/ HOWARD C. NAPHTALI
      ----------------------             ----------------------
                                         Howard C. Naphtali
                                         Chief Financial Officer and
                                         Duly Authorized Signatory of Registrant


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES