Form 10-K
period 2000-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2001-03-29
CIK 920424

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000                      COMMISSION FILE NUMBER 0-23644

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

 Aggregate market value of the voting stock         Number of shares outstanding of the
 held by non-affiliates of the Registrant at    Registrant's Class of common stock at March
               March 23, 2001:                                   23, 2001:

               $1,521,299,878                                   31,667,358

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

                                 Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K -- --

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement relating to the 2001 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      1

Item 2.   Properties..................................................     12

Item 3.   Legal Proceedings...........................................     12

Item 4.   Submission of Matters to a Vote of Security Holders.........     12

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................     13

Item 6.   Selected Financial Data.....................................     13

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     16

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...     22

Item 8.   Financial Statements and Supplementary Data.................     24

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     48

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     48

Item 11.  Executive Compensation......................................     48

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     48

Item 13.  Certain Relationships and Related Transactions..............     48

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
            Form 8-K..................................................     49

    QUANTEX IS A REGISTERED TRADEMARK OF THE INVESTMENT TECHNOLOGY GROUP, INC. COMPANIES

    POSIT IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE.

    SMARTSERVER, ACE, TCA AND ITG ACCESS ARE TRADEMARKS OF THE INVESTMENT TECHNOLOGY
    GROUP, INC. COMPANIES

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

                                     PART I

ITEM 1. BUSINESS

    Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation under the name Jefferies Group, Inc. ("Jefferies Group") on July 22, 1983 and its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc., broker-dealers in equity securities, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, (3) ITG Australia Limited, an institutional broker-dealer in Australia,
(4) ITG Canada Corp., an institutional broker-dealer in Canada, and
(5) Inference Group LLC, an internal asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the United States ("U.S."), Canada, Australia and Europe.

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

    - ACE and TCA: a set of pre- and post-trade tools for systematically estimating and measuring transaction costs.

    - ITG/Opt: a computer-based equity portfolio selection system.

    - ITG Access: a browser-based order routing tool.

    - Research: research, development, sales and consulting services to our clients.

    We generate revenues on a "per transaction" basis for all orders executed. Orders are delivered to us from our "front-end" software products, QuantEX, ITG Platform and ITG Access, as well as other vendors' front-ends and direct computer-to-computer links to customers. Orders may be executed on or through
(1) POSIT, (2) the New York Stock Exchange ("NYSE"), (3) certain regional exchanges, (4) market makers, (5) electronic communication networks ("ECNs")-systems which trade equity securities and (6) alternative trading systems ("ATSs").

POSIT

    POSIT was introduced in 1987 as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to also serve the active trading and broker-dealer communities. There are 521 clients currently using POSIT, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds.

    POSIT is an electronic stock crossing system through which clients enter buy and sell orders to trade single stocks and portfolios of equity securities among themselves in a confidential environment. Orders may be submitted to the system directly via QuantEX, ITG Platform, ITG Access or computer-to-computer links, or indirectly via ITG Electronic Trading Desk personnel. We also work in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

    POSIT currently accepts orders for a universe of approximately 18,000 different equity securities, but may be modified, as the need arises, to include additional equity securities. At the end of the submission window the POSIT algorithm is run. It optimizes the maximum possible number of buy and sell orders that match or "cross". Clients may specify conditions on their orders that must be satisfied, such as the requirement that the net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. POSIT prices trades at the midpoint of the best bid and offer on the primary market for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. There are currently eight scheduled crosses every business day, at 9:40 a.m., 10:00 a.m., 10:30 a.m. and then hourly, on the hour, between 11:00 a.m. and 3:00 p.m. (Eastern Time). Each scheduled cross is normally executed within a five-minute window selected randomly by the system.

    POSIT provides the following significant benefits to clients:

    - Confidential matching of buy and sell orders eliminates market impact. In contrast, participants in traditional or other open markets are constantly subject to the risk that disclosure of an order will unfavorably affect price conditions.

    - The average execution size in POSIT is more than ten times larger than the average execution size on ECNs.

    - Access to the substantial pool of liquidity represented by aggregate POSIT orders in each match.

    - Clients pay a low transaction fee on completed transactions relative to the industry average of approximately 5 cents per share. POSIT generates revenue from transaction fees charged on each share crossed through the system.

    - Immediately after each cross, the system electronically provides clients with reports of match results. Clients may then submit the unexecuted portion of their orders to subsequent POSIT matches, choose to execute unmatched orders through other means or take advantage of the Electronic Trading Desk services (described below).

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

    Clients can also access POSIT through our brokerage subsidiary, AlterNet Securities, Inc. AlterNet Securities, Inc. enables clients to execute trades in POSIT on a net basis, I.E. with the commission payable to us for the POSIT trade included in the price at which the client executes their POSIT trade. This feature is particularly attractive to our broker-dealer customers and AlterNet Securities, Inc. was created in response to broker-dealers' desires to have net pricing in POSIT.

    The following graph illustrates the average daily volume of shares crossed on POSIT since 1994:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                                 1989      1990       1991       1992       1993       1994       1995
Shares Per Day                                  642,857  1,703,557  2,320,158  4,330,709  6,221,964  7,607,913  8,953,857
Shares Millions                                     162        431        587      1,100      1,574      1,917      2,256
Days                                                252        253        253        254        253        252        252
Growth (shares/days)                                          165%        36%        87%        44%        22%        18%
                                                                                                          1994       1995
                                                                                                             8          9
                                                                                             Shares
Macintosh HD:Desktop Folder:art1.dat

                                                   1996        1997        1998        1999        2000
Shares Per Day                                  13,062,016  14,525,499  23,151,105  25,723,698  31,137,479
Shares Millions                                      3,318       3,675       5,834       6,482       7,847
Days                                                   254         253         252         252         252
Growth (shares/days)                                   46%         11%         59%         11%         21%
                                                      1996        1997        1998        1999        2000
                                                        13          15          23          26          31
Macintosh HD:Desktop Folder:art1.dat

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

    Rule-based strategies can be based on a wide range of quantitative models. Passive traders can use QuantEX strategies to help minimize slippage from various benchmarks, reduce tracking errors and achieve desired sector balances. Active traders can build models to match a wide variety of trading approaches, such as pair trading, market-neutral algorithms and index or risk arbitrage. QuantEX strategies can involve the human trader in each order decision, or can fully automate the trading process, depending on the client's preference.

    QuantEX analyzes lists of securities based on the individual user's trading strategy. QuantEX provides clients access to our proprietary research, including pre-trade, post-trade and intra-day analytical tools. QuantEX has access to the ITG Data Center, which is a comprehensive historical database that provides a variety of derived analytics based upon raw historical data. Our support specialists translate the trading criteria developed by the client into a set of rules for trading securities, which are then loaded into QuantEX. QuantEX applies the client's proprietary trading rules to a continuous flow of current market information on the list of securities selected by the user to generate real-time decision support. A user's rules can be based on a wide range of quantitative models or strategies, such as liquidity measures, technical indicators, price benchmarks, tracking to specific industries and sectors, pairs or other long or short strategies, index arbitrage, risk measurements and liquidity parameters for trade urgency, size or timing. These rules typically serve as a guide in support of a client's trading decisions. In addition, QuantEX supports the ability to implement these trading decisions automatically via an auto-trading strategy.

    As such, QuantEX can automate the complex trade management requirements typical of investment strategies that trade large volumes of securities through multiple sources of liquidity. Orders can be electronically routed to multiple markets, including the NYSE, the American Stock Exchange and certain regional stock exchanges, the Nasdaq National Market, POSIT, our SmartServers, the Electronic Trading Desk, over-the-counter market-makers, and selected broker-dealers, ECNs and ATSs. We intend to create links to additional ATSs and other liquidity sources where appropriate. Trades routed through QuantEX are automatically tracked and summarized. Each order can be monitored by source of execution, by trade list, by portfolio or globally with all other orders placed. QuantEX's built-in trade allocation features provides a facility for automated back-office clearance and settlement. QuantEX supports the Financial Information eXchange ("FIX") messaging protocol and can link to other FIX compliant systems.

    QuantEX also allows our clients to access our ISIS facility, an equity pre- and post-trade analysis system. Via the ISIS facility, QuantEX users can request both aggregate and stock-by-stock liquidity reports for a portfolio trade prior to and during execution. Clients can generate standard reports or use a report writer to design custom reports. Certain elements of these reports can also be displayed directly on the QuantEX execution page and referenced in QuantEX strategies. These pre-trade analyses help QuantEX users make decisions about how best to trade a portfolio, for example by helping identify the most difficult trades for special handling. The ISIS post-trade reporting facility allows QuantEX users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Available benchmarks include the volume-weighted average price, closing price and opening price.

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

    Revenues are generated through commissions and transaction fees charged for each trade electronically routed through QuantEX to the many destinations available from the application. We do not derive royalties from the sale or licensing of the QuantEX software. As of December 31, 2000, there were 118 installations of QuantEX at 55 client sites.

SMARTSERVERS

    SmartServers are automated trading destinations that accept orders from client workstations and execute them using a computerized trading strategy. All SmartServers are physically located at ITG, and are accessed electronically by clients via the ITG Platform or QuantEX, via direct connections or via our Electronic Trading Desk. Each SmartServer is an automated trading agent pre-programmed with a particular trading style. By using these agents, traders can focus their attention on a subset of their orders, letting the SmartServer trade the rest of the list.

    Currently, we provide two strategy-based servers: the VWAP SmartServer and the SPI SmartServer. The VWAP SmartServer is designed to allow clients to direct their orders to us to be executed in a manner designed to closely track a security's volume-weighted average price, or VWAP, throughout the trading day. The VWAP SmartServer analyzes liquidity and market conditions and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

    The SPI SmartServer is designed to improve trading performance of small- and medium-size orders that are traditionally executed as market orders. The SPI SmartServer analyzes momentum, volatility, and money flow indicators to decide how and when to trade an order to improve upon the results expected from a market order. Clients may choose a time horizon for each order, anywhere from 5 to 30 minutes, whereby the SPI SmartServer monitors the market and determines the timing, pricing, and size of outgoing orders using real-time market data.

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

    In addition to order management services for POSIT, the Electronic Trading Desk provides agency execution services. QuantEX, ITG Platform and ITG Access clients deliver lists of orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically to the client's terminal. Trading desk personnel are thereby able to assist customers with decision support analyses generated by ITG Platform, QuantEX or ITG Access and with the execution of trades. Clients give our traders single stock orders or lists of orders to work throughout the day as well as unfilled orders that remain due to order imbalances in POSIT matches.

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

    The Portfolio Trading Group of our desk focuses on agency-only list and program trading. By employing a step-by-step process that leverages technology and access to multiple sources of liquidity, the Portfolio Trading Group seeks to systematically achieve high quality executions for the client. A client program is evaluated with a pre-trade analysis to determine aggregate portfolio characteristics, liquidity ranking and market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using QuantEX to meet execution objectives on an agency basis. After the execution is completed, we provide the client with comprehensive reports analyzing execution results utilizing ITG Research products.

ITG PLATFORM

    ITG Platform, introduced in the first quarter of 1996, provides clients with seamless connectivity from their desktop to a variety of execution destinations, such as POSIT, the Electronic Trading Desk, our SmartServers, the NYSE, the American Stock Exchange and certain regional stock exchanges, the Nasdaq National Market, other over-the-counter market makers and selected ECNs. We intend to create links to additional liquidity sources where appropriate. Orders may be corrected or canceled electronically, and all reports are delivered electronically back to the ITG Platform. ITG Platform also supports special trading interfaces as needed by POSIT strategies and SmartServers. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics, such as average historical share volumes, dollar volumes, volatility and historical spread statistics. We recently released a new version of ITG Platform that provides our clients enhanced list trading capabilities and access to ECN order types. The new version of ITG Platform also provides certain clients with access to real time Nasdaq Level II data as well as the ability to communicate with us via the Internet or through private networks.

    ITG Platform was intended for broad distribution to institutional clients, so it was designed to run in conventional PC environments alongside other applications, and be inexpensive to install, maintain and support.

    Many technical features support these goals:

    - Other applications can link to ITG Platform using the FIX data messaging protocol or the "drag and drop" method.

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

    As of December 31, 2000, there were 362 installations of ITG Platform at 199 client sites.

ACE PRE-TRADE AND TCA POST-TRADE TRANSACTION COST ANALYSIS

    Accessed through the Internet, ACE and TCA are equity pre- and post-trade analysis systems. ACE and TCA users can request both aggregate and stock-by-stock liquidity reports for a trade portfolio prior to, during and following execution. Clients can generate standard reports built into the browser-based applications. Reports can be viewed, printed or saved to a file.

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

ITG/OPT

    ITG/Opt is a computer-based equity portfolio selection system that employs advanced optimization techniques to help investors construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to "long/short" and taxable investors, as well as any investor seeking to control transaction costs. ITG/Opt is usually delivered as a "turnkey" system that includes software and, in some cases, hardware and data. Included in the service is telephone and on-site support to assist in training and integrate the system with the user's other investment systems and databases, with the goal of tightly coupling ITG/Opt to the client's workflow. In addition to its core portfolio construction capabilities, ITG/Opt has powerful backtesting and batch scheduling features that permit efficient researching of new or refined investment strategies. The system, which is targeted at highly sophisticated investment applications, is offered primarily to our largest clients. Typically, portfolios that are constructed using ITG/Opt are executed via ITG, using one or more execution services, such as QuantEX, the Electronic Trading Desk and POSIT.

ITG ACCESS

    ITG Access is our latest trading tool allowing users to take advantage of ITG's advanced trading services from anywhere through the Internet. ITG Access is a browser-based order routing tool for sending orders to POSIT and the Electronic Trading Desk.

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

    Consulting encompasses a set of value-added services for the benefit of our clients. These services break down into three main categories: product support, development of customized trading strategies and provision of quantitative analysis. The products supported by Research are QuantEX, ACE, TCA, ITG Platform, POSIT, and ITG/Opt. Support activities include trading strategy design and implementation, system integration, training and coordination of technical support. Strategy development involves building customized QuantEx strategies that automate the trading styles of specific clients. Quantitative analysis covers a broad range of activities such as transaction cost analysis, investment strategy simulations and provision of historical time series of proprietary analytics. As part of its analysis activities, Research publishes and distributes studies on topics of interest to our clients. In the same way users of fundamental research compensate the traditional brokerage houses that provide such research (i.e., directing commissions to such brokerage houses), our clients reward the firm for these value-added research services.

ITG EUROPE

    In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded Investment Technology Group (Europe) Limited. On November 18, 1998, ITG Europe launched a new agency brokerage operation that includes the operation of a European version of the POSIT system which currently runs six daily matches, at 9:00 a.m., 10:00 a.m., 11:00 a.m., 12:00 noon, 2:00 p.m. and 3:00 p.m., London time covering the equities of eight European markets: the U.K., France, Germany, Switzerland, the Netherlands, Spain, Italy and Belgium. On January 12, 2001 we signed an agreement with Societe Generale to acquire their entire interest in ITG Europe for $18.5 million. Closing of the transaction is expected to occur in the second quarter of 2001. We intend to continue to pursue the international market in a variety of ways, including through joint-ventures with strategic partners and the development of specially-tailored versions of our services.

ITG AUSTRALIA

    In 1997, we entered into a 50/50 joint venture with Burdett, Buckeridge & Young and founded ITG Australia Limited, an international brokerage firm that applies our cost-saving execution and transaction research technologies to Australian equity trading. In November of 2000, we acquired the remaining interest in ITG Australia (from Burdett and certain employees of ITG Australia) that we did not already own, bringing our ownership interest up to 100%. Through ITG Australia we are continuing to provide ITG products to local investors for use in the local market, provide U.S. clients with access to the Australian marketplace and pursue U.S. business from Australian investors.

ITG CANADA

    In April 2000, we announced the formation of our Canadian subsidiary, ITG Canada Corp., which functions as an institutional broker-dealer in Canada. ITG Canada will provide Canadian institutions access to many of the ITG products provided to our U.S. customer base including a version of QuantEX developed for the Canadian markets. E*Trade Technologies Corporation is also a licensed distributor of QuantEX in Canada.

    In November 2000, the POSIT Joint Venture announced that it was in discussions with the Toronto Stock Exchange ("TSE") to license POSIT to the TSE to operate POSIT as a facility of the TSE for TSE listed securities. An official launch date will be determinded once definitive documentation has been completed by the parties.

REGULATION

    The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. Regulation of broker-dealers has been primarily delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. and national securities exchanges. The National Association of Securities Dealers has been designated by the SEC as our self-regulatory organization. The self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. ITG Inc. is a registered broker-dealer in 50 states and the District of Columbia. AlterNet Securities, Inc. is a registered broker-dealer in 12 states.

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

    ITG Inc. and AlterNet Securities, Inc. are required by law to belong to the Securities Investor Protection Corporation. In the event of a broker-dealer's insolvency, the Securities Investor Protection Corporation fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

REGULATION ATS

    From the formation of the POSIT Joint Venture until the adoption of Regulation ATS, POSIT had operated under a "no-action" letter from the SEC staff that it would not recommend that the SEC commence an enforcement action if POSIT were operated without registering as an exchange. Since effectiveness of Regulation ATS on April 21, 1999, we have operated POSIT as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, POSIT is not registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems.

NET CAPITAL REQUIREMENT

    As registered broker-dealers, both ITG Inc. and AlterNet Securities, Inc. are subject to the SEC's uniform net capital rule. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

    The net capital rule requires a broker-dealer doing business with the public to maintain certain minimum net capital standards. ITG Inc. is required to maintain net capital equal to the greater of $250,000 or 2% of its aggregate debit balances (primarily receivables from clients and broker-dealers). As of December 31, 2000, ITG Inc. had net capital of $99.5 million, which exceeded minimum net capital requirements by $99.2 million.

    AlterNet Securities, Inc. is required to maintain net capital equal to the greater of $100,000 or 6 2/3% of its aggregate indebtedness. As of December 31, 2000, AlterNet Securities, Inc. had net capital of $1.0 million, which was $0.9 million in excess of required net capital.

    Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements for each of ITG Inc. and AlterNet Securities, Inc., a shortfall in net regulatory capital would have a material adverse effect on our business and our results of operations.

    A change in the net capital rules, imposition of new rules or any unusually large charge against capital could limit certain operations of ITG Inc. or AlterNet Securities, Inc., such as trading activities that require the use of significant amounts of capital.

CREDIT RISK

    Credit risk is the amount of accounting loss ITG Inc. and AlterNet Securities, Inc. would incur if a counterparty failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations for ITG Inc. and AlterNet Securities, Inc. are performed by their clearing broker pursuant to a clearing agreement. The clearing broker reviews, as considered necessary, the credit risk associated with the nonperformance of counterparties in securities transactions. Credit risk can be directly impacted by volatile securities markets, credit markets and regulatory charges.

LICENSE AND RELATIONSHIP WITH BARRA

    In 1987, Jefferies & Company, Inc. and BARRA Inc. formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies &
Company, Inc. assigned all of its rights relating to the joint venture and the license agreement, discussed below, to us.

    The technology used to operate POSIT is licensed to us pursuant to a perpetual license agreement between ITG Inc. and the POSIT joint venture. The license agreement grants ITG Inc. the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. Under the license agreement, ITG Inc. pays quarterly royalties to the POSIT joint venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. For the years ended December 31, 2000, 1999 and 1998, BARRA earned aggregate royalty income in respect of U.S. POSIT of $20.2 million, $16.9 million, and $15.2 million, respectively, under the license agreement.

    The license agreement permits BARRA on behalf of the joint venture to terminate the agreement upon certain events of bankruptcy or insolvency or upon an uncured breach by ITG Inc. of certain covenants, the performance of which are all within our control. Although we do not believe that we will experience difficulty in complying with our obligations under the license agreement, any termination of the license agreement resulting from an uncured default would have a material adverse effect on us.

    Under the license agreement and the terms of the joint venture, BARRA continues to provide certain support services to ITG Inc. in connection with the operation of POSIT, including computer time, software updates and the availability of experienced personnel. BARRA also provides support for the development and maintenance of POSIT.

    Under the terms of the joint venture, BARRA generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the joint venture. The POSIT joint venture may earn a royalty from licensing the POSIT technology to other businesses. The joint venture licensed to ITG Australia Limited and ITG Europe the right to use the POSIT technology for crossing equity securities in Australia and Europe.

COMPETITION

    The automated trade execution and analysis services offered by us compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, Nasdaq, ATSs and ECNs such as Instinet, for trade execution services. Many of our competitors have substantially greater financial, research and development and other resources. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that POSIT, QuantEX, ITG Platform, the Electronic Trading Desk and Research services have established certain competitive advantages, our ability to maintain these advantages will require continued investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages. In addition, we cannot predict the effect that changes in regulation may have on the competitive environment.

RESEARCH AND PRODUCT DEVELOPMENT

    We believe that fundamental changes in the securities industry have increased the demand for technology-based services. We devote a significant portion of our resources to the development and improvement of these services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. The software programs which are incorporated into our services, are subject, in most cases, to intellectual property protection. Research and development costs were $16.5 million, $9.7 million and $8.6 million for 2000, 1999 and 1998, respectively.

    In connection with such research, product development and capital expenditures to improve other aspects of our business, we incur substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. Conversely, sudden surges in transaction volumes can result in increased profit and profit margin. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur, the expenses related to such investments could, as they have in the past, cause reduced profitability or losses.

DEPENDENCE ON PROPRIETARY INTELLECTUAL PROPERTY; RISKS OF INFRINGEMENT

    Our success is dependent, in part, upon our proprietary intellectual property. We generally rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods and products. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any patent, copyright or trademark we may obtain will protect our competitive advantages. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S.

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

EMPLOYEES

    As of December 31, 2000, we employed 443 personnel.

ITEM 2. PROPERTIES

    Our principal offices are located at 380 Madison Avenue in New York City. We currently lease the entire 4th floor and part of the 7th floor or approximately 70,728 square feet of office space. In anticipation of future expansion we have also leased a portion of the 5th floor (approximately 12,726 square feet of office space). This additional space on the 5th floor and a portion of the 7th floor is currently being sublet. The lease payments as compared to the rental income for the 5th and 7th floors, will have an immaterial effect upon our operating results. The fifteen-year lease terms for the 4th and 5th floors and the thirteen-year lease term for the 7th floor expire in January 2013.

    We also maintain a research, development and technical support services facility in Culver City, California where we occupy approximately 48,302 square feet of office space. We have leased an additional 23,520 square feet in this facility, which we currently sublet. The lease payments as compared to the rental income will have an immaterial effect upon our operating results. We lease the California facility pursuant to lease agreements that expire in December 2005.

    Additionally, we also maintain a backup and regional office in Boston, Massachusetts where we occupy approximately 10,588 square feet of office space. The ten-year lease term for this space expires in April 2005.

    During 2000, we opened an office for our internal asset management subsidiary in Waltham, Massachusetts where we occupy approximately 2,847 square feet of office space. The lease agreement expires in April 2003.

    We have a research facility in Herzliya, Israel where we occupy approximately 5,712 square feet of office space. We lease the Israel space pursuant to a four-year lease agreement that expires in November 2003.

    In 2000, we opened a trading facility in Toronto, Canada where we occupy approximately 5,607 square feet of office space. We lease the Canadian space pursuant to a seven-year lease agreement that expires in December 2007.

    We have trading facilities in Melbourne and Sydney, Australia where we occupy approximately 4,753 and 1,148 square feet of office space, respectively. We lease the Melbourne space pursuant to a three-year lease agreement that expires in June 2003 and we lease the Sydney space pursuant to a five year lease agreement that expires in July 2001. We intend to occupy new office space in Sydney commensurate with the expiration of our existing lease agreement.

ITEM 3. LEGAL PROCEEDINGS

    In 1998, we received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. On September 18, 2000, we entered into a closing agreement with the IRS with respect to the compensation plan deductions, whereby the IRS agreed that the deductions taken were allowable deductions. This agreement eliminates approximately $7.6 million of the $9.6 million potential tax deficiency raised by the IRS in 1998. We are continuing to pursue the resolution of the research and development tax credit issue and we believe that the ultimate resolution will not be material to the financial position of our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

    Our common stock was quoted on the Nasdaq National Market under the symbol "ITGI" until April 26, 1999. Effective April 27, 1999, and in connection with our spin-off from Jefferies Group, our common stock split based upon a 1.5955 to 1 exchange ratio and began trading on the New York Stock Exchange under the symbol "ITG".

    The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market or the New York Stock Exchange, as applicable.

                                                                   NASDAQ(1)               NYSE
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
1999
  First Quarter.............................................   $43.53     $22.96        N/A        N/A
  Second Quarter (through April 26).........................    43.28      31.91        N/A        N/A
  Second Quarter (from April 27)............................      N/A        N/A     $46.98     $29.24
  Third Quarter.............................................      N/A        N/A      35.40      22.31
  Fourth Quarter............................................      N/A        N/A      28.55      19.27
2000
  First Quarter.............................................      N/A        N/A      40.56      27.44
  Second Quarter............................................      N/A        N/A      46.50      28.38
  Third Quarter.............................................      N/A        N/A      50.69      38.88
  Fourth Quarter............................................      N/A        N/A      42.94      30.25

------------------------------

1 High and low closing sales prices per share of our common stock as reported on the Nasdaq National Market have been adjusted to reflect our common stock split in connection with the spin-off at an exchange ratio of 1.5955 to 1.

    On March 23, 2001, the closing sales price per share for our common stock as reported on the New York Stock Exchange was $48.04. On March 23, 2001, we believe that our common stock was held by approximately 4,600 stockholders of record or through nominees in street name accounts with brokers.

    In connection with our spin-off from Jefferies Group we paid a special cash dividend of $4.00 per share to each stockholder of record as of April 20, 1999. Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected Consolidated Statement of Operations data and the Consolidated Statement of Financial Condition data presented below as of and for each of the years in the five-year period ended December 31, 2000, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, independent auditors. Earnings per share information prior to 1997 has been retroactively restated to conform with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, and earnings per share information prior to 1999 has been retroactively restated to reflect our spin-off from Jefferies Group. See Note 1, ORGANIZATION AND BASIS OF PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 30. Such data should be read in connection with the consolidated financial statements contained on pages 30 through 48.

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Total revenues............................  $310,405   $232,044   $212,205   $137,042   $111,556
Total expenses............................   197,409    149,183    131,270     89,782     70,555
                                            --------   --------   --------   --------   --------
Income before income taxes................   112,996     82,861     80,935     47,260     41,001
Income tax expense........................    49,403     37,435     37,541     20,343     17,666
                                            --------   --------   --------   --------   --------
Net income................................  $ 63,593   $ 45,426   $ 43,394   $ 26,917   $ 23,335
                                            ========   ========   ========   ========   ========
Basic net earnings per share of common
  stock...................................  $   2.05   $   1.48   $   1.48   $   0.93   $   0.80
                                            ========   ========   ========   ========   ========
Diluted net earnings per share of common
  stock...................................  $   2.02   $   1.42   $   1.41   $   0.89   $   0.79
                                            ========   ========   ========   ========   ========
Basic weighted average shares outstanding
  (in millions)...........................      31.0       30.7       29.3       29.0       29.2
Diluted weighted average shares and common
  stock equivalents outstanding (in
  millions)...............................      31.6       31.9       30.8       30.2       29.7

CONSOLIDATED STATEMENT OF FINANCIAL
  CONDITION DATA:(1)
Total assets..............................  $281,712   $179,488   $180,706   $113,641   $ 82,798
Total stockholders' equity................  $210,416   $115,652   $143,709   $ 93,763   $ 67,093

OTHER SELECTED FINANCIAL DATA:
Revenues per trading day (in thousands)...  $  1,232   $    921   $    842   $    542   $    439
Shares executed per day (in millions).....        65         46         43         27         22
Revenues per average number of employees
  (in thousands)..........................  $    843   $    793   $    899   $    741   $    803
Average number of employees...............       368        293        236        185        139
Total number of customers(1,2)............       613        572        535        452        417
  POSIT(2)................................       521        492        490        414        396
  QuantEX(3)..............................        55         52         52         43         55
  ITG Platform(3).........................       199        188        140         48         36
Total number of customer
  installations:(1,3)
  QuantEX.................................       118        103         97         84        109
  ITG Platform............................       362        296        201         69         67
Return on average stockholders' equity....      38.1%      34.4%      37.4%      33.9%      45.5%
Book value per share(4)...................  $   6.66   $   3.86   $   4.85   $   3.23   $   2.30
Tangible book value per share(4)..........  $   6.52   $   3.83   $   4.80   $   3.16   $   2.22
Price to earnings ratio using diluted net
  earnings per share of common stock......      20.7       19.9       27.6       19.7       15.3

    The following graph represents the number of shares ITG Inc. executed as a percentage of the market volume in the U.S. market since 1994.(5)

                   ITG VOLUME AS PERCENTAGE OF MARKET VOLUME

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                       1994   1995   1996   1997   1998   1999   2000
ITG as % of NYSE/NASD  1.70%  1.90%  2.26%  2.24%  2.94%  2.45%  2.52%

------------------------------

1   Numbers are as of December 31st of each year.

2 Total customers and POSIT customers include those U.S. customers who have generated revenues in excess of $1,000 in such year.

3 For the years ended December 31, 2000, 1999, 1998 and 1997, QuantEx and ITG Platform customers and customer installations include those customers and installations that have either (a) traded 100,000 shares in the last quarter of such calendar year or (b) traded shares on at least 12 different days during such quarter. For the year ended December 31, 1996, QuantEx and ITG Platform customers and customer installations include those customers who have generated revenues in excess of $1,000 in such year.

4 The prior years have been restated to reflect the Company's spin-off from Jefferies Group. See Note 1, ORGANIZATION AND BASIS OF
    PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 30.

5 The percentages on the graph are total ITG shares executed divided by the "market" volume. Total ITG shares executed includes total POSIT shares, shares executed by the Electronic Trading Desk and shares executed via Client site products. Market volume includes shares executed by and as provided by the New York Stock Exchange and Nasdaq. Market volume excludes ITG shares executed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

GENERAL

REVENUES:

    We generate substantially all of our revenues from the following three products and services, each contributing to our single line of business:

    - POSIT: a confidential electronic stock crossing system;

    - Electronic Trading Desk: an agency-only trading desk;

    - Client Site Front End Software; QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations; and ITG
      Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

    Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched in POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client site revenue any order that is sent by our clients, through ITG's Client site systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business,
(c) fees for development and other services provided to our unconsolidated international affiliates and (d) realized gains and losses in connection with our cash management activities.

EXPENSES:

    Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, partially offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net loss on long-term investments includes equity gain/loss on joint venture investments, offset by realization of deferred gains on the sale of investments in 1998. Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of software and goodwill, legal, audit, tax, consulting and promotional expenses.

RESULTS OF OPERATIONS

    The table below sets forth certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:...................................................   100.0%     100.0%     100.0%
  Commissions:
    POSIT...................................................    49.8       55.7       55.1
    Electronic trading desk.................................    21.6       20.5       23.4
    Client site.............................................    24.5       22.0       19.9
  Other.....................................................     4.1        1.8        1.6
Expenses:
  Compensation and employee benefits........................    24.9       22.3       24.3
  Transaction processing....................................    14.2       13.9       12.7
  Software royalties........................................     6.5        7.3        7.2
  Occupancy and equipment...................................     5.5        5.7        5.6
  Telecommunications and data processing services...........     4.0        4.1        3.8
  Net loss on long-term investments.........................     1.6        1.1        0.1
  Spin-off costs............................................      --        2.8        0.9
  Other general and administrative..........................     6.9        7.1        7.3
    Total expenses..........................................    63.6       64.3       61.9
Income before income tax expense............................    36.4       35.7       38.1
Income tax expense..........................................    15.9       16.1       17.7
Net income..................................................  20.5..       19.6       20.4

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

EARNINGS PER SHARE

    Basic net earnings per share for 2000 and 1999 were $2.05 and $1.48, respectively. Diluted net earnings per share increased $0.60, or 42%, from $1.42 to $2.02. Diluted net earnings per share for 2000 and 1999, excluding non-recurring charges (net of tax benefits) of $3.9 million, in 1999, incurred in connection with our spin-off from Jefferies Group, were $2.02 and $1.54, respectively.

REVENUES

    Total revenues increased $78.4 million, or 34%, from $232.0 million to $310.4 million. There were 252 trading days in both 1999 and 2000. Revenues per trading day increased by $311,000, or 34%, from $921,000 to $1,232,000. Revenues per average number of employees increased $50,000, or 6%, from $793,000 to $843,000.

    The number of shares crossed on the POSIT system increased 1.3 billion, or 21%, from 6.5 billion to 7.8 billion which drove the $25.2 million or 19% POSIT revenue increase from $129.4 million in 1999 to $154.6 million in 2000. The number of shares crossed on the POSIT system per day increased 5.4 million, or 21%, from 25.7 million to 31.1 million. Client site revenues increased 49% reflecting an increase in share volume of 2.4 billion or 77%, from 3.1 billion in 1999 to 5.5 billion in 2000. The increase in share volume was partially offset by an 18% decrease in average client site revenue per share in 2000 attributable, in part, to growth in executions by our clients through ECNs. Electronic Trading Desk revenues increased 41% primarily from an increase in share volume of 1.0 billion or 50% from 2.0 billion in 1999 to 3.0 billion in 2000, partially offset by an 8% decrease in the average revenue per share in 2000 attributable, in part, to growth in executions by our clients through ECNs. Other revenues increased primarily due to (a) a one-time gain recorded on the sale of our remaining investment in Versus Technologies, Inc., (b) increases in investment income arising from larger average interest-earning balances and improved rates of return and (c) international development fee income, which were partially offset by interest costs incurred on accelerated settlement of transactions in the normal course of business.

EXPENSES

    Total expenses excluding income tax expense for 2000 increased $48.2 million, or 32%, from $149.2 million to $197.4 million.

    The following table itemizes expenses by category (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999      CHANGE    % CHANGE
                                                           --------   --------   --------   --------
Compensation and employee benefits.......................  $77,177    $51,717     25,460       49.2
Transaction processing...................................   43,978     32,282     11,696       36.2
Software royalties.......................................   20,187     16,851      3,336       19.8
Occupancy and equipment..................................   16,953     13,295      3,658       27.5
Telecommunications and data processing services..........   12,319      9,428      2,891       30.7
Net loss on long-term investments........................    5,263      2,674      2,589       96.8
Spin-off costs...........................................       --      6,516     (6,516)    (100.0)
Other general and administrative.........................   21,532     16,420      5,112       31.1
Income taxes.............................................   49,403     37,435     11,968       32.0

    COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 125 employees or 39% from 318 to 443, payment of additional compensation necessary to attract and retain quality personnel and increased bonus expense due to our performance-based compensation plan. Approximately 44% of the increase in employees were staffed in technology, product development and production infrastructure and 38% of the increase in employees related to the addition of Canada and Australia. Average compensation and employee benefits expenses per (average) headcount increased $33,000, or 19%, from $177,000 to $210,000.

    TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 13.9% to 14.2% of revenues. ECN costs increased $8.4 million from $1.4 million in 1999 to $9.8 million in 2000. Additionally, clearing costs increased by $4.6 million in 2000 from $14.8 million in 1999 to $19.4 million in 2000 as a result of share volume increases and a decrease in the average ticket size. Partially offsetting the increases were decreases in Super DOT costs, primarily specialist charges, due to a pricing change which eliminated NYSE specialist charges for trades executed within 5 minutes as compared to 2 minutes in 1999.

    SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of U.S. POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

    OCCUPANCY AND EQUIPMENT: The increase in headcount and infrastructure enhancements resulted in increased equipment purchases and the associated depreciation and maintenance expenses. In addition, rent expense increased due to the expansion of our research and development facility in Culver City, California, and our New York headquarters, as well as the opening of additional offices during 2000 in Toronto, Canada and Waltham, Massachusetts.

    TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Increases in our client base and employee base resulted in additional client data services, including market data line connections, increased communication charges to link clients to ITG in New York and Boston, and for infrastructure improvements to accommodate volume growth and the expected move to decimalization. Telecommunications and data processing services as a percentage of revenues decreased slightly to 4.0% in 2000 from 4.1% in 1999.

    NET LOSS ON LONG-TERM INVESTMENTS: The increase in loss on long-term investments in 2000 over 1999 primarily resulted from the recorded losses incurred by our European joint venture, a $944,000 loss from our Vostock joint venture with Wit SoundView and the effect of the deferred gain on the sale of the LongView Group, realized in 1999, after having been held in escrow for one year.

    OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects an increase in legal, accounting and consulting professional fees along with increased spending on business development. These expenses were partially offset by lower software amortization for certain products that were released in late 1998, which had increased the related expense in 1999.

INCOME TAX EXPENSE

    The decrease in the effective tax rate from 45.2% in 1999 to 43.7% in 2000 was due to decreases in state and local income taxes partially offset by higher nondeductible foreign losses in 2000.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

EARNINGS PER SHARE

    Basic net earnings per share for both 1999 and 1998 were $1.48. Diluted net earnings per share increased $0.01, or 1%, from $1.41 to $1.42. Diluted net earnings per share for 1999 and 1998, excluding non-recurring charges (net of tax benefits) of $3.9 million and $1.9 million, respectively, incurred in connection with our spin-off from Jefferies Group were $1.54 and $1.47, respectively.

REVENUES

    Total revenues increased $19.8 million, or 9%, from $212.2 million to $232.0 million. There were 252 trading days in both 1998 and 1999. Revenues per trading day increased by $79,000, or 9%, from $842,000 to $921,000. Revenues per average number of employees decreased $106,000, or 12%, from $899,000 to $793,000.

    The increases in POSIT and Client site revenues were attributable to an increase in trading volume by existing customers and an increase in the number of customers. The number of shares crossed on the POSIT system increased
0.7 billion, or 12%, from 5.8 billion to 6.5 billion. The number of shares crossed on the POSIT system per day increased 2.5 million, or 11%, from
23.2 million to 25.7 million. Client site revenues increased 21% as a result of an increase in share volume of 400 million or 15%, from 2.7 billion in 1998 to
3.1 billion in 1999 and an increase in rates of 6%. Electronic Trading Desk revenues decreased due to a number of factors, including, our clients winning fewer portfolio transitions, increased competition from principal bids and lower turnover of portfolios for some of our clients. As a result, share volumes decreased by 104 million or 5% from 2.1 billion in 1998 to 2.0 billion in 1999. Other revenues increased primarily due to incremental royalty income from international versions of POSIT, larger average balances in our investment portfolio and decreased errors and accommodations. These were partially offset by increased financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business.

EXPENSES

    Total expenses excluding income tax expense for 1999 increased $17.9 million, or 14%, from $131.3 million to $149.2 million.

    The following table itemizes expenses by category (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           -------------------
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

    COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 22% from 261 to 318, and payment of additional compensation necessary to attract and retain quality personnel. Approximately 70% of the increase in employees were staffed in technology, product development and production infrastructure. This is consistent with our ongoing effort to respond to continuous changes in the securities industry and demand for increased efficiencies by enhancing existing software and developing new software and services. Average compensation and employee benefits expenses per (average) headcount decreased $41,000, or 19%, from $218,000 to $177,000.

    TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 12.7% to 13.9% of revenues. Ticket charges increased 23%, primarily as a result of customers allocating transactions to a larger number of accounts. With only a 9% increase in execution volume, we did not realize significant savings from volume-discounted clearing and execution costs.

    SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of U.S. POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

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

    NET LOSS ON LONG-TERM INVESTMENTS: The increase in loss on long-term investments in 1999 over 1998 primarily resulted from the recorded gain on sale of our equity investment in the LongView Group, Inc. in 1998 totaling
$3.8 million. Excluding the effects of this gain on sale, losses incurred by our investments in ITG Europe and ITG Australia were $0.2 million less in 1999 than 1998. In 1999, we also recognized a $0.4 million deferred gain on the sale of the LongView Group that was held in escrow for one year.

    SPIN-OFF COSTS: The spin-off expenses are attributable to our legal, accounting, consulting and other expenses incurred for the spin-off transactions, as discussed in Note 1, ORGANIZATION AND BASIS OF

PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 30.

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

DEPENDENCE ON MAJOR CUSTOMERS

    During 2000, revenue from our 10 largest customers accounted for approximately 31.4% of our total revenue while revenue from each of our three largest customers accounted for 6.4%, 5.1%, and 4.5%, respectively, of total revenue. During 1999, revenue from our 10 largest customers accounted for approximately 33.0% of our total revenue while revenue from each of our three largest customers accounted for 5.8%, 4.7% and 4.7%, respectively, of total revenue. During 1998, revenue from our 10 largest customers accounted for approximately 30.7% of our total revenue while revenue from each of our three largest customers accounted for 7.9%, 4.5% and 3.2%, respectively, of total revenue. Customers may discontinue use of our services at any time. The loss of any significant customers could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities submitted to POSIT, which may adversely affect the liquidity of the system.

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

    We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable rate municipal securities, auction rate preferred stock, common stock and convertible debt securities. At December 31, 2000, cash equivalents and securities owned at fair value amounted to $187.3 million and net receivables from brokers, dealers and other, of $22.8 million were due within 30 days. A special cash dividend of $74.6 million was paid on April 21, 1999 in connection with the spin-off from Jefferies Group. See Note 1, ORGANIZATION AND BASIS OF PRESENTATION--SPIN-OFF FROM JEFFERIES GROUP, in the Notes to Consolidated Financial Statements on page 30.

    We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of December 31, 2000, we had investments in limited partnerships investing in marketable securities, a hedged convertible managed account, and a venture capital fund amounting to $29.5 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements. Our managed account is employing a hedged convertible strategy. We classify the securities under our managed account within securities owned, at fair value and securities sold, not yet purchased, at fair value.

    Historically, all regulatory capital needs of ITG Inc. and AlterNet Securities, Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. and AlterNet Securities, Inc. with sufficient regulatory capital. As of December 31, 2000, ITG Inc. and AlterNet Securities, Inc., had net excess regulatory capital of $99.2 million and $0.9 million, respectively. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET PRICE RISK

    As part of our company's full service equity trade execution business we do not engage in proprietary trading; however, at times we do hold positions overnight due to client or Company errors. Accordingly, we maintain policies and procedures regarding the management of our errors and accommodations proprietary trading accounts. It is our policy to attempt to trade out of all positions arising from errors and accommodations immediately while balancing our exposure to market risk which can arise from liquidating such positions. Accordingly, certain positions may be liquidated over a period of time in an effort to minimize market impact.

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

    We employ a cash management strategy which seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after tax rate of return. For working capital purposes, we invest only in money market instruments. Cash which is not needed for normal operations is invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We currently have investments in municipal bonds, auction rate preferred bonds, common stock and convertible bonds. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. A portion of the investments under our cash management strategy are managed by Inference Group LLC, our internal asset management subsidiary, which conducts its day-to-day trading activities in accordance with investment strategies reviewed with senior management and is subject to oversight by our Chief Financial Officer. At December 31, 2000 our cash and cash equivalents and securities owned were approximately $187.3 million.

    We will from time to time, make investments that are considered strategic. These investments require approval of executive management and/or the board of directors. This component of our cash management strategy is reevaluated periodically. At December 31, 2000, investments in limited partnerships investing in marketable securities, a hedged convertible managed account and a venture capital fund were approximately $29.5 million.

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

    Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds, highly liquid variable rate municipal securities, convertible bonds and preferred stock. These investments totaled approximately $156.3 million at December 31, 2000. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

FOREIGN CURRENCY RISK

    We are pursuing the international market in a variety of ways, including our joint-venture in Europe and our operations in Canada and Australia and through the development of specially tailored versions of our services. Additionally, we maintain development facilities in Israel which focus on developing services for the European market. Our investments and development activities in these countries expose us to currency exchange fluctuations between the U.S. Dollar and the British Pound Sterling, Australian Dollar, Canadian Dollar, Euro and Israeli New Shekel. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in foreign currency hedging activities. However, non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FINANCIAL REPORTS SECTION

                                                               PAGES
                                                              --------
Independent Auditors' Report................................     25

Consolidated Statements of Financial Condition..............     26

Consolidated Statements of Income...........................     27

Consolidated Statements of Changes in Stockholders'
  Equity....................................................     28

Consolidated Statements of Cash Flows.......................     29

Notes to Consolidated Financial Statements..................     30

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Investment Technology Group, Inc. and Subsidiaries:

    We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York
January 17, 2001

                       INVESTMENT TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Cash and cash equivalents...................................  $135,533   $ 53,081
Securities owned, at fair value.............................    51,761     43,612
Receivables from brokers, dealers and other, net............    23,892     19,181
Investments in limited partnerships.........................    16,702     13,922
Securities, available-for-sale, at fair value...............        --      2,023
Premises and equipment......................................    24,330     20,229
Capitalized software........................................     4,544      5,629
Goodwill....................................................     4,408        824
Deferred taxes..............................................     4,499     13,324
Other assets................................................    16,043      7,663
                                                              --------   --------
Total assets................................................  $281,712   $179,488
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.......................  $ 39,510   $ 33,459
Payable to brokers, dealers and other.......................     7,303      3,932
Software royalties payable..................................     4,151      4,874
Securities sold, not yet purchased, at fair value...........    11,402      5,861
Income taxes payable........................................     8,930     15,710
                                                              --------   --------
  Total liabilities.........................................    71,296     63,836
                                                              --------   --------
Commitments and Contingencies (Notes 14 and 16)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01; shares authorized:
    1,000,000; shares issued: none..........................        --         --
  Common stock, par value $0.01; shares authorized:
    100,000,000; shares issued: 34,096,514 in 2000 and
    32,179,106 in 1999......................................       341        322
  Additional paid-in capital................................   138,297     96,534
  Retained earnings.........................................   139,320     75,727
  Common stock held in treasury, at cost; shares: 2,479,568
    in 2000 and 2,213,721 in 1999...........................   (67,186)   (58,052)
  Accumulated other comprehensive income (loss):
    Currency translation adjustment.........................      (356)        (7)
    Unrealized gain on securities, available-for-sale, net
    of tax..................................................        --      1,128
                                                              --------   --------
      Total stockholders' equity............................   210,416    115,652
                                                              --------   --------
Total liabilities and stockholders' equity..................  $281,712   $179,488
                                                              ========   ========

       The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

                       INVESTMENT TECHNOLOGY GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES:
  Commissions
    POSIT...................................................  $154,578   $129,364   $116,950
    Electronic trading desk.................................    66,911     47,577     49,613
    Client site.............................................    76,186     51,019     42,151
  Other.....................................................    12,730      4,084      3,491
                                                              --------   --------   --------
      Total revenues........................................   310,405    232,044    212,205
EXPENSES:
  Compensation and employee benefits........................    77,177     51,717     51,462
  Transaction processing....................................    43,978     32,282     26,920
  Software royalties........................................    20,187     16,851     15,247
  Occupancy and equipment...................................    16,953     13,295     11,886
  Telecommunications and data processing services...........    12,319      9,428      8,138
  Net loss on long-term investments.........................     5,263      2,674        204
  Spin-off costs............................................        --      6,516      1,936
  Other general and administrative..........................    21,532     16,420     15,477
                                                              --------   --------   --------
      Total expenses........................................   197,409    149,183    131,270
                                                              --------   --------   --------
Income before income tax expense............................   112,996     82,861     80,935
Income tax expense..........................................    49,403     37,435     37,541
                                                              --------   --------   --------
NET INCOME..................................................  $ 63,593   $ 45,426   $ 43,394
                                                              ========   ========   ========
Basic net earnings per share of common stock................  $   2.05   $   1.48   $   1.48
                                                              ========   ========   ========
Diluted net earnings per share of common stock..............  $   2.02   $   1.42   $   1.41
                                                              ========   ========   ========
Basic weighted average shares outstanding...................    30,993     30,691     29,302
                                                              ========   ========   ========
Diluted weighted average shares and common stock equivalents
  outstanding...............................................    31,552     31,947     30,775
                                                              ========   ========   ========

       The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

                       INVESTMENT TECHNOLOGY GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             ADDITIONAL                COMMON       ACCUMULATED         TOTAL
                                      PREFERRED    COMMON     PAID-IN     RETAINED   STOCK HELD    COMPREHENSIVE    STOCKHOLDERS'
                                        STOCK      STOCK      CAPITAL     EARNINGS   IN TREASURY   INCOME (LOSS)       EQUITY
                                      ---------   --------   ----------   --------   -----------   --------------   -------------
Balance at December 31, 1997........   $    --      $300      $ 38,442    $61,531     $ (6,510)        $   --         $ 93,763
Issuance of common stock in
  connection with the employee stock
  option plan (917,377 shares)......        --        10        12,648         --           --             --           12,658
Issuance of common stock in
  connection with the employee stock
  purchase plan (19,010 shares).....        --        --           305         --           --             --              305
Purchase of common stock for
  treasury (347,021 shares).........        --        --            --         --       (6,250)            --           (6,250)
Comprehensive income/(loss):
  Net income........................        --        --            --     43,394           --             --           43,394
  Other comprehensive loss, Net of
    tax ($0.00):
    Currency translation
      adjustment....................        --        --            --         --           --           (161)            (161)
                                                                                                                      --------
Comprehensive income................                                                                                    43,233
                                       -------      ----      --------    --------    --------         ------         --------
Balance at December 31, 1998........        --       310        51,395    104,925      (12,760)          (161)         143,709
Retirement of common stock held in
  treasury (1,300,333 shares).......        --       (13)      (12,747)        --       12,760             --               --
Purchase of common stock for
  treasury (2,213,721 shares).......        --        --            --         --      (58,052)            --          (58,052)
Payment of special cash dividend....        --        --            --    (74,624)          --             --          (74,624)
Issuance of common stock in
  connection with the employee stock
  option plan (2,484,665 shares)....        --        25        57,023         --           --             --           57,048
Issuance of common stock in
  connection with the employee stock
  purchase plan (34,206 shares).....        --        --           863         --           --             --              863
Comprehensive income:
  Net income........................        --        --            --     45,426           --             --           45,426
  Other comprehensive income:
    Currency translation
      adjustment....................        --        --            --         --           --            154              154
    Unrealized holding gain on
      securities available-
      for-sale, net of tax ($895)...        --        --            --         --           --          1,128            1,128
                                                                                                                      --------
Comprehensive income................                                                                                    46,708
                                       -------      ----      --------    --------    --------         ------         --------
Balance at December 31, 1999........        --       322        96,534     75,727      (58,052)         1,121          115,652
Issuance of common stock from
  treasury for Australian subsidiary
  purchase (19,353 shares)..........        --        --           177         --          524             --              701
Purchase of common stock for
  treasury (285,200 shares).........        --        --            --         --       (9,658)            --           (9,658)
Issuance of common stock in
  connection with the employee stock
  option plan (1,881,576 shares)....        --        19        40,474         --           --             --           40,493
Issuance of common stock in
  connection with the employee stock
  purchase plan (35,832 shares)             --        --         1,112         --           --             --            1,112
Comprehensive income:
  Net income........................        --        --            --     63,593           --             --           63,593
Other comprehensive income:
  Currency translation adjustment...        --        --            --         --           --           (349)            (349)
  Unrealized holding gain on
    securities available-for-sale,
    net of tax ($895)...............        --        --            --         --           --         (1,128)          (1,128)
                                                                                                                      --------
Comprehensive income................                                                                                    62,116
                                       -------      ----      --------    --------    --------         ------         --------
Balance at December 31, 2000........   $    --      $341      $138,297    $139,320    $(67,186)        $ (356)        $210,416
                                       =======      ====      ========    ========    ========         ======         ========

 The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
Net income..................................................  $ 63,593   $45,426    $43,394
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Deferred income tax expense (benefit).....................     9,878   (11,435)      (324)
  Depreciation and amortization.............................    13,567    12,835     11,599
  Undistributed loss of affiliates..........................     6,009     2,985      3,535
  Provision for doubtful receivables........................       169       228         96
  Loss on sale of premises and equipment....................         5        --         --
Decrease (increase) in operating assets:
  Securities owned, at fair value...........................    (8,054)   (3,997)    (2,258)
  Receivables from brokers, dealers and other, net..........    (2,274)    4,718    (14,092)
  Investments in limited partnerships.......................    (1,580)     (422)     9,935
  Other assets..............................................   (11,353)      325     (3,978)
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses.....................     4,968     7,788     11,086
  Payable to brokers, dealers and other.....................     3,371       917      2,078
  Software royalties payable................................      (723)      804      1,407
  Securities sold, not yet purchased, at fair value.........     5,539     5,573        285
  Income taxes payable......................................    (6,806)   15,710         --
  Income taxes payable to affiliate.........................        --    (3,853)     2,365
Securities available-for-sale gain..........................    (4,258)       --         --
                                                              --------   -------    -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............    72,051    77,602     65,128
                                                              --------   -------    -------
Cash flows from investing activities:
Purchase of premises and equipment..........................   (13,500)   (8,792)    (7,658)
Proceeds from sales of securities, available for sale.......     4,258        --         --
Proceeds from sale of premises and equipment................         5        --         --
Sale of equity investment...................................        --        --      8,049
Purchase of investments in limited partnerships.............    (1,200)  (12,500)        --
Purchase of remaining Australian subsidiary investment, net
  of cash acquired ($382)...................................    (4,646)       --         --
Investment in joint venture.................................    (4,613)   (2,897)    (4,790)
Capitalization of software development costs................    (2,202)   (3,239)    (4,025)
                                                              --------   -------    -------
    NET CASH USED IN INVESTING ACTIVITIES...................   (21,898)  (27,428)    (8,424)
                                                              --------   -------    -------
Cash flows from financing activities:
Dividends paid..............................................        --   (74,624)        --
Issuance of common stock for Australian subsidiary
  investment................................................       701        --         --
Purchase of common stock for treasury.......................    (9,658)  (58,052)    (6,250)
Issuance of common stock in connection with employee stock
  option plan, including related tax benefit................    41,605    57,911     12,962
                                                              --------   -------    -------
    NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES.....    32,648   (74,765)     6,712
                                                              --------   -------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................      (349)      154       (161)
  Net increase (decrease) in cash and cash equivalents......    82,452   (24,437)    63,255
Cash and cash equivalents -- beginning of year..............    53,081    77,518     14,263
                                                              --------   -------    -------
Cash and cash equivalents -- end of year....................  $135,533   $53,081    $77,518
                                                              ========   =======    =======
Supplemental cash flow information:
  Interest paid.............................................  $  6,312   $ 2,449    $    20
                                                              ========   =======    =======
  Income taxes paid to non-affiliate........................  $ 23,620   $   248    $    --
                                                              ========   =======    =======
  Income taxes paid to affiliate............................  $     --   $ 6,538    $30,296
                                                              ========   =======    =======

 The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

                       INVESTMENT TECHNOLOGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

    The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc., broker-dealers in equity securities, (2) Investment Technology Group International Limited, which is a 50% partner in the ITG Europe joint venture, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada, and (5) Inference Group LLC, an internal asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the U. S., Canada, Australia and Europe.

    We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker-dealers. Our products include: POSIT, the world's largest electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; ACE and TCA, a set of pre- and post-trade tools; SmartServers, which offer server-based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; ITG Access, a browser-based order routing tool; and research, development, sales and consulting services to clients.

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

                       INVESTMENT TECHNOLOGY GROUP, INC.

(1) ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair statement of results.

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

SECURITIES TRANSACTIONS

    Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. We collect a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client site revenue any order that is sent by our clients, through our front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes (a) a one-time gain recorded on the sale of our remaining investment in Versus Technologies, Inc., (b) investment income arising from larger average interest-bearing balances and improved rates of return and
(c) international development fee income, which were partially offset by interest costs incurred on accelerated settlement of transactions in the normal course of business.

    Receivables from brokers, dealers and other, net consists of commissions receivable and amounts receivable for securities transactions that have not yet reached their contractual settlement date, net of an allowance for doubtful accounts. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

    Securities owned, at fair value as of December 31, 2000 and 1999 consisted primarily of highly liquid variable rate municipal securities and auction rate preferred stock, common stock and convertible bonds.

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

                       INVESTMENT TECHNOLOGY GROUP, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1999, securities, available-for-sale, at fair value consisted of a single investment in Versus Technologies, Inc. as part of Investment Technology
Group, Inc.'s investing activities. Unrealized gains and losses resulting from this investment were reported net of tax in other comprehensive income in the consolidated statements of financial condition. This security was sold in 2000 and the realized gain is reflected in the accompanying consolidated statement of income when the security was ultimately sold.

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

GOODWILL

    In May 1991, Jefferies Group acquired Integrated Analytics Corporation ("IAC") and contributed its business to ITG in 1992. IAC's principal product, MarketMind, was used to develop our QuantEX product. Goodwill, which represents the excess of purchase price for IAC over the fair value of the IAC net assets acquired, is amortized on a straight-line basis over ten years. We assess the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. At
December 31, 2000 and 1999, net goodwill amounted to $0.3 million and $0.8 million, respectively, net of accumulated amortization of $5.0 million and $4.5 million, respectively.

    In November 2000, we acquired the remaining interest in ITG Australia, a wholly owned subsidiary of ITG Pacific Holdings Pty Limited, that we did not already own for $5.0 million, bringing our ownership interest up to 100%. Goodwill resulting from the purchase was $3.7 million. See Note 3, ACQUISITIONS on page 34.

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

                       INVESTMENT TECHNOLOGY GROUP, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Income taxes are accounted for on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non-cancelable lease term.

EXPENSES

    COMPENSATION AND EMPLOYEE BENEFITS include base salaries, bonuses, employment agency fees, part-time employee compensation, capitalized software (Note 6) and fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes. TRANSACTION PROCESSING consists of floor brokerage and clearing fees and connection fees for use of certain third party execution services. SOFTWARE ROYALTIES are payments to BARRA, Inc., our joint venture partner in POSIT. Royalty payments are calculated at an effective rate of 13% of adjusted POSIT revenues. OCCUPANCY AND EQUIPMENT includes rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. TELECOMMUNICATIONS AND DATA PROCESSING SERVICES include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. NET LOSS ON LONG-TERM INVESTMENTS includes goodwill amortization, equity (gain) loss, and initial start up costs associated with Vostock, ITG Europe, ITG Australia (through the date of acquisition) and the net gain on the sale of the investment in the LongView Group, Inc. SPIN-OFF COSTS include legal, accounting, consulting and various other expenses related to our spin-off and upstream merger discussed in Note 1. OTHER GENERAL AND ADMINISTRATIVE includes goodwill and software amortization, legal, audit, tax, consulting, travel and promotional expenses.

RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred. Research and development costs were $16.5 million, $9.7 million and $8.6 million for 2000, 1999 and 1998, respectively.

USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

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

(3) ACQUISITIONS

    In November 2000, we completed the purchase from Burdett, Buckeridge & Young and certain employees of ITG Australia Limited of the remaining 50% interest in ITG Australia Limited that we did not already own, bringing our ownership up to 100%. The $5.0 million cost (which included $0.7 million of common stock) exceeded the estimated fair value of the net assets acquired (which included cash of $0.4 million) by $3.7 million. The excess of the purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill and is amortized on a straight-line basis over a twenty-year period. The consolidated financial statements include the results of operations of ITG Pacific Holdings Pty Limited, the parent of ITG Australia Limited, from the date of acquisition.

(4) SECURITIES AVAILABLE FOR SALE

    At December 31, 1999 we had securities available for sale representing a single equity ownership in Versus Technologies, Inc. The fair value and total unrealized gain was $2.0 million as we originally had a basis of zero in the investment. The net unrealized holding gain, net of tax, of $1.1 million was recorded as an item of accumulated other comprehensive income on that date. During 2000, these securities were sold, resulting in a $4.3 million realized gain.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(5) PREMISES AND EQUIPMENT

    The following is a summary of premises and equipment at December 31:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Furniture, fixtures and equipment...........................  $46,528       $36,109
Leasehold improvements......................................   11,030         8,195
                                                              -------       -------
                                                               57,558        44,304
Less: accumulated depreciation and amortization.............   33,228        24,075
                                                              -------       -------
  Total.....................................................  $24,330       $20,229
                                                              =======       =======

    Capital expenditures in the schedule above are primarily for computer-related equipment.

    Depreciation and amortization expense amounted to $9,642,000, $8,226,000, and $7,502,000 in 2000, 1999, and 1998, respectively.

(6) CAPITALIZED SOFTWARE COSTS

    The following is a summary of capitalized software costs at December 31:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Capitalized software costs..................................   $7,056       $17,474
Less: accumulated amortization..............................    2,512        11,845
                                                               ------       -------
  Total.....................................................   $4,544       $ 5,629
                                                               ======       =======

    Approximately $2,202,000 and $3,239,000 of software costs were capitalized in 2000 and 1999, respectively, primarily for the development of new versions of QuantEX, ITG Platform, ITG Access and TCA. In addition, approximately $1,587,000 and $3,105,000 of total capitalized software costs were not subject to amortization as of December 31, 2000 and 1999, respectively, as certain products have reached technological feasibility but were not yet available for release to customers.

    Capitalized software costs are being amortized over one to two years, the life of which is generally less than two years. In 2000, 1999 and 1998, we included $3,287,000, $4,060,000 and $3,548,000, respectively, of amortized software costs in other general and administrative expenses.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(7) INCOME TAXES

    Income tax expense (benefit) consists of the following components:

                                                             2000       1999       1998
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Current
  Federal................................................  $29,769    $33,303    $26,624
  State..................................................    9,751     15,492     11,241
  Foreign................................................      163         75         --
                                                           -------    -------    -------
                                                            39,683     48,870     37,865
Deferred
  Federal................................................    6,508     (7,154)      (338)
  State..................................................    3,212     (4,281)        14
                                                           -------    -------    -------
                                                             9,720    (11,435)      (324)
                                                           -------    -------    -------
Total....................................................  $49,403    $37,435    $37,541
                                                           =======    =======    =======

    Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31, 2000 and 1999 were as follows:

                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Deferred compensation.......................................   $6,531       $ 5,140
Deduction for accrued state and local taxes.................       --         5,060
Depreciation................................................   (3,126)        3,920
Other.......................................................    1,094          (796)
                                                               ------       -------
Total.......................................................   $4,499       $13,324
                                                               ======       =======

    Management believes that it is more likely than not that the taxable income from carryback years, future reversals of existing taxable temporary differences and anticipated future taxable income will be sufficient to realize the deferred tax benefit. As a result, at December 31, 2000 and 1999, valuation allowances have not been recorded against deferred tax assets. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. However, if estimates of future taxable income during the carryforward period are reduced, the amount of deferred tax asset considered realizable will also be reduced.

    Up until the date of the spin-off on April 27, 1999, our operations were included in the consolidated Federal income tax return of Jefferies Group and subsidiaries.

    All income tax payments due to/from Jefferies for the period through the spin-off date were made pursuant to a Tax Sharing Agreement between Jefferies Group and ITG. The Tax Sharing Agreement provided the method by which the Federal, state and local income or franchise tax liabilities of subsidiaries of Jefferies were allocated and the manner in which allocated liabilities were paid.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(7) INCOME TAXES (CONTINUED)
    The provision for income tax expense differs from the expected Federal income tax rate of 35% for 2000, 1999 and 1998 for the following reasons:

                                                             2000       1999       1998
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Computed expected income tax expense.....................  $39,549    $29,001    $28,327
Increase in income taxes resulting from:
  State & local income tax expense, net of Federal income
    taxes................................................    8,425      7,287      7,316
  Non-deductible foreign losses..........................    1,564        854        860
  Other..................................................     (136)       293      1,038
                                                           -------    -------    -------
Total income tax expense.................................  $49,403    $37,435    $37,541
                                                           =======    =======    =======

(8) EMPLOYEE BENEFIT PLANS

    ITG PLANS

    Effective January 1, 1999, all employees were immediately eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Money Purchase Pension Plan (the "Plans"). These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $170,000 for 2000. The Plans' features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the Plans and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. The costs for the Plans was $4,448,000 and $2,782,000 in 2000 and 1999, respectively, and is included in the consolidated statements of income.

    Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program ("SUA"), a mandatory tax-deferred compensation program established under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. Each participant is automatically granted units, as of the last day of each calendar quarter based on participant's actual or assigned compensation reduction. The units are at all times fully vested and non-forfeitable. The units are to be settled on or after the third anniversary of the date of grant. We included the participants' deferral in compensation expense and recognized additional compensation expense of $645,000, $405,000 and $477,000 in 2000, 1999 and 1998, respectively, which represents the 15% excess over the amount actually deferred by the participants. During 2000, 1999 and 1998 we granted 127,971, 100,247 and 190,642 units, respectively, to the employees in the SUA. Such units are included in the calculation of diluted weighted average shares outstanding in order to determine diluted earnings per share.

    In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"). The ESPP became effective February 1, 1998 and allows all full-time employees to purchase

                       INVESTMENT TECHNOLOGY GROUP, INC.

(8) EMPLOYEE BENEFIT PLANS (CONTINUED)
our Common Stock at a 15% discount through automatic payroll deductions. The ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

    JEFFERIES GROUP PLANS

    All our employees who were citizens or residents of the U.S., who were 21 years of age by December 31, 1997, whose initial date of service was before January 1, 1998 and who had completed one year of service with us were covered by the Jefferies Group Employees' Pension Plan (the "Jefferies Pension Plan"), a defined benefit plan. The plan was subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefit accruals for our employees ceased as of February 15, 1999, and the entire benefit of each employee who was employed on December 31, 1998 vested at that time. Additionally, participants who had attained age 45 and were credited with at least 5 years of vesting service as of February 15, 1999 received enhanced benefits under the Jefferies Pension Plan, and our employees whose initial date of service was on or after April 1, 1997 and prior to January 1, 1998 retroactively became participants in the Jefferies Pension Plan.

    The net periodic pension cost allocated to us was $1,100,000 and $819,000 in 1999 and 1998, respectively and is included in the consolidated statements of income.

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

    For 1999 and 1998, we expensed and contributed to these plans $164,000, and $2,568,000, respectively and these amounts are included in the consolidated statements of income.

    In May 1999, assets of the Jefferies Employee Stock Ownership Plan were transferred into an ITG Employee Stock Ownership Plan. No new contributions will be made to such plan and all participants are 100% vested.

(9) RELATED PARTY TRANSACTIONS

    Pursuant to a software license agreement between Investment Technology Group International Limited ("ITGIL") and Investment Technology Group SG Limited ("ITG SG"), ITGIL invoiced ITG SG $2.7 million, $1.7 million and $2.2 million in 2000, 1999 and 1998, respectively, for development services.

    In 1999, ITG Inc. entered into service agreements with our related parties, Investment Technology Group Limited and ITG Australia Ltd. under which ITG Inc. provides introductory brokerage and related services. Investment Technology Group Limited fees for these services are included in revenues

                       INVESTMENT TECHNOLOGY GROUP, INC.

(9) RELATED PARTY TRANSACTIONS (CONTINUED) and amounted to $1,152,000 and $846,000, in 2000 and 1999, respectively. ITG Australia Ltd. (through the date of acquisition) fees for these introductory brokerage and related services amounted to $81,000 and $134,000, in 2000 and 1999, respectively.

    We received royalty revenue from our related parties, ITG Australia Ltd. (through the date of acquisition) in the amount of $48,000 and $14,000, and ITG SG in the amount of $562,000 and $389,000, in 2000 and 1999, respectively, pursuant to software license agreements.

    JEFFERIES GROUP

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

    Pursuant to a service agreement, Jefferies & Company, Inc. provided us specified administrative services, at fixed monthly costs. Administrative services included accounting, payroll, compliance services, personnel services, legal services, data processing and telecommunications. All services were terminated on December 31, 1998, except for certain personnel and accounting services that were terminated as of May 31, 1999 and June 30, 1999, respectively. The costs of such services to us prior to the spin-off in 1999 and 1998 were $161,000 and $1,186,000, respectively.

    We paid to Jefferies & Company, Inc. an aggregate of $47,000 and $250,000 prior to the spin-off in 1999 and 1998, respectively, as compensation to Jefferies & Company's account executives for introducing customers to POSIT pursuant to a revenue sharing agreement. This agreement terminated according to its terms on March 15, 1999. Such termination did not affect fees payable in accordance with the above revenue sharing agreement with respect to customers introduced prior to January 1, 1999.

    Jefferies & Company, Inc. provided substantially all of our clearing services, pursuant to a Fully Disclosed Clearing Agreement ("Clearing Agreement"). Aggregate costs of such services to us were $4.9 million and $11.9 million prior to the spin-off in 1999 and 1998, respectively, and included in transaction processing expenses. In addition, included in revenues are financing costs resulting from temporary positions in securities assumed in the normal course of business of $665,000 and $911,000 prior to the spin-off in 1999 and 1998, respectively, paid to Jefferies & Company, Inc.

    W&D Securities, Inc., a subsidiary of Jefferies, performed certain execution services for us on the New York Stock Exchange and other exchanges. The costs of these execution services were $5.0 million and $13.6 million prior to the spin-off in 1999 and 1998, respectively, and were primarily included in transaction processing expense. Also, included in revenues, are licensing and consulting fees paid by W&D Securities, Inc. amounting to $50,000 and $165,000 prior to the spin-off in 1999 and 1998, respectively.

    Included in other general and administrative expenses are fees paid to Jefferies International Limited of $35,000 and $767,000 prior to the spin-off in 1999 and 1998, respectively, for various broker and administrative services.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(9) RELATED PARTY TRANSACTIONS (CONTINUED)
    Jefferies & Company, Inc. has executed trades in an agency capacity for certain of its customers using our services. Commission fees of $0.8 million and $4.8 million prior to the spin-off in 1999 and 1998, respectively, and are included in our revenues.

(10) OFF BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

(11) NET CAPITAL REQUIREMENT

    ITG Inc. and AlterNet Securities, Inc. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet Securities, Inc. has elected to use the basic method permitted by Rule 15c3-1, which requires that we maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness.

    At December 31, 2000, ITG Inc. and AlterNet Securities, Inc. had net capital of $99.5 million and $1.0 million, respectively, of which $99.2 million and $0.9 million, respectively, was in excess of required net capital.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(12) STOCK OPTIONS PLAN

    At December 31, 2000, we had a non-compensatory stock option plan. All reported amounts prior to April 27, 1999 have been retroactively restated to reflect our spin-off from Jefferies Group.

    Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), non-compensatory options to purchase 5,993,000 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging from May 1997 to January 2010. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

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

                                                             2000       1999       1998
                                                           --------   --------   --------
Net income..................................  As reported  $63,593    $45,426    $43,394
                                              Pro forma    $55,409    $43,482    $41,713

Basic net earnings per share of common        As reported  $  2.05    $  1.48    $  1.48
  stock.....................................
                                              Pro forma    $  1.79    $  1.42    $  1.42

Diluted earnings per share common stock.....  As reported  $  2.02    $  1.42    $  1.41
                                              Pro forma    $  1.76    $  1.36    $  1.36

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option valuation model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: zero dividend yield for all years; risk free interest rates of 6.3, 5.3, and 5.5 percent, respectively; expected volatility of 50, 50, and 45 percent, respectively; and expected lives of five, five, and seven years, respectively.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(12) STOCK OPTIONS PLAN (CONTINUED)
    A summary of the status of our stock option plan as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                           2000                    1999                    1998
                                   ---------------------   ---------------------   --------------------
                                                WEIGHTED                WEIGHTED               WEIGHTED
                                                AVERAGE                 AVERAGE                AVERAGE
                                                EXERCISE                EXERCISE               EXERCISE
FIXED OPTIONS                        SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
-------------                      ----------   --------   ----------   --------   ---------   --------
Outstanding at beginning of
  year...........................   3,502,339    $19.01     4,729,565    $ 9.90    5,663,178    $ 9.54

Granted..........................     870,485     37.31     1,264,977     36.13       36,846     18.04

Exercised........................  (1,881,576)     8.46    (2,486,909)    10.40     (930,669)     7.90

Forfeited........................    (115,618)    34.73        (5,294)    11.90      (39,790)    12.47
                                   ----------              ----------              ---------

Outstanding at end of year.......   2,375,630     33.32     3,502,339     19.01    4,729,565      9.90
                                   ==========              ==========              =========

Options exercisable at
  year-end.......................     657,134     24.40     2,105,982      9.38    4,458,012      9.63

Weighted average fair value per
  share of options granted during
  the year.......................  $    19.14              $    18.09              $    9.57

    The provision for income taxes excludes current tax benefits related to the exercise of stock options, and such benefit is reflected as an increase to Stockholders' Equity, of $24.6 million and $29.0 million for the years ended December 31, 2000 and 1999, respectively.

    The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                          --------------------------------------   -----------------------
                                             NUMBER        WEIGHTED                   NUMBER
                                          OUTSTANDING      AVERAGE      WEIGHTED   EXERCISABLE    WEIGHTED
                                               AT         REMAINING     AVERAGE         AT        AVERAGE
                                          DECEMBER 31,   CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                      2000       LIFE (YEARS)    PRICE         2000        PRICE
------------------------                  ------------   ------------   --------   ------------   --------
$ 8.40-$10.00...........................      12,282         0.5         $ 8.40       12,282       $ 8.40
 10.01- 15.00...........................     199,703         1.5          12.17      199,703        12.17
 15.01- 20.00...........................     140,123         6.3          17.03       94,719        16.95
 20.01- 25.00...........................     141,500         4.0          23.84       46,833        23.84
 25.01- 30.00...........................      19,575         4.0          28.74       19,575        28.74
 30.01- 35.00...........................     265,782         4.7          32.98      154,094        33.24
 35.01- 40.00...........................   1,500,289         3.9          38.31       54,552        35.84
 40.01- 45.00...........................      91,376         4.3          41.80       75,376        41.61
 45.01- 46.35...........................       5,000         4.7          46.29           --           --
                                           ---------                                 -------
$ 8.40-$46.35...........................   2,375,630         3.9         $33.31      657,134       $24.40
                                           =========                                 =======

    During 2000, 1999 and 1998 we granted 127,971, 100,247 and 190,467 units, respectively, representing restricted stock awards under our Stock Unit Award deferred compensation plan. See Note 8--EMPLOYEE BENEFIT PLANS on pages 38. The 1994 Plan allows for the granting of performance-

                       INVESTMENT TECHNOLOGY GROUP, INC.

(12) STOCK OPTIONS PLAN (CONTINUED)
based stock options. In 2000, 58,736 performance-based options were granted, however no such options were granted during 1999 and 1998. At December 31, 2000, all 58,736 options were outstanding.

    In 1997, we granted to Scott P. Mason, our then President and CEO, a non-qualified stock option to acquire 1,637,601 shares of Common Stock, having an exercise price of $13.54. During 1997, 655,040 of these options became exercisable. Upon Mr. Mason's death in 1998, the remaining 982,561 options were deemed by the board to be exercisable. The effects of such decision resulted in additional compensation expense of $2.8 million at December 31, 1998. These options were exercised in their entirety by September 2000.

(13) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 2000 and 1999 consisted of the following:

                                                            2000         1999
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Accounts payable and accrued expenses..................    $11,514      $12,334

Deferred compensation..................................     14,733        9,424

Deferred options.......................................         --        2,280

Accrued soft dollar expenses...........................     10,283        6,688

Accrued rent expense...................................      2,980        2,733
                                                           -------      -------

    Total..............................................    $39,510      $33,459
                                                           =======      =======

(14) LEASE COMMITMENTS

    We entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended December 31, 2000, 1999, and 1998 was $4.6 million, $3.5 million, and $3.2 million, respectively. Minimum future rentals under non-cancelable operating leases follow (dollars in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $ 5,453

2002........................................................    5,474

2003........................................................    5,681

2004........................................................    5,564

2005........................................................    5,398

2006 and thereafter.........................................   26,008
                                                              -------

    Total...................................................  $53,578
                                                              =======

                       INVESTMENT TECHNOLOGY GROUP, INC.

(15) EARNINGS PER SHARE

    Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding adjusted to reflect our spin-off from Jefferies Group. The average number of outstanding shares for the years ended December 31, 2000, 1999, and 1998 were 31.0 million, 30.7 million, and 29.3 million, respectively.

    The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999, and 1998.

                                                                2000            1999            1998
                                                              ---------       ---------       ---------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                              AMOUNTS)
Net income for basic and diluted earnings per share.........   $63,593         $45,426         $43,394
                                                               =======         =======         =======
Shares of common stock and common stock equivalents:
  Average number of common shares...........................    30,993          30,691          29,302
                                                               -------         -------         -------
  Average shares used in basic computation..................    30,993          30,691          29,302
  Effect of dilutive securities-options.....................       559           1,256           1,473
                                                               -------         -------         -------
  Average shares used in diluted computation................    31,552          31,947          30,775
                                                               =======         =======         =======
Earnings per share:
  Basic.....................................................   $  2.05         $  1.48         $  1.48
                                                               =======         =======         =======
  Diluted...................................................   $  2.02         $  1.42         $  1.41
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

    At December 31, 2000, we had outstanding capital contribution commitments to a limited partnership in the amount of $300,000.

                       INVESTMENT TECHNOLOGY GROUP, INC.

(16) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Until March 31, 1999, we had an intercompany borrowing agreement with Jefferies Group permitting the Company to borrow up to $15.0 million. No amounts have ever been borrowed under that agreement. In 1998, we established a $2 million credit line with a bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia. The lender charged us interest at the Federal Funds rate plus 1%. Prior to November 2000, we lent amounts borrowed to ITG Australia and charged interest at the Federal Funds rate plus 2%. At December 31, 2000 and 1999, no amounts were outstanding under this bank credit line which was discontinued in 2000.

(17) SUPPLEMENTARY FINANCIAL INFORMATION

    The following tables set forth certain unaudited financial data for our quarterly operations in 2000, 1999, and 1998. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                       INVESTMENT TECHNOLOGY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                            UNAUDITED                                   UNAUDITED
                                                  YEAR ENDED DECEMBER 31, 2000                YEAR ENDED DECEMBER 31, 1999
                                            -----------------------------------------   -----------------------------------------
                                             FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenue.............................  $76,153    $75,679    $82,961    $75,612    $68,540    $54,564    $56,312    $52,628
Expenses:
  Compensation and employee benefits......   19,030     19,388     20,319     18,440     14,400     11,402     13,667     12,248
  Transaction processing..................   11,828     10,496     10,945     10,709      9,248      7,677      7,821      7,536
  Software royalties......................    4,475      4,914      5,810      4,988      4,742      4,083      4,274      3,752
  Occupancy and equipment.................    4,433      4,317      4,307      3,896      3,685      3,201      3,296      3,113
  Telecommunications and data processing
    services..............................    3,267      2,754      3,265      3,033      2,423      2,701      2,384      1,920
  Net (gain) loss on long-term
    investments...........................    1,437      1,233      1,811        782      1,184        275        329        886
  Spin-off costs..........................       --         --         --         --       (158)       (85)     4,505      2,254
  Other general and administrative........    6,134      5,058      5,182      5,158      4,834      4,170      3,734      3,682
                                            -------    -------    -------    -------    -------    -------    -------    -------
Total expenses............................   50,604     48,160     51,639     47,006     40,358     33,424     40,010     35,391
                                            -------    -------    -------    -------    -------    -------    -------    -------
Income before income tax expense..........   25,549     27,519     31,322     28,606     28,182     21,140     16,302     17,237
Income tax expense........................   10,984     12,075     13,642     12,702     10,610     10,039      7,908      8,878
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net income................................  $14,565    $15,444    $17,680    $15,904    $17,572    $11,101    $ 8,394    $ 8,359
                                            =======    =======    =======    =======    =======    =======    =======    =======
Basic net earnings per share of common
  stock...................................  $  0.46    $  0.50    $  0.57    $  0.52    $  0.57    $  0.35    $  0.27    $  0.28
                                            =======    =======    =======    =======    =======    =======    =======    =======
Diluted net earnings per share of common
  stock...................................  $  0.46    $  0.49    $  0.56    $  0.51    $  0.56    $  0.34    $  0.26    $  0.26
                                            =======    =======    =======    =======    =======    =======    =======    =======
Basic weighed average shares
  outstanding.............................   31,483     31,057     30,930     30,495     30,681     31,685     30,670     29,707
                                            =======    =======    =======    =======    =======    =======    =======    =======
Diluted weighted average shares and common
  stock equivalents outstanding...........   31,751     31,729     31,526     31,244     31,528     32,665     32,040     31,563
                                            =======    =======    =======    =======    =======    =======    =======    =======

                                                            UNAUDITED
                                                  YEAR ENDED DECEMBER 31, 1998
                                            -----------------------------------------
                                             FOURTH     THIRD      SECOND     FIRST
                                            QUARTER    QUARTER    QUARTER    QUARTER
                                            --------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenue.............................  $62,216    $57,697    $50,905    $41,387
Expenses:
  Compensation and employee benefits......   14,500     14,152     12,225     10,585
  Transaction processing..................    7,639      6,917      6,710      5,654
  Software royalties......................    4,072      4,416      3,774      2,985
  Occupancy and equipment.................    3,195      3,071      2,823      2,797
  Telecommunications and data processing
    services..............................    1,853      2,179      2,325      1,781
  Net (gain) loss on long-term
    investments...........................    1,749     (3,632)     1,085      1,002
  Spin-off costs..........................      832        479        374        251
  Other general and administrative........    4,889      4,384      2,922      3,282
                                            -------    -------    -------    -------
Total expenses............................   38,729     31,966     32,238     28,337
                                            -------    -------    -------    -------
Income before income tax expense..........   23,487     25,731     18,667     13,050
Income tax expense........................   11,267     11,847      8,739      5,688
                                            -------    -------    -------    -------
Net income................................  $12,220    $13,884    $ 9,928    $ 7,362
                                            =======    =======    =======    =======
Basic net earnings per share of common
  stock...................................  $  0.41    $  0.47    $  0.34    $  0.25
                                            =======    =======    =======    =======
Diluted net earnings per share of common
  stock...................................  $  0.39    $  0.45    $  0.32    $  0.24
                                            =======    =======    =======    =======
Basic weighed average shares
  outstanding.............................   29,491     29,389     29,246     29,091
                                            =======    =======    =======    =======
Diluted weighted average shares and common
  stock equivalents outstanding...........   31,061     30,688     30,647     30,560
                                            =======    =======    =======    =======

    Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year. Earnings per share information prior to the second quarter of 1999 has been retroactively restated to reflect our spin-off from Jefferies Group.

                       INVESTMENT TECHNOLOGY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                       UNAUDITED                                   UNAUDITED
                                             YEAR ENDED DECEMBER 31, 2000                YEAR ENDED DECEMBER 31, 1999
                                       -----------------------------------------   -----------------------------------------
                                                                (AS A PERCENTAGE OF TOTAL REVENUES)
                                        FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       --------   --------   --------   --------   --------   --------   --------   --------
Total Revenue........................   100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Expenses:
Compensation and employee benefits...    25.0       25.6       24.5       24.4       21.0       20.9       24.3       23.3
Transaction processing...............    15.5       13.9       13.2       14.2       13.5       14.1       13.9       14.3
Software royalties...................     5.9        6.5        7.0        6.6        6.9        7.5        7.6        7.1
Occupancy and equipment..............     5.8        5.7        5.2        5.2        5.4        5.9        5.9        5.9
Telecommunications and data
  processing services................     4.3        3.6        3.9        4.0        3.5        5.0        4.2        3.6
Net (gain) loss on investments.......     1.9        1.6        2.2        1.0        1.7        0.5        0.6        1.7
Spin-off costs.......................     0.0        0.0        0.0        0.0       (0.2)      (0.2)       8.0        4.3
Other general and administrative.....     8.1        6.7        6.2        6.8        7.1        7.6        6.6        7.0
                                        -----      -----      -----      -----      -----      -----      -----      -----
Total expenses.......................    66.5       63.6       62.2       62.2       58.9       61.3       71.1       67.2
                                        -----      -----      -----      -----      -----      -----      -----      -----
Income before income tax expense.....    33.5       36.4       37.8       37.8       41.1       38.7       28.9       32.8
Income tax expense...................    14.4       16.0       16.4       16.8       15.5       18.4       14.0       16.9
                                        -----      -----      -----      -----      -----      -----      -----      -----
Net income...........................    19.1%      20.4%      21.4%      21.0%      25.6%      20.3%      14.9%      15.9%
                                        =====      =====      =====      =====      =====      =====      =====      =====

                                                       UNAUDITED
                                             YEAR ENDED DECEMBER 31, 1998
                                       -----------------------------------------
                                          (AS A PERCENTAGE OF TOTAL REVENUES)
                                        FOURTH     THIRD      SECOND     FIRST
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                       --------   --------   --------   --------
Total Revenue........................   100.0%     100.0%     100.0%     100.0%
Expenses:
Compensation and employee benefits...    23.3       24.5       24.0       25.6
Transaction processing...............    12.3       12.0       13.2       13.7
Software royalties...................     6.5        7.7        7.4        7.2
Occupancy and equipment..............     5.1        5.3        5.5        6.8
Telecommunications and data
  processing services................     3.0        3.8        4.6        4.3
Net (gain) loss on investments.......     2.8       (6.3)       2.1        2.4
Spin-off costs.......................     1.3        0.8        0.7        0.6
Other general and administrative.....     7.9        7.6        5.8        7.9
                                        -----      -----      -----      -----
Total expenses.......................    62.2       55.4       63.3       68.5
                                        -----      -----      -----      -----
Income before income tax expense.....    37.8       44.6       36.7       31.5
Income tax expense...................    18.1       20.5       17.2       13.7
                                        -----      -----      -----      -----
Net income...........................    19.7%      24.1%      19.5%      17.8%
                                        =====      =====      =====      =====

(18) SUBSEQUENT EVENTS

ITG EUROPE

    In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded Investment Technology Group (Europe) Limited. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On
January 12, 2001 we signed an agreement with Societe Generale to acquire their entire interest in ITG Europe for $18.5 million. Closing of the transaction is expected to occur in the second quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants reportable herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item is contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)  Financial Statements

    Included in Part II of this report:

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     25
Consolidated Statements of Financial Condition..............     26
Consolidated Statements of Income...........................     27
Consolidated Statements of Changes in Stockholders'
  Equity....................................................     28
Consolidated Statements of Cash Flows.......................     29
Notes to Consolidated Financial Statements..................     30

------------------------

    (a)(2)  Schedules

        Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

    (a)(3)Exhibits

      EXHIBITS
       NUMBER                                   DESCRIPTION
---------------------                           -----------
 2.1                    Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group, Inc. Company (incorporated by reference to Exhibit 2.1 Annual Report on Form 10-K for the year ended December 31, 1998).

 2.2                    Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and JEF Holding Inc.
                        (incorporated by reference to Exhibit 2.2 to the Annual
                        Report on Form 10-K for the year Company, ended December 31,
                        1998).

 3.1                    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).

 3.2                    By-laws of the Company (incorporated by reference to Exhibit
                        3.2 to the Annual Report on Form 10-K for the year ended
                        December 31, 1999).

 4.1                    Form of Certificate for Common Stock of the Company
                        (incorporated by reference to Exhibit 4.1 to the Annual
                        Report on Form 10-K for the year ended December 31, 1999).

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

10.3                    Employment Agreement between the Company, ITG Inc. and
                        Raymond L. Killian, Jr. (incorporated by reference to
                        Exhibit 10.3.2 to Registration Statement)

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

10.4.3 Amended Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).

      EXHIBITS
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

10.4.7                  Investment Technology Group, Inc. Deferred Compensation
                        Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the
                        year ended December 31, 1999).

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

10.5.3                  Third Amendment to Lease, dated as of March 13, 1998 between
                        Arden Realty Finance Partnership, L.P. and the Company
                        (incorporated by reference to Exhibit 10.5.3 to the Annual
                        Report on Form 10-K for the year ended December 31, 1999).

10.5.4                  Fourth Amendment to Lease, dated as of February 29, 2000
                        between Arden Realty Finance Partnership, L.P. and the
                        Company (incorporated by reference to Exhibit 10.5.4 to the
                        Annual Report on Form 10-K for the year ended December 31,
                        1999).

10.5.5                  Lease, dated as of February 29, 2000 between Arden Realty
                        Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form
                        10-K for the year ended December 31, 1999).

10.5.6*                 First Amendment to lease, dated as of April 1, 2000, between
                        Arden Realty Finance IV, L.L.C. and the Company.

10.5.7                  Lease, dated October 4, 1996, between Spartan Madison Corp.
                        and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended
                        December 31, 1997).

10.5.8                  First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form
                        10-K for the year ended December 31, 1997).

10.5.9                  Second Supplemental Agreement, dated as of November 25,
                        1997, between Spartan Madison Corp. and the Company
                        (incorporated by reference to Exhibit 10.5.5 to the Annual
                        Report on Form 10-K for the year ended December 31, 1997).

      EXHIBITS
       NUMBER                                   DESCRIPTION
---------------------                           -----------
10.5.10                 Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.9 to the Annual Report on Form
                        10-K for the year ended December 31, 1999).

10.5.11                 Lease dated March 10, 1995, between Boston Wharf Co. and the
                        Company (incorporated by reference to Exhibit 10.5.6 to the
                        Annual Report on Form 10-K for the year ended December 31,
                        1997).

10.6                    Form of QuantEX Software and Hardware License Agreement
                        (incorporated by reference to Exhibit 10.6 to the Annual
                        Report on Form 10-K for the year ended December 31, 1999).

21*                     Subsidiaries of Company.

23*                     Consent of KPMG LLP.

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

Dated: March 29, 2001

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
             /s/ RAYMOND L. KILLIAN, JR.               Chairman of the Board, Chief
     -------------------------------------------         Executive Officer             March 29, 2001
               Raymond L. Killian, Jr.                   President and Director

                                                       Managing Director and Chief
               /s/ HOWARD C. NAPHTALI                    Financial Officer
     -------------------------------------------         (Principal Financial          March 29, 2001
                 Howard C. Naphtali                      Officer)

                  /s/ ANGELO BULONE                    Vice President and Controller
     -------------------------------------------         (Principal Accounting         March 29, 2001
                    Angelo Bulone                        Officer)

                 /s/ FRANK E. BAXTER
     -------------------------------------------       Director                        March 29, 2001
                   Frank E. Baxter

                /s/ NEAL S. GARONZIK
     -------------------------------------------       Director                        March 29, 2001
                  Neal S. Garonzik

                /s/ WILLIAM I JACOBS
     -------------------------------------------       Director                        March 29, 2001
                  William I Jacobs

                 /s/ ROBERT L. KING
     -------------------------------------------       Director                        March 29, 2001
                   Robert L. King

                 /s/ MARK A. WOLFSON
     -------------------------------------------       Director                        March 29, 2001
                   Mark A. Wolfson

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
      EXHIBITS                                                                          NUMBERED
       NUMBER                                   DESCRIPTION                               PAGE
---------------------                           -----------                           ------------
        2.1             Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group, Inc. and the Company
                        (incorporated by reference to Exhibit 2.1 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).
        2.2             Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and JEF Holding Company, Inc.
                        (incorporated by reference to Exhibit 2.2 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).
        3.1             Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
        3.2             By-laws of the Company (incorporated by reference to Exhibit
                        3.2 to the Annual Report on Form 10-K for the year ended
                        December 31, 1999).
        4.1             Form of Certificate for Common Stock of the Company
                        (incorporated by reference to Exhibit 4.1 to the Annual
                        Report on Form 10-K for the year ended December 31, 1999).
       10.1             Joint Venture Agreement, dated October 1, 1987, between
                        Jefferies & Company, Inc. and BARRA, Inc. (formerly Barr
                        Rosenberg Associates, Inc.) (incorporated by reference to
                        Exhibit 10.1.1 to Registration Statement Number 33-76474 on
                        Form S-1 as declared effective by the Securities and
                        Exchange Commission on May 4, 1994 (the "Registration
                        Statement")).
       10.1.1           Exclusive Software License Agreement, dated October 1, 1987, between the POSIT Joint Venture and Jefferies & Company,
                        Inc. (incorporated by reference to Exhibit 10.1.2 to
                        Registration Statement).
       10.1.2           Amendment No. 1 to Exclusive Software License Agreement,
                        dated August 1, 1990, between the POSIT Joint Venture and
                        Jefferies & Company, Inc. (incorporated by reference to
                        Exhibit 10.1.3 to Registration Statement).
       10.1.3           Consent of BARRA, Inc. to the assignment to the Company of the interests of Jefferies & Company, Inc. in the Posit
                        Joint Venture referenced in item 10.1.1 and rights in the
                        Software License Agreement referenced in item 10.1.2
                        (incorporated by reference to Exhibit 10.1.4 to Registration
                        Statement).
       10.1.4           Joint Venture Agreement, dated as of November 17, 1998, by and among Investment Technology Group International Limited,
                        Societe Generale, Investment Technology Group SG Limited,
                        Investment Technology Group Limited and Investment
                        Technology Group Europe Limited (incorporated by reference to Exhibit 10.1.4 to the Annual Report on Form 10-K for the
                        year ended December 31, 1998).
       10.2             Service Agreement, dated March 15, 1994, by and between
                        Jefferies & Company, Inc. and ITG Inc. (incorporated by
                        reference to Exhibit 10.2.2 to Registration Statement).
       10.2.1           Amendment No. 1 to Service Agreement, dated as of January 1,
                        1999, by and between Jefferies & Company, Inc. and ITG Inc.
                        (incorporated by reference to Exhibit 10.2.1 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).
       10.2.2           Execution Agreement, dated as of January 1, 1999, by and
                        between W & D Securities, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to the Annual Report on Form
                        10-K for the year ended December 31, 1998).

                                                                                      SEQUENTIALLY
      EXHIBITS                                                                          NUMBERED
       NUMBER                                   DESCRIPTION                               PAGE
---------------------                           -----------                           ------------
       10.2.3           Fully Disclosed Clearing Agreement, dated as of January 1,
                        1999, by and between Jefferies & Company, Inc. and ITG Inc.
                        (incorporated by reference to Exhibit 10.2.3 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).
       10.2.4           Benefits Agreement, dated as of March 17, 1999, by and
                        between Jefferies Group, Inc. and JEF Holding Company, Inc.
                        (incorporated by reference to Exhibit 10.2.4 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).
       10.2.5           Amended and Restated Tax Sharing Agreement, dated as of
                        March 17, 1999, by and among Jefferies Group, Inc., JEF
                        Holding Company, Inc. and the Company (incorporated by
                        reference to Exhibit 10.2.5 to the Annual Report on Form
                        10-K for the year ended December 31, 1998).
       10.2.6           Tax Sharing and Indemnification Agreement, dated as of March
                        17, 1999, by and among Jefferies Group, Inc., JEF Holding
                        Company, Inc. and the Company (incorporated by reference to
                        Exhibit 10.2.6 to the Annual Report on Form 10-K for the
                        year ended December 31, 1998).
       10.3             Employment Agreement between the Company, ITG Inc. and
                        Raymond L. Killian, Jr. (incorporated by reference to
                        Exhibit 10.3.2 to Registration Statement).
       10.3.1           Amendment No. 2 to Employment Agreement between Raymond L.
                        Killian, Jr., the Company and ITG Inc. (incorporated by
                        reference to Exhibit 10.3.2A to the Annual Report on Form
                        10-K for the year ended December 31, 1996.)
       10.3.2           Amendment to Form of Employment Agreement between the
                        Company, ITG Inc. and Senior Vice Presidents Electing to
                        Reprice Stock Options (incorporated by reference to Exhibit
                        10.3.4A to the Annual Report on Form 10-K for the year ended
                        December 31, 1996).
       10.4             Amended and Restated 1994 Stock Option and Long-Term
                        Incentive Plan (incorporated by reference to Exhibit A to
                        the 1997 Annual Meeting Proxy Statement).
       10.4.1           Non-Employee Directors' Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy
                        Statement).
       10.4.2           Form of Stock Option Agreement between the Company and
                        certain employees of the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
       10.4.3           Amended Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by
                        reference to Exhibit 10.4.3 to the Annual Report on Form
                        10-K for the year ended December 31, 1999).
       10.4.4           Pay-For-Performance Incentive Plan (incorporated by
                        reference to Exhibit B to the 1997 Annual Meeting Proxy
                        Statement).
       10.4.5           Employee Stock Purchase Plan (incorporated by reference to
                        Exhibit 10.3.1A to the Annual Report on Form 10-K for the
                        year ended December 31, 1997).
       10.4.6           1998 Amended and Restated Stock Unit Award Program
                        (incorporated by reference to Exhibit 10.4.6 to the Annual
                        Report on Form 10-K for the year ended December 31, 1998).
       10.4.7           Investment Technology Group, Inc. Deferred Compensation
                        Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the
                        year ended December 31, 1999).

                                                                                      SEQUENTIALLY
      EXHIBITS                                                                          NUMBERED
       NUMBER                                   DESCRIPTION                               PAGE
---------------------                           -----------                           ------------
       10.5             Lease, dated July 11, 1990, between AEW/LBA Acquisition Co.
                        LLC (as successor to 400 Corporate Pointe, Ltd.) and
                        Integrated Analytics Corporation, as assigned by Integrated
                        Analytics Corporation to the Company (incorporated by
                        reference to Exhibit 10.3.3 to Registration Statement).
       10.5.1           First Amendment to Lease, dated as of June 1, 1995, between
                        AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate
                        Pointe, Ltd.) and the Company (incorporated by reference to
                        Exhibit 10.5.7 to Annual Report of Form 10-K for the year
                        ended December 31, 1996).
       10.5.2           Second Amendment to Lease, dated as of December 5, 1996,
                        between Arden Realty Limited Partnership and the Company
                        (incorporated by reference to Exhibit 10.5.2 to the Annual
                        Report on Form 10-K for the year ended December 31, 1997).
       10.5.3           Third Amendment to Lease, dated as of March 13, 1998 between
                        Arden Realty Finance Partnership, L.P. and the Company
                        (incorporated by reference to Exhibit 10.5.3 to the Annual
                        Report on Form 10-K for the year ended December 31, 1999).
       10.5.4           Fourth Amendment to Lease, dated as of February 29, 2000
                        between Arden Realty Finance Partnership, L.P. and the
                        Company (incorporated by reference to Exhibit 10.5.4 to the
                        Annual Report on Form 10-K for the year ended December 31,
                        1999).
       10.5.5           Lease, dated as of February 29, 2000 between Arden Realty
                        Finance IV, L.L.C. and the Company (incorporated by
                        reference to Exhibit 10.5.5 to the Annual Report on Form
                        10-K for the year ended December 31, 1999).
       10.5.6*          First Amendment to Lease, dated as of April 1, 2000, between
                        Realty Finance IV, L.L.C. and the Company.
       10.5.7           Lease, dated October 4, 1996, between Spartan Madison Corp.
                        and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended
                        December 31, 1997).
       10.5.8           First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form
                        10-K for the year ended December 31, 1997).
       10.5.9           Second Supplemental Agreement, dated as of November 25,
                        1997, between Spartan Madison Corp. and the Company
                        (incorporated by reference to Exhibit 10.5.5 to the Annual
                        Report on Form 10-K for the year ended December 31, 1997).
       10.5.10          Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.9 to the Annual Report on Form
                        10-K for the year ended December 31, 1999).
       10.5.11          Lease dated March 10, 1995, between Boston Wharf Co. and the
                        Company (incorporated by reference to Exhibit 10.5.6 to the
                        Annual Report on Form 10-K for the year ended December 31,
                        1997).
       10.6             Form of QuantEX Software and Hardware License Agreement
                        (incorporated by reference to Exhibit 10.6 to the Annual
                        Report on Form 10-K for the year ended December 31, 1999).
      21*               Subsidiaries of Company.
      23*               Consent of KPMG LLP.

------------------------

*   Filed herewith