Form 10-Q
period 2001-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2001-05-11
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001  Commission file number: 0 - 23644


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


                10017
---------------------------------------
             (Zip Code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                                 Yes [X] No [ ]





As of May 11, 2001, the Registrant had 31,721,097 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

                                                                        Page
                                                                       -------
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition:
            March 31, 2001 (unaudited) and December 31, 2000.........    4

         Consolidated Statements of Income (unaudited):
            Three Months Ended March 31, 2001 and 2000...............    5

         Consolidated Statement of Changes in Stockholders' Equity
            (unaudited):
            Three Months Ended March 31, 2001........................    6

         Consolidated Statements of Cash Flows (unaudited):
            Three Months Ended March 31, 2001 and 2000...............    7

         Condensed Notes to Consolidated Financial Statements
         (unaudited).................................................    8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    11




                          PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........    15
Item 6.  Exhibits and Reports on Form 8-K............................    15


         Signatures..................................................    16













QUANTEX IS A REGISTERED TRADEMARK OF THE INVESTMENT TECHNOLOGY GROUP, INC. COMPANIES.
POSIT IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE. SMARTSERVER, ITG ACE, TCA AND ITG ACCESS ARE TRADEMARKS OF THE INVESTMENT TECHNOLOGY GROUP, INC. COMPANIES.







               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

   In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, market volatility, changes in the regulatory environment, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, as well as general economic and business conditions, securities, credit and financial market conditions, and adverse changes or volatility in interest rates.











               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                 MARCH 31,     DECEMBER 31,
                                                                   2001            2000
                                                                 ---------     ------------
                                                                 (UNAUDITED)

ASSETS

Cash and cash equivalents ..................................     $ 168,505      $ 135,533
Securities owned, at fair value ............................        69,026         51,761
Receivables from brokers, dealers and other, net ...........        27,216         23,892
Investments in limited partnerships ........................        17,553         16,702
Premises and equipment .....................................        24,741         24,330
Capitalized software .......................................         4,370          4,544
Goodwill ...................................................         4,146          4,408
Deferred taxes .............................................         4,602          4,499
Other assets ...............................................        17,945         16,043
                                                                 ---------      ---------
Total assets ...............................................     $ 338,104      $ 281,712
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ......................     $  51,634      $  39,510
Payable to brokers, dealers and other ......................         9,256          7,303
Software royalties payable .................................         5,546          4,151
Securities sold, not yet purchased, at fair value ..........        19,591         11,402
Income taxes payable .......................................        19,119          8,930
                                                                 ---------      ---------
Total liabilities ..........................................       105,146         71,296
                                                                 ---------      ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01; shares authorized:
      1,000,000; shares issued: none .......................            --             --
   Common stock, par value $0.01; shares authorized:
      100,000,000; shares issued: 34,109,823 and 34,096,514
      at March 31, 2001 and December 31, 2000 ..............           341            341
   Additional paid-in capital ..............................       139,060        138,297
   Retained earnings .......................................       160,369        139,320
   Common stock held in treasury, at cost; shares: 2,429,156
      at March 31, 2001 and 2,479,568 at
      December 31, 2000 ....................................       (65,820)       (67,186)
   Accumulated other comprehensive loss:
      Currency translation adjustment ......................          (992)          (356)
                                                                 ---------      ---------
   Total stockholders' equity ..............................       232,958        210,416
                                                                 ---------      ---------
Total liabilities and stockholders' equity .................     $ 338,104      $ 281,712
                                                                 =========      =========

           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED
                                                                 ----------------------
                                                                 MARCH 31,     MARCH 31,
                                                                   2001          2000
                                                                 --------      --------
REVENUES:
     Commissions:
       POSIT ...............................................     $ 43,209      $ 38,119
       Electronic trading desk .............................       20,987        17,367
       Client site .........................................       23,235        18,576
     Other .................................................        4,308         1,550
                                                                 --------      --------
         Total revenues ....................................       91,739        75,612
                                                                 --------      --------

EXPENSES:
     Compensation and employee benefits ....................       23,833        18,440
     Transaction processing ................................       12,955        10,709
     Software royalties ....................................        5,619         4,988
     Occupancy and equipment ...............................        4,680         3,896
     Telecommunications and data processing services .......        3,775         3,033
     Net (gain) loss on long-term investments ..............       (1,028)          782
     Other general and administrative ......................        6,593         5,158
                                                                 --------      --------
         Total expenses ....................................       56,427        47,006
                                                                 --------      --------
Income before income tax expense ...........................       35,312        28,606

Income tax expense .........................................       14,263        12,702
                                                                 --------      --------
Net income .................................................     $ 21,049      $ 15,904
                                                                 ========      ========
Basic net earnings per share of common stock ...............     $   0.67      $   0.52
                                                                 ========      ========
Diluted net earnings per share of common stock .............     $   0.65      $   0.51
                                                                 ========      ========
Basic weighted average shares outstanding ..................       31,651        30,495
                                                                 ========      ========
Diluted weighted average shares and common stock equivalents
     outstanding ...........................................       32,146        31,244
                                                                 ========      ========



           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS.







               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                Common    Accumulated
                                                                       Additional                Stock       Other        Total
                                              Preferred     Common      Paid-in     Retained    Held in  Comprehensive Stockholders'
                                                Stock        Stock      Capital     Earnings   Treasury      Loss        Equity
                                              ----------   ---------   ---------   ----------  --------- ------------- -------------
Balance at December 31, 2000 ..............   $       --   $     341   $ 138,297   $ 139,320   $ (67,186)   $    (356)   $ 210,416


Issuance of common stock in connection
   with the 1994 stock option and long-term
   incentive plan (50,412 shares) .........           --          --         206          --       1,366           --        1,572
Issuance of common stock in connection
   with the employee stock purchase plan
   (13,309 shares) ........................           --          --         557          --          --           --          557

Comprehensive income:

   Net income .............................           --          --          --      21,049          --           --       21,049

   Other comprehensive income:

       Currency translation adjustment ....           --          --          --          --          --         (636)        (636)
                                                                                                                         ---------
Comprehensive income ......................           --          --          --          --          --           --       20,413
                                              ----------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at March 31, 2001 .................   $       --   $     341   $ 139,060   $ 160,369   $ (65,820)   $    (992)   $ 232,958
                                              ==========   =========   =========   =========   =========    =========    =========



           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS.



               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                         ------------------------------
                                                                         MARCH 31, 2001  MARCH 31, 2000
                                                                         ------------------------------
Cash flows from operating activities:
Net income ............................................................     $  21,049      $  15,904
Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income tax expense (benefit) ............................          (104)            30
     Depreciation and amortization ....................................         3,735          2,293
     Undistributed net (income) loss on long-term investments .........        (1,028)           782
     Provision for doubtful receivables ...............................           310             80
Increase in operating assets:
    Securities owned, at fair value ...................................       (17,265)        (4,382)
    Receivables from brokers, dealers and other, net ..................        (3,633)       (12,155)
    Investments in limited partnerships ...............................          (851)          (600)
    Other assets ......................................................          (794)          (566)
Increase in operating liabilities:
    Accounts payable and accrued expenses .............................        12,124          9,787
    Payable to brokers, dealers and other .............................         1,953          7,085
    Software royalties payable ........................................         1,395             20
    Securities sold, not yet purchased, at fair value .................         8,189          2,420
    Income taxes payable ..............................................        10,189          1,800
                                                                            ---------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ........................        35,269         22,498
                                                                            ---------      ---------

Cash flows from investing activities:
    Purchase of premises and equipment ................................        (2,986)        (3,278)
    Purchase of investment in limited partnership .....................            --           (750)
    Investment in joint venture .......................................            --         (1,529)
    Capitalization of software development costs ......................          (804)          (471)
                                                                            ---------      ---------
     NET CASH USED IN INVESTING ACTIVITIES ............................        (3,790)        (6,028)
                                                                            ---------      ---------

Cash flows from financing activities:
    Purchase of common stock for treasury .............................            --         (1,763)
    Issuance of common stock from treasury in connection with employee
       stock unit award plan ..........................................         1,366             --
    Issuance of common stock in connection with employee stock option
       plan, including related tax benefit ............................           763         23,088
                                                                            ---------      ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ........................         2,129         21,325
                                                                            ---------      ---------

    Effect of foreign currency translation on cash and cash equivalents          (636)            --

     Net increase in cash and cash equivalents ........................        32,972         37,795
Cash and cash equivalents - beginning of period .......................       135,533         53,081
                                                                            ---------      ---------
Cash and cash equivalents - end of period .............................     $ 168,505      $  90,876
                                                                            =========      =========
Supplemental cash flow information:
    Interest paid .....................................................     $       2      $      41
                                                                            =========      =========
    Income taxes paid .................................................     $   3,400      $     128
                                                                            =========      =========


           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

   The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc., U.S. broker-dealers in equity securities, (2) Investment Technology Group International Limited, which, at March 31, 2001, was a 50% partner in the ITG Europe joint venture, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada,
(5) ITG Software Inc., our intangible property management subsidiary in California, (6) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (7) Inference Group LLC, an internal asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the United States ("U.S."), Canada, Australia and Europe.

   We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker-dealers. Our products include: POSIT, the world's largest electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; Electronic Trading Desk, an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity; ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; ITG Access, a browser-based order routing tool; and research, development, sales and consulting services to clients.

ACQUISITIONS

   In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded Investment Technology Group (Europe) Limited. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On January 12, 2001 we signed an agreement with Societe Generale to acquire their entire interest in ITG Europe for $18.5 million. This transaction was closed on May 2, 2001.

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

USE OF ESTIMATES

   The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

RECLASSIFICATIONS

   Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses at March 31, 2001 and December 31, 2000 consisted of the following:


                                                  MARCH 31,  DECEMBER 31,
                                                    2001        2000
                                                   -------     -------
                                                   (DOLLARS IN THOUSANDS)
         Accounts payable and accrued expenses     $13,650     $10,664
         Accrued compensation ................       9,345         850
         Deferred compensation ...............      14,472      14,733
         Accrued soft dollars payable ........      11,568      10,283
         Accrued rent expense ................       2,599       2,980
                                                   -------     -------
         Total ...............................     $51,634     $39,510
                                                   =======     =======

EARNINGS PER SHARE

   Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding. The diluted weighted average number of outstanding shares for the three months ended March 31, 2001 and March 31, 2000 was 32.1 million and 31.2 million, respectively.

   The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and March 31, 2000.


                                                                         MARCH 31,      MARCH 31,
                                                                           2001           2000
                                                                         -------        -------
                                                                          (AMOUNTS IN THOUSANDS,
                                                                        EXCEPT PER SHARE AMOUNTS)
Net income ......................................................        $21,049        $15,904
                                                                         =======        =======
Shares of common stock and common stock equivalents:
     Average number of common shares used in basic computation ..         31,651         30,495
     Effect of dilutive securities - options ....................            495            749
                                                                         -------        -------
     Average number of common shares used in diluted computation          32,146         31,244
                                                                         =======        =======
Earnings per share:
     Basic ......................................................        $  0.67        $  0.52
                                                                         =======        =======
     Diluted ....................................................        $  0.65        $  0.51
                                                                         =======        =======

NET CAPITAL REQUIREMENT

      ITG Inc. and AlterNet Securities, Inc. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet Securities, Inc. has elected to use the basic method permitted by Rule 15c3-1, which requires that AlterNet Securities, Inc. maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness.




               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      At March 31, 2001, ITG Inc. and AlterNet Securities, Inc. had net capital of $101.6 million and $0.9 million, respectively, of which $101.3 million and $0.8 million, respectively, was in excess of required net capital.

      In addition, ITG Canada Corp. and ITG Australia Limited had regulatory capital in excess of the minimum requirement of approximately $7.5 million and $0.5 million, respectively.

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

      We may continue to be liable for certain liabilities of our former parent, Jefferies Group, despite the express assignment of such liabilities to, and the express assumption of such liabilities by, a wholly owned subsidiary of Jefferies Group ("New Jefferies"). Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement executed in connection with the spin-off, New Jefferies will be obligated to indemnify us for liabilities related to our former parent and its subsidiaries, but not for our liabilities. Under those agreements, we will be obligated to indemnify New Jefferies for liabilities related to our Company. Our ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

      At both March 31, 2001 and December 31, 2000, we had outstanding capital contribution commitments to a limited partnership in the amount of $300,000.


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

   o  Client Site Front End Software;

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


EXPENSES:

      Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net gain/loss on long-term investments, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, partially offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes and property insurance. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net (gain) loss on long-term investments includes equity gain/loss on joint venture investments. Other general and administrative expenses include amortization of software and goodwill, legal, audit, tax, consulting and promotional expenses.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

   The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:


                                                              THREE MONTHS ENDED
                                                            ----------------------
                                                            MARCH 31,     MARCH 31,
                                                            ----------------------
                                                             2001           2000
                                                            -------        -------
Revenues: ..........................................
     Commissions
         POSIT .....................................           47.1           50.4
         Electronic trading desk ...................           22.9           23.0
         Client site ...............................           25.3           24.6
     Other .........................................            4.7            2.0
                                                            -------        -------
         Total revenues.............................            100%           100%
                                                            -------        -------
Expenses:
     Compensation and employee benefits ............           26.0           24.4
     Transaction processing ........................           14.1           14.2
     Software royalties ............................            6.1            6.6
     Occupancy and equipment .......................            5.1            5.2
     Telecommunications and data processing services            4.1            4.0
     Net (gain) loss on long-term investments ......           (1.1)           1.0
     Other general and administrative ..............            7.1            6.8
                                                            -------        -------
         Total expenses ............................           61.5           62.2
                                                            -------        -------

Income before income tax expense ...................           38.5           37.8
Income tax expense .................................           15.5           16.8
                                                            -------        -------
Net income .........................................           23.0           21.0
                                                            =======        =======

EARNINGS PER SHARE:

      Basic net earnings per share for the three months ended March 31, 2001 ("First Quarter 2001") increased $0.15, or 29%, to $0.67 from $0.52 for the three months ended March 31, 2000 ("First Quarter 2000"). Diluted net earnings per share increased $0.14, or 27%, to $0.65 from $0.51. These results include the effect of a one-time gain that approximated $0.06 per diluted share. Excluding this non-recurring gain, diluted net earnings per share increased $0.08, or 16%.


REVENUES:

      Total revenues increased $16.1 million, or 21%, from $75.6 million to $91.7 million. There were 63 trading days in First Quarter 2000 and 62 trading days in First Quarter 2001. Revenues per trading day increased by $280,000, or 23%, from $1,200,000 to $1,480,000. Revenues per employee decreased $40,000, or 17%, from $230,000 to $190,000.

      The number of shares crossed on the POSIT system per day increased 7.3 million, or 24%, from 30.1 million in First Quarter 2000 to 37.4 million in First Quarter 2001. The number of shares crossed on the POSIT system increased
0.4 billion, or 21%, from 1.9 billion in First Quarter 2000 to 2.3 billion in First Quarter 2001. Client site revenues increased 25% resulting from an increase in share volume in First Quarter 2001 partially offset by a decrease in average Client site revenue per share. The decrease in average Client site revenue per share reflects growth in our lower priced routing only services which yielded higher margins as we have no transaction processing costs associated with this business. Electronic Trading Desk revenues increased 21% due to both an increase in U.S. share volume in First Quarter 2001 and revenues from Australian and Canadian entities for which no revenues were reported in First Quarter 2000. Other revenues increased primarily due to increases in investment income arising from larger average interest-earning balances as well as the performance of our wholly-owned internal asset management subsidiary.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

EXPENSES:


      Total expenses excluding income tax expense for First Quarter 2001 increased $9.4 million, or 20%, from $47.0 million in First Quarter 2000 to $56.4 million.


                                                                        FIRST QUARTER ENDED
                                                                             MARCH 31,
                                                                             ---------
                                                                       (DOLLARS IN THOUSANDS)
                                                                       ----------------------
                                                                         2001           2000           CHANGE       % CHANGE
                                                                         ----           ----           ------       --------
         Compensation and employee benefits........................     $23,833         $18,440          5,393         29.2
         Transaction processing....................................      12,955          10,709          2,246         21.0
         Software royalties........................................       5,619           4,988            631         12.6
         Occupancy and equipment...................................       4,680           3,896            784         20.1
         Telecommunications and data processing services...........       3,775           3,033            742         24.4
         Net (gain) loss on long-term investments .................      (1,028)            782         (1,810)      (231.5)
         Other general and administrative..........................       6,593           5,158          1,435         27.8
         Income tax expense........................................      14,263          12,702          1,561         12.3

      COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 154 employees or 47% from 328 to 482 (which includes the reporting of employees in ITG Canada Corp. and ITG Australia Limited) and payment of additional compensation necessary to attract and retain quality personnel. Approximately 39% of the increase in employees were staffed in technology, product development and production infrastructure and 36% of the increase related to the addition of employees in Canada and Australia. Average compensation and employee benefits expenses per (average) headcount decreased $5,500, or 10%, from $57,000 to $51,500.

      TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 14.2% to 14.1% of revenues. ECN costs increased $1.7 million from $2.1 million in First Quarter 2000 to $3.8 million in First Quarter 2001. Despite share volume growth, collective U.S. clearing and execution costs decreased due to both lower unit costs and increases in average ticket size. These cost savings were offset by transaction costs incurred by our Australian and Canadian operations that were not present in First Quarter 2000.

      SOFTWARE ROYALTIES: Because software royalties are contractually fixed at 13% of U.S. POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

      OCCUPANCY AND EQUIPMENT: The increase in headcount and infrastructure enhancements resulted in additional equipment purchases and the associated depreciation and maintenance expenses. In addition, rent expense increased due to the expansion of our research and development facility in Culver City, California, as well as the opening of additional offices during 2000 in Toronto, Canada, Waltham, Massachusetts and newly acquired Sydney and Melbourne, Australia offices.

      TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Telecommunications and data processing services as a percentage of revenues increased slightly from 4.0% to 4.1% due to the inclusion of costs incurred by ITG Australia Limited and ITG Canada Corp., which were not present in First Quarter 2000.

      NET (GAIN) LOSS ON LONG-TERM INVESTMENTS: In First Quarter 2001 we, through our ITG Europe venture recognized a one time gain of $1.9 million relating to the sale of 100,000 shares of stock that ITG Europe held in the London Stock Exchange ("LSE"), which were received at the time of the LSE demutualization in the year 2000. The reported gain of $1.0 million was net of our $0.9 million share of ITG Europe's operating loss for First Quarter 2001. In First Quarter 2000 we had recognized a loss on long-term investments primarily resulting from our ITG Europe venture.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects an increase in consulting fees, increased spending on business development and costs incurred from ITG Australia Limited and ITG Canada Corp., which were not present in First Quarter 2000. In addition, expenses relating to software amortization for certain products that were released in 2000 contributed to the higher expense in First Quarter 2001.


INCOME TAX EXPENSE

      The decrease in the effective tax rate from 44.4% in First Quarter 2000 to 40.4% in First Quarter 2001 was due to decreases in state and local income taxes and income from our ITG Europe venture primarily as a result of the recognition of a $1.9 million gain on the sale of the LSE shares that was offset against net operating loss carry forwards and was therefore not subject to tax.


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

      We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable rate municipal securities, auction rate preferred stock, common stock and convertible debt securities. At March 31, 2001, such cash equivalents and securities owned at fair value amounted to $237.5 million and net receivables from brokers, dealers and other, of $20.5 million were due within 30 days.

      We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of March 31, 2001, we had investments in limited partnerships investing in marketable securities, a hedged convertible managed account, and a venture capital fund amounting to $31.9 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements. Our managed account is employing a hedged convertible strategy. We classify the securities under our managed account within securities owned, at fair value and securities sold, not yet purchased, at fair value.

      Historically, all regulatory capital needs of ITG have been provided by cash from operations. We believe that cash flows from operations will provide ITG with sufficient regulatory capital. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.


ACQUISITIONS

         In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded Investment Technology Group (Europe) Limited. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On January 12, 2001 we signed an agreement with Societe Generale to acquire their entire interest in ITG Europe for $18.5 million. This transaction was closed on May 2, 2001.


               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART II. - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  None













               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INVESTMENT TECHNOLOGY GROUP, INC.
                                          ---------------------------------
                                                   (Registrant)


Date:         May 11, 2001          By:    /s/ Howard C. Naphtali
         ----------------------        --------------------------
                                          Howard C. Naphtali
                                          Chief Financial Officer and
                                          Duly Authorized Signatory of
                                          Registrant





















               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES