Form 10-Q
period 2001-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2001-08-13
CIK 920424

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

For the quarterly period ended June 30, 2001   Commission file number: 0 - 23644

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

                                 Yes |X| No |_|

As of August 13, 2001, the Registrant had 31,921,571 shares of common stock, $.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements
        Consolidated Statements of Financial Condition:
           June 30, 2001 (unaudited) and December 31, 2000 .................  4

        Consolidated Statements of Income (unaudited):
           Six Months Ended June 30, 2001 and 2000 .........................  5
           Three Months Ended June 30, 2001 and 2000 .......................  6

        Consolidated Statement of Changes in Stockholders' Equity
           (unaudited):
           Six Months Ended June 30, 2001 ..................................  7

        Consolidated Statements of Cash Flows (unaudited):
           Six Months Ended June 30, 2001 and 2000 .........................  8

        Condensed Notes to Consolidated Financial Statements (unaudited) ...  9

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................... 13

                          PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ................ 21
Item 6. Exhibits and Reports on Form 8-K ................................... 21

        Signatures ......................................................... 22

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

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   JUNE 30,        DECEMBER 31,
                                                                     2001              2000
                                                                 ------------      ------------
ASSETS .....................................................     (UNAUDITED)

Cash and cash equivalents ..................................     $    159,342      $    135,533
Securities owned, at fair value ............................           71,151            51,761
Receivables from brokers, dealers and other, net ...........          178,814            23,892
Investments in limited partnerships ........................           27,148            16,702
Premises and equipment .....................................           26,176            24,330
Capitalized software .......................................            4,632             4,544
Intangible assets ..........................................           20,610             4,408
Deferred taxes .............................................            5,617             4,499
Other assets ...............................................            2,484            16,043
                                                                 ------------      ------------
Total assets ...............................................     $    495,974      $    281,712
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ......................     $     59,242      $     39,510
Payable to brokers, dealers and other ......................            7,982             7,303
Software royalties payable .................................            6,223             4,151
Securities sold, not yet purchased, at fair value ..........          156,249            11,402
Income taxes payable .......................................            8,463             8,930
                                                                 ------------      ------------
Total liabilities ..........................................          238,159            71,296
                                                                 ------------      ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01; shares authorized:
     1,000,000; shares issued: none ........................               --                --
  Common stock, par value $0.01; shares authorized:
     100,000,000; shares issued: 34,109,823 and 34,096,514
     at June 30, 2001 and December 31, 2000 ................              341               341
  Additional paid-in capital ...............................          139,602           138,297
  Retained earnings ........................................          179,442           139,320
  Common stock held in treasury, at cost; shares: 2,236,357
     at June 30, 2001 and 2,479,568 at December 31, 2000 ...          (60,595)          (67,186)
  Accumulated other comprehensive loss:
     Currency translation adjustment .......................             (975)             (356)
                                                                 ------------      ------------

  Total stockholders' equity ...............................          257,815           210,416
                                                                 ------------      ------------

Total liabilities and stockholders' equity .................     $    495,974      $    281,712
                                                                 ============      ============

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    SIX MONTHS ENDED
                                                                 ------------------------

                                                                 JUNE 30,       JUNE 30,
                                                                   2001           2000
                                                                 ------------------------
REVENUES:
   Commissions:
     POSIT .................................................     $  90,524      $  82,658
     Electronic trading desk ...............................        42,100         32,838
     Client site ...........................................        48,250         38,047
   Other ...................................................         5,715          5,030
                                                                 ---------      ---------
       Total revenues ......................................       186,589        158,573
                                                                 ---------      ---------

EXPENSES:
   Compensation and employee benefits ......................        49,543         38,759
   Transaction processing ..................................        25,876         21,654
   Software royalties ......................................        11,629         10,798
   Occupancy and equipment .................................         9,821          8,203
   Telecommunications and data processing services .........         7,131          6,298
   Net (gain) loss on long-term investments ................          (309)         2,593
   Other general and administrative ........................        13,627         10,340
                                                                 ---------      ---------
       Total expenses ......................................       117,318         98,645
                                                                 ---------      ---------

Income before income tax expense ...........................        69,271         59,928

Income tax expense .........................................        29,149         26,344
                                                                 ------------------------

Net income .................................................     $  40,122      $  33,584
                                                                 ========================

Basic net earnings per share of common stock ...............     $    1.27      $    1.09
                                                                 ========================

Diluted net earnings per share of common stock .............     $    1.25      $    1.07
                                                                 ========================

Basic weighted average shares outstanding ..................        31,714         30,712
                                                                 ========================

Diluted weighted average shares and common stock
   equivalents outstanding .................................        32,208         31,385
                                                                 ========================

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                           ---------------------

                                                           JUNE 30,     JUNE 30,
                                                             2001         2000
                                                           ---------------------
REVENUES:
   Commissions:
     POSIT ...........................................     $ 47,315     $ 44,539
     Electronic trading desk .........................       21,113       15,471
     Client site .....................................       25,015       19,471
   Other .............................................        1,408        3,480
                                                           --------     --------
       Total revenues ................................       94,851       82,961
                                                           --------     --------

EXPENSES:
   Compensation and employee benefits ................       25,710       20,319
   Transaction processing ............................       12,920       10,945
   Software royalties ................................        6,011        5,810
   Occupancy and equipment ...........................        5,141        4,307
   Telecommunications and data processing services ...        3,356        3,265
   Net loss on long-term investments .................          719        1,811
   Other general and administrative ..................        7,035        5,182
                                                           --------     --------
       Total expenses ................................       60,892       51,639
                                                           --------     --------

Income before income tax expense .....................       33,959       31,322

Income tax expense ...................................       14,886       13,642
                                                           ---------------------

Net income ...........................................     $ 19,073     $ 17,680
                                                           =====================

Basic net earnings per share of common stock .........     $   0.60     $   0.57
                                                           =====================

Diluted net earnings per share of common stock .......     $   0.59     $   0.56
                                                           =====================

Basic weighted average shares outstanding ............       31,777       30,930
                                                           =====================

Diluted weighted average shares and common stock
    equivalents outstanding ..........................       32,271       31,526
                                                           =====================

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             COMMON      ACCUMULATED
                                                                     ADDITIONAL               STOCK         OTHER         TOTAL
                                             PREFERRED     COMMON     PAID-IN    RETAINED    HELD IN    COMPREHENSIVE  STOCKHOLDERS'
                                               STOCK       STOCK      CAPITAL    EARNINGS    TREASURY        LOSS         EQUITY
                                             --------------------------------------------------------------------------------------
Balance at December 31, 2000 ..............  $      --   $     341   $ 138,297   $ 139,320   $ (67,186)   $    (356)   $ 210,416

Issuance of common stock in connection
   with the 1994 stock option and long-
   term incentive plan (243,211 shares) ...         --          --         748          --       6,591           --        7,339
Issuance of common stock in connection
   with the employee stock purchase plan
   (13,309 shares) ........................         --          --         557          --          --           --          557

Comprehensive income:

   Net income .............................         --          --          --      40,122          --           --       40,122

   Other comprehensive income:

     Currency translation adjustment ......         --          --          --          --          --         (619)        (619)
                                                                                                                       ---------
Comprehensive income ......................                                                                               39,503
                                             -----------------------------------------------------------------------------------
Balance at June 30, 2001 ..................  $      --   $     341   $ 139,602   $ 179,442   $ (60,595)   $    (975)   $ 257,815
                                             ===================================================================================

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   SIX MONTHS ENDED
                                                                                            --------------------------------
                                                                                             JUNE 30, 2001     JUNE 30, 2000
                                                                                            --------------------------------
Cash flows from operating activities:
Net income ..............................................................................   $       40,122    $       33,584
Adjustments to reconcile net income to net cash provided by operating activities:
   Deferred income tax (benefit) expense ................................................           (1,119)            5,618
   Depreciation and amortization ........................................................            8,099             6,429
   Gain on sale of Investment ...........................................................           (1,157)               --
   Write down of investment in limited partnership ......................................            1,285                --
   Undistributed net (income) loss on long-term investments .............................             (309)            2,793
   Provision for doubtful receivables ...................................................              405               140
   Loss on sale of premises and equipment ...............................................               --                 5
Decrease (increase) in operating assets:
   Securities owned, at fair value ......................................................          (18,816)         (141,850)
   Receivables from brokers, dealers and other, net .....................................         (154,823)           (9,822)
   Due from affiliates ..................................................................               --           (11,363)
   Investments in limited partnerships ..................................................             (731)             (923)
   Other assets .........................................................................           10,993            (2,433)
Increase in operating liabilities:
   Accounts payable and accrued expenses ................................................           16,545            13,613
   Payable to brokers, dealers and other ................................................               17            69,332
   Software royalties payable ...........................................................            2,073               776
   Securities sold, not yet purchased, at fair value ....................................          144,847            72,652
   Income taxes payable .................................................................             (602)           (5,828)
Securities, available-for-sale gains ....................................................               --            (1,973)
                                                                                            --------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................           46,829            30,750
                                                                                            --------------------------------

Cash flows from investing activities:
   Purchase of premises and equipment ...................................................           (5,285)           (6,911)
   Proceeds from sales of securities, available-for-sale ................................               --             1,973
   Proceeds from sales of Investment ....................................................            1,295                --
   Proceeds from sales of premises and equipment ........................................               --                 5
   Purchase of investments in limited partnerships ......................................          (11,000)             (750)
   Purchase of remaining European subsidiary investment, net of cash acquired ($5,368) ..          (13,132)               --
   Investment in joint venture ..........................................................               --            (2,805)
   Capitalization of software development costs .........................................           (2,175)           (1,353)
                                                                                            --------------------------------
     NET CASH USED IN INVESTING ACTIVITIES ..............................................          (30,297)           (9,841)
                                                                                            --------------------------------

Cash flows from financing activities:
    Issuance/(purchase) of common stock from/(for) treasury .............................            6,591            (8,122)
    Issuance of common stock in connection with employee stock option plan,
       including related tax benefit ....................................................            1,305            26,339
                                                                                            --------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................            7,896            18,217
                                                                                            --------------------------------

     Effect of foreign currency translation on cash and cash equivalents ................             (619)              (12)

     Net increase in cash and cash equivalents ..........................................           23,809            39,114
Cash and cash equivalents - beginning of period .........................................          135,533            53,081
                                                                                            --------------------------------
Cash and cash equivalents - end of period ...............................................   $      159,342    $       92,195
                                                                                            ================================
Supplemental cash flow information:
   Interest paid ........................................................................   $           21    $           86
                                                                                            ================================
   Income taxes paid ....................................................................   $       27,601    $       13,539
                                                                                            ================================

SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

      The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc., U.S. broker-dealers in equity securities, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the 50% ownership interest in the ITG Europe joint venture we did not already own, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Software Inc., our intangible property management subsidiary in California, (6) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (7) Inference Group LLC, our asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the United States ("U.S."), Canada, Australia and Europe.

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

ACQUISITIONS

      In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001 we purchased Societe Generale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting and a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. The purchase price allocation is preliminary and subject to further refinements upon finalization of valuation studies. Goodwill and other intangibles amounting to $16.7 million are being amortized on a straight-line basis over their useful lives, which range between 9 and 34 years.

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

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at June 30, 2001 and December 31, 2000 consisted of the following;

                                                         JUNE 30,      DECEMBER 31,
                                                           2001            2000
                                                       -----------------------------
                                                          (DOLLARS IN THOUSANDS)
Accounts payable and accrued expenses ..............   $      16,523   $      10,664
Accrued compensation ...............................          12,494             850
Deferred compensation ..............................          16,378          14,733
Accrued soft dollars payable .......................          11,093          10,283
Accrued rent expense ...............................           2,754           2,980
                                                       -----------------------------
Total ..............................................   $      59,242   $      39,510
                                                       =============================

EARNINGS PER SHARE

      Net earnings per share of common stock, is based upon an adjusted weighted average number of shares of common stock outstanding. The diluted weighted average number of outstanding shares for the six months ended June 30, 2001 and June 30, 2000 was 32.2 million and 31.4 million, respectively. The diluted weighted average number of outstanding shares for the three months ended June 30, 2001 and June 30, 2000 was 32.3 million and 31.5 million, respectively.

      The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2001 and June 30, 2000.

                                                                      JUNE 30,         JUNE 30,
                                                                        2001             2000
                                                                   --------------   --------------
                                                                       (AMOUNTS IN THOUSANDS,
                                                                      EXCEPT PER SHARE AMOUNTS)
Net income .....................................................   $       40,122   $       33,584
                                                                   ==============   ==============
Shares of common stock and common stock equivalents:
    Average number of common shares used in basic computation ..           31,714           30,712
    Effect of dilutive securities - options ....................              494              673
                                                                   --------------   --------------
    Average number of common shares used in diluted computation            32,208           31,385
                                                                   ==============   ==============
Earnings per share:
    Basic ......................................................   $         1.27   $         1.09
                                                                   ==============   ==============
    Diluted ....................................................   $         1.25   $         1.07
                                                                   ==============   ==============

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended June 30, 2001 and June 30, 2000.

                                                                      JUNE 30,         JUNE 30,
                                                                        2001             2000
                                                                   --------------   --------------
                                                                       (AMOUNTS IN THOUSANDS,
                                                                      EXCEPT PER SHARE AMOUNTS)
Net income .....................................................   $       19,073   $       17,680
                                                                   ==============   ==============
Shares of common stock and common stock equivalents:
    Average number of common shares used in basic computation ..           31,777           30,930
    Effect of dilutive securities - options ....................              494              596
                                                                   --------------   --------------
    Average number of common shares used in diluted computation            32,271           31,526
                                                                   ==============   ==============
Earnings per share:
    Basic ......................................................   $         0.60   $         0.57
                                                                   ==============   ==============
    Diluted ....................................................   $         0.59   $         0.56
                                                                   ==============   ==============

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

      At June 30, 2001, ITG Inc. and AlterNet Securities, Inc. had net capital of $82.0 million and $1.2 million, respectively, of which $81.7 million and $1.1 million, respectively, was in excess of required net capital.

      In addition, ITG Canada, ITG Australia and ITG Europe had regulatory capital in excess of the minimum requirements applicable to each company of approximately $3.4 million, $1.2 million and $1.0 million, respectively.

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

      We may continue to be liable for certain liabilities of our former parent, Jefferies Group, Inc., despite the express assignment of such liabilities to, and the express assumption of such liabilities by, a wholly owned subsidiary of Jefferies Group, Inc. ("New Jefferies"). Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement executed in connection with our spin-off from Jefferies Group, Inc. New Jefferies will be obligated to indemnify us for liabilities related to our former parent and its subsidiaries, but not for our liabilities. Under those agreements, we will be obligated to indemnify New Jefferies for liabilities related to our Company. Our ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

            At both June 30, 2001 and December 31, 2000, we had outstanding capital contribution commitments to a limited partnership in the amount of $300,000.

DIVIDENDS

            Any future payments of dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors deemed relevant.

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No.142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. This will impact the goodwill associated with our completed acquisitions of ITG Australia and ITG Europe.

      We will apply the new rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new standards is expected to result in an increase in net income but is not expected to have a material impact on our earnings or financial position.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            In November 2000 and May 2001, respectively, we purchased the 50% interests in ITG Australia and ITG Europe that we did not previously own. Prior to these acquisitions, ITG Australia and ITG Europe were unconsolidated and accounted for under the equity method of accounting. Following the acquisitions, these entities were fully consolidated and all intercompany activities were eliminated.

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

            Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client site revenue any order that is sent by our clients, through ITG's Client site systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business, (c) fees for development and other services provided to our unconsolidated international affiliates, prior to our acquisition of the remaining interests in ITG Australia and ITG Europe and (d) realized gains and losses in connection with our cash management and strategic investment activities.

EXPENSES:

            Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net (gain)/loss on long-term investments, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, partially offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, BARRA. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, office automation and workstations, data center equipment, market data services and voice, data, telex and network communications. Net
(gain) loss on long-term investments includes equity gain/loss on joint

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES venture investments. Other general and administrative expenses include amortization of software and goodwill and other intangible assets, legal, audit, tax, consulting and promotional expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

                                                         SIX MONTHS ENDED
                                                      ---------------------
                                                      JUNE 30,     JUNE 30,
                                                      ---------------------
                                                        2001         2000
                                                      ---------------------
Revenues:
    Commissions
        POSIT .....................................       48.5         52.1
        Electronic trading desk ...................       22.6         20.7
        Client site ...............................       25.9         24.0
    Other .........................................        3.0          3.2
                                                      ---------------------
        Total revenues ............................      100.0%       100.0%
                                                      ---------------------
Expenses:
    Compensation and employee benefits ............       26.6         24.4
    Transaction processing ........................       13.9         13.7
    Software royalties ............................        6.2          6.8
    Occupancy and equipment .......................        5.3          5.2
    Telecommunications and data processing services        3.8          4.0
    Net (gain) loss on long-term investments ......       (0.2)         1.6
    Other general and administrative ..............        7.3          6.5
                                                      ---------------------
        Total expenses ............................       62.9         62.2
                                                      ---------------------

Income before income tax expense ..................       37.1         37.8
Income tax expense ................................       15.6         16.6
                                                      ---------------------
Net income ........................................       21.5         21.2
                                                      =====================

EARNINGS PER SHARE:

            Basic net earnings per share for the six months ended June 30, 2001 ("First Half 2001") increased $0.18, or 16%, to $1.27 from $1.09 for the six months ended June 30, 2000 ("First Half 2000"). Diluted net earnings per share increased $0.18, or 17%, to $1.25 from $1.07. These results include one-time gains in both First Half 2000 and First Half 2001. In First Half 2000, other revenues included a gain of $2.0 million, recorded on the partial sale of our investment in Versus Technologies, Inc. ("Versus"). In First Half 2001, net
(gain) loss on long-term investments included a gain of $1.9 million relating to the sale of 100,000 shares of stock that ITG Europe held in the London Stock Exchange ("LSE"). Excluding these non-recurring gains, diluted net earnings per share increased 15% or $0.15 from $1.03 to $1.18.

REVENUES:

      Total revenues increased $28.0 million, or 18%, from $158.6 million to $186.6 million. There were 126 trading days in First Half 2000 and 125 trading days in First Half 2001. Revenues per trading day increased by $234,000, or 19%, from $1,259,000 to $1,493,000. Revenues per employee decreased $102,000 or 23%, from $443,000 to $341,000 primarily due to a headcount increase of 105 resulting from our consolidation of ITG Australia in November 2000 and ITG Europe in May 2001 as well as the start-up of ITG Canada in the second quarter of 2000. The increase in headcount

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES outpaced the increase in revenues from international operations as ITG Europe and ITG Canada are in the early stages of development.

      Consolidated POSIT revenues increased $7.9 million or 10% reflecting higher share volume and the consolidation of ITG Australia and ITG Europe in First Half 2001. The number of shares crossed on the U.S. POSIT system increased
0.4 billion, or 9%, from 4.2 billion in First Half 2000 to 4.6 billion in First Half 2001. The number of shares crossed on the U.S. POSIT system per day increased 3.4 million, or 10%, from 33.5 million in First Half 2000 to 36.9 million in First Half 2001. POSIT earned revenues of $2.0 million from international operations in First Half 2001. There were no POSIT revenues from international operations included in the consolidated financial statements in First Half 2000.

      Client site revenues increased 27% resulting from an increase in share volume in First Half 2001, partially offset by a decrease in average Client site revenue per share. The decrease in average Client site revenue per share reflects, in part, growth in our lower priced routing only services which yielded higher margins because we do not have transaction processing costs associated with this business.

      Electronic Trading Desk revenues increased 28% due to both an increase in U.S. share volume in First Half 2001 and the inclusion of $4.1 million of revenues from ITG Australia, ITG Canada and ITG Europe for which no revenues were reported in First Half 2000.

      Other revenues increased primarily from an increase in investment income arising from larger average interest-earning balances. The First Half 2000 included the gain of $2.0 million recorded on the partial sale of our investment in Versus.

EXPENSES:

            Total expenses excluding income tax expense for First Half 2001 increased $18.7 million, or 19%, from $98.6 million in First Half 2000 to $117.3 million.

                                                           FIRST HALF ENDED
                                                               JUNE 30,
                                                               --------
                                                         (DOLLARS IN THOUSANDS)
                                                        ----------------------
                                                          2001           2000         CHANGE        % CHANGE
                                                        --------       --------      --------       --------
Compensation and employee benefits ..................   $ 49,543       $ 38,759      $ 10,784           27.8
Transaction processing ..............................     25,876         21,654         4,222           19.5
Software royalties ..................................     11,629         10,798           831            7.7
Occupancy and equipment .............................      9,821          8,203         1,618           19.7
Telecommunications and data processing services .....      7,131          6,298           833           13.2
Net (gain) loss on long-term investments ............       (309)         2,593        (2,902)        (111.9)
Other general and administrative ....................     13,627         10,340         3,287           31.8
Income tax expense ..................................     29,149         26,344         2,805           10.6

            COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 189 employees or 53% from 358 to 547. Approximately 56% of the increase related to the addition of employees in ITG Canada and the consolidation of ITG Australia and ITG Europe. Twenty five percent of the increase related to new staff in technology, product development and production infrastructure. Total compensation and employee benefits as a percentage of revenues increased to 26.6% in the First Half 2001 from 24.4% in First Half 2000. This 2.2% increase is primarily attributable to the consolidation of ITG Australia and ITG Europe and the inclusion of ITG Canada, while the U.S. percentage remained relatively unchanged. Average compensation and employee benefits expenses per (average) headcount decreased $15,000, or 13%, from $115,000 to $100,000.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

            TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 13.7% to 13.9% of revenues. This includes transaction costs incurred by ITG Australia, ITG Canada and ITG Europe that were not included in First Half 2000. U.S. transaction costs as a percentage of revenues decreased from 13.8% in First Half 2000 to 13.7% in First Half 2001. ECN costs in the U.S. increased $2.6 million from $4.7 million in First Half 2000 to $7.3 million in First Half 2001 reflecting higher ECN volume, which more than doubled compared to First Half 2000, partially offset by savings achieved due to a higher share of executions being made through lower cost ECN providers. Despite our share volume growth, U.S. clearing and execution costs contributed to the decline as a result of rate reductions negotiated with our clearing and execution vendors and a change in trading patterns in U.S. POSIT as average execution sizes increased.

            SOFTWARE ROYALTIES: Because software royalties are contractually fixed as a percentage of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

            OCCUPANCY AND EQUIPMENT: The increase in headcount and infrastructure enhancements resulted in additional equipment purchases and the associated depreciation and maintenance expenses. Rent expense increased due to the expansion of our research and development facility in Culver City, California, the opening of additional offices in June 2000 in Toronto, Canada and Waltham, Massachusetts and the space utilized by ITG Australia and ITG Europe subsequent to consolidation of these entities in November 2000 and May 2001, respectively.

            TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Telecommunications and data processing services as a percentage of revenues decreased slightly from 4.0% to 3.8% reflecting supplier refunds received in the Second Quarter 2001 as a result of aggressive cost reviews, partially offset by the inclusion of costs incurred by ITG Australia, ITG Canada and ITG Europe, which were not included in First Half 2000.

            NET (GAIN) LOSS ON LONG-TERM INVESTMENTS: In First Half 2001 we recognized a one time gain of $1.9 million through our ITG Europe joint venture relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE which were received at the time of the LSE demutualization in the year 2000. The reported gain of $0.3 million was net of our $1.6 million share of ITG Europe's operating loss for First Half 2001. In First Half 2000 we recognized a loss on long-term investments primarily resulting from the start-up costs of our Vostock joint venture with WIT SoundView combined with losses on our ITG Europe joint venture relating to the development and marketing costs of our European expansion.

            OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects an increase in consulting fees, increased spending on business development and costs incurred from ITG Australia, ITG Canada, and ITG Europe, which were not included in First Half 2000. In addition, expenses relating to software amortization for certain products that were released in the fourth quarter of 2000 contributed to the higher expense in First Half 2001.

INCOME TAX EXPENSE

            The decrease in the effective tax rate from 44.0% in First Half 2000 to 42.1% in First Half 2001 was due to decreases in state and local income taxes as well as the application of ITG Europe's net operating loss carry forwards against income (primarily as a result of the recognition of a $1.9 million gain on the sale of LSE shares) that was therefore not subject to tax.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

                                                              THREE MONTHS ENDED
                                                            ----------------------
                                                            JUNE 30,      JUNE 30,
                                                            ----------------------
                                                              2001          2000
                                                            ----------------------
Revenues:
    Commissions
        POSIT .........................................         49.9          53.7
        Electronic trading desk .......................         22.3          18.6
        Client site ...................................         26.4          23.5
    Other .............................................          1.4           4.2
                                                            ----------------------
        Total revenues ................................        100.0%        100.0%
                                                            ----------------------
Expenses:
    Compensation and employee benefits ................         27.1          24.5
    Transaction processing ............................         13.6          13.2
    Software royalties ................................          6.3           7.0
    Occupancy and equipment ...........................          5.4           5.2
    Telecommunications and data processing services ...          3.5           3.9
    Net loss on long-term investments .................          0.8           2.2
    Other general and administrative ..................          7.5           6.2
                                                            ----------------------
        Total expenses ................................         64.2          62.2
                                                            ----------------------

Income before income tax expense ......................         35.8          37.8
Income tax expense ....................................         15.7          16.4
                                                            ----------------------
Net income ............................................         20.1          21.4
                                                            ======================

EARNINGS PER SHARE:

            Basic net earnings per share for the three months ended June 30, 2001 ("Second Quarter 2001") increased $0.03, or 5%, to $0.60 from $0.57 for the three months ended June 30, 2000 ("Second Quarter 2000"). Diluted net earnings per share increased $0.03, or 5%, to $0.59 from $0.56. Excluding the non-recurring gain from the partial sale of our investment in Versus in Second Quarter 2000, diluted net earnings per share increased 14% or $0.07 from $0.52 to $0.59.

REVENUES:

            Total revenues increased $11.9 million, or 14%, from $83.0 million to $94.9 million. There were 63 trading days in both Second Quarter 2000 and Second Quarter 2001. Revenues per trading day increased by $189,000, or 14%, from $1,317,000 to $1,506,000. Revenues per employee decreased $59,000 or 25%, from $232,000 to $173,000 primarily due to a headcount increase of 105 resulting from our consolidation of ITG Australia in November 2000 and ITG Europe in May 2001 as well as the start-up of ITG Canada in Second Quarter 2000. The increase in headcount outpaced the increase in revenues from international operations as ITG Europe and ITG Canada are in the early stages of development.

      Consolidated POSIT revenues increased $2.8 million or 6% which included the consolidation of ITG Australia and ITG Europe which contributed $1.6 million or 57% of the increase. The number of shares crossed on the U.S. POSIT system increased 0.1 billion, or 1%, from 2.3 billion in Second Quarter 2000 to 2.4 billion in Second Quarter 2001. The number of shares crossed on the U.S. POSIT system per day increased 0.5 million, or 1%, from 36.8 million in Second Quarter 2000 to 37.3 million in Second Quarter 2001. POSIT earned revenues of $1.6 million from international operations in Second Quarter 2001. There were no POSIT revenues from international operations included in the consolidated financial statements in Second Quarter 2000.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

      Client site revenues increased 28% resulting from an increase in share volume in Second Quarter 2001 partially offset by a decrease in average Client site revenue per share. The decrease in average Client site revenue per share reflects, in part, growth in our lower priced routing only services which yielded higher margins because we do not have transaction processing costs associated with this business.

      Electronic Trading Desk revenues increased 37% due to both an increase in U.S. share volume in Second Quarter 2001 and revenues from ITG Australia, ITG Canada and ITG Europe for which no revenues were reported in Second Quarter 2000.

      Other revenues decreased primarily due to the gain recorded in the Second Quarter 2000 from the partial sale of our investment in Versus and the reduction in Second Quarter 2001 of international development fee income from ITG Europe due to our acquisition and consolidation of this entity from May 2001.

EXPENSES:

            Total expenses excluding income tax expense for Second Quarter 2001 increased $9.3 million, or 18%, from $51.6 million in Second Quarter 2000 to $60.9 million.

                                                    SECOND QUARTER ENDED
                                                           JUNE 30,
                                                           --------
                                                    (DOLLARS IN THOUSANDS)
                                                    ----------------------
                                                       2001          2000       CHANGE        % CHANGE
                                                    ---------     --------     --------       --------
Compensation and employee benefits ............     $  25,710     $ 20,319     $  5,391          26.5
Transaction processing ........................        12,920       10,945        1,975          18.0
Software royalties ............................         6,011        5,810          201           3.5
Occupancy and equipment .......................         5,141        4,307          834          19.4
Telecommunications and data processing services         3,356        3,265           91           2.8
Net loss on long-term investments .............           719        1,811       (1,092)        (60.3)
Other general and administrative ..............         7,035        5,182        1,853          35.8
Income tax expense ............................        14,886       13,642        1,244           9.1

            COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 189 employees or 53% from 358 to 547. Approximately 56% of the headcount increase related to the addition of employees in ITG Canada and the consolidation of ITG Australia and ITG Europe. As a percentage of revenues, total compensation and employee benefits increased to 27.1% in the Second Quarter 2001 from 24.5% in Second Quarter 2000. This 2.6% increase is primarily attributable to the consolidation of ITG Australia and ITG Europe and the inclusion of ITG Canada, while the U.S. remained relatively unchanged. Average compensation and employee benefits expenses per (average) headcount decreased $8,000, or 13%, from $60,000 to $52,000.

            TRANSACTION PROCESSING: Transaction processing as a percentage of revenues increased from 13.2% to 13.6% of revenues. This includes transaction costs incurred by ITG Australia, ITG Canada and ITG Europe that were not included in Second Quarter 2000. U.S. transaction costs as a percentage of revenues were 13.4% in Second Quarter 2001 vs. 13.3% in Second Quarter 2000. ECN costs in the U.S. increased $0.9 million from $2.6 million in Second Quarter 2000 to $3.5 million in Second Quarter 2001 reflecting higher ECN volume, which more than doubled compared to Second Quarter 2000, partially offset by savings achieved due to a higher share of executions being made through lower cost ECN providers. Despite share volume growth, collective U.S. clearing and execution costs decreased as a percentage of revenues as a result of negotiated rate reductions with our vendors and the change in trading patterns in POSIT as average execution sizes increased.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

            SOFTWARE ROYALTIES: Because software royalties are contractually fixed as a percentage of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

            OCCUPANCY AND EQUIPMENT: The increase in headcount and infrastructure enhancements resulted in additional equipment purchases and the associated depreciation and maintenance expenses. Rent expense increased due to the expansion of our research and development facility in Culver City, California, the opening of additional offices during June 2000 in Toronto, Canada and Waltham, Massachusetts and the space utilized by ITG Australia and ITG Europe subsequent to consolidation of these entities in November 2000 and May 2001, respectively.

            TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Telecommunications and data processing services as a percentage of revenues decreased from 3.9% to 3.5% reflecting supplier refunds received as a result of aggressive cost reviews, partially offset by the inclusion of costs incurred by ITG Australia, ITG Canada and ITG Europe, which were not included in Second Quarter 2000.

            NET LOSS ON LONG-TERM INVESTMENTS: In Second Quarter 2001 we recognized our 50% share of ITG Europe's operating loss for the period prior to its consolidation in May 2001, when it became a wholly owned subsidiary. In Second Quarter 2000 we recognized the start-up costs of our Vostock joint venture with WIT SoundView combined with a loss on long-term investments primarily resulting from our ITG Europe joint venture.

            OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects an increase in consulting fees, increased spending on business development and costs incurred from ITG Australia, ITG Canada, and ITG Europe, which were not included in Second Quarter 2000. In addition, expenses relating to software amortization for certain products that were released in the fourth quarter of 2000 contributed to the higher expense in Second Quarter 2001.

INCOME TAX EXPENSE

            The increase in the effective tax rate from 43.6% in Second Quarter 2000 to 43.8% in Second Quarter 2001 was primarily due to an increase in non-deductible foreign losses resulting from the full consolidation of ITG Europe in May 2001, which was partially offset by decreases in state and local income taxes in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

            Our liquidity and capital resource requirements result from our working capital needs primarily consisting of compensation and benefits, transaction processing fees and software royalty fees. Historically, cash from operations has met all working capital requirements. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.

            We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable rate municipal securities, auction rate preferred stock, common stock and convertible debt securities. At June 30, 2001, such cash equivalents and securities owned at fair value amounted to $230.5 million and net receivables from brokers, dealers and other, of $175.5 million were due within 30 days.

            We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of June 30, 2001, we had investments in limited partnerships investing in marketable securities and a venture capital fund amounting to $27.1 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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

ACQUISITIONS

      In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001 we purchased Societe Generale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting and a portion of the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. The purchase price allocation is preliminary and subject to further refinements upon finalization of valuation studies. Goodwill and other intangibles amounting to $16.7 million are being amortized on a straight-line basis over their useful lives, which range between 9 and 34 years.

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Date of the Meeting - May 16, 2001
Type of Meeting - Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

Frank E. Baxter
Neal S. Garonzik
William I Jacobs
Raymond L. Killian, Jr.
Robert L. King
Mark A. Wolfson

At the meeting, with respect to the election of the directors and ratification of the appointment of KPMG LLP as our independent auditors for the 2001 fiscal year, the votes were cast in the following manner:

Election of Directors:

NAME                                                       FOR         WITHHELD
Frank E  Baxter                                         28,080,053      330,290
Neal S  Garonzik                                        28,261,199      149,144
William I  Jacobs                                       28,261,199      149,144
Raymond L  Killian, Jr,                                 25,347,361    3,062,982
Robert L  King                                          28,261,199      149,144
Mark A  Wolfson                                         28,261,199      149,144

Ratification of the appointment of KPMG LLP as our independent auditors for the 2001 fiscal year:

                                                     NUMBER OF SHARES
                                                     ----------------
For                                                     28,263,089
Against                                                    131,277
Abstain                                                     15,977

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            None

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INVESTMENT TECHNOLOGY GROUP, INC.
                                                (Registrant)


Date: August 13, 2001                By: /S/ Howard C. Naphtali
     ---------------------             -----------------------------------------
                                         Howard C. Naphtali
                                         Chief Financial Officer and
                                         Duly Authorized Signatory of Registrant

               INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES