Form 10-Q
period 2001-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2001-11-14
CIK 920424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001         Commission file number: 0 - 23644

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




                                 Yes [X] No [ ]





As of November 14, 2001, the Registrant had 32,384,921 shares of common stock, $.01 par value, outstanding.

                                             QUARTERLY REPORT ON FORM 10-Q


                                                   TABLE OF CONTENTS

                                             PART I. - FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                        ----------
Item 1.       Financial Statements
              Consolidated Statements of Financial Condition:
                  September 30, 2001 (unaudited) and December 31, 2000..............................        4

              Consolidated Statements of Income (unaudited):
                  Nine Months Ended September 30, 2001 and 2000.....................................        5
                  Three Months Ended September 30, 2001 and 2000....................................        6

              Consolidated Statement of Changes in Stockholders' Equity (unaudited):
                  Nine Months Ended September 30, 2001..............................................        7

              Consolidated Statements of Cash Flows (unaudited):
                  Nine Months Ended September 30, 2001 and 2000.....................................        8

              Condensed Notes to Consolidated Financial Statements (unaudited)......................        9


Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................       13




                          PART II. - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders...................................       22
Item 6.       Exhibits and Reports on Form 8-K......................................................       22

              Signatures..............................................................................     23







QUANTEX is a registered trademark of the Investment Technology Group, Inc. companies.
POSIT is a registered service mark of the POSIT Joint Venture.
Smartserver, ITG ACE, TCA and ITG Access are trademarks of the Investment Technology Group, Inc. companies.






            Investment Technology Group, Inc. and Subsidiaries

FORWARD-LOOKING STATEMENTS

     In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, market volatility, changes in the regulatory environment, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates.


            Investment Technology Group, Inc. and Subsidiaries

PART I.   -   FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       SEPTEMBER 30,                DECEMBER 31,
                                                                           2001                         2000
                                                                ------------------------     ------------------------
                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents.................................       $          200,095           $          135,533
Securities owned, at fair value...........................                   65,524                       51,761
Receivables from brokers, dealers and other, net..........                   32,119                       23,892
Investments in limited partnerships.......................                   26,617                       16,702
Premises and equipment....................................                   25,389                       24,330
Capitalized software......................................                    4,865                        4,544
Intangible assets.........................................                   24,810                        4,408
Deferred taxes............................................                    6,205                        4,499
Other assets..............................................                    3,775                       16,043
                                                                ------------------------     ------------------------
Total assets..............................................       $          389,399           $          281,712
                                                                ========================     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses.....................       $            60,600          $            39,510
Payable to brokers, dealers and other.....................                    14,372                        7,303
Software royalties payable................................                     5,960                        4,151
Securities sold, not yet purchased, at fair value.........                     9,008                       11,402
Income taxes payable......................................                    20,717                        8,930
                                                                ------------------------     ------------------------
Total liabilities.........................................                   110,657                       71,296
                                                                ------------------------     ------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01; shares authorized:
      1,000,000; shares issued: none......................                      -                            -
   Common stock, par value $0.01; shares authorized:
      100,000,000; shares issued: 34,123,494 and 34,096,514
      at September 30, 2001 and
      December 31, 2000...................................                       341                          341
   Additional paid-in capital.............................                   141,609                      138,297
   Retained earnings......................................                   195,390                      139,320
   Common stock held in treasury, at cost; shares: 2,126,952
      and 2,479,568 at September 30, 2001 and
        December 31, 2000.................................                   (57,576)                     (67,186)
   Accumulated other comprehensive loss:
      Currency translation adjustment.....................                    (1,022)                        (356)
                                                                ------------------------     ------------------------

   Total stockholders' equity.............................                   278,742                      210,416
                                                                ------------------------     ------------------------
Total liabilities and stockholders' equity                       $           389,399          $           281,712
                                                                ========================     ========================

                  SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


            Investment Technology Group, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              NINE MONTHS ENDED
                                                                   ----------------------------------------
                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                         2001                2000
                                                                   -----------------   --------------------
REVENUES:
     Commissions:
       POSIT..............................................         $      137,357       $      120,276
       Electronic trading desk............................                 64,284               48,533
       Client site........................................                 69,470               55,688
     Other................................................                  6,283                9,755
                                                                   -------------------- ------------------
         Total revenues...................................                277,394              234,252
                                                                   -------------------- ------------------

EXPENSES:
     Compensation and employee benefits...................                 76,523               58,147
     Transaction processing...............................                 37,780               32,150
     Software royalties...................................                 17,497               15,712
     Occupancy and equipment..............................                 15,657               12,520
     Telecommunications and data processing services......                 11,089                9,052
     Net (gain) loss on long-term investments ............                   (309)               3,826
     Other general and administrative.....................                 21,511               15,398
                                                                   -------------------- ------------------
         Total expenses...................................                179,748              146,805
                                                                   -------------------- ------------------

Income before income tax expense..........................                 97,646               87,447

Income tax expense........................................                 41,576               38,419
                                                                 ---------------------- ------------------

Net income................................................         $       56,070       $       49,028
                                                                 ====================== ==================

Basic net earnings per share of common stock..............         $         1.76        $         1.59
                                                                 ====================== ==================

Diluted net earnings per share of common stock............         $         1.74        $         1.56
                                                                 ====================== ==================

Basic weighted average shares outstanding.................                 31,792               30,828
                                                                 ====================== ==================

Diluted weighted average shares and common stock equivalents
     outstanding..........................................                 32,284               31,490
                                                                 ====================== ==================


           SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



            Investment Technology Group, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             THREE MONTHS ENDED
                                                                   ----------------------------------------

                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                         2001                2000
                                                                   -----------------    -------------------

REVENUES:
     Commissions:
       POSIT..............................................         $       46,833       $       37,618
       Electronic trading desk............................                 22,184               15,695
       Client site........................................                 21,220               17,641
     Other................................................                    568                4,725
                                                                   -------------------- ------------------
         Total revenues...................................                 90,805               75,679
                                                                   -------------------- ------------------

EXPENSES:
     Compensation and employee benefits...................                 26,980               19,388
     Transaction processing...............................                 11,904               10,496
     Software royalties...................................                  5,868                4,914
     Occupancy and equipment..............................                  5,836                4,317
     Telecommunications and data processing services......                  3,958                2,754
     Net loss on long-term investments ...................                      -                1,233
     Other general and administrative.....................                  7,884                5,058
                                                                   -------------------- ------------------
         Total expenses...................................                 62,430               48,160
                                                                   -------------------- ------------------

Income before income tax expense..........................                 28,375               27,519

Income tax expense........................................                 12,427               12,075
                                                                   -------------------- -----------------

Net income................................................         $       15,948        $      15,444
                                                                   ==================== =================

Basic net earnings per share of common stock..............         $        0.50         $        0.50
                                                                   ==================== =================

Diluted net earnings per share of common stock............         $        0.49         $        0.49
                                                                   ==================== =================

Basic weighted average shares outstanding.................                 31,947               31,057
                                                                   ==================== =================

Diluted weighted average shares and common stock equivalents
     outstanding..........................................                 32,423               31,729
                                                                   ==================== =================




                     SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            Investment Technology Group, Inc. and Subsidiaries



                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                            Common     Accumulated
                                                                  Additional                Stock          Other          Total
                                            Preferred   Common     Paid-in     Retained    Held in    Comprehensive   Stockholders'
                                              Stock     Stock      Capital     Earnings    Treasury        Loss          Equity
                                           ----------- -------- ------------  ----------  ----------  --------------- -------------

Balance at December 31, 2000...............   $   -     $  341   $ 138,297    $ 139,320   $ (67,186)     $   (356)     $ 210,416

Issuance of common stock in connection
   with the 1994 stock option and long-term
   incentive plan (352,616 shares).........       -          -       2,164            -       9,610             -         11,774
Issuance of common stock in connection
   with the employee stock purchase plan
   (26,980 shares).........................       -          -       1,148            -           -             -          1,148

Comprehensive income:

   Net income..............................       -          -           -        56,070          -             -         56,070

   Other comprehensive income:

       Currency translation adjustment.....       -          -           -             -          -          (666)          (666)
                                                                                                                        --------
Comprehensive income.......................                                                                               55,404
                                             ---------  ------     --------     --------    --------      ---------     --------
Balance at September 30, 2001..............  $    -     $  341     $141,609     $195,390    $(57,576)      $ (1,022)    $278,742
                                             =========  ======     ========     ========    ========      =========     ========

                     SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



            Investment Technology Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                      --------------------------------------------
                                                                                       SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                                                      --------------------- ----------------------
Cash flows from operating activities:
Net income..........................................................................$           56,070    $           49,028
Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred income tax (benefit) expense ..........................................            (1,707)               10,248
    Depreciation and amortization...................................................            12,069                 9,892
    Gain on sale of investment......................................................            (1,157)                    -
    Write down of investment in limited partnership.................................             1,285                     -
    Undistributed net (income) loss on long-term investments........................              (309)                4,026
    Provision for doubtful receivables..............................................             1,193                   310
    Loss on sale of premises and equipment..........................................                 -                     5
Decrease (increase) in operating assets:
    Securities owned, at fair value.................................................           (13,189)              (11,278)
    Receivables from brokers, dealers and other, net................................            (8,683)               (4,783)
    Investments in limited partnerships.............................................              (200)               (1,102)
    Other  assets...................................................................            10,066               (16,682)
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses...........................................            17,603                13,219
    Payable to brokers, dealers and other...........................................             6,407                 9,224
    Software royalties payable......................................................             1,809                  (190)
    Securities sold, not yet purchased, at fair value...............................            (2,394)                1,229
    Income taxes payable............................................................            11,652                (8,711)
Securities, available-for-sale gains................................................                 -                (4,258)
                                                                                    ----------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES......................................            90,515                50,177
                                                                                    ----------------------------------------------

Cash flows from investing activities:
    Purchase of premises and equipment..............................................            (7,649)               (9,686)
    Proceeds from sales of securities, available-for-sale...........................                 -                 4,258
    Proceeds from sales of investment...............................................             1,295                     -
    Proceeds from sales of premises and equipment...................................                 -                     5
    Purchase of investments in limited partnerships.................................           (11,000)                 (750)
    Purchase of remaining European subsidiary investment, net of cash acquired
     ($5,368).......................................................................           (13,132)                    -
    Purchase of KastenNet, net of cash acquired ($0)................................            (4,661)                    -
    Investment in joint venture.....................................................                 -                (2,805)
    Capitalization of software development costs....................................            (3,062)               (2,085)
                                                                                    ----------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES..........................................           (38,209)              (11,063)
                                                                                    ----------------------------------------------

Cash flows from financing activities:
    Issuance/(purchase) of common stock from/(for) treasury.........................             9,610                (8,130)
    Issuance of common stock in connection with employee stock option
     plan, including related tax benefit............................................             3,312                33,042
                                                                                    ----------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES......................................            12,922                24,912
                                                                                    ----------------------------------------------

    Effect of foreign currency translation on cash and cash equivalents.............              (666)                 (168)

     Net increase in cash and cash equivalents......................................            64,562                63,858
Cash and cash equivalents - beginning of period.....................................           135,533                53,081
                                                                                    ----------------------------------------------
Cash and cash equivalents - end of period...........................................$          200,095    $          116,939
                                                                                    ==============================================
Supplemental cash flow information:
    Interest paid...................................................................$               28    $               86
                                                                                    ==============================================
    Income taxes paid ..............................................................$           27,866    $           19,399
                                                                                    ==============================================

                  SEE ACCOMPANYING UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            Investment Technology Group, Inc. and Subsidiaries

    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc., U.S. broker-dealers in equity securities, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the 50% ownership interest in the ITG Europe joint venture we did not already own, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Software, Inc., our intangible property management subsidiary in California, (6) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (7) Inference Group LLC, our asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the United States ("U.S."), Canada, Australia and Europe.

     We are a leading financial technology firm that provides a fully integrated set of value-added electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, efficiently access liquidity in multiple markets and achieve superior, low-cost trade execution. Our clients are major institutional investors and broker-dealers. Our products include: POSIT, the world's largest electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; Electronic Trading Desk, an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity; ITG ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; ITG Access, a browser-based order routing tool; and research, development, sales and consulting services to clients.

ACQUISITIONS

       In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001 we purchased Societe Generale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. Goodwill and other intangibles amounting to $16.7 million are being amortized on a straight-line basis over their useful lives, which range between 9 and 34 years.

    On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited ("Kasten Chase") for $7.4 million Canadian dollars (approximately $4.7 million USD). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets and business of KastenNet via KTG Technologies Corporation, a new wholly-owned subsidiary of ITG. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition.

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

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 30, 2001 and December 31, 2000 consisted of the following;

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 2001             2000
                                            ---------------- ---------------
                                                (DOLLARS IN THOUSANDS)
Accounts payable and accrued expenses..     $    14,705      $    10,664
Accrued compensation ..................          16,442              850
Deferred compensation .................          15,562           14,733
Accrued soft dollars payable...........          11,253           10,283
Accrued rent expense...................           2,638            2,980
                                            ---------------- ---------------
Total .................................     $     60,600     $    39,510
                                            ================ ===============

EARNINGS PER SHARE

     Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding. The diluted weighted average number of outstanding shares for the nine months ended September 30, 2001 and September 30, 2000 was 32.3 million and 31.5 million, respectively. The diluted weighted average number of outstanding shares for the three months ended September 30, 2001 and September 30, 2000 was 32.4 million and 31.7 million, respectively.




            Investment Technology Group, Inc. and Subsidiaries

     The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2001 and September 30, 2000.

                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                              2001               2000
                                                                        ---------------    ----------------
                                                                               (AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
Net income.........................................................     $    56,070           $    49,028
                                                                        ===============       =============
Shares of common stock and common stock equivalents:
     Average number of common shares used in basic computation.....          31,792                30,828
     Effect of dilutive securities ................................             492                   662
                                                                        ---------------       -------------
     Average number of common shares used in diluted computation.            32,284                31,490
                                                                        ===============       =============
Earnings per share:
     Basic.........................................................     $      1.76           $      1.59
                                                                        ===============       =============
     Diluted.......................................................     $      1.74           $      1.56
                                                                        ===============       =============

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended September 30, 2001 and September 30, 2000.

                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                              2001               2000
                                                                        ---------------    ----------------
                                                                               (AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
Net income.........................................................     $    15,948           $    15,444
                                                                        ===============       =============
Shares of common stock and common stock equivalents:
     Average number of common shares used in basic computation.....          31,947                31,057
     Effect of dilutive securities ................................             476                   672
                                                                        ---------------       -------------
     Average number of common shares used in diluted computation.            32,423                31,729
                                                                        ===============       =============
Earnings per share:
     Basic.........................................................     $      0.50           $      0.50
                                                                        ===============       =============
     Diluted.......................................................     $      0.49           $      0.49
                                                                        ===============       =============

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

         At September 30, 2001, ITG Inc. and AlterNet Securities, Inc. had net capital of $99.0 million and $1.5 million, respectively, of which $98.7 million and $1.4 million, respectively, was in excess of required net capital.

         In addition, ITG Canada, ITG Australia and ITG Europe had regulatory capital in excess of the minimum requirements applicable to each company of approximately $5.1 million, $0.6 million and $0.8 million, respectively.

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

         We may continue to be liable for certain liabilities of our former parent, Jefferies Group, Inc., despite the express assignment of such liabilities to, and the express assumption of such liabilities by, a wholly owned subsidiary of Jefferies Group, Inc. ("New Jefferies"). Pursuant to the distribution agreement, benefits agreement and tax sharing and indemnification agreement executed in connection with our spin-off from Jefferies Group, Inc., New Jefferies will be obligated to indemnify us for liabilities related to our former parent and its subsidiaries, but not for our liabilities. Under those agreements, we will be obligated to indemnify New Jefferies for liabilities related to our Company. Our ability to recover any costs under such indemnity will depend upon the future financial strength of New Jefferies.

         At both September 30, 2001 and December 31, 2000, we had outstanding capital contribution commitments to a limited partnership in the amount of $300,000.


DIVIDENDS

         Any future payments of dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors deemed relevant.


RECENT ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No.142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. This will impact the goodwill associated with our completed acquisitions of ITG Australia, ITG Europe and KastenNet.

     We will apply the new rules in accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new standards is expected to result in an increase in net income but is not expected to have a material impact on the Company's earnings or financial position.

SUBSEQUENT EVENT

     On November 13, 2001 we filed a Form 8-K announcing a three-for-two stock split. The stock split will be effective December 7, 2001 for shareholders of record at the close of business on November 23, 2001. Accordingly, the first day the stock will trade at the new value is December 10, 2001.


            Investment Technology Group, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         In November 2000 and May 2001, respectively, we purchased the 50% interests in ITG Australia and ITG Europe that we did not previously own. Prior to these acquisitions, ITG Australia and ITG Europe were unconsolidated and accounted for under the equity method of accounting. Following the acquisitions, these entities were fully consolidated and all intercompany financial activities were eliminated from the consolidated financial statements.

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

         Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. We collect a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client Site revenue any order that is sent by our clients, through our Client Site systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business, (c) fees for development and other services provided to our unconsolidated international affiliates prior to our acquisition of the remaining interests in ITG Australia and ITG Europe, (d) realized gains and losses in connection with our cash management and strategic investment activities and (e) income from positions taken by ITG Canada arising from customer facilitations which are a customary practice in the Canadian marketplace.

EXPENSES:

         Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net (gain)/loss on long-term investments, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, partially offset by capitalized software. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, Barra. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Net (gain) loss on long-term investments includes equity gain/loss on joint

            Investment Technology Group, Inc. and Subsidiaries venture investments. Other general and administrative expenses include amortization of software, goodwill and other intangible assets, legal, audit, tax, consulting and promotional expenses.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     The results of operations for the nine months ended September 30, 2001, take into account the tragic events of September 11, 2001 and the related four-day closure of the financial markets. Although our operations were not directly impacted through loss of property or personnel, we were affected indirectly. We have estimated that the four-day closure of the financial markets have reduced earnings per share by $0.11 for both the year to date and the quarter ended September 30, 2001. This reduction included our $1.0 million contribution to the New York Times 9/11 Neediest Fund and approximately $0.3 million pertaining to reserves for receivables from certain customers that were directly impacted by the tragic events. Revenues from these customers collectively represent less than 0.2% of revenues for the nine months ended September 30, 2001. We do not expect that the tragic events of September 11, 2001 will have an impact on future earnings.

     The table below sets forth certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

                                                                     NINE MONTHS ENDED
                                                             -----------------------------------
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ----------------- -----------------
                                                                   2001              2000
                                                             ----------------- -----------------
Revenues:
     Commissions
         POSIT............................................        49.5              51.3
         Electronic trading desk..........................        23.2              20.7
         Client site......................................        25.0              23.8
     Other................................................         2.3               4.2
                                                             ----------------- -----------------
         Total revenues...................................       100.0%            100.0%
                                                             ----------------- -----------------
Expenses:

     Compensation and employee benefits...................        27.6              24.8
     Transaction processing...............................        13.6              13.7
     Software royalties...................................         6.3               6.7
     Occupancy and equipment..............................         5.6               5.3
     Telecommunications and data processing services......         4.0               3.9
     Net (gain) loss on long-term investments ............        (0.1)              1.6
     Other general and administrative.....................         7.8               6.7
                                                             ----------------- -----------------
         Total expenses...................................        64.8              62.7
                                                             ----------------- -----------------

Income before income tax expense..........................        35.2              37.3
Income tax expense........................................        15.0              16.4
                                                             ----------------- -----------------
Net income................................................        20.2              20.9
                                                             ================= =================

EARNINGS PER SHARE:

         Basic net earnings per share for the nine months ended September 30, 2001 ("First Nine Months 2001") increased $0.17, or 11%, to $1.76 from $1.59 for the nine months ended September 30, 2000 ("First Nine Months 2000"). Diluted net earnings per share increased $0.18, or 12%, to $1.74 from $1.56. These results include one-time gains in both First Nine Months 2000 and First Nine Months 2001. In First Nine Months 2000, other revenues included a gain of $4.3 million, recorded on the sale of our investment in Versus Technologies, Inc. ("Versus"). In First Nine Months 2001, net (gain) loss on long-term investments included a gain of $1.9 million relating to the sale of 100,000 shares of stock that ITG Europe held in the

            Investment Technology Group, Inc. and Subsidiaries

London Stock Exchange ("LSE"). Excluding these non-recurring gains, diluted net earnings per share increased $0.20, or 14%, from $1.48 to $1.68.


REVENUES:

     Total revenues increased $43.1 million, or 18.4%, from $234.3 million to $277.4 million. There were 189 trading days in First Nine Months 2000 and 184 trading days in First Nine Months 2001, reflecting the four-day closure of the financial markets from September 11 through September 14, 2001. Revenues per trading day increased by $268,000, or 22%, from $1,239,000 to $1,508,000.
Revenues per employee decreased $99,000 or 17%, from $596,000 to $497,000, primarily due to a headcount increase of 165 primarily resulting from our consolidation of ITG Australia in November 2000 and ITG Europe in May 2001 as well as the start-up of ITG Canada in the second quarter of 2000. The increase in headcount outpaced the increase in revenues from international operations as ITG Europe and ITG Canada are in the early stages of development.

     Consolidated POSIT revenues increased $17.1 million or 14.2% reflecting higher share volume and the consolidation of ITG Australia and ITG Europe included in First Nine Months 2001. The number of shares crossed on the U.S. POSIT system increased 0.7 billion, or 11%, from 6.1 billion in First Nine Months 2000 to 6.8 billion in First Nine Months 2001. The number of shares crossed on the U.S. POSIT system per day increased 4.7 million, or 15%, from
32.5 million in First Nine Months 2000 to 37.2 million in First Nine Months 2001. POSIT earned revenues of $5.8 million from international operations in First Nine Months 2001. There were no international POSIT revenues included in the consolidated financial statements in First Nine Months 2000.

     Client Site revenues increased 24.7% resulting from an increase in share volume in First Nine Months 2001, partially offset by a decrease in average Client Site revenue per share. The decrease in average Client Site revenue per share reflects, in part, growth in our lower priced routing only services which yielded higher margins because we do not have transaction processing costs associated with this business.

     Electronic Trading Desk revenues increased 32.5% due to both an increase in U.S. share volume in First Nine Months 2001 and the inclusion of $8.9 million of revenues from ITG Australia, ITG Canada and ITG Europe for which only $57,000 of revenues were reported in First Nine Months 2000.

     Other revenues decreased primarily from the one time gain of $4.3 million recognized in First Nine Months 2000, recorded on the sale of our investment in Versus. Also contributing to the decrease was the reduction of development fee income and other services provided to our unconsolidated international affiliates, prior to our acquisition of the remaining interests in ITG Australia and ITG Europe. This was partially offset by an increase in interest and investment income as a result of higher average invested balances and income from ITG Canada trading activities as part of their customer facilitation practices.





            Investment Technology Group, Inc. and Subsidiaries

EXPENSES:

         Total expenses excluding income tax expense for First Nine Months 2001 increased $32.9 million, or 22.4%, from $146.8 million in First Nine Months 2000 to $179.7 million.

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        ---------------------
                                                                        (DOLLARS IN THOUSANDS)
                                                                        2001            2000           CHANGE       % CHANGE
                                                                        ----            ----           ------       --------
         Compensation and employee benefits........................     $76,523         $58,147        $18,376         31.6
         Transaction processing....................................      37,780          32,150          5,630         17.5
         Software royalties........................................      17,497          15,712          1,785         11.4
         Occupancy and equipment...................................      15,657          12,520          3,137         25.1
         Telecommunications and data processing services...........      11,089           9,052          2,037         22.5
         Net (gain) loss on long-term investments .................       (309)           3,826        (4,135)      (108.1)
         Other general and administrative..........................      21,511          15,398          6,113         39.7
         Income tax expense........................................      41,576          38,419          3,157          8.2

         COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 165 employees or 42% from 393 to 558. Approximately 55% of the increase related to the consolidation of ITG Australia and ITG Europe and the addition of employees in ITG Canada. Nineteen percent of the increase related to new staff in technology, product development and production infrastructure. Total compensation and employee benefits as a percentage of revenues increased to 27.6% in First Nine Months 2001 from 24.8% in First Nine Months 2000. This 2.8% increase is primarily attributable to the consolidation of ITG Australia and ITG Europe and the inclusion of ITG Canada, while the U.S. percentage increased due to five fewer trading days during First Nine Months 2001. Average compensation and employee benefits expenses per (average) headcount decreased $11,000, or 7%, from $164,000 to $153,000.

         TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 13.7% to 13.6% of revenues. This includes transaction costs incurred by ITG Australia, ITG Canada and ITG Europe that were not included in First Nine Months 2000. U.S. transaction costs as a percentage of revenues decreased from 13.8% in First Nine Months 2000 to 13.4% in First Nine Months 2001. Despite our share volume growth, U.S. clearing and execution costs as a percentage of revenues declined primarily from rate reductions negotiated with our clearing vendor. This was partially offset by ECN execution costs which, in the U.S., increased $3.7 million from $7.0 million in First Nine Months 2000 to $10.7 million in First Nine Months 2001 reflecting higher ECN volume, which has more than doubled compared to First Nine Months 2000. The impact of higher ECN execution volume was partially offset by savings achieved due to a higher share of executions being made through lower unit cost ECN providers.

         SOFTWARE ROYALTIES: Because software royalties are contractually fixed as a percentage of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

         OCCUPANCY AND EQUIPMENT: The increase in headcount and infrastructure enhancements resulted in additional equipment purchases and the associated depreciation and maintenance expenses. Rent expense increased due to the expansion of our research and development facility in Culver City, California, the opening of additional offices in June 2000 in Toronto, Canada and the space utilized by ITG Australia and ITG Europe subsequent to consolidation of these entities in November 2000 and May 2001, respectively.


          TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Telecommunications and data processing services as a percentage of revenues increased slightly from 3.9% to 4.0%. The additional costs were due to ITG Australia, ITG Canada and ITG Europe, which had only an immaterial impact in First Nine Months 2000, as well as the impact of five fewer trading days during the First Nine Months 2001.

            Investment Technology Group, Inc. and Subsidiaries

          NET (GAIN) LOSS ON LONG-TERM INVESTMENTS: In First Nine Months 2001 we recognized a one time gain of $1.9 million through our ITG Europe joint venture relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE which were received at the time of the LSE demutualization in the year 2000. The reported gain of $0.3 million was net of our $1.6 million share of ITG Europe's operating loss prior to consolidation in May 2001. In First Nine Months 2000 we recognized a loss on long-term investments primarily resulting from the start-up costs of our Vostock joint venture with WIT SoundView combined with losses on our ITG Europe joint venture relating to the development and marketing costs of our European expansion.


         OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects an increase in consulting fees for software development initiatives, increased spending on business development and costs incurred from ITG Australia, ITG Canada, and ITG Europe. In First Nine Months 2001, we made a charitable contribution to the New York Times 9/11 Neediest Fund in the amount of $1.0 million and recorded additional reserves of approximately $0.3 million pertaining to receivables from certain customers that were directly impacted by the tragic events of September 11, 2001. Furthermore, expenses relating to software amortization for certain products that were released in the fourth quarter of 2000 contributed to the higher expense in First Nine Months 2001.


INCOME TAX EXPENSE

         The decrease in the effective tax rate from 43.9% in First Nine Months 2000 to 42.6% in First Nine Months 2001 was due to decreases in state and local income taxes as well as the application of ITG Europe's net operating loss carry forwards against the $1.9 million gain on the sale of LSE shares that was therefore not subject to tax.

            Investment Technology Group, Inc. and Subsidiaries

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     The results of operations for the three months ended September 30, 2001, take into account the tragic events of September 11, 2001 and the related four-day closure of the financial markets. Although our operations were not directly impacted through loss of property or personnel, we were affected indirectly. We have estimated that the four-day closure of the financial markets have reduced earnings per share by $0.11 for both the year to date and the quarter ended September 30, 2001. This reduction included our $1.0 million contribution to the New York Times 9/11 Neediest Fund and approximately $0.3 million pertaining to reserves for receivables from certain customers that were directly impacted by the tragic events. Revenues from these customers collectively represent less than 0.2% of revenues for the nine months ended September 30, 2001. We do not expect that the tragic events of September 11, 2001 will have an impact on future earnings.


     The table below sets forth certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

                                                                       THREE MONTHS ENDED
                                                               ------------------------------------
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                               ----------------- ------------------
                                                                     2001              2000
                                                               ----------------- ------------------
Revenues:
     Commissions
         POSIT............................................          51.6              49.6
         Electronic trading desk..........................          24.4              20.7
         Client site......................................          23.4              23.3
     Other................................................           0.6               6.4
                                                               ----------------- ------------------
         Total revenues...................................         100.0%            100.0%
                                                               ----------------- ------------------
Expenses:
     Compensation and employee benefits...................          29.7              25.6
     Transaction processing...............................          13.1              13.9
     Software royalties...................................           6.5               6.5
     Occupancy and equipment..............................           6.4               5.7
     Telecommunications and data processing services......           4.4               3.6
     Net loss on long-term investments ...................           0.0               1.6
     Other general and administrative.....................           8.7               6.7
                                                               ----------------- ------------------
         Total expenses...................................          68.8              63.6
                                                               ----------------- ------------------

Income before income tax expense..........................          31.2              36.4
Income tax expense........................................          13.6              16.0
                                                               ----------------- ------------------
Net income................................................          17.6              20.4
                                                               ================= ==================

EARNINGS PER SHARE:

         Basic net earnings per share was $0.50 for the three months ended September 30, 2001 ("Third Quarter 2001") and remained at the same level as the three months ended September 30, 2000 ("Third Quarter 2000"). Diluted net earnings per share also remained constant at $0.49 for both periods. Excluding the non-recurring gain from the sale of our remaining investment in Versus in Third Quarter 2000, diluted net earnings per share increased $0.04 or 8.9%, from $0.45 to $0.49.


            Investment Technology Group, Inc. and Subsidiaries

REVENUES:

          Total revenues increased $15.1 million, or 20.0%, from $75.7 million to $90.8 million. There were 63 trading days in Third Quarter 2000 and 59 trading days in Third Quarter 2001 as a result of the September 11, 2001 tragedy that led to a four-day closure of the U.S. financial markets from September 11 to September 14, 2001. Revenues per trading day increased by $338,000, or 28.1%, from $1,201,000 to $1,539,000. Revenues per employee decreased $30,000 or 15.5%, from $193,000 to $163,000 primarily due to a headcount increase of 165 resulting from our consolidation of ITG Australia in November 2000 and ITG Europe in May 2001 as well as the start-up of ITG Canada in Third Quarter 2000. The increase in headcount outpaced the increase in revenues from international operations as ITG Europe and ITG Canada are in the early stages of development.

     Consolidated POSIT revenues increased $9.2 million or 24.5% which included the consolidation of ITG Australia and ITG Europe which contributed $3.8 million or 41.2% of the increase. The number of shares crossed on the U.S. POSIT system increased 0.3 billion, or 15.8%, from 1.9 billion in Third Quarter 2000 to 2.2 billion in Third Quarter 2001. The number of shares crossed on the U.S. POSIT system per day increased 7.5 million, or 24.7%, from 30.4 million in Third Quarter 2000 to 37.9 million in Third Quarter 2001. POSIT earned revenues of $3.8 million from international operations in Third Quarter 2001. There were no international POSIT revenues included in the consolidated financial statements in Third Quarter 2000.

     Client Site revenues increased 20.3% resulting from an increase in share volume in Third Quarter 2001 partially offset by a decrease in average Client Site revenue per share. The decrease in average Client Site revenue per share reflects, in part, growth in our lower priced routing only services which yielded higher margins because we do not have transaction processing costs associated with this business.

     Electronic Trading Desk revenues increased 41.3% due to both an increase in U.S. share volume in Third Quarter 2001 and the inclusion of revenues from ITG Australia, ITG Canada and ITG Europe whereas only minimal ITG Canada revenues were reported in Third Quarter 2000 and ITG Australia and ITG Europe were accounted for as unconsolidated affiliates prior to our acquisition of the remaining interest in those affiliates in November 2000 and May 2001, respectively.

     Other revenues decreased primarily due to the gain recorded in the Third Quarter 2000 from the sale of our remaining investment in Versus. Also contributing to the decrease were elimination of development fee income and income from other services provided to our unconsolidated international affiliates prior to our acquisition of the remaining interests in ITG Australia and ITG Europe, lower investment income from declining interest rates earned on our money market portfolios and a 1% loss on our investments in cash enhanced strategies offset by income from ITG Canada trading activities as part of their customer facilitation practice.


            Investment Technology Group, Inc. and Subsidiaries

EXPENSES:

         Total expenses excluding income tax expense for Third Quarter 2001 increased $14.3 million, or 29.7%, from $48.2 million in Third Quarter 2000 to $62.4 million.

                                                                        THIRD QUARTER ENDED
                                                                           SEPTEMBER 30,
                                                                        -------------------
                                                                       (DOLLARS IN THOUSANDS)
                                                                        2001         2000           CHANGE       % CHANGE
                                                                        ----         ----           ------       --------
         Compensation and employee benefits........................     $26,980     $19,388         $7,592         39.2
         Transaction processing....................................      11,904      10,496          1,408         13.4
         Software royalties........................................       5,868       4,914            954         19.4
         Occupancy and equipment...................................       5,836       4,317          1,519         35.2
         Telecommunications and data processing services...........       3,958       2,754          1,204         43.7
         Net loss on long-term investments ........................           -       1,233        (1,233)       (100.0)
         Other general and administrative..........................       7,884       5,058          2,826         55.9
         Income tax expense........................................      12,427      12,075            352          2.9

         COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 165 employees or 42.0% from 393 to 558. Approximately 55% of the headcount increase related to the consolidation of ITG Australia and ITG Europe and the addition of employees in ITG Canada. As a percentage of revenues, total compensation and employee benefits increased to 29.7% in the Third Quarter 2001 from 25.6% in Third Quarter 2000. This 4.1% increase is primarily attributable to the consolidation of ITG Australia and ITG Europe and the inclusion of ITG Canada, while the U.S. increased by 2.2% because there were four fewer trading days in Third Quarter 2001. Average compensation and employee benefits expenses per (average) headcount remained constant at $54,500.

         TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 13.9% to 13.1% of revenues. This includes transaction costs incurred by ITG Australia, ITG Canada and ITG Europe that were not included in Third Quarter 2000. U.S. transaction costs as a percentage of revenues were 12.6% in Third Quarter 2001 vs. 14.0% in Third Quarter 2000. Despite share volume growth and higher ECN volumes, collective U.S. clearing and execution costs decreased as a percentage of revenues primarily from negotiated rate reductions with our clearing vendor. ECN costs in the U.S. increased $1.0 million from $2.3 million in Third Quarter 2000 to $3.3 million in Third Quarter 2001 reflecting higher ECN volume, which more than doubled compared to Third Quarter 2000, partially offset by savings achieved due to a higher share of executions being made through lower cost ECN providers.

         SOFTWARE ROYALTIES: Because software royalties are contractually fixed as a percentage of POSIT revenues, the increase is wholly attributable to an increase in POSIT revenues.

         OCCUPANCY AND EQUIPMENT: The increase in headcount and infrastructure enhancements resulted in additional equipment purchases and the associated depreciation and maintenance expenses. Rent expense increased due to the expansion of our research and development facility in Culver City, California, the opening of additional offices during June 2000 in Toronto, Canada and the space utilized by ITG Australia and ITG Europe subsequent to consolidation of these entities in November 2000 and May 2001, respectively.

         TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Telecommunications and data processing services as a percentage of revenues increased from 3.6% to 4.4% reflecting the inclusion of costs incurred by ITG Australia and ITG Europe which were not included in Third Quarter 2000, increased costs incurred in connection with the start-up of ITG Canada in June 2000, as well as the effect of having four fewer trading days in Third Quarter 2001.

            Investment Technology Group, Inc. and Subsidiaries

         NET LOSS ON LONG-TERM INVESTMENTS: In Third Quarter 2001 no investment gain or loss was recognized. Previously, we recognized our 50% share of ITG Europe's operating loss for the period prior to its consolidation in May 2001, when it became a wholly owned subsidiary. In Third Quarter 2000 we recognized the start-up costs of our Vostock joint venture with WIT SoundView combined with a loss on long-term investments primarily resulting from our ITG Europe joint venture.

         OTHER GENERAL AND ADMINISTRATIVE: The increase in other general and administrative expenses reflects an increase in consulting fees arising from software development initiatives, increased spending on business development and costs incurred from ITG Australia and ITG Europe which were not included in Third Quarter 2000. The Third Quarter 2001 also included a $1.0 million charitable contribution to the New York Times 9/11 Neediest Fund and additional reserves of approximately $0.3 million pertaining to receivables from certain customers that were directly impacted by the tragic events of September 11, 2001.

INCOME TAX EXPENSE

         The decrease in the effective tax rate from 43.9% in Third Quarter 2000 to 43.8% in Third Quarter 2001 was primarily due to decreases in state and local income taxes in the U.S.

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

         We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value were $65.5 million and included highly liquid, variable rate municipal securities, auction rate preferred stock, common stock, convertible debt securities and $0.2 million of non-marketable common stock and warrants. At September 30, 2001, total cash equivalents and securities owned at fair value amounted to $265.6 million and net receivables from brokers, dealers and other, of $15.8 million were due within 30 days.

         We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher long-term returns without any significant effect on risk. As of September 30, 2001, we had investments in limited partnerships investing in marketable securities and a venture capital fund amounting to $26.6 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

         Historically, all of our regulatory capital needs have been provided by cash from operations. We believe that cash flows from operations will provide us with sufficient regulatory capital. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

ACQUISITIONS

        In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001 we purchased Societe Generale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. Goodwill and other intangibles amounting to $16.7 million are being amortized on a straight-line basis over their useful lives, which range between 9 and 34 years.

            Investment Technology Group, Inc. and Subsidiaries

       On September 28, 2001, we acquired the KastenNet business of Kasten Chase for $7.4 million Canadian dollars (approximately $4.7 million USD). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets and business of KastenNet via KTG Technologies Corporation, a new wholly owned subsidiary of ITG. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market value at the date of acquisition.





PART II.  -   OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      None

(b) Reports on Form 8-K

     On November 13, 2001 we filed a Form 8-K announcing a three-for-two stock split. The stock split will be effective December 7, 2001 for shareholders of record at the close of business on November 23, 2001. Accordingly, the first day the stock will trade at the new value is December 10, 2001.


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


                                         INVESTMENT TECHNOLOGY GROUP, INC.
                                         ---------------------------------
                                                  (Registrant)


Date:   NOVEMBER 14, 2001       By: /s/ Howard C. Naphtali
                                   --------------------------
                                     Howard C. Naphtali
                                     Chief Financial Officer and
                                     Duly Authorized Signatory of Registrant



            Investment Technology Group, Inc. and Subsidiaries