Form 10-K
period 2001-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2002-03-27
CIK 920424

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 Commission File Number 0-23644

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	95-2848406 (IRS Employer Identification No.)
380 Madison Avenue, New York, New York (Address of principal executive offices)	(212) 588-4000 (Registrant's telephone number, including area code)
10017 (Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value (Title of class) Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 2002: $2,388,815,849	New York Stock Exchange (Name of exchange on which registered) Number of shares outstanding of the Registrant's Class of common stock at March 22, 2002: 49,167,336

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    None

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

        Proxy Statement relating to the 2002 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

2001 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

QuantEX is a registered trademark of the Investment Technology Group, Inc. companies.
POSIT is a registered service mark of the POSIT Joint Venture.
SmartServer, SPI, SPI SmartServer, VWAP SmartServer, ITG ACE, TCA, ITG WebAccess,
ITG/Opt, ResRisk, Inference Group and AlterNet are trademarks of the Investment Technology
Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates.

ii

PART I

Item 1. Business

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation under the name Jefferies Group, Inc. ("Jefferies Group") on July 22, 1983 and its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the remaining 50% ownership interest in the ITG Europe joint venture we did not already own, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) KTG Technologies Corporation ("KTG"), a direct access provider in Canada, (6) ITG Software, Inc., our intangible property management subsidiary in California, (7) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (8) Inference Group LLC ("Inference"), an asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the U.S., Canada, Australia and Europe.

        We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading. With an emphasis on ongoing research, we offer the following services to our clients:

  •
  POSIT: an electronic stock crossing system.

  •
  QuantEX: a Unix-based decision-support, trade management and order routing system.

  •
  SmartServers: server-based implementation of trading strategies.

  •
  Electronic Trading Desk: an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity.

  •
  ITG Platform: a PC-based order routing and trade management system.

  •
  ITG ACE and TCA: a set of pre- and post-trade tools for systematically estimating and measuring transaction costs.

  •
  ITG/Opt: a computer-based equity portfolio selection system.

  •
  ITG WebAccess: a browser-based order routing tool.

  •
  Research: research, development, sales and consulting services.

        We generate revenues on a "per transaction" basis for all orders executed. Orders are delivered to us from our "front-end" software products, QuantEX, ITG Platform and ITG WebAccess, as well as other vendors' front-ends and direct computer-to-computer links to customers. Orders may be executed on or through (1) POSIT, (2) the New York Stock Exchange ("NYSE"), (3) the American Stock Exchange, (4) certain regional exchanges, (5) the Nasdaq National Market, (6) market makers, (7) electronic communication networks ("ECNs"), systems which trade equity securities and (8) alternative trading systems ("ATSs").

POSIT

        POSIT was introduced in 1987 as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to also serve the active trading and broker-dealer communities. There are 551 clients currently using POSIT, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds.

        POSIT is an electronic stock crossing system through which clients enter buy and sell orders to trade single stocks and portfolios of equity securities among themselves in a confidential environment. Orders may be submitted to the system directly via QuantEX, ITG Platform, ITG WebAccess or other computer-to-computer links, or indirectly via ITG Electronic Trading Desk personnel. We also work in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

        POSIT currently accepts orders for a universe of approximately 21,000 different equity securities, but may be modified, as the need arises, to include additional equity securities. At the end of the submission window the POSIT algorithm is run. It optimizes the maximum possible number of buy and sell orders that match or "cross". Clients may specify conditions on their orders that must be satisfied, such as the requirement that the net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. POSIT prices trades at the midpoint of the best bid and offer on the primary market for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. There are currently eight scheduled crosses every business day, at 9:40 a.m., 10:00 a.m., 10:30 a.m. and then hourly, on the hour, from 11:00 a.m. to 3:00 p.m. (Eastern Time). POSIT matches take place within a five-minute window after the match times above. Within such five-minute window (or within the thirty second period prior to the start of the window), the system generates a message to the system operator who informs the ITG sales and trading personnel that the match will run in thirty seconds. The operator manually starts the match thirty seconds following this announcement unless (i) there are technical difficulties or (ii) a decision is made to delay the match based on our assessment that substantial additional liquidity will result from the delay. We endeavor to run each match within the five-minute window but reserve the right to run a match outside of this window.

        POSIT provides the following significant benefits to clients:

  •
  Confidential matching of buy and sell orders eliminates market impact. In contrast, participants in traditional or other open markets are constantly subject to the risk that disclosure of an order will unfavorably affect price conditions.

  •
  The average execution size in POSIT is more than ten times larger than the average execution size on ECNs.

  •
  Access to the substantial pool of liquidity represented by aggregate POSIT orders in each match.

  •
  Clients pay a low transaction fee on completed transactions relative to the industry average of approximately 5 cents per share. POSIT generates revenue from transaction fees charged on each share crossed through the system.

  •
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

        Clients can also access POSIT through our brokerage subsidiary, AlterNet. AlterNet enables clients to execute trades in POSIT on a net basis, i.e.with the commission payable to us for the POSIT trade included in the price at which the client executes their POSIT trade. This feature is particularly attractive to our broker-dealer customers and AlterNet was created in response to broker-dealers' desires to have net pricing in POSIT.

        The following graph illustrates the average daily volume of shares crossed on POSIT since 1994:

QuantEX

        QuantEX is our Unix-based trade management system, an advanced tool for technologically sophisticated clients transacting large volumes of orders. QuantEX helps clients efficiently manage every step of the trading process: from decision-making to execution to tracking of trade list status. From a dedicated workstation at their desks, users can access fully-integrated real-time and historical data and analytics, route and execute orders electronically, and perform trade management functions. QuantEX is an integrated system that supports multiple trade-related activities that have traditionally required the use of several unrelated systems.

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

        Rule-based strategies can be based on a wide range of quantitative models. Passive traders can use QuantEX strategies to help minimize slippage from various benchmarks, reduce tracking errors and achieve desired sector balances. Active traders can build models to match a wide variety of trading approaches, such as pairs trading, market-neutral algorithms and index or risk arbitrage. QuantEX strategies can involve the human trader in each order decision, or can fully automate the trading process, depending on the client's preference.

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

        QuantEX also allows our clients to access our ISIS facility, an equity pre-and post-trade analysis system. Via the ISIS facility, QuantEX users can request both aggregate and stock-by-stock liquidity reports for a portfolio trade prior to and during execution. Clients can generate standard reports or use a report writer to design custom reports. Certain elements of these reports can also be displayed directly on the QuantEX execution page and referenced in QuantEX strategies. These pre-trade analyses help QuantEX users make decisions about how best to trade a portfolio, for example by helping identify the most difficult trades for special handling. The ISIS post-trade reporting facility allows QuantEX users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Available benchmarks include the volume-weighted average price, closing price and opening price.

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

        Revenues are generated through commissions and transaction fees charged for each trade electronically routed through QuantEX to the many destinations available from the application. We do not derive royalties from the sale or licensing of the QuantEX software. As of December 31, 2001, there were 148 installations of QuantEX at 52 client sites.

SmartServers

        SmartServers are automated trading destinations that accept orders from client workstations and execute them using a computerized trading strategy. All SmartServers are physically located at ITG, and are accessed electronically by clients via the ITG Platform or QuantEX, via direct connections or via our Electronic Trading Desk. Each SmartServer is an automated trading agent pre-programmed with a particular trading style. By using these agents, traders can focus their attention on a subset of their orders, letting the SmartServer trade the rest of the orders on the list.

        Currently, we provide two strategy-based servers: the VWAP SmartServer and the SPI SmartServer. The VWAP SmartServer is designed to allow clients to direct their orders to us to be executed in a manner designed to closely track a security's volume-weighted average price, or VWAP, throughout the trading day. The VWAP SmartServer analyzes liquidity and market conditions continuously throughout the day and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

        The SPI SmartServer is designed to improve trading performance of small- and medium-size orders that are traditionally executed as market orders. The SPI SmartServer analyzes momentum, volatility, and indicators to decide how and when to trade an order to improve upon the results expected from a market order. Clients may choose a time horizon for each order, anywhere from 5 to 30 minutes, whereby the SPI SmartServer monitors the market and determines the timing, pricing, and size of outgoing orders using real-time market data.

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

        In addition to order management services for POSIT, the Electronic Trading Desk provides agency execution services. QuantEX, ITG Platform and ITG WebAccess clients deliver lists of orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically to the client's terminal. Trading desk personnel are thereby able to assist customers with decision support analyses generated by ITG Platform, QuantEX or ITG WebAccess and with the execution of trades. Clients give our traders single stock orders or lists of orders to work throughout the day as well as unfilled orders that remain due to order imbalances in POSIT matches.

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

ITG Platform

        ITG Platform provides clients with seamless connectivity from their desktop to a variety of execution destinations, such as POSIT, the Electronic Trading Desk, our SmartServers, the NYSE, the American Stock Exchange and certain regional stock exchanges, the Nasdaq National Market, other over-the-counter market makers, selected ECNs and ATSs. We intend to create links to additional liquidity sources where appropriate. Orders may be corrected or cancelled electronically, and all reports are delivered electronically back to the ITG Platform. ITG Platform also supports special trading interfaces as needed by POSIT strategies and SmartServers. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics, such as average historical share volumes, dollar volumes, volatility and historical spread statistics. ITG Platform also provides clients enhanced list trading capabilities, access to ECN order types and, in some cases, access to real time Nasdaq Level II data as well as the ability to communicate with us via the Internet or through private networks.

        ITG Platform was intended for broad distribution to institutional clients, so it was designed to run in conventional PC environments alongside other applications, and be inexpensive to install, maintain and support.

        Many technical features support these goals:

  •
  Other applications can link to ITG Platform using the FIX data messaging protocol or the "drag and drop" method.

  •
  ITG Platform incorporates a spreadsheet package, so users can extend their trade blotter with custom calculations.

  •
  Custom execution reports can be created to fit each user's requirements.

  •
  ITG Platform can access Bridge and ILX quote data if those systems are used by the client. In addition, we provide the Primark Speed Feed to selected clients.

  •
  New versions of ITG Platform are distributed automatically to client sites and are easily installed with little or no user intervention required.

        As of December 31, 2001, there were 443 installations of ITG Platform at 206 client sites.

ITG Pre-trade Agency Cost Analysis ("ACE") and Post-trade Transaction Cost Analysis ("TCA")

        Accessed through the Internet, ITG ACE and TCA are equity pre- and post-trade analysis systems. ITG ACE and TCA users can request both aggregate and stock-by-stock liquidity reports for a trade portfolio prior to, during and following execution. Clients can generate standard reports built into the browser-based applications. Reports can be viewed, printed or saved to a file.

        ITG ACE helps users make decisions about the expected cost of trading. It also helps determine how best to trade a portfolio, for example by identifying the most difficult trades for special handling and by providing a reference point for evaluating principal trade pricing. The TCA post-trade reporting facility allows users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Available benchmarks include the volume-weighted average price, closing price, pre-trade midquote and last trade, among others.

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

ITG WebAccess

        ITG WebAccess allows users to take advantage of ITG's advanced trading services from anywhere through the Internet. ITG WebAccess is a browser-based order routing tool for sending orders to POSIT and the Electronic Trading Desk.

ITG Research

        In addition to its role in the company's overall research and development effort, Research provides both sales and consulting services to our clients and prospective clients. Taken together, these activities are a key component of our overall relationship development and maintenance activities.

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

        Consulting encompasses a set of value-added services for the benefit of our clients. These services break down into three main categories: product support, development of customized trading strategies and provision of quantitative analysis. The products supported by Research are QuantEX, ITG ACE, TCA, ITG Platform, POSIT, and ITG/Opt. Support activities include trading strategy design and implementation, system integration, training and coordination of technical support. Strategy development involves building customized QuantEX strategies that automate the trading styles of specific clients. Quantitative analysis covers a broad range of activities such as transaction cost analysis, investment strategy simulations and provision of historical time series of proprietary analytics. As part of its analysis activities, Research publishes and distributes studies on topics of interest to our clients. In the same way users of fundamental research compensate the traditional brokerage houses that provide such research (i.e., directing commissions to such brokerage houses), our clients reward the company for these value-added research services.

ITG Europe

        In the fourth quarter of 1998, we entered into a 50/50 joint venture with Société Générale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that includes the operation of a European version of the POSIT system. On May 2, 2001, we purchased Société Générale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. Goodwill and other intangibles amounting to $16.7 million are being amortized on a straight-line basis over their useful lives, which range from 9 to 34 years.

ITG Australia

        In 1997, we entered into a 50/50 joint venture with Burdett, Buckeridge & Young ("BBY") and founded ITG Australia Limited, an international brokerage firm that applies our cost-saving execution and transaction research technologies to Australian equity trading. In November of 2000, we acquired the remaining interest in ITG Australia (from BBY and certain employees of ITG Australia) that we did not already own, bringing our ownership interest up to 100%. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. The $5.0 million cost exceeded the estimated fair value of the net assets acquired by $3.7 million. The excess of the purchase price over the estimated fair value of the net assets acquired has been allocated to intangible assets and is being amortized on a straight-line basis over a twenty-year period.

ITG Canada

        In April 2000, we announced the formation of our Canadian subsidiary, ITG Canada Corp., which functions as an institutional broker-dealer in Canada. ITG Canada provides Canadian institutions access to many of the ITG products provided to our U.S. customer base including a version of QuantEX developed for the Canadian markets. E*Trade Technologies Corporation is also a licensed distributor of QuantEX in Canada. On June 29, 2001, the POSIT joint venture entered into an agreement to license a Canadian version of the POSIT system to the Toronto Stock Exchange ("TSE"). This Canadian version of POSIT will operate as a facility of the TSE for TSE listed securities and is expected to be launched in the second quarter of 2002.

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately $4.7 million U.S. dollars). The acquisition was recorded under the purchase method of accounting. KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the TSE. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million U.S. dollars is being amortized on a straight-line basis over a fifteen-year period.

ITG Hong Kong

        In June 2001, we announced the formation of ITG Hong Kong Ltd. Operations are expected to commence in the second half of 2002.

Inference Group LLC

        Inference is our asset management subsidiary. Inference serves as the general partner of Edge Fund I L.P. ("Edge Fund"), which manages a portion of our assets. As of December 31, 2001, Edge Fund was invested in a prime money market fund, which is included in cash and cash equivalents in our consolidated statement of financial position. We are the only limited partner in Edge Fund.

        Inference also manages Inference Arbitrage Fund I Ltd. ("Inference Fund"), an investment vehicle available to third party investors. In May 2001, ITG invested $10.0 million in Inference Fund on the same terms as third party investors in connection with the launch of Inference Fund. As of December 31, 2001, this investment is included at its $9.4 million fair value in investments in limited partnerships in our consolidated statement of financial position.

Regulation

        Certain U.S. and non-U.S. subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the US, the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations ("SROs"), principally the National Association of Securities Dealers, Inc. ("NASD") and national securities exchanges. In addition to federal oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, non-US subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business. The SROs, central banks and regulatory bodies conduct periodic examination of broker-dealers in accordance with the rules they have adopted and amended from time to time.

        ITG's principal regulated subsidiaries are discussed below.

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, NASD, National Futures Association, Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia. ITG Inc.'s principal regulator is the NASD.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, NASD and 12 states. AlterNet's principal regulator is the NASD.

  •
  ITG Canada is a Canadian broker-dealer registered with the Investment Dealers' Association ("IDA") and OSC.

  •
  ITG Australia, an Australian broker-dealer, is a participating organization of the Australian Stock Exchange Limited.

  •
  ITG Europe refers to Investment Technology Group Limited ("ITGL") and/or its wholly owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized by the Central Bank of Ireland under Section 10 of the Investment Intermediaries Act, 1995. ITGEL London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom. ITGL is a member of the London Stock Exchange ("LSE"), Deutsche Boerse and Euronext.

        Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure of securities firms, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, state securities commissions and foreign regulatory authorities may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

        ITG Inc. and AlterNet are required by law to belong to the Securities Investor Protection Corporation. In the event of a U.S. broker-dealer's insolvency, the Securities Investor Protection Corporation fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada is required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to 1,000,000 Canadian dollars per customer.

Regulation ATS

        From the formation of the POSIT joint venture until the adoption of Regulation ATS, POSIT had operated under a "no-action" letter from the SEC staff that it would not recommend that the SEC commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT and SmartServers as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, POSIT and SmartServers are not registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT and SmartServers. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems.

Net Capital Requirement

        As registered broker-dealers, both ITG Inc. and AlterNet are subject to the SEC's uniform net capital rule. The net capital rule is designed to measure the general integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in a relatively liquid form.

        The net capital rule requires a broker-dealer doing business with the public to maintain certain minimum net capital standards. ITG Inc. is required to maintain net capital equal to the greater of $250,000 or 2% of its aggregate debit balances, as defined. As of December 31, 2001, ITG Inc. had net capital of $136.1 million, which exceeded minimum net capital requirements by $135.8 million.

        AlterNet is required to maintain net capital equal to the greater of $100,000 or 6 2/3% of its aggregate indebtedness, as defined. As of December 31, 2001, AlterNet had net capital of $1.0 million, which was $0.9 million in excess of required net capital.

        Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements for each of ITG Inc. and AlterNet, a shortfall in net regulatory capital would have a material adverse effect on our business and our results of operations.

        In addition, ITG Canada, ITG Australia and ITG Europe had regulatory capital in excess of the minimum requirements applicable to each company as of December 31, 2001 of approximately $5.3 million, $1.3 million and $13.8 million, respectively.

License and Relationship with Barra

        In 1987, Jefferies & Company, Inc. and BARRA Inc. ("Barra") formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies & Company, Inc. assigned all of its rights relating to the joint venture and the license agreement, discussed below, to us.

        The technology used to operate POSIT is licensed to us pursuant to a perpetual license agreement between ITG Inc. and the POSIT joint venture. The license agreement grants ITG Inc. the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. Under the license agreement, ITG Inc. pays quarterly royalties to the POSIT joint venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. For the years ended December 31, 2001, 2000, and 1999, Barra earned aggregate royalty income in respect of POSIT of $23.7 million, $20.2 million, and $16.9 million, respectively, under the license agreement.

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

        Under the license agreement and the terms of the joint venture, Barra continues to provide certain support services to ITG Inc. in connection with the operation of POSIT, including software updates and the availability of experienced personnel. Barra also provides support for the development and maintenance of POSIT.

        Under the terms of the joint venture, Barra generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the joint venture. The POSIT joint venture may earn a royalty from licensing the POSIT technology to other businesses. The joint venture licensed to ITG

Australia and ITG Europe the right to use the POSIT technology for crossing Australian and European equity securities.

Competition

        The automated trade execution and analysis services offered by us compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs for trade execution services. Many of our competitors have substantially greater financial, research and development and other resources. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that POSIT, QuantEX, ITG Platform, the Electronic Trading Desk and our Research services have established certain competitive advantages, our ability to maintain these advantages will require continued investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages. In addition, we cannot predict the effect that changes in regulation may have on the competitive environment.

Research and Product Development

        We believe that fundamental changes in the securities industry have increased the demand for technology-based services. We devote a significant portion of our resources to the development and improvement of these services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. The software programs incorporated into our services are subject, in most cases, to intellectual property protection. Research and development costs were $19.7 million, $16.5 million, and $9.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Dependence on Proprietary Intellectual Property; Risks of Infringement

        Our success is dependent, in part, upon our proprietary intellectual property. We generally rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods and products. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. We cannot assure that any of the rights granted under any patent, copyright or trademark that we may obtain will protect our competitive advantages. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S.

        In the past several years, there has been a proliferation of so-called "business method patents" applicable to the computer and financial services industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until issuance of a patent. In light of these factors, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. We believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a state-of-the-art technological system. There can be no assurance that we will be able to protect our technology from disclosure or that others will not develop technologies that are similar or superior to our technology. It is likely that from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a joint venture partner, customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on us. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

Employees

        As of December 31, 2001, we employed 588 personnel globally.

Proposed Acquisition of Hoenig Group Inc.

        On February 28, 2002, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Hoenig Group Inc. ("Hoenig") for cash consideration of approximately $115.0 million. Hoenig is expected to have approximately $48.0 million of cash and cash equivalents at the closing date. Hoenig is an agency broker-dealer that provides trade execution, independent research and consulting services to alternative investment funds and money managers globally. The acquisition is expected to close by June 30, 2002.

Item 2. Properties

U.S. Operations

        Our principal offices are located at 380 Madison Avenue in New York, New York. We currently lease the entire 4th floor and a portion of the 5thand 7th floors or approximately 84,300 square feet of office space. A portion of the 7th floor is currently being sublet. The fifteen-year lease terms for the 4th and 5th floors and the thirteen-year lease term for the 7th floor expire in January 2013.

        We maintain a research, development and technical support services facility in Culver City, California where we occupy approximately 78,000 square feet of office space. We lease the California facility pursuant to lease agreements that expire in December 2005.

        Additionally, we maintain a backup and regional office in Boston, Massachusetts where we occupy approximately 21,300 square feet of office space. The ten-year lease term for this space expires in April 2005.

        Inference maintains an office in Waltham, Massachusetts where we occupy approximately 2,850 square feet of office space. The lease agreement expires in April 2003.

International Operations

        We have a research facility in Herzliya, Israel where we occupy approximately 8,000 square feet of office space. We lease the Israel space pursuant to a seven-year lease agreement that expires in December 2008.

        We have a trading facility in Toronto, Canada where we occupy approximately 5,600 square feet of office space. In addition, KTG, our new Canadian subsidiary, has approximately 5,000 square feet of office space. We lease ITG Canada's space pursuant to a seven-year lease agreement that expires in December 2007 and KTG's lease will expire in February 2003.

        We have trading facilities in Dublin, Ireland and London, England where we occupy approximately 4,000 and 5,000 square feet of office space, respectively. We lease the Dublin space pursuant to a seventeen-year lease agreement that expires in July 2018 and we lease the London space pursuant to a five-year lease agreement that expires in July 2005.

        We have trading facilities in Melbourne and Sydney, Australia where we occupy approximately 4,600 and 2,700 square feet of office space, respectively. We lease the Melbourne space pursuant to a three-year lease agreement that expires in June 2003 and we lease the Sydney space pursuant to a five-year lease agreement that expires in February 2006.

        During 2001, we opened a trading facility in Hong Kong where we occupy approximately 5,100 square feet of office space. The lease agreement expires in June 2004.

Item 3. Legal Proceedings

        In 1998, we received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. On September 18, 2000, we entered into a closing agreement with the Internal Revenue Service ("IRS") with respect to the compensation plan deductions, whereby the IRS agreed that the deductions taken were allowable deductions. This agreement eliminates approximately $7.6 million of the $9.6 million potential tax deficiency raised by the IRS in 1998. We are continuing to pursue the resolution of the research and development tax credit issue and we believe that the ultimate resolution will not be material to the financial position or results of operations of our company.

        We are not currently a party to any other material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Data

        Our common stock trades on the New York Stock Exchange under the symbol "ITG". Effective December 7, 2001, our outstanding shares of common stock split three-for-two. High and low closing sales prices have been retroactively restated to reflect such split.

        The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange.

	High	Low
2000
First Quarter	$27.04	$18.29
Second Quarter	31.00	18.92
Third Quarter	33.79	25.92
Fourth Quarter	28.63	20.17
2001
First Quarter	37.57	24.63
Second Quarter	36.53	30.70
Third Quarter	38.66	31.28
Fourth Quarter	43.56	36.87

        On March 22, 2002, the closing sales price per share for our common stock as reported on the New York Stock Exchange was $51.62. On March 22, 2002, we believe that our common stock was held by approximately 9,300 stockholders of record or through nominees in street name accounts with brokers.

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

        The selected Consolidated Statement of Income data and the Consolidated Statement of Financial Condition data presented below as of and for each of the years in the five-year period ended December 31, 2001, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, our independent auditors. Earnings per share information prior to 1999 has been retroactively restated to reflect our spin-off from Jefferies Group. See Note 1, Organization and Basis of Presentation, in the Notes to Consolidated Financial Statements. In addition, earnings per share information for all periods has been retroactively restated to reflect our three-for-two stock split in December 2001. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Consolidated Statement of Income Data:
Total revenues	$377,407	$310,405	$232,044	$212,205	$137,042
Total expenses	241,295	197,409	149,183	131,270	89,782

Income before income taxes	136,112	112,996	82,861	80,935	47,260
Income tax expense	57,217	49,403	37,435	37,541	20,343

Net income	$78,895	$63,593	$45,426	$43,394	$26,917

Basic earnings per share	$1.65	$1.37	$0.99	$0.99	$0.62

Diluted earnings per share	$1.62	$1.34	$0.95	$0.94	$0.59

Basic weighted average number of common shares outstanding (in millions)	47.9	46.5	46.0	44.0	43.5
Diluted weighted average number of common shares outstanding (in millions)	48.7	47.3	47.9	46.2	45.3
Consolidated Statement of Financial Condition Data:[1]
Total assets	$418,478	$281,712	$179,488	$180,706	$113,641
Total stockholders' equity	$317,944	$210,416	$115,652	$143,709	$93,763
Other Selected Financial Data:
Revenues per trading day (in thousands)	$1,522	$1,232	$921	$842	$542
Shares executed per trading day (in millions)	91	65	46	43	27
Revenues per average number of employees (in thousands)	$720	$843	$793	$899	$741
Average number of employees	524	368	293	236	185
Total number of U.S. customers[1,2]	636	613	572	535	452
POSIT[2]	551	521	492	490	414
QuantEX[3]	52	55	52	52	43
ITG Platform[3]	206	199	188	140	48
Total number of U.S. customer installations:[1,3]
QuantEX	148	118	103	97	84
ITG Platform	443	362	296	201	69
Return on average stockholders' equity	30.4%	38.1%	34.4%	37.4%	33.9%
Book value per share[4]	$6.54	$4.44	$2.57	$3.23	$2.15
Tangible book value per share[4]	$6.03	$4.34	$2.55	$3.20	$2.11
Price to earnings ratio using diluted earnings per share	24.1	20.7	19.9	27.6	19.7

        The following graph represents the number of shares ITG Inc. executed as a percentage of the market volume in the U.S. market since 1994.5

ITG U.S. Share Volume as Percentage of U.S. Market Volume

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

4
Share and earnings per share information have been retroactively restated to reflect the Company's spin-off from Jefferies Group in 1999 and the three-for-two stock split in December 2001.

5
The percentages on the graph are total ITG shares executed divided by the "market" volume. Total ITG shares executed includes total POSIT shares, shares executed by the Electronic Trading Desk and shares executed via Client Site Direct Access products. Market volume includes shares executed by and as provided by the New York Stock Exchange and the Nasdaq National Market. Market volume excludes ITG shares executed.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

General

        In 2001, as we continued to expand globally, the Company's business structure was organized into two reportable segments: U.S. operations and international operations. The U.S. operations segment provides agency equity trading services and transaction research to institutional investors and brokers in the U.S. The international operations segment includes our agency brokerage businesses in Australia, Canada and Europe and our start-up brokerage operations in Asia, as well as a research facility in Israel.

Revenues:

        We generate substantially all of our revenues from the following three products and services:

  •
  POSIT: a confidential electronic stock crossing system;

  •
  Electronic Trading Desk: an agency-only trading desk;

  •
  Client Site Direct Access;

  •
  QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations;

  •
  ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on the volume of securities traded through our services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched in POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client Site revenue any order that is sent by our clients, through ITG's Client Site systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenues include (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business, (c) fees for development and other services provided to our unconsolidated international affiliates prior to our acquisition of the remaining interests in ITG Australia and ITG Europe, (d) realized gains and losses in connection with our cash management and strategic investment activities and (e) income from positions taken by ITG Canada arising from customer facilitations which are a customary practice in the Canadian marketplace.

Expenses:

        Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net (gain)/loss on long-term investments, spin-off costs and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, less the portion of salaries that is capitalized as part of our software development activities. Transaction processing expenses consist of floor brokerage and clearing fees and connection fees for use of certain third party execution services. Software royalties are payments to our POSIT joint venture partner, Barra. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities, occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Net (gain)/loss on long-term investments includes equity gain/loss on joint venture investments. Spin-off costs include legal, accounting, consulting and various other expenses in connection with the spin-off from Jefferies Group and related transactions. Other general and administrative expenses include amortization of software, goodwill and other intangible assets, legal, audit, tax, consulting and promotional expenses.

        In November 2000, we completed the purchase from BBY and certain employees of ITG Australia of the remaining 50% interest in ITG Australia that we did not already own, bringing our ownership up to 100%. The acquisition was accounted for under the purchase method of accounting. The $5.0 million cost exceeded the estimated fair value of the net assets acquired by $3.7 million. The excess of the purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over a twenty-year period.

        In the fourth quarter of 1998, we entered into a 50/50 joint venture with Société Générale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001, we purchased Société Générale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. Goodwill and other intangibles amounting to $16.7 million are being amortized on a straight-line basis over their estimated useful lives, which range from 9 to 34 years.

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately $4.7 million U.S. dollars). The acquisition was recorded under the purchase method of accounting. KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG Technologies Corporation, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million U.S. dollars is being amortized on a straight-line basis over a fifteen-year period.

        The consolidated financial statements include the results of operations of the above businesses from their respective dates of acquisition. At December 31, 2001 and 2000, accumulated amortization related to goodwill and other intangibles totaled $6.3 and $5.2 million, respectively.

Results of Operations

        The table below sets forth certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Revenues:	100.0%	100.0%	100.0%
Commissions:
POSIT	49.3	49.8	55.7
Electronic Trading Desk	23.8	21.6	20.5
Client Site	24.9	24.5	22.0
Other	2.0	4.1	1.8
Expenses:
Compensation and employee benefits	27.5	24.9	22.3
Transaction processing	13.1	14.2	13.9
Software royalties	6.3	6.5	7.3
Occupancy and equipment	5.5	5.5	5.7
Telecommunications and data processing services	4.0	4.0	4.1
Net (gain) loss on long-term investments	(0.1)	1.6	1.1
Spin-off costs	—	—	2.8
Other general and administrative	7.6	6.9	7.1
Total expenses	63.9	63.6	64.3
Income before income tax expense	36.1	36.4	35.7
Income tax expense	15.2	15.9	16.1

Net income	20.9	20.5	19.6

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Earnings Per Share

        Basic earnings per share for 2001 and 2000 were $1.65 and $1.37, respectively. Diluted earnings per share increased $0.28, or 21%, from $1.34 to $1.62. Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

Revenues

        Total revenues increased $67.0 million, or 22%, from $310.4 million to $377.4 million. Revenues from U.S. operations increased $44.2 million, or 14%, from $306.8 million to $351.0 million. Revenues from international operations increased seven fold or $22.8 million from $3.6 million to $26.4 million. There were 248 U.S. trading days in 2001 and 252 U.S. trading days in 2000, reflecting the four-day closure of the U.S. financial markets from September 11 through September 14, 2001. Revenues per trading day increased by $290,000, or 24%, from $1,232,000 to $1,522,000. Consolidated revenues per average number of employees decreased $123,000, or 15%, from $843,000 to $720,000, due to a total headcount increase of 145 primarily resulting from our consolidation of ITG Australia in November 2000 and ITG Europe in May 2001 as well as the start-up of ITG Canada in the second quarter of 2000. U.S. revenues per average number of employees decreased $38,000, or 4%, from $912,000 to $874,000. The increase in headcount outpaced the increase in revenues from international operations as ITG Europe and ITG Canada are still in their early stage of development.

        Consolidated POSIT revenues increased $31.5 million or 20% reflecting higher share volume and the consolidation of ITG Australia and ITG Europe included in 2001. ITG Europe contributed $8.2 million and ITG Australia contributed $1.3 million to consolidated POSIT revenues in 2001. International POSIT revenues included in the consolidated financial statements in 2000 amounted to $0.1 million. The number of shares crossed on the U.S. POSIT system increased 1.39 billion, or 18%, from 7.86 billion in 2000 to 9.25 billion in 2001. The number of shares crossed on the U.S. POSIT system per trading day increased 6.2 million, or 20%, from 31.1 million in 2000 to 37.3 million in 2001.

        Electronic Trading Desk revenues increased 34% due to both an increase in U.S. share volume in 2001 and the inclusion of $12.9 million of revenues from ITG Australia, ITG Canada and ITG Europe for which only $497,000 of revenues were reported in 2000.

        Client Site revenues increased 23% resulting from a 68% increase in share volume in 2001, partially offset by a 27% decrease in average Client Site revenue per share. The decrease in average Client Site revenue per share reflects, in part, growth in our lower priced routing only services, where we do not incur transaction processing costs.

        Other revenues decreased 41% primarily as a result of the gain of $4.3 million, or 84% of the decrease, recognized in 2000, from the sale of our investment in Versus Technologies, Inc. Also contributing to the decrease was a reduction of $3.1 million, from $4.5 million in 2000 to $1.4 million in 2001, in connection with fees for development and other services provided to our unconsolidated international affiliates, prior to our acquisition of the remaining interests in ITG Australia and ITG Europe, and a $2.4 million writedown on our venture capital investment in the Angel Investors II, L.P. fund as a result of a decrease in fair value. This was partially offset by (i) an increase in interest and investment income as a result of higher average invested balances partially offset by a decrease in average interest rates, (ii) a $1.2 million gain on the sale of our investment in Advanced Investment Technology, Inc., an asset management company, and (iii) inclusion of revenues from KTG of $0.7 million (following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase).

Expenses

        Total expenses excluding income tax expense for 2001 increased $43.9 million, or 22%, from $197.4 million to $241.3 million.

        The following table itemizes expenses by category (in thousands):

	Year Ended December 31,
				% change
	2001	2000	Change
Compensation and employee benefits	$103,745	$77,177	$26,568	34.4
Transaction processing	49,531	43,978	5,553	12.6
Software royalties	23,726	20,187	3,539	17.5
Occupancy and equipment	20,638	16,953	3,685	21.7
Telecommunications and data processing services	15,086	12,319	2,767	22.5
Net (gain) loss on long-term investments	(309)	5,263	(5,572)	(105.9)
Other general and administrative	28,878	21,532	7,346	34.1
Income taxes	57,217	49,403	7,814	15.8

        Compensation and employee benefits:    Salaries, bonuses and related employee benefits increased primarily due to growth in our employee base of 145 employees or 33% from 443 at December 31, 2000 to 588 at December 31, 2001. A total of 63 employees, or approximately 43% of the increase, related to the consolidation of ITG Europe, and the addition of employees arising from the KastenNet acquisition and the start-up of our operation in Hong Kong. Additionally, 35% percent of the increase related to new staff in technology, product development, sales and trading and production infrastructure. Total compensation and employee benefits as a percentage of revenues increased from 24.9% in 2000 to 27.5% in 2001. This 2.6% increase is mainly attributable to the consolidation of the international operations, primarily the operations of ITG Europe and ITG Canada which are still at an early stage of their lifecycle, while the U.S. percentage increased primarily due to four fewer trading days during 2001. Average compensation and employee benefits expenses per (average) headcount decreased $12,000, or 6%, from $210,000 to $198,000.

        Transaction processing:    Transaction processing as a percentage of revenues decreased from 14.2% to 13.1%. This includes transaction costs incurred by ITG Australia, ITG Canada and ITG Europe that were not included in 2000. U.S. transaction costs as a percentage of revenues decreased from 14.3% in 2000 to 12.8% in 2001. Despite our share volume growth, U.S. clearing and execution costs as a percentage of revenues declined primarily from rate reductions negotiated with our clearing vendor. This was partially offset by ECN execution costs which, in the U.S., increased $4.2 million or 43% from $9.8 million in 2000 to $14.0 million in 2001 reflecting higher ECN volume, which more than doubled from 2000. The impact of higher ECN execution volume was partially offset by significant cost savings achieved through rate reductions and from a higher share of executions being made through lower unit cost ECN providers.

        Software royalties:    Because software royalties are contractually fixed as a percentage of POSIT revenues, the increase is entirely attributable to an increase in POSIT revenues.

        Occupancy and equipment:    Depreciation and amortization on furniture, fixtures and equipment, and office rent were the main contributors to the $3.7 million increase in 2001 compared to 2000. The international operations accounted for $2.2 million, or 59% of the increase, following the opening of additional offices in June 2000 in Toronto, Canada and the inclusion of space utilized by ITG Australia and ITG Europe subsequent to consolidation of these entities in November 2000 and May 2001, respectively. The U.S. operations represented $1.5 million, or 41% of the increase, primarily from incremental depreciation and amortization, U.S. headcount increases and upgrades of infrastructure.

        Telecommunications and data processing services:    Telecommunications and data processing services as a percentage of revenues remained flat at 4.0%. The additional costs were due to the inclusion of ITG Australia, ITG Canada and ITG Europe, which had only an immaterial impact in 2000. ITG Canada's operations began in June 2000, and ITG Australia and ITG Europe were consolidated in November 2000 and May 2001, respectively.

        Net (gain) loss on long-term investments:    In 2001, we recognized a gain of $1.9 million through our ITG Europe joint venture relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE which were received at the time of the LSE demutualization in the year 2000. The reported gain on long-term investments of $0.3 million was net of our $1.6 million share of ITG Europe's operating loss prior to consolidation in May 2001. In 2000, we recognized a loss on long-term investments primarily resulting from the start-up costs of our Vostock joint venture with SoundView Technology Group, Inc. combined with losses on our ITG Europe joint venture relating to the development and marketing costs of our European expansion. Vostock was developed to provide an on-line auction market for secondary share offerings to supplement the traditional distribution methods for secondary offerings. The Vostock product was never launched and we and SoundView have ceased our expenditures on Vostock.

        Other general and administrative:    The increase in other general and administrative expenses reflects a $2.0 million increase in consulting fees for software development initiatives, the addition of $2.5 million of costs incurred by ITG Australia, ITG Canada, ITG Europe and ITG Hong Kong, as well as a $0.5 million increase in software amortization for certain products that were released in the fourth quarter of 2000. In 2001, we made a charitable contribution to the New York Times 9/11 Neediest Fund in the amount of $1.1 million following the tragic events of September 11, 2001.

Income Tax Expense

        The decrease in the effective tax rate from 43.7% in 2000 to 42.0% in 2001 was primarily due to decreases in state and local income taxes.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Earnings Per Share

        Basic earnings per share for 2000 and 1999 were $1.37 and $0.99, respectively. Diluted earnings per share increased $0.39, or 41%, from $0.95 to $1.34. Diluted earnings per share for 2000 and 1999, excluding non-recurring charges (net of tax benefits) of $3.9 million, in 1999, incurred in connection with our spin-off from Jefferies Group, were $1.34 and $1.03, respectively. Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

Revenues

        Total revenues increased $78.4 million, or 34%, from $232.0 million to $310.4 million. Revenues from U.S. operations increased $76.6 million, or 33%, from $230.2 million to $306.8 million. Revenues from international operations increased $1.7 million, or 89%, from $1.9 million to $3.6 million. There were 252 trading days in both 1999 and 2000. Revenues per trading day increased by $311,000, or 34%, from $921,000 to $1,232,000. Revenues per average number of employees increased $50,000, or 6%, from $793,000 to $843,000.

        The number of shares crossed on the POSIT system increased 1.3 billion, or 21%, from 6.5 billion to 7.8 billion which drove the $25.2 million or 19% POSIT revenue increase from $129.4 million in 1999 to $154.6 million in 2000. The number of shares crossed on the POSIT system per day increased 5.4 million, or 21%, from 25.7 million to 31.1 million. Client Site revenues increased 49% reflecting an increase in share volume of 2.4 billion or 77%, from 3.1 billion in 1999 to 5.5 billion in 2000. The increase in share volume was partially offset by an 18% decrease in average Client Site revenue per share in 2000 attributable, in part, to growth in executions by our clients through ECNs. Electronic Trading Desk revenues increased 41% primarily from an increase in share volume of 1.0 billion or 50% from 2.0 billion in 1999 to 3.0 billion in 2000, partially offset by an 8% decrease in the average revenue per share in 2000 attributable, in part, to growth in executions by our clients through ECNs. Other revenues increased primarily due to (a) a gain recorded on the sale of our remaining investment in Versus Technologies, Inc., (b) increases in investment income arising from larger average interest-earning balances and improved rates of return and (c) international development fee income, which were partially offset by interest costs incurred on accelerated settlement of transactions in the normal course of business.

Expenses

        Total expenses excluding income tax expense for 2000 increased $48.2 million, or 32%, from $149.2 million to $197.4 million.

        The following table itemizes expenses by category (in thousands):

	Year Ended December 31,
				% change
	2000	1999	Change
Compensation and employee benefits	$77,177	$51,717	$25,460	49.2
Transaction processing	43,978	32,282	11,696	36.2
Software royalties	20,187	16,851	3,336	19.8
Occupancy and equipment	16,953	13,295	3,658	27.5
Telecommunications and data processing services	12,319	9,428	2,891	30.7
Net loss on long-term investments	5,263	2,674	2,589	96.8
Spin-off costs	—	6,516	(6,516)	(100.0)
Other general and administrative	21,532	16,420	5,112	31.1
Income taxes	49,403	37,435	11,968	32.0

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

        Telecommunications and data processing services:    Increases in our client base and employee base resulted in additional client data services, including market data line connections, increased communication charges to link clients to ITG in New York and Boston, and for infrastructure improvements to accommodate volume growth and the move to decimalization. Telecommunications and data processing services as a percentage of revenues decreased slightly to 4.0% in 2000 from 4.1% in 1999.

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

Dependence on Major Customers

        During 2001, revenue from our 10 largest customers accounted for approximately 29.6% of our consolidated revenue while revenue from each of our three largest customers accounted for 4.8%, 4.6%, and 3.9%, respectively, of consolidated revenue. During 2000, revenue from our 10 largest customers accounted for approximately 31.4% of our consolidated revenue while revenue from each of our three largest customers accounted for 6.4%, 5.1%, and 4.5%, respectively, of consolidated revenue. During 1999, revenue from our 10 largest customers accounted for approximately 33.0% of our consolidated revenue while revenue from each of our three largest customers accounted for 5.8%, 4.7% and 4.7%, respectively, of consolidated revenue. Customers may discontinue use of our services at any time. The loss of any significant customers could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities submitted to POSIT systems around the world, which may adversely affect the liquidity of systems.

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

        We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, state and municipal obligations, auction rate preferred stock and common stock. At December 31, 2001, cash equivalents and securities owned at fair value amounted to $299.4 million and net receivables from brokers, dealers and other, of $12.5 million were due within 30 days. At December 31, 2001, cash and cash equivalents included deposits at clearing firms totaling $3.5 million.

        We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of December 31, 2001, we had investments in limited partnerships investing in marketable securities and a venture capital fund amounting to $25.6 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

        Cash flows from operating activities reached $125.2 million for the year ended December 31, 2001, an increase of $28.6 million from the prior year. The increase is primarily attributable to the growth in net income and other changes in working capital, partially offset by the decrease in the tax benefit from employee stock options, reflecting the exercise by employees of stock options with higher strike prices. Net cash used in investing activities was $44.3 million for the year ended December 31, 2001, an increase of $22.4 million from the prior year. This increase is primarily related to the $17.8 million purchases of (i) the remaining 50% stake in the ITG Europe joint venture and (ii) the assets of

KastenNet via KTG Technologies Corporation in Canada, net of cash acquired. In 2001, the Company also invested $11.0 million in limited partnerships. Net cash provided by financing activities was $20.8 million for the year ended December 31, 2001, an increase of $12.7 million from the prior year when the Company purchased $9.7 million worth of its common stock as part of the Company's share buy back program.

        For the year ended December 31, 2000, cash flows from operating activities were $96.6 million, a decrease of $9.4 million from the prior year, reflecting working capital changes. Net cash used in investing activities was $21.9 million, an improvement of $5.5 million from the prior year, reflecting lower investments in limited partnerships, partially offset by higher capital expenditures. Net cash provided by financing activities was $8.1 million for the year ended December 31, 2000, an improvement of $111.3 million from the prior year when the Company (i) paid a $74.6 million special cash dividend in connection with the spin-off from Jefferies Group and (ii) purchased $58.1 million worth of its common stock.

        As of December 31, 2001, the Company's contractual obligations and other commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases as follows (dollars in thousands):

Year Ending December 31,
2002	$7,268
2003	7,595
2004	7,010
2005	6,653
2006	4,054
2007 and thereafter	23,869

Total	$56,449

        On February 28, 2002, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Hoenig for cash consideration of approximately $115.0 million. Hoenig is expected to have approximately $48.0 million of cash and cash equivalents at the closing date. The acquisition is expected to close by June 30, 2002. We anticipate funding the purchase price from our existing cash balances.

        Historically, all regulatory capital needs of ITG Inc. and AlterNet have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. and AlterNet with sufficient regulatory capital. As of December 31, 2001, ITG Inc. and AlterNet had net excess regulatory capital of $135.8 million and $0.9 million, respectively. In addition, ITG Canada, ITG Australia and ITG Europe had regulatory capital in excess of the minimum requirements applicable to each company as of December 31, 2001 of approximately $5.3 million, $1.3 million and $13.8 million, respectively. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001 and immediately applicable to business combinations occurring after June 30, 2001. Under the new rules, all business combinations are accounted for using the purchase method. In addition, goodwill and some intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

        The adoption of SFAS No. 142 in the first quarter of 2002 will impact the goodwill associated with our completed acquisitions of ITG Australia and ITG Europe. The new rules were applied on our September 28, 2001 acquisition of the assets of KastenNet via KTG. Discontinuance of goodwill amortization is not expected to materially impact future earnings. We expect to perform the required impairment test of our goodwill in the second quarter of 2002, as of January 1, 2002. We do not anticipate that these tests will have a material effect on our consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 30, 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 31, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 143 and SFAS No. 144 in the first quarter of 2002 is not expected to have a material effect on our results of operations, financial position or cash flows.

Issues and Uncertainties

        While our management's expectations for the future are optimistic, the following issues and uncertainties, among others, should be considered in evaluating our growth outlook.

Financial Market Conditions and Economic Conditions

        Our business is materially affected by conditions in both domestic and foreign financial markets. The demand for our securities brokerage and related services are also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and prices in the securities markets generally. The future economic environment will be subject to periodic economic downturns, such as recessions, which could also result in reduced trading volumes and prices, which could materially harm our business, financial condition and operating results.

Decreases in Trading Volumes or Market Prices

        Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our POSIT, Client Site and Electronic Trading Desk products. In addition, our trading commissions outside the U.S. and Canada are based on the value of transactions (rather than volume based), which would be adversely affected by price declines. Our profitability would be adversely affected by a decline in trading revenues because a significant portion of our costs is fixed. For these reasons, decreases in trading volume or securities prices could have a material adverse effect on our operating results.

Regulation

  General

        The securities markets and the brokerage industry in which we operate are subject to extensive regulation in the United States and other jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. In our case, the impact of regulation extends beyond "traditional" areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets.

        The securities industry has been subject to several fundamental regulatory changes. In the future, the industry may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. The markets for equity securities have been subject to the most significant regulatory changes. We cannot predict the extent to which any future regulatory changes can affect our business.

  Regulation ATS

        Before Regulation ATS went into effect on April 21, 1999, we operated POSIT pursuant to a "no-action" letter from the SEC staff which stated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT and SmartServers as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor our SmartServers are registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT and SmartServers. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems.

  Net Capital Requirement

        Each of our broker-dealer subsidiaries is subject to regulatory capital requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by U.S. or international regulatory bodies, and ultimately could require its liquidation.

Competition

        The financial services industry generally, and the securities brokerage business in which we engage in particular, is extremely competitive, and we expect it to remain so. The brokerage and related services offered by us compete with services provided by leading brokerage firms and transaction processing firms and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs for trade execution services. Many of our competitors have substantially greater financial, technical, marketing and other resources. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Outside the United States, in addition to our U.S. competitors with international capabilities, we compete with non-U.S. financial service companies that may also have long-standing, well-established relations with their clients, some of which also hold dominant positions in their trading markets. We compete on the basis of a number of factors, including access to liquidity, transaction execution, our products and services, innovation, reputation and price.

Insufficient System Capacity or System Failures

        Our business relies heavily on the computer and communications systems supporting our operations. Peak trading times and times of unusual market volatility could cause our systems to operate slowly or even fail for periods of time. General power or telecommunications failures or natural disasters could cause blackouts in our systems. The presence of computer viruses can also cause failure of our systems. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions. If any of our systems do not operate properly or are disabled, we could incur financial loss, liability to clients, regulatory intervention or reputational damage. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us.

Rapid Changes in Technology

        Due to the high demand for technology-based services in the securities industry, we are subject to rapid technological change and evolving industry standards. Also, customer demands become greater and more sophisticated as the dissemination of information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies in a timely and cost-effective manner and to adapt to the technological advancements and changing standards, we will be less able to compete effectively, which could have a material adverse effect on our business.

Credit Risk

        We are exposed to credit risk from third parties that owe us money, securities, or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Substantially all of the clearing and depository operations for our broker-dealer subsidiaries are performed pursuant to clearing agreements with their clearing brokers, who review the credit risk of trading counterparties, as deemed necessary. Volatile securities markets, credit markets and regulatory changes increase our exposure to credit risk, which could adversely affect our financial condition and operating results.

License and Relationship with Barra

        We have a perpetual license with the POSIT joint venture, which is a joint venture we have with Barra. The license grants ITG Inc. the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. The license agreement permits Barra on behalf of the joint venture to terminate the agreement upon certain events of bankruptcy or insolvency or upon an uncured breach by ITG Inc., of certain covenants, the performance of which are all within our control. Although we do not believe that we will experience difficulty in complying with our obligations under the license agreement, any termination of the license agreement resulting from an uncured default would have a material adverse effect on us. The POSIT joint venture also licensed to ITG Australia Limited and ITG Europe the right to use the POSIT technology for crossing Australian and European equity securities. These licenses contain substantially the same default and termination provisions as the U.S. license.

Research and Product Development

        In connection with our research and product development activities, as well as capital expenditures to improve other aspects of our business, we incur substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. Conversely, sudden surges in transaction volumes can result in increased profit and profit margin. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur, the expenses related to such investments could cause reduced profitability or losses.

Changes in Our Customer Base

        Changes in our customer base (which includes institutional investors, portfolio managers, hedge funds and broker-dealers) can materially affect our profitability and net income. A substantial portion of our revenue is derived from our 10 largest customers. The loss of any significant customer could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities submitted to POSIT, which may adversely affect the liquidity of the system, which could reduce its attractiveness to our customers and adversely affect our trading volumes, operating results and financial condition.

Dependence on Third Party Suppliers for Key Services

        We depend on a number of third parties to supply elements of our trading systems, computers and other equipment, and related support and maintenance. We cannot be certain that any of these providers will be able to continue to provide these services in an efficient and cost-effective manner or that they will be able to meet our expanding needs. If we are unable to make alternative arrangements for the supply of these services in the event of a disruption in the services, our business, financial condition and operating results could be materially harmed.

Risks of Infringement of our Intellectual Property Rights

        We rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods and products. However, a third party may still try to challenge, invalidate or circumvent the mechanisms we select to protect our rights. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S.

        In the past several years, there has been a proliferation of so-called "business method patents" applicable to the computer and financial services industries. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until issuance of a patent. Thus it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. There can be no assurance that we will be able to protect our technology from disclosure or that others will not develop technologies that are similar or superior to our technology. It is likely that from time to time we may also face claims that use of technology material to our business operations infringes on rights of third parties or we may be called upon to defend a joint venture partner, customer or licensee against such third party claims, which could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market Price Risk

        As part of our company's full service equity trade execution business we do not engage in proprietary trading; however, at times we do hold positions overnight due to client or Company errors. Accordingly, we maintain policies and procedures regarding the management of our errors and accommodations proprietary trading accounts. It is our policy to attempt to trade out of all positions arising from errors and accommodations immediately while balancing our exposure to market risk, which can arise from liquidating such positions. Accordingly, certain positions may be liquidated over a period of time in an effort to minimize market impact.

        We have established approval policies that include review by a Supervisory Principal of any proprietary trading activity. Our operations department reviews all open trades intraday in an effort to ensure that any open issues are addressed and resolved by the close of the trading day. Additionally, our clearing broker notifies us of all known trade discrepancies on the day following the trade date.

        We employ a cash management strategy which seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after tax rate of return. For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations are invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We currently have investments in municipal bonds, auction rate preferred bonds and common stock. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. A portion of the investments under our cash management strategy are managed by Inference, our asset management subsidiary, which conducts its trading activities on our behalf in accordance with investment strategies reviewed with senior management and is subject to oversight by our Chief Financial Officer. At December 31, 2001 and 2000, our cash and cash equivalents and securities owned were approximately $299.4 million and $187.3 million, respectively.

        We will from time to time, make investments that are considered strategic. These investments require approval of executive management and/or the board of directors. This component of our cash management strategy is reevaluated periodically. At December 31, 2001 and 2000, investments in limited partnerships investing in marketable securities and a venture capital fund were approximately $25.6 million and $29.5 million, respectively.

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

        Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds, highly liquid variable rate municipal securities and preferred stock. These investments totaled approximately $246.2 million and $156.3 million at December 31, 2001 and 2000, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value. For the years ended December 31, 2001 and 2000, we estimate that a hypothetical 100 basis point adverse change in interest rates would have resulted in a $2.3 million and $1.3 million decline in the fair value of our portfolio, respectively.

Foreign Currency Risk

        We are seeking to expand globally in a variety of ways, including our operations in Canada, Australia, Europe and Hong Kong, and through the development of specially tailored versions of our services. Additionally, we maintain development facilities in Israel. Our investments and development activities in these countries expose us to currency exchange fluctuations between the U.S. Dollar and the British Pound Sterling, Australian Dollar, Canadian Dollar, Euro, Hong Kong Dollar and Israeli New Shekel. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in foreign currency hedging activities. However, non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. For the years ended December 31, 2001 and 2000, we estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a $2.6 million and $0.4 million loss in revenue from our foreign operations, respectively.

Item 8. Financial Statements and Supplementary Data

FINANCIAL REPORTS SECTION

INDEPENDENT AUDITORS' REPORT

Board of Directors
Investment Technology Group, Inc. and Subsidiaries:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
January 17, 2002

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	December 31,
	2001	2000
Assets
Cash and cash equivalents	$236,607	$135,533
Securities owned, at fair value	62,758	51,761
Receivables from brokers, dealers and other, net	21,435	23,892
Investments in limited partnerships	25,607	16,702
Premises and equipment	28,083	24,330
Capitalized software	4,097	4,544
Goodwill and other intangibles	24,392	4,408
Deferred taxes	9,959	4,499
Other assets	5,540	16,043

Total assets	$418,478	$281,712

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$57,333	$39,510
Payables to brokers, dealers and other	7,893	7,303
Software royalties payable	6,435	4,151
Securities sold, not yet purchased, at fair value	4,787	11,402
Income taxes payable	24,086	8,930

Total liabilities	100,534	71,296

Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,184,489 and 51,144,771 at December 31, 2001 and 2000, respectively	512	511
Additional paid-in capital	146,131	138,127
Retained earnings	218,215	139,320
Common stock held in treasury, at cost; shares: 2,543,312 and 3,719,352 at December 31, 2001 and 2000, respectively	(45,939)	(67,186)
Accumulated other comprehensive income (loss):
Currency translation adjustment	(975)	(356)

Total stockholders' equity	317,944	210,416

Total liabilities and stockholders' equity	$418,478	$281,712

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Commissions
POSIT	$186,101	$154,578	$129,364
Electronic Trading Desk	89,748	66,911	47,577
Client Site	93,993	76,186	51,019
Other	7,565	12,730	4,084

Total revenues	377,407	310,405	232,044

Expenses:
Compensation and employee benefits	103,745	77,177	51,717
Transaction processing	49,531	43,978	32,282
Software royalties	23,726	20,187	16,851
Occupancy and equipment	20,638	16,953	13,295
Telecommunications and data processing services	15,086	12,319	9,428
Net (gain) loss on long-term investments	(309)	5,263	2,674
Spin-off costs	—	—	6,516
Other general and administrative	28,878	21,532	16,420

Total expenses	241,295	197,409	149,183

Income before income tax expense	136,112	112,996	82,861
Income tax expense	57,217	49,403	37,435

Net income	$78,895	$63,593	$45,426

Earnings per share(1):
Basic	$1.65	$1.37	$0.99

Diluted	$1.62	$1.34	$0.95

Basic weighted average number of common shares outstanding	47,886	46,489	46,037

Diluted weighted average number of common shares outstanding	48,689	47,328	47,921

(1)
Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 1998	$—	$465	$51,240	$104,925	$(12,760)	$(161)	$143,709
Retirement of common stock held in treasury (1,950,500 shares)	—	(20)	(12,740)	—	12,760	—	—
Purchase of common stock for treasury (3,320,582 shares)	—	—	—	—	(58,052)	—	(58,052)
Payment of special cash dividend	—	—	—	(74,624)	—	—	(74,624)
Issuance of common stock in connection with the employee stock option plan (3,726,998 shares)	—	37	57,011	—	—	—	57,048
Issuance of common stock in connection with the employee stock purchase plan (51,309 shares)	—	1	862	—	—	—	863
Comprehensive income:
Net income	—	—	—	45,426	—	—	45,426
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	154	154
Unrealized holding gain on securities available-for-sale, net of tax ($895)	—	—	—	—	—	1,128	1,128

Comprehensive income							46,708

Balance at December 31, 1999	—	483	96,373	75,727	(58,052)	1,121	115,652
Issuance of common stock from treasury for Australian subsidiary purchase (29,030 shares)	—	—	177	—	524	—	701
Purchase of common stock for treasury (427,800 shares)	—	—	—	—	(9,658)	—	(9,658)
Issuance of common stock in connection with the employee stock option plan (2,822,364 shares)	—	28	40,465	—	—	—	40,493
Issuance of common stock in connection with the employee stock purchase plan (53,748 shares)	—	—	1,112	—	—	—	1,112
Comprehensive income:
Net income	—	—	—	63,593	—	—	63,593
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	(349)	(349)
Unrealized holding gain on securities available-for-sale, net of tax ($895)	—	—	—	—	—	(1,128)	(1,128)

Comprehensive income							62,116

Balance at December 31, 2000	—	511	138,127	139,320	(67,186)	(356)	210,416
Issuance of common stock in connection with the employee stock option plan (1,176,040 shares)	—	—	6,902	—	21,247	—	28,149
Issuance of common stock in connection with the employee stock purchase plan (40,470 shares)	—	1	1,147	—	—	—	1,148
Effect of the 3-for-2 stock split payout of fractional shares	—	—	(45)	—	—	—	(45)
Comprehensive income:
Net income	—	—	—	78,895	—	—	78,895
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	(619)	(619)

Comprehensive income							78,276

Balance at December 31, 2001	$—	$512	$146,131	$218,215	$(45,939)	$(975)	$317,944

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating Activities:
Net income	$78,895	$63,593	$45,426
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,581	13,567	12,835
Deferred income tax (benefit) expense	(5,460)	9,878	(11,435)
Tax benefit from employee stock options	8,473	24,586	28,484
Gain on sale of investments, including available-for-sale securities	(1,157)	(4,258)	—
Undistributed (gain) loss of affiliates	(309)	6,009	2,985
Write-down of investment in limited partnership	2,415	—	—
Provision for doubtful receivables	1,406	169	228
Stock-based compensation	801	645	405
Changes in operating assets and liabilities
Securities owned, at fair value	(10,424)	(8,054)	(3,997)
Receivables from brokers, dealers and other, net	1,788	(2,274)	4,718
Accounts payable and accrued expenses	13,671	4,323	7,383
Payables to brokers, dealers and other	(72)	3,371	917
Securities sold, not yet purchased, at fair value	(6,615)	5,539	5,573
Income taxes payable	15,021	(6,806)	15,710
Other, net	10,228	(13,651)	(3,146)

Net cash provided by operating activities	125,242	96,637	106,086

Investing Activities:
Acquisitions of subsidiaries, net of cash acquired	(17,793)	(4,646)	—
Purchase of premises and equipment	(13,553)	(13,500)	(8,792)
Purchase of investments in limited partnerships	(11,000)	(1,200)	(12,500)
Proceeds from sale of investments, including available-for-sale securities	1,295	4,263	—
Investment in joint venture	—	(4,613)	(2,897)
Capitalization of software development costs	(3,277)	(2,202)	(3,239)

Net cash used in investing activities	(44,328)	(21,898)	(27,428)

Financing Activities:
Common stock issued	20,824	17,720	29,427
Common stock repurchased	—	(9,658)	(58,052)
Payout of fractional shares in connection with stock split	(45)	—	—
Dividends paid	—	—	(74,624)

Net cash provided by (used in) financing activities	20,779	8,062	(103,249)

Effect of foreign currency translation on cash and cash equivalents	(619)	(349)	154
Net increase (decrease) in cash and cash equivalents	101,074	82,452	(24,437)
Cash and cash equivalents—beginning of year	135,533	53,081	77,518

Cash and cash equivalents—end of year	$236,607	$135,533	$53,081

Supplemental cash flow information
Interest paid	$2,734	$6,312	$2,449
Income taxes paid to non-affiliate	$38,894	$23,620	$248
Income taxes paid to affiliate	$—	$—	$6,538

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

        The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG" or the "Company"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the remaining 50% ownership interest in the ITG Europe joint venture we did not already own, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker- dealer in Canada, (5) KTG Technologies Corporation ("KTG"), a direct access provider in Canada, (6) ITG Software, Inc., our intangible property management subsidiary in California, (7) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (8) Inference Group LLC ("Inference"), an asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the United States of America, Canada, Australia and Europe.

        We are a financial technology firm that provides electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, access liquidity in multiple markets and achieve low-cost trade execution. Our clients are major institutional investors and broker-dealers. Our products include: POSIT, an electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; ITG ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/OPT, a computer-based equity portfolio selection system; ITG WebAccess, a browser-based order routing tool. In addition, we provide research, development, sales and consulting services to clients.

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

        In connection with these transactions, on April 21, 1999, we paid a special cash dividend of $4.00 per share, payable pro rata to all of our stockholders of record as of April 20, 1999, including Jefferies Group. The aggregate amount of the special cash dividend was $74.6 million, of which we paid $60.0 million to Jefferies Group. As a result of the merger and based upon the number of shares of Jefferies Group common stock outstanding on the date of the merger (23,931,814) and the number of shares of the ITG common stock held by Jefferies Group (15,000,000), ITG's stockholders, other than Jefferies Group, received 1.5955 shares of common stock of New ITG for each share of ITG common stock held by them. Through December 31, 1999, ITG had incurred spin-off costs of approximately $8.4 million, consisting of approximately $1.9 million in 1998 and approximately $6.5 million in 1999. The merger and related transactions resulted in the stockholders of Jefferies Group becoming direct stockholders of our company and Jefferies Group ceasing to be our parent company. The merger was accounted for as a "merger of entities under common control" and accordingly, reflected the historical cost basis of assets and liabilities of ITG. The information in this paragraph has not been adjusted for the three-for-two stock split in December 2001.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair statement of results. Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation.

        During December 2001, outstanding shares of common stock were split three-for-two. Unless otherwise noted, all share and per share amounts have been retroactively restated.

(2) Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

        We have defined cash and cash equivalents as highly liquid investments, with original maturities of less than ninety days, which are part of our cash management activities. At December 31, 2001, cash and cash equivalents included deposits at clearing firms totaling $3.5 million.

Fair Value of Financial Instruments

        Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned, investments in limited partnerships and certain receivables are carried at estimated fair value or contracted amounts which approximate fair value due to the short period to maturity and repricing characteristics. Similarly, liabilities are carried at amounts approximating fair value. Securities owned and securities sold, not yet purchased are valued at quoted market prices.

Securities Transactions

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. We collect a commission from each side of a trade matched on POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client Site revenue any order that is sent by our clients, through our front-end systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenue includes (i) a gain recorded on the sale of our remaining investment in Versus Technologies, Inc. in 2000, (ii) interest and investment income, (iii) a gain on the sale of our investment in Advanced Investment Technology, Inc. in 2001, (iv) subscription revenues from KTG (following our September 28, 2001 acquisition) and (v) international development fee income and other services prior to our acquisition of the remaining interest in ITG Australia and ITG Europe, which were partially offset by (i) interest costs incurred on accelerated settlement of transactions in the normal course of business and (ii) a writedown on our venture capital investment in the Angel Investors II, L.P. fund as a result of a decrease in fair value in 2001.

        Receivables from brokers, dealers and other, net consist of commissions receivable and amounts receivable for securities transactions that have not yet reached their contractual settlement date, net of an allowance for doubtful accounts, which is determined based upon management's estimate of the collectibility of such receivables. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis. The Company clears all securities transactions through other broker-dealers on a fully disclosed basis.

        Securities owned, at fair value consist primarily of highly liquid variable rate municipal securities and auction rate preferred stock, common stock and convertible bonds. Securities sold, not yet purchased, at fair value consisted of common stock. Securities owned and securities sold, not yet purchased are carried at their market value with unrealized gains and losses included in other revenues in the consolidated statements of income.

        Investments in limited partnerships consist of investments in hedge funds investing primarily in marketable securities and a venture capital fund. These investments in limited partnerships do not have readily available price quotations. These investments are accounted for at fair value as estimated by management. In determining the estimated fair value, we considered all appropriate factors relevant to such investments and consistently apply the procedures for arriving at estimated fair value. However, because of the assumptions inherent to estimated fair value, actual fair value could differ from the estimated fair value as determined by management. Gains and losses for changes in fair value and other than temporary impairments are included in other revenues in the consolidated statements of income.

        At December 31, 1999 we had securities available-for-sale representing a single equity ownership in Versus Technologies, Inc. The fair value and total unrealized gain was $2.0 million as we originally had a basis of zero in the investment. The net unrealized holding gain, net of tax, of $1.1 million was recorded as an item of accumulated other comprehensive income on that date. During 2000, these securities were sold, resulting in a $4.3 million realized gain.

Soft dollar

        We permit our institutional customers to allocate a portion of their gross commissions to pay for research products provided by third parties (soft dollar arrangements). The Company presents soft dollar revenues net of the corresponding third party research costs. The Company's gross soft dollar commission revenue was $28.9 million, $24.8 million and $16.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, accrued soft dollar liabilities in the Company's consolidated statements of financial condition were approximately $11.1 million and $10.3 million, respectively.

Capitalized Software

        We capitalize software development costs where technological feasibility of the product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life, the life of which is generally from 18 to 24 months. Amortization begins when the product is available for release to customers. Amortization of software development costs is included in other general and administrative expenses in the consolidated statements of income.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs were $19.7 million, $16.5 million and $9.7 million for 2001, 2000 and 1999, respectively.

Goodwill and Other Intangibles

        Goodwill and other intangibles resulting from acquisitions consummated prior to July 1, 2001 are amortized using the straight-line method from the date of acquisition over the period of estimated benefit, which ranges from 9 to 34 years.

Premises and Equipment

        Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non-cancelable lease term.

Impairment of Long-Lived Assets

        Long-lived assets, including premises and equipment, goodwill and other intangibles, are periodically reviewed for impairment by comparing undiscounted future cash flows expected to result from use of the assets with recorded balances. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, an impairment loss would be recognized. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

        Income taxes are accounted for on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

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

Earnings per Share

        Basic earnings per share is determined by dividing earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing earnings by the average number of shares of common stock adjusted for the dilutive effect of common stock equivalents.

        Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding to reflect our spin-off from Jefferies Group in 1999 and our December 2001 three-for-two stock split.

Stock-Based Compensation

        Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". For disclosure purposes, pro forma net income and earnings per share data are provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as if the fair value method had been applied.

Foreign Currency Translation

        Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the statement of financial condition, and revenues and expenses are translated at average rates of exchange during the fiscal year. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of stockholders' equity. Gains or losses on foreign currency transactions are included in other general and administrative expenses in the consolidated statements of income.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001 and immediately applicable to business combinations occurring after June 30, 2001. Under the new rules, all business combinations are accounted for using the purchase method. In addition, goodwill and some intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

        The adoption of SFAS No. 142 in the first quarter of 2002 will impact the goodwill associated with our completed acquisitions of ITG Australia and ITG Europe. The new rules were applied on our September 28, 2001 acquisition of the assets of KastenNet via KTG. Discontinuance of goodwill amortization is not expected to materially impact future earnings. We expect to perform the required impairment test of our goodwill in the second quarter of 2002, as of January 1, 2002. We do not anticipate that these tests will have a material effect on our consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 30, 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 31, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 143 and SFAS No. 144 in the first quarter of 2002 is not expected to have a material effect on our results of operations, financial position or cash flows.

(3) Acquisitions

        In November 2000, we completed the purchase from Burdett, Buckeridge & Young and certain employees of ITG Australia Limited of the remaining 50% interest in ITG Australia Limited that we did not already own, bringing our ownership up to 100%. The acquisition was accounted for under the purchase method of accounting. The $5.0 million cost exceeded the estimated fair value of the net assets acquired by $3.7 million. The excess of the purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over a twenty-year period.

        In the fourth quarter of 1998, we entered into a 50/50 joint venture with Société Générale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001, we purchased Société Générale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. Goodwill and other intangibles amounting to $16.7 million are being amortized on a straight-line basis over their estimated useful lives, which range from 9 to 34 years.

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately $4.7 million U.S. dollars). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million U.S. dollars is being amortized on a straight-line basis over a fifteen-year period.

        The consolidated financial statements include the results of operations of the above businesses from their respective dates of acquisition. At December 31, 2001 and 2000, accumulated amortization related to goodwill and other intangibles totaled $6.3 and $5.2 million, respectively.

(4) Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31:

	Securities Owned		Securities Sold, Not Yet Purchased
	2001	2000	2001	2000
	(Dollars in thousands)
Auction rate preferred stock	$43,850	$24,926	$—	$—
State and municipal obligations	11,200	12,000	—	—
Corporate stocks	3,871	6,226	4,787	11,402
Convertible corporate bonds	—	5,350	—	—
Other	3,837	3,259	—	—

Total	$62,758	$51,761	$4,787	$11,402

(5) Premises and Equipment

        The following is a summary of premises and equipment at December 31:

	2001	2000
	(Dollars in thousands)
Furniture, fixtures and equipment	$61,676	$46,528
Leasehold improvements	13,307	11,030

	74,983	57,558
Less: accumulated depreciation and amortization	46,900	33,228

Total	$28,083	$24,330

        Capital expenditures in the schedule above are primarily for computer-related equipment. Depreciation and amortization expense amounted to $11,753,000, $9,642,000, and $8,226,000 in 2001, 2000, and 1999, respectively.

(6) Capitalized Software

        The following is a summary of capitalized software costs at December 31:

	2001	2000
	(Dollars in thousands)
Capitalized software costs	$9,985	$7,056
Less: accumulated amortization	5,888	2,512

Total	$4,097	$4,544

        Approximately $3,277,000 and $2,202,000 of software costs were capitalized in 2001 and 2000, respectively, primarily for the development of new versions of QuantEX, ITG Platform and TCA. In addition, approximately $2,633,000 and $1,587,000 of total capitalized software costs were not subject to amortization as of December 31, 2001 and 2000, respectively, as the underlying products had reached technological feasibility but were not yet available for release to customers. In 2001, 2000 and 1999, we included $3,724,000, $3,287,000 and $4,060,000, respectively, of amortized software costs in other general and administrative expenses.

(7) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following at December 31:

	2001	2000
	(Dollars in thousands)
Trade payables and accrued expenses	$25,281	$11,514
Deferred compensation	18,406	14,733
Accrued soft dollar liabilities	11,108	10,283
Accrued rent expense	2,538	2,980

Total	$57,333	$39,510

(8) Income Taxes

        Income tax expense (benefit) consists of the following components:

	2001	2000	1999
	(Dollars in thousands)
Current
Federal	$55,038	$29,769	$33,303
State	6,913	9,751	15,492
Foreign	580	163	75

	62,531	39,683	48,870
Deferred
Federal	(3,993)	6,508	(7,154)
State	(1,321)	3,212	(4,281)

	(5,314)	9,720	(11,435)

Total	$57,217	$49,403	$37,435

        Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31 were as follows:

	2001	2000
	(Dollars in thousands)
Deferred compensation	$7,818	$6,531
Depreciation	1,387	(3,126)
Other	754	1,094

Total	$9,959	$4,499

        Management believes that it is more likely than not that the taxable income from carryback years, future reversals of existing taxable temporary differences and anticipated future taxable income will be sufficient to realize the deferred tax benefit. As a result, at December 31, 2001 and 2000, valuation allowances have not been recorded against the deferred tax asset.

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

        The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	2001	2000	1999
	(Dollars in thousands)
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax effect	5.9%	7.4%	8.8%
Non-deductible foreign losses	1.6%	1.4%	1.0%
Other differences, net	(0.5)%	(0.1)%	0.4%

Effective income tax rate	42.0%	43.7%	45.2%

(9) Related Party Transactions

  International operations

        Prior to our purchase of the remaining 50% stakes in our Australian and European subsidiaries in November 2000 and May 2001, respectively, the transactions described below were related party transactions.

        Pursuant to a software license agreement between Investment Technology Group International Limited ("ITGIL") and ITG Technologies Limited, formerly ITG SG Ltd., ("ITG Technologies"), ITGIL invoiced ITG Technologies $0.8 million, $2.7 million, and $1.7 million in 2001, 2000, and 1999, respectively, for development services.

        In 1999, ITG Inc. entered into service agreements with our related parties, Investment Technology Group Limited and ITG Australia Ltd. under which ITG Inc. provides introductory brokerage and related services. Investment Technology Group Limited fees for these services are included in revenues and amounted to $473,000, $1,152,000 and $846,000 in 2001, 2000 and 1999, respectively. ITG Australia Ltd. fees for these introductory brokerage and related services amounted to $81,000 and $134,000 in 2000 and 1999, respectively.

        We received royalty revenue from our related parties, ITG Australia Ltd. (through the date of acquisition) in the amount of $48,000 and $14,000 in 2000 and 1999, respectively, and ITG Technologies in the amount of $170,000, $562,000 and $389,000 in 2001, 2000 and 1999, respectively, pursuant to software license agreements.

  Jefferies Group

        Jefferies Group and its affiliates provided various services to us during 1999 as described below. Prior to the spin-off from Jefferies Group on April 27, 1999, these were related party transactions.

        Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of March 17, 1999 between Jefferies Group and the Company, transaction expenses, as defined in the Merger Agreement, related to the spin-off were allocated and shared. Amounts paid to Jefferies Group in 1999 were $4,600,000.

        Pursuant to a service agreement, Jefferies & Company, Inc. provided us specified administrative services, at fixed monthly costs. Administrative services included accounting, payroll, compliance services, personnel services, legal services, data processing and telecommunications. All services were terminated on December 31, 1998, except for certain personnel and accounting services that were terminated as of May 31, 1999 and June 30, 1999, respectively. The costs of such services to us prior to the spin-off in 1999 were $161,000.

        We paid to Jefferies & Company, Inc. an aggregate of $47,000 prior to the spin-off in 1999, as compensation to Jefferies & Company's account executives for introducing customers to POSIT pursuant to a revenue sharing agreement. This agreement terminated according to its terms on March 15, 1999. Such termination did not affect fees payable in accordance with the above revenue sharing agreement with respect to customers introduced prior to January 1, 1999.

        Jefferies & Company, Inc. provided substantially all of our clearing services, pursuant to a Fully Disclosed Clearing Agreement ("Clearing Agreement"). Aggregate costs of such services to us were $4.9 million prior to the spin-off in 1999, and included in transaction processing expenses. In addition, included in revenues are financing costs resulting from temporary positions in securities assumed in the normal course of business of $665,000 prior to the spin-off in 1999 paid to Jefferies & Company, Inc.

        W&D Securities, Inc., a subsidiary of Jefferies, performed certain execution services for us on the New York Stock Exchange and other exchanges. The costs of these execution services were $5.0 million prior to the spin-off in 1999 and were primarily included in transaction processing expense. Also, included in revenues, are licensing and consulting fees paid by W&D Securities, Inc. amounting to $50,000 prior to the spin-off in 1999.

        Included in other general and administrative expenses for the year ended December 31, 1999 are fees paid to Jefferies International Limited of $35,000 prior to the spin-off in 1999, for various broker and administrative services.

        Jefferies & Company, Inc. has executed trades in an agency capacity for certain of its customers using our services. Commission fees of $0.8 million generated prior to the spin-off in 1999 are included in our revenues for the year ended December 31, 1999.

(10) Off Balance Sheet Risk and Concentration of Credit Risk

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counter parties or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counter party and customer.

        Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, securities owned, at fair value and receivables from brokers, dealers and other. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions. We have not experienced significant losses related to cash and cash equivalents and securities owned, at fair value and management does not believe we are exposed to any significant credit risks relating to our cash and cash equivalents. Receivables from brokers, dealers and other, net are principally denominated in U.S. dollars. Portions of these receivables are settled through electronic fund transfers. We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. As of December 31, 2001 and 2000, such allowance amounted to $1,083,000 and $141,000, respectively. We recorded provisions (additions) to the allowance of $1,406,000 and $169,000, and write-offs (deductions) against the allowance of $464,000 and $358,000 during the years ended December 31, 2001 and 2000, respectively.

(11) Net Capital Requirement

        ITG Inc. and AlterNet are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet has elected to use the basic method permitted by Rule 15c3-1, which requires that we maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3% of aggregate indebtedness.

        At December 31, 2001, ITG Inc. and AlterNet had net capital of $136.1 million and $1.0 million, respectively, of which $135.8 million and $0.9 million, respectively, was in excess of required net capital.

        In addition, ITG Canada, ITG Australia and ITG Europe had regulatory capital in excess of the minimum requirements applicable to each company of approximately $5.3 million, $1.3 million and $13.8 million, respectively.

(12) Employee Stock and Benefit Plans

  Stock option plan

        At December 31, 2001, we had a stock option plan.

        Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), options to purchase 9,485,000 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging from June 1997 to January 2010. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

        In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors' Plan. The Non-Employee Directors' Plan generally provides for an annual grant to each non-employee director of an option to purchase 6,141 shares of Common Stock. In addition, the Non-Employee Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of Common Stock. Stock options granted under the Non-Employee Directors' Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options become exercisable three months after the date of grant. Stock options granted under the Non-Employee Directors' Plan expire five years after the date of grant. A total of 204,700 shares of Common Stock are reserved and available for issuance under the Non-Employee Directors' Plan.

        Had compensation cost for our stock option plan been determined consistent with SFAS No. 123, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

		2001	2000	1999
Net income	As reported	$78,895	$63,593	$45,426
	Pro forma	$71,580	$55,409	$43,482
Basic earnings per share	As reported	$1.65	$1.37	$0.99
	Pro forma	$1.49	$1.19	$0.95
Diluted earnings per share	As reported	$1.62	$1.34	$0.95
	Pro forma	$1.47	$1.17	$0.91

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: zero dividend yield for all years; risk free interest rates of 4.6, 6.3, and 5.3 percent, respectively; expected volatility of 47, 50, and 50 percent, respectively; and expected lives of five years for all years.

        A summary of the status of our stock option plan as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,563,445	$22.21	5,253,509	$12.68	7,094,348	$6.60
Granted	1,314,903	35.70	1,305,727	24.87	1,897,466	24.09
Exercised	(1,017,146)	19.35	(2,822,364)	5.64	(3,730,363)	6.93
Forfeited	(169,019)	24.38	(173,427)	23.15	(7,942)	7.93

Outstanding at end of year	3,692,183	27.70	3,563,445	22.21	5,253,509	12.68

Options exercisable at year-end	1,259,100	24.18	985,701	16.26	3,158,973	6.25
Weighted average individual fair value of options granted during the year	$16.56		$12.77		$12.06

        The provision for income taxes excludes current tax benefits related to the exercise of stock options of $8.5 million and $24.6 million for the years ended December 31, 2001 and 2000, respectively. Such benefit is reflected as an increase to Stockholders' Equity.

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$ 7.93–$10.00	68,973	0.9	$8.64	68,973	$8.64
10.01– 15.00	137,715	4.9	11.45	113,398	11.47
15.01– 20.00	182,984	3.0	16.37	114,234	16.65
20.01– 25.00	273,218	3.3	22.79	119,214	23.03
25.01– 30.00	1,768,823	3.0	25.89	573,439	26.24
30.01– 35.00	586,712	4.2	32.55	249,835	32.44
35.01– 38.82	673,758	5.0	38.75	20,007	37.37

$ 7.93–$38.82	3,692,183	3.6	$27.70	1,259,100	$24.18

        The 1994 Plan allows for the granting of performance-based stock options. In 2000, 88,104 performance-based options were granted, however no such options were granted during 2001 and 1999. At December 31, 2001, all of such options were outstanding.

  ITG Employee Benefit Plans

        Effective January 1, 1999, all employees were immediately eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Money Purchase Pension Plan (the "Plans"). These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $170,000 for 2001. The Plans' features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the Plans and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. The costs for the Plans were $6,221,000, $4,448,000 and $2,782,000 in 2001, 2000 and 1999, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

        Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program ("SUA"), a mandatory tax-deferred compensation program established under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. Each participant is automatically granted units, as of the last day of each calendar quarter based on participant's actual or assigned compensation reduction. The units are at all times fully vested and non-forfeitable. The units are to be settled on or after the third anniversary of the date of grant. We included the participants' deferral in compensation expense and recognized additional compensation expense of $801,000, $645,000, and $405,000 in 2001, 2000, and 1999, respectively, which represents the 15% excess over the amount actually deferred by the participants. During 2001, 2000, and 1999, we granted 170,808, 191,957, and 150,371 units, respectively, to the employees in the SUA. In 2001, we issued 158,894 shares of our common stock in connection with the SUA.

        In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"). The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our Common Stock at a 15% discount through automatic payroll deductions. The ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

  Jefferies Group Employee Benefit Plans

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

        The net periodic pension cost allocated to us was $1,100,000 in 1999. This amount is included in the consolidated statement of income.

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

        In 1999, we expensed and contributed to these plans $164,000. This amount is included in the consolidated statement of income.

        In May 1999, assets of the Jefferies Employee Stock Ownership Plan were transferred into an ITG Employee Stock Ownership Plan. No new contributions were made to such plan and all participants were 100% vested.

(13) Earnings Per Share

        Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding to reflect our spin-off from Jefferies Group in 1999 and our three-for-two stock split in December 2001. The average number of outstanding shares for the years ended December 31, 2001, 2000, and 1999 were 47.9 million, 46.5 million and 46.0 million, respectively.

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Net income for basic and diluted earnings per share	$78,895	$63,593	$45,426

Shares of common stock and common stock equivalents:
Average number of common shares	47,886	46,489	46,037

Average shares used in basic computation	47,886	46,489	46,037
Effect of dilutive securities	803	839	1,884

Average shares used in diluted computation	48,689	47,328	47,921

Earnings per share:
Basic	$1.65	$1.37	$0.99

Diluted	$1.62	$1.34	$0.95

(14) Commitments and Contingencies

  Lease commitments

        We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended December 31, 2001, 2000, and 1999 was $6.0 million, $4.6 million, and $3.5 million, respectively. Minimum future rentals under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2002	$7,268
2003	7,595
2004	7,010
2005	6,653
2006	4,054
2007 and thereafter	23,869

Total	$56,449

  Other commitments

        Until March 31, 1999, we had an intercompany borrowing agreement with Jefferies Group permitting the Company to borrow up to $15.0 million. No amounts have ever been borrowed under that agreement. In 1998, we established a $2.0 million credit line with a bank to fund temporary regulatory capital shortfalls encountered periodically by ITG Australia. The lender charged us interest at the Federal Funds rate plus 1%. Prior to November 2000, we lent amounts to ITG Australia and charged interest at the Federal Funds rate plus 2%. This bank credit line was discontinued in 2000.

  Contingencies

        In 1998, we received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $9.6 million plus interest. The adjustments proposed relate to (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of our initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. On September 18, 2000, we entered into a closing agreement with the IRS with respect to the compensation plan deductions, whereby the IRS agreed that the deductions taken were allowable deductions. This agreement eliminates approximately $7.6 million of the $9.6 million potential tax deficiency raised by the IRS in 1998. We are continuing to pursue the resolution of the research and development tax credit issue and we believe that the ultimate resolution will not be material to the financial position or results of operations of the Company.

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

(15) Segment Reporting

        Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        In 2001, as the Company continued to expand globally, the Company's business structure was organized into two reportable segments: U.S. operations and international operations. The U.S. operations segment provides equity trading and research services to institutional investors and brokers in the United States of America. The international operations segment includes our brokerage businesses in Australia, Canada and Europe, our start-up operations in Asia, as well as a research facility in Israel. The services provided in each segment are deemed to have similar economic characteristics. Prior period information has been restated to conform to the current presentation.

        Due to the highly integrated nature of global financial markets, the Company manages its international operations segment as a whole. Accordingly, management believes that results by geographic region are not necessarily conducive to a better understanding of its business.

        The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions that occur are based on specific criteria or approximate market prices. The Company allocates resources to and evaluates performance of its reportable segments based on income before income tax expense.

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
2001
Total revenues	$351,041	$26,366	$377,407
Income (loss) before income tax expense	142,461	(6,349)	136,112
Identifiable assets	337,039	81,439	418,478
Capital expenditures	12,065	1,488	13,553
2000
Total revenues	$306,805	$3,600	$310,405
Income (loss) before income tax expense	121,337	(8,341)	112,996
Identifiable assets	260,921	20,791	281,712
Capital expenditures	11,689	1,811	13,500
1999
Total revenues	$230,181	$1,863	$232,044
Income (loss) before income tax expense	86,061	(3,200)	82,861
Identifiable assets	174,156	5,332	179,488
Capital expenditures	8,608	184	8,792

(16) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for our quarterly operations in 2001, 2000, and 1999. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unaudited Year Ended December 31, 2001				Unaudited Year Ended December 31, 2000				Unaudited Year Ended December 31, 1999
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Total Revenues	$100,012	$90,805	$94,851	$91,739	$76,153	$75,679	$82,961	$75,612	$68,540	$54,564	$56,312	$52,628
Expenses:
Compensation and employee benefits	27,222	26,980	25,710	23,833	19,030	19,388	20,319	18,440	14,400	11,402	13,667	12,248
Transaction processing	11,752	11,904	12,920	12,955	11,828	10,496	10,945	10,709	9,248	7,677	7,821	7,536
Software royalties	6,228	5,868	6,011	5,619	4,475	4,914	5,810	4,988	4,742	4,083	4,274	3,752
Occupancy and equipment	4,981	5,836	5,141	4,680	4,433	4,317	4,307	3,896	3,685	3,201	3,296	3,113
Telecommunications and data processing services	3,997	3,958	3,356	3,775	3,267	2,754	3,265	3,033	2,423	2,701	2,384	1,920
Net (gain) loss on long-term investments	—	—	719	(1,028)	1,437	1,233	1,811	782	1,184	275	329	886
Spin-off costs	—	—	—	—	—	—	—	—	(158)	(85)	4,505	2,254
Other general and administrative	7,366	7,884	7,035	6,593	6,134	5,058	5,182	5,158	4,834	4,170	3,734	3,682

Total expenses	61,546	62,430	60,892	56,427	50,604	48,160	51,639	47,006	40,358	33,424	40,010	35,391

Income before income tax expense	38,466	28,375	33,959	35,312	25,549	27,519	31,322	28,606	28,182	21,140	16,302	17,237
Income tax expense	15,641	12,427	14,886	14,263	10,984	12,075	13,642	12,702	10,610	10,039	7,908	8,878

Net income	$22,825	$15,948	$19,073	$21,049	$14,565	$15,444	$17,680	$15,904	$17,572	$11,101	$8,394	$8,359

Basic earnings per share	$0.47	$0.33	$0.40	$0.44	$0.31	$0.33	$0.38	$0.35	$0.38	$0.23	$0.18	$0.19

Diluted earnings per share	$0.46	$0.33	$0.39	$0.44	$0.31	$0.32	$0.37	$0.34	$0.37	$0.23	$0.17	$0.18

Basic weighed average number of common shares outstanding	48,473	47,921	47,666	47,476	47,225	46,585	46,395	45,743	46,022	47,528	46,005	44,561

Diluted weighted average number of common shares outstanding	49,278	48,635	48,405	48,218	47,627	47,594	47,289	46,866	47,292	48,998	48,060	47,345

        Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year. All share and per share amounts have been retroactively restated to reflect our spin-off from Jefferies Group in 1999 and our three-for-two stock split in December 2001.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unaudited Year Ended December 31, 2001				Unaudited Year Ended December 31, 2000				Unaudited Year Ended December 31, 1999
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(As a percentage of Total Revenues)
Total Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	27.2	29.7	27.1	26.0	25.0	25.6	24.5	24.4	21.0	20.9	24.3	23.3
Transaction processing	11.7	13.1	13.6	14.1	15.5	13.9	13.2	14.2	13.5	14.1	13.9	14.3
Software royalties	6.2	6.5	6.3	6.1	5.9	6.5	7.0	6.6	6.9	7.5	7.6	7.1
Occupancy and equipment	5.0	6.4	5.4	5.1	5.8	5.7	5.2	5.2	5.4	5.9	5.9	5.9
Telecommunications and data processing services	4.0	4.4	3.5	4.1	4.3	3.6	3.9	4.0	3.5	5.0	4.2	3.6
Net (gain) loss on investments	0.0	0.0	0.8	(1.1)	1.9	1.6	2.2	1.0	1.7	0.5	0.6	1.7
Spin-off costs	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.2)	(0.2)	8.0	4.3
Other general and administrative	7.4	8.7	7.5	7.2	8.1	6.7	6.2	6.8	7.1	7.6	6.6	7.0

Total expenses	61.5	68.8	64.2	61.5	66.5	63.6	62.2	62.2	58.9	61.3	71.1	67.2

Income before income tax expense	38.5	31.2	35.8	38.5	33.5	36.4	37.8	37.8	41.1	38.7	28.9	32.8
Income tax expense	15.7	13.6	15.7	15.5	14.4	16.0	16.4	16.8	15.5	18.4	14.0	16.9

Net income	22.8%	17.6%	20.1%	23.0%	19.1%	20.4%	21.4%	21.0%	25.6%	20.3%	14.9%	15.9%

(17) Proposed Acquisition of Hoenig Group Inc. (unaudited)

        On February 28, 2002, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Hoenig Group Inc. ("Hoenig") for cash consideration of approximately $115.0 million. Hoenig is expected to have approximately $48.0 million of cash and cash equivalents at the closing date. Hoenig is an agency broker-dealer that provides trade execution, independent research and consulting services to alternative investment funds and money managers globally. The proposed acquisition is subject to certain closing conditions, including shareholder approval and certain regulatory approvals. The acquisition is expected to close by June 30, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants reportable herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to this item is contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item is contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information with respect to this item is contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          (a)(1) Financial Statements

        Included in Part II of this report:

        (a)(2) Schedules

        Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

        (a)(3) Exhibits

Exhibits Number	Description
2.1
Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group, Inc. Company (incorporated by reference to Exhibit 2.1 Annual Report on Form 10-K for the year ended December 31, 1998).
2.2	Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and JEF Holding Inc. (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K for the year Company, ended December 31, 1998).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1	Joint Venture Agreement, dated October 1, 1987, between Jefferies & Company, Inc. and BARRA, Inc. (formerly Barr Rosenberg Associates, Inc.) (incorporated by reference to Exhibit 10.1.1 to Registration Statement Number 33-76474 on Form S-1 as declared effective by the Securities and Exchange Commission on May 4, 1994 (the "Registration Statement")).
10.1.1	Exclusive Software License Agreement, dated October 1, 1987, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.2 to Registration Statement).
10.1.2	Amendment No. 1 to Exclusive Software License Agreement, dated August 1, 1990, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.3 to Registration Statement).
10.1.3	Consent of BARRA, Inc. to the assignment to the Company of the interests of Jefferies & Company, Inc. in the Posit Joint Venture referenced in item 10.1.1 and rights in the Software License Agreement referenced in item 10.1.2 (incorporated by reference to Exhibit 10.1.4 to Registration Statement).
10.2	Service Agreement, dated March 15, 1994, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to Registration Statement).
10.2.1	Amendment No. 1 to Service Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.2	Execution Agreement, dated as of January 1, 1999, by and between W & D Securities, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.3	Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.3 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.4	Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc. (incorporated by reference to Exhibit 10.2.4 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.5	Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc., JEF Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.5 to the Annual Report on Form 10-K for the year ended December 31, 1998).

10.2.6	Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc., JEF Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.6 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors' Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2	Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
10.3.3	Amended Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.3.4	Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit B to the 1997 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6	1998 Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.4.6 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3.7	Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4	Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
10.4.1	First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference to Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).
10.4.2	Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited Partnership and the Company (incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.3	Third Amendment to Lease, dated as of March 13, 1998 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.4	Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.5	Lease, dated as of February 29, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.6	First Amendment to lease, dated as of April 1, 2000, between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.7	Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.8	First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.9	Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.10	Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.11	Lease dated March 10, 1995, between Boston Wharf Co. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.5	Form of QuantEX Software and Hardware License Agreement (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.6.1	Agreement and Plan of Merger, dated as of February 28, 2002, among ITG, Hoenig and Indigo (incorporated by reference to Exhibit 2.1 to ITG's Current Report on Form 8-K, filed March 4, 2002).
10.6.2	Voting Agreement, dated as of February 28, 2002, between ITG and the stockholders of Hoenig named therein (incorporated by reference to Exhibit 2.2 to ITG's Current Report on Form 8-K, filed March 4, 2002).
21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.

*
Filed herewith

        (b) Reports on Form 8-K

        On November 13, 2001 we filed a Form 8-K announcing a three-for-two stock split effective December 7, 2001.

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

Dated: March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND L. KILLIAN, JR. Raymond L. Killian, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	March 27, 2002
/s/ HOWARD C. NAPHTALI Howard C. Naphtali	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 27, 2002
/s/ ANGELO BULONE Angelo Bulone	Vice President and Controller (Principal Accounting Officer)	March 27, 2002
/s/ FRANK E. BAXTER Frank E. Baxter	Director	March 27, 2002
/s/ J. WILLIAM BURDETT J. William Burdett	Director	March 27, 2002
/s/ NEAL S. GARONZIK Neal S. Garonzik	Director	March 27, 2002

/s/ WILLIAM I JACOBS William I Jacobs	Director	March 27, 2002
/s/ ROBERT L. KING Robert L. King	Director	March 27, 2002
/s/ MARK A. WOLFSON Mark A. Wolfson	Director	March 27, 2002

EXHIBIT INDEX

Exhibits Number	Description	Sequentially Numbered Page

2.1	Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 1998).
2.2	Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and JEF Holding Company, Inc. (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K for the year ended December 31, 1998).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1	Joint Venture Agreement, dated October 1, 1987, between Jefferies & Company, Inc. and BARRA, Inc. (formerly Barr Rosenberg Associates, Inc.) (incorporated by reference to Exhibit 10.1.1 to Registration Statement Number 33-76474 on Form S-1 as declared effective by the Securities and Exchange Commission on May 4, 1994 (the "Registration Statement")).
10.1.1	Exclusive Software License Agreement, dated October 1, 1987, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.2 to Registration Statement).
10.1.2	Amendment No. 1 to Exclusive Software License Agreement, dated August 1, 1990, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.3 to Registration Statement).
10.1.3	Consent of BARRA, Inc. to the assignment to the Company of the interests of Jefferies & Company, Inc. in the Posit Joint Venture referenced in item 10.1.1 and rights in the Software License Agreement referenced in item 10.1.2 (incorporated by reference to Exhibit 10.1.4 to Registration Statement).
10.2	Service Agreement, dated March 15, 1994, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to Registration Statement).
10.2.1	Amendment No. 1 to Service Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.1 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.2	Execution Agreement, dated as of January 1, 1999, by and between W & D Securities, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.3	Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.3 to the Annual Report on Form 10-K for the year ended December 31, 1998).

10.2.4	Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc. (incorporated by reference to Exhibit 10.2.4 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.5	Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc., JEF Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.5 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.6	Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc., JEF Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.6 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors' Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2	Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
10.3.3	Amended Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.3.4	Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit B to the 1997 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6	1998 Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.4.6 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3.7	Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4	Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
10.4.1	First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference to Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).
10.4.2	Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited Partnership and the Company (incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.4.3	Third Amendment to Lease, dated as of March 13, 1998 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.4	Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.5	Lease, dated as of February 29, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.6	First Amendment to Lease, dated as of April 1, 2000, between Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.7	Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.8	First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.9	Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.10	Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.11	Lease dated March 10, 1995, between Boston Wharf Co. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.5	Form of QuantEX Software and Hardware License Agreement (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.6.1	Agreement and Plan of Merger, dated as of February 28, 2002, among ITG, Hoenig and Indigo (incorporated by reference to Exhibit 2.1 to ITG's Current Report on Form 8-K, filed March 4, 2002).
10.6.2	Voting Agreement, dated as of February 28, 2002, between ITG and the stockholders of Hoenig named therein (incorporated by reference to Exhibit 2.2 to ITG's Current Report on Form 8-K, filed March 4, 2002).
21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.

*
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
ITG U.S. Share Volume as Percentage of U.S. Market Volume
FINANCIAL REPORTS SECTION
INDEPENDENT AUDITORS' REPORT
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Financial Condition (In thousands, except share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Income (In thousands, except per share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2001, 2000 and 1999 (In thousands, except share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Cash Flows (Dollars in thousands)
INVESTMENT TECHNOLOGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX