Form 10-Q
period 2002-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2002-05-15
CIK 920424

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended March 31, 2002  Commission file number: 0 - 23644

                        INVESTMENT TECHNOLOGY GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                  95 - 2848406
-----------------------------------------   ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

 380 MADISON AVENUE, NEW YORK, NEW YORK                   (212) 588 - 4000
-----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)      (Registrant's Telephone Number,
                                                   Including Area Code)

                10017
-----------------------------------------
              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

As of May 10, 2002, the Registrant had 49,212,740 shares of common stock, $0.01 par value, outstanding.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                         PART I. - FINANCIAL INFORMATION

                                                                                                Page
                                                                                              --------
Item 1.   Financial Statements
          Consolidated Statements of Financial Condition:
             March 31, 2002 (unaudited) and December 31, 2001................................     4

          Consolidated Statements of Income (unaudited):
             Three Months Ended March 31, 2002 and 2001......................................     5

          Consolidated Statement of Changes in Stockholders' Equity (unaudited):
             Three Months Ended March 31, 2002...............................................     6

          Consolidated Statements of Cash Flows (unaudited):
             Three Months Ended March 31, 2002 and 2001......................................     7

          Notes to Consolidated Financial Statements (unaudited).............................     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................    12

                          PART II. - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders................................    17
Item 6.   Exhibits and Reports on Form 8-K...................................................    18

          Signature..........................................................................    19

QUANTEX IS A REGISTERED TRADEMARK OF THE INVESTMENT TECHNOLOGY GROUP, INC. COMPANIES. POSIT IS A REGISTERED SERVICE MARK OF THE POSIT JOINT VENTURE. SMARTSERVER, SPI, SPI SMARTSERVER, VWAP SMARTSERVER, ITG ACE, TCA, ITG WEBACCESS, ITG/OPT, ITG PRIME, RESRISK, INFERENCE GROUP AND ALTERNET ARE TRADEMARKS OF THE INVESTMENT TECHNOLOGY GROUP, INC. COMPANIES.

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

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        INVESTMENT TECHNOLOGY GROUP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        MARCH 31,            DECEMBER 31,
                                                                          2002                   2001
                                                                    ---------------        ---------------
                                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents.................................          $       268,871        $       236,607
Securities owned, at fair value...........................                   62,853                 62,758
Receivables from brokers, dealers and other, net..........                   45,176                 21,435
Investments in limited partnerships.......................                   25,404                 25,607
Premises and equipment....................................                   26,736                 28,083
Capitalized software......................................                    5,005                  4,097
Goodwill and other intangibles............................                   24,191                 24,392
Deferred taxes............................................                    9,473                  9,959
Other assets..............................................                    6,441                  5,540
                                                                    ---------------        ---------------
Total assets..............................................          $       474,150        $       418,478
                                                                    ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.....................          $        56,447        $        57,333
Payable to brokers, dealers and other.....................                   30,664                  7,893
Software royalties payable................................                    6,162                  6,435
Securities sold, not yet purchased, at fair value.........                    1,928                  4,787
Income taxes payable......................................                   21,610                 24,086
                                                                    ---------------        ---------------
  Total liabilities.......................................                  116,811                100,534
                                                                    ---------------        ---------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.01; shares authorized:
    1,000,000; shares issued: none......................                          -                      -
  Common stock, par value $0.01; shares authorized:
    100,000,000; shares issued: 51,204,528 and 51,184,489
    at March 31, 2002 and
    December 31, 2001, respectively.......................                      512                    512
   Additional paid-in capital.............................                  154,678                146,131
   Retained earnings......................................                  240,383                218,215
  Common stock held in treasury, at cost; shares: 2,037,192
    and 2,543,312 at March 31, 2002 and
    December 31, 2001, respectively.......................                  (36,795)               (45,939)
  Accumulated other comprehensive income loss:
    Currency translation adjustment.......................                   (1,439)                  (975)
                                                                    ---------------        ---------------

  Total stockholders' equity..............................                  357,339                317,944
                                                                    ---------------        ---------------

Total liabilities and stockholders' equity                          $       474,150        $       418,478
                                                                    ===============        ===============

     See accompanying unaudited notes to consolidated financial statements.

                        INVESTMENT TECHNOLOGY GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------------
                                                                          2002                   2001
                                                                    --------------------------------------
REVENUES:
    Commissions:
      POSIT...............................................          $        46,586        $        43,209
      Electronic Trading Desk.............................                   23,036                 20,987
      Client Site Direct Access...........................                   26,012                 23,235
    Other.................................................                    2,104                  4,308
                                                                    ---------------        ---------------
        Total revenues....................................                   97,738                 91,739
                                                                    ---------------        ---------------

EXPENSES:
    Compensation and employee benefits....................                   26,161                 23,833
    Transaction processing................................                   11,908                 12,955
    Software royalties....................................                    5,921                  5,619
    Occupancy and equipment...............................                    6,281                  4,680
    Telecommunications and data processing services.......                    4,246                  3,775
    Net gain on long-term investments ....................                        -                 (1,028)
    Other general and administrative......................                    5,437                  6,593
                                                                    ---------------        ---------------
        Total expenses....................................                   59,954                 56,427
                                                                    ---------------        ---------------

Income before income tax expense..........................                   37,784                 35,312

Income tax expense........................................                   15,616                 14,263
                                                                    ---------------        ---------------

Net income................................................          $        22,168        $        21,049
                                                                    ===============        ===============

Earnings per share(1):

Basic.....................................................          $          0.45        $          0.44
                                                                    ===============        ===============

Diluted...................................................          $          0.45        $          0.44
                                                                    ===============        ===============

Basic weighted average number of common shares outstanding                   48,893                 47,476
                                                                    ===============        ===============

Diluted weighted average number of common shares outstanding                 49,723                 48,218
                                                                    ===============        ===============

----------
(1) Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

     See accompanying unaudited notes to consolidated financial statements.

                        INVESTMENT TECHNOLOGY GROUP, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   Additional
                                                   Preferred         Common         Paid-in            Retained
                                                     Stock           Stock          Capital            Earnings
                                                  ---------------------------------------------------------------
Balance at January 1, 2002.................       $        -        $   512    $      146,131      $    218,215

Issuance of common stock in connection
  with the employee stock option plan
  (474,922 shares) and the employee stock
  unit award plan (31,198 shares)..........                -              -             7,913                 -
Issuance of common stock in connection
  with the employee stock purchase plan
  (20,039 shares)..........................                -              -               634                 -

Comprehensive income:

  Net income...............................                -              -                 -            22,168

Other comprehensive loss:

  Currency translation adjustment..........                -              -                 -                 -

Comprehensive income.......................
                                                  ----------        -------    --------------      ------------
Balance at March 31, 2002..................       $        -        $   512    $      154,678      $    240,383
                                                  ==========        =======    ==============      ============

                                                     Common         Accumulated
                                                      Stock            Other               Total
                                                     Held in       Comprehensive       Stockholders'
                                                    Treasury           Loss               Equity
                                                  --------------------------------------------------
Balance at January 1, 2002.................       $  (45,939)      $        (975)      $     317,944

Issuance of common stock in connection
  with the employee stock option plan
  (474,922 shares) and the employee stock
  unit award plan (31,198 shares).........             9,144                   -              17,057
Issuance of common stock in connection
  with the employee stock purchase plan
  (20,039 shares)..........................                -                   -                 634

Comprehensive income:

  Net income...............................                -                   -              22,168

Other comprehensive loss:

  Currency translation adjustment..........                -                (464)               (464)
                                                                                       -------------
Comprehensive income.......................                                                   21,704
                                                  ----------       -------------       -------------
Balance at March 31, 2002..................       $  (36,795)      $      (1,439)      $     357,339
                                                  ==========       =============       =============

     See accompanying unaudited notes to consolidated financial statements.

                        INVESTMENT TECHNOLOGY GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                         -----------------------------------
                                                                                             2002                   2001
                                                                                         -----------------------------------
Cash flows from operating activities:
Net income..........................................................................     $      22,168         $      21,049
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................             3,965                 3,735
  Tax benefit from employee stock options...........................................             4,788                   657
  Deferred income tax expense (benefit).............................................               486                  (104)
  Undistributed gain of affiliates..................................................                --                (1,028)
  Provision for doubtful receivables................................................              (599)                  310
  Stock-based compensation..........................................................               207                   229
Changes in operating assets and liabilities:
  Securities owned, at fair value...................................................               (95)              (17,265)
  Receivables from brokers, dealers and other, net..................................           (23,142)               (3,633)
  Accounts payable and accrued expenses.............................................            (1,093)               11,895
  Payable to brokers, dealers and other.............................................            22,771                 1,953
  Securities sold, not yet purchased, at fair value.................................            (2,859)                8,189
  Income taxes payable..............................................................            (2,476)               10,189
  Other, net........................................................................              (928)                 (250)
                                                                                         -------------         -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES........................................            23,193                35,926
                                                                                         -------------         -------------

Cash flows from investing activities:
  Purchase of premises and equipment................................................            (2,019)               (2,986)
  Capitalization of software development costs......................................            (1,560)                 (804)
                                                                                         -------------         -------------
   NET CASH USED IN INVESTING ACTIVITIES............................................            (3,579)               (3,790)
                                                                                         -------------         -------------

Cash flows from financing activities:
  Common stock issued...............................................................            12,902                 1,472
                                                                                         -------------         -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES........................................            12,902                 1,472
                                                                                         -------------         -------------

  Effect of foreign currency translation on cash and cash equivalents...............              (252)                 (636)

   Net increase in cash and cash equivalents........................................            32,264                32,972
Cash and cash equivalents - beginning of period.....................................           236,607               135,533
                                                                                         -------------         -------------
Cash and cash equivalents - end of period...........................................     $     268,871         $     168,505
                                                                                         =============         =============
Supplemental cash flow information:
  Interest paid.....................................................................     $         211         $       1,176
                                                                                         =============         =============
  Income taxes paid ................................................................     $      12,750         $       3,400
                                                                                         =============         =============

     See accompanying unaudited notes to consolidated financial statements.

                        INVESTMENT TECHNOLOGY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG" or the "Company"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities,
(2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the 50% ownership interest in the ITG Europe joint venture we did not already own, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) KTG Technologies Corporation ("KTG"), a direct access provider in Canada, (6) ITG Hong Kong Ltd., our start-up brokerage operation in Hong Kong, (7) ITG Software, Inc., our intangible property management subsidiary in California, (8) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (9) Inference Group LLC, an asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the United States of America, Canada, Australia and Europe.

     We are a financial technology firm that provides electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, access liquidity in multiple markets and achieve low-cost trade execution. Our clients are major institutional investors and broker-dealers. Our products include: POSIT, an electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; ITG ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/Opt, a computer-based equity portfolio selection system; ITG WebAccess, a browser-based order routing tool; and ITG PRIME, a web-based portfolio risk analysis and management platform. In addition, we provide research, development, sales and consulting services to clients.

     The quarterly financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results. Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our audited annual report on Form 10-K for the year ended December 31, 2001.

ACQUISITIONS

     In the fourth quarter of 1998, we entered into a 50/50 joint venture with Societe Generale, and founded ITG Europe. On November 18, 1998, ITG Europe launched a new agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001, we purchased Societe Generale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. The $16.7 million excess of the purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill.

     On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately $4.7 million U.S. dollars). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million U.S. dollars is being amortized on a straight-line basis over its estimated useful life. This transaction was accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

GOODWILL AND OTHER INTANGIBLES

     In accordance with SFAS No. 142, which became effective January 1, 2002, we discontinued the amortization of goodwill as goodwill will be assessed annually for impairment. We expect to complete the required tests in the second quarter of 2002, as of January 1, 2002. We do not anticipate that these tests will have a material effect on our consolidated financial statements. Other intangibles with definite lives will continue to be amortized over their useful lives.

     For the quarter ended March 31, 2002, the impact of discontinuing goodwill amortization on net income was approximately $225,000 or less than $0.01 per share.

     During the three months ended March 31, 2002, no goodwill was acquired, impaired or written off. As of March 31, 2002, recorded goodwill in relation to our international operations totaled $20.2 million.

     During the three months ended March 31, 2002, no other intangibles were acquired. As of March 31, 2002, other intangibles consisted of an acquired software license with a carrying value of $4.0 million. We recorded amortization expense in relation to other intangibles of approximately $140,000 for the three-month period ended March 31, 2002. Estimated amortization expense for existing other intangibles is approximately $1.4 million in total for the five-year period ending December 31, 2006.

SECURITIES OWNED AND SOLD, NOT YET PURCHASED

     The following is a summary of securities owned and sold, not yet purchased:


                                                                                   SECURITIES SOLD, NOT YET
                                                          SECURITIES OWNED                PURCHASED
                                                      -------------------------    ------------------------
                                                      MARCH 31,    DECEMBER 31,    MARCH 31,   DECEMBER 31,
                                                        2002           2001          2002          2001
                                                      -----------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
         Auction rate preferred stock............     $  37,050    $     43,850    $       -   $          -
         State and municipal obligations.........        19,700          11,200            -              -
         Corporate stocks........................         1,867           3,871        1,928          4,787
         Other...................................         4,236           3,837            -              -
                                                      ---------    ------------    ---------   ------------
         Total...................................     $  62,853    $     62,758    $   1,928   $      4,787
                                                      =========    ============    =========   ============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The following is a summary of accounts payable and accrued expenses:

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     2002              2001
                                                                                -------------------------------
                                                                                      (DOLLARS IN THOUSANDS)
         Trade payables and accrued expenses.......................             $     14,948       $     23,966
         Deferred compensation ....................................                   18,003             18,406
         Accrued compensation .....................................                   10,357              1,315
         Accrued soft dollar liabilities...........................                   10,716             11,108
         Accrued rent expense......................................                    2,423              2,538
                                                                                ------------       ------------
         Total ....................................................             $     56,447       $     57,333
                                                                                ============       ============

EARNINGS PER SHARE

     Net earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding adjusted to reflect our three-for-two stock split in December 2001.

     The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31:

                                                                                    2002               2001
                                                                                ------------       ------------
                                                                                     (AMOUNTS IN THOUSANDS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
        Net income for basic and diluted earnings per share................     $     22,168       $     21,049
                                                                                ============       ============
        Shares of common stock and common stock equivalents:
            Average shares used in basic computation.......................           48,893             47,476
            Effect of dilutive securities..................................              830                742
                                                                                ------------       ------------
            Average shares used in diluted computation.                               49,723             48,218
                                                                                ============       ============
        Earnings per share:
            Basic..........................................................     $       0.45       $       0.44
                                                                                ============       ============
            Diluted........................................................     $       0.45       $       0.44
                                                                                ============       ============

NET CAPITAL REQUIREMENT

     ITG Inc. and AlterNet are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet has elected to use the basic method permitted by Rule 15c3-1, which requires that we maintain minimum net capital, as defined, equal to the greater of $100,000 or 6 2/3 % of aggregate indebtedness.

     At March 31, 2002, ITG Inc. and AlterNet had net capital of $193.7 million and $1.2 million, respectively, of which $193.4 million and $1.1 million, respectively, was in excess of required net capital.

     In addition, ITG Canada, ITG Australia and ITG Europe had regulatory capital in excess of the minimum requirements applicable to each company of approximately $6.2 million, $2.2 million and $12.0 million, respectively.

SEGMENT REPORTING

     Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     The Company has two reportable segments: U.S. operations and international operations. The U.S. operations segment provides equity trading and research services to institutional investors and brokers in the United States of America. The international operations segment includes our brokerage businesses in Australia, Canada and Europe, our start-up brokerage operations in Asia, as well as a research facility in Israel. The services provided in each segment are deemed to have similar economic characteristics.

A summary of the segment financial information is as follows (dollars in thousands):

                                                   U.S.        International
Three Months Ended March 31                     Operations      Operations       Consolidated
---------------------------                     ----------     -------------     ------------
Total revenues
      2002                                      $   90,687     $       7,051     $     97,738
      2001                                          88,832             2,907           91,739
Income (loss) before income tax expense
      2002                                          41,147            (3,363)          37,784
      2001                                          35,494              (182)          35,312

PROPOSED ACQUISITION OF HOENIG GROUP INC.

     On February 28, 2002, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Hoenig Group Inc. ("Hoenig") for cash consideration of approximately $115.0 million. Hoenig is an agency broker-dealer that provides trade execution, independent research and consulting services to alternative investment funds and money managers globally. The proposed acquisition is subject to certain closing conditions, including Hoenig shareholder approval and certain regulatory approvals.

     On May 9, 2002, Hoenig announced that a former employee of its London subsidiary, Hoenig & Company Limited ("Hoenig Limited"), had engaged in unauthorized equity securities trading while employed by Hoenig Limited, in violation of Hoenig Limited's policies and procedures. Hoenig has advised ITG that Hoenig Limited incurred a loss of approximately $7.1 million from the unauthorized trading.

     Hoenig has reported the matter to the authorities and is in the process of conducting an internal investigation. Hoenig is also exploring various options to mitigate the loss. We are in the process of gathering additional information to assess what impact, if any, these activities and the related loss may have on Hoenig and the transaction to acquire Hoenig.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has two reportable segments: U.S. operations and international operations. The U.S. operations segment provides agency equity trading services and transaction research to institutional investors and brokers in the United States of America. The international operations segment includes our agency brokerage businesses in Australia, Canada and Europe and our start-up brokerage operations in Asia, as well as a research facility in Israel.

REVENUES:

     We generate substantially all of our revenues from the following three products and services ("Product Revenues"):

        -    POSIT: a confidential electronic stock crossing system;

        -    Electronic Trading Desk: an agency-only trading desk;

        -    Client Site Direct Access;

                  - QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations;

                  - ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

     Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and
(ii) the contract value of securities traded in Europe and Australia. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched in POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client Site Direct Access revenue any order that is sent by our clients, through ITG's Client Site Direct Access systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenues include (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business, (c) fees for development and other services provided to our unconsolidated international affiliates prior to our acquisition of the remaining interest in ITG Europe in May 2001, (d) realized gains and losses in connection with our cash management and strategic investment activities, (e) revenues from KTG following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase, and (f) income from positions taken by ITG Canada as customer facilitations which are a customary practice in the Canadian marketplace.

EXPENSES:

     Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net gain on long-term investments, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, less the portion of salaries that is capitalized as part of our software development activities. Transaction processing expenses consist of floor brokerage and clearing fees as well as connection fees for use of certain third party execution services. Software royalties are payments to Barra, Inc., our POSIT joint venture partner. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Net gain on long-term investments includes equity gain on our joint venture investment prior to our acquisition of the remaining interest in ITG Europe in May 2001. Other general and administrative expenses include amortization of capitalized software costs, amortization of other intangibles as well as legal, audit, tax, consulting and promotional expenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     The table below sets forth certain items in the statements of income expressed as a percentage of revenues for the periods indicated:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ---------------------
                                                                                   2002        2001
                                                                                 --------    --------
              Revenues:
                   Commissions
                       POSIT............................................           47.7        47.1
                       Electronic Trading Desk..........................           23.6        22.9
                       Client Site Direct Access........................           26.6        25.3
                   Other................................................            2.1         4.7
                                                                                 --------    --------
                       Total revenues...................................          100.0%      100.0%
                                                                                 --------    --------
              Expenses:
                   Compensation and employee benefits...................           26.8        26.0
                   Transaction processing...............................           12.2        14.1
                   Software royalties...................................            6.1         6.1
                   Occupancy and equipment..............................            6.4         5.1
                   Telecommunications and data processing services......            4.3         4.1
                   Net gain on long-term investments ...................            0.0        (1.1)
                   Other general and administrative.....................            5.5         7.2
                                                                                 --------    --------
                       Total expenses...................................           61.3        61.5
                                                                                 --------    --------

              Income before income tax expense..........................           38.7        38.5
              Income tax expense........................................           16.0        15.5
                                                                                 --------    --------
              Net income................................................           22.7        23.0
                                                                                 ========    ========

EARNINGS PER SHARE:

          Basic and diluted net earnings per share for the three months ended March 31, 2002 ("First Quarter 2002") increased $0.01, or 2%, to $0.45 from $0.44 for the three months ended March 31, 2001 ("First Quarter 2001"). In 2001, these results included the effect of a gain, which approximated $0.04 per diluted share, relating to the sale of 100,000 shares of stock that ITG Europe held in the London Stock Exchange ("LSE"). Excluding this non-recurring gain, diluted net earnings per share increased $0.05, or 13%.

REVENUES:

          Consolidated revenues increased $6.0 million, or 7%, from $91.7 million to $97.7 million. Revenues from U.S. operations increased $1.9 million, or 2%, from $88.8 million to $90.7 million. Revenues from international operations increased $4.1 million, or 141%, from $2.9 million to $7.0 million.

          There were 60 trading days in the U.S. markets in First Quarter 2002 compared to 62 trading days in First Quarter 2001. Product Revenues per trading day from our U.S. operations increased by $117,000, or 8%, from $1,381,000 to $1,498,000 resulting from a 19% increase in average daily trading volume partially offset by a slight change in our revenue mix where Client Site Direct Access revenues, which are priced at a lower rate per share than our other products, realized the strongest growth in share volume. The total trading volume in the U.S. reached 6.0 billion shares (averaging 99.8 million per trading day) in First Quarter 2002 as compared to 5.2 billion shares (averaging
83.9 million per trading day) for the same period a year earlier. U.S. Product Revenues per average number of employees decreased $15,000, or 7%, from $221,000 to $206,000. The increase in U.S. headcount outpaced the increase in domestic revenues as we continued to increase staff in research and development to achieve our technology goals and in sales and trading to support our revenue growth targets.

          In First Quarter 2002, international Product Revenues included $3.0 million from our European business, which was 50% owned prior to our May 2001 purchase of the remaining 50% ownership interest. Product Revenues from our Canadian operations increased by $1.2 million, or 171%, from $0.7 million to $1.9 million showing continued growth despite weak market conditions. In Australia, we reported revenues of $0.9 million in First Quarter 2002 as compared to $1.2 million a year earlier, a $0.3 million or 25% decrease, reflecting weak market conditions.

          Consolidated POSIT revenues increased $3.4 million, or 8%, reflecting higher share volume and the consolidation of ITG Europe. POSIT revenues per trading day increased by $79,000, or 11%, from $697,000 in First Quarter 2001 to $776,000 in First Quarter 2002. The number of shares crossed on the U.S. POSIT system increased approximately 50 million, or 2%, from 2.25 billion in First Quarter 2001 to 2.30 billion in First Quarter 2002. The average number of shares crossed on the U.S. POSIT system per trading day increased 2.0 million, or 5%, from 36.4 million in First Quarter 2001 to 38.4 million in First Quarter 2002. ITG Europe contributed $2.4 million to consolidated POSIT revenues in the 2002 period.

          Electronic Trading Desk revenues increased $2.0 million, or 10%, due to a $1.7 million additional contribution from international operations, including $0.6 million from ITG Europe, as well as a 12% increase in U.S. share volume, partially offset by a change in business mix. Electronic Trading Desk revenues per trading day increased by $45,000, or 13%, from $339,000 in First Quarter 2001 to $384,000 in First Quarter 2002.

          Client Site Direct Access revenues increased $2.8 million, or 12%, as a result of a 31% increase in U.S. share volume partially offset by comparatively stronger growth in lower priced routing only services, where we do not incur transaction processing costs. Client Site Direct Access revenues per trading day increased by $59,000, or 16%, from $375,000 in First Quarter 2001 to $434,000 in First Quarter 2002.

          Other revenues decreased $2.2 million, or 51%, from $4.3 million to $2.1 million. First Quarter 2001 included a $1.5 million return on funds invested with our asset management subsidiary, and $0.6 million in development and service fee income from the European joint venture prior to its consolidation in May 2001.

EXPENSES:
     The table below sets forth certain items in the statements of income and their variance over the periods indicated:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                       ---------
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
                                                                  2002           2001          CHANGE       % CHANGE
                                                                --------       --------       --------      --------
  Compensation and employee benefits....................        $ 26,161       $ 23,833       $  2,328           9.8
  Transaction processing................................          11,908         12,955         (1,047)         (8.1)
  Software royalties....................................           5,921          5,619            302           5.4
  Occupancy and equipment...............................           6,281          4,680          1,601          34.2
  Telecommunications and data processing services.......           4,246          3,775            471          12.5
  Net gain on long-term investments ....................               -         (1,028)         1,028         100.0
  Other general and administrative......................           5,437          6,593         (1,156)        (17.5)
  Income tax expense....................................          15,616         14,263          1,353           9.5

          COMPENSATION AND EMPLOYEE BENEFITS: Salaries, bonuses and related employee benefits increased primarily due to the growth in our employee base of 131 employees, or 27%, from 482 as of March 31, 2001 to 613 as of March 31, 2002. A total of 68 employees, or 52% of the increase related to the consolidation of ITG Europe, the addition of employees arising from the KastenNet acquisition and the start-up of our operation in Hong Kong. The remaining increase of 63 employees, or 48%, primarily related to new staff in technology, product development, sales and trading and production infrastructure. Average compensation and employee benefits per (average) headcount decreased $7,100, or 14%, from $51,500 in First Quarter 2001 to $44,400 in First Quarter 2002.

          TRANSACTION PROCESSING: Transaction processing as a percentage of revenues decreased from 14.1% in First Quarter 2001 to 12.2% of revenues in First Quarter 2002. First Quarter 2002 includes $0.8 million of transaction processing costs incurred by ITG Europe, an operation that was not consolidated in First Quarter 2001. U.S. transaction costs as a percentage of total U.S. revenues decreased from 14.1% in First Quarter 2001 to 11.4% in First Quarter 2002. Despite our share volume growth, U.S. clearing and execution costs declined primarily from rate reductions negotiated with our clearing vendor. This was partially offset by ECN costs which, in the U.S., increased $0.3 million, or 8%, from $3.8 million in First Quarter 2001 to $4.1 million in First Quarter 2002 reflecting higher ECN volume, which increased 70% compared to First Quarter 2001. The impact of higher ECN volume was partially offset by a higher share of executions being made through lower unit cost ECN providers.

          SOFTWARE ROYALTIES: Because software royalties are contractually fixed as a percentage of POSIT revenues, the increase is entirely attributable to an increase in POSIT revenues.

          OCCUPANCY AND EQUIPMENT: Depreciation and amortization of furniture, fixtures and equipment, and office rent were the main contributors to the $1.6 million increase in First Quarter 2002 compared to First Quarter 2001. International operations accounted for $0.8 million, or 50% of the increase, following the consolidation of ITG Europe. The U.S. operations represented the remainder of the increase, or $0.8 million, primarily as a result of (i) incremental depreciation and amortization related to upgrades of infrastructure, and (ii) additional space requirements due to U.S. headcount growth.

          TELECOMMUNICATIONS AND DATA PROCESSING SERVICES: Telecommunications and data processing services as a percentage of revenues increased slightly from 4.1% in First Quarter 2001 to 4.3% in First Quarter 2002 principally due to the inclusion of costs incurred by ITG Europe.

          NET GAIN ON LONG-TERM INVESTMENTS: In First Quarter 2001, we recognized a one-time gain of $1.9 million relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE, which were received at the time of the LSE demutualization in the year 2000. The reported gain of $1.0 million was net of our $0.9 million share of ITG Europe's operating loss for First Quarter 2001. There were no such gains in First Quarter 2002.

          OTHER GENERAL AND ADMINISTRATIVE: The $1.2 million decrease in other general and administrative expenses primarily reflects (i) a $0.6 million reversal of bad debt provisions, principally related to the tragic events of September 11th, 2001, as the related accounts have been fully collected, (ii) a $0.3 million decrease in amortization of capitalized software costs due to timing of new product launches, and (iii) controls on discretionary spending, offset by costs incurred by ITG Europe, which were not present in First Quarter 2001.

INCOME TAX EXPENSE

          The increase in the effective tax rate from 40.4% in First Quarter 2001 to 41.3% in First Quarter 2002 was primarily due to higher non deductible foreign losses in First Quarter 2002 following the consolidation of ITG Europe.

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

     We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, state and municipal obligations, auction rate preferred stock and common stock. At March 31, 2002, cash equivalents and securities owned at fair value amounted to $331.7 million and net receivables from brokers, dealers and other, of $40.4 million were due within 30 days. At March 31, 2002, cash and cash equivalents included deposits at clearing firms totaling $8.1 million.

     We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of March 31, 2002, we had investments in limited partnerships investing in marketable securities and a venture capital fund amounting to $25.4 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

     Cash flows from operating activities reached $23.2 million in First Quarter 2002, a $12.7 million decrease compared to First Quarter 2001. The decrease is primarily attributable to our September 15, 2001 estimated Federal income tax payment, which was not paid until January 2002 in accordance with the tax relief provided by the U.S. government to counties affected by the tragic events of September 11th, 2001. Net cash used in investing activities was $3.6 million in First Quarter 2002, a $0.2 million decrease from the same period a year earlier as a result of lower capital expenditures partially offset by increased capitalized software costs in relation to new products approaching their launch date. Net cash provided by financing activities was $12.9 million in First Quarter 2002, an increase of $11.4 million compared to the same period a year earlier following stock option exercises by employees in First Quarter 2002.

     On February 28, 2002, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Hoenig Group Inc. ("Hoenig") for cash consideration of approximately $115.0 million. The proposed acquisition is subject to certain closing conditions, including Hoenig shareholder approval and certain regulatory approvals. See PROPOSED ACQUISITION OF HOENIG GROUP INC. in the Unaudited Notes to the Consolidated Financial Statements.

     As of March 31, 2002, the Company's other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases.

     Historically, all regulatory capital needs of ITG Inc. and AlterNet have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc. and AlterNet with sufficient regulatory capital. As of March 31, 2002, ITG Inc. and AlterNet had net excess regulatory capital of $193.4 million and $1.1 million, respectively. In addition, ITG Canada, ITG Australia and ITG Europe had regulatory capital in excess of the minimum requirements applicable to each company as of March 31, 2002 of approximately $6.2 million, $2.2 million and $12.0 million, respectively. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

PART II. - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Date of the Meeting - May 9, 2002
Type of Meeting - Annual Meeting of Stockholders

     At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

Frank E. Baxter
J. William Burdett
Neal S. Garonzik
William I Jacobs
Raymond L. Killian, Jr.
Robert L. King
Mark A. Wolfson

     At the meeting, with respect to the election of the directors and ratification of the appointment of KPMG LLP as our independent auditors for the 2002 fiscal year, the votes were cast in the following manner:

Election of Directors:

NAME                            FOR               WITHHELD
                                    (Number of Shares)
                                    ------------------
Frank E. Baxter                 42,303,139         158,088
J. William Burdett              42,302,160         159,067
Neal S. Garonzik                42,008,531         452,696
William I Jacobs                42,004,966         456,261
Raymond L. Killian, Jr.         40,863,380       1,597,847
Robert L. King                  42,008,551         452,676
Mark A. Wolfson                 42,008,481         452,746

     Ratification of the appointment of KPMG LLP as our independent auditors for the 2002 fiscal year:

                           Number of Shares
                           ----------------
For                          41,013,266
Against                       1,433,891
Abstain                          14,070

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

6(a)  EXHIBITS

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

10.1 Agreement and Plan of Merger, dated as of February 28, 2002, among the Company, Hoenig Group, Inc. and Indigo Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report of Form 8-K, filed March 4, 2002)

10.2 Voting Agreement, dated as of February 28, 2002, between the Company and the stockholders of Hoenig Group, Inc. named therein (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed March 4, 2002).

6(b)  REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K dated March 4, 2002, relating to the signing of an agreement and plan of merger with Hoenig Group Inc., which will survive the merger as a wholly owned subsidiary of ITG.

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

                                        INVESTMENT TECHNOLOGY GROUP, INC.
                                        ---------------------------------
                                                  (Registrant)

Date:    MAY 15, 2002                By: /s/ Howard C. Naphtali
                                         ----------------------
                                         Howard C. Naphtali
                                         Chief Financial Officer and
                                         Duly Authorized Signatory of Registrant