Form 10-Q
period 2002-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2002-08-14
CIK 920424

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
Commission file number: 0-23644

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-2848406 (I.R.S. Employer Identification No.)
380 Madison Avenue, New York, New York (Address of Principal Executive Offices)	10017 (Zip Code)

(212) 588-4000
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 7, 2002, the Registrant had 48,145,408 shares of common stock, $0.01 par value, outstanding.

TABLE OF CONTENTS

         PART I.—Financial Information

Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Condition: June 30, 2002 (unaudited) and December 31, 2001
Condensed Consolidated Statements of Income (unaudited): Three and Six Months Ended June 30, 2002 and 2001
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited): Six Months Ended June 30, 2002
Condensed Consolidated Statements of Cash Flows (unaudited): Six Months Ended June 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.—Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signature

        QuantEX is a registered trademark of the Investment Technology Group, Inc. companies.
POSIT is a registered service mark of the POSIT Joint Venture.

        SmartServer, SPI, SPI SmartServer, VWAP SmartServer, ITG ACE, TCA, ITG WebAccess, ITG/Opt, ITG PRIME, ResRisk, Inference Group and AlterNet are trademarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations—Issues and Uncertainties—in our annual report on Form 10-K for the year ended December 31, 2001, which you are encouraged to read.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$253,632	$236,607
Securities owned, at fair value	67,346	62,758
Receivables from brokers, dealers and other, net	214,913	21,435
Investments in limited partnerships	25,489	25,607
Premises and equipment	27,600	28,083
Capitalized software	5,783	4,097
Goodwill and other intangibles	24,331	24,392
Deferred taxes	9,751	9,959
Other assets	7,867	5,540

Total assets	$636,712	$418,478

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$60,974	$57,333
Payables to brokers, dealers and other	197,811	7,893
Software royalties payable	5,427	6,435
Securities sold, not yet purchased, at fair value	4,905	4,787
Income taxes payable	15,060	24,086

Total liabilities	284,177	100,534

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,204,528 and 51,184,489 at June 30, 2002 and December 31, 2001, respectively	512	512
Additional paid-in capital	154,877	146,131
Retained earnings	261,184	218,215
Common stock held in treasury, at cost; shares: 2,683,733 and 2,543,312 at June 30, 2002 and December 31, 2001, respectively	(64,523)	(45,939)
Accumulated other comprehensive income (loss): Currency translation adjustment	485	(975)

Total stockholders' equity	352,535	317,944

Total liabilities and stockholders' equity	$636,712	$418,478

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Commissions:
POSIT	$41,600	$47,315	$88,186	$90,524
Electronic Trading Desk	23,880	21,113	46,916	42,100
Client Site Direct Access	31,410	25,015	57,422	48,250
Other	2,508	1,408	4,612	5,715

Total revenues	99,398	94,851	197,136	186,589

Expenses:
Compensation and employee benefits	29,474	25,710	55,635	49,543
Transaction processing	11,664	12,920	23,572	25,876
Software royalties	5,387	6,011	11,308	11,629
Occupancy and equipment	6,851	5,141	13,132	9,821
Telecommunications and data processing services	4,040	3,356	8,286	7,131
Net loss (gain) on long-term investments	—	719	—	(309)
Other general and administrative	6,196	7,035	11,633	13,627

Total expenses	63,612	60,892	123,566	117,318

Income before income tax expense	35,786	33,959	73,570	69,271
Income tax expense	14,985	14,886	30,601	29,149

Net income	$20,801	$19,073	$42,969	$40,122

Earnings per share(1):
Basic	$0.43	$0.40	$0.88	$0.84

Diluted	$0.42	$0.39	$0.87	$0.83

Basic weighted average number of common shares outstanding	48,941	47,666	48,917	47,571

Diluted weighted average number of common shares outstanding	49,597	48,405	49,659	48,312

(1)
Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
Six Months Ended June 30, 2002
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2002	$—	$512	$146,131	$218,215	$(45,939)	$(975)	$317,944
Issuance of common stock in connection with the employee stock option plan (628,986 shares) and the employee stock unit award plan (55,493 shares)	—	—	8,112	—	12,813	—	20,925
Issuance of common stock in connection with the employee stock purchase plan (20,039 shares)	—	—	634	—	—	—	634
Purchase of common stock for treasury (824,900 shares)	—	—	—	—	(31,397)	—	(31,397)
Comprehensive income:
Net income	—	—	—	42,969	—	—	42,969
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	1,460	1,460

Comprehensive income							44,429

Balance at June 30, 2002	$—	$512	$154,877	$261,184	$(64,523)	$485	$352,535

        See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$42,969	$40,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,014	8,099
Tax benefit from employee stock options	5,992	2,921
Deferred income tax expense (benefit)	208	(1,119)
Provision for doubtful accounts	(693)	405
Stock-based compensation	410	491
Gain on sale of investments, including available-for-sale securities	—	(1,157)
Undistributed gain of affiliates	—	(309)
Write-down of investment in limited partnership	—	1,285
Changes in operating assets and liabilities:
Securities owned, at fair value	(4,588)	(18,816)
Receivables from brokers, dealers and other, net	(192,785)	(154,823)
Accounts payable and accrued expenses	3,231	16,054
Payables to brokers, dealers and other	189,918	17
Securities sold, not yet purchased, at fair value	118	144,847
Income taxes payable	(9,026)	(602)
Other, net	(3,216)	12,335

Net cash provided by operating activities	40,552	49,750

Cash flows from investing activities:
Purchase of premises and equipment	(6,195)	(5,285)
Capitalization of software development costs	(2,756)	(2,175)
Acquisition of subsidiary, net of cash acquired	—	(13,132)
Purchase of investments in limited partnerships	—	(11,000)
Proceeds from sale of investments, including available-for-sale securities	—	1,295

Net cash used in investing activities	(8,951)	(30,297)

Cash flows from financing activities:
Common stock issued	15,567	4,975
Common stock repurchased	(31,397)	—

Net cash (used in) provided by financing activities	(15,830)	4,975

Effect of foreign currency translation on cash and cash equivalents	1,254	(619)
Net increase in cash and cash equivalents	17,025	23,809
Cash and cash equivalents—beginning of period	236,607	135,533

Cash and cash equivalents—end of period	$253,632	$159,342

Supplemental cash flow information:
Interest paid	$828	$1,890

Income taxes paid	$33,454	$27,601

        See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Organization and Basis of Presentation

        The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG" or the "Company"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the 50% ownership interest in the ITG Europe joint venture we did not already own, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) KTG Technologies Corporation ("KTG"), a direct access provider in Canada, (6) ITG Hong Kong Ltd. ("ITG Hong Kong"), our start-up brokerage operation in Hong Kong, (7) ITG Software, Inc., our intangible property management subsidiary in California, (8) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (9) Inference Group LLC, an asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the U.S., Canada, Australia, Europe and Asia.

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K for the year ended December 31, 2001 that we filed on March 27, 2002.

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

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately $4.7 million U.S. dollars). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million U.S. dollars is being amortized on a straight-line basis over its estimated useful life. This transaction was accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

Goodwill and Other Intangibles

        In accordance with SFAS No. 142, which became effective January 1, 2002, we discontinued the amortization of goodwill as goodwill will be assessed annually for impairment. There was no impairment of goodwill upon adoption of SFAS No. 142. Other intangibles with definite lives will continue to be amortized over their useful lives.

        For the quarter ended June 30, 2002, the impact of discontinuing goodwill amortization on net income was approximately $225,000 or less than $0.01 per share.

        During the six months ended June 30, 2002, no goodwill was acquired, impaired or written off. As of June 30, 2002, recorded goodwill in relation to our International Operations totaled $20.2 million.

        During the six months ended June 30, 2002, no other intangibles were acquired. As of June 30, 2002, other intangibles consisted of the software license acquired from KastenNet with a carrying value of $4.1 million. We recorded amortization expense in relation to other intangibles of approximately $220,000 for the six-month period ended June 30, 2002. Estimated amortization expense for existing other intangibles is approximately $1.4 million in total for the five-year period ending December 31, 2006.

Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased:

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Auction rate preferred stock	$37,350	$43,850	$—	$—
State and municipal obligations	19,700	11,200	—	—
Corporate stocks	6,604	3,871	4,905	4,787
Other	3,692	3,837	—	—

Total	$67,346	$62,758	$4,905	$4,787

Receivables From and Payables To Brokers, Dealers and Other

        The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Customers, net	$202,499	$15,897	$187,713	$2,713
Clearing brokers and other	12,414	5,538	10,098	5,180

Total	$214,913	$21,435	$197,811	$7,893

Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses:

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Trade payables and accrued expenses	$16,156	$23,966
Deferred compensation	18,336	18,406
Accrued compensation	13,672	1,315
Accrued soft dollar liabilities	10,457	11,108
Accrued rent expense	2,353	2,538

Total	$60,974	$57,333

Earnings Per Share

        Net earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding adjusted to reflect our three-for-two stock split in December 2001.

        The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands except per share amounts):

	2002	2001
Three Months Ended June 30
Net income for basic and diluted earnings per share	$20,801	$19,073

Shares of common stock and common stock equivalents:
Average shares used in basic computation	48,941	47,666
Effect of dilutive securities	656	739

Average shares used in diluted computation.	49,597	48,405

Earnings per share:
Basic	$0.43	$0.40

Diluted	$0.42	$0.39

Six Months Ended June 30
Net income for basic and diluted earnings per share	$42,969	$40,122

Shares of common stock and common stock equivalents:
Average shares used in basic computation	48,917	47,571
Effect of dilutive securities	742	741

Average shares used in diluted computation.	49,659	48,312

Earnings per share:
Basic	$0.88	$0.84

Diluted	$0.87	$0.83

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

        At June 30, 2002, ITG Inc. and AlterNet had net capital of $168.5 million and $3.2 million, respectively, of which $168.2 million and $3.1 million, respectively, was in excess of required net capital.

        In addition, ITG Canada, ITG Australia, ITG Europe and ITG Hong Kong had regulatory capital in excess of the minimum requirements applicable to each company of approximately $5.2 million, $0.9 million, $8.7 million and $0.2 million, respectively.

Segment Reporting

        Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended June 30
Total revenues
2002	$89,103	$10,295	$99,398
2001	89,769	5,082	94,851
Income (loss) before income tax expense
2002	38,054	(2,268)	35,786
2001	37,201	(3,242)	33,959
Six Months Ended June 30
Total revenues
2002	$179,790	$17,346	$197,136
2001	178,600	7,989	186,589
Income (loss) before income tax expense
2002	79,201	(5,631)	73,570
2001	72,695	(3,424)	69,271
Identifiable Assets
As of June 30, 2002	$360,324	$276,388	$636,712
As of December 31, 2001	337,039	81,439	418,478

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

        On May 9, 2002, Hoenig announced that a former employee of its London subsidiary, Hoenig & Company Limited ("Hoenig Limited"), had engaged in unauthorized equity securities trading while employed by Hoenig Limited, in violation of Hoenig Limited's policies and procedures. Hoenig advised ITG that Hoenig Limited incurred a loss of approximately $7.1 million from the unauthorized trading.

        On July 2, 2002, we announced that we had revised the terms of the proposed acquisition of Hoenig to adjust the cash consideration to approximately $105.0 million. Subject to certain closing conditions, including Hoenig shareholder approval and certain regulatory approvals, we anticipate that the transaction will be consummated by the end of the third quarter of 2002. Hoenig is expected to have approximately $40.0 million of excess cash and cash equivalents at the anticipated closing date and has no long-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company has two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides agency equity trading services and transaction research to institutional investors and brokers in the United States of America. The International Operations segment includes our agency brokerage businesses in Australia, Canada and Europe and our start-up brokerage operations in Hong Kong, as well as a research facility in Israel.

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

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched in POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client Site Direct Access revenue any order that is sent by our clients, through ITG's Client Site Direct Access systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. Other revenues include (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business, (c) fees for development and other services provided to our unconsolidated international affiliates prior to our acquisition of the remaining interest in ITG Europe in May 2001, (d) realized gains and losses in connection with our cash management and strategic investment activities, (e) subscription revenues from KTG following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase, and (f) income from positions taken by ITG Canada as customer facilitations which are a customary practice in the Canadian marketplace.

Expenses:

        Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net gain (loss) on long-term investments, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, less the portion of salaries that is capitalized as part of our software development activities. Transaction processing expenses consist of floor brokerage and clearing fees as well as connection fees for use of certain third party execution services. Software royalties are payments to Barra, Inc., our POSIT joint venture partner. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Net gain (loss) on long-term investments includes equity gain (loss) on our joint venture investment prior to our acquisition of the remaining interest in ITG Europe in May 2001. Other general and administrative expenses include amortization of capitalized software costs, amortization of other intangibles as well as legal, audit, tax, consulting and promotional expenses.

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FR 60"), encouraging companies to provide additional disclosure on those accounting policies considered critical. FR 60 defines an accounting policy as critical if it is most important to the portrayal of a company's financial condition and results, and requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. For a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies, in our annual report on Form 10-K for the year ended December 31, 2001.

Accounting for Business Combinations, Goodwill and Other Intangibles

        Determining the fair value of certain assets and liabilities acquired in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. For the initial valuation, we retained valuation experts to provide us with independent fair value determinations of goodwill and other intangibles. In addition, we perform valuations based on internally developed models. Specifically, a number of different methods are used in estimating the fair value of acquired intangibles as well as testing goodwill and other intangibles for impairment. Such methods include the income approach, the market approach and the replacement cost approach. Significant estimates and assumptions applied in these approaches include, but are not limited to, projection of future cash flows, discount rate, perpetual growth rate, and adjustments made to assess the characteristics and relative performance of similar assets.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill as goodwill will be assessed annually for impairment. As of January 1, 2002, there was no impairment of goodwill. Other intangibles with definite lives will continue to be amortized over their useful lives. As of June 30, 2002, goodwill and other intangibles, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $20.2 million and $4.1 million, respectively.

Capitalized Software

        Pursuant to the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we capitalize software development costs where technological feasibility of the product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, Accounting for Research and Development Costs.

        Costs that are capitalized relate to new customer products or significant innovations to an existing customer product. After technological feasibility has been established, we capitalize direct labor costs for specific tasks involving development and implementation activities. Such capitalized costs include an allocation of expenses incurred by our software development subsidiary including rent, depreciation, utilities, supplies and employee benefits. The capitalization process continues until the product is released to customers, at which point amortization begins.

        We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life of the related product, the life of which is 24 months or less. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. As of June 30, 2002, capitalized software, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $5.8 million.

Income Taxes

        SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

Results of Operations—Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,
	2002	2001
Revenues:
Commissions:
POSIT	41.9	49.9
Electronic Trading Desk	24.0	22.3
Client Site Direct Access	31.6	26.4
Other	2.5	1.4

Total revenues	100.0%	100.0%

Expenses:
Compensation and employee benefits	29.7	27.1
Transaction processing	11.7	13.6
Software royalties	5.4	6.3
Occupancy and equipment	6.9	5.4
Telecommunications and data processing services	4.1	3.5
Net loss on long-term investments	0.0	0.8
Other general and administrative	6.2	7.5

Total expenses	64.0	64.2

Income before income tax expense	36.0	35.8
Income tax expense	15.1	15.7

Net income	20.9	20.1

Earnings Per Share:

        Basic earnings per share for the three months ended June 30, 2002 ("Second Quarter 2002") increased $0.03, or 8%, from $0.40 for the three months ended June 30, 2001 ("Second Quarter 2001") to $0.43, while diluted earnings per share increased $0.03, or 8%, from $0.39 to $0.42.

Revenues:

        Consolidated revenues increased $4.5 million, or 5%, from $94.9 million to $99.4 million. Revenues from U.S. Operations decreased $0.7 million, or 1%, from $89.8 million to $89.1 million. Revenues from International Operations increased $5.2 million and more than doubled, from $5.1 million to $10.3 million.

        There were 64 trading days in the U.S. markets in Second Quarter 2002 compared to 63 trading days in Second Quarter 2001. Product Revenues per trading day from our U.S. Operations decreased by $37,000, or 3%, from $1,416,000 to $1,379,000 resulting from a 12% increase in total average daily trading volume, offset by a change in our revenue mix where (i) Client Site Direct Access revenues, which are priced at a lower rate per share than our other products, realized a 40% growth in share volume, (ii) Electronic Trading Desk revenues experienced a 15% growth in share volume, and (iii) POSIT revenues declined 14% in share volume. The total trading volume in the U.S. reached 6.5 billion shares (averaging 100.9 million per trading day) in Second Quarter 2002 as compared to 5.7 billion shares (averaging 90.3 million per trading day) for the same period a year earlier. U.S.

Product Revenues per average number of employees decreased $25,000, or 11%, from $220,000 to $195,000. We increased our U.S. headcount, principally in our research and development as well as our sales and trading departments.

        In Second Quarter 2002, International Product Revenues included $4.7 million from our European business, which was 50% owned prior to our May 2001 purchase of the remaining 50% ownership interest. Product Revenues from our Canadian operations doubled from $1.2 million to $2.4 million showing continued growth despite difficult market conditions. In Australia, we reported Product Revenues of $1.5 million in Second Quarter 2002 as compared to $1.3 million a year earlier, a $0.2 million or 15% increase.

        Consolidated POSIT revenues decreased $5.7 million, or 12%, reflecting lower U.S. share volume as well as a slight decrease in revenue capture per share partially offset by increased volumes from our European POSIT business. The number of shares crossed on the U.S. POSIT system decreased approximately 330 million, or 14%, from 2.35 billion in Second Quarter 2001 to 2.02 billion in Second Quarter 2002. In Europe, where our POSIT share volumes more than doubled in Second Quarter 2002 as compared to the same period a year earlier, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. ITG Europe contributed $3.8 million to consolidated POSIT revenues in Second Quarter 2002. Consolidated POSIT revenues per trading day decreased by $101,000, or 14%, from $751,000 in Second Quarter 2001 to $650,000 in Second Quarter 2002. The average number of shares crossed on the U.S. POSIT system per trading day decreased 5.7 million, or 15%, from 37.3 million in Second Quarter 2001 to 31.6 million in Second Quarter 2002.

        Electronic Trading Desk revenues increased $2.8 million, or 13%, primarily due to a $2.0 million additional contribution from our International Operations, including $1.2 million from our Canadian business, as well as a 15% increase in U.S. share volume, partially offset by a change in business mix. Electronic Trading Desk revenues per trading day increased by $38,000, or 11%, from $335,000 in Second Quarter 2001 to $373,000 in Second Quarter 2002.

        Client Site Direct Access revenues increased $6.4 million, or 26%, as a result of a 40% increase in U.S. share volume partially offset by a business mix reflecting comparatively stronger growth in lower priced routing only services, where we do not incur transaction processing costs. Client Site Direct Access revenues per trading day increased by $94,000, or 24%, from $397,000 in Second Quarter 2001 to $491,000 in Second Quarter 2002.

        Other revenues increased $1.1 million, or 78%, from $1.4 million to $2.5 million primarily due to (i) the inclusion of revenues from KTG of $0.8 million (following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase) and (ii) an increase in interest and investment income as a result of higher average invested balances, partially offset by a decrease in average interest rates. In Second Quarter 2001, we also recognized a $1.3 million loss in relation to the partial writedown of our venture capital investment in Angel Investors II, L.P., which was mostly offset by a $1.2 million gain on the sale of our investment in Advanced Investment Technology, Inc, an asset management company.

Expenses:

        The table below sets forth certain items in the statements of income and their variance over the periods indicated:

	Three Months Ended June 30,
				% change
	2002	2001	Change
	(Dollars in thousands)
Compensation and employee benefits	$29,474	$25,710	$3,764	14.6
Transaction processing	11,664	12,920	(1,256)	(9.7)
Software royalties	5,387	6,011	(624)	(10.4)
Occupancy and equipment	6,851	5,141	1,710	33.3
Telecommunications and data processing services	4,040	3,356	684	20.4
Net loss on long-term investments	—	719	(719)	(100.0)
Other general and administrative	6,196	7,035	(839)	(11.9)
Income tax expense	14,985	14,886	99	0.7

        Compensation and employee benefits:    Salaries, bonuses and related employee benefits increased primarily due to the growth in our employee base of 88 employees, or 16%, from 547 as of June 30, 2001 to 635 as of June 30, 2002. A total of 17 employees, or 19% of the increase related to the addition of employees arising from the KastenNet acquisition and the start-up of our operation in Hong Kong. The remaining increase of 71 employees, or 81%, primarily related to new staff in technology, product development, sales and trading and production infrastructure. Average compensation and employee benefits per (average) headcount decreased $2,800, or 6%, from $50,000 in Second Quarter 2001 to $47,200 in Second Quarter 2002.

        Transaction processing:    Transaction processing as a percentage of revenues decreased from 13.6% in Second Quarter 2001 to 11.7% of revenues in Second Quarter 2002. Second Quarter 2002 includes $1.0 million of transaction processing costs incurred by ITG Europe, an operation that we started consolidating in May 2001, as compared to $0.3 million a year earlier. U.S. transaction costs as a percentage of total U.S. revenues decreased from 13.4% in Second Quarter 2001 to 10.9% in Second Quarter 2002. Despite our share volume growth, U.S. clearing and execution costs declined primarily from rate reductions negotiated with our clearing vendor as well as significantly lower ECN costs. In the U.S., ECN costs decreased $1.2 million, or 34%, from $3.5 million in Second Quarter 2001 to $2.3 million in Second Quarter 2002 reflecting (i) a 44% increase in ECN volume that was more than offset by (ii) a 54% decline in ECN cost rate per share chiefly associated with our use of lower unit cost ECN providers as well as overall rate reductions by most ECN providers.

        Software royalties:    Because software royalties are contractually fixed as a percentage of POSIT revenues, the decrease is entirely attributable to a decrease in POSIT revenues.

        Occupancy and equipment:    Depreciation and amortization of furniture, fixtures and equipment, and office rent were the main contributors to the $1.7 million increase in occupancy and equipment costs in Second Quarter 2002 compared to Second Quarter 2001. International Operations accounted for $0.6 million, or 35% of the increase, due to the consolidation of ITG Europe over the entire quarter in the current period, as well as the inclusion of related expenses incurred by both KTG in Canada and our start-up operation in Hong Kong. The U.S. Operations represented the remainder of the increase, or $1.1 million, primarily as a result of (i) incremental depreciation and amortization related to upgrades of infrastructure, and (ii) loss of sublease income on certain facilities in New York and in California due to the expiration of short-term subleases, and (iii) additional space requirements due to U.S. headcount growth and office space for contingency purposes.

        Telecommunications and data processing services:    Telecommunications and data processing services as a percentage of revenues increased from 3.5% in Second Quarter 2001 to 4.1% in Second Quarter 2002 principally due to ITG Europe, an operation that we started consolidating in May 2001, as well as the inclusion of costs incurred by KTG in Canada and our start-up operation in Hong Kong. U.S. telecommunication costs remained unchanged representing 3.1% of revenues.

        Net loss on long-term investments:    In Second Quarter 2001, we recognized a $0.7 million loss corresponding to our share of ITG Europe's operating results for the month of April. There was no such amount reported in Second Quarter 2002 as we started consolidating ITG Europe in May 2001.

        Other general and administrative:    The $0.8 million decrease in other general and administrative expenses primarily reflects cost control measures in the current uncertain market environment as well as lower software amortization costs due to timing of new product releases.

Income Tax Expense

        The decrease in the effective tax rate from 43.8% in Second Quarter 2001 to 41.9% in Second Quarter 2002 was primarily due to a decrease in foreign losses where we have not taken a tax benefit and a reduction in state and local income taxes.

Results of Operations—Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Six Months Ended June 30,
	2002	2001
Revenues:
Commissions:
POSIT	44.7	48.5
Electronic Trading Desk	23.8	22.6
Client Site Direct Access	29.1	25.9
Other	2.4	3.0

Total revenues	100.0%	100.0%

Expenses:
Compensation and employee benefits	28.2	26.6
Transaction processing	12.0	13.9
Software royalties	5.7	6.2
Occupancy and equipment	6.7	5.3
Telecommunications and data processing services	4.2	3.8
Net gain on long-term investments	0.0	(0.2)
Other general and administrative	5.9	7.3

Total expenses	62.7	62.9

Income before income tax expense	37.3	37.1
Income tax expense	15.5	15.6

Net income	21.8	21.5

Earnings Per Share:

        Basic earnings per share for the six months ended June 30, 2002 ("First Half 2002") increased $0.04, or 5%, from $0.84 for the six months ended June 30, 2001 ("First Half 2001") to $0.88, while diluted earnings per share increased $0.04, or 5%, from $0.83 to $0.87. In 2001, these results included the effect of a gain, which approximated $0.04 per diluted share, relating to the sale of 100,000 shares of stock that ITG Europe held in the London Stock Exchange ("LSE"). Excluding this non-recurring gain, diluted earnings per share increased $0.08, or 10%.

Revenues:

        Consolidated revenues increased $10.5 million, or 6%, from $186.6 million to $197.1 million. Revenues from U.S. Operations increased $1.2 million, or 1%, from $178.6 million to $179.8 million. Revenues from International Operations increased $9.3 million, or 116%, from $8.0 million to $17.3 million.

        There were 124 trading days in the U.S. markets in First Half 2002 compared to 125 trading days in First Half 2001. Product Revenues per trading day from our U.S. Operations increased by $39,000, or 3%, from $1,398,000 to $1,437,000 resulting from a 15% increase in average daily trading volume. This increase was partially offset by (i) a change in our revenue mix where Client Site Direct Access revenues, which are priced at a lower rate per share than our other products, realized the strongest growth in share volume, and (ii) lower POSIT revenues. The total trading volume in the U.S. reached

12.4 billion shares (averaging 100.3 million per trading day) in First Half 2002 as compared to 10.9 billion shares (averaging 87.1 million per trading day) for the same period a year earlier. U.S. Product Revenues per average number of employees decreased $48,000, or 11%, from $447,000 to $399,000. The increase in U.S. headcount outpaced the increase in domestic revenues as we continued to increase staff in research and development to achieve our technology goals and in sales and trading to support our revenue targets.

        In First Half 2002, International Product Revenues included $7.7 million from our European business, which was 50% owned prior to our May 2001 purchase of the remaining 50% ownership interest. Product Revenues from our Canadian operations increased by $2.5 million, or 139%, from $1.8 million to $4.3 million showing continued growth despite weak market conditions. In Australia, we reported Product Revenues of $2.4 million in First Half 2002 as compared to $2.5 million a year earlier, a $0.1 million or 4% decrease, reflecting particularly weak market conditions in the first three months of 2002.

        Consolidated POSIT revenues decreased $2.3 million, or 3%, reflecting lower U.S. share volume as well as a slight decrease in revenue capture per share partially offset by increased volumes from our European POSIT business. The number of shares crossed on the U.S. POSIT system decreased approximately 283 million, or 6%, from 4.61 billion in First Half 2001 to 4.33 billion in First Half 2002. In Europe, where our POSIT share volumes more than tripled in First Half 2002 as compared to the same period a year earlier when we started consolidating in May 2001, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. ITG Europe contributed $6.2 million to consolidated POSIT revenues in First Half 2002 as compared to $1.3 million in First Half 2001. Consolidated POSIT revenues on a per trading day basis decreased by $13,000, or 2%, from $724,000 in First Half 2001 to $711,000 in First Half 2002. The average number of shares crossed on the U.S. POSIT system per trading day decreased 2.0 million, or 5%, from 36.9 million in First Half 2001 to 34.9 million in First Half 2002.

        Electronic Trading Desk revenues increased $4.8 million, or 11%. Our International Operations fueled the growth in Electronic Trading Desk revenues contributing $3.7 million of the total increase. Specifically our Canadian Electronic Trading Desk business grew by $2.4 million and our European Electronic Trading Desk business, which was 50% owned prior to our May 2001 purchase of the remaining 50% ownership interest, grew by $1.0 million. Our U.S. Electronic Trading Desk revenues increased $1.1 million as U.S. share volume increased 13% but was partially offset by a change in business mix from active to electronic trading. Electronic Trading Desk revenues per trading day increased by $41,000, or 12%, from $337,000 in First Half 2001 to $378,000 in First Half 2002.

        Client Site Direct Access revenues increased $9.2 million, or 19%, as a result of a 36% increase in U.S. share volume partially offset by a business mix reflecting comparatively stronger growth in lower priced routing only services, where we do not incur transaction processing costs. Client Site Direct Access revenues per trading day increased by $77,000, or 20%, from $386,000 in First Half 2001 to $463,000 in First Half 2002.

        Other revenues decreased $1.1 million, or 19%, from $5.7 million to $4.6 million. Interest and investment income from our U.S. Operations decreased $2.5 million between First Half 2001 and the current period as a result of a decrease in average interest rates, partially offset by higher average invested balances. In addition, First Half 2001 included $0.8 million in development and service fee income from the European joint venture prior to its consolidation in May 2001 while First Half 2002 included subscription revenues from KTG of $1.4 million (following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase). In First Half 2001, we also recognized a $1.3 million loss in relation to the partial writedown of our venture capital investment in Angel Investors II, L.P., which was partially offset by a $1.2 million gain on the sale of our investment in Advanced Investment Technology, Inc., an asset management company.

Expenses:

        The table below sets forth certain items in the statements of income and their variance over the periods indicated:

	Six Months Ended June 30,
				% change
	2002	2001	Change
	(Dollars in thousands)
Compensation and employee benefits	$55,635	$49,543	$6,092	12.3
Transaction processing	23,572	25,876	(2,304)	(8.9)
Software royalties	11,308	11,629	(321)	(2.8)
Occupancy and equipment	13,132	9,821	3,311	33.7
Telecommunications and data processing services	8,286	7,131	1,155	16.2
Net gain on long-term investments	—	(309)	309	(100.0)
Other general and administrative	11,633	13,627	(1,994)	(14.6)
Income tax expense	30,601	29,149	1,452	5.0

        Compensation and employee benefits:    Salaries, bonuses and related employee benefits increased primarily due to the growth in our employee base of 88 employees, or 16%, from 547 as of June 30, 2001 to 635 as of June 30, 2002. A total of 17 employees, or 19% of the increase related to the addition of employees arising from the KastenNet acquisition and the start-up of our operation in Hong Kong. The remaining increase of 71 employees, or 81%, primarily related to new staff in technology, product development, sales and trading and production infrastructure. Average compensation and employee benefits per (average) headcount decreased $9,000, or 9%, from $100,000 in First Half 2001 to $91,000 in First Half 2002.

        Transaction processing:    Transaction processing as a percentage of revenues decreased from 13.9% in First Half 2001 to 12.0% of revenues in First Half 2002. First Half 2002 includes $1.8 million of transaction processing costs incurred by ITG Europe, an operation that we started consolidating in May 2001. U.S. transaction costs as a percentage of total U.S. revenues decreased from 13.7% in First Half 2001 to 11.2% in First Half 2002. Despite our share volume growth, U.S. clearing and execution costs declined primarily from rate reductions negotiated with our clearing vendor (effective August 2001) as well as significantly lower ECN costs. In the U.S., ECN costs decreased $0.7 million, or 10%, from $7.1 million in First Half 2001 to $6.4 million in First Half 2002 reflecting a 42% decline in ECN cost rate per share chiefly associated with our use of lower unit cost ECN providers as well as overall rate reductions by most ECN providers. These decreases were offset by higher ECN volume, which increased 56% compared to First Half 2001.

        Software royalties:    Because software royalties are contractually fixed as a percentage of POSIT revenues, the decrease is entirely attributable to a decrease in POSIT revenues.

        Occupancy and equipment:    Depreciation and amortization of furniture, fixtures and equipment, and office rent were the main contributors to the $3.3 million increase in First Half 2002 compared to First Half 2001. International Operations accounted for $1.4 million, or 42% of the increase, due to the consolidation of ITG Europe over the entire current period, as well as the inclusion of related expenses incurred by both KTG in Canada and our start-up operation in Hong Kong. The U.S. Operations represented the remainder of the increase, or $1.9 million, primarily as a result of (i) incremental depreciation and amortization related to upgrades of infrastructure, (ii) loss of sublease income on certain facilities in New York and in California due to the expiration of short-term subleases, and (iii) additional space requirements due to U.S. headcount growth and office space for contingency purposes.

        Telecommunications and data processing services:    Telecommunications and data processing services increased $1.2 million, or 16%, from $7.1 million in First Half 2001 to $8.3 million in First Half 2002. This increase largely resulted from the expansion of our customer base and an increase in trading volumes from our International Operations, which in turn increased our quote and connection services. Costs related to U.S. Operations remained relatively unchanged from First Half 2001 to First Half 2002.

        Net gain on long-term investments:    In First Half 2001, we recognized a gain of $1.9 million through our ITG Europe joint venture relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE which were received at the time of the LSE demutualization in the year 2000. The reported gain on long-term investments of $0.3 million was net of our $1.6 million share of ITG Europe's operating loss prior to consolidation in May 2001. There were no such amounts reported in First Half 2002.

        Other general and administrative:    The $2.0 million decrease in other general and administrative expenses primarily reflects (i) a $0.7 million reversal of bad debt provisions, principally related to the events of September 11th, 2001, as the related accounts have been fully collected, (ii) a $1.0 million decrease in amortization of capitalized software costs due to timing of new product launches, as well as (iii) cost control measures in the current uncertain market environment.

Income Tax Expense

        The decrease in the effective tax rate from 42.1% in First Half 2001 to 41.6% in First Half 2002 was primarily due to a decrease in the U.S. effective tax rate, offset by an increase in net losses from our International Operations where no tax benefit has been applied.

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

        We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, state and municipal obligations, auction rate preferred stock and common stock. At June 30, 2002, our cash, cash equivalents and securities owned at fair value amounted to $321.0 million and net receivables from brokers, dealers and other, of $208.5 million were due within 30 days.

        We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of June 30, 2002, we had investments in limited partnerships investing in marketable securities and a venture capital fund amounting to $25.5 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

        Cash flows from operating activities reached $40.6 million in First Half 2002, a $9.2 million decrease compared to First Half 2001. The decrease is primarily attributable to our September 15, 2001 estimated Federal income tax payment, which was not paid until January 2002 in accordance with the tax relief provided by the U.S. government to counties affected by the events of September 11th, 2001. Net cash used in investing activities was $9.0 million in First Half 2002, a $21.3 million reduction in our use of cash from the same period a year earlier, primarily as a result of (i) our May 2001 acquisition of the 50% of ITG Europe we did not already own for $13.1 million, net of the cash amount on ITG

Europe's balance sheet at the acquisition date, and (ii) our second quarter 2001 investment in limited partnerships for $11.0 million. Net cash used in financing activities was $15.8 million in First Half 2002, an additional $20.8 million use of cash compared to First Half 2001, primarily reflecting (i) purchases of our common stock for $31.4 million as part of our share repurchase program, offset by (ii) the $15.6 million stock option exercises by employees in First Half 2002 as compared to $5.0 million in First Half 2001.

        As of June 30, 2002, we were authorized to repurchase up to approximately 1.2 million shares of common stock pursuant to our share repurchase program. According to the provisions of the share repurchase program, we are authorized to purchase shares of our common stock in the open market or in negotiated transactions, depending on market conditions. The purchases are funded from our available cash resources. The share repurchase program may be suspended at any time.

        On February 28, 2002, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Hoenig Group Inc. ("Hoenig"). On July 2, 2002, we revised the terms of the proposed acquisition of Hoenig to adjust the cash consideration to approximately $105.0 million. Subject to certain closing conditions, including Hoenig shareholder approval and certain regulatory approvals, we anticipate that the transaction will be consummated by September 30, 2002. Hoenig is expected to have approximately $40.0 million of excess cash and cash equivalents at the anticipated closing date and has no long-term debt. See Proposed Acquisition of Hoenig Group Inc. in the Notes to the Condensed Consolidated Financial Statements (unaudited).

        As of June 30, 2002, the Company's other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases.

        Historically, all regulatory capital needs of our broker-dealer subsidiaries have been provided by cash from operations. We believe that cash flows from operations will provide our broker-dealer subsidiaries with sufficient regulatory capital. As of June 30, 2002, ITG Inc. and AlterNet had net excess regulatory capital of $168.2 million and $3.1 million, respectively. In addition, ITG Canada, ITG Australia, ITG Europe and ITG Hong Kong had regulatory capital in excess of the minimum requirements applicable to each company as of June 30, 2002 of approximately $5.2 million, $0.9 million, $8.7 million and $0.2 million, respectively. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

PART II.—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)
EXHIBITS

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

3.2
By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

99.1
Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

99.2
Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

(B)
REPORTS ON FORM 8-K

        We filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC. (Registrant)
Date: August 14, 2002	By:	/s/ HOWARD C. NAPHTALI Howard C. Naphtali Chief Financial Officer and Duly Authorized Signatory of Registrant