Form 10-Q
period 2002-09-27
INVESTMENT TECHNOLOGY GROUP INC
filed 2002-11-12
CIK 920424

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2002

Commission file number: 0-23644

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-2848406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
380 Madison Avenue, New York, New York	(212) 588-4000
(Address of Principal Executive Offices)	(Registrant's Telephone Number, Including Area Code)
10017
(Zip Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

        As of November 5, 2002, the Registrant had 47,922,245 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I.—Financial Information

  QuantEX and ITG are registered trademarks of the Investment Technology Group, Inc. companies.
  POSIT is a registered service mark of the POSIT Joint Venture.
  SmartServer, SPI, SPI SmartServer, VWAP SmartServer, ITG ACE, TCA, ITG WebAccess, ITG/Opt, ITG PRIME, ResRisk, Hoenig and AlterNet are trademarks of the Investment Technology Group, Inc. companies.

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

PART I.—FINANCIAL INFORMATION

Item 1.    Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	September 27, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$194,718	$236,607
Securities owned, at fair value	74,309	62,758
Receivables from brokers, dealers and other, net	316,028	21,435
Investments in limited partnerships	25,612	25,607
Premises and equipment	28,455	28,083
Capitalized software	6,576	4,097
Goodwill and other intangibles	82,791	24,392
Deferred taxes	9,892	9,959
Other assets	15,587	5,540

Total assets	$753,968	$418,478

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$92,391	$57,333
Payables to brokers, dealers and other	287,552	7,893
Software royalties payable	4,769	6,435
Securities sold, not yet purchased, at fair value	72	4,787
Income taxes payable	11,157	24,086

Total liabilities	395,941	100,534

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,220,201 and 51,184,489 at September 27, 2002 and December 31, 2001, respectively	512	512
Additional paid-in capital	155,865	146,131
Retained earnings	279,959	218,215
Common stock held in treasury, at cost; shares: 3,143,526 and 2,543,312 at September 27, 2002 and December 31, 2001, respectively	(78,816)	(45,939)
Accumulated other comprehensive income (loss):
Currency translation adjustment	507	(975)

Total stockholders' equity	358,027	317,944

Total liabilities and stockholders' equity	$753,968	$418,478

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 30, 2001	September 27, 2002	September 30, 2001
Revenues:
Commissions:
POSIT	$35,334	$46,833	$123,520	$137,357
Electronic Trading Desk	29,499	22,184	76,415	64,284
Client Site Trading Products	29,630	21,220	87,052	69,470
Other	2,411	568	7,023	6,283

Total revenues	96,874	90,805	294,010	277,394

Expenses:
Compensation and employee benefits	28,770	26,980	84,405	76,523
Transaction processing	13,160	11,904	36,732	37,780
Software royalties	4,563	5,868	15,871	17,497
Occupancy and equipment	7,311	5,836	20,443	15,657
Telecommunications and data processing services	4,279	3,958	12,565	11,089
Net gain on long-term investments	—	—	—	(309)
Other general and administrative	5,794	7,884	17,427	21,511

Total expenses	63,877	62,430	187,443	179,748

Income before income tax expense	32,997	28,375	106,567	97,646
Income tax expense	14,222	12,427	44,823	41,576

Net income	$18,775	$15,948	$61,744	$56,070

Earnings per share(1):
Basic	$0.39	$0.33	$1.27	$1.18

Diluted	$0.39	$0.33	$1.25	$1.16

Basic weighted average number of common shares outstanding	48,247	47,921	48,692	47,689

Diluted weighted average number of common shares outstanding	48,581	48,635	49,347	48,426

(1)
Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
Nine Months Ended September 27, 2002
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2002	$—	$512	$146,131	$218,215	$(45,939)	$(975)	$317,944
Issuance of common stock in connection with the employee stock option plan (696,626 shares) and the employee stock unit award plan (78,060 shares)	—	—	7,240	—	15,023	—	22,263
Issuance of common stock in connection with the employee stock purchase plan (35,712 shares)	—	—	1,188	—	—	—	1,188
Purchase of common stock for treasury (1,374,900 shares)	—	—	—	—	(47,900)	—	(47,900)
Rollover of Hoenig Group Inc. stock options	—	—	1,306	—	—	—	1,306
Comprehensive income:
Net income	—	—	—	61,744	—	—	61,744
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	1,482	1,482

Comprehensive income							63,226

Balance at September 27, 2002	$—	$512	$155,865	$279,959	$(78,816)	$507	$358,027

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 27, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$61,744	$56,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,139	12,069
Tax benefit from employee stock options	6,029	3,793
Deferred income tax benefit	(127)	(1,707)
Provision for doubtful accounts	(403)	1,193
Stock-based compensation	613	546
Gain on sale of investments, including available-for-sale securities	—	(1,157)
Undistributed gain of affiliates	—	(309)
Write-down of investment in limited partnership	—	1,285
Changes in operating assets and liabilities:
Securities owned, at fair value	2,950	(13,189)
Receivables from brokers, dealers and other, net	(233,010)	(8,683)
Accounts payable and accrued expenses	6,256	17,057
Payables to brokers, dealers and other	228,318	6,407
Securities sold, not yet purchased, at fair value	(4,715)	(2,394)
Income taxes payable	(10,945)	11,652
Other, net	(1,826)	11,675

Net cash provided by operating activities	67,023	94,308

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired	(66,314)	(17,793)
Capital purchases	(9,381)	(7,649)
Capitalization of software development costs	(4,071)	(3,062)
Purchase of investments in limited partnerships	—	(11,000)
Proceeds from sale of investments, including available-for-sale securities	—	1,295

Net cash used in investing activities	(79,766)	(38,209)

Cash flows from financing activities:
Common stock issued	17,422	9,129
Common stock repurchased	(47,900)	—

Net cash (used in) provided by financing activities	(30,478)	9,129

Effect of foreign currency translation on cash and cash equivalents	1,332	(666)
Net (decrease) increase in cash and cash equivalents	(41,889)	64,562
Cash and cash equivalents—beginning of period	236,607	135,533

Cash and cash equivalents—end of period	$194,718	$200,095

Supplemental cash flow information:
Interest paid	$1,185	$2,479

Income taxes paid	$49,209	$27,866

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

Organization and Basis of Presentation

        The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG" or the "Company"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2) Hoenig Group Inc. (since the date of the acquisition on September 3, 2002) and its operating affiliates, Hoenig & Co., Inc. and Hoenig (Far East) Limited (collectively, "Hoenig"), primarily agency soft dollar broker-dealers in equity securities, (3) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the 50% ownership interest in the ITG Europe joint venture we did not already own, (4) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (5) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (6) KTG Technologies Corporation ("KTG"), a direct access provider in Canada, (7) ITG Hong Kong Ltd. ("ITG Hong Kong"), our start-up brokerage operation in Hong Kong, (8) ITG Software, Inc., our intangible property management subsidiary in California, (9) ITG Software Solutions, Inc., our software development and maintenance subsidiary in California and (10) Inference Group LLC, an asset management subsidiary. We provide equity trading services and transaction research to institutional investors and brokers in the U.S., Canada, Australia, Europe and Asia.

        We are a financial technology firm that provides electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, access liquidity in multiple markets and achieve low-cost trade execution. Our clients are major institutional investors and broker-dealers. Our products include: POSIT, an electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; ITG ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/Opt, a computer-based equity portfolio selection system; ITG WebAccess, a browser-based order routing tool; and ITG PRIME, a web-based portfolio risk analysis and management platform. In addition, we provide research, development, sales and consulting services to clients. Through Hoenig, we provide trade execution, independent research and other services to alternative investment funds and money managers in the U.S., Europe and Asia.

        The quarterly financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results. Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

        The preparation of the financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

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

KTG

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately $4.7 million U.S. dollars). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million U.S. dollars is being amortized on a straight-line basis over its estimated useful life. This transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

Hoenig

        On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which provides trade execution, independent research and other services to alternative investment funds and money managers globally.

        Under the terms of the amendment to the merger agreement dated July 2, 2002, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. This $2.4 million cash deposit balance is classified in other assets and a corresponding liability is recorded as accounts payable and accrued expenses in our consolidated statement of financial condition as of September 27, 2002.

        Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures.

        In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig's net assets as of September 3, 2002. At that date, the market value of two New York Stock Exchange ("NYSE") memberships owned by Hoenig was $5.0 million. Hoenig's carrying value for the NYSE memberships was $0.8 million. This resulted in a $4.2 million allocation of the purchase consideration to such memberships. In addition, approximately $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years from the date of acquisition. Also, a $3.7 million allowance has been provided in relation to certain deferred tax assets as it appears more likely than not that these assets will not be realized. In addition, we recorded liabilities totaling approximately $3.2 million principally in relation to (i) the severance provided to the former Hoenig

Chief Executive Officer and certain other employees of Hoenig, and (ii) lease and contract termination costs in relation to the closure of Hoenig offices in London and Hong Kong as local personnel moved into ITG offices following the acquisition. All other assets acquired and liabilities assumed had fair values substantially equal to their historic book values. The remaining purchase consideration, or $57.4 million, was recorded as goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

        The following is a summary of the allocation of the purchase price in the Hoenig acquisition (dollars in thousands):

Purchase price	$105,012
Acquisition costs	2,795

Total purchase price	$107,807

Historical net assets acquired	$53,435
Write-up of exchange seats and trading rights	4,200
Write-up of "Hoenig" trade name	486
Write-down of deferred tax assets	(3,659)
Liabilities for restructuring and integration costs incurred	(3,236)
Other, net	(848)
Goodwill	57,429

Total purchase price	$107,807

        This purchase business combination was recorded using management's estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management's final evaluation; therefore, the information above is subject to change pending the final allocation of purchase price.

        The following represents the summary unaudited pro forma condensed combined results of operations for the nine-month periods ended September 27, 2002 and September 30, 2001 as if the Hoenig acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

	Nine Months Ended
	Sept. 27 2002	Sept. 30 2001
Total revenues	$324,774	$311,552
Net income	54,900	53,063
Basic earnings per share	1.13	1.11
Diluted earnings per share	1.11	1.10

        The pro forma results are not necessarily indicative of what would have occurred if the Hoenig acquisition had been in effect for the periods presented, nor are they indicative of the results that will occur in the future.

        The historical results of operations of Hoenig include the following gains and losses:

  •
  During the nine-month period ended September 27, 2002, Hoenig recorded a charge of approximately $7.9 million (inclusive of legal costs) before taxes ($6.9 million after taxes) representing the loss incurred as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures. This loss was announced by Hoenig Group Inc. on May 9, 2002;

  •
  During the nine-month period ended September 30, 2001, Hoenig incurred a one-time impairment charge of approximately $9.3 million before taxes ($5.5 million after taxes) representing the entire write-off (including certain acquisition costs and accrued interest on convertible notes) of its investment in InstiPro Group, a business-to-business on-line brokerage firm, in which Hoenig had invested $7.5 million in 2000;

  •
  During the nine-month period ended September 30, 2001, Hoenig recognized a pre-tax gain of $1.3 million ($1.0 million after taxes) relating to the sale of shares of stock that they held in the London and Hong Kong stock exchanges. These shares were received in 2000 at the time of the demutualization of these exchanges.

        Excluding the above one-time gains and losses, the unaudited pro forma combined diluted earnings per share would have been $1.25 and $1.19 for the nine months ended September 27, 2002 and September 30, 2001, respectively.

Goodwill and Other Intangibles

        The following is a summary of goodwill and other intangibles:

	Goodwill		Other Intangibles, Net
	September 27, 2002	December 31, 2001	September 27, 2002	December 31, 2001
	(Dollars in thousands)
U.S. Operations	$55,606	$—	$472	$—
International Operations	22,037	20,261	4,676	4,131

Total	$77,643	$20,261	$5,148	$4,131

        In accordance with SFAS No. 142, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. There was no impairment of goodwill upon adoption of SFAS No. 142. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

        For the quarter ended September 27, 2002, the impact of discontinuing goodwill amortization on net income for acquisitions prior to June 30, 2001 was approximately $225,000 or less than $0.01 per share.

        On September 3, 2002, we recorded approximately $57.4 million of goodwill in relation to the completion of the Hoenig acquisition. See "Acquisitions". As of September 27, 2002, goodwill also included an aggregate of $20.2 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the nine months ended September 27, 2002, no goodwill was deemed impaired and, accordingly, no write-off was required.

        During the nine months ended September 27, 2002, we acquired $1.2 million of other intangibles corresponding to the Hoenig trade name ($0.5 million) and certain trading rights in Hong Kong ($0.7 million). As of September 27, 2002, other intangibles also included the software license acquired from KastenNet with a carrying value of $3.9 million.

        We recorded amortization expense in relation to other intangibles of approximately $0.3 million for the nine-month period ended September 27, 2002. Estimated amortization expense for existing other intangibles is approximately $2.3 million in total for the five-year period ending December 31, 2006.

Securities Owned and Securities Sold, Not Yet Purchased

        The following is a summary of securities owned and securities sold, not yet purchased:

	Securities Owned		Securities Sold, Not Yet Purchased
	September 27, 2002	December 31, 2001	September 27, 2002	December 31, 2001
	(Dollars in thousands)
Auction rate preferred stock	$41,175	$43,850	$—	$—
State and municipal obligations	16,050	11,200	—	—
U.S. treasury securities	13,040	—	—	—
Corporate stocks	248	3,871	72	4,787
Equity and other	3,796	3,837	—	—

Total	$74,309	$62,758	$72	$4,787

Receivables From and Payables To Brokers, Dealers and Other

        The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
	September 27, 2002	December 31, 2001	September 27, 2002	December 31, 2001
	(Dollars in thousands)
Customers, net	$275,245	$15,897	$247,695	$2,713
Clearing brokers and other	40,783	5,538	39,857	5,180

Total	$316,028	$21,435	$287,552	$7,893

Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses:

	September 27, 2002	December 31, 2001
	(Dollars in thousands)
Trade payables and accrued expenses	$27,716	$23,966
Accrued soft dollar liabilities	21,922	11,108
Accrued compensation	21,259	1,315
Deferred compensation	19,144	18,406
Accrued rent expense	2,350	2,538

Total	$92,391	$57,333

Earnings Per Share

        Net earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding adjusted to reflect our three-for-two stock split in December 2001.

        The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands except per share amounts):

	Sept. 27, 2002	Sept. 30 2001
Three Months
Net income for basic and diluted earnings per share	$18,775	$15,948

Shares of common stock and common stock equivalents:
Average shares used in basic computation	48,247	47,921
Effect of dilutive securities	334	714

Average shares used in diluted computation.	48,581	48,635

Earnings per share(1):
Basic	$0.39	$0.33

Diluted	$0.39	$0.33

Nine Months
Net income for basic and diluted earnings per share	$61,744	$56,070

Shares of common stock and common stock equivalents:
Average shares used in basic computation	48,692	47,689
Effect of dilutive securities	655	737

Average shares used in diluted computation.	49,347	48,426

Earnings per share(1):
Basic	$1.27	$1.18

Diluted	$1.25	$1.16

(1)
Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

Net Capital Requirement

        ITG Inc., AlterNet and Hoenig & Co., Inc. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and Hoenig & Co., Inc. have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital, as defined, equal to the greater of $100,000 for AlterNet and $250,000 for Hoenig & Co., Inc., or 6 2/3% of aggregate indebtedness.

        At September 27, 2002, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $87.4 million, $3.4 million and $6.8 million, respectively, of which $87.1 million, $3.3 million and $5.5 million, respectively, was in excess of required net capital.

        In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business of approximately $6.8 million, $2.3 million, $14.1 million and $4.2 million, respectively.

Segment Reporting

        Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, as well as a research facility in Israel. The services provided in each segment are deemed to have similar economic characteristics.

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months
Total revenues
September 27, 2002	$86,052	$10,822	$96,874
September 30, 2001	81,488	9,317	90,805
Income (loss) before income tax expense
September 27, 2002	34,840	(1,843)	32,997
September 30, 2001	29,205	(830)	28,375
Nine Months
Total revenues
September 27, 2002	$265,842	$28,168	$294,010
September 30, 2001	260,088	17,306	277,394
Income (loss) before income tax expense
September 27, 2002	114,041	(7,474)	106,567
September 30, 2001	101,899	(4,253)	97,646
Identifiable Assets
As of September 27, 2002	$367,731	$386,237	$753,968
As of December 31, 2001	337,039	81,439	418,478

Subsequent Event

        On November 1, 2002, Inference Group LLC was reorganized. In connection with this reorganization, we sold 81% of Inference Group LLC to the current Inference Group management team and retained a 19% minority ownership interest. This transaction will not have a material effect on our consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company has two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the United States of America. The International Operations segment includes our agency brokerage businesses in Australia, Canada, Europe and Hong Kong, as well as a research facility in Israel.

Revenues

        We generate substantially all of our revenues from the following three products and services ("Product Revenues"):

  •
  POSIT: a confidential electronic stock crossing system;

  •
  Electronic Trading Desk: an agency-only trading desk;

  •
  Client Site Trading Products;

  •
  QuantEX: a Unix-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations;

  •
  ITG Platform: a PC-based front-end software system providing market analysis, trade management and electronic connectivity to POSIT and multiple trade execution destinations.

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong. We record as POSIT revenue any order that is executed on the POSIT system regardless of the manner in which the order was submitted to POSIT. ITG collects a commission from each side of a trade matched in POSIT. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT. We record as Client Site Trading Products revenue any order that is sent by our clients, through ITG's Client Site Trading Products systems but without assistance from the Electronic Trading Desk, to any third party trade execution destination. We also record within our three products and services, commissions earned in connection with providing independent research, a practice commonly referred to as soft dollars. Soft dollars are reported net of the corresponding costs of independent research and other services. Other revenues include (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business, (c) fees for development and other services provided to our unconsolidated international affiliates prior to our acquisition of the remaining interest in ITG Europe in May 2001, (d) realized gains and losses in connection with our cash management and strategic investment activities, (e) subscription revenues from KTG following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase, and (f) income from positions taken by ITG Canada as customer facilitations which are a customary practice in the Canadian marketplace.

Expenses

        Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net gain on long-term investments, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, less the portion of salaries that is capitalized as part of our software development activities. Transaction processing expenses consist of floor brokerage and clearing fees as well as connection fees for use of certain third party execution services. Software royalties are payments to a subsidiary of Barra, Inc., our POSIT joint venture partner. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Net gain on long-term investments includes equity gain on our joint venture investment prior to our acquisition of the remaining interest in ITG Europe in May 2001. Other general and administrative expenses include amortization of capitalized software costs, amortization of other intangibles as well as legal, audit, tax, consulting and promotional expenses.

Acquisitions

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

KTG

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately $4.7 million U.S. dollars). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million U.S. dollars is being amortized on a straight-line basis over its estimated useful life. This transaction was accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

Hoenig

        On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which provides trade execution, independent research and other services to alternative investment funds and money managers globally.

        Under the terms of the amendment to the merger agreement dated July 2, 2002, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account.

        Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with the $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures.

        In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig's net assets as of September 3, 2002. Approximately $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years. The excess of the purchase price over the estimated fair value of the net assets acquired was $57.4 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

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

Accounting for Business Combinations, Goodwill and Other Intangibles

        Determining the fair value of certain assets and liabilities acquired in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. For initial valuations, we retain valuation experts to provide us with independent fair value determinations of goodwill and other intangibles. In addition, we perform valuations based on internally developed models. Specifically, a number of different methods are used in estimating the fair value of acquired intangibles as well as testing goodwill and other intangibles for impairment. Such methods include the income approach, the market approach and the replacement cost approach. Significant estimates and assumptions applied in these approaches include, but are not limited to, projection of future cash flows, the applicable discount rate, perpetual growth rates, and adjustments made to assess the characteristics and relative performance of similar assets.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of September 27, 2002, there was no impairment of goodwill. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of. As of September 27, 2002, goodwill and other intangibles, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $77.6 million and $5.2 million, respectively.

Capitalized Software

        Pursuant to the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we capitalize software development costs where technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, Accounting for Research and Development Costs.

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

        We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life of the related product, the life of which is 24 months or less. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life of a product and changes in software and hardware technologies. As of September 27, 2002, capitalized software, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $6.6 million.

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

Results of Operations—Three Months Ended September 27, 2002 Compared to Three Months Ended September 30, 2001

        The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	Sept. 27, 2002	Sept. 30, 2001
Revenues:
Commissions:
POSIT	36.5	51.6
Electronic Trading Desk	30.5	24.4
Client Site Trading Products	30.6	23.4
Other	2.4	0.6

Total revenues	100.0%	100.0%

Expenses:
Compensation and employee benefits	29.7	29.7
Transaction processing	13.6	13.1
Software royalties	4.7	6.5
Occupancy and equipment	7.5	6.4
Telecommunications and data processing services	4.4	4.4
Other general and administrative	6.0	8.7

Total expenses	65.9	68.8

Income before income tax expense	34.1	31.2
Income tax expense	14.7	13.6

Net income	19.4	17.6

Earnings Per Share

        Basic earnings per share for the three months ended September 27, 2002 ("Third Quarter 2002") increased $0.06, or 18%, from $0.33 for the three months ended September 30, 2001 ("Third Quarter 2001") to $0.39. Diluted earnings per share also increased $0.06, or 18%, from $0.33 to $0.39.

Revenues

        Consolidated revenues increased $6.1 million, or 7%, from $90.8 million to $96.9 million. Revenues from U.S. Operations increased $4.6 million, or 6%, from $81.5 million to $86.1 million. Revenues from International Operations increased $1.5 million, or 16%, from $9.3 million to $10.8 million.

        There were 63 trading days in the U.S. markets in Third Quarter 2002 and 59 trading days in Third Quarter 2001, as a result of the September 11, 2001 tragedy that led to a four-day closure of the U.S. financial markets from September 11 to September 14, 2001. Product Revenues per trading day from our U.S. Operations were $1.4 million for both Third Quarter 2002 and Third Quarter 2001. Our total trading volume in the U.S. reached 6.3 billion shares (averaging 100.0 million per trading day) in Third Quarter 2002 as compared to 5.4 billion shares (averaging 91.4 million per trading day) for the same period a year earlier. U.S. Product Revenues per average number of employees decreased $20,000, or 10%, from $197,000 to $177,000. In Third Quarter 2002, U.S. Product Revenues included $2.7 million relating to our U.S. Hoenig business since the acquisition on September 3, 2002, representing almost 69% of the growth in Product Revenues as well as contributing 48 employees to the total U.S. headcount increase. Excluding the effect of the Hoenig acquisition, U.S. Product Revenues per average number of employees decreased approximately $17,000, or 8%.

        In Third Quarter 2002, International Product Revenues included $4.5 million from our European business, down from $5.4 million in Third Quarter 2001. Product Revenues from our Canadian operations increased from $2.0 million to $2.7 million showing continued growth despite difficult market conditions. In Australia, we reported Product Revenues of $1.3 million in Third Quarter 2002 as compared to $1.2 million a year earlier, a $100,000 or 8% increase.

        Consolidated POSIT revenues decreased $11.5 million, or 25%, primarily resulting from lower U.S. institutional trading volume. The number of shares crossed on the U.S. POSIT system decreased approximately 0.4 billion, or 18%, from 2.2 billion in Third Quarter 2001 to 1.8 billion in Third Quarter 2002. ITG Europe contributed $3.4 million to consolidated POSIT revenues in Third Quarter 2002. In Europe, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. Consolidated POSIT revenues per trading day decreased by $233,000, or 29%, from $794,000 in Third Quarter 2001 to $561,000 in Third Quarter 2002. The average number of shares crossed on the U.S. POSIT system per trading day decreased 9.3 million, or 25%, from 37.9 million in Third Quarter 2001 to 28.6 million in Third Quarter 2002.

        Electronic Trading Desk revenues increased $7.3 million, or 33%. U.S. revenues increased $6.8 million, or 39%, of which Hoenig's U.S. business contributed $2.7 million, or 40% of the increase, following its acquisition on September 3, 2002. International revenues increased $0.5 million, or 10%, as our businesses in Canada, Australia and Hong Kong increased $1.4 million but were partially offset by a $0.9 million reduction in revenue from our European business. Electronic Trading Desk revenues per trading day increased by $92,000, or 24%, from $376,000 in Third Quarter 2001 to $468,000 in Third Quarter 2002, with average shares per trading day increasing by 16% to 18.5 million in Third Quarter 2002 from 15.9 million in Third Quarter 2001.

        We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients' desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue.

        Client Site Trading Products revenues increased $8.4 million, or 40%, principally as a result of a 50% increase in U.S. share volume. Client Site Trading Products revenues per trading day increased by $110,000, or 31%, from $360,000 in Third Quarter 2001 to $470,000 in Third Quarter 2002.

        Other revenues increased $1.8 million from $0.6 million to $2.4 million primarily due to the inclusion of revenues from KTG of $0.8 million (following the September 28, 2001 acquisition of the

KastenNet business of Kasten Chase), a $0.4 million increase from our Canadian business as a result of customer facilitations, and a $0.5 million increase in investment income resulting from our cash enhanced strategies.

Expenses

        The table below sets forth certain items in the statements of income and their variance over the periods indicated (dollars in thousands):

	Three Months Ended
	Sept. 27, 2002	Sept. 30, 2001	Change	% change
Compensation and employee benefits	$28,770	$26,980	$1,790	6.6
Transaction processing	13,160	11,904	1,256	10.6
Software royalties	4,563	5,868	(1,305)	(22.2)
Occupancy and equipment	7,311	5,836	1,475	25.3
Telecommunications and data processing services	4,279	3,958	321	8.1
Other general and administrative	5,794	7,884	(2,090)	(26.5)
Income tax expense	14,222	12,427	1,795	14.4

        Compensation and employee benefits:    Salaries, bonuses and related employee benefits increased primarily due to the growth in our employee base of 141 employees, or 25%, from 558 as of September 30, 2001 to 699 as of September 27, 2002. A total of 65 employees or 46% of the growth related to the addition of employees arising from the Hoenig acquisition in Third Quarter 2002. A total of 19 employees, or 14% of the increase, related to the addition of employees arising from the KTG acquisition and the start-up of our operation in Hong Kong. The remaining increase of 57 employees, or 40% of the growth, primarily related to new staff in technology, product development, sales and trading and production infrastructure. Average compensation and employee benefits per (average) headcount decreased $11,500, or 21%, from $54,500 in Third Quarter 2001 to $43,000 in Third Quarter 2002.

        Transaction processing:    Transaction processing as a percentage of revenues increased from 13.1% in Third Quarter 2001 to 13.6% of revenues in Third Quarter 2002 primarily due to the inclusion of Hoenig's results since September 3, 2002, as well as higher transaction processing costs from our European operations. U.S. transaction costs as a percentage of total U.S. revenues increased from 12.6% in Third Quarter 2001 to 12.8% in Third Quarter 2002, which includes costs related to the inclusion of Hoenig's U.S. results. Excluding Hoenig's U.S. costs, U.S. transaction processing costs were 12.3% of revenues in Third Quarter 2002. In the U.S. and excluding Hoenig, ECN costs decreased $0.9 million, or 27%, from $3.3 million in Third Quarter 2001 to $2.4 million in Third Quarter 2002 reflecting (i) a 46% increase in ECN volume that was more than offset by a 51% decline in ECN cost rate per share chiefly associated with our use of lower unit cost ECN providers as well as (ii) overall rate reductions by most ECN providers.

        Software royalties:    Because software royalties are contractually fixed as a percentage of POSIT revenues, the decrease is entirely attributable to a decrease in POSIT revenues.

        Occupancy and equipment:    Depreciation and amortization of furniture, fixtures and equipment, and office rent were the main contributors to the $1.5 million, or 25% increase in occupancy and equipment costs in Third Quarter 2002 compared to Third Quarter 2001. International Operations, which included related expenses incurred by both KTG in Canada and our start-up operation in Hong Kong, accounted for $0.7 million or 47% of the increase. The U.S. Operations represented the remainder of the increase, or $0.8 million, primarily as a result of (i) incremental depreciation and amortization related to upgrades of infrastructure, and (ii) loss of sublease income on certain facilities in New York and in California due to the expiration of short-term subleases, and (iii) the inclusion of Hoenig costs in the 2002 period.

        Telecommunications and data processing services:    Telecommunications and data processing services as a percentage of revenues were 4.4% in both Third Quarter 2002 and Third Quarter 2001.

        Other general and administrative:    The $2.1 million decrease in other general and administrative expenses primarily resulted from (i) our $1.0 million charitable contribution to The New York Times 9/11 Neediest Fund in Third Quarter 2001, (ii) lower software amortization costs due to timing of new product releases and (iii) reflects cost control measures in the current uncertain market environment, offset by increases in certain corporate insurance premiums.

Income Tax Expense

        The decrease in the effective tax rate from 43.8% in Third Quarter 2001 to 43.1% in Third Quarter 2002 was primarily due to a reduction in U.S. federal, state and local income taxes.

Results of Operations—Nine Months Ended September 27, 2002 Compared to Nine Months Ended September 30, 2001

        The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended
	Sept. 27, 2002	Sept. 30, 2001
Revenues:
Commissions:
POSIT	42.0	49.5
Electronic Trading Desk	26.0	23.2
Client Site Trading Products	29.6	25.0
Other	2.4	2.3

Total revenues	100.0%	100.0%

Expenses:
Compensation and employee benefits	28.7	27.6
Transaction processing	12.5	13.6
Software royalties	5.4	6.3
Occupancy and equipment	7.0	5.6
Telecommunications and data processing services	4.3	4.0
Net gain on long-term investments	0.0	(0.1)
Other general and administrative	5.9	7.8

Total expenses	63.8	64.8

Income before income tax expense	36.2	35.2
Income tax expense	15.2	15.0

Net income	21.0	20.2

Earnings Per Share

        Basic earnings per share for the nine months ended September 27, 2002 ("First Nine Months 2002") increased $0.09, or 8%, from $1.18 for the nine months ended September 30, 2001 ("First Nine

Months 2001") to $1.27, while diluted earnings per share increased $0.09, or 8%, from $1.16 to $1.25. In 2001, our results included the effect of a gain, which approximated $0.04 per diluted share, relating to the sale of 100,000 shares of stock that ITG Europe held in the London Stock Exchange ("LSE"). Excluding this non-recurring gain, diluted earnings per share increased $0.13, or 12%.

Revenues

        Consolidated revenues increased $16.6 million, or 6%, from $277.4 million to $294.0 million. Revenues from U.S. Operations increased $5.7 million, or 2%, from $260.1 million to $265.8 million. Revenues from International Operations increased $10.9 million, or 63%, from $17.3 million to $28.2 million.

        There were 187 trading days in the U.S. markets in First Nine Months 2002 versus 184 trading days in First Nine Months 2001. Product Revenues per trading day from our U.S. Operations were $1.4 million for both First Nine Months 2002 and First Nine Months 2001. Our total trading volume in the U.S. reached 18.7 billion shares (averaging 100.2 million per trading day) in First Nine Months 2002 as compared to 16.3 billion shares (averaging 88.5 million per trading day) for the same period a year earlier. U.S. Product Revenues per average number of employees decreased $86,000, or 13%, from $648,000 to $562,000. In First Nine Months 2002, U.S. Product Revenues included $2.7 million relating to our Hoenig business, which also contributed 48 employees to the total U.S. headcount increase. Excluding the effect of the Hoenig acquisition, U.S. Product Revenues per average number of employees decreased $62,000, or 10%.

        In First Nine Months 2002, International Product Revenues included $12.2 million from our European business versus $7.2 million in First Nine Months 2001 as our European business was only 50% owned prior to our May 2001 purchase of the remaining 50% ownership interest. Product Revenues from our Canadian operations increased by $3.2 million, or 84%, from $3.8 million to $7.0 million showing continued growth despite weak market conditions. In Australia, we reported Product Revenues of $3.7 million in First Nine Months 2002 and in First Nine Months 2001.

        Consolidated POSIT revenues decreased $13.8 million, or 10%, as a result of lower U.S. share volume and a business mix where ITG customers directed more of their trades through our Client Site Trading Products and our Electronic Trading Desk. This was partially offset by increased revenues from our European POSIT business. The number of shares crossed on the U.S. POSIT system decreased approximately 0.7 billion, or 10%, from 6.8 billion in First Nine Months 2001 to 6.1 billion in First Nine Months 2002. In Europe, where our POSIT share volumes doubled in First Nine Months 2002 as compared to the same period a year earlier, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. ITG Europe contributed $9.7 million to consolidated POSIT revenues in First Nine Months 2002 as compared to $4.7 million in First Nine Months 2001. We began consolidating ITG Europe in May 2001. Consolidated POSIT revenues on a per trading day basis decreased by $86,000, or 12%, from $747,000 in First Nine Months 2001 to $661,000 in First Nine Months 2002. The average number of shares crossed on the U.S. POSIT system per trading day decreased 4.4 million, or 12%, from 37.2 million in First Nine Months 2001 to 32.8 million in First Nine Months 2002.

        Electronic Trading Desk revenues increased $12.1 million, or 19%. Our U.S. Electronic Trading Desk revenues increased $7.9 million, or 14%, of which Hoenig's U.S. business contributed $2.7 million following its acquisition on September 3, 2002. Our International Operations contributed $4.2 million of the total increase. Specifically our Canadian Electronic Trading Desk business grew by $3.2 million and our Australian Trading Desk business grew by $0.5 million. Electronic Trading Desk revenues per trading day increased by $60,000, or 17%, from $349,000 in First Nine Months 2001 to $409,000 in First Nine Months 2002.

        We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients' desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue.

        Client Site Trading Products revenues increased $17.6 million, or 25%, as a result of a 41% increase in U.S. share volume partially offset by a business mix reflecting comparatively stronger growth in lower priced routing only services, where we do not incur transaction processing costs. Client Site Trading Products revenues per trading day increased by $88,000, or 23%, from $378,000 in First Nine Months 2001 to $466,000 in First Nine Months 2002.

        Other revenues increased $0.7 million, or 12%, from $6.3 million to $7.0 million. In First Nine Months 2002, this growth was driven by the inclusion of subscription revenues from KTG of $2.2 million (following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase) as well as an increase in revenues from our routing services. This was partially offset by lower investment income as higher average invested balances were more than offset by significantly lower average interest rates. In addition, First Nine Months 2001 included $1.3 million in development and service fee income from the European joint venture prior to its consolidation in May 2001. In First Nine Months 2001, we also recognized a $1.3 million loss in relation to the partial writedown of our venture capital investment in Angel Investors II, L.P., which was mostly offset by a $1.2 million gain on the sale of our investment in Advanced Investment Technology, Inc., an asset management company.

Expenses

        The table below sets forth certain items in the statements of income and their variance over the periods indicated:

	Nine Months Ended
	Sept. 27, 2002	Sept. 30, 2001	Change	% change
Compensation and employee benefits	$84,405	$76,523	$7,882	10.3
Transaction processing	36,732	37,780	(1,048)	(2.8)
Software royalties	15,871	17,497	(1,626)	(9.3)
Occupancy and equipment	20,443	15,657	4,786	30.6
Telecommunications and data processing services	12,565	11,089	1,476	13.3
Net gain on long-term investments	—	(309)	309	100.0
Other general and administrative	17,427	21,511	(4,084)	(19.0)
Income tax expense	44,823	41,576	3,247	7.8

        Compensation and employee benefits:    Salaries, bonuses and related employee benefits increased primarily due to the growth in our employee base of 141 employees, or 25%, from 558 as of September 30, 2001 to 699 as of September 27, 2002. This increase includes 65 employees from the Hoenig acquisition on September 3, 2002, 19 employees from the KTG acquisition and our start-up operations in Hong Kong, and the remaining 57 employees primarily relate to new staff in technology, product development, sales and trading, and production infrastructure. Average compensation and employee benefits per (average) headcount decreased $22,000, or 14%, from $153,000 in First Nine Months 2001 to $131,000 in First Nine Months 2002.

        Transaction processing:    Transaction processing as a percentage of revenues decreased from 13.6% in First Nine Months 2001 to 12.5% of revenues in First Nine Months 2002. First Nine Months 2002 includes $2.9 million of transaction processing costs incurred by ITG Europe, which we began consolidating in May 2001. U.S. transaction costs as a percentage of total U.S. revenues decreased from

13.4% in First Nine Months 2001 to 11.7% in First Nine Months 2002. Despite our share volume growth, U.S. clearing and execution costs declined primarily from rate reductions negotiated with our clearing vendor (effective August 2001) as well as significantly lower ECN costs. In the U.S. and excluding Hoenig, ECN costs decreased $1.6 million, or 15%, from $10.4 million in First Nine Months 2001 to $8.8 million in First Nine Months 2002 reflecting a 46% decline in ECN cost rate per share chiefly associated with our use of lower unit cost ECN providers as well as overall rate reductions by most ECN providers. These decreases were partially offset by significantly higher ECN volume, which increased 52% compared to First Nine Months 2001.

        Software royalties:    Because software royalties are contractually fixed as a percentage of POSIT revenues, the decrease is entirely attributable to a decrease in POSIT revenues.

        Occupancy and equipment:    Depreciation and amortization of furniture, fixtures and equipment, and office rent were the main contributors to the $4.8 million increase in First Nine Months 2002 compared to First Nine Months 2001. International Operations accounted for $2.1 million, or 44% of the increase, due to the consolidation of ITG Europe over the entire current period, as well as the inclusion of related expenses incurred by both KTG in Canada and our start-up operation in Hong Kong. The U.S. Operations represented the remainder of the increase, or $2.7 million, primarily as a result of (i) incremental depreciation and amortization related to upgrades of infrastructure, (ii) loss of sublease income on certain facilities in New York and in California due to the expiration of short-term subleases, and (iii) additional space requirements due to U.S. headcount growth and for contingency purposes.

        Telecommunications and data processing services:    Telecommunications and data processing services increased $1.5 million, or 13%, from $11.1 million in First Nine Months 2001 to $12.6 million in First Nine Months 2002. This increase largely resulted from our International Operations reflecting the consolidation of ITG Europe for the entire current period, as well as the inclusion of expenses incurred by KTG in Canada and our start-up operation in Hong Kong. Costs related to U.S. Operations declined slightly from 3.6% of revenues in First Nine Months 2001 to 3.4% of revenues in First Nine Months 2002.

        Net gain on long-term investments:    In First Nine Months 2001, we recognized a one time gain of $1.9 million through our ITG Europe joint venture relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE, which were received at the time of the LSE demutualization in the year 2000. The reported gain on long-term investments of $0.3 million was net of our $1.6 million share of ITG Europe's operating loss prior to consolidation in May 2001. There were no such amounts reported in First Nine Months 2002.

        Other general and administrative:    The $4.1 million decrease in other general and administrative expenses primarily reflects (i) a $1.7 million decrease in bad debt provisions resulting from collection efforts and the reversal of the receivable provision related to the events of September 11, 2001, as the related accounts have been fully collected, (ii) a $1.1 million decrease in amortization of capitalized software costs due to timing of new product launches, (iii) $1.0 million in charitable contributions made in September 2001 to the New York Times 9/11 Neediest Fund, and (iv) cost control measures in the current uncertain market environment, offset by increases in certain corporate insurance premiums.

Income Tax Expense

        The decrease in the effective tax rate from 42.6% in First Nine Months 2001 to 42.1% in First Nine Months 2002 was primarily due to a decrease in the U.S. effective tax rate, offset by an increase in net operating losses from our International Operations where no tax benefit has been recorded.

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

        We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, state and municipal obligations, auction rate preferred stock, U.S. Treasury obligations and common stock. At September 27, 2002, our cash, cash equivalents and securities owned at fair value amounted to $269.0 million and net receivables from brokers, dealers and other, of $303.2 million were due within 30 days.

        We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of September 27, 2002, we had investments in limited partnerships investing in marketable securities and a venture capital fund amounting to $25.6 million in the aggregate. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

        Cash flows from operating activities reached $67.0 million in First Nine Months 2002, a $27.3 million decrease compared to First Nine Months 2001. The decrease is primarily attributable to our September 15, 2001 estimated Federal income tax payment, which was not paid until January 2002 in accordance with the tax relief provided by the U.S. government to counties affected by the events of September 11, 2001. Net cash used in investing activities was $79.8 million in First Nine Months 2002, a $41.6 million increase in our use of cash from the same period a year earlier, primarily as a result of (i) our September 2002 acquisition of Hoenig for $66.3 million, net of the cash amount on Hoenig's balance sheet at the acquisition date, offset by (ii) our May 2001 acquisition of the 50% of ITG Europe we did not already own and our September 2001 acquisition of KTG for $17.8 million in the aggregate, net of the cash amount on their balance sheet at their respective acquisition date, and (iii) our second quarter 2001 investment in limited partnerships for $11.0 million. Net cash used in financing activities was $30.5 million in First Nine Months 2002, an additional $39.6 million use of cash compared to First Nine Months 2001, primarily reflecting (i) purchases of our common stock for $47.9 million as part of our share repurchase program, offset by (ii) $17.4 million of stock option exercises by employees in First Nine Months 2002 as compared to $9.1 million in First Nine Months 2001.

        As of September 27, 2002, we were authorized to repurchase up to approximately 625,000 shares of common stock pursuant to our share repurchase program. According to the provisions of the share repurchase program, we are authorized to purchase shares of our common stock in the open market or in negotiated transactions, depending on market conditions. The purchases are funded from our available cash resources. The share repurchase program may be suspended at any time.

        As of September 27, 2002, the Company's other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases.

        Historically, all regulatory capital needs of our broker-dealer subsidiaries have been provided by cash from operations. We believe that cash flows from operations will provide our broker-dealer subsidiaries with sufficient regulatory capital. At September 27, 2002, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital in excess of required net capital of $87.1 million, $3.3 million and $5.5 million, respectively. In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business of approximately $6.8 million, $2.3 million, $14.1 million and $4.2 million, respectively. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us.

Item 4.    Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.—OTHER INFORMATION

Item 5. Other Information

        Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits and Reports on Form 8-K

  (A)
  EXHIBITS
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)
3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)
10.1	Employment Agreement between ITG Inc. and Raymond L. Killian, Jr., dated July 1, 2002 (filed herewith)
10.2	Investment Technology Group, Inc. Third Amended and Restated 1998 Stock Unit Award Program (filed herewith)
10.3	Investment Technology Group, Inc. Directors' Retainer Fee Subplan (filed herewith)
99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

  (B)
  REPORTS ON FORM 8-K

          The Company filed Current Reports on Form 8-K dated July 8, 2002 and September 3, 2002, each relating to the Hoenig acquisition, during the quarter ended September 27, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)
Date: November 12, 2002	By:	/s/ HOWARD C. NAPHTALI Howard C. Naphtali Chief Financial Officer and Duly Authorized Signatory of Registrant

CERTIFICATION

        I, Robert J. Russel, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Investment Technology Group, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ ROBERT J. RUSSEL Robert J. Russel Chief Executive Officer

CERTIFICATION

        I, Howard C. Naphtali, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Investment Technology Group, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ HOWARD C. NAPHTALI Howard C. Naphtali Chief Financial Officer