Form 10-K
period 2002-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2003-03-28
CIK 920424

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 Commission File Number 0-23644

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-2848406
(State of incorporation)	(IRS Employer Identification No.)
380 Madison Avenue, New York, New York	(212) 588-4000
(Address of principal executive offices)	(Registrant's telephone number, including area code)
10017
(Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)
Aggregate market value of the voting stock held by	Number of shares outstanding of the Registrant's
non-affiliates of the Registrant at March 20, 2003:	Class of common stock at March 20, 2003:
$712,577,260	47,190,542

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K  ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)    Yes  ☒ No  ☐

DOCUMENTS INCORPORATED BY REFERENCE:

        Proxy Statement relating to the 2003 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

2002 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

        QuantEX, Investment Technology Group and ITG are registered trademarks of the Investment Technology Group, Inc. companies. POSIT is a registered service mark of the POSIT Joint Venture. TriAct is a trademark of the POSIT Joint Venture. SmartServer, SPI, SPI SmartServer, VWAP SmartServer, ITG ACE, TCA, ITG WebAccess, ITG/Opt, ITG PRIME, ResRisk, Hoenig and AlterNet are trademarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations—Issues and Uncertainties—in this Annual Report on Form 10-K, which you are encouraged to read.

ii

PART I

Item 1. Business

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2) Hoenig Group Inc. (since the date of the acquisition on September 3, 2002) and its operating affiliates, Hoenig & Co., Inc. and Hoenig (Far East) Limited (collectively, "Hoenig"), primarily agency soft dollar broker-dealers in equity securities in the U.S. and Hong Kong, (3) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (4) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (5) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. ("KTG"), a direct access provider in Canada, (7) ITG Hong Kong Ltd. ("ITG Hong Kong"), our start-up brokerage operation in Hong Kong, (8) ITG Software, Inc., our intangible property management subsidiary in the U.S., and (9) ITG Software Solutions, Inc., our software development and maintenance subsidiary in the U.S.

        We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the United States of America. The International Operations segment includes our agency brokerage businesses in Europe, Australia, Canada and Hong Kong, as well as a research facility in Israel.

        We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading. With an emphasis on ongoing research, we offer the following products and services to our clients:

        POSIT and other execution destinations:

  •
  POSIT: an electronic stock crossing system.

  •
  TriAct: a continuous intra-day trading vehicle.

  •
  SmartServers: server-based implementation of trading strategies.

        ITG Electronic Trading Desk:

  •
  Electronic Trading Desk: an agency-only trading desk offering clients the ability to efficiently access multiple sources of liquidity.

  •
  Soft Dollar Programs.

        Client-Site Trading Products:

  •
  QuantEX: a Unix-based decision-support, trade management and order routing system.

  •
  ITG Platform: a PC-based order routing and trade management system.

  •
  ITG WebAccess: a browser-based order routing tool.

        Research Products:

  •
  ITG ACE and TCA: a set of pre and post-trade tools for systematically estimating and measuring transaction costs.

  •
  ITG/Opt: a computer-based equity portfolio selection system.

  •
  ITG PRIME: a web-based portfolio risk analysis and management platform.

  •
  ITG Fair Value Model: a research tool to assist mutual funds in making fair value calculations of fund net asset value ("NAV").

  •
  ITG Risk Models: a set of equity risk models to assist portfolio managers, researchers and traders in measuring, analyzing and managing a variety of risks.

  •
  ITG Research: research, development, sales and consulting services.

        We generate revenues on a "per transaction" basis for all orders executed. Orders are delivered to us from our "front-end" software products, QuantEX, ITG Platform and ITG WebAccess, as well as other vendors' front-ends and direct computer-to-computer links to customers. In the U.S., orders may be executed on or through (1) POSIT, (2) TriAct, (3) our SmartServers, (4) the New York Stock Exchange ("NYSE"), (5) the American Stock Exchange, (6) certain regional exchanges, (7) the Nasdaq National Market, (8) market makers, (9) electronic communication networks ("ECNs"), systems which trade equity securities and (10) third party alternative trading systems ("ATSs"). We also earn commissions by providing independent research, proprietary research, and other services to alternative investment funds and money managers, and by paying expenses of, or commission refunds to, customers under directed brokerage or commission recapture arrangements. These services are typically referred to as soft dollar programs. In our International Operations, we generate revenues on a "per transaction" basis on the volume of securities executed or on the contract value of securities traded through POSIT or our Electronic Trading Desk. We also earn commissions through soft dollar programs and provide our international customers with certain other research products offered in the U.S. such as QuantEX and TCA.

POSIT

        POSIT was introduced in 1987 in the U.S. as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to also serve the active trading and broker-dealer communities. There are 559 clients currently using POSIT in the U.S., including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds. There are 218, 70 and 17 clients using versions of POSIT in Europe, Australia and Hong Kong, respectively. In Canada, the POSIT joint venture licenses a Canadian version of the POSIT system to the Toronto Stock Exchange ("TSX"). POSIT operates as a facility of the TSX for TSX listed securities.

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

        U.S. POSIT currently accepts orders for a universe of approximately 23,880 different equity securities, but may be modified, as the need arises, to include additional equity securities. At the end of the submission window the POSIT algorithm is run. It optimizes the maximum possible number of buy and sell orders that match or "cross". Clients may specify conditions on their orders that must be satisfied, such as the requirement that the net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. POSIT prices trades at the midpoint of the best bid and offer for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. There are currently eight scheduled crosses every business day, at 9:40 a.m., 10:00 a.m., 10:30 a.m. and then hourly, on the hour, from 11:00 a.m. to 3:00 p.m. (Eastern Standard Time, "EST"). We also recently introduced POSIT after hours, which runs once nightly after 6:30 pm (EST). In the POSIT after hours cross, all trades are priced at the day's closing price. These trades are executed the following day at 12:01 am (EST) and are reported to Nasdaq shortly after 8:00 am (EST).

        POSIT provides the following significant benefits to clients:

  •
  Confidential matching of buy and sell orders eliminates market impact. In contrast, participants in traditional or other open markets are constantly subject to the risk that disclosure of an order will unfavorably affect price conditions.

  •
  The average execution size in POSIT is significantly larger than the average execution size on ECNs.

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

        POSIT gives users the option of customizing their trading objectives and specifying additional constraints, while preserving the functionality of the existing POSIT system. This capability is referred to collectively as a "POSIT strategy." This capability allows orders that might otherwise be ineligible for POSIT to participate in the match. POSIT strategies include ResRisk, which allows users to control the risk of the unexecuted "residual" portfolio, and Pairs, which makes execution of one trade contingent on the execution of another, at or better than a given relative valuation. Clients engaging in portfolio funding, liquidation, restructuring and rebalancing transactions often utilize ResRisk. Risk arbitrage, statistical arbitrage and portfolio substitution trades are examples of transactions that can be implemented using the Pairs strategy. We also implement custom applications upon request.

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

        The following graph illustrates the average daily volume of shares crossed on U.S. POSIT since 1994:

TriAct

        TriAct is a continuous, intra-day trading vehicle available to our customers. TriAct offers full anonymity, continuous execution opportunities, no market impact in respect of executions, and provides access to our POSIT system. TriAct provides price improvement on every transaction and opportunities for size improvement. Participants in TriAct submit orders that may be executed in one of three ways: (a) against the ongoing flow of market bound orders submitted by other ITG clients and our Electronic Trading Desk, (b) against orders from other TriAct participants (liquidity suppliers) and (c) against orders sent to TriAct to participate in all of POSIT's eight intra-day crosses. Both listed and OTC securities can be traded in TriAct.

        An execution in TriAct is priced between the bid/offer spread, at the midpoint if the counterparty is a TriAct liquidity supplier, or at 75% of the spread if trading with market flow participants. TriAct allows traders to control how their orders are traded by offering order expiration time, control of the rate at which orders are traded (1, 5, or 15 minute intervals), price protection, and portfolio buy/sell and minimum share constraints. In addition, TriAct enforces the tick/bid test rules for short sales of securities. TriAct is available from ITG Platform and QuantEX as well as third party trade order management systems.

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

        Currently, we provide three strategy-based servers: VWAP SmartServer, SPI SmartServer and OTC Router. The VWAP SmartServer is designed to allow clients to direct their orders to us to be executed in a manner designed to closely track a security's volume-weighted average price, or VWAP, throughout the trading day. The VWAP SmartServer analyzes liquidity and market conditions continuously throughout the day and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

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

        The OTC Router provides convenient electronic access to the OTC market, a single portal through which traders can access all OTC destinations. For marketable orders, the OTC Router sweeps available liquidity from all destinations using SuperMontage and direct connections to all major ECNs. The OTC Router features liquidity-hunting algorithms that rapidly locate all hidden liquidity at each price level without leaking any information to the market. For non-marketable limit orders, the OTC Router supports all major ECN features to eliminate the guesswork from posting liquidity. Instead of keeping track of which ECNs support each of the various order types, traders specify the features they want and let the OTC Router determine the appropriate venue. Whenever the Router has a choice between several destinations, it uses historical execution quality to determine the best routing.

Electronic Trading Desk

        The Electronic Trading Desk is a full-service agency execution group that specializes in the use of our proprietary products, including extensive use of POSIT, TriAct and our SmartServers for trade execution. For clients that do not send orders electronically to POSIT, TriAct or our SmartServers, our account executives receive orders by telephone, fax or e-mail.

        QuantEX, ITG Platform and ITG WebAccess clients deliver lists of orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically to the client's terminal. The Electronic Trading Desk personnel are thereby able to assist customers with decision support analyses generated by ITG Platform, QuantEX or ITG WebAccess and with the execution of trades. Clients give our traders single stock orders or lists of orders to work throughout the day as well as unfilled orders that remain due to order imbalances in POSIT matches.

        For order completion outside of POSIT match windows, the Electronic Trading Desk utilizes numerous sources of liquidity to complete trades. The Electronic Trading Desk will actively seek the contra side of client orders by soliciting interest among other clients, use QuantEX to route the orders to multiple markets, including primary exchanges, regional exchanges, over-the-counter market makers, ECNs and ATSs, or use our active order traders to execute the trade with floor brokers or over-the-counter brokers.

        The Portfolio Trading Group focuses on agency-only list and program trading. By employing a step-by-step process that leverages technology and access to multiple sources of liquidity, the Portfolio Trading Group seeks to systematically achieve high quality executions for the client by controlling transaction costs. A client program is evaluated with a pre-trade analysis to determine aggregate portfolio characteristics, estimate market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using QuantEX to meet execution objectives. After the execution is completed, we provide the client with comprehensive reports analyzing execution results utilizing ITG Research products.

Soft Dollar Programs

        We actively market and distribute independent third-party research products and services to professional investment managers with the expectation that these managers will use our products and services to execute securities trades, which generate specified amounts of commission revenues. These types of arrangements are referred to as soft dollar arrangements and are primarily pursued by our Hoenig subsidiaries.

        An important aspect of our soft dollar programs involves identifying independent sources of investment research and information, that adds value to our customers' investment decision-making process. We seek research services from private research groups, independent analysts, information services organizations and other entities in the U.S. and overseas and collaborate with these providers to obtain products and services that assist our investment management customers in carrying out their investment management responsibilities.

        We obtain research products and services from over 400 independent sources and regularly communicate the availability and suitability of these products and services to our customers. Through our relationships with independent research analysts and other service providers, we offer a wide variety of specialized and sophisticated research products and services, including fundamental research, economic research and forecasting, quantitative analysis, global research, quotation, news and database systems, fixed income research, software for securities analysis, portfolio management and performance measurement services. Many of these products and services are available directly from the research analyst or service provider, as well as from other brokerage firms, including specialty firms offering only independent research and firms that also provide proprietary research.

        Our relationship with an independent research provider typically is one in which the research organization agrees to supply research products or services to our customers for a specified period of time (generally one year or less), and we agree to pay for such research. All of our research relationships are non-exclusive arrangements.

        In addition, we engage in directed brokerage arrangements with certain institutional investors, particularly hedge funds, private investment funds and investment partnerships, corporations and pension plans. A directed brokerage arrangement is a contractual arrangement between a brokerage firm and its customer whereby the broker pays certain expenses of the customer, such as custodian fees, or refunds to the customer a portion of commissions paid in consideration of the customer directing commission business to the broker. These types of arrangements are commonly known as directed brokerage because the customer instructs its money managers to direct trades for the customer's account to the broker with whom the customer has a directed brokerage arrangement. In the case of pension plans, directed brokerage arrangements often involve the payment of commission refunds to the pension plan and are often referred to as "commission recapture" programs.

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

        QuantEX is a rule-based decision support system that allows traders to quantify their trading processes to create automated strategies. It is designed to implement each client's trading styles and strategies and to apply them to hundreds of stocks, portfolios or industry groups at once. With QuantEX, clients can flag moment-to-moment opportunities they would ordinarily want to pursue, but do so much more efficiently and scientifically.

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

        As such, QuantEX can automate the complex trade management requirements typical of investment strategies that trade large volumes of securities through multiple sources of liquidity. Orders can be electronically routed to multiple markets, including the NYSE, the American Stock Exchange and certain regional stock exchanges, the Nasdaq National Market, POSIT, TriAct, our SmartServers, the Electronic Trading Desk, over-the-counter market-makers, and selected broker-dealers, ECNs and third party ATSs. We continue to create links to additional ATSs and other liquidity sources where appropriate. Trades routed through QuantEX are automatically tracked and summarized. Each order can be monitored by source of execution, by trade list, by portfolio or globally with all other orders placed. QuantEX's built-in trade allocation features provide a facility for automated back-office clearance and settlement. QuantEX supports the Financial Information eXchange ("FIX") messaging protocol and can link to other FIX compliant systems.

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

        Revenues are generated through commissions and transaction fees charged for each trade electronically routed through QuantEX to the many destinations available from the application. We do not derive royalties from the sale or licensing of the QuantEX software. As of December 31, 2002, there were 139 installations of QuantEX at 60 client sites in the U.S.

ITG Platform

        ITG Platform provides clients with seamless connectivity from their desktop to a variety of execution destinations, such as POSIT, TriAct, our SmartServers, the Electronic Trading Desk, the NYSE, the American Stock Exchange and certain regional stock exchanges, the Nasdaq National Market, over-the-counter market makers, selected ECNs and third party ATSs. We continue to create links to additional liquidity sources where appropriate. Orders may be corrected or cancelled electronically, and all reports are delivered electronically back to the ITG Platform. ITG Platform also supports special trading interfaces as needed by POSIT strategies and SmartServers. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics, such as average historical share volumes, dollar volumes, volatility and historical spread statistics. ITG Platform also provides clients enhanced list trading capabilities, access to ECN order types and, in some cases, access to real time Nasdaq Level II data as well as the ability to communicate with us via the Internet or through private networks.

        ITG Platform was intended for broad distribution to institutional clients, so it was designed to run in conventional PC environments alongside other applications, and be inexpensive to install, maintain and support.

        Many technical features support these goals:

  •
  Other applications can link to ITG Platform using the FIX data messaging protocol.

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

        As of December 31, 2002, there were 519 installations of ITG Platform at 230 client sites in the U.S.

ITG WebAccess

        ITG WebAccess allows users to take advantage of our advanced trading services from anywhere through the Internet. ITG WebAccess is a browser-based order routing tool for sending orders to POSIT and the Electronic Trading Desk.

Pre-trade Agency Cost Analysis ("ITG ACE") and Post-trade Transaction Cost Analysis ("TCA")

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

Portfolio Risk Identification and Measurement Engine ("ITG PRIME")

        ITG PRIME is a web-based portfolio risk analysis and management platform that allows users to monitor and identify sources of risk in a portfolio or trade list, measure risk relative to a benchmark and forecast the future volatility of a portfolio. ITG PRIME provides risk information at the portfolio, sector and individual stock levels. The risk metrics are based on ITG's proprietary suite of equity risk models.

ITG Fair Value Model

        Under the Investment Company Act of 1940, mutual funds and their directors/trustees are required to make a good faith determination of the fair value of a fund's portfolio securities when market quotations are not readily available. The ITG Fair Value Model facilitates such fair value computations.

        In most instances, an open-end mutual fund's NAV is calculated based on the closing price for each security underlying the fund's portfolio. For mutual funds with foreign or thinly traded assets, however, this practice may raise concerns regarding the "fair value" of a fund's securities where the underlying securities' local markets close prior to the close of the U.S. markets and therefore do not account for market events in the U.S. or other subsequent events.

        The ITG Fair Value Model is a research tool, which provides fair value adjustment factors to assist in determining whether to adjust securities' closing prices for liquidity, time zone, and other factors.

ITG Risk Models

        ITG Risk Models are equity risk models that assist portfolio managers, researchers and traders in measuring, analyzing and managing risk in a variety of market environments and applications. ITG Risk Models can be used to estimate tracking error relative to benchmark portfolios, forecast total volatility of long/short portfolios, construct market/sector/industry-neutral trade lists, measure exposure and decompose risk, as well as create optimal portfolios in conjunction with an equity portfolio selection system such as ITG/Opt.

ITG Research

        In addition to its role in our overall research and development effort, Research provides both sales and consulting services to our clients and prospective clients. Taken together, these activities are a key component of our overall relationship development and maintenance activities.

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

        Consulting encompasses a set of value-added services for the benefit of our clients. These services break down into three main categories: product support, development of customized trading strategies and provision of quantitative analysis. Our research products include ITG ACE, TCA, ITG/Opt, ITG PRIME, Fair Value Model and ITG Risk Models. Support activities include trading strategy design and implementation, system integration, training and coordination of technical support. Strategy development involves building customized QuantEX strategies that automate the trading styles of specific clients. Quantitative analysis covers a broad range of activities such as transaction cost analysis, investment strategy simulations and provision of historical time series of proprietary analytics. As part of its analysis activities, Research publishes and distributes studies on topics of interest to our clients. In the same way users of fundamental research compensate the brokerage houses that provide such research (i.e., directing commissions to such brokerage houses), our clients reward us for these value-added research services.

ITG Europe

        In the fourth quarter of 1998, we entered into a 50/50 joint venture with Société Générale, and founded ITG Europe. On November 18, 1998, ITG Europe launched an agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001, we purchased Société Générale's entire interest in ITG Europe for $18.5 million. ITG Europe provides institutional investors throughout Europe many of the products and services provided to our U.S. customer base, including POSIT and certain other research products such as TCA.

ITG Australia

        In 1997, we entered into a 50/50 joint venture with Burdett, Buckeridge & Young ("BBY") and founded ITG Australia Limited, an international brokerage firm that applies our cost-saving execution and transaction research technologies to Australian equity trading. In November of 2000, we acquired the remaining interest in ITG Australia (from BBY and certain employees of ITG Australia) that we did not already own, bringing our ownership interest up to 100%. ITG Australia provides institutional investors in Australia many of the products and services provided to our U.S. customer base, including POSIT and certain other research products such as TCA.

ITG Canada

        In April 2000, we announced the formation of our Canadian subsidiary, ITG Canada Corp., which functions as an institutional broker-dealer in Canada. ITG Canada provides Canadian institutions access to many of the ITG products provided to our U.S. customer base including a version of QuantEX developed for the Canadian markets. On June 29, 2001, the POSIT joint venture entered into an agreement to license a Canadian version of the POSIT system to the TSX. This Canadian version of POSIT was launched in 2002. It operates as a facility of the TSX for TSX listed securities.

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $4.7 million. KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG.

ITG Hong Kong

        In June 2001, we announced the formation of ITG Hong Kong Ltd. ITG Hong Kong is an institutional brokerage firm focusing on applying ITG's cost saving trading technologies in the Asian markets. POSIT was launched in Hong Kong in June 2002 for the matching of Hong Kong equities.

Hoenig

        On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

        Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account.

        Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with the $7.2 million pre-tax loss announced by

Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures.

        In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig's net assets as of September 3, 2002. Approximately $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years. The excess of the purchase price over the estimated fair value of the net assets acquired was $57.3 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

Regulation

        Certain of our U.S. and non-U.S. subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations ("SROs"), principally the National Association of Securities Dealers, Inc. ("NASD") and national securities exchanges. In addition to federal oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non-US subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker-dealers subsidiaries in accordance with the rules they have adopted and amended from time to time.

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

  •
  Hoenig & Co., Inc. is a U.S. broker-dealer registered with the SEC, NASD, NYSE and 29 states. Hoenig & Co., Inc.'s principal regulator is the NYSE.

  •
  ITG Canada is a Canadian broker-dealer registered with the Investment Dealers' Association ("IDA") and the OSC.

  •
  ITG Australia, an Australian broker-dealer, is a participating organization of the Australian Stock Exchange Limited ("ASX") and a holder of an Australian Financial Services License issued by the Australian Securities and Investment Commission. ITG Australia's principal regulator is the ASX.

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

  •
  ITG Hong Kong refers to ITG Hong Kong Ltd. ("ITGHK") and/or its affiliate ITG Securities (Asia) Limited ("ITG Asia"). ITGHK is a participating organization of the Hong Kong Stock

    Exchange and a holder of a dealer's license issued by the Securities and Futures Commission of Hong Kong ("SFC"). ITG Asia is a holder of a dealer's license issued by the SFC. The principal regulator for both companies is the SFC.

  •
  Hoenig (Far East) Limited is a participating organization of the Hong Kong Stock Exchange and a holder of a dealer's license issued by the SFC, with the SFC acting as its principal regulator.

        Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure of securities firms, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

        ITG Inc., AlterNet and Hoenig & Co., Inc. are required by law to belong to the Securities Investor Protection Corporation. In the event of a U.S. broker-dealer's insolvency, the Securities Investor Protection Corporation fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada is required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to 1,000,000 Canadian dollars per customer. ITG Hong Kong is required by law to belong to the Unified Exchange Compensation Fund, which is operated by the Hong Kong Stock Exchange and supervised by the SFC. The Unified Exchange Compensation Fund provides protection for ITG Hong Kong's clients accounts up to 8.0 million Hong Kong dollars per customer.

Regulation ATS

        From the formation of the POSIT joint venture until the adoption of Regulation ATS, POSIT operated under a "no-action" letter from the SEC staff that it would not recommend that the SEC commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT, TriAct and SmartServers as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, none of POSIT, TriAct and SmartServers are registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT, TriAct and SmartServers. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems.

Net Capital Requirement

        ITG Inc., AlterNet and Hoenig & Co., Inc. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and Hoenig & Co., Inc. have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $250,000 for Hoenig & Co., Inc., or 6 2/3% of aggregate indebtedness.

        At December 31, 2002, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $86.3 million, $3.4 million and $7.3 million, respectively, of which $86.0 million, $3.3 million and $6.7 million, respectively, was in excess of required net capital.

        In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2002 of approximately $6.8 million, $2.7 million, $12.1 million and $4.3 million, respectively.

        As of December 31, 2002, Hoenig & Co., Inc. held a $3.8 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

        Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements for our subsidiaries, a shortfall in net regulatory capital would have a material adverse effect on our business and our results of operations.

License and Relationship with Barra

        In 1987, Jefferies & Company, Inc. and BARRA Inc. ("Barra") formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies & Company, Inc. assigned all of its rights relating to the joint venture and the license agreement, discussed below, to us.

        The technology used to operate POSIT in the U.S. is licensed to us pursuant to a perpetual license agreement between ITG Inc. and the POSIT joint venture. The license agreement grants ITG Inc. the exclusive right to use certain proprietary software necessary to the continued operation of POSIT and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. Under the license agreement, ITG Inc. pays quarterly royalties to the POSIT joint venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT.

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

        Under the terms of the joint venture, Barra generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the joint venture. The POSIT joint venture may earn a royalty from licensing the POSIT technology to other businesses. The joint venture licensed to ITG Australia, ITG Europe and ITG Hong Kong the right to use the POSIT technology for crossing Australian, European and Asian equity securities. The POSIT joint venture has also licensed the TriAct technology to ITG Inc. on an exclusive basis.

        For the years ended December 31, 2002, 2001, and 2000, Barra earned aggregate royalty income in respect of POSIT of $19.6 million, $23.7 million, and $20.2 million, respectively, under the license agreement.

Competition

        The automated trade execution and analysis services that we offer compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs, as well as other share matching systems for trade execution services. In addition, the number of trading products that compete with our Client Site Trading Products has been increasing. Many of our competitors have substantially greater financial, research and development and other resources. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that POSIT, TriAct, QuantEX, ITG Platform, SmartServers, the Electronic Trading Desk and our Research services have established certain competitive advantages, our ability to maintain these advantages will require continued identification of enhancements to our products, investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages. In addition, we cannot predict the effect that changes in regulations applicable to our business may have on the competitive environment.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our consolidated statements of income, we expensed research and development costs amounting to $23.0 million, $19.7 million, and $16.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        The development of technology-based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could negatively impact our revenues.

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

Employees

        As of December 31, 2002, we employed 635 personnel globally. Our U.S. Operations employed 451 personnel and our International Operations employed 184 personnel at that date.

Availability of Public Reports

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://www.itginc.com/investor. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY, 10017, attn: Investor Relations.

Item 2. Properties

U.S. Operations

        Our principal offices are located at 380 Madison Avenue in New York, New York. We currently lease the entire 4th floor and a portion of the 5thand 7th floors or approximately 83,400 square feet of office space. The fifteen-year lease terms for the 4th and 5th floors and the thirteen-year lease term for the 7th floor expire in January 2013.

        We maintain a research, development and technical support services facility in Culver City, California where we occupy approximately 78,000 square feet of office space. We lease the California facility pursuant to lease agreements that expire in December 2005.

        Additionally, we have a backup and regional office in Boston, Massachusetts where we occupy approximately 21,300 square feet of office space. The ten-year lease term for this space expires in April 2005.

        Hoenig & Co., Inc. maintains an office in Rye Brook, New York where we occupy approximately 28,000 square feet of office space. The lease agreement expires in December 2010.

International Operations

        We have a research facility in Herzliya, Israel where we occupy approximately 8,000 square feet of office space. We lease the Israel space pursuant to a seven-year lease agreement that expires in December 2008.

        ITG Canada has offices in Toronto, Canada where we occupy approximately 7,800 square feet of office space pursuant to two leases expiring in December 2007 and August 2008, respectively. In addition, KTG has approximately 5,900 square feet of office space under a lease expiring in May 2013.

        ITG Europe has offices in Dublin, Ireland and London, England where we occupy approximately 4,000 and 5,000 square feet of office space, respectively. We lease the Dublin space pursuant to a seventeen-year lease agreement that expires in July 2018 and we lease the London space pursuant to a five-year lease agreement that expires in July 2005.

        ITG Australia has trading facilities in Melbourne and Sydney, Australia where we occupy approximately 4,600 and 2,700 square feet of office space, respectively. We lease the Melbourne space pursuant to a three-year lease agreement that expires in June 2003 and we lease the Sydney space pursuant to a five-year lease agreement that expires in February 2006.

        Our Hong Kong operations occupy approximately 6,800 square feet of office space. The lease agreement expires in June 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

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

	High	Low
2001
First Quarter	37.57	24.63
Second Quarter	36.53	30.70
Third Quarter	38.66	31.28
Fourth Quarter	43.56	36.87
2002
First Quarter	54.15	37.51
Second Quarter	51.23	30.31
Third Quarter	37.40	27.87
Fourth Quarter	33.36	21.31

        On March 20, 2003, the closing sales price per share for our common stock as reported on the New York Stock Exchange was $15.10. On March 20, 2003, we believe that our common stock was held by approximately 8,400 stockholders of record or through nominees in street name accounts with brokers.

        In 2002, our Board of Directors authorized the repurchase of an aggregate of 4.0 million additional shares of our common stock pursuant to our share repurchase program. The share repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. As of December 31, 2002, we were authorized to repurchase up to approximately 3.0 million shares of common stock. The share repurchase program may be suspended at any time.

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Item 6. Selected Financial Data

        The selected Consolidated Statement of Income data and the Consolidated Statement of Financial Condition data presented below as of and for each of the years in the five-year period ended December 31, 2002, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, our independent auditors. Earnings per share information prior to 1999 has been retroactively restated to reflect our spin-off from Jefferies Group, Inc. In addition, earnings per share information for all periods has been retroactively restated to reflect our three-for-two stock split in December 2001. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Consolidated Statement of Income Data:
Total revenues	$387,581	$377,407	$310,405	$232,044	$212,205
Total expenses	260,328	241,295	197,409	149,183	131,270

Income before income taxes	127,253	136,112	112,996	82,861	80,935
Income tax expense	53,443	57,217	49,403	37,435	37,541

Net income	$73,810	$78,895	$63,593	$45,426	$43,394

Basic earnings per share	$1.52	$1.65	$1.37	$0.99	$0.99

Diluted earnings per share	$1.51	$1.62	$1.34	$0.95	$0.94

Basic weighted average number of common shares outstanding (in millions)	48.5	47.9	46.5	46.0	44.0
Diluted weighted average number of common shares outstanding (in millions)	49.0	48.7	47.3	47.9	46.2
Consolidated Statement of Financial Condition Data:(1)
Total assets	$594,254	$418,478	$281,712	$179,488	$180,706
Total stockholders' equity	$356,509	$317,944	$210,416	$115,652	$143,709
Other Selected Financial Data:
Revenues per trading day (in thousands)	$1,538	$1,522	$1,232	$921	$842
Shares executed per trading day by U.S. Operations (in millions)	98	91	65	46	43
Shares executed per trading day by Non U.S. Operations (in millions)	41	23	1	—	—
Revenues per average number of employees (in thousands)	$603	$720	$843	$793	$899
Average number of employees	643	524	368	293	236
Total number of U.S. customers(2)	1,085	636	613	572	535
POSIT(2)	559	551	521	492	490
Electronic Trading Desk(2)	449	444	418	411	373
QuantEX(3)	60	52	55	52	52
ITG Platform(3)	230	206	199	188	140
Soft Dollar(2)	423	—	—	—	—
Total number of Non U.S. customers(2)	457	292	34	—	—
Total number of U.S. customer installations:(1)(3)
QuantEX	139	148	118	103	97
ITG Platform	519	443	362	296	201
Return on average stockholders' equity	21.2%	30.4%	38.1%	34.4%	37.4%
Book value per share(4)	$7.50	$6.54	$4.44	$2.57	$3.23
Tangible book value per share(4)	$5.76	$6.03	$4.34	$2.55	$3.20
Price to earnings ratio using diluted earnings per share	14.8	24.1	20.7	19.9	27.6

        The following graph represents the number of shares ITG Inc. executed as a percentage of the market volume in the U.S. market since 1994.(5)

ITG U.S. Share Volume as Percentage of U.S. Market Volume

(1)
Numbers are as of December 31st of each year.

(2)
Total POSIT and Electronic Trading Desk customers include those U.S. customers who have generated revenues in excess of $1,000 in each such year. Total Soft Dollar customers include those Hoenig U.S. customers who have generated gross commissions in excess of $1,000 in the year ended December 31, 2002. We acquired Hoenig on September 3, 2002. Total Non-U.S. customers include those non-U.S. customers who have generated revenues in excess of $1,000 in each such year including non-U.S. Hoenig customers.

(3)
QuantEX and ITG Platform customers and customer installations include those customers and installations that have either (a) traded 100,000 shares in the last quarter of such calendar year or (b) traded shares on at least 12 different days during such quarter.

(4)
Share and earnings per share information have been retroactively restated to reflect the Company's spin-off from Jefferies Group, Inc. in 1999 and the three-for-two stock split in December 2001.

(5)
The percentages on the graph are total ITG U.S. shares executed divided by the U.S. "market" volume. Total ITG shares executed includes total POSIT shares, shares executed by the Electronic Trading Desk and shares executed via Client Site Trading Products. Market volume includes shares executed by and as provided by the New York Stock Exchange and the Nasdaq National Market.

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

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong. We record as POSIT revenue any order that is executed in the POSIT system regardless of the manner in which the order was submitted to POSIT, as well as orders executed in TriAct and through our SmartServers. We collect a commission from each side of a trade matched in POSIT or TriAct. We collect commissions from all orders executed through our SmartServers. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT, TriAct and SmartServers. We record as Client Site Trading Products revenue any order that is sent by our clients, through ITG's Client Site Trading Product systems but without assistance from the Electronic Trading Desk, to any trade execution destination other than POSIT, TriAct and SmartServers. We also record within our three products and services, commissions earned in connection with providing independent research, a practice commonly referred to as soft dollars. Commissions on soft dollar trades are reported net of the corresponding costs of independent research and other services. Other revenues include (a) interest income/expense, (b) market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business, (c) fees for development and other services provided to our unconsolidated international affiliates prior to our acquisition of the remaining interest in ITG Europe in May 2001, (d) realized gains and losses in connection with our cash management and strategic investment activities, (e) subscription revenues for routing services in the U.S. and direct access connectivity in Canada from KTG following the September 28, 2001 acquisition of the

KastenNet business of Kasten Chase, and (f) income/loss from positions taken by ITG Canada as customer facilitations which are a customary practice in the Canadian marketplace.

Expenses:

        Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, net (gain)/loss on long-term investments, restructuring charges, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, less the portion of salaries that is capitalized as part of our software development activities. Transaction processing expenses consist of floor brokerage and clearing fees as well as connection fees for use of certain third party execution services. Software royalties are payments to a subsidiary of Barra, Inc., our POSIT joint venture partner. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Net (gain)/loss on long-term investments includes equity gain/loss on joint venture investments. Restructuring charges include severance payments and related costs in connection with a reduction in our workforce of approximately 10% undertaken in December 2002. Other general and administrative expenses include amortization of capitalized software costs, amortization of other intangibles as well as legal, audit, tax, consulting and promotional expenses.

Business Combinations

        In the fourth quarter of 1998, we entered into a 50/50 joint venture with Société Générale, and founded ITG Europe. On November 18, 1998, ITG Europe launched an agency brokerage operation that included the operation of a European version of the POSIT system. On May 2, 2001, we purchased Société Générale's entire interest in ITG Europe for $18.5 million. The acquisition was recorded under the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. The $16.7 million excess of the purchase price over the estimated fair value of the net assets acquired was allocated to goodwill.

        In November 2000, we completed the purchase from BBY and certain employees of ITG Australia of the remaining 50% interest in ITG Australia that we did not already own, bringing our ownership up to 100%. The acquisition was accounted for under the purchase method of accounting. The $5.0 million cost exceeded the estimated fair value of the net assets acquired by $3.7 million. The excess of the purchase price over the estimated fair value of the net assets acquired was allocated to goodwill.

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $4.7 million. KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price was allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to $4.2 million is being amortized on a straight-line basis over a fifteen-year period.

        On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally. Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately

$2.4 million, or $0.23 per share, have been placed into an escrow account. Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures. In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig's net assets as of September 3, 2002. Approximately $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years. The excess of the purchase price over the estimated fair value of the net assets acquired was $57.3 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

        The consolidated financial statements include the results of operations of the above businesses from their respective dates of acquisition.

        On November 1, 2002, Inference Group LLC, our former asset management subsidiary, was reorganized. In connection with this reorganization, we sold 81% of Inference Group LLC to the Inference Group management team and retained a 19% minority ownership interest. This transaction did not have a material effect on our consolidated financial statements.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the United States of America could yield a materially different accounting result. Addressed below are the four policies where we believe that the estimations, judgments or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Accounting for Business Combinations, Goodwill and Other Intangibles

        Determining the fair value of certain assets and liabilities acquired in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. For initial valuations, we retain valuation experts to provide us with independent fair value determinations of goodwill and other intangibles. In addition, we perform valuations based on internally developed models. Specifically, a number of different methods are used in estimating the fair value of acquired intangibles as well as testing goodwill and other intangibles for impairment. Such methods include the income approach and the market approach. Significant estimates and assumptions applied in these approaches include, but are not limited to, projection of future cash flows, the applicable discount rate, perpetual growth rates, and adjustments made to assess the characteristics and relative performance of similar assets.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of December 31, 2002, there was no impairment of goodwill. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

        We recorded amortization expense related to other intangibles of approximately $0.5 million for the year ended December 31, 2002. We recorded amortization expense related to goodwill and other intangibles of $1.1 million and $0.6 million for the years ended December 31, 2001 and 2000, respectively. Such amortization expense is classified as other general and administrative expenses in our consolidated statements of income. As of December 31, 2002, goodwill and other intangibles, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $78.3 million and $4.3 million, respectively. As of December 31, 2001, goodwill and other intangibles, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $20.2 million and $4.2 million, respectively.

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

        In 2002, 2001 and 2000, other general and administrative expenses in our consolidated statements of income included $2.4 million, $3.7 million and $3.3 million, respectively, in relation to the amortization of capitalized software costs. As of December 31, 2002 and 2001, capitalized software, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $6.6 million and $4.1 million, respectively.

Soft Dollar Programs

        Pursuant to the safe harbor provisions of Section 28(e) of the Exchange Act, we permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts so allocated for those purposes are commonly referred to as soft dollar arrangements. We are accounting for the cost of independent research and directed brokerage arrangements on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenues Gross versus Net, and accordingly, payments relating to soft dollars are netted against the commission revenues. Prepaid soft dollar research balances are included in Receivables from Brokers, Dealers and Other and accrued soft dollar research payable balances are classified as Accounts Payable and Accrued Expenses in our consolidated statements of financial condition. We continuously monitor our customer account balances and maintain an allowance for soft dollar advances which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense, which could have a material adverse impact on our operating results for the periods in which such additional expense would occur. Our gross soft dollar commission revenue was $52.5 million, $28.9 million and $24.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our consolidated statement of financial condition amounted to $5.6 million (net of a $2.3 million allowance) and $20.9 million, respectively. As of December 31, 2001, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our consolidated statement of financial condition were nil and $11.1 million, respectively.

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

        We recorded income tax expense of $53.4 million, $57.2 million and $49.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, net deferred tax assets and income taxes payable recorded in our consolidated statement of financial condition amounted to $9.7 million and $11.1 million, respectively. As of December 31, 2001, net deferred tax assets and income taxes payable recorded in our consolidated statement of financial condition amounted to $10.0 million and $24.1 million, respectively.

Results of Operations

Highlights

        We faced a very challenging economic environment in 2002 with low levels of institutional trading activity both in the U.S. and international markets. In order to align our infrastructure with expected levels of trading volume, we took actions to reduce our cost structure through the decision to terminate 72 employees in December 2002, representing 54 personnel in our U.S. Operations and 18 personnel in our International Operations. As a result of this reduction in our workforce, we recorded a $5.9 million pretax charge, or $0.08 per diluted share for the year ended December 31, 2002, consisting of severance for the 72 employees and related costs.

        The year ended December 31, 2002 reflects a full year of operating results for ITG Europe and KTG following our acquisition of ITG Europe in May 2001 and KTG in September 2001. Additionally, the year ended December 31, 2002 also includes four months of Hoenig results, following its September 3, 2002 acquisition. During the year ended December 31, 2002, ITG Europe generated $19.5 million of revenues and a $5.9 million loss before income taxes compared to revenues of $13.2 million and a loss before income taxes of $3.6 million for the period from May 2, 2001 to December 31, 2001. KTG generated $3.1 million of revenues and income before income taxes of $0.4 million in 2002 compared to revenues of $0.7 million and a $0.1 million loss before income taxes for the three months it was owned by us in 2001. Hoenig contributed $14.2 million of revenues and $1.3 of income before income taxes in 2002 following its September 3, 2002 acquisition.

        In 2002, we experienced a significant shift in product revenue mix. POSIT, which constituted 49.3% of total revenues in 2001, accounted for 40.0% of total revenues in 2002 while Electronic Trading Desk and Client Site Trading Products both increased. Most of the Electronic Trading Desk increase was due to the inclusion of Hoenig revenues, following its acquisition on September 3, 2002.

        The table below sets forth certain items in the statement of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Revenues:	100.0%	100.0%	100.0%
Commissions:
POSIT	40.0	49.3	49.8
Electronic Trading Desk	28.8	23.8	21.6
Client Site	28.7	24.9	24.5
Other	2.5	2.0	4.1
Expenses:
Compensation and employee benefits	29.5	27.5	24.9
Transaction processing	13.0	13.1	14.2
Software royalties	5.1	6.3	6.5
Occupancy and equipment	7.2	5.5	5.5
Telecommunications and data processing services	4.5	4.0	4.0
Net (gain) loss on long-term investments	—	(0.1)	1.6
Restructuring charges	1.5	—	—
Other general and administrative	6.4	7.6	6.9

Total expenses	67.2	63.9	63.6

Income before income tax expense	32.8	36.1	36.4
Income tax expense	13.8	15.2	15.9

Net income	19.0	20.9	20.5

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Earnings Per Share

        Basic earnings per share for 2002 and 2001 were $1.52 and $1.65, respectively. Diluted earnings per share decreased $0.11, or 7%, from $1.62 to $1.51. Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001. In 2001, our results included the effect of a gain, which approximated $0.04 per diluted share, relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE. In December 2002, we recorded a restructuring charge, which approximated $0.08 per diluted share for the year ended December 31, 2002, consisting of severance for 72 employees and related costs.

Revenues

        Consolidated revenues increased $10.2 million, or 3%, from $377.4 million to $387.6 million. Revenues from U.S. Operations decreased $5.0 million, or 1%, from $351.0 million to $346.0 million. Revenues from International Operations increased $15.2 million, or 58%, from $26.4 million to $41.6 million.

        There were 252 U.S. trading days in 2002 versus 248 U.S. trading days in 2001, reflecting the four-day closure of the U.S. financial markets from September 11 through September 14, 2001. Product Revenues per trading day from our U.S. Operations were $1.4 million for both 2002 and 2001. Our total trading volume in the U.S. reached 24.1 billion shares (averaging 95.7 million per trading day) in 2002 as compared to 22.5 billion shares (averaging 90.8 million per trading day) in 2001. Excluding Hoenig, which was included in our results for four months, U.S. Product Revenues per average number of U.S. employees decreased $74,000, or 8%, from $874,000 to $800,000. In 2002, U.S. Product Revenues included $11.4 million relating to our Hoenig business, which also contributed 46 employees to the total U.S. headcount increase.

        In 2002, International Product Revenues included $18.4 million from our European business versus $11.9 million for the year ended December 31, 2001 primarily resulting from our May 2001 purchase of the remaining 50% ownership interest in ITG Europe that we did not already own. Product Revenues from our Canadian operations increased by $4.2 million, or 75%, from $5.6 million to $9.8 million showing continued growth despite weak market conditions. In Australia, we reported Product Revenues of $5.1 million in 2002 compared with $4.8 million in 2001. In Hong Kong, we reported Product Revenues of $1.7 million in 2002 primarily as a result of our September 2002 Hoenig acquisition. Our Hong Kong operations were in the very early stages of development in 2001 and began generating revenues in 2002.

        Consolidated POSIT revenues decreased $31.0 million, or 17%, as a result of lower U.S. share volume and a business mix where ITG customers directed more of their trades through our Client Site Trading Products. This was partially offset by increased revenues from our European POSIT business. The number of shares crossed on the U.S. POSIT system decreased approximately 1.5 billion, or 16%, from 9.2 billion in 2001 to 7.7 billion in 2002. In Europe, where our POSIT share volumes increased 85% in 2002 compared to 2001, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. ITG Europe, which we began consolidating in May 2001, contributed $13.9 million to consolidated POSIT revenues in 2002 as compared to $8.2 million a year earlier. Consolidated POSIT revenues per trading day decreased by $135,000, or 18%, from $750,000 in 2001 to $615,000 in 2002. The average number of shares crossed on the U.S. POSIT system per trading day decreased 6.8 million, or 18%, from 37.3 million in 2001 to 30.5 million in 2002.

        In 2002, Electronic Trading Desk revenues increased $22.0 million, or 24%, as compared to the 2001 period. Our U.S. Electronic Trading Desk revenues increased $14.6 million, or 19%, of which Hoenig's U.S. business contributed $11.4 million following its acquisition on September 3, 2002. Our International Operations contributed $7.4 million of the total increase. Our Canadian Electronic Trading Desk business grew by $4.2 million and both our Australian and European Trading Desk business grew by $0.8 million. In addition, our Asian Trading Desk business contributed $1.6 million. Electronic Trading Desk revenues per trading day increased by $81,000, or 22%, from $362,000 in 2001 to $443,000 in 2002 primarily due to the acquisition of Hoenig.

        We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients' desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue.

        Client Site Trading Products revenues increased $17.3 million, or 18%. Share volumes in the U.S. increased 29%, partially offset by a 9% decline in our rates per share. Client Site Trading Products revenues per trading day increased by $63,000, or 17%, from $379,000 in 2001 to $442,000 in 2002.

        Other revenues increased $1.9 million, or 25%, from $7.6 million to $9.5 million. In 2002, subscription revenues from our Canadian direct access provider, KTG, were $3.1 million (as compared to $0.7 million in the 2001 period following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase). Market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business increased $0.9 million, which was offset by a decline in our global investment income of $2.6 million due to interest rate declines in

2002. In 2001, we recognized a $2.4 million loss from a write-down of our venture capital investment in Angel Investors II, L.P., that was partially offset by a $1.2 million gain on the sale of our investment in Advanced Investment Technology, Inc. an asset management company.

Expenses

        The table below sets forth certain items in the statements of income and their variance over the periods indicated (dollars in thousands):

	Year Ended December 31,
	2002	2001	Change	% change
Compensation and employee benefits	$114,402	$103,745	10,657	10.3
Transaction processing	50,459	49,531	928	1.9
Software royalties	19,643	23,726	(4,083)	(17.2)
Occupancy and equipment	28,017	20,638	7,379	35.8
Telecommunications and data processing services	17,453	15,086	2,367	15.7
Net gain on long-term investments	—	(309)	309	(100.0)
Restructuring charges	5,874	—	5,874	100.0
Other general and administrative	24,480	28,878	(4,398)	(15.2)
Income taxes	53,443	57,217	(3,774)	(6.6)

        Compensation and employee benefits:    Total compensation expense increased $10.7 million primarily due to (i) our acquisition of Hoenig (accounting for $5.9 million of the increase) combined with (ii) the impact of consolidating the results of ITG Europe for the full year 2002 (versus the eight months consolidated in 2001) and (iii) the launch of ITG Hong Kong in the second quarter 2002. This combined impact of ITG Europe and ITG Hong Kong was $5.0 million.

        U.S. compensation increased $3.3 million primarily from Hoenig's U.S. compensation costs of $5.0 million since September 3, 2002 reflecting additional headcount of 46 at December 31, 2002. Total U.S. headcount at December 31, 2002 was 451 compared to 431 at December 31, 2001 and reflects our headcount reduction in December 2002. The increase in compensation from the Hoenig acquisition was partially offset by decreases in variable bonuses and profit sharing, which are tied to our financial performance.

        Total international compensation increased $7.4 million primarily from the full year impact of ITG Europe from its date of consolidation in May 2001 and ITG Hong Kong operations (totaling $5.0 million) and the acquisition of Hoenig which contributed $0.9 million. The international headcount at December 31, 2002 was 184, which included 16 from Hoenig's non-U.S. operations.

        Transaction processing:    Consolidated transaction processing expenses increased slightly by $0.9 million from $49.5 million in 2001 to $50.4 million in 2002.

        U.S. transaction processing expenses declined by $3.0 million in 2002. We realized total savings of $7.0 million primarily from declines of 44% in ECN costs per share and the full year impact of clearing rate reductions obtained in 2001, offset by a 43% increase in share volumes executed through ECNs. U.S. transaction processing costs increased $4.0 million as a result of the inclusion of Hoenig since September 3, 2002 and an increase in charges for floor brokerage executions.

        International transaction processing costs increased $3.9 million in 2002 primarily from expenses associated with Hoenig's non-U.S. operations and the full year consolidation of ITG Europe (aggregating $3.0 million). In addition, ITG Canada's transaction processing costs increased $1.4 million on revenue growth of 75% over 2001.

        Software royalties:    Software royalties are contractually fixed as a percentage of POSIT revenues. Accordingly, declines in our POSIT revenues resulted in declines in software royalty expense.

        Occupancy and equipment:    Consolidated occupancy and equipment costs increased $7.4 million from $20.6 million in 2001 to $28.0 million in 2002.

        U.S. costs increased $4.5 million primarily from a $2.3 million loss of sublease income on certain facilities in New York and California (as short-term sub-leases expired during the year ended December 31, 2002), costs for occupying contingency space and a $1.8 million increase in depreciation and associated maintenance contracts on fixed asset purchases and related infrastructure upgrades.

        International costs increased $2.9 million primarily from the consolidation of ITG Europe since May 2001 and costs associated with our start-up operations in Hong Kong (accounting for $2.2 million).

        Telecommunications and data processing services:    Consolidated telecommunications and data processing services increased $2.4 million, or 16%, from $15.1 million in 2001 to $17.5 million in 2002.

        In the U.S., costs remained relatively unchanged in 2002 from 2001. Cost management controls resulted in reductions in telecommunications rates and usage charges, which were offset by the $0.6 million impact of the purchase of Hoenig.

        International costs increased $2.2 million reflecting the consolidation of ITG Europe for the entire current period, as well as the inclusion of expenses incurred by KTG in Canada and our start-up operation in Hong Kong.

        Net gain on long-term investments:    In 2001, we recognized a one time gain of $1.9 million through our ITG Europe joint venture relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE, which were received at the time of the LSE demutualization in the year 2000. The reported gain on long-term investments of $0.3 million was net of our $1.6 million share of ITG Europe's operating loss prior to consolidation in May 2001. There were no such amounts reported in 2002.

        Restructuring charges:    In order to align our infrastructure with expected levels of trading volume, we took actions to reduce our cost structure through the decision to terminate 72 employees in December 2002, including 54 personnel employed in our U.S. Operations and 18 personnel employed in our International Operations. As a result of this decision, we recorded a $5.9 million pretax charge consisting of severance for the 72 employees. There were no such charges in 2001.

        Other general and administrative:    Consolidated general and administrative costs decreased $4.4 million in 2002 primarily from the following U.S. costs: (i) a $2.2 million decrease in bad debt provisions resulting from collection efforts and the reversal of the receivable provision related to the events of September 11, 2001, as the related accounts have been fully collected, (ii) a $1.4 million decrease in amortization of capitalized software costs due to timing of new product launches, and (iii) $1.1 million in charitable contributions made in September 2001 to the New York Times 9/11 Neediest Fund. These cost benefits were partially offset by increases in certain corporate insurance premiums and the consolidation of Hoenig following its acquisition in September 2002.

Income Tax Expense

        The effective tax rate remained at 42.0% in 2002 as compared to 2001 reflecting an increase in the utilization of certain U.S. Federal and State credits, offset by an increase in non-deductible foreign losses. Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Earnings Per Share

        Basic earnings per share for 2001 and 2000 were $1.65 and $1.37, respectively. Diluted earnings per share increased $0.28, or 21%, from $1.34 to $1.62. In 2001, our results included the effect of a gain, which approximated $0.04 per diluted share, relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE. Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

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

Expenses

        Total expenses excluding income tax expense for 2001 increased $43.9 million, or 22%, from $197.4 million to $241.3 million.

        The following table itemizes expenses by category (in thousands):

	Year Ended December 31,
	2002	2001	Change	% change
Compensation and employee benefits	$103,745	$77,177	$26,568	34.4
Transaction processing	49,531	43,978	5,553	12.6
Software royalties	23,726	20,187	3,539	17.5
Occupancy and equipment	20,638	16,953	3,685	21.7
Telecommunications and data processing services	15,086	12,319	2,767	22.5
Net (gain) loss on long-term investments	(309)	5,263	(5,572)	(105.9)
Other general and administrative	28,878	21,532	7,346	34.1
Income taxes	57,217	49,403	7,814	15.8

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

        Net loss on long-term investments:    In 2001, we recognized a gain of $1.9 million through our ITG Europe joint venture relating to the sale of 100,000 shares of stock that ITG Europe held in the LSE which were received at the time of the LSE demutualization in the year 2000. The reported gain on long-term investments of $0.3 million was net of our $1.6 million share of ITG Europe's operating loss prior to consolidation in May 2001. In 2000, we recognized a loss on long-term investments primarily resulting from the start-up costs of our Vostock joint venture with SoundView Technology Group, Inc. combined with losses on our ITG Europe joint venture relating to the development and marketing costs of our European expansion. Vostock was developed to provide an on-line auction market for secondary share offerings to supplement the traditional distribution methods for secondary offerings. The Vostock product was never launched and we and SoundView have ceased our expenditures on Vostock.

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

Dependence on Major Customers

        During 2002, revenue from our 10 largest customers accounted for approximately 26.8% of our consolidated revenue while revenue from each of our three largest customers accounted for 4.4%, 3.8%, and 3.4%, respectively, of consolidated revenue. During 2001, revenue from our 10 largest customers accounted for approximately 29.6% of our consolidated revenue while revenue from each of our three largest customers accounted for 4.8%, 4.6%, and 3.9%, respectively, of consolidated revenue. During 2000, revenue from our 10 largest customers accounted for approximately 31.4% of our consolidated revenue while revenue from each of our three largest customers accounted for 6.4%, 5.1%, and 4.5%, respectively, of consolidated revenue. Customers may discontinue use of our services at any time. The loss of any significant customers could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities submitted to POSIT systems around the world, which may adversely affect the liquidity of the systems, reducing their attractiveness to our customers and adversely affect our trading volumes, operating results and financial condition.

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

        A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that generally mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, U.S. treasury securities, mutual fund investments, common stock and warrants. At December 31, 2002, cash and cash equivalents and securities owned, at fair value amounted to $266.6 million and net receivables from brokers, dealers and other, of $150.0 million were due within 30 days.

        We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without any significant effect on risk. As of December 31, 2002, we had investments in limited partnerships totaling $26.1 million, of which $26.0 million were invested in marketable securities and $0.1 million were invested in a venture capital fund. The limited partnerships employ either a hedged convertible strategy or a long/short strategy in an effort to capitalize on short term price movements.

        For the year ended December 31, 2002, cash flows from operating activities were $80.0 million, a $45.2 million decrease from the prior year. The decrease was primarily attributable to (i) our September 15, 2001 estimated Federal income tax payment, which was not paid until January 2002 in accordance with the tax relief provided by the U.S. government to counties affected by the events of September 11, 2001, (ii) the reduction in net income and (iii) other changes in working capital. Net cash used in investing activities was $83.7 million for the year ended December 31, 2002, a $39.4 million increase in our use of cash from the same period a year earlier, primarily as a result of (i) our September 2002 acquisition of Hoenig for $66.3 million, net of the cash amount on Hoenig's balance sheet at the acquisition date, offset by (ii) our May 2001 acquisition of the 50% of ITG Europe we did not already own and our September 2001 acquisition of KTG for $17.8 million in the aggregate, net of the cash amount on their balance sheet at their respective acquisition date, and (iii) our 2001 investment in limited partnerships for $11.0 million. Net cash used in financing activities was $44.4 million for the year ended December 31, 2002, an additional $65.2 million use of cash compared to the same period a year earlier, primarily reflecting purchases of our common stock for $63.7 million as part of our share repurchase program.

        For the year ended December 31, 2001, cash flows from operating activities were $125.2 million, an increase of $28.6 million from the prior year. The increase is primarily attributable to the growth in net income and other changes in working capital, partially offset by the decrease in the tax benefit from employee stock options, reflecting the exercise by employees of stock options with higher strike prices. Net cash used in investing activities was $44.3 million for the year ended December 31, 2001, an increase of $22.4 million from the prior year. This increase is primarily related to the $17.8 million purchases of (i) the remaining 50% stake in the ITG Europe joint venture and (ii) the assets of KastenNet via KTG Technologies Corp. in Canada, net of cash acquired. In 2001, the Company also invested $11.0 million in limited partnerships. Net cash provided by financing activities was $20.8 million for the year ended December 31, 2001, an increase of $12.7 million from the prior year when the Company purchased $9.7 million worth of its common stock as part of the Company's share repurchase program.

        As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During the year ended December 31, 2002, we purchased approximately 2.0 million shares of our common stock at an average cost of $31.75 per share and for $63.7 million in the aggregate. We did not repurchase any shares of our common stock during the year ended December 31, 2001. As of December 31, 2002, we were authorized to repurchase up to approximately 3.0 million shares of common stock. In January and February 2003, we purchased approximately 388,000 shares of our common stock at an average cost of $16.52 per share for $6.4 million in the aggregate. The purchases are funded from our available cash resources. The share repurchase program may be suspended at any time.

        Historically, all regulatory capital needs of ITG Inc., AlterNet and Hoenig & Co., Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc., AlterNet and Hoenig & Co., Inc. with sufficient regulatory capital. At December 31, 2002, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $86.3 million, $3.4 million and $7.3 million, respectively, of which $86.0 million, $3.3 million and $6.7 million, respectively, was in excess of required net capital. In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2002 of approximately $6.8 million, $2.7 million, $12.1 million and $4.3 million, respectively. Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

        As of December 31, 2002, Hoenig & Co., Inc. held a $3.8 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $127.0 million. In the event that a customer of ITG's subsidiaries fails to settle a securities transaction or if the related ITG's subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $127.0 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

        As of December 31, 2002, our contractual obligations and other commercial commitments amounted to $66.0 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due during the year ending December 31,
	2003	2004	2005	2006	2007	2008 and thereafter
Future minimum rental commitments under non cancelable operating leases	$8,408	$7,677	$7,077	$4,772	$4,826	$23,444
Minimum compensation under six employment agreements at Hoenig	5,295	4,545	—	—	—	—

Total	$13,703	$12,222	$7,077	$4,772	$4,826	$23,444

        As of December 31, 2002, we did not have any long-term debt.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146 in the first quarter of 2003 is not expected to have a material effect on our results of operations, financial position or cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. Effective in fiscal 2003, we will begin to account for stock-based compensation in accordance with the fair-value method prescribed by SFAS No. 123, as amended by SFAS No. 148, using the prospective adoption method. Under this method of adoption, compensation expense will be recognized based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period. The amount of stock-based compensation to be recognized under SFAS No. 123 in fiscal 2003 and beyond is not currently determinable because the number and value of stock options and/or restricted stock units to be granted to employees in the future is not yet known, nor are the related future service provisions.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. See above discussion of Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

        In January 2003, the FASB also issued Interpretation No. 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities (such as trusts, limited partnerships and limited liability companies) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 requires the identification of variable interest entities and the assessment of interests in a variable interest entity to decide whether to consolidate that entity. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about the entity's activities and the obligation to absorb the entity's losses or right to receive expected residual results. We are currently assessing each entity with which we are associated. We have limited partnership interests in several limited partnerships and an equity interest in the POSIT joint venture, which is not currently consolidated. We do not expect the adoption of Interpretation No. 46 to have a material effect on our results of operations, financial position or cash flows.

Issues and Uncertainties

        While our management's long-term expectations are optimistic, the following issues and uncertainties, among others, should be considered in evaluating our growth outlook.

Financial Market Conditions and Economic Conditions

        Over the last year, the financial markets in the U.S. and elsewhere have exhibited increased volatility and many worldwide financial indices have continued to decline. Our business is materially affected by conditions in both domestic and foreign financial markets. We anticipate a continuation of weak institutional trading volumes in 2003 and have seen January and February 2003 volumes tracking lower than those achieved in the fourth quarter of 2002. The demand for our securities brokerage and related services are also directly affected by factors such as economic and political conditions that may lead to decreased trading activity and prices in the securities markets generally. The future economic environment may be subject to periodic economic downturns, such as recessions, as well as geopolitical unrest, which could also result in reduced trading volumes and prices, which could materially harm our business, financial condition and operating results.

Decreases in Trading Volumes or Market Prices

        Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our POSIT, Client Site and Electronic Trading Desk products. In addition, our trading commissions outside the U.S. and Canada are based on the value of transactions (rather than volume based), which would be adversely affected by price declines. Our profitability would be adversely affected by a decline in trading revenues because a significant portion of our costs are fixed. For these reasons, decreases in trading volume or securities prices could have a material adverse effect on our operating results.

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

  Regulation ATS

        Before Regulation ATS went into effect on April 21, 1999, we operated POSIT pursuant to a "no-action" letter from the SEC staff which stated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT, TriAct and SmartServers as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, none of POSIT, TriAct or SmartServers are registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT, TriAct and SmartServers. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems.

  Net Capital Requirement

        Each of our broker-dealer subsidiaries is subject to regulatory capital requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by U.S. or international regulatory bodies, and ultimately could require its liquidation. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

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

License and Relationship with Barra

        We have a perpetual license with the POSIT joint venture, which is a joint venture we have with Barra. The license grants ITG Inc. the exclusive right to use certain proprietary software necessary to the continued operation of POSIT in the U.S. and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. The license agreement permits Barra on behalf of the joint venture to terminate the agreement upon certain events of bankruptcy or insolvency or upon an uncured breach by ITG Inc. of certain covenants the performance of which are all within our control. Although we do not believe that we will experience difficulty in complying with our obligations under the license agreement, any termination of the license agreement resulting from an uncured default would have a material adverse effect on us. The POSIT joint venture also licensed to ITG Australia Limited, ITG Europe and ITG Hong Kong the right to use the POSIT technology for crossing Australian, European and Asian equity securities. These licenses contain substantially the same default and termination provisions as the U.S. license.

Infrastructure and Research

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

Changes in Our Customer Base

        Changes in our customer base (which includes institutional investors, portfolio managers, hedge funds and broker-dealers) can materially affect our profitability and net income. A substantial portion of our revenue is derived from our 10 largest customers. The loss of any significant customer could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers or a significant reduction in liquidity provided by a customer could result in lower share volumes of securities submitted to POSIT systems around the world, which may adversely affect the liquidity of the systems, reducing their attractiveness to our customers and adversely affect our trading volumes, operating results and financial condition.

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

38

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Market risk refers to the potential for adverse changes in the value of a company's financial instruments as a result of changes in market conditions. We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates and equity prices to the extent we own such instruments in our portfolio. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

        We have performed sensitivity analyses on different tests of market risk as described in the following sections to estimate the impacts of a hypothetical change in market conditions on the fair value of securities owned and the U.S. dollar value of non-U.S. dollar-based revenues associated with our international operations. Estimated potential losses assume the occurrence of certain adverse market conditions. Such estimates do not consider the potential effect of favorable changes in market factors and also do not represent management's expectations of projected losses in fair value. We do not foresee any significant changes in the strategies used to manage interest rate risk, foreign currency risk or equity price risk in the near future.

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio. Interest-sensitive financial instruments will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds, highly liquid variable rate municipal securities, auction rate preferred stock and treasury notes. The aggregate fair market value of our portfolio was $197.5 million and $246.2 million as of December 31, 2002 and 2001, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value. For the years ended December 31, 2002, 2001 and 2000, we estimated that a hypothetical 100 basis point adverse change in interest rates would have resulted in a $2.5 million, $2.3 million and $1.3 million decline in the fair value of our portfolio, respectively.

Foreign Currency Risk

        We are seeking to expand globally in a variety of ways, including through our operations in Canada, Australia, Europe and Hong Kong, and through the development of specially tailored versions of our services. Additionally, we maintain development facilities in Israel. Our investments and development activities in these countries expose us to currency exchange rate fluctuations between the

U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar, Hong Kong Dollar and Israeli New Shekel. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this risk. Non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

        Approximately 11.0%, 7.0% and 1.2% of our revenues as of December 31, 2002, 2001 and 2000 were denominated in non-U.S. dollar currencies. For the years ended December 31, 2002, 2001 and 2000, we estimated that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a $4.2 million, $2.6 million and $0.4 million loss in revenue from our international operations, respectively, and further deterioration in net losses of $1.1 million, $0.6 million and $0.8 million, respectively.

Equity Price Risk

        Equity price risk results from exposure to changes in the prices of equity securities. As part of our full service equity trade execution business we do not engage in proprietary trading; however, at times we do hold positions overnight due to client or Company errors. Equity price risk can arise from liquidating such positions. Accordingly, we maintain policies and procedures regarding the management of our errors and accommodations proprietary trading accounts. It is our policy to attempt to trade out of all positions arising from errors and accommodations immediately while balancing our exposure to market risk. Certain positions may therefore be liquidated over a period of time in an effort to minimize market impact.

        We manage equity price risk associated with open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. Our operations department reviews all open trades intraday in an effort to ensure that any open issues are addressed and resolved by the close of the trading day. Additionally, our clearing broker notifies us of all known trade discrepancies on the day following the trade date. We have also established approval policies that include review by a Supervisory Principal of any proprietary trading activity.

        Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after tax rate of return. Our policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. Our first priority is to reduce the risk of principal loss. We seek to preserve our invested funds by limiting default risk, market risk, and re-investment risk. We attempt to mitigate default risk by investing in high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to reductions in the credit rating of any investment issuer or guarantor that we believe is adverse to our investment strategy.

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations are invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We currently have investments in municipal bonds, auction rate preferred bonds and, to a lesser extent, common stock. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2002 and 2001, our cash and cash equivalents and securities owned were approximately $266.6 million and $299.4 million, respectively.

        Our investments in limited partnership funds require approval of executive management and/or the board of directors. At December 31, 2002 and 2001, investments in limited partnerships investing in marketable securities and a venture capital fund were approximately $26.1 million and $25.6 million, respectively.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Investment Technology Group, Inc. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
January 23, 2003

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$190,907	$236,607
Securities owned, at fair value	75,644	62,758
Receivables from brokers, dealers and other, net	159,293	21,435
Investments in limited partnerships	26,104	25,607
Premises and equipment	28,999	28,083
Capitalized software	6,582	4,097
Goodwill and other intangibles	82,567	24,392
Deferred taxes	9,740	9,959
Other assets	14,418	5,540

Total assets	$594,254	$418,478

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$83,350	$57,333
Payables to brokers, dealers and other	139,138	7,893
Software royalties payable	4,122	6,435
Securities sold, not yet purchased, at fair value	37	4,787
Income taxes payable	11,098	24,086

Total liabilities	237,745	100,534

Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,220,201 and 51,184,489 at December 31, 2002 and 2001, respectively	512	512
Additional paid-in capital	155,085	146,131
Retained earnings	292,025	218,215
Common stock held in treasury, at cost; shares: 3,689,722 and 2,543,312 at December 31, 2002 and 2001, respectively	(92,471)	(45,939)
Accumulated other comprehensive income (loss):
Currency translation adjustment	1,358	(975)

Total stockholders' equity	356,509	317,944

Total liabilities and stockholders' equity	$594,254	$418,478

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Commissions
POSIT	$155,060	$186,101	$154,578
Electronic Trading Desk	111,703	89,748	66,911
Client Site Trading Products	111,333	93,993	76,186
Other	9,485	7,565	12,730

Total revenues	387,581	377,407	310,405

Expenses:
Compensation and employee benefits	114,402	103,745	77,177
Transaction processing	50,459	49,531	43,978
Software royalties	19,643	23,726	20,187
Occupancy and equipment	28,017	20,638	16,953
Telecommunications and data processing services	17,453	15,086	12,319
Net (gain) loss on long-term investments	—	(309)	5,263
Restructuring charges	5,874	—	—
Other general and administrative	24,480	28,878	21,532

Total expenses	260,328	241,295	197,409

Income before income tax expense	127,253	136,112	112,996
Income tax expense	53,443	57,217	49,403

Net income	$73,810	$78,895	$63,593

Earnings per share(1):
Basic	$1.52	$1.65	$1.37

Diluted	$1.51	$1.62	$1.34

Basic weighted average number of common shares outstanding	48,464	47,886	46,489

Diluted weighted average number of common shares outstanding	49,003	48,689	47,328

(1)
Earnings per share have been retroactively restated to reflect a three-for-two stock split in December 2001.

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2000	$—	$483	$96,373	$75,727	$(58,052)	$1,121	$115,652
Issuance of common stock from treasury for Australian subsidiary purchase (29,030 shares)	—	—	177	—	524	—	701
Purchase of common stock for treasury (427,800 shares)	—	—	—	—	(9,658)	—	(9,658)
Issuance of common stock in connection with the employee stock option plan (2,822,364 shares)	—	28	40,465	—	—	—	40,493
Issuance of common stock in connection with the employee stock purchase plan (53,748 shares)	—	—	1,112	—	—	—	1,112
Comprehensive income:
Net income	—	—	—	63,593	—	—	63,593
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	(349)	(349)
Unrealized holding gain on securities available-for-sale, net of tax ($895)	—	—	—	—	—	(1,128)	(1,128)

Comprehensive income							62,116

Balance at December 31, 2000	—	511	138,127	139,320	(67,186)	(356)	210,416

Issuance of common stock in connection with the employee stock option plan (1,017,151 shares) and the employee stock unit award plan (158,889 shares)	—	—	6,902	—	21,247	—	28,149
Issuance of common stock in connection with the employee stock purchase plan (40,470 shares)	—	1	1,147	—	—	—	1,148
Effect of the 3-for-2 stock split payout of fractional shares	—	—	(45)	—	—	—	(45)
Comprehensive income:
Net income	—	—	—	78,895	—	—	78,895
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	(619)	(619)

Comprehensive income							78,276

Balance at December 31, 2001	—	512	146,131	218,215	(45,939)	(975)	317,944

Issuance of common stock in connection with the employee stock option plan (759,146 shares), the employee stock unit award plan (99,230 shares), and the directors' retainer fee subplan (614 shares)	—	—	6,460	—	17,141	—	23,601
Issuance of common stock in connection with the employee stock purchase plan (35,712 shares)	—	—	1,188	—	—	—	1,188
Purchase of common stock for treasury (2,005,400 shares)	—	—	—	—	(63,673)	—	(63,673)
Exchange of Hoenig stock options for ITG stock options	—	—	1,306	—	—	—	1,306
Comprehensive income:
Net income	—	—	—	73,810	—	—	73,810
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,333	2,333

Comprehensive income							76,143

Balance at December 31, 2002	$—	$512	$155,085	$292,025	$(92,471)	$1,358	$356,509

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating Activities:
Net income	$73,810	$78,895	$63,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,629	16,581	13,567
Tax benefit from employee stock options	5,535	8,473	24,586
Deferred income tax expense (benefit)	25	(5,460)	9,878
Gain on sale of investments, including available-for-sale securities	(345)	(1,157)	(4,258)
Undistributed (gain) loss of affiliates	—	(309)	6,009
Write-down of investment in limited partnership	—	2,415	—
Provision for doubtful receivables	(776)	1,406	169
Stock-based compensation	877	801	645
Changes in operating assets and liabilities:
Securities owned, at fair value	1,615	(10,424)	(8,054)
Receivables from brokers, dealers and other, net	(75,903)	1,788	(2,274)
Accounts payable and accrued expenses	(3,042)	13,671	4,323
Payables to brokers, dealers and other	79,904	(72)	3,371
Securities sold, not yet purchased, at fair value	(4,750)	(6,615)	5,539
Income taxes payable	(11,004)	15,021	(6,806)
Other, net	(2,587)	10,228	(13,651)

Net cash provided by operating activities	79,988	125,242	96,637

Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(66,314)	(17,793)	(4,646)
Capital purchases	(13,667)	(13,553)	(13,500)
Capitalization of software development costs	(4,910)	(3,277)	(2,202)
Purchase of investments in limited partnerships	—	(11,000)	(1,200)
Proceeds from sale of investments, including available-for-sale securities	1,225	1,295	4,263
Investment in joint venture	—	—	(4,613)

Net cash used in investing activities	(83,666)	(44,328)	(21,898)

Financing Activities:
Common stock issued	19,252	20,824	17,720
Common stock repurchased	(63,673)	—	(9,658)
Payout of fractional shares in connection with stock split	—	(45)	—

Net cash (used in) provided by financing activities	(44,421)	20,779	8,062

Effect of exchange rate changes on cash and cash equivalents	2,399	(619)	(349)
Net increase (decrease) in cash and cash equivalents	(45,700)	101,074	82,452
Cash and cash equivalents—beginning of year	236,607	135,533	53,081

Cash and cash equivalents—end of year	$190,907	$236,607	$135,533

Supplemental cash flow information
Interest paid	$1,578	$2,734	$6,312
Income taxes paid	$58,932	$38,894	$23,620

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Basis of Presentation

        The Consolidated Financial Statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries ("ITG" or the "Company"), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2) Hoenig Group Inc. (since the date of the acquisition on September 3, 2002) and its operating affiliates, Hoenig & Co., Inc. and Hoenig (Far East) Limited (collectively, "Hoenig"), primarily agency soft dollar broker-dealers in equity securities in the U.S. and Hong Kong, (3) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the 50% ownership interest in the ITG Europe joint venture we did not already own, (4) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (5) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. ("KTG"), a direct access provider in Canada, (7) ITG Hong Kong Ltd. ("ITG Hong Kong"), our start-up brokerage operation in Hong Kong, (8) ITG Software, Inc., our intangible property management subsidiary in the U.S., (9) ITG Software Solutions, Inc., our software development and maintenance subsidiary in the U.S. We provide equity trading services and transaction research to institutional investors, brokers and alternative investment funds and money managers in the U.S., Canada, Australia, Europe and Asia.

        We are a financial technology firm that provides electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, access liquidity in multiple markets and achieve low-cost trade execution. We generate revenues on a "per transaction" basis for all orders executed. Our products include: POSIT, an electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; ITG ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/Opt, a computer-based equity portfolio optimization system; ITG Fair Value Model, a research tool providing a method for fair value calculations; TriAct, a continuous, intra-day trading vehicle; ITG WebAccess, a browser-based order routing tool; and ITG PRIME, a web-based portfolio risk analysis and management platform. In addition, we provide research, development, sales and consulting services to clients. Through Hoenig, we provide trade execution, independent research and other services to alternative investment funds and money managers in the U.S., Europe and Asia.

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

Cash and Cash Equivalents

        We have defined cash and cash equivalents as highly liquid investments, with original maturities of less than ninety days, which are part of our cash management activities. Included in cash and cash equivalents as of December 31, 2002, is approximately $3.8 million held in a segregated bank account by Hoenig & Co., Inc. relating to payments to be made under directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

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

Securities Transactions

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. We record as POSIT revenue any order that is executed in the POSIT system regardless of the manner in which the order was submitted to POSIT, as well as orders executed in TriAct and through our SmartServers. We collect a commission from each side of a trade matched in POSIT or TriAct. We collect commissions from all orders executed through our SmartServers. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT, TriAct and SmartServers. We record as Client Site revenue any order that is sent by our clients, through our front-end systems but without assistance from the Electronic Trading Desk, to any trade execution destination other than POSIT, TriAct and SmartServers. Other revenue includes (i) a gain recorded on the sale of our remaining investment in Versus Technologies, Inc. in 2000, (ii) interest and investment income, (iii) a gain on the sale of our investment in Advanced Investment Technology, Inc. in 2001, (iv) subscription revenues from KTG (following our September 28, 2001 acquisition) and (v) international development fee income and other services prior to our acquisition of the remaining interest in ITG Australia and ITG Europe, which were partially offset by (i) interest costs incurred on accelerated settlement of transactions in the normal course of business and (ii) a writedown on our venture capital investment in the Angel Investors II, L.P. fund as a result of a decrease in fair value in 2001.

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

        Securities owned, at fair value consist primarily of highly liquid, variable rate state and municipal government obligations, variable rate auction rate preferred stock, common stock and warrants. Securities sold, not yet purchased, at fair value consist of common stock. Securities owned and securities sold, not yet purchased are carried at quoted market prices with unrealized gains and losses included in other revenues in the consolidated statements of income.

        Investments in limited partnerships consist of investments in hedge funds investing primarily in marketable securities and a venture capital fund. These investments in limited partnerships do not have readily available price quotations. These investments are accounted for under the equity method, which approximates fair value, or at the fair value as estimated by management. In determining the estimated fair value, we considered all appropriate factors relevant to such investments and consistently apply the procedures for arriving at estimated fair value. However, because of the assumptions inherent to estimate fair value, actual fair value could differ from the estimated fair value as determined by management. Gains and losses for changes in fair value and other than temporary impairments are included in other revenues in the consolidated statements of income.

        In January 2003, the Financial Accounting Standards Board ("FASB") also issued Interpretation No. 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities (such as trusts, limited partnerships and limited liability companies) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 requires the identification of variable interest entities and the assessment of interests in a variable interest entity to decide whether to consolidate that entity. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about the entity's activities and the obligation to absorb the entity's losses or right to receive expected residual results. We are currently assessing each entity with which we are associated. We have limited partnership interests in several limited partnerships and an equity interest in the POSIT joint venture, which is not currently consolidated. We do not expect the adoption of Interpretation No. 46 to have a material effect on our results of operations, financial position or cash flows.

Soft Dollar Programs

        Pursuant to the safe harbor provisions of Section 28(e) of the Securities Exchange Act of 1934, we permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts so allocated for those purposes are commonly referred to as soft dollar arrangements. We present soft dollar revenues net of the corresponding third party research costs. Our gross soft dollar commission revenue was $52.5 million, $28.9 million and $24.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, prepaid soft dollar research and accrued soft dollar research payables amounted to $5.6 million (net of a $2.3 million allowance) and $20.9 million and are included in receivables from brokers, dealers and other, net and accounts payable and accrued expenses in our consolidated statement of financial condition, respectively. As of December 31, 2001, prepaid soft dollar research and accrued soft dollar research payables were nil and $11.1 million, respectively. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenues Gross versus Net, and accordingly, payments relating to soft dollars are netted against the commission revenues.

Capitalized Software

        Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we capitalize software development costs where technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life, which is 24 months or less. Amortization begins when the product is available for release to customers. Amortization of software development costs is included in other general and administrative expenses in the consolidated statements of income.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs were $23.0 million, $19.7 million and $16.5 million for 2002, 2001 and 2000, respectively.

Goodwill and Other Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of December 31, 2002, there was no impairment of goodwill. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

Premises and Equipment

        Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non-cancelable lease term.

Impairment of Long-Lived Assets

        Long-lived assets, including premises and equipment, are periodically reviewed for impairment by comparing undiscounted future cash flows expected to result from use of the assets with recorded balances. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, an impairment loss would be recognized. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

        Earnings per share have been retroactively restated to reflect our three-for-two stock split in December 2001.

Stock-Based Compensation

        As of December 31, 2002, we account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. Effective in fiscal 2003, we will begin to account for stock-based compensation in accordance with the fair-value method prescribed by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under this method of adoption, compensation expense will be recognized based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period. The amount of stock-based compensation to be recognized under SFAS No. 123 in fiscal 2003 and beyond is not currently determinable because the number and value of stock options and/or restricted stock units to be granted to employees in the future is not yet known, nor are the related future service provisions.

        Had compensation cost for our stock option plan been determined consistent with SFAS No. 123, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

		2002	2001	2000
Net income	As reported	$73,810	$78,895	$63,593
	Pro forma	$65,920	$71,580	$55,409
Basic earnings per share	As reported	$1.52	$1.65	$1.37
	Pro forma	$1.36	$1.49	$1.19
Diluted earnings per share	As reported	$1.51	$1.62	$1.34
	Pro forma	$1.35	$1.47	$1.17

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: zero dividend yield for all years; risk free interest rates of 3.0, 4.6, and 6.3 percent, respectively; expected volatility of 42, 47, and 50 percent, respectively; and expected lives of 4.25, 5.00 and 5.00 years, respectively.

Foreign Currency Translation

        Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the statement of financial condition, and revenues and expenses are translated at average rates of exchange during the fiscal year. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. dollar, are reflected as a component of accumulated other comprehensive income in our stockholders' equity. Gains or losses on foreign currency transactions are included in other general and administrative expenses in the consolidated statements of income.

(3) Acquisitions

ITG Australia

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

KTG

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately USD4.7 million). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a new wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to USD4.2 million is being amortized on a straight-line basis over a fifteen-year period.

        The consolidated financial statements include the results of operations of the above businesses from their respective dates of acquisition.

Hoenig

        On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

        Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. This $2.4 million cash deposit balance is classified in other assets and a corresponding liability is recorded as accounts payable and accrued expenses in our consolidated statement of financial condition as of December 31, 2002.

        Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures.

        In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig's net assets as of September 3, 2002. At that date, the market value of two New York Stock Exchange ("NYSE") memberships owned by Hoenig was $5.0 million. Hoenig's carrying value for the NYSE memberships was $0.8 million. This resulted in a $4.2 million allocation of the purchase consideration to such memberships. In addition, approximately $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years from the date of acquisition. Also, a $3.7 million allowance has been provided in relation to certain deferred tax assets as it appears more likely than not that these assets will not be realized. In addition, we recorded liabilities totaling approximately $3.1 million principally in relation to (i) the severance provided to the former Hoenig Chief Executive Officer and certain other employees of Hoenig, and (ii) lease and contract termination costs in relation to the closure of Hoenig offices in London and Hong Kong as local personnel moved into ITG offices following the acquisition. All other assets acquired and liabilities assumed had fair values substantially equal to their historic book values. The remaining purchase consideration, or $57.3 million, was recorded as goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

        The following is a summary of the allocation of the purchase price in the Hoenig acquisition (dollars in thousands):

Purchase price	$105,012
Acquisition costs	2,806

Total purchase price	$107,818

Historical net assets acquired	$53,435
Write-up of exchange seats and trading rights	4,200
Write-up of "Hoenig" trade name	486
Write-down of deferred tax assets	(3,659)
Liabilities for restructuring and integration costs incurred	(3,146)
Other, net	(819)
Goodwill	57,321

Total purchase price	$107,818

        This business combination, accounted under the purchase method, was recorded using management's estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management's final evaluation; therefore, the information above is subject to change pending the final allocation of purchase price.

        The following represents the summary unaudited pro forma condensed combined results of operations for the years ended December 31, 2002 and 2001 as if the Hoenig acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

	Year Ended December 31,
	2002	2001
Total revenues	$417,606	$424,261
Net income	66,493	77,785
Basic earnings per share	1.37	1.62
Diluted earnings per share	1.36	1.60

        The pro forma results are not necessarily indicative of what would have occurred if the Hoenig acquisition had been in effect for the periods presented, nor are they indicative of the results that will occur in the future.

(4) Goodwill and Other Intangibles

        The following is a summary of goodwill and other intangibles at December 31:

	Goodwill		Other Intangibles, Net
	2002	2001	2002	2001
	(Dollars in thousands)
U.S. Operations	$55,643	$—	$432	$—
International Operations	21,890	20,215	4,602	4,177

Total	$77,533	$20,215	$5,034	$4,177

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

        On September 3, 2002, we recorded approximately $57.3 million of goodwill in relation to the completion of the Hoenig acquisition. See Note 3, Acquisitions. As of December 31, 2002, goodwill also included an aggregate of $20.2 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the year ended December 31, 2002, no goodwill was deemed impaired and, accordingly, no write-off was required.

        During the year ended December 31, 2002, we acquired $1.3 million of other intangibles corresponding to the Hoenig trade name ($0.5 million) and certain trading rights principally in Hong Kong ($0.8 million). As of December 31, 2002, other intangibles also included the software license acquired in 2001 from KastenNet with a carrying value of $3.9 million.

        We recorded amortization expense in relation to other intangibles of approximately $0.5 million for the year ended December 31, 2002. Estimated amortization expense for existing other intangibles is approximately $2.2 million in total for the five-year period ending December 31, 2007.

        Had we applied the non-amortization provisions of SFAS No. 142 during the years ended December 31, 2001 and 2000, net income and per share data would have been as follows (dollars in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Reported net income	$73,810	$78,895	$63,593
Add back goodwill amortization	—	1,105	635

Adjusted net income	$73,810	$80,000	$64,228

Basic earnings per share:
Reported net income	$1.52	$1.65	$1.37
Add back amortization of goodwill	—	0.02	0.01

Adjusted net income	$1.52	$1.67	$1.38

Diluted earnings per share:
Reported net income	$1.51	$1.62	$1.34
Add back amortization of goodwill	—	0.02	0.01

Adjusted net income	$1.51	$1.64	$1.35

(5) Restructuring Charges

        In accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), we implemented a plan to align our infrastructure with expected levels of trading volume. Under the plan, we took actions to reduce our cost structure through the decision to terminate 72 employees in December 2002, including 54 personnel employed in our U.S. Operations and 18 personnel employed in our International Operations. The 72 terminations involved personnel in technology and development, in production services and in sales, trading, research and administration.

        As a result of this decision, we recorded a $5.9 million charge consisting of severance and related costs. This charge is classified as Restructuring Charges in our consolidated statement of income for the year ended December 31, 2002.

        The following is a summary of the restructuring charges recognized in December 2002 and the remaining accruals at December 31, 2002 (dollars in thousands):

Total restructuring charges	$5,874
Amount paid in 2002	1,414

Balance at December 31, 2002	$4,460

        The amount accrued for severance is based upon our severance policy and the positions eliminated. Based upon current severance dates and the accrued severance at December 31, 2002, we expect to pay these amounts in 2003.

(6) Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31:

	Securities Owned		Securities Sold, Not Yet Purchased
	2002	2001	2002	2001
	(Dollars in thousands)
Auction rate preferred stock	$60,950	$43,850	$—	$—
State and municipal government obligations	3,500	11,200	—	—
U.S. treasury securities	6,319	—	—	—
Corporate stocks	505	3,871	37	4,787
Other	4,370	3,837	—	—

Total	$75,644	$62,758	$37	$4,787

(7) Receivables From and Payables To Brokers, Dealers and Other

        The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(Dollars in thousands)
Customers	$132,061	$16,981	$100,263	$2,713
Clearing brokers and other	29,787	5,538	38,875	5,180
Allowance for doubtful receivables	(2,555)	(1,084)	—	—

Total	$159,293	$21,435	$139,138	$7,893

        We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. We recorded additions to the allowance of $0.2 million and $1.4 million, and reductions to the allowance of $0.9 million and $0.5 million during the years ended December 31, 2002 and 2001, respectively, from collection efforts. Hoenig carried a $2.2 million allowance for doubtful accounts when we acquired them on September 3, 2002.

(8) Premises and Equipment

        The following is a summary of premises and equipment at December 31:

	2002	2001
	(Dollars in thousands)
Furniture, fixtures and equipment	$75,432	$61,676
Leasehold improvements	13,967	13,307

	89,399	74,983
Less: accumulated depreciation and amortization	60,400	46,900

Total	$28,999	$28,083

        Depreciation and amortization expense relating to premises and equipment amounted to $13.8 million, $11.8 million, and $9.6 million in 2002, 2001, and 2000, respectively.

(9) Capitalized Software

        The following is a summary of capitalized software costs at December 31:

	2002	2001
	(Dollars in thousands)
Capitalized software costs	$8,258	$9,985
Less: accumulated amortization	1,676	5,888

Total	$6,582	$4,097

        Software costs totaling $4,910,000 and $3,277,000 were capitalized in 2002 and 2001, respectively, primarily for the development of new versions of QuantEX, ITG/Opt, ITG Platform and TCA. Capitalized software costs of $595,000 and $2,633,000 were not subject to amortization as of December 31, 2002 and 2001, respectively, as the underlying products were not yet available for release to customers. In 2002, 2001 and 2000, other general and administrative expenses in our consolidated statements of income included $2,425,000, $3,724,000 and $3,287,000, respectively, in relation to the amortization of capitalized software costs. During the year ended December 31, 2002, capitalized software costs and related accumulated amortization were each reduced by $6,636,000 of fully amortized costs.

(10) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following at December 31:

	2002	2001
	(Dollars in thousands)
Deferred compensation	$21,676	$18,406
Accrued soft dollar research payables	20,927	11,108
Trade payables	9,818	5,252
Accrued compensation and benefits	7,307	8,714
Accrued restructuring costs	4,460	—
Accrued rent	2,372	2,538
Payable to Hoenig stockholders	2,365	—
Other accrued expenses	14,425	11,315

Total	$83,350	$57,333

(11) Income Taxes

        Income tax expense (benefit) consisted of the following components:

	2002	2001	2000
	(Dollars in thousands)
Current
Federal	$47,050	$55,038	$29,769
State	5,879	6,913	9,751
Foreign	601	580	163

	53,530	62,531	39,683
Deferred
Federal	480	(3,993)	6,508
State	(567)	(1,321)	3,212

	(87)	(5,314)	9,720

Total	$53,443	$57,217	$49,403

        Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31 were as follows:

	2002	2001
	(Dollars in thousands)
Deferred compensation	$9,549	$7,818
Investment loss—Instipro (capital loss)	3,659	—
Depreciation	2,606	1,387
Valuation allowance—Investment loss—Instipro (capital loss)	(3,659)	—
Other deferred tax (liabilities) assets, net	(2,415)	754

Total	$9,740	$9,959

        Management believes that it is more likely than not that the taxable income from carryback years, future reversals of existing taxable temporary differences and anticipated future taxable income will be sufficient to realize the deferred tax benefit.

        As part of the allocation of the purchase price in the Hoenig acquisition, a full valuation allowance was recorded against a $3.7 million deferred tax asset relating to a capital loss generated from Hoenig's investment in Instipro Group, Inc. ("Instipro"). The deferred tax asset arose when Hoenig recognized a $9.3 million capital loss in 2001 representing the value of their investment in Instipro, a company that filed a petition in bankruptcy court to liquidate under Chapter 7 in 2001. Management believes that it is more likely than not that we will not be able to generate sufficient capital gains to utilize the capital loss carryforward associated with the bankruptcy of Instipro. The capital loss carryforward expires in June 2007.

        The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	2002	2001	2000
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax effect	4.9%	5.9%	7.4%
Non-deductible foreign losses	3.6%	1.6%	1.4%
Other differences, net	(1.5%)	(0.5%)	(0.1%)

Effective income tax rate	42.0%	42.0%	43.7%

(12) Related Party Transactions

  International operations

        Prior to our purchase of the remaining 50% stakes in our Australian and European subsidiaries in November 2000 and May 2001, respectively, the transactions described below were related party transactions.

        Pursuant to a software license agreement between Investment Technology Group International Limited ("ITGIL") and ITG Ventures Ltd., formerly ITG Technologies Limited ("ITG Ventures"), ITGIL invoiced ITG Ventures $0.8 million, and $2.7 million in 2001 and 2000, respectively, for development services.

        In 1999, ITG Inc. entered into service agreements with our related parties, Investment Technology Group Limited and ITG Australia Ltd. under which ITG Inc. provides introductory brokerage and related services. Investment Technology Group Limited's fees for these services are included in revenues and amounted to $473,000 and $1,152,000 in 2001 and 2000, respectively. ITG Australia Ltd.'s fees for these introductory brokerage and related services amounted to $81,000 in 2000.

        We received royalty revenue from our related parties, ITG Australia Ltd. (through the date of acquisition) in the amount of $48,000 in 2000, and ITG Ventures in the amount of $170,000 and $562,000 in 2001 and 2000, respectively, pursuant to software license agreements.

(13) Off Balance Sheet Risk and Concentration of Credit Risk

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $127.0 million. In the event that a customer of ITG's subsidiaries fails to settle a securities transaction or if the related ITG's subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $127.0 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of Interpretation No. 45 did not have a material effect on our results of operations, financial position or cash flows.

        Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, securities owned, at fair value and receivables from brokers, dealers and other. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions.

(14) Net Capital Requirement

        ITG Inc., AlterNet and Hoenig & Co., Inc. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and Hoenig & Co., Inc. have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $250,000 for Hoenig & Co., Inc., or 6 2/3% of aggregate indebtedness.

        At December 31, 2002, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $86.3 million, $3.4 million and $7.3 million, respectively, of which $86.0 million, $3.3 million and $6.7 million, respectively, was in excess of required net capital.

        In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2002 of approximately $6.8 million, $2.7 million, $12.1 million and $4.3 million, respectively.

        As of December 31, 2002, Hoenig & Co., Inc. held a $3.8 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

(15) Stockholders' Equity

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we have never paid and do not anticipate paying cash dividends on our common stock at this time.

        As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in negotiated transactions. During the year ended December 31, 2002, we purchased approximately 2.0 million shares of our common stock at an average cost of $31.75 per share and for $63.7 million in the aggregate. We did not repurchase any shares of our common stock during the year ended December 31, 2001. As of December 31, 2002, we were authorized to repurchase up to approximately 3.0 million shares of common stock.

(16) Employee and Non Employee Director Stock and Benefit Plans

Stock option plan

        At December 31, 2002, we had a stock option plan.

        Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), options to purchase 9,728,235 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging through January 2010. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After such date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

        In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors' Plan. The Non-Employee Directors' Plan generally provides for an annual grant to each non-employee director of an option to purchase 6,141 shares of Common Stock. In addition, the Non-Employee Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of Common Stock. Stock options granted under the Non-Employee Directors' Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options become exercisable three months after the date of grant. Stock options granted under the Non-Employee Directors' Plan expire five years after the date of grant. A total of 557,050 shares of Common Stock are reserved for issuance under the Non-Employee Directors' Plan.

        A summary of the status of our stock option plan as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,692,183	$27.70	3,563,445	$22.21	5,253,509	$12.68
Granted	949,630	31.87	1,314,903	35.70	1,305,727	24.87
Exchanged by Hoenig employees for ITG options	99,448	22.02	—	—	—	—
Exercised	(759,146)	23.87	(1,017,146)	19.35	(2,822,364)	5.64
Forfeited	(84,419)	27.44	(169,019)	24.38	(173,427)	23.15

Outstanding at end of year	3,897,696	$29.36	3,692,183	$27.70	3,563,445	$22.21

Options exercisable at year-end	1,773,183	$27.69	1,259,100	$24.18	985,701	$16.26
Weighted average individual fair value of options granted during the year		$13.02		$16.56		$12.77

        The provision for income taxes excludes current tax benefits related to the exercise of stock options of $5.5 million, $8.5 million and $24.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Such benefit is reflected as an increase to Stockholders' Equity.

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 9.69 – $25.31	1,157,002	1.92	$22.82	720,751	$21.70
25.32 – 31.23	700,928	2.94	26.94	480,175	27.05
31.24 – 34.09	1,302,015	4.15	31.94	294,174	32.50
34.10 – 51.85	737,751	4.00	38.69	278,083	38.80

$ 9.69 – $51.85	3,897,696	3.25	$29.63	1,773,183	$27.69

        The 1994 Plan allows for the granting of performance-based stock options. In 2000, 88,104 performance-based options were granted, however no such options were granted during 2001 and 2002. At December 31, 2002, all of such options were outstanding.

ITG Employee and Non Employee Director Benefit Plans

        Effective January 1, 1999, all employees were immediately eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Money Purchase Pension Plan (the "Plans"). These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $200,000 for 2002. The Plans' features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the Plans and a Company matching contribution of 66 ?% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. The costs for the Plans were $2,767,000, $6,221,000 and $4,448,000 in 2002, 2001 and 2000, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

        Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program ("SUA"), a mandatory tax-deferred compensation program established under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. Each participant is automatically granted units, 15 days following the end of each calendar quarter based on participant's actual or assigned compensation reduction. The units are at all times fully vested and non-forfeitable. The units are to be settled on or after the third anniversary of the date of grant. We included the participants' deferral in compensation expense and recognized additional compensation expense of $758,000, $801,000, and $645,000 in 2002, 2001, and 2000, respectively, which represents the 15% excess over the amount actually deferred by the participants. During 2002, 2001, and 2000, we granted 115,477, 170,808, and 191,957 units, respectively, to the employees in the SUA. In 2002, we issued 99,230 shares of our common stock in connection with the SUA.

        Under the Directors' Retainer Fee Subplan, adopted in 2002, directors who are not our employees receive an annual retainer fee of $50,000. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock valued at $50,000 on the grant date or (iii) under a deferred compensation plan which provides deferred share units valued at $50,000 on the grant date which convert to freely sellable shares when the director retires from our board of directors. The cost of the Directors' Retainer Fee Subplan was $150,000 in 2002, and is included in other general and administrative expenses in the consolidated statement of income.

        In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"). The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our Common Stock at a 15% discount through automatic payroll deductions. The ESPP is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

(17) Earnings Per Share

        Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding to reflect our three-for-two stock split in December 2001. The average number of outstanding shares for the years ended December 31, 2002, 2001, and 2000 were 48.5 million, 47.9 million and 46.5 million, respectively.

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	2002	2001	2000
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$73,810	$78,895	$63,593

Shares of common stock and common stock equivalents:
Average number of common shares	48,464	47,886	46,489

Average shares used in basic computation	48,464	47,886	46,489
Effect of dilutive securities	539	803	839

Average shares used in diluted computation	49,003	48,689	47,328

Earnings per share:
Basic	$1.52	$1.65	$1.37

Diluted	$1.51	$1.62	$1.34

        At December 31, 2002, 2001 and 2000, approximately 759,000, 767,000 and 900,000 securities, respectively, were not included in the computation of diluted earnings per share because their effects would have been antidilutive.

(18) Commitments and Contingencies

  Lease commitments

        We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended December 31, 2002, 2001, and 2000 was $7.7 million, $6.0 million, and $4.6 million, respectively. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2003	$8,408
2004	7,677
2005	7,077
2006	4,772
2007	4,826
2008 and thereafter	23,444

Total	$56,204

  Other commitments

        Pursuant to employment agreements expiring in 2003 and 2004, we are obligated to pay six employees aggregate minimum compensation of $5.3 million in the year ending December 31, 2003 and $4.5 million in the year ending December 31, 2004. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate severance payments totaling the lower of $9.8 million or the remaining minimum compensation due, net of payments made through the termination date.

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

(19) Segment Reporting

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

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
2002
Total revenues	$346,040	$41,541	$387,581
Income (loss) before income tax expense	137,919	(10,666)	127,253
Identifiable assets	360,052	234,202	594,254
Capital purchases	10,144	3,523	13,667
2001
Total revenues	$351,041	$26,366	$377,407
Income (loss) before income tax expense	142,461	(6,349)	136,112
Identifiable assets	337,039	81,439	418,478
Capital purchases	12,065	1,488	13,553
2000
Total revenues	$306,805	$3,600	$310,405
Income (loss) before income tax expense	121,337	(8,341)	112,996
Identifiable assets	260,921	20,791	281,712
Capital purchases	11,689	1,811	13,500

        In 2002, capital purchases for international operations included approximately $678,000 primarily in relation to the acquisition of trading rights by our Hong Kong operations. These trading rights are classified as other intangibles in our consolidated statement of financial condition. All other capital purchases represent premises and equipment additions.

(20) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for our quarterly operations in 2002, 2001, and 2000. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

(20) Supplementary Financial Information (unaudited) (Continued)

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unaudited Year Ended December 31, 2002				Unaudited Year Ended December 31, 2001				Unaudited Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Total Revenues	$93,571	$96,874	$99,398	$97,738	$100,012	$90,805	$94,851	$91,739	$76,153	$75,679	$82,961	$75,612
Expenses:
Compensation and employee benefits	29,997	28,770	29,474	26,161	27,222	26,980	25,710	23,833	19,030	19,388	20,319	18,440
Transaction processing	13,727	13,160	11,664	11,908	11,752	11,904	12,920	12,955	11,828	10,496	10,945	10,709
Software royalties	3,772	4,563	5,387	5,921	6,228	5,868	6,011	5,619	4,475	4,914	5,810	4,988
Occupancy and equipment	7,574	7,311	6,851	6,281	4,981	5,836	5,141	4,680	4,433	4,317	4,307	3,896
Telecommunications and data processing services	4,888	4,279	4,040	4,246	3,997	3,958	3,356	3,775	3,267	2,754	3,265	3,033
Net (gain) loss on long-term investments	—	—	—	—	—	—	719	(1,028)	1,437	1,233	1,811	782
Restructuring charges	5,874	—	—	—	—	—	—	—	—	—	—	—
Other general and administrative	7,053	5,794	6,196	5,437	7,366	7,884	7,035	6,593	6,134	5,058	5,182	5,158

Total expenses	72,885	63,877	63,612	59,954	61,546	62,430	60,892	56,427	50,604	48,160	51,639	47,006

Income before income tax expense	20,686	32,997	35,786	37,784	38,466	28,375	33,959	35,312	25,549	27,519	31,322	28,606
Income tax expense	8,620	14,222	14,985	15,616	15,641	12,427	14,886	14,263	10,984	12,075	13,642	12,702

Net income	$12,066	$18,775	$20,801	$22,168	$22,825	$15,948	$19,073	$21,049	$14,565	$15,444	$17,680	$15,904

Basic earnings per share	$0.25	$0.39	$0.43	$0.45	$0.47	$0.33	$0.40	$0.44	$0.31	$0.33	$0.38	$0.35

Diluted earnings per share	$0.25	$0.39	$0.42	$0.45	$0.46	$0.33	$0.39	$0.44	$0.31	$0.32	$0.37	$0.34

Basic weighed average number of common shares outstanding	47,785	48,247	48,941	48,893	48,473	47,921	47,666	47,476	47,225	46,585	46,395	45,743

Diluted weighted average number of common shares outstanding	47,927	48,581	49,597	49,723	49,278	48,635	48,405	48,218	47,627	47,594	47,289	46,866

        Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year. All share and per share amounts have been retroactively restated to reflect our three-for-two stock split in December 2001.

(20) Supplementary Financial Information (unaudited) (Continued)

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unaudited Year Ended December 31, 2002				Unaudited Year Ended December 31, 2001				Unaudited Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Total Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	32.1	29.7	29.7	26.8	27.2	29.7	27.1	26.0	25.0	25.6	24.5	24.4
Transaction processing	14.7	13.6	11.7	12.2	11.7	13.1	13.6	14.1	15.5	13.9	13.2	14.2
Software royalties	4.0	4.7	5.4	6.1	6.2	6.5	6.3	6.1	5.9	6.5	7.0	6.6
Occupancy and equipment	8.1	7.5	6.9	6.4	5.0	6.4	5.4	5.1	5.8	5.7	5.2	5.2
Telecommunications and data processing services	5.2	4.4	4.1	4.3	4.0	4.4	3.5	4.1	4.3	3.6	3.9	4.0
Net (gain) loss on investments	0.0	0.0	0.0	0.0	0.0	0.0	0.8	(1.1)	1.9	1.6	2.2	1.0
Restructuring charges	6.3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Other general and administrative	7.5	6.0	6.2	5.5	7.4	8.7	7.5	7.2	8.1	6.7	6.2	6.8

Total expenses	77.9	65.9	64.0	61.3	61.5	68.8	64.2	61.5	66.5	63.6	62.2	62.2

Income before income tax expense	22.1	34.1	36.0	38.7	38.5	31.2	35.8	38.5	33.5	36.4	37.8	37.8
Income tax expense	9.2	14.7	15.1	16.0	15.7	13.6	15.7	15.5	14.4	16.0	16.4	16.8

Net income	12.9%	19.4%	20.9%	22.7%	22.8%	17.6%	20.1%	23.0%	19.1%	20.4%	21.4%	21.0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants reportable herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to this item is contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item is contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information with respect to this item is contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

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
10.2.1
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
10.3.4	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6	Third Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.7
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.8
Employment Agreement between ITG Inc. and Raymond L. Killian, Jr., dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.9	Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
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
21*	Subsidiaries of Company.
99.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
23*	Consent of KPMG LLP.

*
Filed herewith

(b)
Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated November 8, 2002 relating to the Hoenig acquisition and providing required financial statements of businesses acquired as well as required pro forma financial information, during the quarter ended December 31, 2002.

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

Dated: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. RUSSEL Robert J. Russel	Chief Executive Officer, President and Director	March 28, 2003
/s/ HOWARD C. NAPHTALI Howard C. Naphtali	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 28, 2003
/s/ ANGELO BULONE Angelo Bulone	Senior Vice President and Controller (Principal Accounting Officer)	March 28, 2003
/s/ FRANK E. BAXTER Frank E. Baxter	Director	March 28, 2003
/s/ J. WILLIAM BURDETT J. William Burdett	Director	March 28, 2003
/s/ NEAL S. GARONZIK Neal S. Garonzik	Director	March 28, 2003
/s/ RAYMOND L. KILLIAN, JR. Raymond L. Killian, Jr.	Chairman of the Board of Directors	March 28, 2003
/s/ WILLIAM I. JACOBS William I. Jacobs	Director	March 28, 2003
/s/ ROBERT L. KING Robert L. King	Director	March 28, 2003
/s/ MAUREEN O'HARA Maureen O'Hara	Director	March 28, 2003
/s/ MARK A. WOLFSON Mark A. Wolfson	Director	March 28, 2003

CERTIFICATION

I, Robert J. Russel, certify that:

        1.    I have reviewed this annual report on Form 10-K of Investment Technology Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ROBERT J. RUSSEL Robert J. Russel Chief Executive Officer and President

CERTIFICATION

I, Howard C. Naphtali, certify that:

        1.    I have reviewed this annual report on Form 10-K of Investment Technology Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ HOWARD C. NAPHTALI Howard C. Naphtali Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Description	Sequentially Numbered Page
2.1	Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 1998).
2.2	Distribution Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc. and JEF Holding Company, Inc. (incorporated by reference to Exhibit 2.2 to the Annual Report on Form 10-K for the year ended December 31, 1998).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1	Joint Venture Agreement, dated October 1, 1987, between Jefferies & Company, Inc. and BARRA, Inc. (formerly Barr Rosenberg Associates, Inc.) (incorporated by reference to Exhibit 10.1.1 to Registration Statement Number 33-76474 on Form S-1 as declared effective by the Securities and Exchange Commission on May 4, 1994 (the "Registration Statement")).
10.1.1	Exclusive Software License Agreement, dated October 1, 1987, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.2 to Registration Statement).
10.1.2	Amendment No. 1 to Exclusive Software License Agreement, dated August 1, 1990, between the POSIT Joint Venture and Jefferies & Company, Inc. (incorporated by reference to Exhibit 10.1.3 to Registration Statement).
10.1.3	Consent of BARRA, Inc. to the assignment to the Company of the interests of Jefferies & Company, Inc. in the Posit Joint Venture referenced in item 10.1.1 and rights in the Software License Agreement referenced in item 10.1.2 (incorporated by reference to Exhibit 10.1.4 to Registration Statement).
10.2	Execution Agreement, dated as of January 1, 1999, by and between W & D Securities, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.2 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.1	Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference to Exhibit 10.2.3 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.2	Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc. (incorporated by reference to Exhibit 10.2.4 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.2.3	Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc., JEF Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.5 to the Annual Report on Form 10-K for the year ended December 31, 1998).

10.2.4	Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among Jefferies Group, Inc., JEF Holding Company, Inc. and the Company (incorporated by reference to Exhibit 10.2.6 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors' Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2	Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
10.3.3	Amended Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.3.4	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6	Third Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.7	Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.3.8	Employment Agreement between ITG Inc. and Raymond L. Killian, Jr., dated July 1, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.9	Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.4	Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference to Exhibit 10.3.3 to Registration Statement).
10.4.1	First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference to Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).
10.4.2	Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited Partnership and the Company (incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.3	Third Amendment to Lease, dated as of March 13, 1998 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.4.4	Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.5	Lease, dated as of February 29, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.6	First Amendment to Lease, dated as of April 1, 2000, between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).
10.4.7	Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.8	First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.9	Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.10	Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.4.11	Lease dated March 10, 1995, between Boston Wharf Co. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.5	Form of QuantEX Software and Hardware License Agreement (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.6.1	Agreement and Plan of Merger, dated as of February 28, 2002, among ITG, Hoenig and Indigo (incorporated by reference to Exhibit 2.1 to ITG's Current Report on Form 8-K, filed March 4, 2002).
10.6.2	Voting Agreement, dated as of February 28, 2002, between ITG and the stockholders of Hoenig named therein (incorporated by reference to Exhibit 2.2 to ITG's Current Report on Form 8-K, filed March 4, 2002).
21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.
99.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*
Filed herewith

QuickLinks

2002 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
ITG U.S. Share Volume as Percentage of U.S. Market Volume
INDEPENDENT AUDITORS' REPORT
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Financial Condition (In thousands, except share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Income (In thousands, except per share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2002, 2001 and 2000 (In thousands, except share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Cash Flows (In thousands)
INVESTMENT TECHNOLOGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX