Form 10-Q
period 2003-03-28
INVESTMENT TECHNOLOGY GROUP INC
filed 2003-05-12
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2003	Commission file number: 0 – 23644

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95 – 2848406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

380 Madison Avenue, New York, New York	(212) 588 - 4000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

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

Yes ☒             No ☐

As of May 9, 2003, the Registrant had 47,220,699 shares of common stock, $0.01 par value, outstanding.

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

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Issues and Uncertainties - in our annual report on Form 10-K for the year ended December 31, 2002, which you are encouraged to read.

PART I.  -         FINANCIAL INFORMATION

Item 1.           Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 28, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$165,400	$180,970
Cash restricted or segregated	12,141	12,302
Securities owned, at fair value	86,454	75,644
Receivables from brokers, dealers and other, net	237,657	159,293
Investments in limited partnerships	26,396	26,104
Premises and equipment	27,274	28,999
Capitalized software	7,449	6,582
Goodwill and other intangibles	82,446	82,567
Deferred taxes	9,465	9,740
Other assets	11,142	12,053
Total assets	$665,824	$594,254

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$76,153	$83,350
Payables to brokers, dealers and other	212,440	139,138
Software royalties payable	3,160	4,122
Securities sold, not yet purchased, at fair value	17	37
Income taxes payable	15,843	11,098
Total liabilities	307,613	237,745
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,237,705 and 51,220,201 at March 28, 2003 and December 31, 2002, respectively	512	512
Additional paid-in capital	155,540	155,085
Retained earnings	298,514	292,025
Common stock held in treasury, at cost; shares: 4,047,158 and 3,689,722 at March 28, 2003 and December 31, 2002, respectively	(98,108)	(92,471)
Accumulated other comprehensive income:
Currency translation adjustment	1,753	1,358
Total stockholders’ equity	358,211	356,509
Total liabilities and stockholders’ equity	$665,824	$594,254

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Income (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 28, 2003	March 31, 2002
Revenues:
Commissions:
POSIT	$24,720	$46,586
Electronic Trading Desk	27,332	23,036
Client Site Trading Products	18,996	26,012
Other	2,463	2,104
Total revenues	73,511	97,738

Expenses:
Compensation and employee benefits	28,768	26,161
Transaction processing	10,094	11,908
Software royalties	3,116	5,921
Occupancy and equipment	7,662	6,281
Telecommunications and data processing services	4,490	4,246
Other general and administrative	7,140	5,437
Total expenses	61,270	59,954

Income before income tax expense	12,241	37,784

Income tax expense	5,752	15,616

Net income	$6,489	$22,168

Earnings per share:

Basic	$0.14	$0.45

Diluted	$0.14	$0.45

Basic weighted average number of common shares outstanding	47,337	48,893

Diluted weighted average number of common shares outstanding	47,353	49,723

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 28, 2003

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2003	$—	$512	$155,085	$292,025	$(92,471)	$1,358	$356,509

Issuance of common stock in connection with the employee stock unit award plan (29,608 shares) and the directors’ retainer fee subplan (556 shares)	—	—	(236)	—	757	—	521
Issuance of common stock in connection with the employee stock purchase plan (17,504 shares)	—	—	416	—	—	—	416
Stock-based compensation	—	—	275	—	—	—	275
Purchase of common stock for treasury (387,600 shares)	—	—	—	—	(6,394)	—	(6,394)

Comprehensive income:

Net income	—	—	—	6,489	—	—	6,489

Other comprehensive income:

Currency translation adjustment	—	—	—	—	—	395	395

Comprehensive income							6,884

Balance at March 28, 2003	$—	$512	$155,540	$298,514	$(98,108)	$1,753	$358,211

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 28, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$6,489	$22,168
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,118	3,965
Tax benefit from employee stock options	—	4,788
Deferred income tax expense	275	486
Provision for doubtful receivables	319	(599)
Stock-based compensation	286	207
Changes in operating assets and liabilities:
Cash restricted or segregated	161	—
Securities owned, at fair value	(10,810)	(95)
Receivables from brokers, dealers and other	(78,683)	(23,142)
Accounts payable and accrued expenses	(7,208)	(1,093)
Payables to brokers, dealers and other	73,302	22,771
Securities sold, not yet purchased, at fair value	(20)	(2,859)
Income taxes payable	4,745	(2,476)
Other, net	(343)	(928)
Net cash (used in) provided by operating activities	(6,369)	23,193

Cash flows from investing activities:
Capital purchases	(2,110)	(2,019)
Capitalization of software development costs	(1,900)	(1,560)
Net cash used in investing activities	(4,010)	(3,579)

Cash flows from financing activities:
Common stock issued	937	12,902
Common stock repurchased	(6,394)	—
Net cash (used in) provided by financing activities	(5,457)	12,902

Effect of foreign currency translation on cash and cash equivalents	266	(252)

Net (decrease) increase in cash and cash equivalents	(15,570)	32,264
Cash and cash equivalents – beginning of period	180,970	236,607
Cash and cash equivalents – end of period	$165,400	$268,871
Supplemental cash flow information:
Interest paid	$310	$239
Income taxes paid	$644	$12,750

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (“ITG”, the “Company”, “we” or “us”), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) Hoenig Group Inc. (since the date of its acquisition on September 3, 2002) and its operating affiliates, Hoenig & Co., Inc. and Hoenig (Far East) Limited (collectively, “Hoenig”), primarily agency soft dollar broker-dealers in equity securities in the U.S. and Hong Kong, (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. (“KTG”), a direct access provider in Canada, (7) ITG Hong Kong Ltd. (“ITG Hong Kong”), our start-up brokerage operation in Hong Kong, (8) ITG Software, Inc., our intangible property management subsidiary in the U.S., (9) ITG Software Solutions, Inc., our software development and maintenance subsidiary in the U.S. We provide equity trading services and transaction research to institutional investors, brokers and alternative investment funds and money managers in the U.S., Canada, Australia, Europe and Asia.

We are a financial technology firm that provides electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, access liquidity in multiple markets and achieve low-cost trade execution. We generate revenues on a “per transaction” basis for all orders executed. Our products include: POSIT, an electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; ITG ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/Opt, a computer-based equity portfolio optimization system; ITG Fair Value Model, a research tool providing a method for fair value calculations; TriAct, a continuous, intra-day trading vehicle; ITG WebAccess, a browser-based order routing tool; and ITG PRIME, a web-based portfolio risk analysis and management platform. In addition, we provide research, development, sales and consulting services to clients. Through Hoenig, we provide trade execution, independent research and other services to alternative investment funds and money managers in the U.S., Europe and Asia.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results. Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation.

The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K for the year ended December 31, 2002.

(2) Cash Restricted or Segregated

Cash restricted or segregated represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group, Inc. held in escrow for the benefit of Hoenig stockholders (see Note 4, Hoenig Acquisition), and (iii) a segregated account maintained by Hoenig & Co., Inc. under Rule 15c3-3 of the Securities and Exchange Act of 1934 (a) for the benefit of customers under certain directed brokerage arrangements and (b) deposits due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

(3) Stock-Based Compensation

At March 28, 2003, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 16 to our annual report on Form 10-K for the year ended December 31, 2002.

Until December 31, 2002, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based compensation expense was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the plans generally vest over periods ranging from three to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the quarter ended March 28, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 28, 2003	March 31, 2002
	(Dollars in thousands, except per share amounts)
Net income, as reported	$6,489	$22,168

Add:
Stock-based compensation expense included in reported net income, net of tax ($115 and nil for the quarter ended March 28, 2003 and March 31, 2002, respectively)	160	—

Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of tax ($1,265 and $1,338 for the quarter ended March 28, 2003 and March 31, 2002, respectively)	(1,756)	(1,834)
Net income, pro forma	$4,893	$20,334

Earnings per share:
Basic - as reported	$0.14	$0.45
Basic - pro forma	$0.10	$0.42
Diluted - as reported	$0.14	$0.45
Diluted - pro forma	$0.10	$0.41

(4) Hoenig Acquisition

On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. This $2.4 million cash deposit balance is classified in cash restricted or segregated and a corresponding liability is recorded as accounts payable and accrued expenses in our condensed consolidated statement of financial condition as of March 28, 2003.

Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 resulting from unauthorized trading in foreign securities by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.

In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig’s net assets as of September 3, 2002. At that date, the market value of two New York Stock Exchange (“NYSE”) memberships owned by Hoenig was $5.0 million. Hoenig’s carrying value for the NYSE memberships was $0.8 million. This resulted in a $4.2 million allocation of the purchase consideration to such memberships. In addition, approximately $0.5 million was allocated to the “Hoenig” trade name, which is being amortized over three years from the date of acquisition.  Also, a $3.7 million allowance has been provided in relation to certain deferred tax assets as it appears more likely than not that these assets will not be realized. In addition, we recorded liabilities totaling approximately $3.1 million principally in relation to (i) the severance provided to the former Hoenig Chief Executive Officer and certain other employees of Hoenig, and (ii) lease and contract termination costs in relation to the closure of Hoenig offices in London and Hong Kong as local personnel moved into ITG offices following the acquisition. All other assets acquired and liabilities assumed had fair values substantially equal to their historic book values. The remaining purchase consideration, or $57.0 million, was recorded as goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

The following is a summary of the allocation of the purchase price in the Hoenig acquisition (dollars in thousands):

Purchase price	$105,012
Acquisition costs	2,817
Total purchase price	$107,829

Historical net assets acquired	$53,435
Write-up of exchange seats and trading rights	4,200
Write-up of “Hoenig” trade name	486
Write-down of deferred tax assets	(3,659)
Liabilities for restructuring and integration costs incurred	(3,134)
Other, net	(543)
Goodwill	57,044
Total purchase price	$107,829

This business combination, accounted under the purchase method, was recorded using management’s estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management’s final evaluation; therefore, the information above is subject to change pending the final allocation of purchase price.

The following represents the summary unaudited pro forma condensed combined results of operations for the three month period ended March 31, 2002 as if the Hoenig acquisition had occurred at the beginning of the period presented (dollars in thousands, except per share data):

Three Months Ended March 31, 2002
Total revenues	$108,090
Net income	$22,234
Basic earnings per share	$0.45
Diluted earnings per share	$0.45

The pro forma results are not necessarily indicative of what would have occurred if the Hoenig acquisition had been in effect for the period presented, nor are they indicative of the results that will occur in the future.

(5) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles:

	Goodwill		Other Intangibles, Net
	March 28, 2003	December 31, 2002	March 28, 2003	December 31, 2002
	(Dollars in thousands)
U.S. Operations	$55,652	$55,643	$392	$432
International Operations	21,633	21,890	4,769	4,602
Total	$77,285	$77,533	$5,161	$5,034

On September 3, 2002, we recorded approximately $57.0 million of goodwill in relation to the completion of the Hoenig acquisition. See Note 4, Hoenig Acquisition. As of March 28, 2003 and December 31, 2002, goodwill also included an aggregate of $20.2 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the quarter ended March 28, 2003, no goodwill was deemed impaired and, accordingly, no write-off was required.

As of March 28, 2003 and December 31, 2002, other intangibles included (i) the software license acquired in 2001 from KastenNet ($4.1 million), (ii) the Hoenig trade name ($0.4 million), and (iii) certain trading rights principally in Hong Kong ($0.7 million). These other intangibles are amortized over their respective estimated useful life, which ranges from 3 to 15 years.

(6) Restructuring Charges

In December 2002, we reduced our cost structure through the decision to terminate 72 employees, including 54 personnel employed in our U.S. Operations and 18 personnel employed in our International Operations. The 72 terminations involved personnel in technology and development, in production services and in sales, trading, research and administration.

As a result of this decision, we recorded a $5.9 million charge consisting of severance and related costs. The following is a summary of the restructuring charges recognized in December 2002 and the remaining accruals at March 28, 2003 (dollars in thousands):

Total restructuring charges	$5, 874
Amount paid in 2002	1,414
Balance at December 31, 2002	4,460
Amount paid in 2003	3,514
Balance at March 28, 2003	$946

The amount accrued for severance is based upon our severance policy and the positions eliminated. Based upon current severance dates and the accrued severance at March 28, 2003, we expect to pay these amounts in the second quarter of 2003.

(7) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased:

	Securities Owned		Securities Sold, Not Yet Purchased
	March 28, 2003	December 31, 2002	March 28, 2003	December 31, 2002
	(Dollars in thousands)
Auction rate preferred stock	$69,250	$60,950	$—	$—
State and municipal government obligations	8,550	3,500	—	—
U.S. treasury securities	4,020	6,319	—	—
Corporate stocks	266	505	17	37
Other	4,368	4,370	—	—
Total	$86,454	$75,644	$17	$37

(8) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
	March 28, 2003	December 31, 2002	March 28, 2003	December 31, 2002
	(Dollars in thousands)
Customers	$178,159	$132,061	$201,611	$100,263
Clearing brokers and other	62,073	29,787	10,829	38,875
Allowance for doubtful receivables	(2,575)	(2,555)	—	—
Total	$237,657	$159,293	$212,440	$139,138

(9) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 28, 2003	December 31, 2002
	(Dollars in thousands)
Deferred compensation	$21,002	$21,676
Accrued soft dollar research payables	21,760	20,927
Accrued compensation and benefits	12,017	7,307
Trade payables	3,671	9,818
Accrued rent	2,272	2,372
Payable to Hoenig stockholders	2,365	2,365
Accrued restructuring costs	946	4,460
Other accrued expenses	12,120	14,425
Total	$76,153	$83,350

(10) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended
	March 28, 2003	March 31, 2002
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$6,489	$22,168
Shares of common stock and common stock equivalents:
Average shares used in basic computation	47,337	48,893
Effect of dilutive securities	16	830
Average shares used in diluted computation	47,353	49,723
Earnings per share:
Basic	$0.14	$0.45
Diluted	$0.14	$0.45

(11)                          Net Capital Requirement

ITG Inc., AlterNet and Hoenig & Co., Inc. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and Hoenig & Co., Inc. have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $250,000 for Hoenig & Co., Inc., or 6 2/3 % of aggregate indebtedness.

At March 28, 2003, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $98.0 million, $3.7 million and $7.1 million, respectively, of which $97.7 million, $3.6 million and $6.6 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian and European operations  had regulatory capital in excess of the minimum requirements applicable to each business as of March 28, 2003 of approximately $7.2 million, $1.6 million and $12.7 million, respectively.

In April 2003, we were advised by the Hong Kong Securities and Futures Commission (the “SFC”) that, based upon their interpretation of the regulatory capital rules applicable to certain banking facilities maintained by our Asian subsidiaries, such subsidiaries had not maintained sufficient regulatory capital at March 28, 2003.   Upon receipt of this advice from the SFC we re-structured our banking facilities and, as of April 29, 2003, our Asian operations had net capital of $7.4 million, which was $5.5 million in excess of the minimum required capital.  The restructuring of these facilities did not have an effect on our financial position or results of operations.

As of March 28, 2003, Hoenig & Co., Inc. held a $3.6 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

(12) Segment Reporting

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2 to our annual report on Form 10-K for the year ended December 31, 2002. Intersegment transactions that occur are based on specific criteria or approximate market prices. We allocate resources to and evaluate performance of our reportable segments based on income before income tax expense.

A summary of the segment financial information is as follows:

	U.S. Operations	International Operations	Consolidated
	(Dollars in thousands)
Three Months Ended March 28, 2003
Total revenues	$61,455	$12,056	$73,511
Income (loss) before income tax expense	14,957	(2,716)	12,241
Capital purchases	1,741	369	2,110

Three Months Ended March 31, 2002
Total revenues	$90,687	$7,051	$97,738
Income (loss) before income tax expense	41,147	(3,363)	37,784
Capital purchases	1,080	939	2,019

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

General

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

Revenues:

We generate substantially all of our revenues from the following three products and services (“Product Revenues”):

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

Revenues primarily consist of commissions from customers’ use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong. We record as POSIT revenue any order that is executed in the POSIT system regardless of the manner in which the order was submitted to POSIT, as well as orders executed in TriAct. We collect a commission from each side of a trade matched in POSIT or TriAct. We collect commissions from all orders executed through our SmartServers. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination other than POSIT, TriAct and SmartServers. We record as Client Site Trading Products revenue any order that is sent by our clients, through ITG’s Client Site Trading Product systems but without assistance from the Electronic Trading Desk, to any trade execution destination other than POSIT, TriAct and SmartServers. We also record within these products and services, commissions earned in connection with providing independent research, a practice commonly referred to as soft dollars. Commissions on soft dollar trades are reported net of the corresponding costs of independent research and other services. Other revenues include (a) interest income/expense, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers’ short settlement activities, (c) realized gains and losses in connection with our cash management and strategic investment activities, (d)

subscription revenues for routing services in the U.S. and direct access connectivity in Canada from KTG, and (e) income/loss from positions taken by ITG Canada as customer facilitations which are a customary practice in the Canadian marketplace.

Expenses:

Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, less the portion of salaries that is capitalized as part of our software development activities. Transaction processing expenses consist of floor brokerage and clearing fees as well as connection fees for use of certain third party execution services. Software royalties are payments to a subsidiary of Barra, Inc. (“Barra”), our POSIT joint venture partner. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Other general and administrative expenses include amortization of capitalized software costs, amortization of other intangibles as well as legal, audit, tax, consulting and promotional expenses.

Hoenig Acquisition

On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally. Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 resulting from unauthorized trading in foreign securities by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.  In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig’s net assets as of September 3, 2002. The excess of the purchase price over the estimated fair value of the net assets acquired was $57.0 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the United States of America could yield a materially different accounting result. Addressed below are the four policies where we believe that the estimations, judgments or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all of our significant accounting policies, including the critical accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies, to our annual report on Form 10-K for the year ended December 31, 2002.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of March 28, 2003, there was no impairment of goodwill. Other intangibles with definite lives continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

We recorded amortization expense related to other intangibles of approximately $0.1 million in each of the three-month periods ended March 28, 2003 and March 31, 2002. Such amortization expense is classified as other general and administrative expenses in our condensed consolidated statements of income. As of March 28, 2003, goodwill and other intangibles, net of accumulated amortization, recorded in our condensed consolidated statement of financial condition amounted to $77.3 million and $5.2 million, respectively. As of December 31, 2002, goodwill and other intangibles, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $77.5 million and $5.1 million, respectively.

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

Costs that are capitalized in accordance with SFAS No. 86 relate to new customer products or significant innovations to an existing customer product. After technological feasibility has been established, we capitalize direct labor costs for specific tasks involving development and implementation activities. Such capitalized costs include an allocation of expenses incurred by our software development subsidiary including rent, depreciation, utilities, supplies and employee benefits. The capitalization process continues until the product is released to customers, at which point amortization begins.

For computer software to be sold, leased or otherwise marketed, we are amortizing capitalized software costs using the straight-line method over the estimated economic useful life of the related product, the life of which is 24 months or less. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life of a product and changes in software and hardware technologies.

In addition, in accordance with the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to software costs capitalized pursuant to SOP 98-1 is based on the period such product is expected to provide future utility to us. During the three-month period ended March 28, 2003, we capitalized $0.6 million of costs in relation to the development of new financial reporting systems. Such costs were not subject to amortization as of March 28, 2003 as the underlying products were not yet ready for their intended use.

We recorded amortization expense related to capitalized software of approximately $1.1 million and $0.6 million during the three-month periods ended March 28, 2003 and March 31, 2002, respectively. As of March 28, 2003 and December 31, 2002, capitalized software, net of accumulated amortization, recorded in our condensed consolidated statement of financial condition amounted to $7.4 million and $6.6 million, respectively.

Soft Dollar Programs

Pursuant to the safe harbor provisions of Section 28(e) of the Exchange Act, we permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts so allocated for those purposes are commonly referred to as soft dollar arrangements. We are accounting for the cost of independent research and directed brokerage arrangements on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, and accordingly, payments relating to soft dollars are netted against the commission revenues. Prepaid soft dollar research balances are included in Receivables from Brokers, Dealers and Other and accrued soft dollar research payable balances are classified as Accounts Payable and Accrued Expenses in our consolidated statements of financial condition.

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

Our gross soft dollar commission revenue was $23.5 million and $5.8 million during the three-month periods ended March 28, 2003 and March 31, 2002, respectively. As of March 28, 2003, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $7.2 million (net of a $2.1 million allowance) and $21.8 million, respectively. As of December 31, 2002, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $5.6 million (net of a $2.3 million allowance) and $20.9 million, respectively.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

We recorded income tax expense of $5.8 million and $15.6 million during the three-month periods ended March 28, 2003 and March 31, 2002, respectively. As of March 28, 2003, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $9.5 million and $15.8 million, respectively. As of December 31, 2002, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $9.7 million and $11.1 million, respectively.

Results of Operations – Three Months Ended March 28, 2003 Compared to Three Months Ended March 31, 2002

Highlights

We faced a very challenging economic environment during the three months ended March 28, 2003 (“First Quarter 2003”). The continued weakness in the equity markets resulted in low levels of institutional trading activity both in the U.S. and international markets.

First Quarter 2003 includes three months of Hoenig operating results, following its September 3, 2002 acquisition. Hoenig contributed $7.9 million of revenues and $0.3 million of income before income taxes in First Quarter 2003.

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

Three Months Ended

	March 28, 2003	March 31, 2002
Revenues:
Commissions
POSIT	33.6	47.7
Electronic Trading Desk	37.2	23.6
Client Site Trading Products	25.8	26.6
Other	3.4	2.1
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	39.1	26.8
Transaction processing	13.7	12.2
Software royalties	4.2	6.1
Occupancy and equipment	10.4	6.4
Telecommunications and data processing services	6.1	4.3
Other general and administrative	9.8	5.5
Total expenses	83.3%	61.3%

Income before income tax expense	16.7	38.7

Income tax expense	7.9	16.0
Net income	8.8%	22.7%

Earnings Per Share:

Basic and diluted earnings per share for First Quarter 2003 decreased $0.31, or 69%, to $0.14 from $0.45 for the three months ended March 31, 2002 (“First Quarter 2002”).

Revenues:

Consolidated revenues decreased $24.2 million, or 25%, from $97.7 million in First Quarter 2002 to $73.5 million in First Quarter 2003. Revenues from U.S. operations decreased $29.2 million, or 32%, from $90.7 million to $61.5 million. Revenues from International Operations increased $5.0 million, or 71%, from $7.0 million to $12.0 million.  Total trading volume was 8.2 billion shares for First Quarter 2003 compared to 7.5 billion shares for First Quarter 2002.

There were 60 trading days in the U.S. markets in both First Quarter 2003 and First Quarter 2002.  Product Revenues per trading day from our U.S. operations decreased by $489,000, or 33%, from $1,498,000 to $1,009,000 despite the inclusion of Hoenig Product Revenues of $107,000 per trading day. Total trading volume in the U.S. decreased by 1.4 billion shares to 4.6 billion shares (averaging 76.7 million shares per trading day) in First Quarter 2003, of which Hoenig added 0.3 billion shares or 5.7 million shares per trading day, from 6.0 billion shares (averaging 99.7 million shares per trading day) in First Quarter 2002. U.S. Product Revenues per average number of employees decreased $70,000, or 34%, from $205,000 to $135,000. In First Quarter 2003, U.S. Product Revenues included $6.4 million relating to our Hoenig business, which also contributed 45 employees to the total U.S. headcount.

In First Quarter 2003, our International Product Revenues grew in excess of 50% over First Quarter 2002 in Europe, Canada and Hong Kong while Australian Product Revenues grew approximately 33%. Our European Product Revenues grew $1.9 million, or 65%, from $3.0 million to $4.9 million. Our Canadian Product Revenues increased by $1.4 million, or 75%, from $1.8 million to $3.2 million. In Hong Kong, we reported Product Revenues of $1.2 million in the First Quarter of 2003 primarily as a result of our September 2002 Hoenig acquisition. Our Hong Kong operations began generating revenues in June 2002.

Consolidated POSIT revenues decreased $21.9 million, or 47%, primarily as a result of lower U.S. share volume and a decrease in revenue capture per share resulting from competitive pricing in the program trading areas. This was partially offset by increased revenues from our European POSIT business. Consolidated POSIT revenues per trading day decreased by $364,000, or 47%, from $776,000 in First Quarter 2002 to $412,000 in First Quarter 2003. The number of shares crossed on the U.S. POSIT system decreased approximately 1.0 billion, or 45%, from 2.3 billion in First Quarter 2002 to 1.3 billion in First Quarter of 2003. The average number of shares crossed on the U.S. POSIT system per trading day decreased 17.1 million, or 45%, from 38.4 million in First Quarter 2002 to 21.3 million in First Quarter 2003. Our European POSIT business contributed $3.7 million in First Quarter 2003 from $2.4 million in First Quarter 2002; in Europe, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. In Europe, our POSIT share volumes increased 116% from 0.7 billion in the First Quarter 2002 to 1.6 billion First Quarter 2003 while revenues increased 54% reflecting a decline in contract values.

Electronic Trading Desk revenues increased $4.3 million, or 19% from $23.0 million in First Quarter 2002 to $27.3 million in First Quarter 2003. Our U.S. Electronic Trading Desk revenues increased $0.9 million, or 5%, with Hoenig’s U.S. business contributing $6.4 million to Electronic Trading Desk revenues. Our International Operations contributed $3.4 million of the total increase. Our Canadian trading desk business grew by $1.4 million, our European trading desk business grew by $0.6 million and our Australian trading desk business grew by $0.2 million. Our Asian trading desk business contributed $1.2 million, of which $1.0 million was added by Hoenig. Electronic Trading Desk revenues per trading day increased by $72,000, or

19%, from $384,000 in First Quarter 2002 to $456,000 in First Quarter 2003 primarily due to the acquisition of Hoenig.

We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients’ desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0030, or 15%, from $0.0194 in First Quarter 2002 to $0.0164 in First Quarter 2003 reflecting competitive pricing in the program trading business.

Client Site Trading Products revenues, which are only generated by our U.S. Operations, decreased $7.0 million, or 27%. Share volumes decreased 21% and our rates per share declined by 7%.  Client Site Trading Products revenues per trading day decreased by $117,000, or 27%, from $434,000 in First Quarter 2002 to $317,000 in First Quarter 2003.

Other revenues increased $0.4 million, or 17%, from $2.1 million in First Quarter 2002 to $2.5 million in First Quarter 2003.

Expenses:

The table below sets forth certain items in the consolidated statements of income and their variance over the periods indicated (dollars in thousands):

	Three Months Ended
	March 28, 2003	March 31, 2002	Change	% change
Compensation and employee benefits	$28,768	$26,161	$2,607	10.0
Transaction processing	10,094	11,908	(1,814)	(15.2)
Software royalties	3,116	5,921	(2,805)	(47.4)
Occupancy and equipment	7,662	6,281	1,381	22.0
Telecommunications and data processing services	4,490	4,246	244	5.7
Other general and administrative	7,140	5,437	1,703	31.3
Income tax expense	5,752	15,616	(9,864)	(63.2)

Compensation and employee benefits: Total compensation expense increased $2.6 million primarily due to our acquisition of Hoenig (accounting for a $3.9 million increase), partially offset by the savings achieved in First Quarter 2003 of approximately $2.4 million from our December 2002 restructuring.

U.S. compensation expense increased $0.9 million primarily from the addition of Hoenig’s U.S. compensation costs of $3.0 million (and headcount of 45) that were not present in First Quarter 2002, partially offset by the headcount reduction as part of the restructuring totaling $2.1 million.  Total U.S. headcount at March 28, 2003 was 444 compared to 443 at March 31, 2002 and reflects our headcount reduction in December 2002 offset by the increase in headcount from our Hoenig acquisition.

Total international compensation expense increased $1.7 million primarily from (i) the Hoenig acquisition (accounting for $0.9 million of the increase), (ii) increases in compensation in Australia, Canada and Europe ($1.3 million in the aggregate), partially offset by (iii) the headcount reduction as part of the December 2002 restructuring totaling $0.3 million.

Transaction processing: Consolidated transaction processing expenses decreased by $1.8 million from $11.9 million in First Quarter 2002 to $10.1 million in First Quarter 2003.

U.S. transaction processing costs declined by $3.0 million in First Quarter 2003 resulting, in part, from a rate decrease from our provider. Our ECN costs declined $2.4 million primarily resulting from a 13% decline in share volume executed through ECNs coupled with a 52% decrease in ECN rates.  This was partially offset by the inclusion of Hoenig transaction processing costs of $1.3 million.

International transaction processing costs increased $1.2 million in First Quarter 2003 primarily from the increase in total revenues in excess of 70% over First Quarter 2002 and the inclusion of Hoenig ($0.4 million).  Excluding Hoenig, transaction costs as a percent of total revenue declined to 19% in First Quarter 2003 from 22% in the First Quarter 2002.

Software royalties: Software royalties are contractually fixed as a percentage of POSIT revenues.  Accordingly, declines in our POSIT revenues resulted in declines in software royalty expense.

Occupancy and equipment: Consolidated occupancy and equipment costs, which are primarily comprised of fixed costs, increased $1.4 million from $6.3 million in First Quarter 2002 to $7.7 million in First Quarter 2003. Hoenig contributed $0.8 million of the increase while the remaining increase was primarily due to expiration of short-term sub-leases and additional depreciation expense on capital purchases.

U.S. occupancy and equipment costs increased $0.8 million primarily from the inclusion of Hoenig ($0.4 million) and a $0.2 million loss of sublease income on certain facilities in New York and California (as short-term sub-leases expired during the year ended December 31, 2002).

International occupancy and equipment costs increased $0.6 million of which Hoenig contributed $0.4 million.

Telecommunications and data processing services: Consolidated telecommunications and data processing services increased $0.3 million, or 6%, from $4.2 million in First Quarter 2002 to $4.5 million in First Quarter 2003.

In the U.S., telecommunication and data processing expenses remained relatively unchanged in First Quarter 2003 from First Quarter 2002. Continued efforts in cost management resulted in reductions in telecommunication rates and usage charges, which were offset by the inclusion of Hoenig’s costs.

International telecommunication and data processing expenses increased $0.4 million reflecting additional costs following the revenue growth in our respective foreign operations.

Other general and administrative: Consolidated general and administrative costs increased $1.7 million, or 31%, from $5.4 million in First Quarter 2002 to $7.1 million in First Quarter 2003.

U.S. other general and administrative expenses increased $1.4 million primarily from the inclusion of Hoenig ($0.6 million) and an increase in software amortization ($0.4 million) primarily due to our releases of new versions of ITG/Opt and QuantEx in the second half of 2002.

International other general and administrative expenses increased $0.3 million mostly reflecting increases in our Hong Kong start-up operations ($0.2 million).

Income Tax Expense

The effective tax rate increased to 47.0% in First Quarter 2003 from 41.3% in First Quarter 2002.  While the U.S. tax rate decreased lightly from 37.9% in First Quarter 2002 to 37.0% in First Quarter 2003, lower pre-tax income in the U.S. (a 64% decline) in conjunction with the non deductibility of our foreign losses resulted in an increase of our overall consolidated tax rate as a percentage of pre-tax income. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities.  These facilities are in the form of overdraft protection totaling approximately $20.5 million and are supported by $6.2 million in restricted cash deposits.

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.  We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, U.S treasury securities, mutual fund investments, common stock and warrants. At March 28, 2003, cash and cash equivalents and securities owned, at fair value amounted to $251.9 million and net receivables from brokers, dealers and other of $228.5 million were due within 30 days. In addition, we held $12.1 million of total cash in restricted or segregated bank accounts at March 28, 2003.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk. As of March 28, 2003, we had investments in limited partnerships totaling $26.4 million, of which $26.3 million were invested in marketable securities and $0.1 million were invested in a venture capital fund. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Cash flows used in operating activities were $6.4 million in First Quarter 2003 as compared to $23.2 million provided by operating activities in the First Quarter of 2002. The $29.6 million decrease is primarily attributable to the $15.7 million decrease in net income and a $13.3 million investment in auction rate preferred stock and state and municipal government obligations classified as Securities owned, at fair value in the condensed consolidated statement of financial condition. Net cash used in investing activities was $4.0 million in First Quarter 2003, a $0.4 million increase from the same period a year earlier as a result of increased capitalized software costs primarily in relation to the development of new financial reporting systems for internal use and the development of our strategy servers. Net cash used in financing activities was $5.5 million in First Quarter 2003 versus $12.9 million provided by financing activities in First Quarter 2002. This additional $18.4 million use of cash reflected purchases of our common stock totaling $6.4 million in First Quarter 2003 as part of our share repurchase program. Also, in First Quarter 2002, stock option exercises by employees provided $12.9 million of cash. There were no stock option exercises in First Quarter 2003 as the majority of exercisable options were out-of-the-money following the decline in our stock price.

As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During the quarter ended March 28, 2003, we purchased approximately 388,000 shares of our common stock at an average cost of $16.52 per share, totaling $6.4 million. We did not repurchase any shares of our common stock during the quarter ended March 31, 2002. As of March 28, 2003, we were authorized to repurchase up to approximately 2.6 million shares of common stock. The purchases are funded from our available cash resources. The share repurchase program may be suspended at any time.

Historically, all regulatory capital needs of ITG Inc., AlterNet and Hoenig & Co., Inc. have been provided by cash from operations. We believe that cash flows from operations will provide ITG Inc., AlterNet and Hoenig & Co., Inc. with sufficient regulatory capital. At March 28, 2003, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $98.0 million, $3.7 million and $7.1 million, respectively, of which $97.7 million, $3.6 million and $6.6 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 28, 2003 of approximately $7.2 million, $1.6 million and $12.7 million, respectively.

In April 2003, we were advised by the Hong Kong Securities and Futures Commission (the “SFC”) that, based upon their interpretation of the regulatory capital rules applicable to certain banking facilities maintained by our Asian subsidiaries, such subsidiaries had not maintained sufficient regulatory capital at March 28, 2003.  Upon receipt of this advice from the SFC we re-structured our banking facilities and, as of April 29, 2003, our Asian operations had net capital of $7.4 million, which was $5.5 million in excess of the minimum required capital requirements.  The restructuring of these facilities did not have an effect on our financial position or results of operations.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

As of March 28, 2003, Hoenig & Co., Inc. held a $3.6 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $127.0 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related ITG’s subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $127.0 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

As of March 28, 2003, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under six employment agreements at Hoenig. There has been no significant change to such arrangements and obligations since December 31, 2002. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a material effect on our results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Until December 31, 2002, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based compensation expense was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. See also Note 2, Stock-Based Compensation.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities (such as trusts, limited partnerships and limited liability companies) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 requires the identification of variable interest entities and the assessment of interests in a variable interest entity to decide whether to consolidate that entity. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity’s activities and the obligation to absorb an entity’s losses or right to receive expected residual results.

As of March 28, 2003, we had a 50% equity interest in the POSIT joint venture (with a subsidiary of Barra holding the other 50%), which we do not consolidate. The purpose of the POSIT joint venture is to develop and market POSIT globally. The POSIT joint venture’s revenues are derived from the licenses to ITG of the technology used to operate POSIT in the U.S. and internationally. Under the license agreements, we pay quarterly royalties to the POSIT joint venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. The related expenses are classified as Software royalties in our condensed consolidated statements of income.

In addition, as of March 28, 2003, we had investments in limited partnerships totaling $26.4 million, of which $26.3 million were invested in marketable securities and $0.1 million were invested in a venture capital fund. Such investments are classified as Investments in limited partnerships in our condensed consolidated statements of financial condition. We are accounting for these investments under the equity method, which approximates fair value, or at fair value as estimated by management. Gains and losses for changes in fair value are included in revenues in our condensed consolidated statements of income.

While we have not yet completed our analysis of the impact of Interpretation No. 46, we do not expect its adoption on July 1, 2003 to have a material effect on our results of operations, financial position or cash flows.

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

Date of the Meeting – May 7, 2003

Type of Meeting – Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

Frank E. Baxter

J. William Burdett

Neal S. Garonzik

William I Jacobs

Raymond L. Killian, Jr.

Robert L. King

Maureen O’Hara

Robert J. Russel

Mark A. Wolfson

At the meeting, with respect to the election of the directors, ratification of the appointment of KPMG LLP as our independent auditors for the 2003 fiscal year, and re-approval of the Pay-For-Performance Incentive Plan, the votes were cast in the following manner:

Election of Directors:

NAME	FOR	WITHHELD
	(Number of Shares)
Frank E. Baxter	42,471,236	82,625
J. William Burdett	42,501,666	52,195
Neal S. Garonzik	41,144,592	1,409,269
William I Jacobs	41,144,693	1,409,168
Raymond L. Killian, Jr.	42,239,443	314,418
Robert L. King	41,144,337	1,409,524
Maureen O’Hara	42,500,966	52,895
Robert J. Russel	42,498,373	55,488
Mark A. Wolfson	41,146,153	1,407,708

Ratification of the appointment of KPMG LLP as our independent auditors for the 2003 fiscal year:

Number of Shares
For	40,645,386
Against	1,899,063
Abstain	9,412

Re-approval of our Pay-For-Performance Incentive Plan:

Number of Shares
For	38,131,674
Against	4,241,172
Abstain	181,015

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

99.2                           Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

(B)         REPORTS ON FORM 8-K

We filed Current Reports on Form 8-K dated April 16, 2003 and May 5, 2003 relating, respectively, to our press release announcing financial results for the quarter ended March 28, 2003 and our press release announcing trading statistics for the month ended April 25, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date:	May 12, 2003	By:	/s/ Howard C. Naphtali
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer