Form 10-Q
period 2003-06-27
INVESTMENT TECHNOLOGY GROUP INC
filed 2003-08-11
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2003	Commission file number: 0 – 23644

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95 – 2848406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

380 Madison Avenue, New York, New York	(212) 588 - 4000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

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

Yes ☒                       No ☐

As of August 5, 2003, the Registrant had 47,273,756 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

QuantEX, Investment Technology Group, ITG and SmartServer are registered trademarks of the Investment Technology Group, Inc. companies. POSIT is a registered service mark of the POSIT Joint Venture. TriAct is a trademark of the POSIT Joint Venture. SPI SmartServer, VWAP SmartServer, ITG ACE, TCA, ITG WebAccess, ITG/Opt, ITG PRIME, ResRisk, Hoenig and AlterNet are trademarks of the Investment Technology Group, Inc. companies.

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

Item 1.                                   Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 27, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$195,169	$180,970
Cash restricted or segregated under regulations and other	13,078	12,302
Securities owned, at fair value	83,559	75,644
Receivables from brokers, dealers and other, net	302,788	159,293
Investments in limited partnerships	26,653	26,104
Premises and equipment	24,664	28,999
Capitalized software	8,035	6,582
Goodwill and other intangibles	82,531	82,567
Deferred taxes	9,929	9,740
Other assets	12,016	12,053
Total assets	$758,422	$594,254

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$89,358	$83,350
Payables to brokers, dealers and other	273,432	139,138
Software royalties payable	4,753	4,122
Securities sold, not yet purchased, at fair value	176	37
Income taxes payable	16,633	11,098
Total liabilities	384,352	237,745
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,237,705 and 51,220,201 at June 27, 2003 and December 31, 2002, respectively	512	512
Additional paid-in capital	156,030	155,085
Retained earnings	310,329	292,025
Common stock held in treasury, at cost; shares: 3,996,583 and 3,689,722 at June 27, 2003 and December 31, 2002, respectively	(96,882)	(92,471)
Accumulated other comprehensive income:
Currency translation adjustment	4,081	1,358
Total stockholders’ equity	374,070	356,509
Total liabilities and stockholders’ equity	$758,422	$594,254

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2003	June 30, 2002	June 27, 2003	June 30, 2002
Revenues:
Commissions:
POSIT	$34,343	$41,600	$59,063	$88,186
Electronic Trading Desk	31,791	23,880	59,123	46,916
Client Site Direct Access	20,128	31,410	39,124	57,422
Other	2,380	2,508	4,843	4,612
Total revenues	88,642	99,398	162,153	197,136

Expenses:
Compensation and employee benefits	30,438	29,474	59,206	55,635
Transaction processing	11,965	11,664	22,059	23,572
Software royalties	4,530	5,387	7,646	11,308
Occupancy and equipment	8,093	6,851	15,755	13,132
Telecommunications and data processing services	4,757	4,040	9,247	8,286
Other general and administrative	8,746	6,196	15,886	11,633
Total expenses	68,529	63,612	129,799	123,566

Income before income tax expense	20,113	35,786	32,354	73,570

Income tax expense	8,298	14,985	14,050	30,601

Net income	$11,815	$20,801	$18,304	$42,969

Earnings per share:

Basic	$0.25	$0.43	$0.39	$0.88

Diluted	$0.25	$0.42	$0.39	$0.87

Basic weighted average number of common shares outstanding	47,227	48,941	47,282	48,917

Diluted weighted average number of common shares outstanding	47,237	49,597	47,296	49,659

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 27, 2003

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2003	$—	$512	$155,085	$292,025	$(92,471)	$1,358	$356,509

Issuance of common stock in connection with the employee stock unit award plan (58,889 shares), the employee stock option plan (20,423) and the directors’ retainer fee subplan (1,427 shares)	—	—	(107)	—	1,983	—	1,876
Issuance of common stock in connection with the employee stock purchase plan (17,504 shares)	—	—	416	—	—	—	416
Stock-based compensation	—	—	636	—	—	—	636
Purchase of common stock for treasury (387,600 shares)	—	—	—	—	(6,394)	—	(6,394)

Comprehensive income:

Net income	—	—	—	18,304	—	—	18,304

Other comprehensive income:

Currency translation adjustment	—	—	—	—	—	2,723	2,723

Comprehensive income							21,027
Balance at June 27, 2003	$—	$512	$156,030	$310,329	$(96,882)	$4,081	$374,070

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 27, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$18,304	$42,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,236	8,014
Tax benefit from employee stock options	277	5,992
Deferred income tax (benefit) expense	(189)	208
Provision for doubtful accounts	472	(693)
Stock-based compensation	636	410
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(776)	—
Securities owned, at fair value	(7,915)	(4,588)
Receivables from brokers, dealers and other, net	(143,966)	(192,785)
Accounts payable and accrued expenses	6,007	3,231
Payables to brokers, dealers and other	134,293	189,918
Securities sold, not yet purchased, at fair value	140	118
Income taxes payable	5,536	(9,026)
Other, net	548	(3,216)
Net cash provided by operating activities	23,603	40,552

Cash flows from investing activities:
Purchase of premises and equipment	(3,036)	(6,195)
Capitalization of software development costs	(3,778)	(2,756)
Net cash used in investing activities	(6,814)	(8,951)

Cash flows from financing activities:
Common stock issued	2,016	15,567
Common stock repurchased	(6,394)	(31,397)
Net cash used in financing activities	(4,378)	(15,830)

Effect of foreign currency translation on cash and cash equivalents	1,788	1,254

Net increase in cash and cash equivalents	14,199	17,025
Cash and cash equivalents – beginning of period	180,970	236,607
Cash and cash equivalents – end of period	$195,169	$253,632
Supplemental cash flow information:
Interest paid	$593	$828
Income taxes paid	$8,850	$33,454

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

(2) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of Hoenig stockholders (see Note 4, Hoenig Acquisition), and (iii) a segregated account maintained by Hoenig & Co., Inc. under Rule 15c3-3 of the Securities and Exchange Act of 1934 (a) for the benefit of customers under certain directed brokerage arrangements and (b) consisting of deposits due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

(3) Stock-Based Compensation

At June 27, 2003, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 16, Employee and Non Employee Director Stock and Benefit Plans to our annual report on Form 10-K for the year ended December 31, 2002.

Until December 31, 2002, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based compensation expense was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the plans generally vest over periods ranging from three to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the quarter and six months ended June 27, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

In the quarter ended June 27, 2003, we awarded performance-based stock options to employees that only vest if certain three-year performance targets for 2003 to 2005 are achieved and recipients are continuously employed by ITG through January 1, 2006.  The costs related to these option awards in our condensed consolidated statement of income for the three and six months ended June 27, 2003 totaled $0.4 million.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 27, 2003	June 30, 2002	June 27, 2003	June 30, 2002

Net income, as reported	$11,815	$20,801	18,304	42,969

Add:
Stock-based compensation expense included in reported net income, net of taxes ($149 and nil for the three months ended June 27, 2003 and June 30, 2002, respectively; and $276 and nil for the six months ended June 27, 2003 and June 30, 2002, respectively)	212	—	360	—
Deduct:
Total stock-based compensation expense determined under Fair value based method for all awards, net of taxes ($1,160 and $1,264 for the three months ended June 27, 2003 and June 30, 2002, respectively and $2,594 and $2,348 for the six months ended June 27, 2003 and June 30, 2002, respectively)	(1,648)	(1,752)	(3,384)	(3,297)

Net income, pro forma	10,379	19,049	15,280	39,672
Earnings per share:
Basic – as reported	$0.25	$0.43	$0.39	$0.88
Basic – pro forma	$0.22	$0.39	$0.32	$0.81
Diluted – as reported	$0.25	$0.42	$0.39	$0.87
Diluted – pro forma	$0.22	$0.38	$0.32	$0.80

(4) Hoenig Acquisition

On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. This $2.4 million cash deposit balance is classified in cash restricted or segregated under regulations and other and a corresponding liability is recorded as accounts payable and accrued expenses in our condensed consolidated statement of financial condition as of June 27, 2003.

Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 resulting from unauthorized trading in foreign securities by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.

In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig’s net assets as of September 3, 2002. At that date, the market value of two New York Stock Exchange (“NYSE”) memberships owned by Hoenig was $5.0 million. Hoenig’s carrying value for the NYSE memberships was $0.8 million. This resulted in a $4.2 million allocation of the purchase consideration to such memberships. In addition, approximately $0.5 million was allocated to the “Hoenig” trade name, which is being amortized over three years from the date of acquisition.  Also, a $3.7 million allowance has been provided in relation to certain deferred tax assets as it appears more likely than not that these assets will not be realized. In addition, we recorded liabilities totaling approximately $3.1 million principally in relation to (i) the severance provided to the former Hoenig Chief Executive Officer and certain other employees of Hoenig, and (ii) lease and contract termination costs in relation to the closure of Hoenig offices in London and Hong Kong as local personnel moved into ITG offices following the acquisition. All other assets acquired and liabilities assumed had fair values substantially equal to their historic book values. The remaining purchase consideration, or $56.8 million, was recorded as goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

The following is a summary of the allocation of the purchase price in the Hoenig acquisition (dollars in thousands):

Purchase price	$105,012
Acquisition costs	2,817
Total purchase price	$107,829

Historical net assets acquired	$53,435
Write-up of exchange seats and trading rights	4,200
Write-up of “Hoenig” trade name	486
Write-down of deferred tax assets	(3,659)
Liabilities for restructuring and integration costs incurred	(3,093)
Other, net	(383)
Goodwill	56,843
Total purchase price	$107,829

This business combination, accounted under the purchase method, was recorded using management’s estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management’s final evaluation; therefore, the information above is subject to change pending the final allocation of purchase price.

The following represents the summary unaudited pro forma condensed combined results of operations for the three month period and six month period ended June 30, 2002 as if the Hoenig acquisition had occurred at the beginning of the period presented (dollars in thousands, except per share data):

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Total revenues	$112,441	$220,531
Net income	$15,112	$37,346
Basic earnings per share	$0.31	$0.76
Diluted earnings per share	$0.30	$0.75

The pro forma results are not necessarily indicative of what would have occurred if the Hoenig acquisition had been in effect for the period presented, nor are they indicative of the results that will occur in the future.

(5) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles:

	Goodwill		Other Intangibles, Net
	June 27, 2003	December 31, 2002	June 27, 2003	December 31, 2002
	(Dollars in thousands)

U.S. Operations	$56,775	$55,643	$351	$432
International Operations	20,359	21,890	5,046	4,602
Total	$77,134	$77,533	$5,397	$5,034

On September 3, 2002, we recorded approximately $56.8 million of goodwill in relation to the completion of the Hoenig acquisition. See Note 4, Hoenig Acquisition. As of June 27, 2003 and December 31, 2002, goodwill also included an aggregate of $20.2 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the quarter ended June 27, 2003, no goodwill was deemed impaired and, accordingly, no write-off was required.

As of June 27, 2003 and December 31, 2002, other intangibles included (i) the software license acquired in 2001 from KastenNet ($4.4 million and $3.9 million respectively), (ii) the Hoenig trade name $0.4 million, and (iii) certain trading rights principally in Hong Kong $0.7 million. These other intangibles are amortized over their respective estimated useful life, which ranges from 3 to 15 years.

(6) Restructuring Charges

In December 2002, we reduced our cost structure through the decision to terminate 72 employees, including 54 personnel employed in our U.S. Operations and 18 personnel employed in our International Operations. The 72 terminations involved personnel in technology and development, in production services and in sales, trading, research and administration.

As a result of this decision, we recorded a $5.9 million charge consisting of severance and related costs. The following is a summary of the restructuring charges recognized in December 2002 and the remaining accruals at June 27, 2003 (dollars in thousands):

Total restructuring charges	$5, 874
Amount paid in 2002	1,414
Balance at December 31, 2002	4,460
Amount paid in 2003	4,319
Balance at June 27, 2003	$141

The amount accrued for severance is based upon our severance policy and the positions eliminated. We have substantially completed the restructuring and the remaining liability primarily reflects final accruals for outplacement services.  We expect to pay these amounts in the third quarter of 2003.

(7) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased:

	Securities Owned		Securities Sold, Not Yet Purchased
	June 27, 2003	December 31, 2002	June 27, 2003	December 31, 2002
	(Dollars in thousands)
Auction rate preferred stock	$67,350	$60,950	$—	$—
State and municipal government obligations	10,350	3,500	—	—
U.S. treasury securities	1,003	6,319	—	—
Corporate stocks	130	505	176	37
Other	4,726	4,370	—	—
Total	$83,559	$75,644	$176	$37

(8) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
	June 27, 2003	December 31, 2002	June 27, 2003	December 31, 2002
	(Dollars in thousands)
Customers	$243,384	$132,061	$221,396	$100,263
Clearing brokers and other	62,004	29,787	52,036	38,875
Allowance for doubtful receivables	(2,600)	(2,555)	—	—
Total	$302,788	$159,293	$273,432	$139,138

(9) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 27, 2003	December 31, 2002
	(Dollars in thousands)
Deferred compensation	$21,505	$21,676
Accrued soft dollar research payables	22,191	20,927
Accrued compensation and benefits	17,192	7,307
Trade payables	11,616	9,818
Accrued rent	2,195	2,372
Payable to Hoenig stockholders	2,365	2,365
Accrued restructuring costs	141	4,460
Other accrued expenses	12,153	14,425
Total	$89,358	$83,350

(10) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 27, 2003	June 30, 2002

Three Months Ended
Net income for basic and diluted earnings per share	$11,815	$20,801
Shares of common stock and common stock equivalents:
Average shares used in basic computation	47,227	48,941
Effect of dilutive securities	10	656
Average shares used in diluted computation.	47,237	49,597
Earnings per share:
Basic	$0.25	$0.43
Diluted	$0.25	$0.42

Six Months Ended
Net income for basic and diluted earnings per share	$18,304	$42,969
Shares of common stock and common stock equivalents:
Average shares used in basic computation	47,282	48,917
Effect of dilutive securities	14	742
Average shares used in diluted computation.	47,296	49,659
Earnings per share:
Basic	$0.39	$0.88
Diluted	$0.39	$0.87

The following is a summary of antidulutive options not included in the detailed earnings per share computation (amounts in thousands):

	June 27, 2003	June 30, 2002
Three months ended	3,672	9
Six months ended	3,668	7

(11) Net Capital Requirement

ITG Inc., AlterNet and Hoenig & Co., Inc. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and Hoenig & Co., Inc. have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of $100,000 for AlterNet and $250,000 for Hoenig & Co., Inc., or 6 2/3 % of aggregate indebtedness.

At June 27, 2003, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $101.4 million, $4.1 million and $8.7 million, respectively, of which $101.1 million, $4.0 million and $7.7 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 27, 2003 of approximately $8.3 million, $2.4 million and $7.8 million, respectively.

In April 2003, we were advised by the Hong Kong Securities and Futures Commission (the “SFC”) that, based upon their interpretation of the regulatory capital rules applicable to certain banking facilities maintained by our Asian subsidiaries, such subsidiaries had not maintained sufficient regulatory capital at March 28, 2003.   Upon receipt of this advice from the SFC we re-structured our banking facilities and, as of April 29, 2003, our Asian operations had net capital of $7.4 million, which was $5.5 million in excess of the minimum required capital.  The restructuring of these facilities did not have an effect on our financial position or results of operations.  At June 27, 2003, our Asian operations had net capital of $6.6 million, which was $5.1 million in excess of the minimum required capital.

As of June 27, 2003, Hoenig & Co., Inc. held a $4.5 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended
Total revenues
June 27, 2003	$74,087	$14,555	$88,642
June 30, 2002	89,103	10,295	99,398
Income (loss) before income tax expense
June 27, 2003	21,286	(1,173)	20,113
June 30, 2002	38,054	(2,268)	35,786
Capital Purchases
June 27, 2003	619	308	927
June 30, 2002	3,441	735	4,176

Six Months Ended
Total revenues
June 27, 2003	$135,542	$26,611	$162,153
June 30, 2002	179,790	17,346	197,136
Income (loss) before income tax expense
June 27, 2003	36,244	(3,890)	32,354
June 30, 2002	79,201	(5,631)	73,570
Capital Purchases
June 27, 2003	2,360	676	3,036
June 30, 2002	4,521	1,674	6,195

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

Revenues primarily consist of commissions from customers’ use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong. We record as POSIT revenue any order that is executed in the POSIT system regardless of the manner in which the order was submitted to POSIT. We collect a commission from each side of a trade matched in POSIT.  Similarly, we collect a commission from each side of a trade matched in TriAct and from all orders executed through our SmartServers. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination (including TriAct and SmartServers) other than POSIT. We record as Client Site Trading Products revenue any order that is sent by our clients, through ITG’s Client Site Trading Product systems but without assistance from the Electronic Trading Desk, to any trade execution destination (including TriAct and SmartServers) other than POSIT. We also record within these products and services, commissions earned in connection with providing independent research, a practice commonly referred to as soft dollars. Commissions on soft dollar trades are reported net of the corresponding costs of independent research and other services. Other revenues include (a) interest income/expense, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers’ short settlement activities, (c) realized gains and losses in connection with our cash management and strategic investment activities, (d) subscription revenues for routing services in the U.S. and direct access connectivity in Canada from KTG, and (e) income/loss from positions taken by ITG Canada as customer facilitations (a customary practice in the Canadian marketplace) as well as income from same day interlisted arbitrage trading.

Expenses:

Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, and other general and administrative expenses. Compensation and employee benefits expenses include base salaries, bonuses, severance costs, stock based compensation, employment agency fees, part-time employee compensation, fringe benefits, including employer contributions for medical insurance, life insurance, retirement plans and payroll taxes, less the portion of salaries that is capitalized as part of our software development activities. Transaction processing expenses consist of floor brokerage and clearing fees as well as connection fees for use of certain third party execution services. Software royalties are payments to a subsidiary of Barra, Inc. (“Barra”), our POSIT joint venture partner. Occupancy and equipment expenses include rent, depreciation, amortization of leasehold improvements, maintenance, utilities and occupancy taxes. Telecommunications and data processing services include costs for computer hardware, infrastructure enhancements, data center equipment, market data services and voice, data, telex and network communications. Other general and administrative expenses include amortization of capitalized software costs, amortization of other intangibles as well as legal, audit, tax, consulting and promotional expenses.

Hoenig Acquisition

On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally. Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 resulting from unauthorized trading in foreign securities by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.  In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig’s net assets as of September 3, 2002. The excess of the purchase price over the estimated fair value of the net assets acquired was $56.8 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S.. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the U.S. could yield a materially different accounting result. Addressed below are the four policies where we believe that the estimations, judgments, applications or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all our significant accounting policies including the critical accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies, to our annual report on Form 10-K for the year ended December 31, 2002.

Accounting for Business Combinations, Goodwill and Other Intangibles

Determining the fair value of certain assets and liabilities acquired in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. For initial valuations, we retain valuation experts to provide us with independent fair value determinations of goodwill and other intangibles. In addition, we perform valuations based on internally developed models. Specifically, a number of different methods are used in estimating the fair value of acquired intangibles as well as testing goodwill and other intangibles for impairment. Such methods include the income approach and the market approach. Significant estimates and assumptions applied in these approaches include, but are not limited to, projections of future cash flows, the applicable discount rate, perpetual growth rates, and adjustments made to assess the characteristics and relative performance of similar assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of June 27, 2003, there was no impairment of goodwill. Other intangibles with definite lives continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

We recorded amortization expense related to other intangibles of approximately $0.1 million in each of the three-month periods ended June 27, 2003 and June 30, 2002 and $0.3 million and $0.2 million in the six-month periods ended June 27, 2003 and June 30, 2002, respectively.  Such amortization expense is classified as other general and administrative expenses in our condensed consolidated statements of income. As of June 27, 2003, goodwill and other intangibles, net of accumulated amortization, recorded in our condensed consolidated statement of financial condition amounted to $77.1 million and $5.4 million, respectively. As of December 31, 2002, goodwill and other intangibles, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $77.5 million and $5.0 million, respectively.

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

In addition, in accordance with the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to software costs capitalized pursuant to SOP 98-1 is based on the period such product is expected to provide future utility to us. During the three and six-month periods ended June 27, 2003, we capitalized $0.6 million and $1.2 million of costs, respectively, in relation to the development of new financial reporting systems. Such costs were not subject to amortization as of June 27, 2003 as the underlying products were not yet ready for their intended use.

We recorded amortization expense related to capitalized software of approximately $1.2 million and $0.5 million during the three-month periods ended June 27, 2003 and June 30, 2002 and $2.3 million and $1.1 million during the six-month periods ended June 27, 2003 and June 30, 2002, respectively. As of June 27, 2003 and December 31, 2002, capitalized software, net of accumulated amortization, recorded in our condensed consolidated statement of financial condition amounted to $8.0 million and $6.6 million, respectively.

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

Our gross soft dollar commission revenue was $30.8 million and $4.9 million during the three-month periods ended June 27, 2003 and June 30, 2002, respectively, and $54.3 million and $10.7 million during the six-month periods ended June 27, 2003 and June 30, 2002, respectively.  As of June 27, 2003, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $6.9 million (net of a $2.2 million allowance) and $22.2 million, respectively. As of December 31, 2002, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $5.6 million (net of a $2.3 million allowance) and $20.9 million, respectively.

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

We recorded income tax expense of $8.3 million and $15.0 million during the three-month periods ended June 27, 2003 and June 30, 2002 and $14.1 million and $30.6 million during the six-month periods ended June 27, 2003 and June 30, 2002, respectively. As of June 27, 2003, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $9.9 million and $16.6 million, respectively. As of December 31, 2002, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $9.7 million and $11.1 million, respectively.

Results of Operations – Three Months Ended June 27, 2003 Compared to Three Months Ended June 30, 2002

Highlights

The Second Quarter 2003 reflected an improvement in U.S. Posit volumes although Posit volumes declined by 15% as compared to the three months ended June 30, 2002 (“Second Quarter 2002”) in which we achieved record U.S. Posit volumes.  The international region recorded record revenues of $14.5 million or a 41% growth over the Second Quarter 2002.

Second Quarter 2003 includes three months of Hoenig operating results, following its September 3, 2002 acquisition. Hoenig contributed $11.4 million of revenues and $2.7 million of income before income taxes in Second Quarter 2003.

The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	June 27, 2003	June 30, 2002
Revenues:
Commissions:
POSIT	38.7	41.9
Electronic Trading Desk	35.9	24.0
Client Site Direct Access	22.7	31.6
Other	2.7	2.5
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	34.3	29.7
Transaction processing	13.5	11.7
Software royalties	5.1	5.4
Occupancy and equipment	9.1	6.9
Telecommunications and data processing services	5.4	4.1
Other general and administrative	9.9	6.2
Total expenses	77.3	64.0

Income before income tax expense	22.7	36.0

Income tax expense	9.4	15.1
Net income	13.3%	20.9%

Earnings Per Share:

Basic earnings per share for Second Quarter 2003 decreased $0.18, or 42%, from $0.43 in Second Quarter 2002 to $0.25, while diluted earnings per share decreased $0.17, or 40%, from $0.42 to $0.25.

Revenues:

Consolidated revenues decreased $10.8 million, or 11%, from $99.4 million in Second Quarter 2002 to $88.6 million in Second Quarter 2003. Revenues from U.S. Operations decreased $15.0 million, or 17%, from $89.1 million to $74.1 million although revenues included $9.8 million from our Hoenig operations.  Revenues from International Operations increased $4.3 million or 42% from $10.3 million to $14.6 million.   Total trading volume was 10.2 billion shares for Second Quarter 2003 compared to 8.7 billion shares in Second Quarter 2002.

There were 63 trading days in the U.S. markets in Second Quarter 2003 compared to 64 trading days in Second Quarter 2002.  Product Revenues per trading day from our U.S. Operations decreased by $202,000, or 15%, from $1,379,000 to $1,177,000 despite the inclusion of Hoenig product revenue of $159,000 per trading day in Second Quarter 2003.    The total trading volume in the U.S. decreased by 1.0 billion shares to 5.5 billion shares (averaging 87.0 million shares per trading day) in Second Quarter 2003, of which Hoenig added 0.5 billion shares or 7.9 million shares per trading day, from 6.5 billion shares (averaging 100.9 million shares per trading day) in Second Quarter 2002.  U.S. Product Revenues per average number of employees decreased $28,000, or 14%, from $195,000 to $167,000.

In Second Quarter 2003, our International Product Revenues grew by 39% over Second Quarter 2002. Our European product revenue grew $1.3 million, or 28%, from $4.7 million to $6.0 million. Our Canadian Product Revenues increased by $1.0 million, or 42% from $2.4 million to $3.4 million. In Australia, we reported Product Revenues of $1.5 million in Second Quarter 2003 unchanged from Second Quarter 2002.  In Hong Kong, we reported Product Revenues of $1.2 million in the Second Quarter 2003 primarily as a result of our September 2002 Hoenig acquisition.  Our Hong Kong operations began generating revenues in June 2002.

Consolidated POSIT revenues decreased $7.3 million, or 17%, in Second Quarter 2003 from Second Quarter 2002, principally reflecting lower U.S. share volume.  This was partially offset by increased volumes from our European POSIT business.  Consolidated POSIT revenues per trading day decreased by $105,000 or 16% from $650,000 in Second Quarter 2002 to $545,000 in Second Quarter 2003.   The number of shares crossed on the U.S. POSIT system decreased approximately 0.3 billion, or 15%, from 2.0 billion in Second Quarter 2002 to 1.7 billion in Second Quarter 2003. The average number of shares crossed on the U.S. POSIT system per trading day decreased 4.6 million, or 15%, from 31.6 million in Second Quarter 2002 to 27.0 million in Second Quarter 2003.  Our European POSIT business contributed  $4.4 million to consolidated POSIT revenues in Second Quarter 2003 as compared to $3.8 million in Second Quarter 2002.  In Europe, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. Although our POSIT share volumes in Europe increased 55% from 1.1 billion in Second Quarter 2002 to 1.7 billion in Second Quarter 2003, revenues increased only 16% reflecting a decline in contract values.

Electronic Trading Desk revenues increased $7.9 million, or 33% from $23.9 million in Second Quarter 2002 to $31.8 million in Second Quarter 2003. Our U.S. Electronic Trading Desk revenues increased $5.1 million or 26%, with Hoenig’s U.S. business contributing $10.0 million to Electronic Trading Desk revenues.  Our International Operations contributed $2.8 million of the total increase.  Our Canadian Electronic Trading Desk business grew by $0.9 million, our European trading desk grew by $0.7 million and our Australian trading desk business remained relatively unchanged.  Our Asian trading desk business contributed $1.1 million of which $1.0 million was added by Hoenig.  Electronic Trading Desk revenues per trading day increased by $132,000, or 35%, from $373,000 in Second Quarter 2002 to $505,000 in Second Quarter 2003 primarily due to the acquisition of Hoenig.

We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients’ desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0014, or 8%, from $0.0184 in Second Quarter 2002 to $0.0170 in Second Quarter 2003 reflecting competitive pricing in the program trading business.

Client Site Direct Access revenues, which are only generated by our U.S. Operations, decreased $11.3 million, or 36%.  Share volumes decreased 32% and our rates per share declined 6%. Client Site Direct Access revenues per trading day decreased by $171,000, or 35%, from $491,000 in Second Quarter 2002 to $320,000 in Second Quarter 2003.

Other revenues decreased $0.1 million, or 5%, from $2.5 million in Second Quarter 2002 to $2.4 million in Second Quarter 2003.

Expenses:

The table below sets forth certain items in the statements of income and their variance over the periods indicated (dollars in thousands):

	Three Months Ended
	June 27, 2003	June 30, 2002	Change	% change
Compensation and employee benefits	$30,438	$29,474	$964	3.3
Transaction processing	11,965	11,664	301	2.6
Software royalties	4,530	5,387	(857)	(15.9)
Occupancy and equipment	8,093	6,851	1,242	18.1
Telecommunications and data processing services	4,757	4,040	717	17.8
Other general and administrative	8,746	6,196	2,550	41.1
Income tax expense	8,298	14,985	(6,687)	(44.6)

Compensation and employee benefits: Total compensation expense increased $0.9 million primarily due to our acquisition of Hoenig (accounting for a $4.4 million increase) and the expense of stock based compensation comprised of performance based options of $0.4 million.  This was primarily offset by (i) the savings achieved in Second Quarter 2003 from our December 2002 restructuring, (ii) an increase in salaries capitalized for internal software and external customer products and (iii) a reduction in performance based employee benefits.

U.S. compensation expense decreased $0.2 million. The acquisition of Hoenig added $3.7 million to U.S. compensation costs (and headcount of 44) that were not present in Second Quarter 2002, partially offset by the headcount reduction as part of the restructuring approximating a $2.1 million savings and a reduction in performance based employee benefits.  Total U.S. headcount at June 27, 2003 was 443 compared to 460 at June 30, 2002 and reflects our headcount reduction in December 2002 offset by the increase in headcount of 44 employees from our Hoenig acquisition.

Total international compensation expense increased $1.1 million primarily from (i) the Hoenig acquisition (accounting for $0.7 million of the increase), (ii) increases in compensation in Australia and Canada  ($0.6 million in the aggregate) and (iii) additional severance of $0.4 million for international staffing reductions in Second Quarter 2003, partially offset by the headcount reduction as part of the December 2002 restructuring.

Transaction processing: Consolidated transaction processing expenses increased by $0.3 million from $11.7 million in Second Quarter 2002 to $12.0 million in Second Quarter 2003.

U.S. transaction processing costs declined by $1.1 million in Second Quarter 2003 resulting, in part, from rate reduction from our clearance and settlement provider and execution providers and a decrease in share volume executed.    This was partially offset by the inclusion of Hoenig transaction processing costs of $1.9 million.

International transaction processing costs increased $1.4 million in Second Quarter 2003 primarily from the increase in total revenues in excess of 40% over Second Quarter 2002 and the inclusion of Hoenig transaction processing costs of $0.5 million.

Software royalties: Software royalties are contractually fixed as a percentage of POSIT revenues.  The decrease is entirely attributable to a decrease in POSIT revenues.

Occupancy and equipment: Consolidated occupancy and equipment costs, which are primarily comprised of fixed costs, increased $1.2 million from $6.9 million in Second Quarter 2002 to $8.1 million in Second Quarter 2003.

U.S. occupancy and equipment costs increased $0.8 million primarily from the inclusion of Hoenig and lease and management expenses for business continuity services.

International occupancy and equipment costs increased $0.4 million of which Hoenig contributed $0.3 million.

Telecommunications and data processing services:  Consolidated telecommunications and data processing services increased $0.7 million, or 18%, from $4.0 million in Second Quarter 2002 to $4.7 million in Second Quarter 2003.

In the U.S., telecommunication and data processing expenses increased by $0.7 million in Second Quarter 2003 from Second Quarter 2002, primarily due to our acquisition of Hoenig.

International telecommunication and data processing expenses in Second Quarter 2003 remained relatively unchanged from Second Quarter 2002.

Other general and administrative: Consolidated general and administrative costs increased $2.5 million, or 41%, from $6.2 million in Second Quarter 2002 to $8.7 million in Second Quarter 2003.

U.S. other general and administrative expenses increased $2.4 million primarily from the inclusion of Hoenig ($0.5 million), an increase in software amortization ($0.7 million) primarily due to our releases of new versions of ITG/Opt and QuantEx in the second half of 2002 and the combination of development consulting pertaining to our new product initiatives, together with certain non-recurring consulting activities and short-term projects  including in relation to the mandates of the Sarbanes-Oxley Act.

International other general and administrative expenses increased $0.1 million mostly reflecting increases in our Hong Kong start-up operations.

Income Tax Expense

The effective tax rate decreased slightly to 41.3% in Second Quarter 2003 from 41.9% in Second Quarter 2002.  This was primarily due to a decrease in U.S. effective tax rate to 37.6% in Second Quarter 2003 from 39.1% in Second Quarter 2002; partially offset by our International operations where ITG Canada reported pre-tax profit of $0.8 million in Second Quarter 2003 versus a pre-tax loss of $0.2 million in Second Quarter 2002.

Our tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations – Six Months Ended June 27, 2003 Compared to Six Months Ended June 30, 2002

The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Six Months Ended
	June 27, 2003	June 30, 2002
Revenues:
Commissions:
POSIT	36.4	44.7
Electronic Trading Desk	36.5	23.8
Client Site Direct Access	24.1	29.1
Other	3.0	2.4
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.5	28.2
Transaction processing	13.6	12.0
Software royalties	4.7	5.7
Occupancy and equipment	9.7	6.7
Telecommunications and data processing services	5.7	4.2
Other general and administrative	9.8	5.9
Total expenses	80.0	62.7

Income before income tax expense	20.0	37.3

Income tax expense	8.7	15.5

Net income	11.3%	21.8%

Earnings Per Share:

Basic earnings per share for the six months ended June 27, 2003 (“First Half 2003”) decreased $0.49, or 56%, from $0.88 for the six months ended June 30, 2002 (“First Half 2002”) to $0.39, while diluted earnings per share decreased $0.48, or 55%, from $0.87 to $0.39.

Revenues:

Consolidated revenues decreased $35.0 million, or 18%, from $197.1 million to $162.1 million. Revenues from U.S. Operations decreased $44.3 million, or 25%, from $179.8 million to $135.5 million although revenues included $16.2 million from our Hoenig operations.  Revenues from International Operations increased $9.3 million, or 54%, from $17.3 million to $26.6 million.

There were 123 trading days in the U.S. markets in First Half 2003 compared to 124 trading days in First Half 2002.  Product Revenues per trading day from our U.S. Operations decreased by $341,000, or 24%, from $1,436,000 to $1,095,000 despite the inclusion of Hoenig Product revenue of $134,000 per trading day.  The total trading volume in the U.S. decreased by 2.3 billion shares to 10.1 billion shares (averaging 82.1 million shares per trading day) in First Half 2003, of which Hoenig added 0.9 billion shares or 7.0 million shares per trading day, from 12.4 billion shares (averaging 100.3 million shares per trading day) in First Half 2002.  U.S. Product Revenues per average number of employees decreased $98,000, or 24%, from $401,000 to $303,000.

In First Half 2003, International Product Revenues grew by 57% over the First Half of 2002. Our European product revenue grew $3.3 million, or 43%, from $7.7 million to $11.0 million. Our Canadian Product Revenues increased by $2.3 million, or 53% from $4.3 million to $6.6 million. In Australia, we reported Product Revenues of $2.7 million in First Half 2003 as compared to $2.4 million in First Half 2002, a $0.3 million or 12% increase.  In Hong Kong, we reported Product Revenues of $2.3 million in the First Half 2003 primarily as a result of our September 2002 Hoenig acquisition.  Our Hong Kong operations began generating revenues in June 2002.

Consolidated POSIT revenues decreased $29.1 million, or 33%, principally reflecting lower U.S. share volume.  This was partially offset by increased volumes from our European POSIT business.  Consolidated POSIT revenues per trading day decreased by $231,000 or 33% from $711,000 in First Half 2002 to $480,000 in First Half 2003.   The number of shares crossed on the U.S. POSIT system decreased approximately 1.3 billion, or 30%, from 4.3 billion in First Half 2002 to 3.0 billion in First Half 2003. The average number of shares crossed on the U.S. POSIT system per trading day decreased 10.7 million, or 31%, from 34.9 million in First Half 2002 to 24.2 million in First Half 2003.  Our European POSIT business contributed  $8.2 million to consolidated POSIT revenues in First Half 2003 as compared to $6.2 million in First Half 2002.  In Europe, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. Our European POSIT share volumes increased 83% from 1.8 billion in First Half 2002 to 3.3 billion in First Half 2003 while revenues increased only 32%, reflecting a decline in contract values.

Electronic Trading Desk revenues increased $12.2 million, or 26% from $46.9 million in First Half 2002 to $59.1 million in First Half 2003. Our U.S. Electronic Trading Desk revenues increased $6.0 million or 15%, with Hoenig’s U.S. business contributing $16.5 million to Electronic Trading Desk revenues.  Our International Operations contributed $6.2 million of the total increase.  Our Canadian Electronic Trading Desk business grew by $2.3 million, our European trading desk grew by $1.3 million and our Australian trading desk business grew by $0.3 million.  Our Asian trading desk business contributed $2.3 million primarily from the addition of Hoenig.  Electronic Trading Desk revenues per trading day increased by $102,000, or 27%, from $378,000 in First Half 2002 to $480,000 in First Half 2003 primarily due to the acquisition of Hoenig.

We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients’ desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0025, or 13%, from $0.0189 in First Half 2002 to $0.0168 in First Half 2003 reflecting competitive pricing in the program trading business.

Client Site Direct Access revenues, which are only generated by our U.S. Operations, decreased $18.3 million, or 32%.  Share volumes decreased 27% and our rates per share declined by 7%. Client Site Direct Access revenues per trading day decreased by $145,000, or 31%, from $463,000 in First Half 2002 to $318,000 in First Half 2003.

Other revenues increased $0.2 million, or 5%, from $4.6 million in First Half 2002 to $4.8 million in First Half 2003.

Expenses:

The table below sets forth certain items in the statements of income and their variance over the periods indicated (dollars in thousands):

	Six Months Ended
	June 27, 2003	June 30, 2002	Change	% Change
Compensation and employee benefits	$59,206	$55,635	$3,571	6.4
Transaction processing	22,059	23,572	(1,513)	(6.4)
Software royalties	7,646	11,308	(3,662)	(32.4)
Occupancy and equipment	15,755	13,132	2,623	20.0
Telecommunications and data processing services	9,247	8,286	961	11.6
Other general and administrative	15,886	11,633	4,253	36.6
Income tax expense	14,050	30,601	(16,551)	(54.1)

Compensation and employee benefits: Total compensation expense increased $3.6 million primarily due to our acquisition of Hoenig (accounting for a $8.3 million increase) and the expense of stock based compensation comprised of performance based options of $0.6 million, partially offset by the savings achieved in First Half 2003 from our December 2002 restructuring and an additional reduction in international staffing in Second Quarter 2003.

U.S. compensation expense increased $0.7 million.  Our acquisition of Hoenig added $6.7 million to U.S. compensation costs (and headcount of 44) that were not present in First Half 2002.  This was partially offset by the savings achieved in the First Half 2003 from our December 2002 restructuring that approximated $4.1 million and we also had declines in other benefits such as bonus, profit share accounts and other fringe related benefits of approximately $3.0 million as a result of not meeting profit based measures in the First Half 2003.  Total U.S. headcount at June 27, 2003 was 443 compared to 460 at June 30, 2002 and reflects our headcount reduction in December 2002 offset by the increase in headcount from our Hoenig acquisition.

Total international compensation expense increased $2.8 million primarily from (i) the Hoenig acquisition (accounting for $1.5 million of the increase), (ii) increases in compensation in Australia, Canada and Europe and (iii) additional severance of $0.4 million for international staffing reductions in Second Quarter 2003, partially offset by the headcount reduction as part of the December 2002 restructuring.

Transaction processing: Consolidated transaction processing expenses decreased by $1.5 million from $23.6 million in First Half 2002 to $22.1 million in First Half 2003.

U.S. transaction processing costs declined by $4.1 million in First Half 2003 resulting, in part, from rate decreases from our clearance and settlement, and execution providers and a reduction in ticket charges as a result of a decline in ticket volume. Our ECN costs declined $2.5 million primarily from a 1.0% decline in share volume executed through ECNs coupled with a 36% decrease in ECN rates.  This was partially offset by the inclusion of Hoenig transaction processing costs of $3.1 million.

 International transaction processing costs increased $2.6 million in First Half 2003 primarily from the increase in total revenues in excess of 50% over First Half 2002 and the inclusion of Hoenig ($0.9 million).

Software royalties: Software royalties are contractually fixed as a percentage of POSIT revenues.  The decrease is entirely attributable to a decrease in POSIT revenues.

Occupancy and equipment: Consolidated occupancy and equipment costs, which are primarily comprised of fixed costs, increased $2.6 million from $13.1 million in First Half 2002 to $15.7 million in First Half 2003. Hoenig contributed $1.6 million of the increase while the remaining increase was primarily due to lease and management expenses for business continuity services.

U.S. occupancy and equipment costs increased $1.7 million primarily from the inclusion of Hoenig and lease and management expenses for business continuity services.

International occupancy and equipment costs increased $0.9 million of which Hoenig contributed $0.7 million.

Telecommunications and data processing services: Consolidated telecommunications and data processing services increased $1.0 million, or 12%, from $8.3 million in First Half 2002 to $9.3 million in First Half 2003.

In the U.S., telecommunication and data processing expenses increased by $0.6 million in First Half 2003 from First Half 2002, primarily due to our acquisition of Hoenig.

International telecommunication and data processing expenses increased $0.4 million in First Half 2003 reflecting operating growth in our international operations.

Other general and administrative: Consolidated general and administrative costs increased $4.3 million, or 37%, from $11.6 million in First Half 2002 to $15.9 million in First Half 2003.

U.S. other general and administrative expenses increased $3.8 million primarily from the inclusion of Hoenig ($1.1 million), an increase in software amortization ($1.1 million) primarily due to our releases of new versions of ITG/Opt and QuantEx in the second half of 2002 and the combination of development consulting pertaining to our new product initiatives, together with certain non-recurring consulting activities and short-term projects including in relation to the mandates of the Sarbanes-Oxley Act.

International other general and administrative expenses increased $0.5 million in First Half 2003 mostly reflecting increases in our Hong Kong start-up operations.

Income Tax Expense

The effective tax rate increased to 43.4% in First Half 2003 from 41.6% in First Half 2002.  While the U.S. tax rate decreased from 38.5% in First Half 2002 to 37.3% in First Half 2003, lower pre-tax income in the U.S. (a 54% decline) in conjunction with the non-deductibility of our foreign losses resulted in an increase in our overall consolidated tax rate as a percentage of pre-tax income.

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

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.  We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, U.S treasury securities, mutual fund investments, common stock and warrants. At June 27, 2003, cash and cash equivalents and securities owned, at fair value amounted to $278.7 million and net receivables from brokers, dealers and other due within 30 days totaled $293.3 million. In addition, we held $13.1 million of total cash in restricted or segregated bank accounts at June 27, 2003.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk. As of June 27, 2003, we had investments in limited partnerships totaling $26.7 million, of which $26.6 million were invested in marketable securities and $0.1 million, were invested in a venture capital fund. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short-term price movements.

On June 11, 2003, we acquired a 25% interest in Radical Corporation, a provider of an equity front-end software-trading platform, for $750,000.  In addition, we have the right to purchase the remaining 75% interest in Radical Corporation during the first half 2004.  The additional purchase price is contingent upon performance as per a defined calculation in the purchase agreement and will not exceed $18.0 million.  We are under no obligation to exercise our right to purchase the remaining shares in Radical Corporation.

Cash flows provided by operating activities were $23.6 million in First Half 2003 as compared to $40.6 million provided by operating activities in the First Half of 2002. The $17.0 million decrease was primarily attributable to (i) a $24.7 million decrease in net income, (ii) a $5.7 million decrease in tax benefit from employee stock option exercises, (iii) a $3.3 million increase in Securities owned, at fair value from treasury activities, offset by $2.2 million increase in depreciation and amortization expense related to capitalized software, fixed assets, leasehold improvements and intangible assets, (iv) an increase of $14.5 million in income taxes payable arising from tax payments made in the First Half 2002 for the tax year ending December 31, 2001 and (v) other changes in working capital. Net cash used in investing activities was $6.8 million in First Half 2003, a $2.1 million decrease from the same period a year earlier as a result of a decrease in capital purchases partially offset by increased capitalized software costs primarily attributable to the development of new financial reporting systems for internal use and the development of our strategy servers. Net cash used in financing activities was $4.4 million in First Half 2003 versus $15.8 million in First Half 2002. This decrease of $11.4 million resulted from $25.0 million reduction in purchases of our common stock as part of our share repurchase program offset by a $13.6 million reduction in common stock issued under our employee stock option plan as the majority of exercisable options were out-of-the-money following the decline in our stock price.

As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During the First Half 2003, we purchased approximately 388,000 shares of our common stock at an average cost of $16.50 per share, totaling $6.4 million. We repurchased 825,000 shares of our common stock during First Half 2002 totaling $31.4 million. As of June 27, 2003, we were authorized to repurchase up to approximately 2.6 million shares of common stock. The purchases are funded from our available cash resources. The share repurchase program may be suspended at any time.

Historically, all regulatory capital needs of ITG Inc., AlterNet and Hoenig & Co., Inc. have been provided by cash from operations. We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and Hoenig & Co., Inc. with sufficient regulatory capital. At June 27, 2003, ITG Inc., AlterNet and Hoenig & Co., Inc. had net capital of $101.4 million, $4.1 million and $8.7 million, respectively, of which $101.1 million, $4.0 million and $7.7 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 27, 2003 of approximately $8.3 million, $2.4 million and $7.8 million, respectively.

In April 2003, we were advised by the Hong Kong Securities and Futures Commission (the “SFC”) that, based upon their interpretation of the regulatory capital rules applicable to certain banking facilities maintained by our Asian subsidiaries, such subsidiaries had not maintained sufficient regulatory capital at March 28, 2003.  Upon receipt of this advice from the SFC we re-structured our banking facilities and, as of April 29, 2003, our Asian operations had net capital of $7.4 million, which was $5.5 million in excess of the minimum required capital requirements.  The restructuring of these facilities did not have an effect on our financial position or results of operations.  At June 27, 2003, our Asian operations had net capital of $6.6 million, which was $5.1 million in excess of the minimum capital requirements.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

As of June 27, 2003, Hoenig & Co., Inc. held a $4.5 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements. In addition, Hoenig & Co., Inc. computes a deposit due on any fail to receive/deliver for foreign securities of their customers transacted through its foreign affiliates.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $127.0 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $127.0 million cap. However, transactions are collateralized by the underlying security, thereby reducing the risk associated with a security transaction to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of counterparties and customers.

As of June 27, 2003, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under six employment agreements at Hoenig. There has been no significant change to such arrangements and obligations since December 31, 2002. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2002.

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

As of June 27, 2003, we had investments in limited partnerships totaling $26.7 million, of which $26.6 million were invested in marketable securities and $0.1 million, were invested in a venture capital fund. Such investments are classified as Investments in limited partnerships in our condensed consolidated statements of financial condition. We are accounting for these investments under the equity method, which approximates fair value, or at fair value as estimated by management. Gains and losses for changes in fair value are included in revenues in our condensed consolidated statements of income.

We have substantially completed our analysis of the impact of Interpretation No. 46 and  we do not expect its adoption to have a material effect on our results of operations, financial position or cash flows.

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

Item 5.                                   Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6.                                   Exhibits and Reports on Form 8-K

(A)       EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

10.1	Fourth Amended and Restated Stock Unit Award Program (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

(B)         REPORTS ON FORM 8-K

We filed Current Reports on Form 8-K dated July 28, 2003, August 4, 2003, July 8, 2003 and June 9, 2003 relating, respectively, to our press release announcing financial results for the quarter ended June 27, 2003 and our press releases announcing trading statistics for the months ended July 25, 2003, June 27, 2003 and May 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 11, 2003	By:	/s/ Howard C. Naphtali
Howard C. Naphtali Chief Financial Officer and Duly Authorized Signatory of Registrant