Form 10-Q
period 2003-09-26
INVESTMENT TECHNOLOGY GROUP INC
filed 2003-11-07
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2003	Commission file number: 0 – 23644

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95 – 2848406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

380 Madison Avenue, New York, New York	(212) 588 - 4000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

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

Yes ☒        No ☐

As of November 03, 2003 the Registrant had 46,730,088 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

QuantEX, Investment Technology Group, ITG, TCA and SmartServer are registered trademarks of the Investment Technology Group, Inc. companies. POSIT is a registered service mark of the POSIT Joint Venture. TriAct is a trademark of the POSIT Joint Venture. SPI SmartServer, VWAP SmartServer, ITG ACE, ITG WebAccess, ITG/Opt, ITG PRIME, ResRisk, Hoenig and AlterNet are trademarks of the Investment Technology Group, Inc. companies.

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

Item 1.            Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 26, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$195,290	$180,970
Cash restricted or segregated under regulations and other	15,428	12,302
Securities owned, at fair value	84,266	75,644
Receivables from brokers, dealers and other, net	600,736	159,293
Investments in limited partnerships	26,472	26,104
Premises and equipment	22,074	28,999
Capitalized software	8,446	6,582
Goodwill	77,132	77,533
Other intangibles	5,234	5,034
Deferred taxes	9,096	9,740
Other assets	13,623	12,053
Total assets	$1,057,797	$594,254

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$94,005	$83,350
Payables to brokers, dealers and other	564,311	139,138
Software royalties payable	4,948	4,122
Securities sold, not yet purchased, at fair value	1,173	37
Income taxes payable	17,277	11,098
Total liabilities	681,714	237,745
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,262,743 and 51,220,201 at September 26, 2003 and December 31, 2002, respectively	513	512
Additional paid-in capital	156,892	155,085
Retained earnings	321,521	292,025
Common stock held in treasury, at cost; shares: 4,576,219 and 3,689,722 at September 26, 2003 and December 31, 2002, respectively	(107,151)	(92,471)
Accumulated other comprehensive income:
Currency translation adjustment	4,308	1,358
Total stockholders’ equity	376,083	356,509
Total liabilities and stockholders’ equity	$1,057,797	$594,254

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Revenues:
Commissions:
POSIT	$36,557	$35,334	$95,620	$123,520
Electronic Trading Desk	27,683	29,499	86,806	76,415
Client Site Direct Access	18,830	29,630	57,954	87,052
Other	2,252	2,411	7,095	7,023
Total revenues	85,322	96,874	247,475	294,010

Expenses:
Compensation and employee benefits	29,028	28,770	88,234	84,405
Transaction processing	11,501	13,160	33,560	36,732
Software royalties	4,881	4,563	12,527	15,871
Occupancy and equipment	7,963	7,311	23,718	20,443
Telecommunications and data processing services	4,457	4,279	13,704	12,565
Other general and administrative	8,106	5,794	23,992	17,427
Total expenses	65,936	63,877	195,735	187,443

Income before income tax expense	19,386	32,997	51,740	106,567

Income tax expense	8,194	14,222	22,244	44,823

Net income	$11,192	$18,775	$29,496	$61,744

Earnings per share:

Basic	$0.24	$0.39	$0.62	$1.27

Diluted	$0.24	$0.39	$0.62	$1.25

Basic weighted average number of common shares outstanding	47,168	48,247	47,244	48,692

Diluted weighted average number of common shares outstanding	47,197	48,581	47,262	49,347

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 26, 2003

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2003	$—	$512	$155,085	$292,025	$(92,471)	$1,358	$356,509

Issuance of common stock in connection with the employee stock unit award plan (86,353 shares), the employee stock option plan (30,923) and the directors’ retainer fee subplan (2,907 shares)	—	—	98	—	2,919	—	3,017
Issuance of common stock in connection with the employee stock purchase plan (42,542 shares)	—	1	782	—	—	—	783
Stock-based compensation	—	—	927	—	—	—	927
Purchase of common stock for treasury (1,005,870 shares)	—	—	—	—	(17,599)	—	(17,599)

Comprehensive income:

Net income	—	—	—	29,496	—	—	29,496

Other comprehensive income:

Currency translation adjustment	—	—	—	—	—	2,950	2,950

Comprehensive income							32,446
Balance at September 26, 2003	$—	$513	$156,892	$321,521	$(107,151)	$4,308	$376,083

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 26, 2003	September 27, 2002
Cash flows from operating activities:
Net income	$29,496	$61,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,267	12,139
Tax benefit from employee stock options	289	6,029
Deferred income tax (benefit) expense	644	(127)
Provision for doubtful accounts	918	(403)
Stock-based compensation	927	613
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(3,126)	—
Securities owned, at fair value	(8,622)	2,950
Receivables from brokers, dealers and other, net	(442,361)	(233,010)
Accounts payable and accrued expenses	10,655	6,256
Payables to brokers, dealers and other	425,173	228,318
Securities sold, not yet purchased, at fair value	1,136	(4,715)
Income taxes payable	6,179	(10,945)
Other, net	(577)	(1,826)
Net cash provided by operating activities	35,998	67,023

Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired	—	(66,314)
Purchase of premises and equipment	(4,038)	(9,381)
Capitalization of software development costs	(5,499)	(4,071)
Net cash used in investing activities	(9,537)	(79,766)

Cash flows from financing activities:
Common stock issued	3,511	17,422
Common stock repurchased	(17,599)	(47,900)
Net cash used in financing activities	(14,088)	(30,478)

Effect of foreign currency translation on cash and cash equivalents	1,947	1,332

Net increase / (decrease) in cash and cash equivalents	14,320	(41,889)
Cash and cash equivalents – beginning of period	180,970	236,607
Cash and cash equivalents – end of period	$195,290	$194,718
Supplemental cash flow information:
Interest paid	$840	$1,185
Income taxes paid	$15,650	$49,209

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (“ITG”, the “Company”, “we” or “us”), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) Hoenig Group Inc. (since the date of its acquisition on September 3, 2002) and its operating affiliates, Hoenig & Co., Inc. and Hoenig (Far East) Limited (collectively, “Hoenig”), primarily agency soft dollar broker-dealers in equity securities in the U.S. and Hong Kong, (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. (“KTG”), a direct access provider in Canada, (7) ITG Hong Kong Ltd. (“ITG Hong Kong”), our brokerage operation in Hong Kong, (8) ITG Software, Inc., our intangible property management subsidiary in the U.S., and (9) ITG Software Solutions, Inc., our software development and maintenance subsidiary in the U.S. We provide equity trading services and transaction research to institutional investors, brokers and alternative investment funds and money managers in the U.S., Canada, Australia, Europe and Asia.

On September 3, 2003, ITG completed the integration of the soft dollar agency brokerage business of Hoenig & Co., Inc. (herein referred to as “Hoenig division”) into ITG Inc. Hoenig & Co., Inc changed its name to ITG Execution Services Inc. (“ITG Execution Services”) and its sole business is the conduct of floor brokerage activities on the New York Stock Exchange.

We are a financial technology firm that provides electronic equity analysis and trade execution tools. We provide services that help our clients optimize their portfolio construction and trading strategies, access liquidity in multiple markets and achieve low-cost trade execution. We generate revenues on a “per transaction” basis for all orders executed. Our products include: POSIT, an electronic equity matching system; QuantEX, a Unix-based decision-support, trade management and order routing system; ITG Platform, a PC-based order routing and trade management system; Radical, an equity front-end software trading platform; ITG ACE and TCA, a set of pre- and post-trade tools for systematically estimating and measuring transaction costs; SmartServers, which offer server-based implementation of trading strategies; ITG/Opt, a computer-based equity portfolio optimization system; ITG Fair Value Model, a research tool providing a method for fair value calculations; TriAct, a continuous, intra-day trading vehicle; ITG WebAccess, a browser-based order routing tool; and ITG PRIME, a web-based portfolio risk analysis and management platform. In addition, we provide research, development, sales and consulting services to clients. Through Hoenig, we provide trade execution, independent research and other services to alternative investment funds and money managers in the U.S., Europe and Asia.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K for the year ended December 31, 2002.

(2) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of Hoenig stockholders (see Note 4, Hoenig Acquisition), and (iii) a segregated account maintained by ITG Inc.’s clearing broker on behalf of its Hoenig division for the benefit of customers under certain directed brokerage arrangements.

(3) Stock-Based Compensation

At September 26, 2003, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 16, Employee and Non Employee Director Stock and Benefit Plans to our annual report on Form 10-K for the year ended December 31, 2002.

Until December 31, 2002, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based compensation expense was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the plans generally vest over periods ranging from three to five years. Therefore, the cost related to stock-based compensation included in the determination of net income for the quarter and nine months ended September 26, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

In the quarter ended September 26, 2003, we awarded performance-based stock options to employees that only vest if certain three-year performance targets for 2003 to 2005 are achieved and recipients are continuously employed by ITG through January 1, 2006.  The costs related to these option awards in our condensed consolidated statements of income for the three and nine months ended September 26, 2003 totaled $0.3 million and $0.9 million respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net income, as reported	$11,192	$18,775	29,496	61,744

Add:
Stock-based compensation expense included in reported net income, net of taxes ($123 and nil for the three months ended September 26, 2003 and September 27, 2002, respectively; and $399 and nil for the nine months ended September 26, 2003 and September 27, 2002, respectively)	168	—	528	—
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of taxes ($701 and $2,090 for the three months ended September 26, 2003 and September 27, 2002, respectively and $3,283 and $4,418 for the nine months ended September 26, 2003 and September 27, 2002, respectively)	(956)	(2,760)	(4,352)	(6,077)

Net income, pro forma	$10,404	$16,015	$25,672	$55,667
Earnings per share:
Basic – as reported	$0.24	$0.39	$0.62	$1.27
Basic – pro forma	0.22	0.33	0.54	1.14
Diluted – as reported	0.24	0.39	0.62	1.25
Diluted – pro forma	0.22	0.33	0.54	1.13

(4) Hoenig Acquisition

On September 3, 2002, we completed the acquisition of Hoenig, which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. This $2.4 million cash deposit balance is classified in cash restricted or segregated under regulations and other and a corresponding liability is recorded as accounts payable and accrued expenses in our condensed consolidated statement of financial condition as of September 26, 2003.

Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 resulting from unauthorized trading in foreign securities by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.

In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig’s net assets as of September 3, 2002. At that date, the market value of two New York Stock Exchange (“NYSE”) memberships owned by Hoenig was $5.0 million. Hoenig’s carrying value for the NYSE memberships was $0.8 million. This resulted in a $4.2 million allocation of the purchase consideration to such memberships. In addition, approximately $0.5 million was allocated to the “Hoenig” trade name, which is being amortized over three years from the date of acquisition.  Also, a $3.7 million allowance has been provided in relation to certain deferred tax assets as it appears more likely than not that these assets will not be realized. We also recorded liabilities totaling approximately $3.1 million principally in relation to (i) the severance provided to the former Hoenig Chief Executive Officer and certain other employees of Hoenig, and (ii) lease and contract termination costs in relation to the closure of Hoenig offices in London and Hong Kong as local personnel moved into ITG offices following the acquisition. All other assets acquired and liabilities assumed had fair values substantially equal to their historic book values. The remaining purchase consideration, or $56.8 million, was recorded as goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

The following is a summary of the allocation of the purchase price in the Hoenig acquisition (dollars in thousands):

Purchase price	$105,012
Acquisition costs	2,817
Total purchase price	$107,829

Historical net assets acquired	$53,435
Write-up of exchange seats and trading rights	4,200
Write-up of “Hoenig” trade name	486
Write-down of deferred tax assets	(3,659)
Liabilities for restructuring and integration costs incurred	(3,129)
Other, net	(339)
Goodwill	56,835
Total purchase price	$107,829

This business combination, accounted under the purchase method, was recorded using purchase price accounting adjustments to reflect the fair value of net assets based on management’s evaluation.

The following represents the summary unaudited pro forma condensed combined results of operations for the three month period and nine month period ended September 27, 2002 as if the Hoenig acquisition had occurred at the beginning of the period presented (dollars in thousands, except per share data):

	Three Months Ended September 27, 2002	Nine Months Ended September 27, 2002
Total revenues	$104,243	$324,774
Net income	17,554	54,900
Basic earnings per share	0.36	1.13
Diluted earnings per share	0.36	1.11

The pro forma results are not necessarily indicative of what would have occurred if the Hoenig acquisition had been in effect for the period presented, nor are they indicative of the results that will occur in the future.

(5) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles:

	Goodwill		Other Intangibles
	September 26, 2003	December 31, 2002	September 26, 2003	December 31, 2002
	(Dollars in thousands)
Reporting Units:

U.S. Operations	$56,774	$55,643	$311	$432
International Operations	20,358	21,890	4,923	4,602
Total	$77,132	$77,533	$5,234	$5,034

On September 3, 2002, we recorded approximately $56.8 million of goodwill in relation to the completion of the Hoenig acquisition. See Note 4, Hoenig Acquisition. As of September 26, 2003 and December 31, 2002, goodwill also included an aggregate of $20.2 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe.

As of September 26, 2003 and December 31, 2002, other intangibles included (i) the software license acquired in 2001 from KastenNet ($4.3 million and $3.9 million respectively), (ii) the Hoenig trade name ($0.3 million), and (iii) certain trading rights principally in Hong Kong ($0.7 million). These other intangibles are amortized over their respective estimated useful life, which ranges from 3 to 15 years.

During the quarter ended September 26, 2003, no goodwill or other intangibles were deemed impaired and, accordingly, no write-off was required.  The company’s annual fair value analysis will be performed in October 2003.

(6) Restructuring Charges

In December 2002, we reduced our cost structure through the decision to terminate 72 employees, including 54 personnel employed in our U.S. Operations and 18 personnel employed in our International Operations. The 72 terminations involved personnel in technology and development, in production services and in sales, trading, research and administration.

As a result of this decision, we recorded a $5.9 million charge consisting of severance and related costs. The amount accrued for severance was based upon our severance policy and the positions eliminated. The following is a summary of the restructuring charges recognized in December 2002 and the activity through September 26, 2003 (dollars in thousands):

Total restructuring charges	$5,874
Amount paid in 2002	1,414
Balance at December 31, 2002	4,460
Amount paid in 2003	4,320
Adjustments in Third Quarter 2003	(140)
Balance at September 26, 2003	$0

The restructuring was completed as of September 26, 2003.

(7) Securities Owned, at Fair Value and Sold, Not Yet Purchased, at Fair Value

The following is a summary of securities owned, at fair value and sold, not yet purchased, at fair value:

	Securities Owned		Securities Sold, Not Yet Purchased
	September 26, 2003	December 31, 2002	September 26, 2003	December 31, 2002
	(Dollars in thousands)
Auction rate preferred stock	$56,650	$60,950	$—	$—
State and municipal government obligations	21,100	3,500	—	—
U.S. treasury securities	—	6,319	—	—
Corporate stocks	1,828	505	1,173	37
Other	4,688	4,370	—	—
Total	$84,266	$75,644	$1,173	$37

(8) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
	September 26, 2003	December 31, 2002	September 26, 2003	December 31, 2002
	(Dollars in thousands)
Customers	$529,176	$132,061	$516,854	$100,263
Clearing brokers and other	74,511	29,787	47,457	38,875
Allowance for doubtful receivables	(2,951)	(2,555)	—	—
Total	$600,736	$159,293	$564,311	$139,138

(9) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 26, 2003	December 31, 2002
	(Dollars in thousands)
Deferred compensation	$21,112	$21,676
Accrued soft dollar research payables	22,766	20,927
Accrued compensation and benefits	19,777	7,307
Trade payables	5,941	9,818
Accrued rent	2,306	2,372
Payable to Hoenig stockholders	2,410	2,365
Accrued restructuring costs	—	4,460
Other accrued expenses	19,693	14,425
Total	$94,005	$83,350

(10) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 26, 2003	September 27, 2002

Three Months Ended
Net income for basic and diluted earnings per share	$11,192	$18,775
Shares of common stock and common stock equivalents:
Average shares used in basic computation	47,168	48,247
Effect of dilutive securities	29	334
Average shares used in diluted computation	47,197	48,581
Earnings per share:
Basic	$0.24	$0.39
Diluted	$0.24	$0.39

Nine Months Ended
Net income for basic and diluted earnings per share	$29,496	$61,744
Shares of common stock and common stock equivalents:
Average shares used in basic computation	47,244	48,692
Effect of dilutive securities	18	655
Average shares used in diluted computation	47,262	49,347
Earnings per share:
Basic	$0.62	$1.27
Diluted	$0.62	$1.25

The following is a summary of antidilutive options not included in the detailed earnings per share computation (share amounts in thousands):

	September 26, 2003	September 27, 2002
Three months ended	3,392	1,289
Nine months ended	3,392	21

(11) Net Capital Requirement

ITG Inc., AlterNet and ITG Execution Services are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital.  ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and ITG Execution Services have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of $100,000 for AlterNet and $250,000 for ITG Execution Services, or 6 2/3 % of aggregate indebtedness.

At September 26, 2003, ITG Inc., AlterNet and ITG Execution Services had net capital of $107.8 million, $4.3 million and $4.1 million, respectively, of which $107.5 million, $4.2 million and $3.8 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian, and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 26, 2003 of approximately $8.2 million, $2.9 million, $4.0 million, and $12.2 million, respectively.

As of September 26, 2003, ITG Inc. held a $5.1 million cash balance on behalf of its Hoenig division in a segregated deposit account at its clearing broker, Jefferies and Company, Inc., for the benefit of customers under certain directed brokerage arrangements.

(12) Segment Reporting

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, as well as a research facility in Israel. The services provided within each segment are deemed to have similar economic characteristics.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended
Total revenues
September 26, 2003	$69,601	$15,721	$85,322
September 27, 2002	86,052	10,822	96,874
Income (loss) before income tax expense
September 26, 2003	20,097	(711)	19,386
September 27, 2002	34,840	(1,843)	32,997
Capital Purchases
September 26, 2003	806	196	1,002
September 27, 2002	2,104	1,082	3,186

Nine Months Ended
Total revenues
September 26, 2003	$205,143	$42,332	$247,475
September 27, 2002	265,842	28,168	294,010
Income (loss) before income tax expense
September 26, 2003	56,340	(4,600)	51,740
September 27, 2002	114,041	(7,474)	106,567
Capital Purchases
September 26, 2003	3,166	872	4,038
September 27, 2002	6,625	2,756	9,381

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

•      Electronic Trading Desk: an agency trading desk;

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

Revenues primarily consist of commissions from customers’ use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong. We record as POSIT revenue any order that is executed in the POSIT system regardless of the manner in which the order was submitted to POSIT. We collect a commission from each side of a trade matched in POSIT.  Similarly, we collect a commission from each side of a trade matched in TriAct and from all orders executed through our SmartServers. We record as Electronic Trading Desk revenue any order that is handled by our trading desk personnel and executed at any trade execution destination (including TriAct and SmartServers) other than POSIT. We record as Client Site Trading Products revenue any order that is sent by our clients, through ITG’s Client Site Trading Product systems but without assistance from the Electronic Trading Desk, to any trade execution destination (including TriAct and SmartServers) other than POSIT. We also record within these products and services, commissions earned in connection with providing independent research, a practice commonly referred to as soft dollars. Commissions on soft dollar trades are reported net of the corresponding costs of independent research and other services. Other revenues include (a) interest income/expense, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers’ short settlement activities, (c) realized gains and losses in connection with our cash management and strategic investment activities, (d) subscription revenues for routing and other services in the U.S. and direct access connectivity in Canada from KTG, and (e) income/loss from positions taken by ITG Canada as customer facilitations (a customary practice in the Canadian marketplace) as well as income from same day interlisted arbitrage trading.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of September 26, 2003, there was no impairment of goodwill. Other intangibles with definite lives continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

We recorded amortization expense related to other intangibles of approximately $0.1 million in each of the three-month periods ended September 26, 2003 and September 27, 2002 and $0.4 million and $0.3 million in the nine-month periods ended September 26, 2003 and September 27, 2002, respectively.  Such amortization expense is classified as other general and administrative expenses in our condensed consolidated statements of income. As of September 26, 2003, goodwill and other intangibles, net of accumulated amortization, recorded in our condensed consolidated statement of financial condition amounted to $77.2 million and $5.2 million, respectively. As of December 31, 2002, goodwill and other intangibles, net of accumulated amortization, recorded in our consolidated statement of financial condition amounted to $77.5 million and $5.0 million, respectively.

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

In addition, in accordance with the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize qualifying computer software costs incurred during the application development stage. All other costs incurred in connection with internal use software are expensed as incurred. The useful life assigned to software costs capitalized pursuant to SOP 98-1 is based on the period such product is expected to provide future utility to us. During the three and nine-month periods ended September 26, 2003, we capitalized $0.6 million and $1.8 million of costs, respectively, in relation to the development of new financial accounting and reporting systems.

We recorded amortization expense related to capitalized software of approximately $1.3 million and $0.5 million during the three-month periods ended September 26, 2003 and September 27, 2002 and $3.6 million and $1.6 million during the nine-month periods ended September 26, 2003 and September 27, 2002, respectively. As of September 26, 2003 and December 31, 2002, capitalized software, net of accumulated amortization, recorded in our condensed consolidated statement of financial condition amounted to $8.4 million and $6.6 million, respectively.

Soft Dollar Programs

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

Our gross soft dollar commission revenue was $24.8 million and $14.6 million during the three-month periods ended September 26, 2003 and September 27, 2002, respectively, and $78.1 million and $25.3 million during the nine-month periods ended September 26, 2003 and September 27, 2002, respectively.  As of September 26, 2003, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $7.0 million (net of a $2.6 million allowance) and $22.8 million, respectively. As of December 31, 2002, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $5.6 million (net of a $2.3 million allowance) and $20.9 million, respectively.

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

We recorded income tax expense of $8.2 million and $14.2 million during the three-month periods ended September 26, 2003 and September 27, 2002 and $22.2 million and $44.8 million during the nine-month periods ended September 26, 2003 and September 27, 2002, respectively. As of September 26, 2003, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $9.1 million and $17.3 million, respectively. As of December 31, 2002, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $9.7 million and $11.1 million, respectively.

Results of Operations – Three Months Ended September 26, 2003 Compared to Three Months Ended September 27, 2002

Highlights

Consolidated POSIT revenues in the three months ended September 26, 2003, (“Third Quarter 2003”) increased 3% over the three months ended September 27, 2002 (“Third Quarter 2002”), reflecting the strong performance from our International operations, largely ITG Europe, which grew POSIT revenues in excess of 50%.  Third Quarter 2003 was ITG Europe’s strongest operating quarter since its inception in 1998.

Third Quarter 2003 includes three months of Hoenig operating results, compared with Third Quarter 2002, which includes only one month of Hoenig operating results (following its September 3, 2002 acquisition). Hoenig contributed $5.4 million and $5.0 million to revenue and expense growth, respectively in Third Quarter 2003.

The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 26, 2003	September 27, 2002
Revenues:
Commissions:
POSIT	42.9	36.5
Electronic Trading Desk	32.4	30.5
Client Site Direct Access	22.1	30.6
Other	2.6	2.4
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	34.0	29.7
Transaction processing	13.5	13.6
Software royalties	5.7	4.7
Occupancy and equipment	9.4	7.5
Telecommunications and data processing services	5.2	4.4
Other general and administrative	9.5	6.0
Total expenses	77.3	65.9

Income before income tax expense	22.7	34.1

Income tax expense	9.6	14.7
Net income	13.1%	19.4%

Earnings Per Share:

Basic and diluted earnings per share for Third Quarter 2003 decreased $0.15, or 39%, from $0.39 in Third Quarter 2002 to $0.24.

Revenues:

Consolidated revenues decreased $11.6 million, or 12%, from $96.9 million in Third Quarter 2002 to $85.3 million in Third Quarter 2003. Revenues from U.S. Operations decreased $16.5 million, or 19%, from $86.1 million to $69.6 million nothwithstanding the inclusion of an additional $4.4 million from our Hoenig division. Revenues from International Operations increased $4.9 million or 45% from $10.8 million to $15.7 million, including an additional $0.9 million from Hoenig.   Total trading volume was 9.8 billion shares for Third Quarter 2003 compared to 8.8 billion shares in Third Quarter 2002.

There were 63 trading days in the U.S. markets in both Third Quarter 2003 and Third Quarter 2002.  Product revenues per trading day from our U.S. Operations decreased by $249,000 or 18%, from $1,358,000 to $1,109,000 despite the inclusion of additional Hoenig product revenue of $71,000 per trading day in Third Quarter 2003.  Total trading volume in the U.S. decreased by 1.4 billion shares to 5.0 billion shares (averaging 79.6 million shares per trading day) in Third Quarter 2003, from 6.4 billion shares (averaging 102.1 million shares per trading day) in Third Quarter 2002.  Hoenig added 0.3 billion shares in Third Quarter 2003 (6.7 million shares per trading day) to the 0.1 billion shares it contributed in Third Quarter 2002.  We owned Hoenig for 44 more trading days in Third Quarter 2003 than in Third Quarter 2002.  U.S. product revenues per average number of employees decreased $29,000 or 16%, from $187,000 to $158,000.

In Third Quarter 2003, our International product revenues grew by 48% over Third Quarter 2002. Our European product revenue grew $2.8 million, or 62%, from $4.5 million to $7.3 million. Our Canadian product revenues increased by $0.4 million from $2.7 million to $3.1 million. In Australia, we reported product revenues of $1.5 million in Third Quarter 2003 up slightly from $1.4 million in Third Quarter 2002.  In Hong Kong, we reported product revenues of $1.3 million in the Third Quarter 2003 versus $0.3 million in the Third Quarter 2002, primarily as a result of our September 2002 Hoenig acquisition.

Consolidated POSIT revenues increased $1.2 million, or 4%, in Third Quarter 2003 from Third Quarter 2002, reflecting relatively unchanged U.S. share volume and increased volumes from our European POSIT business.  Consolidated POSIT revenues per trading day increased by $19,000 or 4% from $561,000 in Third Quarter 2002 to $580,000 in Third Quarter 2003.   The number of shares crossed on the U.S. POSIT system remained at approximately 1.8 billion in Third Quarter 2003. Similarly, the average number of shares crossed on the U.S. POSIT system per trading day remained at approximately 28.6 million in Third Quarter 2003.  Our European POSIT business contributed  $5.3 million to consolidated POSIT revenues in Third Quarter 2003 as compared to $3.4 million in Third Quarter 2002.  In Europe, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. While our POSIT share volumes in Europe increased 45% to 1.6 billion in Third Quarter 2003 from 1.1 billion in Third Quarter 2002, revenues increased 57% reflecting higher contract values.

Electronic Trading Desk revenues decreased $1.8 million, or 6% from $29.5 million in Third Quarter 2002 to $27.7 million in Third Quarter 2003. Our U.S. Electronic Trading Desk revenues decreased $4.2 million or 17%, despite Hoenig’s U.S. business contributing an additional $3.5 million of U.S. Electronic Trading Desk revenues.  In our International Operations, Electronic Trading Desk revenues increased $2.4 million.  Our Canadian Electronic Trading Desk business grew by $0.4 million, our European trading desk grew by $0.9 million and our Australian trading desk business increased by $0.1 million.  Our Asian trading desk business contributed $1.0 million of which $0.9 million was added by Hoenig.  Electronic Trading Desk revenues per trading day decreased by $29,000 or 6%, from $468,000 in Third Quarter 2002 to $439,000 in Third Quarter 2003.

We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients’ desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0010, or 6%, from $0.0180 in Third Quarter 2002 to $0.0170 in Third Quarter 2003 reflecting competitive pricing in the program trading business.

Client Site Direct Access revenues, which are only generated by our U.S. Operations, decreased $10.8 million, or 36%.  Share volumes decreased 40% while our rates per share increased 6%. Client Site Direct Access revenues per trading day decreased by $171,000, or 36%, from $470,000 in Third Quarter 2002 to $299,000 in Third Quarter 2003.

Other revenues decreased $0.1 million, or 4%, from $2.4 million in Third Quarter 2002 to $2.3 million in Third Quarter 2003.

Expenses:

The table below sets forth certain items in the statements of income and their variance over the periods indicated (dollars in thousands):

	Three Months Ended
	September 26, 2003	September 27, 2002	Change	% change
Compensation and employee benefits	$29,028	$28,770	$258	1
Transaction processing	11,501	13,160	(1,659)	(13)
Software royalties	4,881	4,563	318	7
Occupancy and equipment	7,963	7,311	652	9
Telecommunications and data processing services	4,457	4,279	178	4
Other general and administrative	8,106	5,794	2,312	40
Income tax expense	8,194	14,222	(6,028)	(42)

Compensation and employee benefits: Total compensation expense increased $0.3 million primarily due to our acquisition of Hoenig (accounting for a $2.7 million increase) and the expense of stock based compensation comprised of performance based options of $0.3 million.  This was primarily offset by (i) the savings achieved in Third Quarter 2003 from our December 2002 restructuring, and (ii) a reduction in performance based employee benefits.

U.S. compensation expense decreased $0.9 million, despite the acquisition of Hoenig which added $2.1 million to U.S. compensation costs (reflecting three months of costs in Third Quarter 2003 results versus one month in Third Quarter 2002) and severance of $0.3 million.  The impact of Hoenig was more than offset by the headcount reduction as part of the restructuring which approximated a $2.1 million savings and a reduction in performance based employee benefits.  Total U.S. headcount at September 26, 2003 was 436 compared to 507 at September 27, 2002 and reflects our headcount reduction in December 2002.

Total international compensation expense increased $1.2 million primarily from (i) the Hoenig acquisition (accounting for $0.6 million of the increase), (ii) increase in compensation in Canada  and a decrease in capitalized salaries relating to software development projects in Australia ($0.5 million combined), partially offset by (iii) the international headcount reduction as part of the December 2002 restructuring.

Transaction processing: Consolidated transaction processing expenses declined by $1.7 million from $13.2 million in Third Quarter 2002 to $11.5 million in Third Quarter 2003.

U.S. transaction processing costs declined by $3.3 million in Third Quarter 2003 resulting, in part, from rate reductions from our clearance and settlement provider and execution providers as well as a decrease in share volume executed.    This was partially offset by the inclusion of three months of Hoenig international transaction processing costs in Third Quarter 2003 compared to one month in Third Quarter 2002, an increase of $0.7 million.

International transaction processing costs increased $1.6 million in Third Quarter 2003 primarily from the increase in total revenues in excess of 45% over Third Quarter 2002 (particularly in Europe where revenue grew in excess of 60%) and the inclusion of three months of Hoenig transaction processing costs in Third Quarter 2003 compared to one month in Third Quarter 2002, an increase of $0.4 million.

Software royalties: Software royalties are contractually fixed as a percentage of POSIT revenues.  The increase is entirely attributable to the increase in POSIT revenues.

Occupancy and equipment: Consolidated occupancy and equipment costs, which are primarily comprised of fixed costs, increased $0.7 million from $7.3 million in Third Quarter 2002 to $8.0 million in Third Quarter 2003.

U.S. occupancy and equipment costs increased $0.7 million primarily from the inclusion of Hoenig and increases in lease escalation and related taxes, as well as management expenses for business continuity services.

International occupancy and equipment costs were relatively unchanged despite the inclusion of three months of Hoenig costs (compared with one month last year), which contributed $0.1 million.

Telecommunications and data processing services:  Consolidated telecommunications and data processing services increased $0.2 million, or 4%, from $4.3 million in Third Quarter 2002 to $4.5 million in Third Quarter 2003.

In the U.S., telecommunication and data processing expenses increased by $0.2 million in Third Quarter 2003 from Third Quarter 2002, primarily due to our acquisition of Hoenig.

International telecommunication and data processing expenses in Third Quarter 2003 remained relatively unchanged from Third Quarter 2002.

Other general and administrative: Consolidated general and administrative costs increased $2.3 million, or 40%, from $5.8 million in Third Quarter 2002 to $8.1 million in Third Quarter 2003.

U.S. other general and administrative expenses increased $1.8 million primarily from the inclusion of Hoenig ($0.4 million), an increase in software amortization ($0.7 million) primarily due to our releases of new versions of ITG/Opt and Kodiak in late 2002, and higher consulting costs related to business and product marketing, information systems and consulting for short-term projects such as the mandates of the Sarbanes-Oxley Act.

International other general and administrative expenses increased $0.5 million.

Income Tax Expense

Our effective tax rate decreased to 42.3% in Third Quarter 2003 from 43.1% in Third Quarter 2002.  This reduction was primarily due to a decrease in the U.S. effective tax rate to 38.6% in Third Quarter 2003 from 40.0% in Third Quarter 2002, as well as a 61% decline in pretax losses from our International Operations.

Our tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, as well as the tax laws in effect during the particular period.

Results of Operations – Nine Months Ended September 26, 2003 Compared to Nine Months Ended September 27, 2002

The table below sets forth, certain items in the statement of operations expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 26, 2003	September 27, 2002
Revenues:
Commissions:
POSIT	38.6	42.0
Electronic Trading Desk	35.1	26.0
Client Site Direct Access	23.4	29.6
Other	2.9	2.4
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	35.7	28.7
Transaction processing	13.5	12.5
Software royalties	5.1	5.4
Occupancy and equipment	9.6	7.0
Telecommunications and data processing services	5.5	4.3
Other general and administrative	9.7	5.9
Total expenses	79.1	63.8

Income before income tax expense	20.9	36.2

Income tax expense	9.0	15.2

Net income	11.9%	21.0%

Earnings Per Share:

Basic earnings per share for the nine months ended September 26, 2003 (“First Nine Months 2003”) decreased $0.65, or 51%, from $1.27 for the nine months ended September 27, 2002 (“First Nine Months 2002”) to $0.62, while diluted earnings per share decreased $0.63, or 50%, from $1.25 to $0.62.

Revenues:

Consolidated revenues decreased $46.5 million, or 16%, from $294.0 million to $247.5 million. Revenues from U.S. Operations decreased $60.7 million, or 23%, from $265.8 million to $205.1 million although revenues included an additional $20.6 million from our Hoenig operations following its September 3, 2002 acquisition.  Revenues from International Operations increased $14.2 million, or 50%, from $28.2 million to $42.3 million.  $4.2 million of the international revenue growth was due to Hoenig.

There were 186 trading days in the U.S. markets in First Nine Months 2003 compared to 187 trading days in First Nine Months 2002.  Product revenues per trading day from our U.S. Operations decreased by $310,000 or 22%, from $1,410,000 to $1,100,000 despite the inclusion of additional Hoenig product revenue of $113,000 per trading day.  The total trading volume in the U.S. decreased by 3.8 billion shares to 15.1 billion shares (averaging 81.2 million shares per trading day) in First Nine Months 2003, from 18.9 billion shares (averaging 100.9 million shares per trading day) in First Nine Months 2002.  Hoenig added 1.1 billion shares (6.8 million shares per trading day) to the 0.1 billion shares it contributed in 2002.  We owned Hoenig for 169 additional trading days in First Nine Months 2003 than in First Nine Months 2002.  U.S. product revenues per average number of employees decreased $114,000 or 20%, from $576,000 to $462,000.

In First Nine Months 2003, International product revenues grew by 54% over the First Nine Months of 2002. Our European product revenue grew $6.1 million, or 50%, from $12.2 million to $18.3 million. Our Canadian product revenues increased by $2.7 million, or 39% from $7.0 million to $9.7 million. In Australia, we reported product revenues of $4.2 million in First Nine Months 2003 as compared to $3.8 million in First Nine Months 2002, a $0.4 million or 11% increase.  In Hong Kong, we reported product revenues of $3.6 million in the First Nine Months 2003 of which $3.2 million pertains to our September 2002 Hoenig acquisition.  Our Hong Kong operations began generating revenues in June 2002.

Consolidated POSIT revenues decreased $27.9 million, or 23%, principally reflecting lower U.S. share volume.  This was partially offset by increased volumes from our European POSIT business.  Consolidated POSIT revenues per trading day decreased by $147,000 or 22% from $661,000 in First Nine Months 2002 to $514,000 in First Nine Months 2003.   The number of shares crossed on the U.S. POSIT system decreased approximately 1.3 billion, or 21%, from 6.1 billion in First Nine Months 2002 to 4.8 billion in First Nine Months 2003. The average number of shares crossed on the U.S. POSIT system per trading day decreased 7.1 million, or 22%, from 32.8 million in First Nine Months 2002 to 25.7 million in First Nine Months 2003.  Our European POSIT business contributed  $13.5 million to consolidated POSIT revenues in First Nine Months 2003 as compared to $9.7 million in First Nine Months 2002.  In Europe, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis. Our European POSIT share volumes increased 63% from 3.0 billion in First Nine Months 2002 to 4.9 billion in First Nine Months 2003 while revenues increased 40%, reflecting a decline in contract values.

Electronic Trading Desk revenues increased $10.4 million, or 14% from $76.4 million in First Nine Months 2002 to $86.8 million in First Nine Months 2003. Our U.S. Electronic Trading Desk revenues increased $1.9 million or 3%, despite Hoenig’s U.S. business contribution of an additional $19.9 million to U.S. Electronic Trading Desk revenues.  Our International Operations contributed $8.5 million of the total increase.  Our Canadian Electronic Trading Desk business grew by $2.6 million, our European trading desk grew by $2.2 million and our Australian trading desk business grew by $0.4 million.  Our Asian trading desk business contributed $3.3 million primarily from the addition of Hoenig.  Consolidated Electronic Trading Desk revenues per trading day increased by $58,000 or 14%, from $409,000 in First Nine Months 2002 to $467,000 in First Nine Months 2003 primarily due to the acquisition of Hoenig.

We sell various Electronic Trading Desk services as a package for program trading business. In this way, our clients receive blended pricing for executions through the Electronic Trading Desk and POSIT driven by our clients’ desire to receive a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0017, or 9%, from $0.0186 in First Nine Months 2002 to $0.0169 in First Nine Months 2003 reflecting competitive pricing in the program trading business.

Client Site Direct Access revenues, which are only generated by our U.S. Operations, decreased $29.1 million, or 33%.  Share volumes decreased 32% and our rates per share declined by 3%. Client Site Direct Access revenues per trading day decreased by $154,000, or 33%, from $466,000 in First Nine Months 2002 to $312,000 in First Nine Months 2003.

Consolidated Other revenues of $7.1 million in First Nine Months 2003 is relatively unchanged from First Nine Months 2002.

Expenses:

The table below sets forth certain items in the statements of income and their variance over the periods indicated (dollars in thousands):

	Nine Months Ended
	September 26, 2003	September 27, 2002	Change	% Change
Compensation and employee benefits	$88,234	$84,405	$3,829	5
Transaction processing	33,560	36,732	(3,172)	(9)
Software royalties	12,527	15,871	(3,344)	(21)
Occupancy and equipment	23,718	20,443	3,275	16
Telecommunications and data processing services	13,704	12,565	1,139	9
Other general and administrative	23,992	17,427	6,565	38
Income tax expense	22,244	44,823	(22,579)	(50)

Compensation and employee benefits: Total compensation expense increased $3.8 million primarily due to our acquisition of Hoenig (accounting for a $10.9 million increase) and the expense of stock based compensation comprised of performance based options of $0.9 million, partially offset by the savings achieved in First Nine Months 2003 from our December 2002 restructuring and certain additional reductions in international staffing in Second Quarter 2003.

U.S. compensation expense decreased $0.2 million despite the inclusion of (i) Hoenig, which added an additional $8.9 million to U.S. compensation costs in 2003 and (ii) stock-based compensation comprised of performance based options of $0.9 million in 2003.  These were more than offset by the savings achieved in the First Nine Months 2003 from our December 2002 restructuring that approximated $6.2 million.  We also had declines in other benefits such as bonus and profit share accounts of approximately $2.9 million as a result of not meeting profit based measures in the First Nine Months 2003.  Total U.S. headcount at September 26, 2003 was 436 compared to 507 at September 27, 2002.

Total international compensation expense increased $4.0 million primarily from (i) the Hoenig acquisition (accounting for $2.1 million of the increase), (ii) increases in compensation in Australia, Canada and Europe and (iii) additional severance of $0.4 million for international staffing reductions in Second Quarter 2003, partially offset by (iv) the headcount reduction as part of the December 2002 restructuring.

Transaction processing: Consolidated transaction processing expenses decreased more than $3.1 million from $36.7 million in First Nine Months 2002 to $33.6 million in First Nine Months 2003.

U.S. transaction processing costs declined by over $7.4 million in First Nine Months 2003 resulting, in part, from rate decreases from our clearance and settlement, and execution providers and a reduction in ticket charges as a result of a decline in ticket volume. Our ECN costs declined $3.2 million primarily from a 13% decline in share volume executed through ECNs coupled with a 26% decrease in ECN rates.  This was partially offset by the inclusion of additional Hoenig transaction processing costs of $3.8 million.

International transaction processing costs increased $4.3 million in First Nine Months 2003 primarily from the increase in total product revenues of 54% over First Nine Months 2002 and the inclusion of Hoenig ($1.4 million).

Software royalties: Software royalties are contractually fixed as a percentage of POSIT revenues.  The decrease is entirely attributable to a decrease in POSIT revenues.

Occupancy and equipment: Consolidated occupancy and equipment costs, which are primarily comprised of fixed costs, increased $3.3 million from $20.4 million in First Nine Months 2002 to $23.7 million in First Nine Months 2003. Hoenig contributed $1.4 million of the increase while the remaining increase was primarily due to lease related expenses, including escalation and taxes, and management expenses for business continuity services.

U.S. occupancy and equipment costs increased $2.3 million primarily from the inclusion of Hoenig ($1.0 million), increase in depreciation on capital purchases and lease related expenses, including escalation and taxes, as well as management expenses for business continuity services.

International occupancy and equipment costs increased $1.0 million of which Hoenig contributed $0.4 million.

Telecommunications and data processing services: Consolidated telecommunications and data processing services increased $1.1 million, or 9%, from $12.6 million in First Nine Months 2002 to $13.7 million in First Nine Months 2003.

In the U.S., telecommunication and data processing expenses increased by $0.7 million in First Nine Months 2003 from First Nine Months 2002, primarily due to our acquisition of Hoenig.

International telecommunication and data processing expenses increased $0.4 million in First Nine Months 2003 reflecting operating growth in our international operations.

Other general and administrative: Consolidated general and administrative costs increased $6.6 million, or 38%, from $17.4 million in First Nine Months 2002 to $24.0 million in First Nine Months 2003.

U.S. other general and administrative expenses increased $5.6 million primarily from (i) the inclusion of Hoenig ($1.5 million), (ii) a $1.8 million increase in software amortization primarily due to our releases of new versions of ITG/Opt and Kodiak in late 2002, (iii) increases in corporate insurance, particularly Directors and Officers insurance, and (iv) higher consulting costs related to business and product marketing, information systems and other non-recurring consulting activities and short-term projects including the mandates of the Sarbanes-Oxley Act.

International other general and administrative expenses increased $1.0 million in First Nine Months 2003 mostly reflecting increases in our Hong Kong start-up operations.

Income Tax Expense

The effective tax rate increased to 43.0% in First Nine Months 2003 from 42.1% in First Nine Months 2002.  While the U.S. tax rate decreased from 38.9% in First Nine Months 2002 to 37.8% in First Nine Months 2003, lower pre-tax income in the U.S. (a 51% decline) in conjunction with the non-deductibility of our foreign losses resulted in an increase in our overall consolidated tax rate as a percentage of pre-tax income.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, as well as the tax laws in effect during the particular period.

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

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities.  These facilities are in the form of overdraft protection totaling approximately $20.6 million and are supported by $6.2 million in restricted cash deposits.

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.  We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock,  mutual fund investments, common stock and warrants. At September 26, 2003, cash and cash equivalents and securities owned, at fair value amounted to $279.6 million and net receivables from brokers, dealers and other due within 30 days totaled $586.6 million. In addition, we held $15.4 million of total cash in restricted or segregated bank accounts at September 26, 2003.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk. As of September 26, 2003, we had investments in limited partnerships totaling $26.5 million, of which $26.4 million were invested in marketable securities and $0.1 million was invested in a venture capital fund. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short-term price movements.

On June 11, 2003, we acquired a 25% interest in Radical Corporation, a provider of an equity front-end software-trading platform, for $956,000 including legal expenses of $206,000.  In addition, we have the right to purchase the remaining 75% interest in Radical Corporation during the first half 2004.  The additional purchase price is contingent upon performance as per a defined calculation in the purchase agreement and will not exceed $18.0 million.  We are under no obligation to exercise our right to purchase the remaining shares in Radical Corporation.

Cash flows provided by operating activities were $36.0 million in First Nine Months 2003 as compared to $67.0 million provided by operating activities in the First Nine Months of 2002. The $31.0 million decrease was primarily attributable to (i) a $32.2 million decrease in net income, (ii) a $5.7 million decrease in tax benefit from employee stock option exercises, (iii) an $11.6 million increase in securities owned, at fair value from treasury activities (iv) other changes in working capital, partially offset by (v) $3.2 million increase in depreciation and amortization expense related to capitalized software, fixed assets, leasehold improvements and intangible assets, (vi) an increase of $17.1 million in income taxes payable arising from tax payments made in the First Nine Months 2002 for the tax year ending December 31, 2001 and (vii) an increase in other non-cash expenses including stock-based compensation. Net cash used in investing activities was $9.5 million in First Nine Months 2003, a $70.3 million decrease from the same period a year earlier as a result of the September 3, 2002 Hoenig acquisition as well as decrease in capital purchases, partially offset by increased capitalized software costs primarily attributable to the development of new financial reporting systems for internal use and the development of our strategy servers. Net cash used in financing activities was $14.1 million in First Nine Months 2003 versus $30.5 million in First Nine Months 2002. This decrease of $16.4 million resulted from a $30.3 million reduction in purchases of our common stock as part of our share repurchase program, partially offset by a $13.9 million reduction in common stock issued under our employee stock option plan as the majority of exercisable options were out-of-the-money following the decline in our stock price.

As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During the First Nine Months 2003, we purchased approximately 1.0 million shares of our common stock at an average cost of $17.50 per share, totaling $17.6 million. We repurchased nearly 1.4 million shares of our common stock during First Nine Months 2002 totaling $47.9 million. As of September 26, 2003, we were authorized to repurchase up to approximately 2.0 million shares of common stock. The purchases are funded from our available cash resources. The share repurchase program may be suspended at any time.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At September 26, 2003, ITG Inc., AlterNet and ITG Execution Services had net capital of $107.8 million, $4.3 million and $4.1 million, respectively, of which $107.5 million, $4.2 million and $3.8 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 26, 2003 of approximately $8.2 million, $2.9 million $4.0 million, and $12.2 million respectively.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

As of September 26, 2003, ITG Inc. held a $5.1 million cash balance on behalf of its Hoenig division in a segregated deposit account for the benefit of customers under certain directed brokerage arrangements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $127 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $127 million cap. However, transactions are collateralized by the underlying security, thereby reducing the risk associated with a security transaction to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of counterparties and customers.

As of September 26, 2003, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under six employment agreements at Hoenig. There has been no significant change to such arrangements and obligations since December 31, 2002. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the identification and assessment for consolidation of variable interest entities. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity’s activities and the obligation to absorb an entity’s losses or right to receive expected residual results.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For entities that were originated prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003.

As September 26, 2003, we had investments in limited partnerships totaling $26.5 million, of which $26.4 million were invested in marketable securities and $0.1 million, were invested in a venture capital fund. Such investments are classified as Investments in limited partnerships in our condensed consolidated statements of financial condition. We are accounting for these investments under the equity method, which approximates fair value, or at fair value as estimated by management. Gains and losses for changes in fair value are included in revenues in our condensed consolidated statements of income.

We have completed our analysis of the impact of Interpretation No. 46 and its adoption did not have a material effect on our results of operations, financial position or cash flows.

Item 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of the end of such period, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  On September 29, 2003, we satisfactorily completed the implementation of a new global financial reporting system and a U.S. and Canadian general ledger accounting module that were utilized in preparation of the financial reporting for the Third Quarter 2003.  Other than the aforementioned accounting software system changes, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  -             OTHER INFORMATION

Item 5.            Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6.            Exhibits and Reports on Form 8-K

(A)  EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

(B)   REPORTS ON FORM 8-K

We filed Current Reports on Form 8-K dated October 16, 2003, September 9, 2003, and October 22, 2003 relating, respectively, to our press release announcing financial results for the quarter ended September 26, 2003 and our press releases announcing trading statistics for the months ended August 31, 2003 and September 26, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 7, 2003	By:	/s/ Howard C. Naphtali
Howard C. Naphtali Chief Financial Officer and Duly Authorized Signatory of Registrant