Form 10-K
period 2003-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2004-03-12
CIK 920424

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23644

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	95-2848406 (IRS Employer Identification No.)
380 Madison Avenue, New York, New York (Address of principal executive offices)	(212) 588-4000 (Registrant's telephone number, including area code)
10017 (Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K    Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)

Yes ☒    No ☐

Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 2004:	Number of shares outstanding of the Registrant's Class of common stock at March 2, 2004:
$681,148,281	43,803,748

DOCUMENTS INCORPORATED BY REFERENCE:

        Proxy Statement relating to the 2004 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

2003 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

        QuantEX, ITG ACE, TCA, ITG/Opt, SmartServer, Investment Technology Group and ITG are registered trademarks of the Investment Technology Group, Inc. companies. POSIT is a registered service mark of the POSIT Joint Venture. TriAct is a trademark of the POSIT Joint Venture. Triton, SPI SmartServer, Horizon, ITG WebAccess, ITG/Opt, ITG PRIME, ResRisk, Hoenig and AlterNet are trademarks of the Investment Technology Group, Inc. companies.

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

ii

PART I

Item 1.    Business

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2) Hoenig Group Inc. (since the date of its acquisition on September 3, 2002) and its operating affiliates, Hoenig & Company, Inc. and Hoenig (Far East) Limited (collectively, "Hoenig"), agency soft dollar broker-dealers in equity securities in the U.S. and Hong Kong, (collectively "Hoenig") (3) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (4) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (5) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. ("KTG"), a direct access provider in Canada, (7) ITG Hoenig Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, and (8) ITG Software Solutions, Inc., our intangible property and software development and maintenance subsidiary in the U.S.

        On September 3, 2003, ITG completed the integration of the soft dollar agency brokerage business of Hoenig & Co., Inc. into ITG Inc (herein referred to as the "Hoenig division"). Hoenig & Co., Inc. changed its name to ITG Execution Services Inc. ("ITG Execution Services") and its sole continuing business is the conduct of floor brokerage activities on the New York Stock Exchange ("NYSE") for its affiliated companies. In December 2003, ITG Hong Kong Ltd. changed its name to ITG Hoenig Limited.

        We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and quantitative research services to institutional investors, brokers, money managers and alternative investment funds in the U.S. The International Operations segment includes our agency brokerage businesses in Europe, Australia, Canada and Hong Kong, as well as a research facility in Israel.

        We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading. With an emphasis on ongoing research, we offer the following products and services to our clients:

Execution Services:

  •
  POSIT: an electronic stock crossing system.

  •
  TriAct: a continuous intra-day trading vehicle.

  •
  Electronic Trading Desk: an agency trading desk offering clients the ability to efficiently access multiple sources of liquidity.

Client-Site Trading Products:

  •
  QuantEX: a Unix-based decision support, trade management and order routing system.

  •
  Triton: a Windows-based decision-support, trade management and order routing system

  •
  ITG Platform: a Windows-based order routing and trade management system.

  •
  Radical: a Windows-based trading platform targeted for the active trading community.

  •
  ITG WebAccess: a browser-based order routing tool.

  •
  SmartServers: which implement automated server-based trading strategies

Analytical Products and Research:

  •
  ITG ACE and TCA: a set of pre and post-trade tools for systematically estimating and measuring transaction costs.

  •
  ITG Peer Group Database: a system which analyzes a firm's trading costs relative to the trading costs of its peers, trading similar stocks under similar circumstances.

  •
  ITG/Opt: a computer-based equity portfolio selection system.

  •
  ITG Fair Value Model: a research tool to assist mutual funds in making fair value calculations of fund net asset value ("NAV").

  •
  ITG Risk Models: a set of equity risk models to assist portfolio managers, researchers and traders in measuring, analyzing and managing a variety of risks.

  •
  ITG ResRisk+: a multifaceted optimizer, enabling portfolio managers and traders to assess and control portfolio risk characteristics through any series of executions.

  •
  Research, development, sales and consulting services.

Soft Dollar Programs:

  •
  Provision of independent third party research and ITG Analytical Products and Research products and services.

  •
  Directed brokerage and commission recapture arrangements.

We generate revenues on a "per transaction" basis for all orders executed. Orders are delivered to us from our "front-end" software products, Triton, QuantEX, ITG Platform, Radical and ITG WebAccess, as well as other vendors' front-ends and direct computer-to-computer links to customers. In the U.S., orders may be executed on or through (1) POSIT, (2) TriAct, (3) our SmartServers, (4) the NYSE, (5) the American Stock Exchange, (6) certain regional exchanges, (7) the Nasdaq National Market, (8) market makers, (9) electronic communication networks ("ECNs"), systems which trade equity securities and (10) third party alternative trading systems ("ATSs"). In our International Operations, we generate revenues on a "per transaction" basis on the volume of securities executed or on the contract value of securities traded through POSIT or our Electronic Trading Desk.

POSIT

        POSIT was introduced in 1987 in the U.S. as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to also serve the active trading and broker-dealer communities. There are 544 clients currently using POSIT in the U.S., including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds. There are 176, 58 and 21 clients using versions of POSIT in Europe, Australia and Hong Kong, respectively. In Canada, the POSIT joint venture licenses a Canadian version of the POSIT system to the Toronto Stock Exchange ("TSX"). POSIT operates as a facility of the TSX for TSX listed securities.

        POSIT is an electronic stock crossing system through which clients enter buy and sell orders to trade single stocks and portfolios of equity securities among themselves in a confidential environment. Orders may be submitted to the system directly via Triton, QuantEX, Radical, ITG Platform, ITG WebAccess or other computer-to-computer links, or indirectly via ITG Electronic Trading Desk personnel. We also work in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and others.

        U.S. POSIT currently accepts orders for a universe in excess of 22,000 different equity securities, but may be modified, as the need arises, to include additional equity securities. The POSIT algorithm optimizes the maximum possible number of buy and sell orders that match or "cross". Clients may specify conditions on their orders that must be satisfied, such as the requirement that the net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. There are currently thirteen scheduled intraday crosses every business day. POSIT prices trades at the midpoint of the best bid and offer for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. Immediately after each match, clients receive electronic reports showing match results for their orders. Clients then decide whether to keep unmatched orders in the system for future matches or to execute them by other means. We recently introduced POSIT after hours, which runs twice nightly. In the POSIT after hours cross, all trades are priced at the day's closing price.

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

  •
  Midpoint pricing allows users to save half the bid/offer spread.

  •
  Clients pay a low commission on completed transactions relative to the industry average. POSIT generates revenue from commissions charged on each share crossed through the system.

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

        The following graph illustrates the annual total share volume crossed in U.S. POSIT since 1994:

TriAct

        TriAct is a continuous, intra-day trading vehicle offering full anonymity, continuous execution opportunities, no market impact in respect of executions, and access to our POSIT system. TriAct provides price improvement on every transaction and opportunities for size improvement. Participants in TriAct submit orders that may be executed in one of three ways: (a) against the ongoing flow of market bound orders submitted by other ITG clients and our Electronic Trading Desk, (b) against orders from other TriAct participants (liquidity suppliers) and (c) for TriAct orders marked as eligible to participate in POSIT, in one of POSIT's thirteen intra-day crosses. Both listed and OTC securities can be traded in TriAct.

        An execution in TriAct is priced between the bid/offer spread. When a liquidity supplier interacts with a market-bound order, the supplier receives 75 percent of the spread, when executing against other suppliers, or in POSIT, the supplier receives 50 percent of the spread. TriAct allows traders to control how their orders are traded by offering order expiration time, control of the rate at which orders are traded (1, 5, or 15 minute intervals), price protection, and portfolio buy/sell and minimum share constraints. In addition, TriAct enforces the tick/bid test rules for short sales of securities. TriAct is accessible from Triton, Radical, ITG Platform and QuantEX as well as third party trade order management systems and ITG's Electronic Trading Desk.

Electronic Trading Desk

        The Electronic Trading Desk is a full-service, agency execution group that specializes in lowering transaction costs for our clients through the utilization of our proprietary trading products, including extensive use of POSIT, TriAct and our SmartServers.

        Clients use QuantEX, Triton, Radical, ITG Platform and ITG WebAccess to deliver lists of orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically back to the client. For clients that do not send orders electronically to ITG execution destinations through our Client Site Trading Products, our account executives receive orders by telephone, fax or e-mail. The Electronic Trading Desk personnel are able to assist customers with decision support analyses generated during the execution of trades. Clients give our active traders single stock orders or lists of orders to work throughout the day as well as residual trades from unfilled orders in POSIT.

        For order completion outside of POSIT, the Electronic Trading Desk utilizes numerous sources of liquidity to complete trades. The Electronic Trading Desk will use QuantEX and Triton to route orders to multiple market destinations, including primary exchanges, regional exchanges, over-the-counter market makers, ECNs and ATSs, or actively seek the contra side of client orders by soliciting interest among other clients.

        The Portfolio Trading Group focuses on agency list or program trading. By employing a step-by-step process that leverages technology and access to multiple sources of liquidity, the Portfolio Trading Group seeks to systematically achieve high quality executions for the client by controlling transaction costs. A client program is evaluated with a pre-trade analysis to determine aggregate portfolio characteristics, estimate market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using QuantEX and Triton to meet execution objectives. After the execution is completed, we provide the client with comprehensive reports analyzing execution results utilizing ITG Research products.

QuantEX

        QuantEX is our Unix-based list-oriented order management and execution system. QuantEX provides clients with functionality to efficiently manage every step of the trading process: from trade decision-making to execution and order tracking. From the QuantEX desktop, users can access fully-integrated real-time and historical data and analytics, route and execute orders to OTC and Listed electronic market centers, perform trade management functions, and implement customizable rules-based automated trading strategies.

        Using QuantEX's blotter management functionality, users can view and act upon their orders as single orders or portfolios of orders. From the blotter, orders can be routed to OTC and Listed electronic market centers, ITG's agency trading desk, the POSIT cross, ITG's family of SmartServers, and certain third party brokers through our on RouteNet order routing service. Clients can use the blotter to monitor order status and portfolio statistics. Since real-time and historical data are fully integrated with QuantEX, users can make trading decisions and track trading performance (e.g., performance against a benchmark, progress against completion) on single orders or portfolios.

        QuantEX provides a rule-based decision support system that allows traders to quantify their trading processes to create automated strategies. This allows construction of custom trading analytics and algorithms.

        QuantEX provides access to a broad selection of market data and models, including real-time quote and trade data, historical price data and various analytics derived from quote and price data. QuantEX also has integrated access to certain proprietary ITG trading analytics such as ITG ACE and ITG Risk Models.

        Revenues are generated through commissions and transaction fees charged for each trade electronically routed through QuantEX to the many destinations available from the application. We do not derive royalties from the sale or licensing of the QuantEX software. As of December 31, 2003, there were 106 installations of QuantEX at 38 client sites in the U.S.

Triton

        Triton, released in 2003, is our next generation list-oriented order management and execution system bringing a complete set of integrated execution and analytical tools to the user's desktop. Triton supports similar functionality as QuantEX, but has been built with a Windows-based architecture that easily allows new features to be added.

        Triton provides clients with the functionality to efficiently manage every step of the trading process: from trade decision-making to execution and order tracking. From the Triton desktop, users will access fully-integrated real-time and historical data and analytics, route and execute orders to OTC and listed electronic market centers, perform trade management functions, and implement customizable rules-based automated trading strategies.

        Triton improves upon QuantEX in several key areas. Its blotter management capabilities allow for sophisticated portfolio aggregation and user customization. Additionally, Triton has an open data architecture and development environment that will allow our customers to develop automated trading strategies using industry standard programming languages. Triton provides more fully integrated access to ITG's proprietary pre-trade, execution and post-trade analytics and is also a multi-user system.

        Revenues are generated through commissions and transaction fees charged for each trade electronically routed through Triton and executed on one of the many destinations available from the application. We do not derive royalties from the sale or licensing of the Triton software. As of December 31, 2003, there were 37 installations of Triton at 26 client sites in the U.S.

ITG Platform

        ITG Platform provides clients with seamless connectivity from their desktop to a variety of execution destinations. We continue to create links to additional liquidity sources where appropriate. Orders may be corrected or cancelled electronically, and all reports are delivered electronically back to the ITG Platform. ITG Platform also supports special trading interfaces as needed by POSIT strategies and SmartServers. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics, such as average historical share volumes, dollar volumes, volatility and historical spread statistics. ITG Platform also provides clients enhanced list trading capabilities, access to ECN order types and, in some cases, access to real time Nasdaq Level II data as well as the ability to communicate with us via the Internet or through private networks.

        ITG Platform was intended for broad distribution to institutional clients, so it was designed to run in conventional Windows environments alongside other applications, and be inexpensive to install, maintain and support.

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

        As of December 31, 2003, there were 471 installations of ITG Platform at 122 client sites in the U.S.

Radical

        Radical is our order routing and execution system primarily targeted at the active trading community. From the Radical desktop, users can access fully-integrated real-time data and analytics, route and execute single or multiple orders to OTC and Listed electronic market centers, perform trade management functions, and implement customizable rules-based order types.

        From the Radical Level II window and staged orders page, orders can be routed to OTC and listed electronic market centers, ITG's agency trading desk, the POSIT cross, ITG's family of SmartServers, and certain third party brokers through RouteNet. Clients can use Radical account/order management functionality to monitor order status and position information. Since real-time and historical data are fully integrated with Radical, users can make trading decisions and track intra-day profit and loss statistics (e.g., performance against a benchmark, progress against completion) on single orders or portfolios.

        Radical is a Windows-based thin-client application architected for speed and user interface flexibility.

        As of December 31, 2003, there were 59 installations of Radical at client sites in the U.S.

ITG WebAccess

        ITG WebAccess allows users to take advantage of our advanced trading services from anywhere through the Internet. ITG WebAccess is a browser-based order routing tool for sending orders to POSIT and the Electronic Trading Desk.

SmartServers

        SmartServers are automated trading destinations that accept orders from client workstations and execute them using a computerized trading strategy. All SmartServers are physically located at ITG, and are accessed electronically by clients via the ITG Platform, Radical, Triton or QuantEX, via direct connections or via our Electronic Trading Desk. Each SmartServer is an automated trading agent pre-programmed with a particular trading style. By using these agents, traders can focus their attention on a subset of their orders, letting the SmartServer trade the rest of the orders on the list.

        Currently, we provide four strategy-based servers: Horizon SmartServer, SPI SmartServer, activePeg SmartServer and the OTC Router. The Horizon SmartServer is designed to allow clients to direct their orders to us to be executed in a manner designed to closely track a security's volume-weighted average price, or VWAP, throughout the trading day. The Horizon SmartServer analyzes liquidity and market conditions continuously throughout the day and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

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

        ITG's activePeg SmartServer is aimed at traders who are benchmarked to a decision-price (pre-trade) benchmark or who would like to execute as quickly as possible while still minimizing the market impact of their trades. Traders can specify an expiration time to explicitly define the time horizon for a wave of orders, or they can let the strategy choose an appropriate time horizon for each order individually. The trading algorithm uses a blended passive/aggressive style to work orders automatically over the time horizon, supplying liquidity passively with the objective of attracting executions at favorable prices but also issuing carefully timed aggressive orders to keep the trade on schedule. Care is taken by all components of the algorithm to blend in with other orders in the market and minimize the leakage of information to other parties in the marketplace.

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

Analytical Products and Research

        ITG's Analytical Products and Research group ("APR") has developed an integrated suite of tools that address every stage of the investment process, from portfolio construction to pre-trade analysis, on to trade execution and post-trade cost and performance reporting. These products are available for direct client use, enabling clients to measure, analyze, and control the cost of trading. The guiding principle of research and product development in this area is to increase investment returns by lowering transaction costs, managing risk, and optimizing portfolio decisions. As part of its activities, APR also publishes and distributes studies on topics of interest to our clients. In the same way users of fundamental research compensate the brokerage firms that provide such research (i.e., directing commissions to such brokerage firms), our clients reward us for these value-added research services.

        In addition to its role in our overall research and development effort, APR provides both sales and consulting services to our clients and prospective clients. Taken together, these activities are a key component of our overall relationship development and maintenance activities. Consulting encompasses a set of value-added services for the benefit of our clients. These services break down into four main categories: product support, development of customized pre-trade and post-trade reporting vehicles, customization of analytical software, and provision of quantitative research. In its sales capacity, APR introduces clients and prospective clients to the full range of products and services offered by our company, and provides information about features, pricing and functional specifications. The sales process includes establishment of an in-depth understanding of client practices and requirements, followed by design and presentation of integrated solutions based on our products, described below.

TCA (Post-trade Transaction Cost Analysis)

        Transaction cost measurement is critical to controlling trading costs and has become a focus of the international trading community. TCA, ITG's web-based transaction cost analysis tool, identifies, measures and analyzes trading costs, and delivers prompt daily results. Integrated with our Triton front end, TCA reports are available anytime during the trading day. Clients can generate a large variety of standard reports built into the browser-based application and customized reports can be produced based on specific client requests.

        The TCA post-trade reporting facility allows users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Over 30 benchmarks are available as part of the core product, including the volume-weighted average price, closing price, pre-trade midquote and last trade. Customized benchmarks can be produced based on client requests.

ITG ACE (Pre-trade Agency Cost Analysis)

        ITG ACE is a mathematical model providing transaction cost forecasts for single stock executions or portfolio trades. Among other features, ITG ACE can compute optimal trading strategies that balance price impact and opportunity costs.

        ITG ACE can be used by investment professionals as a tool for cost analysis at a variety of decision points. Portfolio managers can factor expected transaction costs into portfolio rebalancing decisions, traders can assess trade execution before placing orders into the market, and managers can benchmark trading performance, handicapping trades for execution difficulty, post-trade.

        The ACE model also is incorporated in several other ITG products, including TCA, Triton, ITG/Opt, and ResRisk+.

ITG Peer Group Database

        The ITG Peer Group Database provides buyside institutions and their clients with a measure of a firm's relative trading costs. Rather than comparing costs to a fixed benchmark, the system analyzes a firm's trading costs relative to the trading costs of its peers, trading similar stocks under similar circumstances. Performance rankings also can be calculated for a firm's traders, portfolio managers, and brokers. While TCA provides clients with tactical and strategic measures of trading cost measurement, the ITG Peer Group Database provides a context for judging a firm's performance.

ITG/Opt

        ITG/Opt is a computer-based equity portfolio selection system, employing advanced optimization techniques to help investors construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to "long/short" and taxable investors, as well as any investor seeking to control transaction costs. ITG/Opt is usually delivered as a "turnkey" system that includes software and, in some cases, hardware and data. Included in the service is telephone and on-site support to assist in training and integration of the system with the user's other investment systems and databases, with the goal of tightly coupling ITG/Opt to the client's workflow. In addition to its core portfolio construction capabilities, ITG/Opt has powerful back testing and batch scheduling features that permit efficient researching of new or refined investment strategies. The system, which is targeted at highly sophisticated investment applications, is offered primarily to our largest clients.

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

        The ITG Fair Value Model is an independent service, which provides fair value adjustment factors to assist in determining whether to adjust securities' closing prices when market quotations are not readily available. In historical tests of international funds, the ITG Fair Value Model has significantly reduced the opportunity for mutual fund market timing. Covering all major global equity markets, the model supplies a monitoring report for each country, with information on universe coverage and the model's historic performance. The information is updated daily and made available shortly after the U.S. market close for downloading to the client site.

ITG Risk Models

        ITG Risk Models are equity risk models that assist portfolio managers, researchers and traders in measuring, analyzing and managing risk in a variety of market environments and applications. ITG Risk Models can be used to estimate tracking error relative to benchmark portfolios, forecast total volatility of long/short portfolios, construct market/sector/industry-neutral trade lists, measure exposure and decompose risk, as well as create optimal portfolios in conjunction with an equity portfolio selection system such as ITG/Opt. U.S. Equity Risk Models are delivered for daily, weekly, and monthly horizons. Country-specific and Global Risk Models also are available.

ITG ResRisk+

        ResRisk+ is a multifaceted optimizer, enabling portfolio managers and traders to assess and control portfolio risk characteristics through any series of executions. ResRisk+ is not an automated trading tool, rather a "power assist" that provides users with intelligently constructed trading scenarios, while preserving full control over executions.

        A capability unique to ITG, ResRisk+ allows users to target the portfolio and stock-specific risks of greatest concern, adjusting controls as a portfolio's composition shifts. It is used to quantify risk levels before and after execution, construct waves of trades to minimize selected costs and risks, and move portfolios progressively closer to their benchmarks and targeted risk characteristics, including liquidity, tracking error, sector balance, and cash imbalance. As such, it is a tool for controlling risk through manager transitions, rebalancings, multiple POSIT matches, or any other transactions requiring meticulous control of portfolio characteristics.

Soft Dollar Programs

        We actively market and distribute independent third-party and our own analytical and research products and services to professional investment managers with the expectation that these managers will generate specified amounts of commission revenues. These types of arrangements are referred to as soft dollar arrangements and are pursued by ITG Europe, ITG Hong Kong, ITG Canada and, in the U.S., primarily by our Hoenig division.

        An important aspect of our soft dollar programs involves identifying independent sources of investment research and information that adds value to our customers' investment decision-making process. We seek research services from private research groups, independent analysts, information services organizations and other entities in the U.S. and overseas and collaborate with these providers to obtain products and services that assist our investment management customers in carrying out their investment management responsibilities.

        We obtain research products and services from numerous independent sources and regularly communicate the availability and suitability of these products and services to our customers. Through our relationships with independent research analysts and other service providers, we offer a wide variety of specialized and sophisticated research products and services, including fundamental research, economic research and forecasting, quantitative analysis, global research, quotation, news and database systems, fixed income research, software for securities analysis, portfolio management and performance measurement services. Many of these products and services are available directly from the research analyst or service provider, as well as from other brokerage firms, including specialty firms offering only independent research and firms that also provide proprietary research.

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

ITG Europe

        ITG Europe was founded in 1998 as an institutional broker focusing on European equities and provides institutional investors with most of the products and services provided to our U.S. customer base, including POSIT, Electronic Trading Desk, Soft Dollar Programs, and research products such as TCA and ACE. Eight daily European POSIT matches are currently run dealing in equities from the UK, France, Germany, Switzerland, the Netherlands, Spain, Italy, Belgium, Sweden, Finland and Ireland. A flexible range of electronic connectivity options into POSIT and our European trading desk are provided through ITG Platform, Financial Information Exchange protocol and other tailored solutions. ITG Europe had in excess of 200 clients, with its trading capabilities covering 16 European markets.

ITG Australia

        In 1997, we launched ITG Australia Limited, an international brokerage firm that applies our cost-saving execution and transaction research technologies to Australian equity trading. ITG Australia provides institutional investors from Australia, Asia, North America and Europe dealing in Australia many of the products and services provided to our U.S. customer base, including POSIT and certain other research and dealing products such as TCA, automated trading strategies and performance attribution. ITG Australia has achieved a high degree of penetration into the institutional investor base in Australia.

ITG Canada

        In April 2000, we formed our Canadian subsidiary, ITG Canada Corp., which functions as an institutional broker-dealer in Canada focusing on Canadian equities. ITG Canada provides institutions access to many of the ITG products provided to our U.S. customer base. In June of 2001, the POSIT joint venture entered into an agreement to license a Canadian version of the POSIT system to the TSX. This Canadian version of POSIT was launched in 2002 and operates as a facility of the TSX for TSX listed securities.

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $4.7 million. KastenNet is a direct access provider that employs proprietary technology to connect its Canadian broker-dealer clients to the TSX and U.S. markets. We acquired the assets of KastenNet via KTG, a wholly-owned subsidiary of ITG.

ITG Hong Kong

        In June 2001, we formed ITG Hong Kong Ltd. ITG Hong Kong is an institutional broker-dealer focusing on applying ITG's cost saving trading technologies in the Asian markets. POSIT was launched in Hong Kong in June 2002 for the matching of Hong Kong equities. In addition to POSIT, ITG Hong Kong provides a range of research and dealing products such as automated trading strategies and TCA. ITG Hong Kong has continued to increase its client penetration in the Asian markets, with clients from Asia, North America and Europe.

        On September 3, 2002 as a result of the acquisition of Hoenig Group Inc., by ITG, the Hong Kong operations were substantially boosted by the addition of Hoenig (Far East) Limited, a Hong Kong based, wholly owned broker-dealer subsidiary. Hoenig (Far East) provides trade execution, independent research and other services in Asian markets to alternative investment funds and money managers.

        During December 2003, ITG Hong Kong Ltd. changed its name to ITG Hoenig Limited in preparation for the merger of ITG Hong Kong and Hoenig (Far East), which was subsequently carried out on February 27, 2004.

Hoenig

        On September 3, 2002, we acquired Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

        Under the terms of the transaction, Hoenig Group Inc. stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with the $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures.

        In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the fair value of Hoenig's net assets as of September 3, 2002. Approximately $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years. The excess of the purchase price over the estimated fair value of the net assets acquired was $56.8 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

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

•
ITG Inc. is a U.S. broker-dealer registered with the SEC, NASD, National Futures Association, Pacific Stock Exchange ("PCX"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia. ITG Inc.'s principal regulator is the NASD.

•
AlterNet is a U.S. broker-dealer registered with the SEC, NASD and 12 states. AlterNet's principal regulator is the NASD.

•
ITG Execution Services is a U.S. broker-dealer registered with the SEC, NASD, NYSE, PCX, Boston Stock Exchange ("BSE"), Chicago Stock Exchange ("CHX"), Philadelphia Stock Exchange ("PHLX") and New York State.

•
ITG Canada is a Canadian broker-dealer registered with the Investment Dealers' Association ("IDA"), OSC and 6 other Provincial securities authorities (Alberta Securities Commission, British Columbia Securities Commission, Commission des valeurs mobilières du Québec, Manitoba Securities Commission, New Brunswick Securities Commission, Saskatchewan Financial Services Commission). ITG Canada is a member of the TSX and TSX Venture Exchange.

•
ITG Australia, an Australian broker-dealer, is a participating organization of the Australian Stock Exchange Limited ("ASX") and a holder of an Australian Financial Services License issued by the Australian Securities and Investment Commission. ITG Australia's principal regulator is the ASX.

•
ITG Europe refers to Investment Technology Group Limited ("ITGL") and/or its wholly owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized by the Irish Financial Services Regulatory Authority ("IFSRA") under Section 10 of the Investment Intermediaries Act, 1995. ITGL's POSIT business is also regulated by IFSRA under the Committee of European Securities Regulators' Standards for Alternative Trading Systems. ITGEL London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom. ITGL is a member of the London Stock Exchange ("LSE"), Deutsche Boerse and Euronext.

•
ITG Hong Kong refers to ITG Hoenig Ltd. ("ITGHK") and/or its affiliate ITG Securities (Asia) Limited ("ITG Asia"). ITGHK is a participating organization of the Hong Kong Stock Exchange and a holder of a dealer's license issued by the Securities and Futures Commission of Hong Kong ("SFC"), with the SFC acting as its principal regulator.

•
At December 31, 2003 Hoenig (Far East) Limited was a participating organization of the Hong Kong Stock Exchange and a holder of a dealer's license issued by the SFC, with the SFC acting as its principal regulator. On February 27, 2004, Hoenig (Far East) ceased trading and its soft dollar balances will be transferred to ITG Hoenig Limited.

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

        ITG Inc., AlterNet and ITG Execution Services are required by law to belong to the Securities Investor Protection Corporation. In the event of a U.S. broker-dealer's insolvency, the Securities Investor Protection Corporation fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada is required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to 1,000,000 Canadian dollars per customer.

Regulation ATS

        From the formation of the POSIT joint venture until the adoption of Regulation ATS, POSIT operated under a "no-action" letter from the SEC staff that it would not recommend that the SEC commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT and TriAct as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct are registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT or TriAct. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems.

Net Capital Requirement

        ITG Inc., AlterNet and ITG Execution Services are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and ITG Execution Services have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 for ITG Execution Services, or 6 2/3% of aggregate indebtedness.

        At December 31, 2003, ITG Inc., AlterNet and ITG Execution Services had net capital of $107.3 million, $3.6 million and $3.9 million, respectively, of which $107.0 million, $3.5 million and $3.9 million, respectively, was in excess of required net capital.

        In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2003 of approximately $8.9 million, $3.7 million, $27.1 million and $6.7 million, respectively.

        As of December 31, 2003, ITG Inc. held a $4.3 million cash balance on behalf of its Hoenig division in a segregated deposit account at its clearing broker, Jefferies and Company, Inc., for the benefit of customers under certain directed brokerage arrangements.

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

        Under the terms of the joint venture, Barra generally has the right to approve any sale, transfer, assignment or encumbrance of our interest in the joint venture. The POSIT joint venture may earn a royalty from licensing the POSIT technology to other businesses. The joint venture licensed to ITG Australia, ITG Europe and ITG Hong Kong the right to use the POSIT technology for crossing Australian, European and Asian equity securities. The POSIT joint venture has also licensed the TriAct technology to the Company on an exclusive basis.

        Under the license agreements, ITG Inc., ITG Australia, ITG Europe and ITG Hong Kong pay quarterly royalties to the POSIT joint venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. For the years ended December 31, 2003, 2002, and 2001, we paid aggregate royalties to the POSIT Joint Venture of $16.7 million, $19.6 million, and $23.7 million, respectively, under the license agreements.

Competition

        The automated trade execution and analysis services that we offer compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading, trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs, as well as other share matching systems for trade execution services. In addition, the number of trading products that compete with our Client Site Trading Products has been increasing. Many of our competitors have substantially greater financial, research and development and other resources. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that POSIT, TriAct, QuantEX, Triton, Radical, ITG Platform, SmartServers, the Electronic Trading Desk and our Analytical Products and Research services have established certain competitive advantages, our ability to maintain these advantages will require continued identification of enhancements to our products, investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages. In addition, we cannot predict the effect that changes in regulations applicable to our business may have on the competitive environment.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our consolidated statements of income, we expensed research and development costs amounting to $24.1 million, $23.0 million, and $19.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Employees

        As of December 31, 2003, we employed 607 personnel globally. Our U.S. Operations employed 431 personnel and our International Operations employed 176 personnel at that date.

Availability of Public Reports

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://www.itginc.com/investor. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY, 10017, attn: Investor Relations.

Item 2.    Properties

U.S. Operations

        Our principal offices are located at 380 Madison Avenue in New York, New York. We currently lease the entire 4th floor and a portion of the 5th and 7th floors or approximately 83,400 square feet of office space. The fifteen-year lease terms for the 4th and 5th floors and the thirteen-year lease term for the 7th floor expire in January 2013.

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

        The Hoenig division maintains an office in Rye Brook, New York where we occupy approximately 28,000 square feet of office space. The lease agreement expires in December 2010.

International Operations

        We have a research facility in Herzliya, Israel where we occupy approximately 7,800 square feet of office space. We lease the Israel space pursuant to a seven-year lease agreement that expires in December 2008.

        ITG Canada has offices in Toronto, Canada where we occupy approximately 7,800 square feet of office space pursuant to two leases expiring in December 2007 and August 2008, respectively. In addition, KTG has approximately 4,800 square feet of office space under a lease expiring in May 2013.

        ITG Europe has offices in Dublin, Ireland and London, England where we occupy approximately 4,000 and 5,000 square feet of office space, respectively. We lease the Dublin space pursuant to a twenty-year lease agreement that expires in July 2018 and we lease the London space pursuant to a seven-year lease agreement that expires in July 2005.

        ITG Australia has trading facilities in Melbourne and Sydney, Australia where we occupy approximately 4,600 and 2,700 square feet of office space, respectively. We lease the Melbourne space pursuant to a three-year lease agreement that expires in June 2005 and we lease the Sydney space pursuant to a five-year lease agreement that expires in February 2006.

        Our Hong Kong operations occupy approximately 6,800 square feet of office space. The lease agreement expires in June 2004. We are currently negotiating with the landlord to extend our lease for an additional three years.

Item 3.    Legal Proceedings

        Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

        In March 2004, we were served with a complaint by John Wald and Pendelton Trading Systems, Inc. (collectively "Pendelton") asserting that certain features of ITG ACE and our Limit Order Model infringe Pendelton's U.S. Patent No. 6,493,682 (the "Pendelton Patent"). It is our position that we are not infringing the Pendelton Patent and that such claim is without merit. We plan to vigorously defend such claim. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that such claim will be resolved favorably to us or that it would not have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

Common Stock Data

        Our common stock trades on the New York Stock Exchange under the symbol "ITG".

        The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange.

	High	Low
2002
First Quarter	54.15	37.51
Second Quarter	51.23	30.31
Third Quarter	37.40	27.87
Fourth Quarter	33.36	21.31
2003
First Quarter	24.27	11.06
Second Quarter	19.29	11.51
Third Quarter	21.12	16.50
Fourth Quarter	20.80	15.61

        On March 2, 2004, the closing sales price per share for our common stock as reported on the New York Stock Exchange was $15.55. On March 2, 2004, we believe that our common stock was held by approximately 10,500 stockholders of record or through nominees in street name accounts with brokers.

        In the beginning of 2003, we had a remaining Board of Directors authorization to repurchase an aggregate of 3.0 million additional shares of our common stock pursuant to our share repurchase program. The share repurchase program was effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. As of December 31, 2003, we repurchased all shares permitted under this share repurchase program authorization.

        During the first quarter of 2004, our Board of Directors authorized the repurchase of 3.0 million additional shares of our common stock and we have 2.0 million shares remaining for repurchase under such authorization.

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Item 6.    Selected Financial Data

        The selected Consolidated Statement of Income data and the Consolidated Statement of Financial Condition data presented below as of and for each of the years in the five-year period ended December 31, 2003, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, our independent auditors. Earnings per share information prior to 2001 have been retroactively restated to reflect our three-for-two stock split in December 2001. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Consolidated Statement of Income Data:
Total revenues	$333,992	$387,581	$377,407	$310,405	$232,044
Total expenses	264,291	260,328	241,295	197,409	149,183

Income before income taxes	69,701	127,253	136,112	112,996	82,861
Income tax expense	27,748	53,443	57,217	49,403	37,435

Net income	$41,953	$73,810	$78,895	$63,593	$45,426

Basic earnings per share	$0.89	$1.52	$1.65	$1.37	$0.99

Diluted earnings per share	$0.89	$1.51	$1.62	$1.34	$0.95

Basic weighted average number of common shares outstanding (in millions)	47.0	48.5	47.9	46.5	46.0
Diluted weighted average number of common shares outstanding (in millions)	47.0	49.0	48.7	47.3	47.9
Consolidated Statement of Financial Condition Data:(1)
Total assets	$649,848	$594,254	$418,478	$281,712	$179,488
Total stockholders' equity	$361,303	$356,509	$317,944	$210,416	$115,652
Other Selected Financial Data:
Revenues per trading day by U.S. Operations (in thousands)	$1,086	$1,373	$1,416	$1,232	$921
Revenues per trading day by Non U.S. Operations (in thousands)	239	165	106	—	—
Shares executed per trading day by U.S. Operations (in millions)	81	98	91	65	46
Average number of employees	617	643	524	368	293
Total number of U.S. customers(2)	1,014	1,085	636	613	572
POSIT(2)	544	559	551	521	492
Electronic Trading Desk(2)	452	449	444	418	411
Client Site(3)	245	290	258	254	240
Soft Dollar(2)	436	423	—	—	—
Total number of Non U.S. customers(2)	517	457	292	34	—
Total number of U.S. customer Client Site installations(1,3)	673	658	591	480	399
Return on average stockholders' equity	11.5%	21.2%	30.4%	38.1%	34.4%
Book value per share(4)	$8.08	$7.50	$6.54	$4.44	$2.57
Tangible book value per share(4)	$6.25	$5.76	$6.03	$4.34	$2.55
Price to earnings ratio using diluted earnings per share	18.1	14.8	24.1	20.7	19.9

(1)
Numbers are as of December 31st of each year.

(2)
Total POSIT, Electronic Trading Desk and soft dollar customers include those customers who have generated revenues in excess of $1,000 per annum.

(3)
Client Site customers and customer installations include those customers and installations that have either (a) traded 100,000 shares in the last quarter of such calendar year or (b) traded shares on at least 12 different days during such quarter.

(4)
Share and earnings per share information have been retroactively restated to reflect the Company's three-for-two stock split in December 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Executive Overview

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

  •
  Client Site Trading Products:

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical and research services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong.

        Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, restructuring charges, and other general and administrative expenses.

        Our U.S. operations faced a challenging economic environment in 2003 with lower levels of portfolio turnover and continued pricing pressure in the U.S. equity markets. Total institutional commission dollars paid in the U.S. equity market have declined approximately 15% versus the prior year with a significant portion of the institutional order flow allocated for fundamental research commitments, soft dollar obligations or directed for commission recapture. The area that has suffered the most from this decline is the execution-only commission pool, which is ITG's historical base. In addition to difficult market conditions, 2003 brought an increase in competition from electronic execution providers and from traditional broker-dealers. In a year where market volatility reached historic lows, large broker-dealers aggressively used capital to compete for the portfolio trades which have been traditionally a core component of both POSIT and our Electronic Trading Desk. In this environment, ITG's U.S. domestic revenues declined 21%. Excluding the incremental revenues generated by Hoenig since its acquisition on September 3, 2002, ITG's U.S. domestic revenues declined by 28%.

        Our international operations fared better, achieving record revenues of $60.2 million for 2003. According to London Stock Exchange ("LSE") statistics, the value of the U.K. equity customer business in the U.K. grew a modest 1.6% for the year. Our European business grew at a much faster pace, with ITG Europe's market share of LSE equity customer business value traded for the year increasing to 1.44% from 1.12% in 2002. This increase in market share was attributable to a range of factors including winning new clients with TCA, developing our portfolio trading services and generally increasing POSIT executions. In Canada, our second largest international business after Europe, the volume of shares traded on the Toronto Stock Exchange increased to 55.6 billion shares in 2003 (from 46.4 billion in 2002), with ITG Canada increasing its market share to 2.6% of value traded on the TSX from 2.2% in 2002.

        The year ended December 31, 2003 includes the benefit of a full year of operating results for Hoenig following its September 3, 2002 acquisition. In 2003 Hoenig contributed an additional $24.3 million and $4.6 million of revenues and income before income taxes, respectively.

        Our 2003 results reflect the following non-recurring items:

  i.
  Resolution of an Internal Revenue Service examination of research and development tax credits taken on ITG's federal income tax returns prior to 1996. As a result of this settlement, we reversed approximately $1.9 million of tax reserves into income, together with $454,000 of related interest expense that had been accrued as a pre-tax item within "other general and administrative expenses."

  ii.
  Impairment charges of $2.7 million recorded during 2003 relating to certain assets whose fair market value was lower than our cost basis.

The impact of the 2003 non-recurring items was a $2.3 million decrease in pretax income and a $0.3 million increase in after-tax net income. Due to rounding, there was no impact on reported earnings per share for the year.

        For comparative purposes, our 2002 results also included a non-recurring item. In December 2002, we recorded a pre-tax restructuring charge of $5.9 million, which net of the related tax benefit, approximated $0.08 per diluted share for the year. The 2002 restructuring charge consisted of severance and related costs for 72 employees.

Certain Factors That May Affect Our Results of Operations

        While our management's long-term expectations are optimistic, we may face risks or uncertainties that may affect our results of operations. The following conditions, among others, should be considered in evaluating our business and growth outlook.

Financial Market Conditions and General Economic and Political Conditions

        The demand for our securities brokerage and related services is directly affected by factors such as economic and political conditions that may lead to decreased trading activity and prices in the securities markets generally. The future economic environment may be subject to periodic economic downturns, such as recessions, as well as geopolitical unrest, war and acts of terrorism in regions where we do business or otherwise, which could also result in reduced trading volumes and prices, which could materially harm our business, financial condition and operating results. Over the last year, the institutional equities market in the U.S. have also experienced continued pricing pressure on commission revenues. Our business is materially affected by conditions in both domestic and foreign financial markets. We anticipate a continuation of the weak pricing environment in the immediate future.

Decreases in Trading Volumes or Market Prices

        Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our POSIT, Client Site Trading Products and Electronic Trading Desk products. In addition, our trading commissions outside the U.S. and Canada are based on the value of transactions (rather than volume based), which would be adversely affected by price declines. Our profitability would be adversely affected by a decline in trading revenues because a significant portion of our costs are fixed. For these reasons, decreases in trading volume or securities prices could have a material adverse effect on our operating results.

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

        On February 26, 2004, the SEC published proposed "Regulation NMS" for public comment. If adopted Regulation NMS would incorporate four substantive rules related to the regulatory structure of the U.S. equity markets. Subject to expressly delineated exceptions, Proposed Rule 611 of Regulation NMS would require national securities exchanges, national securities associations and order execution facilities (which would include, among other persons, broker-dealers such as ITG Inc. that execute orders internally by crossing orders as agent) to establish, maintain, and enforce policies and procedures reasonably designed to prevent the execution of "trade-throughs." For purposes of the proposed rule, a trade-through means the purchase (or sale) of a security listed on the NYSE, American Stock Exchange ("Amex") or Nasdaq at a price that is higher (lower) that the best offer (best bid) disseminated through the market at the time the transaction was executed. Proposed Rule 610 would impose new standards governing access to quotations and the execution of orders for equity securities by requiring market centers and market participants that make their quotes publicly available through a national securities exchange or national securities association to permit all market participants access to their limit order books on a non-discriminatory basis. The proposal also would limit the fees that market participants could charge for access to their quotations to a de minimis amount, and require SROs to reduce the incidence of so-called "locked" and "crossed" markets. Proposed Rule 612 generally would prohibit market participants from accepting, ranking or displaying orders, quotes or indications of interest in increments finer than one penny. The proposed rule would not prohibit systems, such as ITG Inc.'s POSIT system, that match unpriced orders at the midpoint of the national best bid and offer from executing such orders in share prices of less than one cent. Finally, Regulation NMS would amend various national market system joint industry quotation and trade reporting plans to modify the formulas for allocating net income among the exchanges and national securities associations that are the participants of such plans. ITG cannot predict whether or when any or all of Proposed Regulation NMS, either as currently proposed or as may be later modified by the SEC, ultimately will be adopted by the SEC. As a result, we cannot predict the extent to which any future regulatory changes associated with Regulation NMS would affect our business.

  Regulation ATS

        Before Regulation ATS went into effect on April 21, 1999, we operated POSIT pursuant to a "no-action" letter from the SEC staff which stated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT and TriAct as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct is registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT and TriAct. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems. Similarly, the non-U.S. POSIT systems are subject to various regulations in the jurisdictions in which they operate, changes to which can have a negative impact on each POSIT system's ability to operate.

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

  Soft Dollars

        In the U.S., the provision of research to investment managers in consideration of commissions is conducted in reliance upon the safe harbor provided under Section 28(e) of the Securities Exchange Act of 1934. The safe harbor protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

        The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or alter its scope, including modifying the nature of Section 28(e) from a safe harbor to a mandatory regime for the use of soft dollars applicable to all investment advisors (including those not registered with the SEC). From time to time, other regulatory or governmental entities, as well as industry groups, have issued statements, reports and best practices regarding soft dollars. Any regulatory changes or industry best practices that narrow the definition of research provided in Section 28(e) or limit the scope, or modify the nature, of the Section 28(e) safe harbor, or impose onerous record-keeping, reporting or other obligations regarding soft dollar and directed brokerage arrangements could have a material adverse effect on the Hoenig Division's operations.

Competition

        The financial services industry generally, and the securities brokerage business in which we engage in particular, is extremely competitive, and we expect it to remain so. The brokerage and related services offered by us compete with services provided by leading brokerage firms and transaction processing firms and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs for trade execution services. Many of our competitors have substantially greater financial, technical, marketing and other resources which, among other things, enable them to compete with the services we provide on the basis of price, and a willingness to commit their firms' capital to service a client's trading needs on a principal, rather than on an agency, basis. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Outside the United States, in addition to our U.S. competitors with international capabilities, we compete with non-U.S. financial service companies that may also have long-standing, well-established relations with their clients, some of which also hold dominant positions in their trading markets. We compete on the basis of a number of factors, including access to liquidity, transaction execution, our products and services, innovation, reputation and price.

Insufficient System Capacity or System Failures

        Our business relies heavily on the computer and communications systems supporting our operations. Peak trading times and times of unusual market volatility could cause our systems to operate slowly or even fail for periods of time as could general power or telecommunications failures or natural disasters, despite the contingency plans we have in place. Moreover, we have varying levels of contingency plan coverage among our non-U.S. subsidiaries. The presence of computer viruses can also cause failure of our systems. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions. If any of our systems do not operate properly or are disabled, we could incur financial loss, liability to clients, regulatory intervention or reputational damage. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us.

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

License and Relationship with Barra

        We have a perpetual license from the POSIT joint venture, which is a joint venture we own with Barra. The license grants ITG Inc. the exclusive right to use certain proprietary software necessary to the continued operation of POSIT in the U.S. and a non-exclusive license to use proprietary software that operates in conjunction with POSIT. The license agreement permits Barra on behalf of the joint venture to terminate the agreement upon certain events of bankruptcy or insolvency or upon an uncured breach by ITG Inc. of certain covenants the performance of which are all within our control. Although we do not believe that we will experience difficulty in complying with our obligations under the license agreement, any termination of the license agreement resulting from an uncured default would have a material adverse effect on us. The POSIT joint venture also licenses the right to use the POSIT technology for crossing Australian, European and Asian equity securities to ITG Australia Limited, ITG Europe and ITG Hong Kong. These licenses contain substantially the same default and termination provisions as the U.S. license.

Infrastructure and Research

        In connection with our research and product development activities, as well as capital expenditures to improve other aspects of our business, we incur substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. In the event of a material reduction in revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. Conversely, sudden surges in transaction volumes can result in increased profit and profit margin. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital and operating expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event that such growth in transaction volumes does not occur or we are not able to bring a research or product idea to fruition (or do not accurately forecast the demand for any such product), the expenses related to such investments could cause reduced profitability or losses.

Dependence on Major Customers

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2003	2002	2001
Largest customer	5.4%	4.4%	4.8%
Second largest customer	4.0	3.8	4.6
Third largest customer	3.1	3.4	3.9
Ten largest customers	28.2	26.8	29.6

Employee Misconduct or Errors

        Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information.

        Similarly, employee errors in recording or executing transactions for customers can cause us to enter into transactions that customers may disavow and refuse to settle. These transactions expose us to risk of loss, which can be material, until we detect the errors in question and unwind or reverse the transactions. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before we unwind or reverse them can increase this risk.

Dependence on Third Party Suppliers for Key Services

        We depend on a number of third parties to supply elements of our trading systems, computers, communication infrastructure and other equipment, and related support and maintenance. We cannot be certain that any of these providers will be able to continue to provide these services in an efficient and cost-effective manner or that they will be able to meet our expanding needs. If we are unable to make alternative arrangements for the supply of these services in the event of a disruption in the services, our business, financial condition and operating results could be materially harmed.

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

Results of Operations

        The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues:
POSIT	37.9%	40.0%	49.3%
Electronic Trading Desk	35.7	28.8	23.8
Client Site Trading Products	23.2	28.7	24.9
Other	3.2	2.5	2.0

Total revenues:	100.0	100.0	100.0
Expenses:
Compensation and employee benefits	35.4	29.5	27.5
Transaction processing	13.9	13.0	13.1
Software royalties	5.1	5.1	6.3
Occupancy and equipment	9.3	7.2	5.5
Telecommunications and data processing services	5.4	4.5	4.0
Net gain loss on long-term investments	—	—	(0.1)
Restructuring charges	—	1.5	—
Other general and administrative	10.0	6.4	7.6

Total expenses	79.1	67.2	63.9

Income before income tax expense	20.9	32.8	36.1
Income tax expense	8.3	13.8	15.2

Net income	12.6	19.0	20.9

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Earnings Per Share

        Basic earnings per share for 2003 and 2002 were $0.89 and $1.52, respectively. Diluted earnings per share decreased 41%, from $1.51 to $0.89. Our 2003 and 2002 results included non-recurring items discussed above in "Executive Overview".

        The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
				% Change
	2003	2002	Change
U.S. Operations	$273,781	$346,040	$(72,259)	(21)
International Operations	60,211	$41,541	18,670	45

Consolidated	$333,992	$387,581	$(53,589)	(14)

Revenues

        Consolidated revenues decreased 14% to $334.0 million despite the 45% increase in revenues achieved by our international operations.

  Revenues by segment—U.S. operations

        Revenues in our U.S. operations decreased 21% to $273.8 million during 2003 reflecting lower portfolio turnover and the highly competitive environment which continued throughout the year. Our U.S. operations benefited from the full year of Hoenig ownership (following its acquisition on September 3, 2002). In 2003 Hoenig contributed an additional $20.4 million of revenues to our U.S. operations.

        Key volume and revenue performance indicators for the last two years, as well as percent change information, for our U.S. operations are as follows:

U.S. Operations, excluding Hoenig(a)	2003	2002	Change	% Change
Total trading volume (in billions of shares)	18.6	24.1	(5.5)	(23)
Trading volume per day (in millions of shares)	74.0	95.7	(21.7)	(23)
Product revenues per trading day ($ million)	$0.96	$1.32	($0.36)	(27)
Average revenue per share ($)	$0.0129	$0.0138	($0.0009)	(7)
U.S. market trading days	252	252	—	—
(a)
Hoenig excluded for purposes of year to year comparability.

        There were 252 U.S. trading days in both 2003 and 2002. Product Revenues per trading day from our U.S. operations decreased 27% driven by a volume decrease of 23% coupled with a decline in average revenue per share. Specifically, trading volume fell to 18.6 billion shares from 24.1 in 2002, while our average revenue capture decreased almost 7% to $0.0129 per share in 2003.

  Revenues by segment—International operations

        In 2003, product revenues from our international operations grew $16.0 million or 46%, which included a $4.6 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets. From an operational perspective, we grew product revenues $11.4 million. This increase included the full year benefit of Hoenig ownership which added $3.8 million. Our European product revenue grew $6.9 million, or 38%, to 25.2 million. Our Canadian product revenues increased by $4.3 million, or 44% to $14.1 million, reflecting increased installations of our client-site trading products and analytical products such as ITG ACE and TCA. In Australia, we reported product revenues of $6.2 million, an increase of 22% from 2002. In Hong Kong, we reported product revenues of $5.3 million compared with $1.7 million in 2002. While our Hong Kong operations began generating revenues in June 2002, $3.2 million of the growth was the result of the full year benefit of Hoenig.

  Revenues by product—POSIT

        Consolidated POSIT revenues decreased $28.3 million, or 18%, principally reflecting lower U.S. share volume, as indicated in the table below. This was partially offset by a 30% increase in European POSIT revenues, resulting from growth in the contract value of shares crossed, since commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis.

POSIT	2003	2002	Change	% Change
U.S. POSIT system:
Shares crossed (in billions)	6.4	7.7	(1.3)	(17)
Average shares per day (in millions)	25.3	30.5	(5.2)	(17)
European POSIT system:
Contract value of shares crossed ($ billions)	$20.6	$14.8	$5.8	39

  Revenues by product—Electronic Trading Desk

        Electronic Trading Desk revenues increased $7.7 million, or 7% in 2003. Our U.S. Electronic Trading Desk revenues decreased $4.2 million or 5%, despite Hoenig's U.S. business contributing an additional $18.2 million of U.S. Electronic Trading Desk revenues. In our International Operations, Electronic Trading Desk revenues increased $11.8 million with our Canadian, European and Australian trading desk businesses growing by $4.2 million, $2.8 million and $1.1 million, respectively. Our Asian trading desk business contributed an additional $3.7 million of revenue of which $3.2 million was added by Hoenig. Electronic Trading Desk revenues per trading day increased by 7%, to $474,000 in 2003.

        In marketing our program trading services, we package our Electronic Trading Desk services with POSIT. Our clients receive blended pricing for executions as a way to provide a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0016, or 9% to $0.0168 in 2003 reflecting competitive pricing in the program trading business.

  Revenues by product—Client Site Trading Products

        Client Site Trading Product revenues, which are only generated by our U.S. Operations, decreased 30%. Share volumes decreased 28% while our rates per share decreased 3%. More than 75% of the revenue decline resulted from a reduction in business with several high volume, low commission clients. During the second half of 2003, we began replacing our QuantEX and ITG Platform products with our next generation product offerings, Triton and Radical.

  Other Revenues

        Other revenues increased $0.9 million, or 9%, to $10.4 million in 2003 due to higher (i) subscription revenues for routing and other services in the U.S. and direct access connectivity in Canada from KTG and (ii) income/loss from positions taken by ITG Canada as customer facilitations (a customary practice in the Canadian marketplace) and income from same day Canadian interlisted arbitrage trading. These increases were partially offset by a decline in our global investment income due to lower interest rates.

Expenses

        The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
				% Change
	2003	2002	Change
Consolidated
Compensation and employee benefits	$118,070	$114,402	$3,668	3
Transaction processing	46,316	50,459	(4,143)	(8)
Software royalties	16,894	19,643	(2,749)	(14)
Occupancy and equipment	31,149	28,017	3,132	11
Telecommunications and data processing services	18,334	17,453	881	5
Restructuring charges	—	5,874	(5,874)	(100)
Other general and administrative	33,528	24,480	9,048	37
Income taxes	27,748	53,443	(25,695)	(48)
U.S. Operations
Compensation and employee benefits	88,515	89,144	(629)	(1)
Transaction processing	31,668	41,836	(10,168)	(24)
Software royalties	14,659	18,468	(3,809)	(21)
Occupancy and equipment	24,605	22,390	2,215	10
Telecommunications and data processing services	12,768	12,459	309	2
Restructuring charges	—	4,631	(4,631)	(100)
Other general and administrative	27,305	19,193	8,112	42
Income taxes	26,008	52,848	(26,840)	(51)
International Operations
Compensation and employee benefits	29,555	25,258	4,297	17
Transaction processing	14,648	8,623	6,025	70
Software royalties	2,235	1,175	1,060	90
Occupancy and equipment	6,544	5,627	917	16
Telecommunications and data processing services	5,566	4,994	572	11
Restructuring charges	—	1,243	(1,243)	(100)
Other general and administrative	6,223	5,287	936	18
Income taxes	1,740	595	1,145	192

        During 2003, foreign exchange rate fluctuations contributed approximately $6 million to the overall increase in expenses for our international operations.

        Compensation and employee benefits:    Our compensation expense increase of $3.7 million was mainly driven by (i) the full year impact of our acquisition of Hoenig, (ii) the expensing of stock based compensation and (iii) the impact of exchange rate fluctuations, specifically the weaker U.S. Dollar, increasing the relative costs of compensation in our International operations. These increases were offset by savings achieved in 2003 following our December 2002 restructuring.

        U.S. compensation expense decreased $0.6 million despite the inclusion of (i) Hoenig, which added an incremental $8.4 million to U.S. compensation costs in 2003, (ii) the expensing of performance based stock options of $1.2 million in 2003 and (iii) severance costs due to additional headcount reductions in 2003. These additional costs were more than offset by the savings achieved in 2003 from our December 2002 restructuring (approximately $8.4 million), as well as declines in other benefits such as performance based bonuses in 2003. Weighted average U.S. headcount (excluding Hoenig, for comparability) in 2003 was 395 compared to 450 in 2002.

        Total international compensation expense increased $4.3 million primarily from (i) the Hoenig acquisition, which accounted for $1.5 million of the increase, (ii) exchange rate fluctuation ($2.6 million), (iii) additional severance for international staffing reductions in 2003, and (iv) increases in compensation in Canada and Europe. These additional costs were partially offset by the headcount reduction as part of the December 2002 restructuring.

        Transaction processing:    Consolidated transaction processing expenses decreased $4.1 million in 2003.

        U.S. transaction processing costs declined by $10.2 million in 2003 driven primarily by rate decreases from our clearance and settlement, and execution providers, as well as the overall decline in our share volume. These lower rates included ECN costs, which declined $3.2 million reflecting a 32% decrease in our ECN rates in 2003. These savings were offset by the inclusion of additional Hoenig transaction processing costs of $3.5 million.

        International transaction processing costs increased $6.0 million in 2003 primarily from (i) the increase in share volume and contract value of transactions in 2003, (ii) exchange rate fluctuation ($1.3 million) and (iii) the inclusion of Hoenig ($1.3 million).

        Software royalties:    Software royalties principally relate to POSIT royalties, which are contractually fixed as a percentage of POSIT revenues. Accordingly, declines in our consolidated POSIT revenues resulted in declines in software royalty expense.

        Occupancy and equipment:    Consolidated occupancy and equipment costs, which are primarily comprised of fixed costs, increased $3.1 million in 2003 reflecting (i) the inclusion of Hoenig ($1.1 million), (ii) exchange rate impact of $0.6 million, (iii) lease related expenses, including escalation and taxes, and (iv) management expenses for business continuity services.

        Telecommunications and data processing services:    Consolidated telecommunications and data processing services increased $0.9 million, or 5% largely due to the inclusion of Hoenig costs ($0.8 million).

        Restructuring charges:    In order to align our infrastructure with expected levels of trading volume, we terminated 72 employees in December 2002, including 54 personnel employed in our U.S. Operations and 18 personnel employed in our International Operations. As a result of this decision, we recorded a $5.9 million pretax charge consisting of severance and related expenses for the 72 employees. There were no such charges in 2003.

        Other general and administrative:    Consolidated general and administrative costs increased $9.0 million in 2003 primarily due to:

  (i)
  Write down of the carrying value of two New York Stock Exchange seats that we obtained as part of the Hoenig acquisition ($2 million);

  (ii)
  Write down of Stock Exchange Trading Rights in Hong Kong which we also obtained in the Hoenig acquisition ($0.5 million);

  (iii)
  The inclusion of a full year of Hoenig costs ($2.9 million) in 2003;

  (iv)
  Higher software amortization ($2.6 million) primarily due to our releases of new versions of ITG/Opt and Triton in late 2002;

  (v)
  Exchange rate fluctuations;

  (vi)
  Increases in corporate insurance, particularly directors and officers insurance;

  (vii)
  Higher consulting costs related to business and product marketing, information systems and other non-recurring consulting activities and short-term projects including the mandates of the Sarbanes-Oxley Act; and

  (viii)
  Write-off of our investment in Inference Group LLC.

        These cost increases were partially offset by reversal of accrued interest ($0.5 million) related to the resolution of an Internal Revenue Service examination of research and development tax credits taken on our tax returns prior to 1996.

Income Tax Expense

        Our 39.8% effective tax rate includes the reversal of a tax reserve of $1.9 million related to an Internal Revenue Service examination of research and development tax credits taken on our tax returns prior to 1996. Excluding the impact of this item, our effective tax rate would have been 42.5%, compared with 42.0% in 2002.

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

        Other revenues increased $1.9 million, or 25%, from $7.6 million to $9.5 million. In 2002, subscription revenues from our Canadian direct access provider, KTG, were $3.1 million (as compared to $0.7 million in the 2001 period following the September 28, 2001 acquisition of the KastenNet business of Kasten Chase). Market gains/losses and financing costs resulting from temporary positions in securities assumed in the normal course of our agency trading business increased $0.9 million, which was offset by a decline in our global investment income of $2.6 million due to interest rate declines in 2002. In 2001, we recognized a $2.4 million loss from a write-down of our venture capital investment in Angel Investors II, L.P., which was partially offset by a $1.2 million gain on the sale of our investment in Advanced Investment Technology, Inc. an asset management company.

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

        Total international compensation increased $7.4 million primarily from the full year impact of ITG Europe from its date of consolidation in May 2001 and ITG Hong Kong operations (totaling $5.0 million) and the acquisition of Hoenig, which contributed $0.9 million. The international headcount at December 31, 2002 was 184, which included 16 from Hoenig's non-U.S. operations.

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

Critical Accounting Policies and Estimates

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the United States of America could yield a materially different accounting result. Below is a summary of the Company's critical accounting policies and estimates where we believe that the estimations, judgments or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

Fair Value

        Securities owned, at fair value, securities sold, not yet purchased, at fair value, and investments in limited partnerships in the consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with the related unrealized gains or losses recognized in our results of operations. The fair value of these instruments is the amount at which these instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Where available, we use the prices from independent sources such as listed market prices, or broker or dealer quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we use estimated fair values as determined by management. At December 31, 2003, we held 758,000 shares of common stock in a privately held company with a fair value of zero as determined by management since a market price is not observable or measurable. In March 2004, this company filed a registration statement on Form S-1 with the SEC in contemplation of an initial public offering of their corporate stock, which, if consummated, may have a material impact on our results of operations.

Stock Based Compensation

        Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Under this method of adoption, compensation expense will be recognized based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period. In 2003, the Company granted three-year performance based stock options based on a cumulative three-year performance metric and recorded stock based compensation expense for these options. Under the fair value approach, management employs considerable judgment in estimating, on the date of grant, the options expected life and expected volatility. Additionally, management estimates the number of options that are expected to vest based on the expected outcomes of the performance related conditions.

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

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of the most recent impairment test, we determined that the carrying value of goodwill for each reporting unit was not impaired. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed for impairment on an annual basis (or sooner when events or circumstances indicate a possible impairment) pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of. Amortization expense related to goodwill and other intangibles for the years ended December 31, 2003, 2002, and 2001 was as follows:

	Amortization Expense
	2003	2002	2001
	($ millions)
Goodwill	$0.0	$0.0	$1.1
Other Intangibles	0.6	0.5	0.0

Total Amortization	$0.6	$0.5	$1.1

        As is the normal practice in our industry, the values we report for exchange seats, which are included within other assets in our financial statements, are valued at cost or a lesser amount if there is an other-than-temporary impairment in value. During 2003, we wrote down the carrying value of two New York Stock Exchange seats that we obtained as part of the Hoenig acquisition, when the market value of the seats was $2.5 million each. Since the current market environment has led to a reduction in NYSE seat prices, which we believe is other-than-temporary in nature, we have taken a $2 million impairment write-down to reflect the fair value of these seats at $1.5 million each. The fair value was determined by referencing actual NYSE seat sales made during 2003, the last four of which were sold at $1.5 million each. Similarly, our three Stock Exchange Trading Rights in Hong Kong, which are reflected in the financial statements within Other Intangibles, have also been written down to their fair market value resulting in an impairment charge of $524,000 in 2003. The fair value of the Stock Exchange Trading Rights was determined by, amongst other factors, examining the range of indicated prices for sales during 2003, as provided by the Stock Exchange of Hong Kong. Our assessment of the nature and extent of impairment of the exchange seats and exchange trading rights requires considerable judgment by management with respect to evaluating external factors. If actual impairment is greater than the write-downs we estimated, we may be required to record additional expense. The following table indicates our sensitivity to potential future impairment charges from further declines in market value of our NYSE exchange seats and Stock Exchange Trading Rights in Hong Kong:

	Potential Future Impairment
	10%	25%	50%
	($ in millions)
NYSE exchange seats	$0.3	$0.8	$1.5
Stock exchange trading rights	$0.0	$0.0	$0.1

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

        We continuously monitor our customer account balances and maintain an allowance for soft dollar advances which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense, which could have a material adverse impact on our operating results for the periods in which such additional expense would occur. Net soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	($ millions)
Net soft dollar commissions	$53.2	$33.6	$28.9
Prepaid soft dollar research, gross	6.8	7.9	—
Allowance for prepaid soft dollar research	(2.0)	(2.3)	—

Prepaid soft dollar research, net of allowance	4.8	5.6	—
Accrued soft dollar research payable	18.8	20.9	11.1

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

        In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $19.6 million and are supported by $3.4 million in restricted cash deposits.

        A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants. At December 31, 2003, cash and cash equivalents and securities owned, at fair value amounted to $263.2 million and net receivables from brokers, dealers and other due within 30 days totaled $207.4 million. In addition, we held $11.9 million of total cash in restricted or segregated bank or clearing broker accounts at December 31, 2003.

        We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk. As of December 31, 2003, we had investments in limited partnerships totaling $19.5 million, of which $10.0 million were invested in marketable securities, $0.1 million was invested in a venture capital fund and $9.4 million, related to the Inference Arbitrage Fund, was in money market funds. The Inference Arbitrage Fund was subsequently liquidated in January 2004 with the proceeds reinvested in money market funds. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short-term price movements.

        On June 11, 2003, we acquired a 25% interest in Radical Corporation, a provider of an equity front-end software-trading platform, for $956,000 including legal expenses of $206,000 with the right to purchase the remaining 75% interest in Radical Corporation during the first half 2004. The additional purchase price is contingent upon performance as per a defined calculation in the purchase agreement and will not exceed $18.0 million. On February 27, 2004 we exercised our option to purchase the remaining 75% of Radical Corporation, which purchase is scheduled to close at the end of March 2004.

        Cash flows provided by operating activities were $62.2 million in 2003 as compared to $70.1 million in 2002. The $7.9 million decrease was primarily attributable to a $31.8 million decrease in net income, partially offset by changes in non-cash items and working capital. These changes include the impact of:

  i.
  Restricted cash - in 2002 we segregated approximately $12 million as restricted cash relating to (a) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (b) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of Hoenig stockholders (see Note 4, Hoenig Acquisition), and (c) a segregated account maintained by ITG Inc.'s clearing broker on behalf of its Hoenig division for the benefit of customers under certain directed brokerage arrangements. The effect of these was to reduce net cash provided by operating activities in 2002.

  ii.
  Securities owned at fair value - timing differences relating to recently matured investments in securities, presently in the form of cash or cash equivalents, prior to their subsequent reinvestment contributed an additional $5.5 million to net cash provided by operating activities in 2003.

  iii.
  Higher income tax payments in 2002 - 2002 cash payments included higher quarterly estimated tax payments based on a higher level of income and the September 15, 2001 estimated Federal income tax payment, which was not paid until January 2002 in accordance with the tax relief provided by the U.S. government to counties affected by the tragic events of September 11th, 2001.

        Net cash provided by/(used in) investing activities reflects a reallocation of certain investments from auction rate preferred stock to cash. We are revisiting the regulatory capital treatment of certain auction rate preferred stock. While conducting this analysis, we have moved those funds to cash to ensure the regulatory capital treatment of these assets.

        Net cash provided by/(used in) used in financing activities reflects purchases of nearly 3 million shares of our common stock as part of our share repurchase program, which were funded from our available cash resources. As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During 2003, we purchased approximately 3 million shares of our common stock at an average cost of $16.73 per share, totaling $50.1 million. As of December 31, 2003, we repurchased all shares permitted under the most recent share repurchase program authorization. In January 2004, our Board of Directors authorized further repurchases of up to 3 million shares of our common stock.

        Net cash provided by/(used in) financing activities also reflects $4.7 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other stock based compensation.

        Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At December 31, 2003, ITG Inc., AlterNet and ITG Execution Services had net capital of $107.3 million, $3.6 million and $3.9 million, respectively, of which $107.0 million, $3.5 million and $3.9 million, respectively, was in excess of required net capital.

        In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2003 of approximately $8.9 million, $3.7 million, $6.7 million, and $27.1 million respectively.

        Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

        As of December 31, 2003, ITG Inc. held a $4.3 million cash balance on behalf of its Hoenig division in a segregated deposit account with its clearing broker for the benefit of customers under certain directed brokerage arrangements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $136.0 million. In the event that a customer of ITG's subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $136.0 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

        As of December 31, 2003, our contractual obligations and other commercial commitments amounted to $57.1 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ thousands)
Contractual obligations
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	49,830	8,622	12,544	9,836	18,828
Minimum compensation
employment agreements	4,545	4,545	—	—	—
Purchase obligations	2,720	759	1,268	693	—
Other long-term liabilities reflected
on balance sheet under GAAP	—	—	—	—	—

Total	$57,095	$13,926	$13,812	$10,529	$18,828

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

        On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally. Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures. In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig's net assets as of September 3, 2002. Approximately $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years. The excess of the purchase price over the fair value of the net assets acquired was

$56.8 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

        The consolidated financial statements include the results of operations of the above businesses from their respective dates of acquisition.

        On November 1, 2002, Inference Group LLC, our former asset management subsidiary, was reorganized. In connection with this reorganization, we sold 81% of Inference Group LLC to the Inference Group management team and retained a 19% minority ownership interest. In the fourth quarter of 2003, Inference Group LLC ceased substantially all asset management operations. Accordingly, we took an asset impairment charge of $223,000 representing the full cost basis of our investment.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Until December 31, 2002, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based compensation expense was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the identification and assessment for consolidation of variable interest entities. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity's activities and the obligation to absorb an entity's losses or right to receive expected residual results. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For entities that were originated prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We have completed our analysis of the impact of Interpretation No. 46 and its adoption did not have a material effect on our results of operations, financial position or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities subsequent to the initial issuance of SFAS 133. This statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material effect on our results of operations, financial position or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for certain financial instruments which possess characteristics of both a liability and equity, which under previous guidance could be classified as equity or "mezzanine" equity. Generally, it now requires classification of such financial instruments as a liability (or assets in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments in existence prior to May 31, 2003, SFAS No. 150 is effective as of September 1, 2003. The adoption of this statement did not have a material effect on our results of operations, financial position or cash flows.

Subsequent Event

        On February 27, 2004 we exercised our option to purchase the remaining 75% of Radical Corporation which we did not already own, which purchase is scheduled to close at the end of March 2004. The additional purchase price, which has not yet been finalized, is contingent upon performance as per a defined calculation in the purchase agreement and will not exceed $18.0 million.

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

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio. Interest-sensitive financial instruments will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds, highly liquid variable rate municipal securities auction rate preferred stock and treasury notes. The aggregate fair market value of our portfolio was $191.0 million and $197.5 million as of December 31, 2003 and 2002, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value. For the years ended December 31, 2003 and 2002 we estimated that a hypothetical 100 basis point adverse change in interest rates would have resulted in a $2.0 million and $2.5 million decline in the value of our portfolio, respectively.

Foreign Currency Risk

        We currently operate and continue to expand globally in a variety of ways, including through our operations in Canada, Australia, Europe and Hong Kong, and through the development of specially tailored versions of our services. Additionally, we maintain development facilities in Israel. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar, Hong Kong Dollar and Israeli New Shekel. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this risk. Non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

        Approximately 18%, and 11% of our revenues for the years ended December 31, 2003 and 2002 were denominated in non-U.S. dollar currencies. For the years ended December 31, 2003 and 2002, we estimated that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a further increase in net losses in our international operations of $0.2 million, and $1.1 million, respectively.

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

        We manage equity price risk associated with open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. Our operations and trading departments review all open trades daily. Additionally, our clearing broker notifies us of all known trade discrepancies on the day following the trade date. We have also established approval policies that include review by a Supervisory Principal of any proprietary trading activity.

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

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations are invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We currently have investments in municipal bonds, auction rate preferred bonds and, to a lesser extent, common stock. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2003 and 2002, our cash and cash equivalents and securities owned were approximately $263.2 million and $256.6 million, respectively.

        Our investments in limited partnership funds require approval of executive management and/or the board of directors. As of December 31, 2003, we had investments in limited partnerships totaling $19.5 million, of which $10.0 million were invested in marketable securities, $0.1 million was invested in a venture capital fund and $9.4 million, related to the Inference Arbitrage Fund, was in money market funds. The Inference Arbitrage Fund was subsequently liquidated in January 2004 with the proceeds reinvested in money market funds. At December 31, 2002, investments in limited partnerships investing in marketable securities and a venture capital fund were approximately $26.1 million.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Investment Technology Group, Inc. and subsidiaries:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, during 2003 the Company changed its method of accounting for stock-based compensation.

/s/ KPMG LLP

New York, New York
February 16, 2004, except for Note 20, which is as of February 27, 2004

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$239,013	$180,970
Cash restricted or segregated under regulations and other	11,892	12,302
Securities owned, at fair value	24,174	75,644
Receivables from brokers, dealers and other, net	219,860	159,293
Investments in limited partnerships	19,529	26,104
Premises and equipment	25,088	28,999
Capitalized software	6,575	6,582
Goodwill	77,143	77,533
Other intangibles	4,747	5,034
Deferred taxes	12,147	9,740
Other assets	9,680	12,053

Total assets	$649,848	$594,254

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$82,554	$83,350
Payables to brokers, dealers and other	187,764	139,138
Software royalties payable	4,209	4,122
Securities sold, not yet purchased, at fair value	1,264	37
Income taxes payable	12,754	11,098

Total liabilities	288,545	237,745

Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock, par value $0.01 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 51,262,743 and 51,220,201 shares issued at December 31, 2003 and 2002, respectively; and 44,740,279 and 47,530,479 shares outstanding at December 31, 2003 and 2002, respectively	513	512
Additional paid-in capital	157,319	155,085
Retained earnings	333,978	292,025
Common stock held in treasury, at cost; shares: 6,522,464 and 3,689,722 at December 31, 2003 and 2002, respectively	(138,641)	(92,471)
Accumulated other comprehensive income:
Currency translation adjustment	8,134	1,358

Total stockholders' equity	361,303	356,509

Total liabilities and stockholders' equity	$649,848	$594,254

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Commissions
POSIT	$126,729	$155,060	$186,101
Electronic Trading Desk	119,355	111,703	89,748
Client Site Trading Products	77,554	111,333	93,993
Other	10,354	9,485	7,565

Total revenues	333,992	387,581	377,407

Expenses:
Compensation and employee benefits	118,070	114,402	103,745
Transaction processing	46,316	50,459	49,531
Software royalties	16,894	19,643	23,726
Occupancy and equipment	31,149	28,017	20,638
Telecommunications and data processing services	18,334	17,453	15,086
Net gain on long-term investments	—	—	(309)
Restructuring charges	—	5,874	—
Other general and administrative	33,528	24,480	28,878

Total expenses	264,291	260,328	241,295

Income before income tax expense	69,701	127,253	136,112
Income tax expense	27,748	53,443	57,217

Net income	$41,953	$73,810	$78,895

Earnings per share:
Basic	$0.89	$1.52	$1.65

Diluted	$0.89	$1.51	$1.62

Basic weighted average number of common shares outstanding	46,996	48,464	47,886

Diluted weighted average number of common shares outstanding	47,016	49,003	48,689

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity For the
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2001	—	511	138,127	139,320	(67,186)	(356)	210,416
Issuance of common stock in connection with the employee stock option plan (1,017,151 shares) and the employee stock unit award plan (158,889 shares)	—	—	6,902	—	21,247	—	28,149
Issuance of common stock in connection with the employee stock purchase plan (40,470 shares)	—	1	1,147	—	—	—	1,148
Effect of the 3-for-2 stock split payout of fractional shares	—	—	(45)	—	—	—	(45)
Comprehensive income:
Net income	—	—	—	78,895	—	—	78,895
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	(619)	(619)

Comprehensive income							78,276

Balance at December 31, 2001	—	512	146,131	218,215	(45,939)	(975)	317,944

Issuance of common stock in connection with the employee stock option plan (759,146 shares), the employee stock unit award plan (99,230 shares), and the directors' retainer fee subplan (614 shares)	—	—	6,460	—	17,141	—	23,601
Issuance of common stock in connection with the employee stock purchase plan (35,712 shares)	—	—	1,188	—	—	—	1,188
Purchase of common stock for treasury (2,005,400 shares)	—	—	—	—	(63,673)	—	(63,673)
Exchange of Hoenig stock options for ITG stock options	—	—	1,306	—	—	—	1,306
Comprehensive income:
Net income	—	—	—	73,810	—	—	73,810
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	2,333	2,333

Comprehensive income							76,143

Balance at December 31, 2002	—	$512	$155,085	$292,025	$(92,471)	$1,358	$356,509

Issuance of common stock in connection with the employee stock option plan (32,423 shares), the employee stock unit award plan (127,769 shares), and the directors' retainer fee subplan (2,745 shares)	—	—	288	—	3,939	—	4,227
Issuance of common stock in connection with the employee stock purchase plan (42,542 shares)	—	1	782	—	—	—	783
Stock-based compensation	—	—	1,164	—	—	—	1,164
Purchase of common stock for treasury (2,995,679 shares)	—	—	—	—	(50,109)	—	(50,109)
Comprehensive income:
Net income	—	—	—	41,953	—	—	41,953
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	6,776	6,776

Comprehensive income							48,729

Balance at December 31, 2003	$—	$513	$157,319	$333,978	$(138,641)	$8,134	$361,303

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from Operating Activities:
Net income	$41,953	$73,810	$78,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,961	16,629	16,581
Impairment charges	2,747	—	—
Tax benefit from employee stock options	291	5,535	8,473
Deferred income tax expense (benefit)	(2,332)	25	(5,460)
Gain on sale of investments	—	(345)	(1,157)
Undistributed gain of affiliates	—	—	(309)
Write-down of investment in limited partnership	—	—	2,415
Provision for doubtful accounts	368	(776)	1,406
Stock-based compensation	1,164	—	—
Changes in operating assets and liabilities:
Cash, restricted or segregated	840	(12,302)	—
Securities owned, at fair value	7,063	1,615	(10,424)
Receivables from brokers, dealers and other, net	(44,106)	(75,903)	1,788
Accounts payable and accrued expenses	(1,926)	(2,165)	14,472
Payables to brokers, dealers and other	32,914	79,904	(72)
Securities sold, not yet purchased, at fair value	1,081	(4,750)	(6,615)
Income taxes payable	1,657	(11,004)	15,021
Other, net	499	(222)	10,228

Net cash provided by operating activities	62,174	70,051	125,242

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	—	(66,314)	(17,793)
Capital purchases	(10,096)	(13,667)	(13,553)
Capitalization of software development costs	(4,973)	(4,910)	(3,277)
Purchase of investments in limited partnerships	—	—	(11,000)
Proceeds from sale of investments in limited partnerships	7,143	—	—
Proceeds from sale of securities owned	44,650	1,225	1,295

Net cash provided by (used in) investing activities	36,724	(83,666)	(44,328)

Cash flows from Financing Activities:
Common stock issued	4,719	19,252	20,824
Common stock repurchased	(50,109)	(63,673)	—
Payout of fractional shares in connection with stock split	—	—	(45)

Net cash (used in) provided by financing activities	(45,390)	(44,421)	20,779

Effect of exchange rate changes on cash and cash equivalents	4,535	2,399	(619)
Net increase (decrease) in cash and cash equivalents	58,043	(55,637)	101,074
Cash and cash equivalents—beginning of year	180,970	236,607	135,533

Cash and cash equivalents—end of year	$239,013	$180,970	$236,607

Supplemental cash flow information
Interest paid	$668	$1,578	$2,734
Income taxes paid	$27,623	$58,932	$38,894

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Basis of Presentation

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. ("AlterNet"), United States ("U.S.") broker-dealers in equity securities, (2)) Hoenig Group Inc. (since the date of its acquisition on September 3, 2002) and its operating affiliates, Hoenig & Company, Inc. and Hoenig (Far East) Limited (collectively, "Hoenig"), agency soft dollar broker-dealers in equity securities in the U.S. and Hong Kong, (collectively "Hoenig") (3) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, which was 50% owned prior to our May 2, 2001 purchase of the 50% ownership interest in the ITG Europe joint venture we did not already own, (4) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (5) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. ("KTG"), a direct access provider in Canada, (7) ITG Hoenig Limited ("ITG Hong Kong"), an institutional broker dealer in Hong Kong, and (8) ITG Software Solutions, Inc., our intangible property and software development and maintenance subsidiary in the U.S.

        On September 3, 2003, ITG completed the integration of the soft dollar agency brokerage business of Hoenig & Co., Inc. into ITG Inc (herein referred to as the "Hoenig division"). Hoenig & Co., Inc. changed its name to ITG Execution Services Inc. ("ITG Execution Services") and its sole continuing business is the conduct of floor brokerage activities on the NYSE for its affiliated companies. In December 2003, ITG Hong Kong Ltd. changed its name to ITG Hoenig Limited.

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

Fair Value of Financial Instruments

        Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and securities sold, not yet purchased, investments in limited partnerships and certain receivables are carried at market value, estimated fair value or contracted amounts which approximate fair value due to the short period to maturity and repricing characteristics.

Securities Transactions

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong. Other revenues include (a) interest income/expense, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers' short settlement activities, (c) realized gains and losses in connection with our cash management and strategic investment activities, (d) subscription revenues for routing and other services in the U.S. and direct access connectivity in Canada from KTG, and (e) income/loss from positions taken by ITG Canada as customer facilitations (a customary practice in the Canadian marketplace) as well as income from same day Canadian interlisted arbitrage trading.

        Receivables from brokers, dealers and other, net consist of commissions receivable, amounts receivable for securities transactions that have not yet reached their contractual settlement date and receivables from customers arising from the Company's prepayment of soft dollar research, net of an allowance for doubtful accounts, which is determined based upon management's estimate of the collectibility of such receivables. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis. The Company clears all securities transactions through other broker-dealers on a fully disclosed basis.

        Securities owned, at fair value consist primarily of highly liquid, variable rate state and municipal government obligations, variable rate auction rate preferred stock, common stock and warrants, and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock.

        Included in securities owned are certain securities that are not readily marketable because (a) there is no market based upon quoted market prices from third parties, (b) they cannot be publicly offered or sold unless registration has been effected under the securities Act of 1933, or (c) they cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 2003, the Company held (a) warrants in a publicly traded company at an estimated fair value of $40,000 and (b) 758,000 shares of corporate stock in a privately held company with a fair value of zero as determined by management since a market price is not observable or measurable. In March 2004, the private company filed a registration statement on Form S-1 with the SEC in contemplation of an initial public offering of their stock. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the Consolidated Statement of Income.

        Investments in limited partnerships consist of investments in hedge funds investing primarily in marketable securities and a venture capital fund. At December 31, 2003, Investments in limited partnerships also included $9.4 million in money market funds related to the Inference Arbitrage Fund which was subsequently liquidated in January 2004 (with the proceeds reinvested in money market funds). These investments in limited partnerships do not have readily available price quotations. These investments are accounted for under the equity method, which approximates fair value, or at the fair value as estimated by management. In determining the estimated fair value, we considered all appropriate factors relevant to such investments and consistently apply the procedures for arriving at estimated fair value. However, because of the assumptions inherent to estimate fair value, actual fair value could differ from the estimated fair value as determined by management. Gains and losses for changes in fair value and other than temporary impairments are included in other revenues in the consolidated statements of income.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the identification and assessment for consolidation of variable interest entities. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity's activities and the obligation to absorb an entity's losses or right to receive expected residual results. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For entities that were originated prior to February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003.

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

        Soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
	($ millions)
Net soft dollar commissions	$53.2	$33.6	$28.9
Prepaid soft dollar research, gross	6.8	7.9	—
Allowance for prepaid soft dollar research	(2.0)	(2.3)	—

Prepaid soft dollar research, net of allowance	4.8	5.6	—
Accrued soft dollar research payable	18.8	20.9	11.1

Capitalized Software

        Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we capitalize software development costs where technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, "Accounting for Research and Development Costs". The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life, which is 24 months or less. Amortization begins when the product is available for release to customers. Amortization of software development costs is included in other general and administrative expenses in the consolidated statements of income.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs were $24.1 million, $23.0 million and $19.7 million for 2003, 2002 and 2001, respectively.

Goodwill and Other Intangibles

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

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

        As is the normal practice in our industry, the values we report for certain long-lived assets, specifically exchange seats and stock exchange trading rights, are valued at cost or a lesser amount (fair market value) if there is an other-than-temporary impairment in value.

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

        Effective January 1, 2003, we began to account for stock-based compensation in accordance with the fair-value method prescribed by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under this method of adoption, compensation expense will be recognized based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period. The company is permitted to grant performance based stock options and records stock based compensation expense for these options based on management's estimates of performance achievement.

        Had compensation cost for our stock option plan been determined consistent with SFAS No. 123 for all years presented below, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

	2003	2002	2001
Net income, as reported	$41,953	$73,810	$78,895
Add: Stock-based compensation expense Included in reported net income, net of tax $490	674	—	—
Deduct: Total stock-based compensation expense determined under fair value based method(a)	(5,420)	(7,890)	(7,315)

Pro forma net income	$37,207	$65,920	$71,580

Earnings per share:
Basic—as reported	$0.89	$1.52	$1.65

Basic—pro forma	$0.79	$1.36	$1.49

Diluted—as reported	$0.89	$1.51	$1.62

Diluted—pro forma	$0.79	$1.35	$1.47

Basic shares	46,996	48,464	47,886
Diluted shares	47,016	49,003	48,689

Note:

(a)
determined under fair value based method for all awards, net of tax ($3,941, $5,714 and $5,749 for the years ended December 31, 2003, 2002 and 2001, respectively)

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.3%	3.0%	4.6%
Expected volatility	45%	42%	47%
Expected life (years)	4.25	4.25	5.00

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

KTG

        On September 28, 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $7.4 million Canadian dollars (approximately US$4.7 million). KastenNet is a direct access provider that employs proprietary technology to connect its clients, Canadian broker-dealers, to the Toronto Stock Exchange. We acquired the assets of KastenNet via KTG, a wholly-owned subsidiary of ITG. The purchase price has been allocated to assets acquired and liabilities assumed based upon estimated fair market values at the date of acquisition. A software license we acquired amounting to US$4.2 million is being amortized on a straight-line basis over a fifteen-year period.

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

        Under the terms of the transaction, Hoenig stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. The initial $2.4 million cash deposit balance as well as any subsequent recoveries from third parties are classified in cash restricted or segregated under regulations and other and a corresponding liability is recorded as accounts payable and accrued expenses in our consolidated statement of financial condition as of December 31, 2003.

        Such escrow requirement relates to the pursuit, on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with a $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig's policies and procedures.

        In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of Hoenig's net assets as of September 3, 2002 as follows:

  i.
  Exchange seats - at the acquisition date, the market value of two New York Stock Exchange ("NYSE") memberships owned by Hoenig was $5.0 million compared with Hoenig's carrying value of $0.8 million. This resulted in a $4.2 million allocation of the purchase consideration to such memberships.

  ii.
  Trade name - $0.5 million was allocated to the "Hoenig" trade name, which is being amortized over three years from the date of acquisition.

  iii.
  Valuation Allowance - a $3.7 million allowance was provided in relation to certain deferred tax assets as it appeared more likely than not that these assets would not be realized.

  iv.
  Liabilities - we recorded liabilities totaling approximately $3.1 million principally in relation to (i) the severance provided to the former Hoenig Chief Executive Officer and certain other employees of Hoenig, and (ii) lease and contract termination costs in relation to the closure of Hoenig offices in London and Hong Kong as local personnel moved into ITG offices following the acquisition. All other assets acquired and liabilities assumed had fair values substantially equal to their historic book values.

The remaining purchase consideration, or $56.8 million, was recorded as goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

        The following is a summary of the allocation of the purchase price in the Hoenig acquisition (dollars in thousands):

Purchase price	$105,012
Acquisition costs	2,817

Total purchase price	$107,829

Historical net assets acquired	$53,435
Write-up of exchange seats and trading rights	4,200
Write-up of "Hoenig" trade name	486
Write-down of deferred tax assets	(3,659)
Liabilities for restructuring and integration costs incurred	(3,129)
Other, net	(329)
Goodwill	56,825

Total purchase price	$107,829

        This business combination, accounted under the purchase method, was recorded using management's final assessment of the fair value of the net assets acquired.

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

(4)    Goodwill and Other Intangibles

        The following is a summary of goodwill and other intangibles at December 31:

	Goodwill		Other Intangibles
	2003	2002	2003	2002
	(Dollars in thousands)
Reporting Units:
U.S. Operations	$56,774	$55,643	$270	$432
International Operations	20,369	21,890	4,477	4,602

Total	$77,143	$77,533	$4,747	$5,034

        In accordance with SFAS No. 142, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. Other intangibles with definite lives, continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

        On September 3, 2002, we recorded approximately $56.8 million of goodwill in relation to the completion of the Hoenig acquisition. See Note 3, Acquisitions. As of December 31, 2003, goodwill also included an aggregate of $20.3 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the year ended December 31, 2003, no goodwill was deemed impaired and, accordingly, no write-off was required.

        As of December 31, 2003 and December 31, 2002, other intangibles included (i) the software license acquired in 2001 from KastenNet ($4.4 million and $3.9 million respectively), (ii) the Hoenig trade name ($0.3 million and $0.5 million), and (iii) certain trading rights principally in Hong Kong ($0.1 million and $0.8 million). These other intangibles are amortized over their respective estimated useful life, which ranges from 3 to 15 years. As of December 31, 2003 we have taken a $0.5 million impairment write-down to reflect the fair value of our Hong Kong trading rights.

        We recorded amortization expense in relation to other intangibles of approximately $0.6 million and $0.5 million for the years ended December 31, 2003 and December 31, 2002 respectively. Estimated amortization expense for existing other intangibles is approximately $2.0 million in total for the five-year period ending December 31, 2008.

        Had we applied the non-amortization provisions of SFAS No. 142 during the year ended December 31, 2001, net income and per share data for the years ended December 31, 2003, 2002 and 2001 would have been as follows (dollars in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Reported net income	$41,953	$73,810	$78,895
Add back goodwill amortization	—	—	1,105

Adjusted net income	$41,953	$73,810	$80,000

Basic earnings per share:
Reported net income	$0.89	$1.52	$1.65
Add back amortization of goodwill	—	—	0.02

Adjusted net income	$0.89	$1.52	$1.67

Diluted earnings per share:
Reported net income	$0.89	$1.51	$1.62
Add back amortization of goodwill	—	—	0.02

Adjusted net income	$0.89	$1.51	$1.64

(5)    Restructuring Charges

        In accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), in 2002 we implemented a plan to align our infrastructure with expected levels of trading volume. As a result of this decision, we recorded a $5.9 million charge consisting of severance and related costs. The following is a summary of the restructuring charges recognized in December 2002 and the activity through December 31, 2003 (dollars in thousands):

Total restructuring charges	$5,874
Amount paid in 2002	1,414

Balance at December 31, 2002	4,460
Amount paid in 2003	4,320
Adjustments 2003	(140)

Balance at December 31, 2003	$0

        The restructuring was completed in 2003.

(6)    Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31:

	Securities Owned		Securities Sold, Not Yet Purchased
	2003	2002	2003	2002
	(Dollars in thousands)
Auction rate preferred stock	$10,500	$60,950	$—	$—
State and municipal government obligations	7,125	3,500	—	—
U.S. treasury securities	—	6,319	—	—
Corporate stocks	1,537	505	1,264	37
Other	5,012	4,370	—	—

Total	$24,174	$75,644	$1,264	$37

        Included in securities owned are certain securities that are not readily marketable because (a) there is no market based upon quoted market prices from third parties, (b) they cannot be publicly offered or sold unless registration has been effected under the securities Act of 1933, or (c) they cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 2003, the Company held (a) warrants at an estimated fair value of $40,000 and (b) 758,000 shares of corporate stock in a privately held company with a fair value of zero as determined by management since a market price is not observable or measurable. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the Consolidated Statement of Income.

(7)    Receivables From and Payables To Brokers, Dealers and Other

        The following is a summary of receivables from and payables to brokers, dealers and other at December 31:

	Receivables From		Payables To
	2003	2002	2003	2002
	(Dollars in thousands)
Customers	$168,448	$132,061	$116,792	$100,263
Clearing brokers and other	53,783	29,787	70,972	38,875
Allowance for doubtful receivables	(2,371)	(2,555)	—	—

Total	$219,860	$159,293	$187,764	$139,138

        We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. We recorded additions to the allowance of $0.4 million and $0.2 million, and reductions against the allowance of $0.1 million and $0.9 million during the years ended December 31, 2003 and 2002, respectively. We also reduced the allowance by $0.5 million for items originally included as part of the Hoenig purchase in 2002, but were subsequently collected in 2003.

(8)    Premises and Equipment

        The following is a summary of premises and equipment at December 31:

	2003	2002
	(Dollars in thousands)
Furniture, fixtures and equipment	$83,880	$75,432
Leasehold improvements	14,668	13,967

	98,548	89,399
Less: accumulated depreciation and amortization	73,460	60,400

Total	$25,088	$28,999

        Depreciation and amortization expense relating to premises and equipment amounted to $14.4 million, $13.8 million, and $11.8 million in 2003, 2002, and 2001, respectively.

(9)    Capitalized Software

        The following is a summary of capitalized software costs at December 31:

	2003	2002
	(Dollars in thousands)
Capitalized software costs	$11,528	$8,258
Less: accumulated amortization	4,953	1,676

Total	$6,575	$6,582

        Software costs totaling $5.0 million and $4.9 million were capitalized in 2003 and 2002, respectively, primarily for the development of new versions of several products. Also during 2003 and 2002, capitalized software costs and related accumulated amortization were each reduced by $1.7 million and $6.6 million, respectively for fully amortized costs.

        Capitalized software costs of $1.1 million and $0.6 million were not subject to amortization as of December 31, 2003 and 2002, respectively, as the underlying products were not yet available for release to customers. In 2003, 2002 and 2001, other general and administrative expenses in our consolidated statements of income included $5.0 million, $2.4 million and $3.7 million, respectively, in relation to the amortization of capitalized software costs.

(10)    Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following at December 31:

	2003	2002
	(Dollars in thousands)
Deferred compensation	$22,172	$21,676
Accrued soft dollar research payables	18,797	20,927
Trade payables	10,813	9,818
Accrued compensation and benefits	6,197	7,307
Accrued restructuring costs	—	4,460
Accrued rent	2,387	2,372
Accrued telecom	2,132	1,890
Other accrued expenses	20,056	14,900

Total	$82,554	$83,350

(11)    Income Taxes

        Income tax expense (benefit) consisted of the following components:

	2003	2002	2001
	(Dollars in thousands)
Current
Federal	$22,134	$47,050	$55,038
State	7,235	5,879	6,913
Foreign	548	601	580

	29,917	53,530	62,531
Deferred
Federal	(1,699)	480	(3,993)
State	(470)	(567)	(1,321)

	(2,169)	(87)	(5,314)

Total	$27,748	$53,443	$57,217

        Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31 were as follows:

	2003	2002
	(Dollars in thousands)
Deferred compensation	$9,712	$9,549
Investment loss	3,659	3,659
Depreciation	3,055	2,606
NYSE exchange seats impairment	762	—
Valuation allowance	(3,659)	(3,659)
Other deferred tax liabilities, net	(1,382)	(2,415)

Total	$12,147	$9,740

        The valuation allowance of $3,659,000 relates solely to a capital loss carryforward generated by Hoenig in 2001. At December 31, 2003, management believes it is unlikely to generate a sufficient amount of capital gain to utilize the deferred tax asset within the carryforward period (expiring June 30, 2006). There has been no change in the valuation allowance in the current year. Management believes that realization of the remaining net deferred tax asset is more likely than not based on future reversals of existing taxable temporary differences and anticipated future taxable income as well as potential carryback capacity.

        The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	2003	2002	2001
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax effect	6.3	4.9	5.9
Non-deductible foreign losses	3.0	3.6	1.6
R&D tax credits	(5.0)	(2.0)	—
Other differences, net	0.5	0.5	(0.5)

Effective income tax rate	39.8%	42.0%	42.0%

(12)    Related Party Transactions

  International operations

        Prior to our purchase of the remaining 50% stakes in our European subsidiaries in May 2001, the transactions described below were related party transactions.

        Pursuant to a software license agreement between Investment Technology Group International Limited ("ITGIL") and ITG Ventures Ltd., formerly ITG Technologies Limited ("ITG Ventures"), ITGIL invoiced ITG Ventures $0.8 million, in 2001 for development services.

        In 1999, ITG Inc. entered into service agreements with our related party, Investment Technology Group Limited. under which ITG Inc. provides introductory brokerage and related services. Investment Technology Group Limited's fees for these services are included in revenues and amounted to $473,000 in 2001.

        We received royalty revenue from our related party, ITG Ventures in the amount of $170,000 in 2001, pursuant to software license agreements.

(13)    Off Balance Sheet Risk and Concentration of Credit Risk

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $136.0 million. In the event that a customer of ITG's subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $136.0 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

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

(14)    Net Capital Requirement

        ITG Inc., AlterNet and ITG Execution Services. are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and ITG Execution Services, Inc. have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 for ITG Execution Services, Inc., or 6 2/3% of aggregate indebtedness.

        At December 31, 2003, ITG Inc., AlterNet and ITG Execution Services. had net capital of $107.3 million, $3.6 million and $3.9 million, respectively, of which $107.0 million, $3.5 million and $3.9 million, respectively, was in excess of required net capital.

        In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2003 of approximately $8.9 million, $3.7 million, $27.1 million and $6.7 million, respectively.

        As of December 31, 2003, ITG Inc. on behalf of its Hoenig division, held a $4.3 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(15)    Stockholders' Equity

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we have never paid and do not anticipate paying cash dividends on our common stock at this time.

        As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in negotiated transactions. During the year ended December 31, 2003, we purchased approximately 3.0 million shares of our common stock at an average cost of $16.73 per share and for $50.1 million in the aggregate. We purchased approximately 2.0 million shares of our common stock at an average cost of $31.75 per share and for $63.7 million in the aggregate during the year ended December 31, 2002. As of December 31, 2003, we repurchased all shares permitted under the most recent share repurchase program authorization.

(16)    Employee and Non Employee Director Stock and Benefit Plans

Stock option plan

        At December 31, 2003, we had a stock option plan.

        Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), options to purchase 9,506,096 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging through January 2010. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After such date, no further stock options shall be granted but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

        In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors' Plan. The Non-Employee Directors' Plan generally provides for an annual grant to each non-employee director of an option to purchase 6,141 shares of Common Stock. In addition, the Non-Employee Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of Common Stock. Stock options granted under the Non-Employee Directors' Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options granted through January 21, 2003 became exercisable three months after the date of grant. All options granted subsequent to January 21, 2003 vest and become exercisable in equal installments on or about the first, second, and third anniversaries of the grant date. Stock options granted under the Non-Employee Directors' Plan expire five years after the date of grant. A total of 557,050 shares of Common Stock are reserved for issuance under the Non-Employee Directors' Plan.

        Under the 1994 Plan, the Company is permitted to grant performance based stock options. In 2003, performance-based options for 1.1 million shares were granted to select employees that vest, in whole or in part, on the third anniversary of the grant only if consolidated pre-tax profits of the Company reach certain levels. The Company recognizes stock based compensation expense (see Note 2—Summary of Significant Accounting Policies) over this three-year period. For the year-ended December 31, 2003, the Company recorded stock based compensation expense of $0.8 million based on management's estimates of performance achievement. The performance based options vest at the end of the three year period and could result in no options actually being granted as a result of not meeting the three-year performance metric. The option summary tables below include 100% of the options granted regardless of management's estimate of the likelihood of achieving the performance metric. No such performance based options were granted in 2002 or 2001.

        A summary of the status of our stock option plan as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding
Outstanding at December 31, 2000	3,563,445	$22.21
Granted	1,314,903	35.70
Exercised	(1,017,146)	19.35
Forfeited	(169,019)	24.38

Outstanding at December 31, 2001	3,692,183	27.70
Granted	949,630	31.87
Exchanged by Hoenig employees for ITG options	99,448	22.02
Exercised	(759,146)	23.87
Forfeited	(84,419)	27.44

Outstanding at December 31, 2002	3,897,696	29.36
Granted	1,367,551	13.80
Exercised	(32,423)	13.53
Forfeited	(794,556)	26.25

Outstanding at December 31, 2003	4,438,268	25.47

Amount Exercisable at December 31,
2003	2,242,818	28.18
2002	1,773,183	27.69
2001	1,259,100	24.18

        The provision for income taxes excludes current tax benefits related to the exercise of stock options of $0.3 million, $5.5 million and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Such benefit is reflected as an increase to Stockholders' Equity.

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 9.69 – $19.39	1,317,100	3.78	$13.86	136,613	$14.56
19.40 – 25.72	861,186	0.53	15.99	861,186	24.46
25.73 – 33.85	1,542,736	2.74	30.08	804,696	28.84
33.86 – 45.82	711,239	3.07	38.00	434,316	38.31
45.83 – 51.85	6,007	3.24	51.85	6,007	51.85

$ 9.69 – $51.85	4,438,268	2.73	$25.47	2,242,818	$28.18

ITG Employee and Non Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Money Purchase Pension Plan (the "Plans"). These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $200,000 for 2003. The Plans' features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the Plans and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. The costs for the Plans were $3,335,000, $2,767,000 and $6,221,000 in 2003, 2002 and 2001, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

        Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program ("SUA"), a mandatory tax-deferred compensation program established under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. Each participant is automatically granted units, 15 days following the end of each calendar quarter based on participant's actual or assigned compensation reduction. The units are at all times fully vested and non-forfeitable. The units are to be settled on or after the third anniversary of the date of grant. Effective April 1, 2003, the SUA plan was amended prospectively to include mandatory participation for all employees earning total compensation per annum of $200,000 and greater. The amended plan also deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company's common stock equal in value to 130% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares half of which are to be distributed on the third anniversary of the deferral and the remaining half on the sixth anniversary of deferment. The match representing 30% is contingent only on employment with the Company and vests 50% on the third anniversary of the match and the remaining 50% on the sixth year of the match. We included the participants' deferral in compensation expense and recognized additional compensation expense of $227,000, $758,000, and $801,000 in 2003, 2002, and 2001, respectively, which represents the 15% (and 30%, effective April 1, 2003) excess over the amount actually deferred by the participants. During 2003, 2002, and 2001, we granted 219,054, 115,477, and 170,808 units, respectively, to the employees in the SUA. During 2003, 2002, and 2001 we issued 127,769, 99,230 and 158,889 shares, respectively, of our common stock in connection with the SUA.

        Under the Directors' Retainer Fee Subplan, adopted in 2002, directors who are not our employees receive an annual retainer fee of $50,000. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock valued at $50,000 on the grant date or (iii) under a deferred compensation plan which provides deferred share units valued at $50,000 on the grant date which convert to freely sellable shares when the director retires from our board of directors. The cost of the Directors' Retainer Fee Subplan was $350,000 and $150,000 in 2003 and 2002, respectively, and is included in other general and administrative expenses in the consolidated statements of income.

        In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our Common Stock at a 15% discount through automatic payroll deductions.. In 2003, upon adoption of the fair value method for recording stock based compensation, we recognized expense of $146,000 in connection with the 15% discount provided to ESPP participants.

(17)    Earnings Per Share

        Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding to reflect our three-for-two stock split in December 2001. The average number of outstanding shares for the years ended December 31, 2003, 2002, and 2001 were 47.0 million, 48.5 million and 47.9 million, respectively.

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	2003	2002	2001
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$41,953	$73,810	$78,895

Shares of common stock and common stock equivalents:
Average number of common shares	46,996	48,464	47,886

Average shares used in basic computation	46,996	48,464	47,886
Effect of dilutive securities	20	539	803

Average shares used in diluted computation	47,016	49,003	48,689

Earnings per share:
Basic	$0.89	$1.52	$1.65

Diluted	$0.89	$1.51	$1.62

        At December 31, 2003, 2002 and 2001, approximately 3,691,000, 759,000 and 767,000 securities, respectively, were not included in the computation of diluted earnings per share because their effects would have been antidilutive.

(18)    Commitments and Contingencies

  Lease commitments

        We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended

December 31, 2003, 2002, and 2001 was $8.9 million, $7.7 million, and $6.0 million, respectively. Minimum future rental commitments under non-cancelable operating leases follow:

Year Ending December 31,	(dollars in thousands)
2004	$8,622
2005	7,523
2006	5,021
2007	4,896
2008	4,940
2009 and thereafter	18,828

Total	$49,830

  Other commitments

        Pursuant to employment agreements expiring in 2004, we are obligated to pay five employees aggregate minimum compensation of $4.5 million in the year ending December 31, 2004. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate severance payments totaling the lower of $4.5 million or the remaining minimum compensation due, net of payments made through the termination date.

(19)    Segment Reporting

        Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        The Company's business structure is organized into two reportable segments: U.S. operations and international operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, as well as a research facility in Israel.

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

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
2003
Total revenues	$273,781	$60,211	$333,992
Income (loss) before income tax expense	74,262	(4,561)	69,701
Identifiable Assets	344,525	305,323	649,848
Capital purchases	8,675	1,421	10,096
2002
Total revenues	$346,040	$41,541	$387,581
Income (loss) before income tax expense	137,919	(10,666)	127,253
Identifiable Assets	360,052	234,202	594,254
Capital purchases	10,144	3,523	13,667
2001
Total revenues	$351,041	$26,366	$377,407
Income (loss) before income tax expense	142,461	(6,349)	136,112
Identifiable Assets	337,039	81,439	418,478
Capital purchases	12,065	1,488	13,553

(20)    Subsequent Event

        On February 27, 2004 we exercised our option to purchase the remaining 75% of Radical Corporation which we did not already own, which purchase is scheduled to close at the end of March 2004. The additional purchase price, which has not yet been finalized, is contingent upon performance as per a defined calculation in the purchase agreement and will not exceed $18.0 million.

(21)    Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for our quarterly operations in 2003, 2002, and 2001. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unaudited Year Ended December 31, 2003				Unaudited Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
Total Revenues	$86,517	$85,322	$88,642	$73,511	$93,571	$96,874	$99,398	$97,738
Expenses:
Compensation and employee benefits	29,836	29,028	30,438	28,768	29,997	28,770	29,474	26,161
Transaction processing	12,756	11,501	11,965	10,094	13,727	13,160	11,664	11,908
Software royalties	4,367	4,881	4,530	3,116	3,772	4,563	5,387	5,921
Occupancy and equipment	7,431	7,963	8,093	7,662	7,574	7,311	6,851	6,281
Telecommunications and data processing services	4,630	4,457	4,757	4,490	4,888	4,279	4,040	4,246
Restructuring charges	—	—	—	—	5,874	—	—	—
Other general and administrative	9,536	8,106	8,746	7,140	7,053	5,794	6,196	5,437

Total expenses	68,556	65,936	68,529	61,270	72,885	63,877	63,612	59,954

Income before income tax expense	17,961	19,386	20,113	12,241	20,686	32,997	35,786	37,784
Income tax expense	5,504	8,194	8,298	5,752	8,620	14,222	14,985	15,616

Net income	$12,457	$11,192	$11,815	$6,489	$12,066	$18,775	$20,801	$22,168

Basic earnings per share	$0.27	$0.24	$0.25	$0.14	$0.25	$0.39	$0.43	$0.45

Diluted earnings per share	$0.27	$0.24	$0.25	$0.14	$0.25	$0.39	$0.42	$0.45

Basic weighed average number of common shares outstanding	46,257	47,168	47,227	47,337	47,785	48,247	48,941	48,893

Diluted weighted average number of common shares outstanding	46,284	47,197	47,237	47,353	47,927	48,581	49,597	49,723

        Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unaudited Year Ended December 31, 2003				Unaudited Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(As a percentage of Total Revenues)
Total Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	34.5	34.0	34.3	39.1	32.1	29.7	29.7	26.8
Transaction processing	14.7	13.5	13.5	13.7	14.7	13.6	11.7	12.2
Software royalties	5.0	5.7	5.1	4.2	4.0	4.7	5.4	6.1
Occupancy and equipment	8.6	9.4	9.1	10.4	8.1	7.5	6.9	6.4
Telecommunications and data processing services	5.4	5.2	5.4	6.1	5.2	4.4	4.1	4.3
Restructuring charges	0.0	0.0	0.0	0.0	6.3	0.0	0.0	0.0
Other general and administrative	11.0	9.5	9.9	9.8	7.5	6.0	6.2	5.5

Total expenses	79.2	77.3	77.3	83.3	77.9	65.9	64.0	61.3

Income before income tax expense	20.8	22.7	22.7	16.7	22.1	34.1	36.0	38.7
Income tax expense	6.4	9.6	9.4	7.9	9.2	14.7	15.1	16.0

Net income	14.4%	13.1%	13.3%	8.8	12.9%	19.4%	20.9%	22.7%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants reportable herein.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, as of the end of such period, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information with respect to this item is contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item is contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information with respect to this item is contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31,1999).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
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
10.3.3*	Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003).
10.3.4	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6	Fourth Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).
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
10.4.11	Lease dated March 10, 1995, between Boston Wharf Co. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.5*	Stock Purchase Agreement dated as of June 11, 2003, by and among the Company, Radical Corporation, and the Individuals Named Therein.
21*	Subsidiaries of Company.
31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification
32.1*	Section 1350 Certification
23*	Consent of KPMG LLP.

*
Filed herewith

        (b)   Reports on Form 8-K

            We filed Current Reports on Form 8-K dated January 27, 2004, January 12, 2004, December 8, 2003 and November 10, 2003 relating, respectively, to our press release announcing financial results for the quarter and year ended December 31, 2003 and our press releases announcing trading statistics for the months ended December 31, 2003, November 30, 2003 and October 31, 2003.

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

Dated: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT J. RUSSEL Robert J. Russel	Chief Executive Officer, President and Director	March 12, 2004
/s/ HOWARD C. NAPHTALI Howard C. Naphtali	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ ANGELO BULONE Angelo Bulone	Senior Vice President and Controller (Principal Accounting Officer)	March 12, 2004
/s/ FRANK E. BAXTER Frank E. Baxter	Director	March 12, 2004
/s/ J. WILLIAM BURDETT J. William Burdett	Director	March 12, 2004
/s/ NEAL S. GARONZIK Neal S. Garonzik	Director	March 12, 2004
/s/ RAYMOND L. KILLIAN, JR. Raymond L. Killian, Jr.	Chairman of the Board of Directors	March 12, 2004

/s/ WILLIAM I JACOBS William I Jacobs	Director	March 12, 2004
/s/ ROBERT L. KING Robert L. King	Director	March 12, 2004
/s/ MAUREEN O'HARA Maureen O'Hara	Director	March 12, 2004
/s/ MARK A. WOLFSON Mark A. Wolfson	Director	March 12, 2004

EXHIBIT INDEX

Exhibits Number	Description	Sequentially Numbered Page
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
10.3.3*	Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003).
10.3.4	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6	Fourth Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).
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
10.4.11	Lease dated March 10, 1995, between Boston Wharf Co. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.5*	Stock Purchase Agreement dated as of June 11, 2003, by and among the Company, Radical Corporation, and the Individuals Named Therein.
21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1*	Section 1350 Certification

*
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
2003 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
PART II
INDEPENDENT AUDITORS' REPORT
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Financial Condition (In thousands, except share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Income (In thousands, except per share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2003, 2002 and 2001 (In thousands, except share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Cash Flows (In thousands)
INVESTMENT TECHNOLOGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX