Form 10-Q
period 2004-03-26
INVESTMENT TECHNOLOGY GROUP INC
filed 2004-05-04
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended March 26, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒   No ☐

As of April 27 2004, the Registrant had 43,833,671 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

QuantEX, ITG ACE, TCA, ITG/Opt, ResRisk, SmartServer, Investment Technology Group and ITG are registered trademarks of the Investment Technology Group, Inc. companies. POSIT is a registered service mark of the POSIT Joint Venture. TriAct is a trademark of the POSIT Joint Venture. Triton, SPI SmartServer,  ITG WebAccess, ITG PRIME, Hoenig, and AlterNet are trademarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Issues and Uncertainties - in our annual report on Form 10-K for the year ended December 31, 2003, which you are encouraged to read.  Our 2003 Annual Report to Shareholders and Form 10-K are also available through our website at http:/ /www.itginc.com/investor.

PART I. -           FINANCIAL INFORMATION

Item 1.           Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 26, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$208,215	$239,013
Cash restricted or segregated	12,073	11,892
Securities owned, at fair value	50,943	24,174
Receivables from brokers, dealers and other, net	1,078,556	219,860
Investments in limited partnerships	20,479	19,529
Premises and equipment, net	24,124	25,088
Capitalized software, net	6,480	6,575
Goodwill	77,124	77,143
Other Intangibles	4,543	4,747
Deferred taxes	13,462	12,147
Other assets	10,099	9,680
Total assets	$1,506,098	$649,848

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$88,667	$82,554
Payables to brokers, dealers and other	1,041,290	187,764
Software royalties payable	3,710	4,209
Securities sold, not yet purchased, at fair value	268	1,264
Income taxes payable	16,403	12,754
Total liabilities	1,150,338	288,545

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,295,502 and 51,262,743 at March 26, 2004 and December 31, 2003, respectively and 43,803,748 and 44,740,279 shares outstanding at March 26, 2004 and December 31, 2003, respectively	513	513
Additional paid-in capital	158,180	157,319
Retained earnings	342,232	333,978
Common stock held in treasury, at cost; shares: 7,491,754 and 6,522,464 at March 26, 2004 and December 31, 2003, respectively	(153,119)	(138,641)
Accumulated other comprehensive income:
Currency translation adjustment	7,954	8,134
Total stockholders’ equity	355,760	361,303
Total liabilities and stockholders’ equity	$1,506,098	$649,848

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Income (unaudited)

 (In thousands, except per share amounts)

	Three Months Ended
	March 26, 2004	March 28, 2003
Revenues:
Commissions:
POSIT	$26,480	$24,720
Electronic Trading Desk	27,084	27,332
Client Site Trading Products	20,945	18,996
Other	3,063	2,463
Total revenues	77,572	73,511

Expenses:
Compensation and employee benefits	29,172	28,768
Transaction processing	11,580	10,094
Software royalties	3,816	3,116
Occupancy and equipment	7,341	7,662
Telecommunications and data processing services	4,637	4,490
Other general and administrative	7,179	7,140
Total expenses	63,725	61,270

Income before income tax expense	13,847	12,241

Income tax expense	5,593	5,752

Net income	$8,254	$6,489

Earnings per share:

Basic	$0.19	$0.14

Diluted	$0.19	$0.14

Basic weighted average number of common shares outstanding	44,314	47,337

Diluted weighted average number of common shares outstanding	44,325	47,353

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 26, 2004

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	$—	$513	$157,319	$333,978	$(138,641)	$8,134	$361,303

Issuance of common stock in connection with the employee stock option plan (2,456 shares), employee stock unit award plan (27,503 shares) and the directors’ retainer fee subplan (751 shares)	—	—	168	—	653	—	821
Issuance of common stock in connection with the employee stock purchase plan (32,759 shares)	—	—	451	—	—	—	451
Stock-based compensation	—	—	242	—	—	—	242
Purchase of common stock for treasury (1,000,000 shares)	—	—	—	—	(15,131)	—	(15,131)
Comprehensive income:
Net income	—	—	—	8,254	—	—	8,254
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(180)	(180)
Comprehensive income							8,074
Balance at March 26, 2004	$—	$513	$158,180	$342,232	$(153,119)	$7,954	$355,760

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

 (Dollars in thousands)

	Three Months Ended
	March 26, 2004	March 28, 2003
Cash flows from operating activities:
Net income	$8,254	$6,489
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,706	5,118
Tax benefit from employee stock options	4	—
Deferred income tax (benefit) expense	(1,315)	275
Provision for doubtful accounts	(22)	319
Stock-based compensation	242	286
Changes in operating assets and liabilities:
Cash restricted or segregated	(129)	161
Securities owned, at fair value	(26,769)	(10,810)
Receivables from brokers, dealers and other, net	(844,697)	(78,683)
Accounts payable and accrued expenses	6,074	(7,208)
Payables to brokers, dealers and other	839,513	73,302
Securities sold, not yet purchased, at fair value	(992)	(20)
Income taxes payable	3,642	4,745
Other, net	(1,895)	(343)
Net cash used in operating activities	(13,384)	(6,369)
Cash flows from investing activities:
Capital purchases	(2,194)	(2,110)
Capitalization of software development costs	(1,335)	(1,900)
Net cash used in investing activities	(3,529)	(4,010)
Cash flows from financing activities:
Common stock issued	1,268	937
Common stock repurchased	(15,131)	(6,394)
Net cash used in financing activities	(13,863)	(5,457)
Effect of foreign currency translation on cash and cash equivalents	(22)	266
Net decrease in cash and cash equivalents	(30,798)	(15,570)
Cash and cash equivalents – beginning of period	239,013	180,970
Cash and cash equivalents – end of period	$208,215	$165,400
Supplemental cash flow information:
Interest paid	$374	$310
Income taxes paid	$3,473	$644

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (“ITG”, the “Company”, “we” or “us”), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) Hoenig Group Inc., (3) ITG Execution Services Inc., (4) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (5) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (6) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (7) KTG Technologies Corp. (“KTG”), a direct access provider in Canada, which as of April 8, 2004 became a 50% owned joint venture (see note #11 to consolidated financial statements), (8) ITG Hoenig Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, and (9) ITG Software Solutions, Inc., our intangible property and software development and maintenance subsidiary in the U.S.

On September 3, 2003, ITG completed the integration of the soft dollar agency brokerage business of Hoenig & Co., Inc. into ITG Inc. (herein referred to as the “Hoenig division”).  Hoenig & Co., Inc. changed its name to ITG Execution Services Inc. (“ITG Execution Services”) and its sole continuing business is the conduct of floor brokerage activities on the New York Stock Exchange for its affiliated companies.  In December 2003, ITG Hong Kong Ltd. changed its name to ITG Hoenig Limited.

We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading.  We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the United States of America.  The International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong, as well as a research facility in Israel.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes therein included in our annual report on Form 10-K for the year ended December 31, 2003.

(2) Cash Restricted or Segregated

Cash restricted or segregated represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of Hoenig stockholders, and (iii) a segregated account maintained by ITG Inc.’s clearing broker on behalf of its Hoenig division for the benefit of customers under certain directed brokerage arrangements.

(3) Stock-Based Compensation

At March 26, 2004, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 16 to our annual report on Form 10-K for the year ended December 31, 2003.

Effective January 1, 2003, we began to account for stock-based compensation in accordance with the fair-value method prescribed by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, using the prospective adoption method. Under this method of adoption, compensation expense will be recognized based on the fair value of stock options and/or restricted stock units granted in 2003 and future years over the related service period. The Company is permitted to grant performance based stock options and records stock based compensation expense for these options based on management’s estimates of performance achievement.

Had compensation expense for our stock option plan been determined consistent with SFAS No. 123 for the quarters ended March 26, 2004 and March 28, 2003, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

	Three Months Ended
	March 26, 2004	March 28, 2003

Net income, as reported	$8,254	$6,489

Add: Stock-based compensation expense included in reported net income, net of tax $98 and $115 for the quarters ended March 26, 2004 and March 28, 2003, respectively	144	160

Deduct: Total Stock-based compensation expense determined under fair value based method (a)	(601)	(1,756)

Pro forma net income	$7,797	$4,893

Earnings per share:
Basic - as reported	$0.19	$0.14
Basic - pro forma	$0.18	$0.10

Diluted - as reported	$0.19	$0.14
Diluted - pro forma	$0.18	$0.10

Basic shares	44,314	47,337
Diluted shares	44,325	47,353

Note:

(a)          determined under fair value based method for all awards, net of tax ($407 and $1,265 for the quarters ended March 26, 2004 and March 28, 2003, respectively)

 (4) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles:

	Goodwill		Other Intangibles, Net
	March 26, 2004	December 31, 2003	March 26, 2004	December 31, 2003
	(Dollars in thousands)
U.S. Operations	$56,774	$56,774	$229	$270
International Operations	20,350	20,369	4,314	4,477
Total	$77,124	$77,143	$4,543	$4,747

On September 3, 2002, we recorded approximately $56.8 million of goodwill in relation to the acquisition of the Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.  As of March 26, 2004 and December 31, 2003, goodwill also included an aggregate of $20.3 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the quarter ended March 26, 2004, no goodwill was deemed impaired and, accordingly, no write-off was required.

As of March 26, 2004 and December 31, 2003, other intangibles included (i) the software license acquired in 2001 from KastenNet ($4.2 million and $4.4 million, respectively), (ii) the Hoenig trade name ($0.2 million and $0.3 million, respectively), and (iii) certain trading rights principally in Hong Kong ($0.1 million in both periods). These other intangibles are amortized over their respective estimated useful life, which ranges from 3 to 15 years.  In 2003, we had taken a $0.5 million impairment write-down to reflect the fair value of our Hong Kong trading rights.

We recorded amortization expense related to other intangibles of approximately $0.1 million in each of the three-month periods ended March 26, 2004 and March 28, 2003. Such amortization expense is classified as other general and administrative expenses in our condensed consolidated statements of income.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased:

	Securities Owned		Securities Sold, Not Yet Purchased
(Dollars in thousands)	March 26, 2004	December 31, 2003	March 26, 2004	December 31, 2003
Auction rate preferred stock	$24,000	$10,500	$—	$—
State and municipal government obligations	21,325	7,125	—	—
Corporate stocks	572	1,537	268	1,264
Other	5,046	5,012	—	—
Total	$50,943	$24,174	$268	$1,264

(6) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
(Dollars in thousands)	March 26, 2004	December 31, 2003	March 26, 2004	December 31, 2003
Customers	$989,815	$168,448	$1,001,820	$116,792
Clearing brokers and other	91,134	53,783	39,470	70,972
Allowance for doubtful receivables	(2,393)	(2,371)	—	—
Total	$1,078,556	$219,860	$1,041,290	$187,764

(7) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 26, 2004	December 31, 2003
	(Dollars in thousands)
Deferred compensation	$21,509	$22,172
Accrued soft dollar research payables	22,069	18,797
Trade payables	8,823	10,813
Accrued compensation and benefits	11,637	6,197
Accrued transaction processing	5,002	4,811
Accrued rent	2,335	2,387
Accrued Telecom	2,101	2,132
Other accrued expenses	15,191	15,245
Total	$88,667	$82,554

 (8) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended
	March 26, 2004	March 28, 2003
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$8,254	$6,489
Shares of common stock and common stock equivalents:
Average shares used in basic computation...	44,314	47,337
Effect of dilutive securities	11	16
Average shares used in diluted computation.	44,325	47,353
Earnings per share:
Basic	$0.19	$0.14
Diluted	$0.19	$0.14

(9)                                 Net Capital Requirement

ITG Inc., AlterNet and ITG Execution Services are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc.

maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and ITG Execution Services have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 for ITG Execution Services, or 6 2/3 % of aggregate indebtedness.

At March 26, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $84.3 million, $3.6 million and $3.9 million, respectively, of which $84.1 million, $3.5 million and $3.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 26, 2004 of approximately $10.4 million, $3.9 million, $14.6 million and $6.3 million, respectively.

As of March 26, 2004, ITG Inc. on behalf of its Hoenig division, held a $4.4 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(10) Segment Reporting

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2 to our annual report on Form 10-K for the year ended December 31, 2003. Intersegment transactions that occur are based on specific criteria or approximate market prices. We allocate resources to and evaluate performance of our reportable segments based on income before income tax expense.

A summary of the segment financial information is as follows:

	U.S. Operations	International Operations	Consolidated
	(Dollars in thousands)
Three Months Ended March 26, 2004
Total revenues	$60,661	$16,911	$77,572
Income (loss) before income tax expense	13,959	(112)	13,847
Capital purchases	2,004	190	2,194

Three Months Ended March 28, 2003
Total revenues	$61,455	$12,056	$73,511
Income (loss) before income tax expense	14,957	(2,716)	12,241
Capital purchases	1,741	369	2,110

(11) Subsequent Events

On March 29, 2004, we acquired the remaining 75% of Radical Corporation we did not already own for $12.2 million in cash.  The purchase price is subject to a potential purchase price adjustment, based upon performance over the one year period following our February 27, 2004 call option exercise, but will not exceed $18 million in total.  The Radical business will augment our product offerings for the active trading community.

On April 8, 2004, we entered into a Canadian joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia.  As part of the joint venture agreement, we sold 50% of our interest in KTG to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$1.3 million.  The joint venture will continue to operate the existing KTG business, which provides connectivity to the Toronto Stock Exchange, while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Executive Overview

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S.  The International Operations segment includes our brokerage businesses in Australia, Canada, Europe and Hong Kong, as well as a research facility in Israel.

We generate substantially all of our revenues from the following three products and services (“Product Revenues”):

•               POSIT: a confidential electronic stock crossing system;

•               Electronic Trading Desk: our agency trading desk;

•               Client-Site Trading Products

Revenues primarily consist of commissions from customers’ use of our trade execution and analytical and research services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong.

Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, restructuring charges, and other general and administrative expenses.

Our U.S. operations continue to face a challenging economic environment with lower levels of portfolio turnover and continued pricing pressure in the U.S. equity markets.  Total institutional commission dollars paid in the U.S. equity market declined approximately 15% in 2003 versus the prior year with a significant portion of the institutional order flow allocated for fundamental research commitments, soft dollar obligations or directed for commission recapture. We did not see any improvement in these market conditions in the three months ended March 26, 2004 (“First Quarter 2004”).  The area that continues to suffer the most from this decline is the execution-only commission pool, which is ITG’s historical base.  In addition to difficult market conditions, there continues to be an increase in competition from electronic execution providers and from traditional broker-dealers.  With market volatility at historically low levels, large broker-dealers continue to aggressively use capital to compete for the portfolio trades that have been traditionally a core component of both POSIT and our Electronic Trading Desk. In this environment, ITG’s U.S. domestic revenues per day in First Quarter 2004 remained essentially unchanged versus the prior year.

Our international operations fared well, with total revenues up 40% in First Quarter 2004.  Revenues of $16.9 million included a $2.2 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets.  Revenues grew and pre-tax results improved in all four international segments.  Canada posted record pre-tax profitability of $1.2 million in First Quarter 2004 and the combined Asia Pacific region is operating at just above breakeven.  Growth in Europe slowed this quarter due to lower levels of transition business within ITG’s customer base and the continued competition from electronic execution venues.  While ITG Europe’s revenues are up 31% over the first quarter of 2003, revenues declined 9% from fourth quarter 2003 levels.  The international operations as a whole posted a pre-tax loss of $0.1 million.

Results of Operations – Three Months Ended March 26, 2004 Compared to Three Months Ended March 28, 2003

Highlights

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 26, 2004	March 28, 2003
Revenues:
Commissions
POSIT	34.1	33.6
Electronic Trading Desk	34.9	37.2
Client Site Trading Products	27.0	25.8
Other	4.0	3.4
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	37.6	39.1
Transaction processing	14.9	13.7
Software royalties	4.9	4.2
Occupancy and equipment	9.5	10.4
Telecommunications and data processing services	6.0	6.1
Other general and administrative	9.3	9.8
Total expenses	82.2%	83.3%

Income before income tax expense	17.8	16.7

Income tax expense	7.2	7.9
Net income	10.6%	8.8%

Earnings Per Share:

Basic and diluted earnings per share for First Quarter 2004 increased $0.05, or 36%, to $0.19 from $0.14 for the three months ended March 28, 2003 (“First Quarter 2003”).

The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Three Months Ended,
	March 26, 2004	March 28, 2003	Change	% Change

U.S. Operations	$60,661	$61,455	$(794)	(1)
International Operations	16,911	$12,056	4,855	40
Consolidated	$77,572	$73,511	$4,061	6

Revenues:

Consolidated revenues increased $4.1 million, or 6%, to $77.6 million in First Quarter 2004.

Revenues by segment – U.S. operations

Revenues from U.S. operations of $60.7 million declined 1% compared to First Quarter 2003.

Key volume and revenue performance indicators for the last two years, as well as percent change information, for our U.S. operations are as follows:

	Three Months Ended
U.S. Operations,	March 26, 2004	March 28, 2003	Change	% Change
Total trading volume (in billions of shares)	4.8	4.6	0.2	4
Trading volume per day (in millions of shares)	80.7	76.6	4.1	5
Product revenues per trading day ($million)	$1.02	$1.01	$0.01	1
Average revenue per share ($)	$0.0127	$0.0132	$(0.0005)	(4)
U.S. market trading days	59	60	(1)	(2)

There were 59 trading days in the U.S. markets in First Quarter 2004 and 60 trading days in First Quarter 2003.  Product Revenues per trading day from our U.S. operations increased 1% driven by a volume (per trading day) increase of 5% partially offset by the impact of a decline in average revenue per share of 4%.

Revenues by segment - International operations

Product revenues from International Operations increased $3.5 million, or 34%, which included a $1.8 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets.  From an operational perspective, we grew product revenues $1.7 million or 16%.  In First Quarter 2004, our International Product Revenues grew approximately 30% over First Quarter 2003 in Europe, Canada and Hong Kong, collectively, while Australian Product Revenues grew approximately 60%.

Revenues by product - POSIT

Consolidated POSIT revenues increased $1.8 million, or 7%, principally reflecting higher U.S. share volume, as indicated in the table below.  This was partially offset by a 5% decrease in European POSIT revenues, despite the 5% growth in the contract value of shares crossed.  In Europe commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis.

	Three Months Ended
POSIT	March 26, 2004	March 28, 2003	Change	% Change
U.S. POSIT system:
Shares crossed (in billions)	1.4	1.3	0.1	8
Average shares per day (in millions)	23.2	21.3	1.9	9
European POSIT system:
Contract value of shares crossed ($billions)	$4.4	4.2	$0.2	5

Revenues by product – Electronic Trading Desk

Electronic Trading Desk revenues decreased $0.2 million, or 1% from $27.3 million in First Quarter 2003 to $27.1 million in First Quarter 2004. Our U.S. Electronic Trading Desk revenues decreased $2.1 million, or 10% which more than offset the $1.9 million growth in our International Operations. Our European trading desk business grew by $1.6 million, our Australian trading desk business grew by $0.7 million and our Asian trading desk business grew by $0.4 million. $1.8 million of Canadian direct access trading revenues, previously included in the Electronic Trading Desk, are now being reported within Client Site Trading and, as a result, the Canadian trading desk business declined $0.8 million.  Electronic Trading Desk revenues per trading day were relatively flat, increasing by less than 1%, to $459,000 in First Quarter 2004.

In marketing our program trading services, we package our Electronic Trading Desk services with POSIT.  Our clients receive blended pricing for executions as a way to provide a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0004, or 2%, from $0.0168 in First Quarter 2003 to $0.0164 in First Quarter 2004 reflecting competitive pricing in the program trading business.

Revenues by product – Client Site Trading Products

Client Site Trading Product revenues, which are only generated by our U.S. Operations and ITG Canada, increased $1.9 million, or 10%, primarily due to the inclusion of $1.8 million of Canadian Client Site Trading Product revenues in First Quarter 2004.  Client Site Trading Product revenues for our U.S. operations increased $0.1 million, or 1%.  Share volumes increased 6% while our rates per share decreased 4%.

Other Revenues

Other revenues increased $0.6 million, or 24%, to $3.1 million in First Quarter 2004, principally due to subscription revenue for our Analytical Products.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Three Months Ended
	March 28, 2004	March 31, 2003	Change	% Change
Consolidated
Compensation and employee benefits	$29,172	$28,768	$404	1
Transaction processing	11,580	10,094	1,486	15
Software royalties	3,816	3,116	700	22
Occupancy and equipment	7,341	7,662	(321)	(4)
Telecommunications and data processing services	4,637	4,490	147	3
Other general and administrative	7,179	7,140	39	1
Income taxes	5,593	5,752	(159)	(3)

U.S. Operations
Compensation and employee benefits	21,733	$21,569	164	1
Transaction processing	7,034	7,351	(317)	(4)
Software royalties	3,295	2,749	546	20
Occupancy and equipment	5,714	6,038	(324)	(5)
Telecommunications and data processing services	3,088	3,084	4	0
Other general and administrative	5,836	5,708	128	2
Income taxes	4,964	5,532	(568)	(10)

International Operations
Compensation and employee benefits	7,439	$7,199	240	3
Transaction processing	4,546	2,743	1,803	66
Software royalties	521	367	154	42
Occupancy and equipment	1,627	1,624	3	0
Telecommunications and data processing services	1,549	1,406	143	10
Other general and administrative	1,343	1,432	(89)	(6)
Income taxes	629	220	409	186

In First Quarter 2004, foreign exchange rate fluctuations contributed approximately $2.2 million to the overall increase in expenses for our international operations.

Compensation and employee benefits: Our compensation expense increase of $0.4 million was mainly driven by the impact of exchange rate fluctuations, specifically the weaker U.S. Dollar, increasing the relative costs of compensation in our International operations by $0.9 million.  These costs were partially offset by savings from lower headcount levels.

U.S. compensation expense increased by nearly $0.2 million, or less than 1% primarily from higher employee benefits costs partially offset by savings from lower headcount.  Average U.S. headcount during First Quarter 2004 was 435 compared to 446 in First Quarter 2003.

Total international compensation expense increased $0.2 million as the $0.9 million impact of exchange rate fluctuations more than offset savings from lower headcount levels.

Transaction processing: Consolidated transaction processing expenses increased by $1.5 million to $11.6 million in First Quarter 2004.

U.S. transaction processing costs decreased $0.3 million in First Quarter 2004 primarily resulting from a substantial reduction in Hoenig division’s clearing costs as result of their integration into ITG.

International transaction processing costs increased $1.8 million in First Quarter 2004 primarily from (i) the increase in business activity in First Quarter 2004, (ii) change in the European business mix away from POSIT, (iii) an increase in revenues from customers in Continental Europe versus the United Kingdom, where we generally incur higher transaction costs and (iv) exchange rate fluctuation ($0.5 million).

Software royalties: Software royalties principally relate to POSIT royalties, which are contractually fixed as a percentage of POSIT revenues and reflect the increase in POSIT revenues during First Quarter 2004.  In First Quarter 2004, royalties were at a higher rate for ITG Europe than in 2003 (which rate is now consistent with that in the U.S.) and also includes payments to Radical Corporation, a provider of an equity front-end software-trading platform, for licensing their Radical system prior to our March 29, 2004 purchase of the remaining 75% of Radical Corporation that we did not already own.

Occupancy and equipment: Consolidated occupancy and equipment costs decreased $0.3 million to $7.3 million in First Quarter 2004 reflecting lower depreciation costs (following lower capital expenditures during the preceding twelve months) partially offset by exchange rate impact of $0.2 million.

Telecommunications and data processing services: Consolidated telecommunications and data processing services increased $0.1 million, or 3% reflecting higher costs due to exchange rate impact ($0.2 million).

Other general and administrative: Consolidated general and administrative costs were virtually flat, increasing less than 1%.

Income Tax Expense

The effective tax rate decreased to 40.4% in First Quarter 2004 from 47.0% in First Quarter 2003.  The U.S. tax rate decreased slightly from 37.0% in First Quarter 2003 to 35.6% in First Quarter 2004, which includes a $0.6 million reduction of a valuation allowance pertaining to capital loss carryforwards that will be utilized as a result of the sale of 50% of our interest in KTG to IRESS.  Excluding this item, the U.S. effective tax rate would have been 39.9%. The non-deductibility of our foreign losses resulted in an increase of our overall consolidated tax rate as compared with our U.S. tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities.  These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.  We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants. At March 26, 2004, cash and cash equivalents and securities owned, at fair value amounted to $259.2 million and net receivables from brokers, dealers and other due within 30 days totaled  $1,069.2 million. In addition, we held $12.1 million of total cash in restricted or segregated bank accounts at March 26, 2004.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk and are typically less than 90 days in duration. As of March 26, 2004, we had investments in limited partnerships totaling $20.5 million, of which $20.4 million were invested in marketable securities and $0.1 million were invested in a venture capital fund. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Cash flows used in operating activities were $13.4 million in 2004 as compared to $6.4 million in 2003. The $7.0 million decrease in operating cash flow was primarily attributable to changes in non-cash items and working capital partially offset by higher net income.  These working capital changes include the impact of increased investment of $16.0 million in auction rate preferred stock and state and municipal government securities which are classified on the consolidated statements of financial position as Securities owned, at fair value.

Net cash used in investing activities reflects a lower level of capitalizable software development costs in 2004.

Net cash used in financing activities reflects purchases of 1 million shares of our common stock as part of our share repurchase program, which were funded from our available cash resources. As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During 2004, we purchased 1 million shares of our common stock at an average cost of $15.13 per share, totaling $15.1 million.  As of March 26, 2004, there were 2 million shares remaining under the most recent share repurchase program authorization.

Net cash used in financing activities also reflects $1.3 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At March 26, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $84.3 million, $3.6 million and $3.9 million, respectively, of which $84.1 million, $3.5 million and $3.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 26, 2004 of approximately $10.4 million, $3.9 million, $6.3 million, and $14.6 million respectively.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

As of March 26, 2004, ITG Inc. held a $4.4 million cash balance on behalf of its Hoenig division in a segregated deposit account with its clearing broker for the benefit of customers under certain directed brokerage arrangements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $138.0 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related ITG’s subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $138.0 million cap.  However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

As of March 26, 2004, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at Hoenig. There has been no significant change to such arrangements and obligations since December 31, 2003. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the U.S. could yield a materially different accounting result. Addressed below are policies where we believe that the estimations, judgments, applications or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all our significant accounting policies including the critical accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies, to our annual report on Form 10-K for the year ended December 31, 2003.

Fair Value

Securities owned, at fair value, securities sold, not yet purchased, at fair value, and investments in limited partnerships in the consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with the related unrealized gains or losses recognized in our results of operations.  The fair value of these instruments is the amount at which these instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation.  Where available, we use the prices from independent sources such as listed market prices, or broker or dealer quotations.  For investments in illiquid and privately held securities that do not have readily determinable fair values, we use estimated fair values as determined by management.  At March 26, 2004, we held 758,000 class B interests in a privately held limited liability company with a fair value of zero as determined by management since a market price is not observable or measurable.  In connection with a planned initial public offering of its shares, such company is reorganizing into a corporation; after this reorganization we will own 168,500 new shares of common stock in the company.  In the event the initial public offering is consummated, there may be a material impact on our results of operations in the upcoming quarterly reporting periods in 2004.

Stock Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003.  Under this method of adoption, compensation expense is being recognized based on the fair value of stock options and/or restricted stock units granted for 2003 and future years over the related service period.  Under the fair value approach, management employs considerable judgment in estimating, on the date of grant, the options expected life and expected volatility.  Additionally, management estimates the number of options that are expected to vest based on the expected outcomes of the performance related conditions.

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

We recorded amortization expense related to other intangibles of approximately $0.1 million in each of the three-month periods ended March 26, 2004 and March 28, 2003. Such amortization expense is classified as other general and administrative expenses in our condensed consolidated statements of income.

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

We continuously monitor our customer account balances and maintain an allowance for soft dollar advances which is comprised of a reserve based on historical collections performance plus a specific reserve for certain known customer issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense, which could have a material adverse impact on our operating results for the periods in which such additional expense would occur.

Our net soft dollar commission revenue was $12.7 million and $11.8 million during the three-month periods ended March 26, 2004 and March 28, 2003, respectively. As of March 26, 2004, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $5.2 million (net of a $1.8 million allowance) and $22.1 million, respectively. As of December 31, 2003, prepaid soft dollar research and accrued soft dollar research payable balances recorded in our condensed consolidated statement of financial condition amounted to $4.8 million (net of a $2.0 million allowance) and $18.8 million, respectively.

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

We recorded income tax expense of $5.6 million and $5.8 million during the three-month periods ended March 26, 2004 and March 28, 2003, respectively. As of March 26, 2004, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $13.5 million and $16.4 million, respectively. As of December 31, 2003, net deferred tax assets and income taxes payable recorded in our condensed consolidated statement of financial condition amounted to $12.1 million and $12.8 million, respectively.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which, in accordance with its original provisions, requires the identification and assessment for consolidation of variable interest entities. Variable interest entities are identified by reviewing our equity investments at risk, our ability to make decisions about an entity’s activities and the obligation to absorb an entity’s losses or right to receive expected residual results.  FIN 46 originally applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For entities that were originated prior to February 1, 2003, FIN 46 applied in the first fiscal year or interim period beginning after June 15, 2003.  In December 2003 the FASB issued FIN No. 46R, a revision to FIN No. 46, which clarified and revised some of the provisions of the original Interpretation.  FIN No. 46R is effective for the first reporting period ending after March 15, 2004 and its adoption did not have a material effect on our results of operations, financial position or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 established standards for certain financial instruments which possess characteristics of both a liability and equity, which under previous guidance could be classified as equity or “mezzanine” equity.  Generally, it now requires classification of such financial instruments as a liability (or assets in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  For financial instruments in existence prior to May 31, 2003, SFAS No. 150 is effective as of September 1, 2003.  The adoption of this statement did not have a material effect on our results of operations, financial position or cash flows.

Subsequent Events

On March 29, 2004, we acquired the remaining 75% of Radical Corporation we did not already own for $12.2 million in cash.  The purchase price is subject to a potential purchase price adjustment, based upon performance over the one year period following our February 27, 2004 call option exercise, but will not exceed $18 million in total.  The Radical business will augment our product offerings to the active trading community.

On April 8, 2004, we entered into a Canadian joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia.  As part of the joint venture agreement, we sold 50% of our interest in KTG Technologies Corp. to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$1.3 million.  The joint venture will continue to operate the existing KTG business, which provides connectivity to the Toronto Stock Exchange, while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our annual report filed on Form 10-K (Item 7A) for the year ended December 31, 2003.  There has been no material change in this information.

Item 4. Controls and Procedures

As of the end of the period covered in this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon our that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  -    OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business.  We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

In March 2004, we were served with a complaint by John Wald and Pendelton Trading Systems, Inc. (collectively “Pendelton”) asserting that certain features of ITG ACE and our Limit Order Model infringe

Pendelton’s U.S. Patent No. 6,493,682 (the “Pendelton Patent”). It is our position that we are not infringing the Pendelton Patent and that such claim is without merit. We plan to vigorously defend such claim. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that such claim will be resolved favorably to us or that it would not have a material adverse effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth our share repurchase activity during First Quarter 2004 including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 From: January 1, 2004 To: January 31, 2004	—	—	—	—

Month #2 From: February 1, 2004 To: February 29, 2004	1,000,000	$15.13	1,000,000	2,000,000

Month #3 From: March 1, 2004 To: March 26, 2004	—	—	—	—
Total	1,000,000	$15.13	1,000,000	2,000,000

During First Quarter 2004, our Board of Directors authorized the repurchase of 3.0 million shares of our common stock.  The authorization, which has no expiration date, was publicly announced as part of our annual report on Form 10-K filed on March 12, 2004.  As such, 1,000,000 shares were purchased on the open market prior to the announcement of the share repurchase plan.  During First Quarter 2004, no other share repurchase plan was in effect as all shares permitted under the 2003 share repurchase plan had been purchased during 2003.

Item 4.           Submission of Matters to a Vote of Security Holders

There were no items submitted to Security Holders for a vote.

Item 5.           Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6.           Exhibits and Reports on Form 8-K

(A)	EXHIBITS

	3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

(B)	REPORTS ON FORM 8-K

We filed Current Reports on Form 8-K dated April 2, 2004, April 6, 2004, April 8, 2004 and April 29, 2004 following press releases relating respectively, to our acquisition of Radical Corp, announcing the IRESS joint venture, announcing trading statistics for the month ended March 26, 2004, and announcing financial results for the quarter ended March 26, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 4, 2004	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant