Form 10-Q
period 2004-06-25
INVESTMENT TECHNOLOGY GROUP INC
filed 2004-08-03
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended June 25, 2004

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

Yes ☒   No ☐

As of July 23, 2004, the Registrant had 41,866,215 shares of common stock, $0.01 par value, outstanding.

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

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial condition, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Issues and Uncertainties - in our annual report on Form 10-K for the year ended December 31, 2003, which you are encouraged to read.  Our 2003 Annual Report to Shareholders and Form 10-K are also available through our website at http:/ /www.itginc.com/investor.

PART I. -           FINANCIAL INFORMATION

Item 1.           Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 25, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$182,347	$239,013
Cash restricted or segregated	12,180	11,892
Securities owned, at fair value	45,059	24,174
Receivables from brokers, dealers and other, net	901,541	219,860
Investments in limited partnerships	20,022	19,529
Premises and equipment, net	22,936	25,088
Capitalized software, net	7,038	6,575
Goodwill	87,328	77,143
Other Intangibles	3,024	4,747
Deferred taxes	12,956	12,147
Other assets	11,606	9,680
Total assets	$1,306,037	$649,848

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$96,132	$82,554
Payables to brokers, dealers and other	852,424	187,764
Software royalties payable	3,367	4,209
Securities sold, not yet purchased, at fair value	2,785	1,264
Income taxes payable	11,148	12,754
Total liabilities	965,856	288,545

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,295,502 and 51,262,743 at June 25, 2004 and December 31, 2003, respectively and 41,837,996 and 44,740,279 shares outstanding at June 25, 2004 and December 31, 2003, respectively	513	513
Additional paid-in capital	159,225	157,319
Retained earnings	351,716	333,978
Common stock held in treasury, at cost; shares: 9,457,506 and 6,522,464 at June 25, 2004 and December 31, 2003, respectively	(178,621)	(138,641)
Accumulated other comprehensive income:
Currency translation adjustment	7,348	8,134
Total stockholders’ equity	340,181	361,303
Total liabilities and stockholders’ equity	$1,306,037	$649,848

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Revenues:
Commissions:
POSIT	$25,102	$34,343	$51,582	$59,063
Electronic Trading Desk	26,203	31,791	53,287	59,123
Client Site Trading Products	24,368	20,128	45,313	39,124
Other	5,314	2,380	8,377	4,843
Total revenues	80,987	88,642	158,559	162,153

Expenses:
Compensation and employee benefits	29,370	30,438	58,542	59,206
Transaction processing	12,171	11,965	23,751	22,059
Software royalties	3,288	4,530	7,104	7,646
Occupancy and equipment	7,449	8,093	14,790	15,755
Telecommunications and data processing services	4,338	4,757	8,975	9,247
Other general and administrative	7,697	8,746	14,876	15,886
Total expenses	64,313	68,529	128,038	129,799

Income before income tax expense	16,674	20,113	30,521	32,354

Income tax expense	7,190	8,298	12,783	14,050
Net income	$9,484	$11,815	$17,738	$18,304

Earnings per share:

Basic	$0.22	$0.25	$0.41	$0.39
Diluted	$0.22	$0.25	$0.41	$0.39
Basic weighted average number of common shares outstanding	43,138	47,227	43,726	47,282
Diluted weighted average number of common shares outstanding	43,144	47,237	43,734	47,296

See accompanying unaudited notes to condensed consolidated financial statements

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 25, 2004

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	$—	$513	$157,319	$333,978	$(138,641)	$8,134	$361,303

Issuance of common stock in connection with the employee stock option plan (2,456 shares), employee stock unit award plan (57,005 shares) and the directors’ retainer fee subplan (5,497 shares)	—	—	659	—	1,353	—	2,012
Issuance of common stock in connection with the employee stock purchase plan (32,759 shares)	—	—	451	—	—	—	451
Stock-based compensation	—	—	796	—	—	—	796
Purchase of common stock for treasury (3,000,000 shares)	—	—	—	—	(41,333)	—	(41,333)
Comprehensive income:
Net income	—	—	—	17,738	—	—	17,738
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(786)	(786)
Comprehensive income							16,952
Balance at June 25, 2004	$—	$513	$159,225	$351,716	$(178,621)	$7,348	$340,181

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 25, 2004	June 27, 2003
Cash flows from operating activities:
Net income	$17,738	$18,304
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,758	10,236
Net gain on sale of 50% interest in KTG	(1,481)	—
Tax benefit from employee stock options	4	277
Deferred income tax benefit	(1,389)	(189)
Provision for doubtful accounts	456	472
Stock-based compensation	796	636
Changes in operating assets and liabilities:
Cash restricted or segregated	(214)	(776)
Securities owned, at fair value	(20,887)	(7,915)
Receivables from brokers, dealers and other, net	(671,788)	(143,966)
Accounts payable and accrued expenses	13,811	6,007
Payables to brokers, dealers and other	654,036	134,293
Securities sold, not yet purchased, at fair value	1,532	140
Income taxes payable	(1,988)	5,536
Other, net	(2,514)	1,504
Net cash (used in) / provided by operating activities	(2,130)	24,559
Cash flows from investing activities:
Acquisition of Radical Corporation, net of acquired cash	(12,002)	(956)
Proceeds from sale of 50% interest in KTG	4,144	—
Capital purchases	(4,405)	(3,036)
Capitalization of software development costs	(3,520)	(3,778)
Net cash used in investing activities	(15,783)	(7,770)
Cash flows from financing activities:
Common stock issued	2,459	2,016
Common stock repurchased	(41,333)	(6,394)
Net cash used in financing activities	(38,874)	(4,378)
Effect of foreign currency translation on cash and cash equivalents	121	1,788
Net (decrease) / increase in cash and cash equivalents	(56,666)	14,199
Cash and cash equivalents – beginning of period	239,013	180,970
Cash and cash equivalents – end of period	$182,347	$195,169
Supplemental cash flow information:
Interest paid	$826	$593
Income taxes paid	$15,528	$8,850

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (“ITG”, the “Company”, “we” or “us”), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. (“KTG”), a direct access provider in Canada, which as of April 8, 2004 became a 50% owned joint venture (see Note 5, “Subsidiary Equity Transactions”), (7) ITG Hoenig Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, and (8) ITG Software Solutions, Inc., our intangible property and software development and maintenance subsidiary in the U.S.

We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading.  We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S.  The International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong, as well as a research and development facility in Israel.

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

(3) Stock-Based Compensation

At June 25, 2004, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 16 to our annual report on Form 10-K for the year ended December 31, 2003.

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

Had compensation expense for our stock option plan been determined consistent with SFAS No. 123 for the quarters and six months ended June 25, 2004 and June 27, 2003, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Net income, as reported	$9,484	$11,815	$17,738	$18,304

Add:
Stock-based compensation expense included in reported net income, net of taxes ($239 and $149 for the three months ended June 25, 2004 and June 27, 2003, respectively; and $334 and $276 for the six months ended June 25, 2004 and June 27, 2003, respectively)	315	212	462	360
Deduct:
Total stock-based compensation expense determined under Fair value based method (a)	(860)	(1,648)	(1,464)	(3,384)
Net income, pro forma	$8,939	$10,379	$16,736	$15,280
Earnings per share:
Basic – as reported	$0.22	$0.25	$0.41	$0.39
Basic – pro forma	$0.21	$0.22	$0.38	$0.32
Diluted – as reported	$0.22	$0.25	$0.41	$0.39
Diluted – pro forma	$0.21	$0.22	$0.38	$0.32

Note:

(a)          determined under fair value based method for all awards, net of tax ($651 and $1,160 for the three months ended June 25, 2004 and June 27, 2003, respectively and $1,055 and $2,594 for the six months ended June 25, 2004 and June 27, 2003, respectively )

(4) Acquisitions

On March 29, 2004, we acquired the remaining 75% of Radical Corporation we did not already own for $12.2 million in cash.  The Radical business will augment our product offerings for the active trading community. The total purchase price of $13.2 million is subject to a potential purchase price adjustment (not to exceed $5.8 million) based upon performance over the one year period following our February 27, 2004 call option exercise.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Dollars in thousands
Goodwill	$10,238
Intangible assets – Radical software	2,880
Other net current assets	253
Current liabilities	(211)
Total purchase price	$13,160

(5) Subsidiary Equity Transactions

On April 8, 2004, we entered into a Canadian joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia.  As part of the joint venture agreement, we sold 50% of our interest in KTG, formerly a wholly-owned subsidiary, to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$2.4 million on a pretax basis and $1.5 million on an after-tax basis.  Our remaining 50% interest was contributed to the new joint venture, which will continue to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology.  Our 50% interest in the new joint venture is accounted for under the equity method of accounting.

(6) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles:

	Goodwill		Other Intangibles, Net
	June 25, 2004	December 31, 2003	June 25, 2004	December 31, 2003
	(Dollars in thousands)
U.S. Operations	$67,012	$56,774	$2,925	$270
International Operations	20,316	20,369	99	4,477
Total	$87,328	$77,143	$3,024	$4,747

On March 29, 2004, we recorded approximately $10.2 million of goodwill in relation to the acquisition of Radical Corporation, which will augment our product offerings for the active trading community.  During the quarter ended June 25, 2004, no goodwill was deemed impaired and accordingly, no write-off was required.

Also, as part of the Radical acquisition we recorded an intangible asset of $2.9 million consisting of Radical’s proprietary software. We amortize other intangibles over their respective estimated useful lives which range from 2 to 15 years.

As of December 31, 2003, other intangibles, net included a $4.4 million software license acquired in 2001 from Kasten Chase Applied Research Limited, which was held by KTG.  As a result of the formation of the new joint venture noted above, KTG is no longer a wholly-owned subsidiary of the company (see Note 5 “Subsidiary Equity Transactions”).

(7) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased:

	Securities Owned		Securities Sold, Not Yet Purchased
(Dollars in thousands)	June 25, 2004	December 31, 2003	June 25, 2004	December 31, 2003
Auction rate preferred stock	$6,000	$10,500	$—	$—
State and municipal government obligations	33,400	7,125	—	—
Corporate stocks	568	1,537	2,785	1,264
Other	5,091	5,012	—	—
Total	$45,059	$24,174	$2,785	$1,264

(8) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
(Dollars in thousands)	June 25, 2004	December 31, 2003	June 25, 2004	December 31, 2003
Customers	$813,422	$168,448	$832,065	$116,792
Clearing brokers and other	90,913	53,783	20,359	70,972
Allowance for doubtful receivables	(2,794)	(2,371)	—	—
Total	$901,541	$219,860	$852,424	$187,764

(9) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 25, 2004	December 31, 2003
	(Dollars in thousands)
Deferred compensation	$21,015	$22,172
Accrued soft dollar research payables	23,405	18,797
Trade payables	11,351	10,813
Accrued compensation and benefits	16,446	6,197
Accrued transaction processing	4,936	4,811
Accrued rent	2,270	2,387
Accrued telecom	1,779	2,132
Other accrued expenses	14,930	15,245
Total	$96,132	$82,554

(10) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	June 25, 2004	June 27, 2003
	(In thousands, except per share amounts)
Three Months Ended
Net income for basic and diluted earnings per share	$9,484	$11,815
Shares of common stock and common stock equivalents:
Average shares used in basic computation	43,138	47,227
Effect of dilutive securities	6	10
Average shares used in diluted computation	43,144	47,237
Earnings per share:
Basic	$0.22	$0.25
Diluted	$0.22	$0.25

Six Months Ended
Net income for basic and diluted earnings per share	$17,738	$18,304
Shares of common stock and common stock equivalents:
Average shares used in basic computation	43,726	47,282
Effect of dilutive securities	8	14
Average shares used in diluted computation	43,734	47,296
Earnings per share:
Basic	$0.41	$0.39
Diluted	$0.41	$0.39

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

	June 25, 2004	June 27, 2003

Three months ended	3,494	3,641
Six months ended	3,641	4,261

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

At June 25, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $59.2 million, $3.6 million and $3.9 million, respectively, of which $59.0 million, $3.4 million and $3.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 25, 2004 of approximately $8.9 million, $3.1 million, $9.2 million, and $14.7 million respectively.

As of June 25, 2004, ITG Inc. on behalf of its Hoenig division, held a $4.6 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(12) Segment Reporting

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides research and equity trading services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, as well as a research facility in Israel.

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

A summary of the segment financial information is as follows:

	U.S. Operations	International Operations	Consolidated
	(Dollars in thousands)
Three Months Ended June 25, 2004
Total revenues	$61,111	$19,876	$80,987
Income before income tax expense	13,950	2,724	16,674
Capital purchases	2,054	157	2,211

Three Months Ended June 27, 2003
Total revenues	$74,087	$14,555	$88,642
Income (loss) before income tax expense	21,286	(1,173)	20,113
Capital purchases	619	308	927

Six Months Ended June 25, 2004
Total revenues	$121,772	$36,787	$158,559
Income before income tax expense	27,909	2,612	30,521
Capital purchases	4,058	347	4,405

Six Months Ended June 27, 2003
Total revenues	$135,542	$26,611	$162,153
Income (loss) before income tax expense	36,244	(3,890)	32,354
Capital purchases	2,360	676	3,036

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

Our U.S. Operations continue to face a challenging economic environment with declining market volume on the NYSE and NASDAQ in the first six months of 2004, coupled with continued pricing pressure in the U.S. equity markets.  In addition to difficult market conditions, there continues to be an increase in competition from electronic execution providers and from traditional broker-dealers.  With market volatility at historically low levels, large broker-dealers continue to aggressively use capital to compete for the portfolio trades that have been traditionally a core component of both POSIT and our Electronic Trading Desk.  Despite these factors, ITG’s market share of reported NYSE and NASDAQ trading volume has increased since January 2004 as market volumes declined from 3.9 billion to 2.8 billion shares per day.  However, revenue per share has declined 7% in the first half of 2004 and in this environment, ITG’s U.S. domestic revenues per day declined 7%.

Total revenues from our international segment of $19.9 million include a pretax gain of $2.4 million on the sale of 50% of our interest in KTG, formerly a wholly-owned subsidiary, to IRESS in connection with the formation of a joint venture to develop and market a broker neutral direct access product based on IRESS technology and a $1.3 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets.  Operating revenues (excluding the one-time gain and exchange rate impact) were up 11% for the three months ended June 25, 2004 (“Second Quarter 2004”) versus 2003.

Revenues and pre-tax results improved in all four international subsidiaries.  Excluding the KTG gain, Canada posted pre-tax operating profitability of $1.1 million in Second Quarter 2004 and the combined Australia/Asia region is operating at just above breakeven.  Growth in Europe improved this quarter, despite continued competition from electronic execution venues, due to higher levels of portfolio trading business within ITG’s customer base.  ITG Europe’s revenues are up 24% over the three months ended June 27, 2003 (“Second Quarter 2003”).  Excluding the $2.4 million pretax gain on the KTG sale, the International Operations as a whole posted a pretax profit of $0.3 million.

Results of Operations – Three Months Ended June 25, 2004 Compared to Three Months Ended June 27, 2003

Highlights

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	June 25, 2004	June 27, 2003
Revenues:
Commissions
POSIT	31.0	38.7
Electronic Trading Desk	32.4	35.9
Client Site Trading Products	30.1	22.7
Other	6.5	2.7
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.3	34.3
Transaction processing	15.0	13.5
Software royalties	4.0	5.1
Occupancy and equipment	9.2	9.1
Telecommunications and data processing services	5.4	5.4
Other general and administrative	9.5	9.9
Total expenses	79.4%	77.3%

Income before income tax expense	20.6	22.7

Income tax expense	8.9	9.4
Net income	11.7%	13.3%

Earnings Per Share:

Basic and diluted earnings per share for Second Quarter 2004 decreased $0.03, or 12%, to $0.22 from $0.25 for Second Quarter 2003.

Revenues:

Consolidated revenues decreased $7.7 million, or 9%, to $81.0 million in Second Quarter 2004, which includes a $2.4 million pre-tax gain on the sale of 50% of KTG.

The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Three Months Ended,
	June 25, 2004	June 27, 2003	Change	% Change

U.S. Operations	$61,111	$74,087	$(12,976)	(18)
International Operations	19,876	$14,555	5,321	37
Consolidated	$80,987	$88,642	$(7,655)	(9)

Revenues by segment – U.S. Operations

Revenues from U.S. Operations of $61.1 million declined 18% compared to Second Quarter 2003.

Key volume and revenue performance indicators, as well as percent change information, for our U.S. Operations are as follows:

	Three Months Ended
U.S. Operations,	June 25, 2004	June 27, 2003	Change	% Change
Total trading volume (in billions of shares)	5.0	5.5	(0.5)	(9)
Trading volume per day (in millions of shares)	80.8	87.0	(6.2)	(7)
Product revenues per trading day ($ million)	$0.98	$1.18	$(0.20)	(17)
Average revenue per share ($)	$0.0122	$0.0135	$(0.0013)	(10)
U.S. market trading days	62	63	(1)	(2)

There were 62 trading days in the U.S. markets in Second Quarter 2004 and 63 trading days in Second Quarter 2003.  Product Revenues per trading day from our U.S. Operations decreased 17% driven by lower volume (per trading day) as well as a decline in average revenue per share.

Revenues by segment - International Operations

Product revenues from International Operations increased $2.7 million, or 22%, which included a $1.1 million benefit from exchange rate fluctuations resulting from a weakened U.S. Dollar relative to the currencies in our international markets.  Excluding the foreign currency impact, we grew product revenues $1.6 million or 13%.  Our International Product Revenues grew approximately 27% over Second Quarter 2003 in Europe, Hong Kong and Australia, collectively, while Canadian Product Revenues grew approximately 10%.

Revenues by product - POSIT

Consolidated POSIT revenues decreased $9.2 million, or 27%, principally reflecting lower U.S. share volume and a 13% decline in the contract value of shares crossed in European POSIT.  In Europe commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis.

	Three Months Ended
POSIT	June 25, 2004	June 27, 2003	Change	% Change
U.S. POSIT system:
Shares crossed (in billions)	1.4	1.7	(0.3)	(18)
Average shares per day (in millions)	22.0	26.9	(4.9)	(18)
European POSIT system:
Contract value of shares crossed ($ billions)	$4.2	4.8	$(0.6)	(13)

Revenues by product – Electronic Trading Desk

Electronic Trading Desk revenues decreased $5.6 million, or 18% to $26.2 million in Second Quarter 2004.  Our U.S. Electronic Trading Desk revenues decreased $7.8 million, or 32% which more than offset the $2.2 million growth in our International Operations.  Our European trading desk business grew by $2.4 million, our Australian trading desk business grew by $0.2 million and our Asian trading desk business grew by $0.7 million.  Also, $1.4 million of Canadian direct access trading revenues, previously included in the Electronic Trading Desk, are now being reported within Client Site Trading resulting in a $1.1 million decline in the Canadian trading desk business.  Electronic Trading Desk revenues per trading day declined 16%, to $423,000 in Second Quarter 2004.

In marketing our program trading services, we package our Electronic Trading Desk services with POSIT.  Our clients receive blended pricing for executions as a way to provide a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0011, or 6%, from $0.0170 in Second Quarter 2003 to $0.0159 in Second Quarter 2004 reflecting competitive pricing in the program trading business.

Revenues by product – Client Site Trading Products

Client Site Trading Product revenues, which are only generated by our U.S. Operations and ITG Canada, increased $4.2 million, or 21%, primarily due to the performance of our Triton and Radical products within our U.S. Operations, as well as the inclusion of $1.4 million of Canadian direct access trading revenues in Second Quarter 2004.  Client Site Trading Product revenues for our U.S. Operations increased $2.8 million, or 14%.  Share volumes increased 14% while our revenue rates per share remained unchanged from Second Quarter 2003.

Other Revenues

Other revenues, which increased $2.9 million, includes the gain on the sale of 50% of our interest in KTG ($2.4 million) as well as higher subscription revenue from our sales of Analytical Products, partially offset by elimination of the subscription revenue from KTG ($0.8 million) and decreased investment income from our treasury activities.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Three Months Ended
	June 25, 2004	June 27, 2003	Change	% Change
Consolidated
Compensation and employee benefits	$29,370	$30,438	$(1,068)	(4)
Transaction processing	12,171	11,965	206	2
Software royalties	3,288	4,530	(1,242)	(27)
Occupancy and equipment	7,449	8,093	(644)	(8)
Telecommunications and data processing services	4,338	4,757	(419)	(9)
Other general and administrative	7,697	8,746	(1,049)	(12)
Income taxes	7,190	8,298	(1,108)	(13)

U.S. Operations
Compensation and employee benefits	21,903	23,132	(1,229)	(5)
Transaction processing	6,781	8,601	(1,820)	(21)
Software royalties	2,892	4,003	(1,111)	(28)
Occupancy and equipment	5,880	6,379	(499)	(8)
Telecommunications and data processing services	3,041	3,427	(386)	(11)
Other general and administrative	6,664	7,260	(596)	(8)
Income taxes	5,779	8,004	(2,225)	(28)

International Operations
Compensation and employee benefits	7,467	7,306	161	2
Transaction processing	5,390	3,364	2,026	60
Software royalties	396	527	(131)	(25)
Occupancy and equipment	1,569	1,714	(145)	(8)
Telecommunications and data processing services	1,297	1,330	(33)	(2)
Other general and administrative	1,033	1,486	(453)	(30)
Income taxes	1,411	294	1,117	380

In Second Quarter 2004, foreign exchange rate fluctuations contributed approximately $1.3 million to the overall increase in expenses for our  International Operations as the weaker U.S. Dollar increased the relative costs in our International Operations.

Compensation and employee benefits: Our compensation expense decrease of $1.1 million was mainly driven by lower performance bonus levels.  This cost savings was partially offset by the impact of exchange rate fluctuations.

U.S. compensation expense decreased by $1.2 million, or 5% primarily from lower bonus levels partially offset by higher average headcount.  Average U.S. headcount during Second Quarter 2004 was 455 compared to 442 in Second Quarter 2003, with approximately half of the increase attributable to the Radical acquisition on March 29, 2004.

Total international compensation expense increased $0.2 million as the $0.5 million impact of exchange rate fluctuations more than offset savings from lower headcount levels.

Transaction processing: Consolidated transaction processing expenses increased by $0.2 million to $12.2 million in Second Quarter 2004.

U.S. transaction processing costs decreased $1.8 million in Second Quarter 2004 primarily resulting from a reduction in the Hoenig division’s execution costs as result of their integration into ITG Inc., as well as lower overall share volume executed through electronic communication networks and NYSE specialists, coupled with reductions in specialist charges.

International transaction processing costs increased $2.0 million in Second Quarter 2004 primarily from (i) an increase in business activity in Second Quarter 2004, (ii) change in the European business mix away from POSIT (iii) a further change in the European business mix from United Kingdom equity executions to Continental Europe equity executions, where we generally incur higher transaction costs and (iv) exchange rate fluctuation ($0.4 million).

Software royalties: Software royalties principally relate to POSIT royalties, which are contractually fixed as a percentage of POSIT revenues and reflect the decrease in POSIT revenues during Second Quarter 2004.  In Second Quarter 2004, royalties were at a higher rate for ITG Europe than in 2003 (which rate is now consistent with that in the U.S.).

Occupancy and equipment: Consolidated occupancy and equipment costs decreased $0.6 million to $7.4 million in Second Quarter 2004 reflecting lower depreciation costs (following lower capital expenditures during the preceding twelve months) partially offset by exchange rate impact.

Telecommunications and data processing services: Consolidated telecommunications and data processing services decreased $0.4 million, or 9% reflecting cost containment efforts partially offset by exchange rate impact.

Other general and administrative: Consolidated general and administrative costs decreased $1.0 million or 12% due to lower consulting and other costs mainly related to non-recurring projects.

Income tax expense

The effective tax rate increased to 43.1% in Second Quarter 2004 from 41.3% in Second Quarter 2003.  The U.S. tax rate increased from 37.6% in Second Quarter 2003 to 40.0% in Second Quarter 2004. The non-deductibility of losses from certain of our foreign operations resulted in an increase of our overall consolidated tax rate as compared with our U.S. tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations – Six Months Ended June 25, 2004 Compared to Six Months Ended June 27, 2003

Highlights

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Six Months Ended
	June 25, 2004	June 27, 2003
Revenues:
Commissions
POSIT	32.5	36.4
Electronic Trading Desk	33.6	36.5
Client Site Trading Products	28.6	24.1
Other	5.3	3.0
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.9	36.5
Transaction processing	15.0	13.6
Software royalties	4.5	4.7
Occupancy and equipment	9.3	9.7
Telecommunications and data processing services	5.6	5.7
Other general and administrative	9.4	9.8
Total expenses	80.7%	80.0%

Income before income tax expense	19.3	20.0

Income tax expense	8.1	8.7
Net income	11.2%	11.3%

Earnings Per Share:

Basic and diluted earnings per share for the six months ended June 25, 2004 (“First Half 2004”) increased $0.02, or 5%, to $0.41 from $0.39 for the six months ended June 27, 2003 (“First Half 2003”).

Revenues:

Consolidated revenues decreased $3.6 million, or 2%, to $158.6 million in First Half 2004, which includes a $2.4 million pre-tax gain on the KTG sale.

The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Six Months Ended,
	June 25, 2004	June 27, 2003	Change	% Change

U.S. Operations	$121,772	$135,542	$(13,770)	(10)
International Operations	36,787	$26,611	10,176	38
Consolidated	$158,559	$162,153	$(3,594)	(2)

Revenues by segment – U.S. Operations

Revenues from U.S. Operations of $121.8 million declined 10% compared to First Half 2003.

Key volume and revenue performance indicators for the last two years, as well as percent change information, for our U.S. Operations are as follows:

	Six Months Ended
U.S. Operations,	June 25, 2004	June 27, 2003	Change	% Change
Total trading volume (in billions of shares)	9.8	10.1	(0.3)	(3)
Trading volume per day (in millions of shares)	80.8	82.0	(1.2)	(1)
Product revenues per trading day ($ million)	$1.00	$1.10	$(0.10)	(9)
Average revenue per share ($)	$0.0124	$0.0134	$(0.0010)	(7)
U.S. market trading days	121	123	(2)	(2)

There were 121 trading days in the U.S. markets in First Half 2004 and 123 trading days in First Half 2003.  Product Revenues per trading day from our U.S. Operations declined driven by a 1% volume (per trading day) decline and a 7% contraction in average revenue per share.

Revenues by segment - International Operations

Product revenues from International Operations increased $6.2 million, or 27% to $28.8 million, which included a $2.8 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets.  Excluding the foreign currency impact, we grew product revenues $3.4 million or 15%.  In First Half 2004, our International Product Revenues grew approximately 25% over First Half 2003 in Europe, Canada and Australia, collectively, while Hong Kong Product Revenues grew approximately 50%.

Revenues by product - POSIT

Consolidated POSIT revenues decreased $7.5 million, or 13%, principally reflecting lower U.S. share volume and lower European POSIT revenues, as well as a shift in revenue mix toward our Electronic Trading Desk products.  In Europe commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis.

	Six Months Ended
POSIT	June 25, 2004	June 27, 2003	Change	% Change
U.S. POSIT system:
Shares crossed (in billions)	2.7	3.0	(0.3)	(10)
Average shares per day (in millions)	22.6	24.2	(1.6)	(7)
European POSIT system:
Contract value of shares crossed ($ billions)	$8.6	9.0	$(0.4)	(4)

Revenues by product – Electronic Trading Desk

Electronic Trading Desk revenues decreased $5.8 million, or 10% to $53.3 million. Our U.S. Electronic Trading Desk revenues decreased $10.0 million, or 22%, which more than offset the $4.2 million growth in our International Operations. Our European trading desk business grew by $3.9 million, while our Hong Kong trading desk business grew by $1.2 million. Canadian direct access trading revenues of $3.2 million, previously included in the Electronic Trading Desk, are now being reported within Client Site Trading resulting in a $1.9 million decline in the Canadian trading desk business.  Electronic Trading Desk revenues per trading day declined 8%, to $440,000 in First Half 2004.

In marketing our program trading services, we package our Electronic Trading Desk services with POSIT.  Our clients receive blended pricing for executions as a way to provide a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0007, or 4%, from $0.0169 in First Half 2003 to $0.0162 in First Half 2004 reflecting competitive pricing in the program trading business.

Revenues by product – Client Site Trading Products

Client Site Trading Product revenues, which are only generated by our U.S. Operations and ITG Canada, increased $6.2 million, or 16%, due to higher U.S. share volume as well as the inclusion of $3.2 million of Canadian direct access trading revenues in First Half 2004.  Client Site Trading Product revenues for our U.S. Operations increased $3.0 million, or

8%.  Share volumes increased 10% while our rates per share decreased 1%.

Other Revenues

Other revenues, which increased $3.5 million to $8.4 million in First Half 2004, includes the pretax gain on the sale of 50% of our interest in KTG ($2.4 million), as well as higher subscription revenue from our Analytical Products.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Six Months Ended
	June 25, 2004	June 27, 2003	Change	% Change
Consolidated
Compensation and employee benefits	$58,542	$59,206	$(664)	(1)
Transaction processing	23,751	22,059	1,692	8
Software royalties	7,104	7,646	(542)	(7)
Occupancy and equipment	14,790	15,755	(965)	(6)
Telecommunications and data processing services	8,975	9,247	(272)	(3)
Other general and administrative	14,876	15,886	(1,010)	(6)
Income taxes	12,783	14,050	(1,267)	(9)

U.S. Operations
Compensation and employee benefits	43,636	44,701	(1,065)	(2)
Transaction processing	13,816	15,952	(2,136)	(13)
Software royalties	6,187	6,752	(565)	(8)
Occupancy and equipment	11,594	12,417	(823)	(7)
Telecommunications and data processing services	6,129	6,510	(381)	(6)
Other general and administrative	12,500	12,967	(467)	(4)
Income taxes	10,743	13,536	(2,793)	(21)

International Operations
Compensation and employee benefits	14,906	14,505	401	3
Transaction processing	9,935	6,107	3,828	63
Software royalties	917	894	23	3
Occupancy and equipment	3,196	3,338	(142)	(4)
Telecommunications and data processing services	2,846	2,737	109	4
Other general and administrative	2,376	2,919	(543)	(19)
Income taxes	2,040	514	1,526	297

In First Half 2004, foreign exchange rate fluctuations contributed approximately $3.4 million to the overall increase in expenses for our International Operations, as the value of the U.S. Dollar increased the relative costs in our International Operations.

Compensation and employee benefits: Our compensation expense decrease of $0.7 million was mainly driven by lower headcount and performance bonus levels partially offset by the impact of exchange rate fluctuations.

U.S. compensation expense decreased by nearly $1.1 million, or 2% primarily from lower bonus levels partially offset by slightly higher headcount.  Average U.S. headcount during First Half 2004 was 445 compared to 444 in First Half 2003.

International compensation expense increased $0.4 million as higher costs reflecting a $1.4 million impact of exchange rate fluctuations more than offset savings from lower headcount levels.

Transaction processing: Consolidated transaction processing expenses increased by $1.7 million or 8% in First Half 2004.

U.S. transaction processing costs decreased $2.1 million in First Half 2004 resulting from a reduction in the Hoenig division’s clearing and execution costs and generally lower share volume executed through electronic communication networks and NYSE specialists.

International transaction processing costs increased $3.8 million in First Half 2004 primarily from (i) the increase in business activity in First Half 2004, (ii) change in the European business mix away from POSIT (iii) a further change in the European business mix from United Kingdom equity executions to Continental Europe equity executions, where we generally incur higher transaction costs and (iv) exchange rate fluctuation ($0.9 million).

Software royalties: Software royalties principally relate to POSIT royalties, which are contractually fixed as a percentage of POSIT revenues and reflect the decrease in POSIT revenues during First Half 2004.  In First Half 2004, royalties were at a higher rate for ITG Europe than in First Half 2003 (which rate is now consistent with that in the U.S.) and also includes payments to Radical Corporation, a provider of an equity front-end software-trading platform, for licensing their Radical system prior to our March 29, 2004 purchase of the remaining 75% of Radical Corporation that we did not already own.

Occupancy and equipment: Consolidated occupancy and equipment costs decreased $1.0 million or 6% reflecting lower depreciation costs (following lower capital expenditures during the preceding twelve months) partially offset by exchange rate impact of $0.4 million.

Telecommunications and data processing services: Consolidated telecommunications and data processing services decreased $0.3 million, or 3% reflecting lower costs partially offset by exchange rate impact.

Other general and administrative: Consolidated general and administrative costs decreased $1.0 million or 6% due to lower consulting and other costs, mainly related to non-recurring projects, partially offset by exchange rate impact.

Income tax expense

The effective tax rate decreased to 41.9% in First Half 2004 from 43.4% in First Half 2003.  The U.S. tax rate increased from 37.3% in First Half 2003 to 37.8% in First Half 2004, which includes a $0.6 million reduction of a valuation allowance pertaining to capital loss carryforwards that will be utilized as a result of the sale of 50% of our interest in KTG to IRESS.  The non-deductibility of losses from certain of our foreign operations resulted in a increase of our overall consolidated tax rate as compared with our U.S. tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Our liquidity and capital resource requirements result from our working capital needs, primarily consisting of compensation and employee benefits, transaction processing fees and software royalty fees.  Historically, cash from operations has met all working capital requirements. We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements.

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities.  These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.  We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less.  Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants.  At June 25, 2004, cash and cash equivalents and securities owned, at fair value amounted to $227.4 million and net receivables from brokers, dealers and other due within 30 days totaled $890.7 million.  In addition, we held $12.2 million of total cash in restricted or segregated bank accounts at June 25, 2004.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk and are typically less than 90 days in duration.  As of June 25, 2004, we had investments in limited partnerships totaling $20.0 million, of which $19.9 million were invested in marketable securities and $0.1 million were invested in a venture capital fund.  The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Cash flows used in operating activities were $2.0 million in First Half 2004 as compared to $24.6 million provided by operations in First Half 2003.  The decrease in operating cash flow was primarily attributable to changes in working capital as well as lower net income.  These working capital changes include the impact of a $26.3 million increase in investments in state and municipal government securities during 2004, which are classified on the consolidated statements of financial condition as securities owned, at fair value.

Net cash used in investing activities reflects (i) completion of our acquisition of Radical Corporation by acquiring the 75% of its outstanding shares that we did not already own, (ii) investments in premises and equipment and capitalizable software development projects, partially offset by (iii) proceeds from the sale of 50% of our ownership interest in KTG, formerly a wholly-owned subsidiary, to IRESS, an Australia based developer of financial market systems.  Our remaining 50% interest was contributed to a new Canadian joint venture with IRESS.

Net cash used in financing activities reflects purchases of our common stock as part of our share repurchase program.  As part of the program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During First Half 2004, we purchased 3 million shares of our common stock at an average cost of $13.78 per share.  The total $41.3 million cost of the repurchase was funded with available cash resources.  On July 22, 2004, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our common stock.

Net cash used in financing activities also reflects $2.5 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations.  We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At June 25, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $59.2 million, $3.6 million and $3.9 million, respectively, of which $59.0 million, $3.4 million and $3.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 25, 2004 of approximately $8.9 million, $3.1 million, $9.2 million, and $14.7 million respectively.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

As of June 25, 2004, ITG Inc. held a $4.6 million cash balance on behalf of its Hoenig division in a segregated deposit account with its clearing broker for the benefit of customers under certain directed brokerage arrangements.

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

As of June 25, 2004, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at

Hoenig.  There has been no significant change to such arrangements and obligations since December 31, 2003.  For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the six months ended June 25, 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 1. Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business.  We do not believe these proceedings will have a material adverse effect on our financial condition or results of operations.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth our share repurchase activity during First Half 2004 including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
From: January 1, 2004
To: January 31, 2004	—	—	—	—

Month #2
From: February 1, 2004
To: February 29, 2004	1,000,000	$15.13	1,000,000	2,000,000

Month #3
From: March 1, 2004
To: March 26, 2004	—	—	—	—

Month #4
From: March 27, 2004
To: April 30, 2004	—	—	—	—

Month #5
From: May 1, 2004
To: May 31, 2004	1,044,600	12.75	1,044,600	955,400

Month #6
From: June 1, 2004
To: June 25, 2004	955,400	13.48	955,400	—
Total	3,000,000	$13.78	3,000,000	—

During First Quarter 2004, our Board of Directors authorized the repurchase of 3.0 million shares of our common stock.  The authorization, which has no expiration date, was publicly announced as part of our annual report on Form 10-K filed on March 12, 2004.  As such, 1,000,000 shares were purchased on the open market prior to the announcement of such share repurchase plan.  During Second Quarter 2004, all 2,000,000 shares remaining under the plan were purchased.  On July 22, 2004, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our common stock.

Item 4.           Submission of Matters to a Vote of Security Holders

Date of the Meeting – May 5, 2004

Type of Meeting – Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

J. William Burdett

William I Jacobs

Raymond L. Killian, Jr.

Robert L. King

Maureen O’Hara

Robert J. Russel

Mark A. Wolfson

At the meeting, with respect to the election of the directors and ratification of the appointment of KPMG LLP as our independent auditors for the 2004 fiscal year, the votes were cast in the following manner:

Election of Directors:

Name	For	Withheld
J. William Burdett	41,456,669	256,419
William I Jacobs	38,957,194	2,755,894
Raymond L. Killian, Jr.	40,716,079	997,009
Robert L. King	38,959,044	2,754,044
Maureen O’Hara	38,959,334	2,753,754
Robert J. Russel	41,345,610	367,478
Mark A. Wolfson	38,903,473	2,809,615

Ratification of the appointment of KPMG LLP as our independent auditors for the 2004 fiscal year:

Number of Shares
For	40,507,762
Against	1,191,442
Abstain	13,884

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

(B)             REPORTS ON FORM 8-K

We filed Current Reports on Form 8-K dated May 10, 2004, and June 9, 2004 following press releases, announcing trading statistics for the month ended April 30, 2004 and May 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 3, 2004	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant