Form 10-Q
period 2004-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2004-11-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended September 30, 2004

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

Yes ☒   No ☐

As of October 22, 2004, the Registrant had 41,922,920 shares of common stock, $0.01 par value, outstanding.

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

PART I. -               FINANCIAL INFORMATION

Item 1.    Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents	$200,928	$239,013
Cash restricted or segregated	12,362	11,892
Securities owned, at fair value	72,027	24,174
Receivables from brokers, dealers and other, net	614,694	219,860
Investments in limited partnerships	20,069	19,529
Premises and equipment, net	22,479	25,088
Capitalized software, net	8,152	6,575
Goodwill	87,354	77,143
Other Intangibles	2,829	4,747
Deferred taxes	11,642	12,147
Other assets	12,166	9,680
Total assets	$1,064,702	$649,848

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$97,200	$82,554
Payables to brokers, dealers and other	577,531	187,764
Software royalties payable	3,389	4,209
Securities sold, not yet purchased, at fair value	18,112	1,264
Income taxes payable	14,892	12,754
Total liabilities	711,124	288,545

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,327,388 and 51,262,743 at September 30, 2004 and December 31, 2003, respectively and 41,898,101 and 44,740,279 shares outstanding at September 30, 2004 and December 31, 2003, respectively	513	513
Additional paid-in capital	160,991	157,319
Retained earnings	362,300	333,978
Common stock held in treasury, at cost; shares: 9,429,287 and 6,522,464 at September 30, 2004 and December 31, 2003, respectively	(178,088)	(138,641)
Accumulated other comprehensive income:
Currency translation adjustment	7,862	8,134
Total stockholders’ equity	353,578	361,303
Total liabilities and stockholders’ equity	$1,064,702	$649,848

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
Revenues:
Commissions:
POSIT	$25,639	$36,557	$77,221	$95,620
Electronic Trading Desk	27,271	27,683	80,558	86,806
Client Site Trading Products	26,657	18,830	71,970	57,954
Other	6,748	2,252	15,125	7,095
Total revenues	86,315	85,322	244,874	247,475

Expenses:
Compensation and employee benefits	31,620	29,028	90,162	88,234
Transaction processing	13,368	11,501	37,119	33,560
Software royalties	3,381	4,881	10,485	12,527
Occupancy and equipment	7,918	7,963	22,708	23,718
Telecommunications and data processing services	4,549	4,457	13,524	13,704
Other general and administrative	8,097	8,106	22,973	23,992
Total expenses	68,933	65,936	196,971	195,735

Income before income tax expense	17,382	19,386	47,903	51,740

Income tax expense	6,798	8,194	19,581	22,244
Net income	$10,584	$11,192	$28,322	$29,496

Earnings per share:

Basic	$0.25	$0.24	$0.66	$0.62
Diluted	$0.25	$0.24	$0.66	$0.62
Basic weighted average number of common shares outstanding	41,885	47,168	43,108	47,244
Diluted weighted average number of common shares outstanding	41,892	47,197	43,116	47,262

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2004

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2004	$—	$513	$157,319	$333,978	$(138,641)	$8,134	$361,303

Issuance of common stock in connection with the employee stock option plan (2,456 shares), employee stock unit award plan (85,224 shares) and the directors’ retainer fee subplan (5,497 shares)	—	—	1,300	—	1,886	—	3,186
Issuance of common stock in connection with the employee stock purchase plan (64,645 shares)	—	—	801	—	—	—	801
Stock-based compensation	—	—	1,571	—	—	—	1,571
Purchase of common stock for treasury (3,000,000 shares)	—	—	—	—	(41,333)	—	(41,333)
Comprehensive income:
Net income	—	—	—	28,322	—	—	28,322
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(272)	(272)
Comprehensive income							28,050
Balance at September 30, 2004	$—	$513	$160,991	$362,300	$(178,088)	$7,862	$353,578

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2004	September 26, 2003
Cash flows from operating activities:
Net income	$28,322	$29,496
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,447	15,267
Net gain on sale of 50% interest in KTG	(1,481)	—
Unrealized gain on securities owned	(2,091)	—
Impairment charges	700	—
Deferred income tax expense	176	644
Provision for doubtful accounts	204	918
Stock-based compensation	1,571	927
Changes in operating assets and liabilities:
Cash, restricted or segregated	(428)	(3,126)
Securities owned, at fair value	(45,761)	(8,622)
Receivables from brokers, dealers and other, net	(393,138)	(442,361)
Accounts payable and accrued expenses	14,677	10,655
Payables to brokers, dealers and other	387,649	425,173
Securities sold, not yet purchased, at fair value	16,846	1,136
Income taxes payable	1,555	6,179
Other, net	(2,983)	(288)
Net cash (used in) / provided by operating activities	20,265	35,998
Cash flows from investing activities:
Acquisition of subsidiaries, net of acquired cash	(12,002)	—
Proceeds from sale of 50% interest in KTG	4,187	—
Capital purchases	(7,711)	(4,038)
Capitalization of software development costs	(5,855)	(5,499)
Net cash used in investing activities	(21,381)	(9,537)
Cash flows from financing activities:
Common stock issued	3,982	3,511
Common stock repurchased	(41,333)	(17,599)
Net cash used in financing activities	(37,351)	(14,088)
Effect of foreign currency translation on cash and cash equivalents	382	1,947
Net (decrease) / increase in cash and cash equivalents	(38,085)	14,320
Cash and cash equivalents – beginning of period	239,013	180,970
Cash and cash equivalents – end of period	$200,928	$195,290
Supplemental cash flow information:
Interest paid	$1,084	$840
Income taxes paid	$17,478	$15,650

See accompanying unaudited notes to condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Investment Technology Group, Inc. and its wholly-owned subsidiaries (“ITG”, the “Company”, “we” or “us”), which principally include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6) KTG Technologies Corp (“KTG”), a direct access provider in Canada, which as of April 8, 2004 became a 50% owned joint venture (see Note 5, “Subsidiary Equity Transactions”), (7) ITG Hoenig Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, and (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S.

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

(3) Stock-Based Compensation

At September 30, 2004, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 16 to our annual report on Form 10-K for the year ended December 31, 2003.

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

Had compensation expense for our stock option plan been determined consistent with SFAS No. 123 for the quarters and nine months ended September 30, 2004 and September 26, 2003, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003

Net income, as reported	$10,584	$11,192	$28,322	$29,496

Add:
Stock-based compensation expense included in reported net income, net of taxes ($303 and $123 for the three months ended September 30, 2004 and September 26, 2003, respectively; and $643 and $399 for the nine months ended September 30, 2004 and September 26, 2003, respectively)	472	168	929	528
Deduct:
Total stock-based compensation expense determined under Fair value based method (a)	(1,242)	(956)	(2,694)	(4,352)
Net income, pro forma	$9,814	$10,404	$26,557	$25,672
Earnings per share:
Basic – as reported	$0.25	$0.24	$0.66	$0.62
Basic – pro forma	$0.23	$0.22	$0.62	$0.54
Diluted – as reported	$0.25	$0.24	$0.66	$0.62
Diluted – pro forma	$0.23	$0.22	$0.62	$0.54

Note:

(a)   determined under fair value based method for all awards, net of tax ($797 and $701 for the three months ended September 30, 2004 and September 26, 2003, respectively and $1,865 and $3,283 for the nine months ended September 30, 2004 and September 26, 2003, respectively ).

(4) Acquisitions

On March 29, 2004, we acquired the remaining 75% of Radical Corporation (“Radical”) we did not already own for $12.2 million in cash.  The Radical business augments our product offerings for the active trading community. The total purchase price of $13.2 million is subject to a potential purchase price adjustment (not to exceed $5.8 million) based upon performance over the one year period following our February 27, 2004 call option exercise.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Dollars in thousands
Goodwill	$10,238
Intangible assets – Radical software	2,880
Other net current assets	253
Current liabilities	(211)
Total purchase price	$13,160

(5) Subsidiary Equity Transactions

On April 8, 2004, we entered into a Canadian joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia.  As part of the joint venture agreement, we sold 50% of our interest in KTG, formerly a wholly-owned subsidiary, to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$2.4 million on a pretax basis and US$1.5 million on an after-tax basis.  Our remaining 50% interest was contributed to the new joint venture, which will continue to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology.  Our 50% interest in the new joint venture is accounted for under the equity method of accounting.

(6) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles:

	Goodwill		Other Intangibles, Net
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
	(Dollars in thousands)
U.S. Operations	$67,012	$56,774	$2,741	$270
International Operations	20,342	20,369	88	4,477
Total	$87,354	$77,143	$2,829	$4,747

On March 29, 2004, we recorded approximately $10.2 million of goodwill in relation to the acquisition of Radical Corporation.  During the quarter ended September 30, 2004, no goodwill was deemed impaired and accordingly, no write-off was required.

Also, as part of the Radical acquisition we recorded an intangible asset of $2.9 million consisting of Radical’s proprietary software. We amortize other intangibles over their respective estimated useful lives, which range from 2 to 15 years in 2003 and 2 to 5 years in 2004.

As of December 31, 2003, other intangibles, net included a $4.4 million software license acquired in 2001 from Kasten Chase Applied Research Limited, which was held by KTG.  As a result of the formation of the new joint venture (see Note 5 “Subsidiary Equity Transactions”), KTG is no longer a wholly-owned subsidiary of the company.

(7) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased:

	Securities Owned		Securities Sold, Not Yet Purchased
(Dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Auction rate preferred stock	$7,000	$10,500	$—	$—
State and municipal government obligations	47,450	7,125	—	—
Corporate stocks	12,485	1,537	18,112	1,264
Mutual Funds	5,092	5,012	—	—
Total	$72,027	$24,174	$18,112	$1,264

(8) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other:

	Receivables From		Payables To
(Dollars in thousands)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Customers	$475,660	$168,448	$469,683	$116,792
Clearing brokers and other	141,556	53,783	107, 848	70,972
Allowance for doubtful receivables	(2,522)	(2,371)	—	—
Total	$614,694	$219,860	$577,531	$187,764

(9) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Deferred compensation	$20,630	$22,172
Accrued soft dollar research payables	23,903	18,797
Trade payables	7,429	10,813
Accrued compensation and benefits	20,664	6,197
Accrued transaction processing	5,086	4,811
Accrued rent	2,839	2,387
Accrued telecom	2,096	2,132
Other accrued expenses	14,553	15,245
Total	$97,200	$82,554

(10) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	September 30, 2004	September 26, 2003
	(In thousands, except per share amounts)
Three Months Ended
Net income for basic and diluted earnings per share	$10,584	$11,912
Shares of common stock and common stock equivalents:
Average shares used in basic computation	41,885	47,168
Effect of dilutive securities	7	29
Average shares used in diluted computation	41,892	47,197
Earnings per share:
Basic	$0.25	$0.24
Diluted	$0.25	$0.24

Nine Months Ended
Net income for basic and diluted earnings per share	$28,322	$29,496
Shares of common stock and common stock equivalents:
Average shares used in basic computation	43,108	47,244
Effect of dilutive securities	8	18
Average shares used in diluted computation	43,116	47,262
Earnings per share:
Basic	$0.66	$0.62
Diluted	$0.66	$0.62

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

	September 30, 2004	September 26, 2003

Three months ended	3,144	4,059
Nine months ended	3,467	4,141

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

At September 30, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $67.8 million, $3.7 million and $3.9 million, respectively, of which $67.5 million, $3.6 million and $3.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2004 of approximately $10.6 million, $2.8 million, $7.9 million, and $22.1 million respectively.

As of September 30, 2004, ITG Inc. on behalf of its Hoenig division, held a $4.8 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(12) Segment Reporting

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides research and equity trading services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, as well as a research facility in Israel.

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

A summary of the segment financial information is as follows:

	U.S. Operations	International Operations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2004
Total revenues	$68,119	$18,196	$86,315
Income before income tax expense	16,413	969	17,382
Capital purchases	2,827	479	3,306

Three Months Ended September 26, 2003
Total revenues	$69,601	$15,721	$85,322
Income (loss) before income tax expense	20,097	(711)	19,386
Capital purchases	806	196	1,002

Nine Months Ended September 30, 2004
Total revenues	$189,890	$54,984	$244,874
Income before income tax expense	44,322	3,581	47,903
Capital purchases	6,885	826	7,711

Nine Months Ended September 26, 2003
Total revenues	$205,143	$42,332	$247,475
Income (loss) before income tax expense	56,340	(4,600)	51,740
Capital purchases	3,166	872	4,038

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Executive Overview

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers.  The International Operations segment includes our brokerage businesses in Australia, Canada, Europe and Hong Kong, as well as a research facility in Israel.

We generate substantially all of our revenues from the following three products and services (“Product Revenues”):

•      POSIT: a confidential electronic stock crossing system;

•      Electronic Trading Desk: our agency trading desk; and

•      Client-Site Trading Products.

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

Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services and other general and administrative expenses.

Our U.S. Operations continue to face a challenging economic environment with declining market volume on the NYSE and NASDAQ, coupled with continued pricing pressure in the U.S. equity markets.  In addition to difficult market conditions, there continues to be an increase in competition from electronic execution providers and from traditional broker-dealers.  With market volatility continuing at historical low levels, large broker-dealers continue to aggressively use capital to compete for the portfolio trades that have been traditionally a core component of both POSIT and our Electronic Trading Desk.  Despite these factors, ITG’s U.S. daily trading volumes for the three months ended September 30, 2004 ("Third Quarter 2004") declined by 1% compared with the three months ended September 26, 2003 ("Third Quarter 2003"), in contrast with market volume declines of 6% for the NYSE and 10% for the NASDAQ over the same period.  Revenue per share has declined 10% in the nine months ended September 30, 2004 (“First Nine Months 2004”) and in this environment, ITG’s U.S. domestic revenues per day declined 10%.

Total revenues from our international segment of $18.2 million include a $1.6 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets.  International operating revenues (excluding exchange rate impact) were up 5% for the Third Quarter 2004 versus 2003.

Revenues and pre-tax results improved in all four international subsidiaries.  Canada posted pre-tax operating profitability of $1.1 million in Third Quarter 2004 and the combined Australia/Asia region operated at just above breakeven.  Growth in Europe improved this quarter due to higher levels of portfolio trading business within ITG’s customer base, despite continued competition from electronic execution venues.  ITG Europe’s revenues are up 16% over the Third Quarter 2003.  The International Operations as a whole posted a pretax profit of $1.0 million of which the foreign currency impact was $0.1 million versus Third Quarter 2003.

Our pre-tax income in the Third Quarter 2004 includes non-recurring adjustments in both revenues and expenses.

In the Condensed Consolidated Statements of Income for the Third Quarter 2004, we included in other revenues $2.1 million representing the initial carrying value of shares of common stock that we owned in a corporation following the corporation’s August 2004 initial public offering.  Additionally, our expenses included charges relating to (i) employee separation costs and costs related to a lease abandonment in California (collectively $2.6 million) and  (ii)  an impairment charge ($0.7 million) on our New York Stock Exchange Seats (“NYSE seat”) arising from a decline in the market values of previous NYSE seat sales, which we deemed to be other than temporary.

In the First Nine Months 2004, other revenues also included the $2.4 million gain on our sale of KTG in April 2004.

These non-recurring items resulted in a decrease in pre-tax income of $1.2 million and net income of $0.7 million or $0.02 per share in the Third Quarter 2004.  For the First Nine Months 2004, pre-tax income was increased by $1.2 million and net income increased by $0.8 million or $0.02 per share due to non-recurring items.

Results of Operations – Three Months Ended September 30, 2004 Compared to Three Months Ended September 26, 2003

Highlights

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30, 2004	September 26, 2003
Revenues:
Commissions
POSIT	29.7	42.9
Electronic Trading Desk	31.6	32.4
Client Site Trading Products	30.9	22.1
Other	7.8	2.6
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.6	34.0
Transaction processing	15.5	13.5
Software royalties	3.9	5.7
Occupancy and equipment	9.2	9.4
Telecommunications and data processing services	5.3	5.2
Other general and administrative	9.4	9.5
Total expenses	79.9%	77.3%

Income before income tax expense	20.1	22.7

Income tax expense	7.9	9.6
Net income	12.2%	13.1%

Earnings Per Share:

Basic and diluted earnings per share for Third Quarter 2004 increased $0.01, or 4%, to $0.25 from $0.24 for Third Quarter 2003.  Our Third Quarter 2004 results included a $0.02 decrease in earnings per share reflecting the impact of the non-recurring items noted above.

Revenues:

Consolidated revenues increased $1.0 million, or 1%, to $86.3 million in Third Quarter 2004.  There were 67 trading days in Third Quarter 2004 compared with 63 trading days in Third Quarter 2003.

The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Three Months Ended,
	September 30, 2004	September 26, 2003	Change	% Change

U.S. Operations	$68,119	$69,601	$(1,482)	(2)
International Operations	18,196	$15,721	2,475	16
Consolidated	$86,315	$85,322	$993	1

Revenues by segment – U.S. Operations

Revenues from U.S. Operations of $68.1 million declined 2% compared to Third Quarter 2003.

Key volume and revenue performance indicators, as well as percent change information, for our U.S. Operations are as follows:

	Three Months Ended
U.S. Operations	September 30, 2004	September 26, 2003	Change	% Change
Total trading volume (in billions of shares)	5.3	5.0	0.3	6
Trading volume per day (in millions of shares)	79.0	79.6	(0.6)	(1)
Product revenues per trading day ($million)	$0.95	$1.11	$(0.16)	(14)
Average revenue per share traded ($)	$0.0121	$0.0139	$(0.0018)	(13)
U.S. market trading days	67	63	4	6

Product Revenues per trading day from our U.S. Operations decreased 14% principally driven by declines in average revenue per share and average daily trading volume.

Revenues by segment - International Operations

Product revenues from International Operations increased $2.4 million, or 18%, and includes a $1.3 million benefit from exchange rate fluctuations resulting from a weakened U.S. Dollar relative to the currencies in our international markets.  Excluding the foreign currency impact, we grew product revenues $1.1 million or 9%.

Revenues by product - POSIT

Consolidated POSIT revenues decreased $10.9 million, or 30%, principally reflecting lower U.S. share volume and a decline in the contract value of shares crossed in European POSIT.  In Europe commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis.

	Three Months Ended
POSIT	September 30, 2004	September 26, 2003	Change	% Change
U.S. POSIT system:
Shares crossed (in billions)	1.4	1.8	(0.4)	(22)
Average shares per day (in millions)	20.9	28.7	(7.8)	(27)
European POSIT system:
Contract value of shares crossed ($billions)	$4.5	$5.8	$(1.3)	(22)

Revenues by product – Electronic Trading Desk

Electronic Trading Desk revenues decreased $0.4 million, or 1% to $27.3 million and on a per trading day basis have declined by 7% to $407,000 in the Third Quarter 2004.  Our U.S. Electronic Trading Desk revenues declined $3.3 million, or 17% which was significantly offset by the $2.9 million growth in our International Operations.  Our European trading desk business more than doubled to $4.6 million, reflecting a business mix shift away from POSIT.  Our Australian trading desk business grew by $0.5 million while our Asian trading desk business grew by $0.2 million.  Also, $1.2 million of Canadian direct access trading revenues, previously included in the Electronic Trading Desk, are now being reported within Client Site Trading resulting in a $0.5 million decline in the Canadian trading desk business.

In marketing our program trading services, we package our Electronic Trading Desk services with POSIT.  Our clients receive blended pricing for executions as a way to provide a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0011, or 7%, from $0.0169 in Third Quarter 2003 to $0.0158 in Third Quarter 2004 reflecting competitive pricing in the program trading business.

Revenues by product – Client Site Trading Products

Client Site Trading Product revenues, which are only generated by our U.S. Operations and ITG Canada, increased $7.8 million, or 42%, primarily due to the performance of our Triton and Radical products within our U.S. Operations, as well as the inclusion of $1.2 million of Canadian direct access trading revenues in Third Quarter 2004.  Client Site Trading Product revenues for our U.S. Operations increased $6.6 million, or 35% as our share volumes increased 42% offset by a decline in our revenue rates per share of 5% from Third Quarter 2003.

Other Revenues

Consolidated other revenues increased $4.5 million to $6.7 million in Third Quarter 2004 from $2.2 million in Third Quarter 2003.  In Third Quarter 2004, we recorded income of $2.1 million arising from common stock of a corporation following the corporation’s August 2004 initial public offering.  Additionally, other revenues included increases primarily from our U.S. analytical research and routing products as well as Canadian inter-listed arbitrage trading.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2004	September 26, 2003	Change	% Change
Consolidated
Compensation and employee benefits	$31,620	$29,028	$2,592	9
Transaction processing	13,368	11,501	1.867	16
Software royalties	3,381	4,881	(1,500)	(31)
Occupancy and equipment	7,918	7,963	(45)	(1)
Telecommunications and data processing services	4,549	4,457	92	2
Other general and administrative	8,097	8,106	(9)	(-)
Income taxes	6,798	8,194	(1,396)	(17)

U.S. Operations
Compensation and employee benefits	24,048	21,725	2,323	11
Transaction processing	8,139	7,631	508	7
Software royalties	2,867	4,155	(1,288)	(31)
Occupancy and equipment	6,558	6,352	206	3
Telecommunications and data processing services	3,179	3,181	(2)	—
Other general and administrative	6,916	6,460	456	7
Income taxes	6,089	7,784	(1,695)	(22)

International Operations
Compensation and employee benefits	7,572	7,303	269	4
Transaction processing	5,229	3,870	1,359	35
Software royalties	514	726	(212)	(29)
Occupancy and equipment	1,360	1,611	(251)	(16)
Telecommunications and data processing services	1,370	1,276	94	7
Other general and administrative	1,181	1,646	(465)	(28)
Income taxes	709	410	299	73

In Third Quarter 2004, foreign exchange rate fluctuations contributed approximately $1.5 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits: Our consolidated compensation expense increased $2.6 million as a result of an increase in average headcount principally in the U.S., employee separation costs and the impact of foreign currency translation as a result of weakened U.S. Dollar.

U.S. compensation expense increased by $2.3 million, or 11% primarily reflecting employee separation costs and increased headcount.  Average U.S. headcount during Third Quarter 2004 was 465 compared to 441 in Third Quarter 2003.  The headcount increase is principally related to (i) Sarbanes-Oxley compliance, (ii) support for new products and (iii) our March 29, 2004 acquisition of Radical.

Total international compensation expense increased $0.3 million as the $0.5 million impact of exchange rate fluctuations more than offset savings from lower headcount levels.

Transaction processing: Consolidated transaction processing expenses increased by $1.9 million to $13.4 million in Third Quarter 2004.

U.S. transaction processing costs increased $0.5 million in Third Quarter 2004 primarily resulting from higher share volume (reflecting four additional trading days in Third Quarter 2004), partially offset by a reduction in the Hoenig division’s execution costs as a result of their integration into ITG Inc. as of January 1, 2004, as well as lower clearing and execution costs.

International transaction processing costs increased $1.4 million in Third Quarter 2004 primarily resulting from (i) an increase in business activity in Third Quarter 2004, (ii) change in the European business mix away from POSIT, (iii) a further change in the European business mix from United Kingdom equity executions to Continental Europe equity executions, where we generally incur higher transaction costs, and (iv) currency exchange rate fluctuation ($0.4 million).

Software royalties: Software royalties principally relate to POSIT royalties, which are contractually fixed as a percentage of POSIT revenues and reflect the decrease in POSIT revenues during Third Quarter 2004.

Occupancy and equipment: Consolidated occupancy and equipment costs decreased by 1% to $7.9 million in Third Quarter 2004 reflecting lower depreciation costs.  This was partially offset by a lease abandonment charge representing the loss we expect to incur for our remaining lease obligation for vacated office space in California, and currency exchange rate impact.

Telecommunications and data processing services: Consolidated telecommunications and data processing services costs increased $0.1 million, or 2% primarily reflecting currency exchange rate impact.

Other general and administrative: Consolidated general and administrative costs remained relatively flat at $8.1 million reflecting (i) cost savings of $0.6 million from our international operations, (ii) lower doubtful accounts expense in the U.S. , which were offset by (iii) a $0.7 million asset impairment charge related to our two NYSE exchange seats, which we deemed to have an other than temporary decline in value, and (iv) currency exchange rate fluctuation.

Income tax expense

The effective tax rate decreased to 39.1% in Third Quarter 2004 from 42.3% in Third Quarter 2003.  Our U.S. tax rate decreased from 38.6% in Third Quarter 2003 to 37.1% in Third Quarter 2004. The non-deductibility of losses from certain of our foreign operations resulted in an increase of our overall consolidated tax rate as compared with our U.S. tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations – Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 26, 2003

Highlights

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30, 2004	September 26, 2003
Revenues:
Commissions
POSIT	31.5	38.6
Electronic Trading Desk	32.9	35.1
Client Site Trading Products	29.4	23.4
Other	6.2	2.9
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.8	35.7
Transaction processing	15.2	13.5
Software royalties	4.3	5.1
Occupancy and equipment	9.3	9.6
Telecommunications and data processing services	5.5	5.5
Other general and administrative	9.3	9.7
Total expenses	80.4%	79.1%

Income before income tax expense	19.6	20.9

Income tax expense	8.0	9.0
Net income	11.6%	11.9%

Earnings Per Share:

Basic and diluted earnings per share for the First Nine Months 2004 increased $0.04, or 6%, to $0.66 from $0.62 for the nine months ended September 26, 2003 (“First Nine Months 2003”).

Our First Nine Months 2004 results included a $0.02 increase in earnings per share arising from the impact of the non-recurring items noted in Executive Overview.

Revenues:

Consolidated revenues decreased $2.6 million, or 1%, to $244.9 million in First Nine Months 2004.  Product revenues reflect 188 trading days compared with 186 trading days in First Nine Months 2003.

The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Nine Months Ended,
	September 30, 2004	September 26, 2003	Change	% Change

U.S. Operations	$189,890	$205,143	$(15,253)	(7)
International Operations	54,984	$42,332	12,652	30
Consolidated	$244,874	$247,475	$(2,601)	(1)

Revenues by segment – U.S. Operations

Revenues from U.S. Operations of $189.9 million declined 7% compared to First Nine Months 2003.

Key volume and revenue performance indicators for the last two years, as well as percent change information, for our U.S. Operations are as follows:

	Nine Months Ended
U.S. Operations	September 30, 2004	September 26, 2003	Change	% Change
Total trading volume (in billions of shares)	15.1	15.1	—	—
Trading volume per day (in millions of shares)	80.1	81.2	(1.1)	(1)
Product revenues per trading day ($million)	$0.99	$1.10	$(0.11)	(10)
Average revenue per share traded ($)	$0.0123	$0.0136	$(0.0013)	(10)
U.S. market trading days	188	186	2	1

There were 188 trading days in the U.S. markets in First Nine Months 2004 and 186 trading days in First Nine Months 2003.  Product Revenues per trading day in our U.S. Operations reflected a 1% volume (per trading day) decline and a 10% contraction in average revenue per share.

Revenues by segment - International Operations

Product revenues from International Operations increased $8.6 million, or 24% to $44.4 million, which included a $4.1 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets.  Excluding the foreign currency impact, we grew product revenues from International Operations $4.5 million or 12%.

Revenues by product - POSIT

Consolidated POSIT revenues decreased $18.4 million, or 19%, principally reflecting lower U.S. share volume, and a decline in the contract value of shares crossed in European POSIT, as well as a shift in revenue mix toward our other products.  In Europe, commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis.

	Nine Months Ended
POSIT	September 30, 2004	September 26, 2003	Change	% Change
U.S. POSIT system:
Shares crossed (in billions)	4.1	4.8	(0.7)	(15)
Average shares per day (in millions)	22.0	25.7	(3.7)	(14)
European POSIT system:
Contract value of shares crossed ($billions)	$13.1	$14.8	$(1.7)	(11)

Revenues by product – Electronic Trading Desk

Electronic Trading Desk revenues decreased $6.2 million, or 7% to $80.6 million.  Electronic Trading Desk revenues per trading day declined 8%, to $429,000 in First Nine Months 2004.  Our U.S. Electronic Trading Desk revenues decreased $13.3 million, or 20%, which was offset by the $7.0 million growth in our International Operations. Our European trading desk business grew by $6.6 million, while our Hong Kong and Australia trading desk businesses grew by $1.4 million each. Canadian direct access trading revenues of $4.4 million, previously included in the Electronic Trading Desk, are now being reported within Client Site Trading resulting in a $2.3 million decline in the Canadian trading desk business.

In marketing our program trading services, we package our Electronic Trading Desk services with POSIT.  Our clients receive blended pricing for executions as a way to provide a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0009, or 5%, to $0.0160 in First Nine Months 2004 reflecting competitive pricing in the program trading business.

Revenues by product – Client Site Trading Products

Client Site Trading Product revenues, which are only generated by our U.S. Operations and ITG Canada, increased $14.0 million, or 24%, due to higher U.S. share volume, as well as the inclusion of $4.4 million of Canadian direct access trading revenues in First Nine Months 2004.  Client Site Trading Product revenues for our U.S. Operations increased $9.6 million, or 17%.  Share volumes increased 20% while our rates per share decreased 2%.

Other Revenues

Consolidated other revenues increased $8.0 million to $15.1 million in First Nine Months 2004 from $6.5 million in First Nine Months 2003.  This increase is comprised of non-recurring gains from our sale of KTG in April 2004 ($2.4 million) and income of $2.1 million arising from our holding of common stock of a corporation following the corporation’s August 2004 initial public offering.  Additionally, other revenues included increases primarily from our U.S. analytical research and routing products as well as Canadian inter-listed arbitrage trading.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30, 2004	September 26, 2003	Change	% Change
Consolidated
Compensation and employee benefits	$90,162	$88,234	$1,928	2
Transaction processing	37,119	33,560	3,559	11
Software royalties	10,485	12,527	(2,042)	(16)
Occupancy and equipment	22,708	23,718	(1,010)	(4)
Telecommunications and data processing services	13,524	13,704	(180)	(1)
Other general and administrative	22,973	23,992	(1,019)	(4)
Income taxes	19,581	22,244	(2,663)	(12)

U.S. Operations
Compensation and employee benefits	67,683	66,426	1,257	2
Transaction processing	21,955	23,583	(1,628)	(7)
Software royalties	9,055	10,908	(1,853)	(17)
Occupancy and equipment	18,151	18,768	(617)	(3)
Telecommunications and data processing services	9,308	9,691	(383)	(4)
Other general and administrative	19,416	19,427	(11)	(—)
Income taxes	16,832	21,320	(4,488)	(21)

International Operations
Compensation and employee benefits	22,479	21,808	671	3
Transaction processing	15,164	9,977	5,187	52
Software royalties	1,430	1,619	(189)	(12)
Occupancy and equipment	4,557	4,950	(393)	(8)
Telecommunications and data processing services	4,216	4,013	203	5
Other general and administrative	3,557	4,565	(1,008)	(22)
Income taxes	2,749	924	1,825	198

In First Nine Months 2004, foreign currency exchange rate fluctuations contributed approximately $5.0 million to the overall increase in expenses, including tax expense for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits: Our consolidated compensation expense increased $1.9 million as a result of an increase in average headcount principally in the U.S., employee separation costs and impact of foreign currencies as a result of the weakened U.S. Dollar.

U.S. compensation expense increased by $1.3 million, or 2%, primarily due to employee separation costs and higher salary costs from increased headcount, partially offset by lower bonus levels based on company performance.  Average U.S. headcount during First Nine Months 2004 was 452 compared to 443 in First Nine Months 2003.  The headcount increase is primarily related to (i) Sarbanes-Oxley compliance, (ii) support for new products, and (iii) the Radical acquisition on March 29, 2004.

International compensation expense increased $0.7 million reflecting higher costs due to the $1.9 million impact of exchange rate fluctuations, which more than offset the savings from lower headcount levels.

Transaction processing: Consolidated transaction processing expenses increased by $3.6 million or 11% in First Nine Months 2004.

U.S. transaction processing costs decreased $1.6 million in First Nine Months 2004 resulting from a reduction in the Hoenig division’s clearing and execution costs as a result of its integration into ITG Inc. and lower clearing and execution costs primarily from rate decreases.

International transaction processing costs increased $5.2 million in First Nine Months 2004 primarily from (i) the increase in business activity in First Nine Months 2004, (ii) change in the European business mix away from POSIT, (iii) a further change in the European business mix from United Kingdom equity executions to Continental Europe equity executions, where we generally incur higher transaction costs, and (iv) exchange rate fluctuation ($1.3 million).

Software royalties: Software royalties principally relate to POSIT royalties, which are contractually fixed as a percentage of POSIT revenues and reflect the decrease in POSIT revenues during First Nine Months 2004.  In First Nine Months 2004, royalties were at a higher rate for ITG Europe than in First Nine Months 2003 (which rate is now consistent with that in the U.S.) and also includes payments to Radical Corporation, a provider of an equity front-end software-trading platform, for licensing their Radical system prior to our March 29, 2004 purchase of the remaining 75% of Radical that we did not already own.

Occupancy and equipment: Consolidated occupancy and equipment costs decreased $1.0 million or 4% reflecting lower depreciation costs (following lower capital expenditures during the preceding twelve month period) partially offset by a lease abandonment charge taken in Third Quarter 2004, which represents the loss we expect to incur on the remaining lease obligation for vacated office space in California, and currency exchange rate impact of $0.5 million.

Telecommunications and data processing services: Consolidated telecommunications and data processing services costs decreased $0.2 million, or 1% reflecting lower costs partially offset by exchange rate impact.

Other general and administrative: Consolidated general and administrative costs decreased $1.0 million or 4% reflecting (i) cost savings of $1.6 million in our international operations, (ii) lower doubtful accounts expense in the U.S., partially offset by (iii) a $0.7 million asset impairment charge related to our two NYSE exchange seats, which we deemed to have an other than temporary decline in value, and (iv) currency exchange rate fluctuation.

Income tax expense

The effective tax rate decreased to 40.9% in First Nine Months 2004 from 43.0% in First Nine Months 2003.  The U.S. tax rate increased from 37.8% in First Nine Months 2003 to 38.6% in First Nine Months 2004, which includes a $0.6 million reduction of a valuation allowance pertaining to capital loss carryforwards that will be utilized as a result of the sale of 50% of our interest in KTG to IRESS.  The non-deductibility of losses from certain of our foreign operations resulted in a increase of our overall consolidated tax rate as compared with our U.S. tax rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.  We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less.  Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants.  At September 30, 2004, cash and cash equivalents and securities owned, at fair value amounted to $273.0 million.  Our net receivables from brokers, dealers and other due within 30 days totaled $603.9 million, while payables to brokers, dealers and other totaled $577.5 million.  In addition, we held $12.4 million of total cash in restricted or segregated bank accounts at September 30, 2004.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk and are typically less than 90 days in duration.  As of September 30, 2004, we had investments in limited partnerships totaling $20.1 million, all of which were invested in marketable securities.  The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Cash flows used provided by operating activities were $20.3 million in First Nine Months 2004 as compared to $36.0 million provided by operations in First Nine Months 2003.  The decrease in operating cash flow was primarily attributable to changes in working capital as well as lower net income.  These working capital changes include the impact of a $40.3 million increase in investments in state and municipal government securities during 2004, which are classified on the consolidated statements of financial condition as securities owned, at fair value.

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

Net cash used in financing activities reflects purchases of our common stock as part of our share repurchase program.  As part of the program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During First Nine Months 2004, we purchased 3 million shares of our common stock at an average cost of $13.78 per share.  The total $41.3 million cost of the repurchase was funded with available cash resources.  On July 22, 2004, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our common stock.

Net cash used in financing activities also reflects $4 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations.  We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At September 30, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $67.8 million, $3.7 million and $3.9 million, respectively, of which $67.5 million, $3.6 million and $3.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2004 of approximately $10.6 million, $2.8 million, $7.9 million, and $22.1 million respectively.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, a shortfall in net regulatory capital would have a material adverse effect on us. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall.

As of September 30, 2004, ITG Inc. held a $4.8 million cash balance on behalf of its Hoenig division in a segregated deposit account with its clearing broker for the benefit of customers under certain directed brokerage arrangements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $137.8 million.  In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $137.8 million cap.  However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date.  Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements.  It is also our policy to review, as necessary, the credit worthiness of each customer.

As of September 30, 2004, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at our Hoenig division.  There has been no significant change to such arrangements and obligations since December 31, 2003.  For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the First Nine Months 2004, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, except for those indicated below.

Fair Value

Securities owned, at fair value, securities sold, not yet purchased, at fair value, and investments in limited partnerships in the consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with the related unrealized gains or losses recognized in our results of operations.  The fair value of these instruments is the amount at which these instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation.  Where available, we use the prices from independent sources such as listed market prices, or broker or dealer quotations.  For investments in illiquid and privately held securities that do not have readily determinable fair values, we use estimated fair values as determined by management.  At September 30, 2004, we held 168,529 shares of a public company, which held its initial public offering in August 2004.  Prior to its IPO, these shares were held with a fair value of zero as determined by management since a market price had not been observable or measurable.  Since the company shares are now publicly traded, a quoted market price is now available, however, we are prohibited from selling the shares for six months following the initial public offering.  Following the specialized accounting practices available for broker-dealers, such situations should be considered in arriving at the appropriate market value of a financial instrument that is not readily realizable.  Management has determined that a lower value (than the quoted market price) is appropriate for the shares in order to properly reflect their fair value until this sales restriction is eliminated in February 2005.  The increase in market value resulting from the public trading of the shares resulted in a pre-tax gain of $2.1 million in Third Quarter 2004, whereas, at the closing market price on September 30, 2004, the quoted value would have been $2.5 million.

As is the normal practice in our industry, the values we report for exchange seats, which are included within other assets in our financial statements, are valued at cost or a lesser amount if there is an other-than-temporary impairment in value.  During third quarter 2004, we wrote down the carrying value of two NYSE seats that were previously valued at $1.5 million each as a result of the market environment which has continued to lead to a reduction in NYSE seat prices.  As we believe this decline in value is other-than-temporary in nature, we have taken a $0.7 million write-down to reflect the fair value of these seats at $1.2 million each.  The fair value was determined by referencing actual NYSE seat sales occurring during 2004.  Our assessment of the nature and extent of impairment of the NYSE seats requires considerable judgment by management with respect to evaluating external factors.  If actual impairment is greater than the write-downs we estimated, we may be required to record additional expense.  The following table indicates our sensitivity to potential future impairment charges from further declines in market value of our NYSE exchange seats:

	Potential Future Impairment ($ in millions)
	10%	25%	50%
NYSE exchange seats	$0.2	$0.6	$1.2

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth our share repurchase activity during the First Nine Months 2004 including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
From: January 1, 2004
To: January 31, 2004	—	—	—	—

Month #2
From: February 1, 2004
To: February 29, 2004	1,000,000	$15.13	1,000,000	2,000,000

Month #3
From: March 1, 2004
To: March 26, 2004	—	—	—	—

Month #4
From: March 27, 2004
To: April 30, 2004	—	—	—	—

Month #5
From: May 1, 2004
To: May 31, 2004	1,044,600	12.75	1,044,600	955,400

Month #6
From: June 1, 2004
To: June 25, 2004	955,400	13.48	955,400	—

Month #7
From: June 26, 2004
To: July 31, 2004				2,000,000

Month #8
From: August 1, 2004
To: August 27, 2004				2,000,000

Month #9
From: August 28, 2004
To: September 30, 2004				2,000,000
Total	3,000,000	$13.78	3,000,000

During First Quarter 2004, our Board of Directors authorized the repurchase of 3.0 million shares of our common stock.  The authorization, which had no expiration date, was publicly announced as part of our annual report on Form 10-K filed on March 12, 2004.  As such, 1.0 million shares were purchased on the open market prior to the announcement of such share repurchase plan.  During Second Quarter 2004, all 2.0 million shares remaining under the plan were purchased.  On July 22, 2004, our Board of Directors authorized the repurchase of up to an additional 2.0 million shares of our common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter ended September 30, 2004.

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2004	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant