Form 10-K
period 2004-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2005-03-15
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                    to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K    Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)

Yes ☒ No ☐

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 25, 2004:	Number of shares outstanding of the Registrant’s Class of common stock at March 1, 2005:
$505,579,820	42,024,530

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2005 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

2004 FORM 10-K ANNUAL REPORT

Investment Technology Group, ITG, ITG ACE, ITG/Opt, ITG WebAccess, activePeg, AsiaPOSIT, POSIT, QuantEX, ResRisk, RouteNet, SmartServer, TCA, The Future of Trading, TriAct and VWAP SmartServer are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. AlterNet, Channel ITG, Full Service Direct Market Access, Hoenig, Horizon SmartServer, ITG Link, ITG PRIME, ITG/Risk, ITG Logic, Radical, ResRisk+, SPI SmartServer, Triton and Where Risk Control Meets Cost Control are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Issues and Uncertainties—in this Annual Report on Form 10-K, which you are encouraged to read.

ii

PART I

Item 1.                        Business

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. (“KTG”), a direct access provider in Canada, which as of April 8, 2004 became a 50% owned joint venture (see Note 4, “Subsidiary Equity Transactions” in the Notes to the Consolidated Financial Statements), (7) ITG Hoenig Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, and (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S.

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and quantitative research services to institutional investors, brokers, money managers and alternative investment funds in the U.S. while our International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong, as well as a software development and research facility in Israel. Financial information by segment is provided in Note 20, “Segment Reporting”, in Notes to the Consolidated Financial Statements.

We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading. With an emphasis on ongoing research, we offer the following products and services to our clients:

Execution Services:

•        POSIT: an electronic stock crossing system.

•        TriAct: a continuous intraday trading vehicle.

•        Electronic Trading Desk: an agency trading desk offering clients the ability to efficiently access multiple sources of liquidity.

•        SmartServers: algorithmic systems which implement automated server-based trading strategies.

Client-Site Trading Products:

•        Triton: a Windows-based decision-support, trade management and order routing system.

•        Radical: a Windows-based trading platform targeted for the active trading community.

•        Channel ITG: an integrated link to the trade blotters of popular trade order management systems.

•        QuantEX: a Unix-based decision support, trade management and order routing system.

•        ITG Platform: a Windows-based order routing and trade management system.

•        ITG WebAccess: a browser-based order routing tool.

Analytical Products and Research:

•        TCA: a tool for systematically estimating and measuring transaction costs.

•        ITG Logic: an interactive pre-trade suite of products, offered through an integrated platform:

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

•        ITG Fair Value Model: a research tool to assist mutual funds in making fair value calculations of fund net asset value (“NAV”).

Soft Dollar Programs:

•        Provision of independent third party research and ITG Analytical Products and Research products and services.

•        Directed brokerage and commission recapture arrangements.

We generate commission revenues on a “per transaction” basis for all orders executed. Orders are delivered to us from our “front-end” software products, Triton, QuantEX, ITG Platform, Radical, Channel ITG and ITG WebAccess, as well as other vendors’ front-ends and direct computer-to-computer links to customers. In the U.S., orders may be executed on or through (1) POSIT, (2) TriAct, (3) our SmartServers, (4) the NYSE, (5) the American Stock Exchange, (6) certain regional exchanges, (7) the Nasdaq National Market, (8) market makers, (9) electronic communication networks (“ECNs”), systems which trade equity securities and (10) third party alternative trading systems (“ATSs”). In our International Operations, we generate revenues on a “per transaction” basis on the volume of securities executed or on the contract value of securities traded through POSIT or our Electronic Trading Desk.

Our U.S. trading volumes by product category over the last five years are summarized in the graph below:

POSIT

POSIT was introduced in 1987 in the U.S. as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to also serve the active trading and broker-dealer communities. There are 522 clients currently using POSIT in the U.S., including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds. There are 186, 53 and 3 clients using versions of POSIT in Europe, Australia, and Hong Kong, respectively.

POSIT is an electronic stock crossing system through which clients enter buy and sell orders to trade single stocks and portfolios of equity securities among themselves in a confidential environment. Orders may be submitted to the system directly via Triton, QuantEX, Radical, Channel ITG, POSITalert, ITG Platform, ITG WebAccess or other computer-to-computer links, or indirectly through TriAct, SmartServers or the ITG Electronic Trading Desk personnel. We also work in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and other trade order management systems (“TOMS”).

U.S. POSIT currently accepts orders for a universe of approximately 30,000 different equity securities, but may be modified, as the need arises, to include additional equity securities. The POSIT algorithm optimizes the maximum possible number of buy and sell orders that match or “cross”. Clients may specify conditions on their orders that must be satisfied, such as the requirement that the net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. There are currently eleven scheduled intraday crosses every business day. POSIT prices trades at the midpoint of the best bid and offer for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. Immediately after each match, clients receive electronic reports showing match results for their orders. Clients then decide whether to keep unmatched orders in the system for future matches or to execute them by other means. POSIT AHC, the after hours cross, was introduced in 2003. This match runs after the close of the intraday trading session. In the POSIT after hours cross, all trades are priced at the day’s closing price.

POSIT provides the following significant benefits to clients:

•        Confidential matching of buy and sell orders eliminates market impact. In contrast, participants in traditional or other open markets are constantly subject to the risk that disclosure of an order will unfavorably affect price conditions.

•        The average execution size in POSIT is significantly larger than the average execution size on ECNs and registered exchanges.

•        Users gain access to the substantial pool of liquidity represented by aggregate POSIT orders in each match.

•        Midpoint pricing allows users to save half the bid/offer spread.

•        Clients pay a low commission on completed transactions relative to the industry average. POSIT generates revenue from commissions charged on each share crossed through the system.

POSIT gives users the option of customizing their trading objectives and specifying additional constraints, while preserving the functionality of the existing POSIT system. This capability is referred to collectively as a “POSIT strategy.” This capability allows orders that might otherwise be ineligible for POSIT to participate in the match. POSIT strategies include ResRisk, which allows users to control the risk of the unexecuted “residual” portfolio, and Pairs, which makes execution of one trade contingent on the execution of another, at or better than a given relative valuation. Clients engaging in portfolio funding, liquidation, restructuring and rebalancing transactions often utilize ResRisk. Risk arbitrage, statistical arbitrage and portfolio substitution trades are examples of transactions that can be implemented using the Pairs strategy. We also implement custom applications upon request.

Clients can also access POSIT through our brokerage subsidiary, AlterNet. AlterNet enables clients to execute trades in POSIT on a net basis, i.e. with the commission payable to us for the POSIT trade included in the price at which the client executes their POSIT trade. This feature is particularly attractive to our broker-dealer customers and AlterNet was created in response to broker-dealers’ desires to have net pricing in POSIT.

Clients may also access POSIT using POSITalert, introduced in 2004. POSITalert is a simple to use application that reminds traders of every upcoming POSIT match and allows for rapid entry of orders into the match. POSITalert is an easy to install application that sends orders to POSIT securely over the internet. It is primarily targeted at clients who do not have an ITG front end or a front end capable of sending orders to ITG and have traditionally used the phone to place orders in POSIT.

TriAct

TriAct is a continuous, intraday crossing system offering full anonymity, continuous execution opportunities, no market impact, and access to our POSIT system. TriAct provides price improvement on every transaction and opportunities for size improvement. Participants in TriAct submit orders that may be executed in one of three ways: (a) against the ongoing flow of market bound orders submitted by other ITG clients and our Electronic Trading Desk, (b) against orders from other TriAct participants (liquidity suppliers) and (c) for TriAct orders marked as eligible to participate in POSIT, in one of POSIT’s eleven intraday crosses. Both listed and OTC securities can be traded in TriAct.

An execution in TriAct is priced between the bid/offer spread. When a liquidity supplier interacts with a market-bound order, the supplier receives 75 percent of the spread, when executing against other suppliers, or in POSIT, the supplier receives 50 percent of the spread. TriAct allows traders to control how their orders are traded by offering order expiration time, control of the rate at which orders are traded (during 1, 5, or 15 minute intervals), price protection, and portfolio buy/sell and minimum share constraints. In addition, TriAct enforces the tick/bid test rules for short sales of securities. TriAct is accessible from Triton, Radical, ITG Platform and QuantEX as well as third party TOMS and ITG’s Electronic Trading Desk.

Electronic Trading Desk

The Electronic Trading Desk is a full-service, agency execution group that specializes in lowering transaction costs for our clients through the utilization of our proprietary trading products, including extensive use of POSIT, TriAct and our SmartServers.

Clients use Triton, Radical, QuantEX, ITG Platform and ITG WebAccess to deliver orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically back to the client. For clients that do not send orders to ITG execution destinations through our Client Site Trading Products, our account executives receive orders by telephone, fax, e-mail or other electronic means. Clients give our active traders single stock orders or program trades to work throughout the day as well as residual trades from unfilled orders in POSIT.

For order completion outside of POSIT, the Electronic Trading Desk utilizes numerous sources of liquidity to complete trades. The Electronic Trading Desk will use Triton and QuantEX to route orders to multiple market destinations, including primary exchanges, regional exchanges, over-the-counter market makers, ECNs and ATSs, or actively seek the contra side of client orders by soliciting interest among other clients.

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

SmartServers

SmartServers are automated trading destinations that accept orders from client workstations and execute them using computerized trading algorithms. All SmartServers are physically located at ITG, and are accessed electronically by clients via the ITG Platform, Radical, Triton or QuantEX, via direct connections or our Electronic Trading Desk. Each SmartServer is an automated trading agent pre-programmed with a particular trading style. By using these agents, traders can focus their attention on a subset of their orders, letting the SmartServer trade the rest of the orders on the list.

Currently, we provide four strategy-based servers: Horizon SmartServer, activePeg SmartServer, SPI SmartServer and the ITG Smart Order Router. The Horizon SmartServer executes orders in a manner designed to closely track a security’s volume-weighted average price, or VWAP, throughout the trading day. The Horizon SmartServer analyzes liquidity and market conditions continuously throughout the day and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

ITG’s activePeg SmartServer is aimed at traders who are benchmarked to a decision-price (pre-trade) benchmark or who would like to execute as quickly as possible while still minimizing the market impact of their trades. Traders can specify an expiration time to explicitly define the time horizon for a wave of orders, or they can let the strategy choose an appropriate time horizon for each order individually. The trading algorithm uses a blended passive/aggressive style to work orders automatically over the time horizon, supplying liquidity passively with the objective of attracting executions at favorable prices but also issuing carefully timed aggressive orders to keep the trade on schedule. Care is taken by all components of the algorithm to blend in with other orders in the market and minimize the leakage of information to other parties in the marketplace.

The SPI SmartServer is designed to improve trading performance of small- and medium-size orders that are traditionally executed as market orders. The SPI SmartServer analyzes momentum, volatility, and other indicators to decide how and when to trade an order to improve upon the results expected from a market order. Clients may choose a time horizon for each order, anywhere from 5 to 30 minutes, whereby the SPI SmartServer monitors the market and determines the timing, pricing, and size of outgoing orders using real-time market data. The SPI SmartServer is currently being merged into the ActivePeg server to handle short-duration orders and will no longer be sold as a stand-alone product.

The Smart Order Router provides convenient access to the listed and OTC markets by aggregating access through a single connection. Users send market and limit orders to the Smart Order Router and the system routes the orders to the exchange or ECN with the best price. All quantities at the best available price across all trading venues are exhausted before moving to the next level. A proprietary algorithm is used to find all visible, hidden, reserve and discretionary liquidity. All major ECN features are supported by the router by passing the orders through to an ECN that supports the feature.

ITG also provides trading strategies for use by our clients using the Triton execution product. In addition to the strategies described above, ITG provides automated strategies for volume participation, decision price based on the ITG ACE trading cost estimation model and time-weighted average price.

Since the algorithms are delivered using Triton, they can be highly interactive, allowing very detailed control over execution.

Triton

Triton, released in 2003, is our list-oriented order management and execution system, bringing a complete set of integrated execution and analytical tools to the user’s desktop. Triton was designed to supercede QuantEX and was built using a Windows-based architecture for ease-of-use, easy customization and tight integration with the user’s desktop environment.

Triton provides clients with the functionality to manage every step of the trading process. From the Triton desktop, users can perform trade management functions, make order execution decisions, monitor trading results, access real-time and historical market data, and utilize trading analytics. Orders may be routed to many destinations including POSIT, TriAct, ITG’s agency trading desk, ITG SmartServers, exchanges, ECNs, and certain third party brokers through our RouteNet order routing service. Triton’s blotter supports sophisticated portfolio aggregation and allocation. Triton also provides integrated access to ITG’s proprietary pre- and post-trade products. Finally, Triton is a multi-user system, allowing work groups to share access to portfolios and track trading results.

Triton has numerous facilities for customization and integration into the clients’ trading environment. FIX is used to integrate with most order management systems and proprietary customer environments. Triton provides rich programming interfaces based on the Microsoft .NET development environment for building product customizations, including trading shortcuts, analytics, algorithmic trading strategies and reports.

Triton runs as a stateless thin-client, typically on the client’s primary desktop PC. The balance of the Triton product runs on servers in ITG data centers. Clients may connect to ITG over the Internet or using a private network.

Revenues are generated through commissions and transaction fees charged for each trade electronically routed through Triton and executed on one of the many destinations available from the application. We do not derive royalties from the sale or licensing of the Triton software. As of December 31, 2004, there were 135 installations of Triton at 70 client sites in the U.S.

Radical

Radical, ITG’s desktop application for institutional and hedge fund traders, provides clients connectivity to a variety of liquidity pools and execution venues. Orders may be routed to many destinations including POSIT, TriAct, ITG’s agency trading desk, ITG SmartServers, exchanges, ECNs, and certain third party brokers through our RouteNet order routing service. We continually monitor the evolution of electronic markets and, as appropriate, create links to new liquidity sources and seek to support emerging order types. Radical provides a fast and easy way to enter single orders or list orders for execution. Radical also provides a fully customizable user interface. Radical provides real-time market data from exchanges as well as ECN book data and has full multi-trader capabilities allowing work groups to share access to working orders and track trading results. Radical is Windows based and has a thin-client architecture. Network connectivity is established through the Internet or through a dedicated communication line

As of December 31, 2004, there were 188 installations of Radical at 122 client sites in the U.S.

Channel ITG

Channel ITG, introduced in 2004, provides an integrated link to the trade blotter of popular TOMS. It is a powerful, easy to use tool that sweeps orders from the TOMS blotter, and allows them to be sent to

POSIT, TriAct, ITG SmartServers and the ITG Trading Desk. Channel ITG allows the user to set sweep criteria and control exactly which orders they would like swept. The user may then review and adjust any orders prior to sending them to an ITG destination. As trades are executed, the positions in the user’s trade blotter are updated in real time. Channel ITG also issues reminders of upcoming POSIT matches. Channel ITG is presently integrated with the MacGregor XIP and EZE Castle TOMS, and integration with other major providers is currently in progress.

QuantEX

QuantEX is our Unix-based, list-oriented order management and execution system. We are actively converting QuantEX clients to Triton and plan to retire QuantEX shortly. QuantEX provides clients with functionality to manage every step of the trading process. From the QuantEX desktop, users can access integrated real-time and historical market data and analytics to perform trade management functions, make order execution decisions and monitor trading results. Orders may be routed to many destinations including POSIT, TriAct, ITG’s agency trading desk, ITG SmartServers, exchanges, ECN’s, and certain third party brokers through our RouteNet order routing service. QuantEX provides integrated access to ITG’s pre- and post-trade products. QuantEX also provides a rules-based programming environment for developing analytics and automated trading strategies.

As of December 31, 2004, there were 47 installations of QuantEX at 18 client sites in the U.S.

ITG Platform

ITG Platform provides clients with seamless connectivity from their desktop to a variety of execution destinations including POSIT, TriAct, ITG’s agency trading desk, ITG SmartServers, exchanges, ECN’s, and certain third party brokers through our RouteNet order routing service. Orders may be corrected or cancelled electronically, and all reports are delivered electronically back to the ITG Platform. We are actively converting ITG Platform users to our Radical and, in some cases, Triton systems. ITG Platform also supports special trading interfaces as needed by POSIT strategies and SmartServers. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics. ITG Platform also provides clients enhanced list trading capabilities, access to special ECN order types and, in some cases, access to real time NASDAQ Level II data. ITG Platform has the ability to communicate with ITG via the Internet or through private networks.

As of December 31, 2004, there were 231 installations of ITG Platform at 66 client sites in the U.S.

ITG WebAccess

ITG WebAccess allows users to take advantage of our advanced trading services from anywhere through the Internet. ITG WebAccess is a browser-based order routing tool for sending orders to POSIT and the Electronic Trading Desk.

Analytical Products and Research

ITG’s Analytical Products and Research group (“APR”) has developed an integrated suite of tools that address every stage of the investment process, from portfolio construction to pre-trade analysis, on to trade execution and post-trade cost and performance reporting. These products are available for direct client use, enabling clients to measure, analyze, and control the cost of trading. The guiding principle of research and product development in this area is to increase investment returns by lowering transaction costs, managing risk, and optimizing portfolio decisions. As part of its activities, APR also publishes and distributes studies on topics of interest to our clients. In the same way users of fundamental research compensate the brokerage firms that provide such research (i.e., directing commissions to such brokerage firms), our clients reward us for these value-added research services.

In addition to its role in our overall research and development effort, APR provides both sales and consulting services to our clients and prospective clients. Taken together, these activities are key components of our overall relationship development and maintenance activities. Consulting encompasses a set of value-added services for the benefit of our clients. These services break down into four main categories: product support, development of customized pre-trade and post-trade reporting vehicles, customization of analytical software, and provision of quantitative research. In its sales capacity, APR introduces clients and prospective clients to the full range of products and services offered by our company, and provides information about features, pricing and functional specifications. The sales process includes establishment of an in-depth understanding of client practices and requirements, followed by design and presentation of integrated solutions based on our products, described below.

TCA (Post-trade Transaction Cost Analysis Service)

Transaction cost measurement is critical to controlling trading costs and has become a focus of the U.S. and international trading community. TCA, ITG’s web-based transaction cost analysis service, identifies, measures and analyzes trading costs, and delivers prompt daily results. Integrated with our Triton front end, TCA reports are available anytime during the trading day. Clients can generate a large variety of standard reports built into the browser-based application and customized reports can be produced based on specific client requests. The TCA service also supports our own trading desk, with respect to periodic reporting on ITG trading activity, by execution product and by client. The product offerings spanning the service include the core TCA web-based transaction cost tool (“TCA”), the ITG Peer Group Database, a custom reporting facility, and consulting services.

The core TCA post-trade reporting facility allows users to compare actual executed prices to user-selected benchmark prices, in order to help assess trade execution quality. Over 30 benchmarks are available as part of the core product, including the volume-weighted average price, closing price, pre-trade midquote and last trade. Customized benchmarks can be produced based on client requests.

The ITG Peer Group Database provides buyside institutions and their clients with a measure of a firm’s relative trading costs. Rather than comparing costs to a fixed benchmark, the system analyzes a firm’s trading costs relative to the trading costs of its peers, trading similar stocks under similar circumstances. Performance rankings also can be calculated for a firm’s traders, portfolio managers, and brokers. While TCA provides clients with tactical and strategic measures of trading cost measurement, the ITG Peer Group Database provides a context for judging a firm’s performance.

The custom reporting tools and consulting services go hand-in-hand, providing tailored reporting and analysis. Consulting in this area often results in specialized reports, designed in cooperation with the client, and aimed towards specific business process requirements. More general reporting on an ad hoc basis, with respect to industry trends compared to client performance, also is produced, with the aid of a proprietary consulting database, which permits aggregation of trading results and comparison with other investment data and trend analysis.

ITG Logic (Pre-trade Toolkit)

ITG Logic is an interactive pre-trade suite of products, offered through an integrated platform, of use to portfolio managers, traders, and transition managers. This toolkit is designed to assist such market participants with the control of transaction costs, the management of risk, and optimization of the balance between those key concepts and urgency with respect to the capture of market returns. The platform itself permits consolidated reporting and options with respect to delivery mechanisms to the client. In addition to web-based browser delivery, the system includes web-services functionality, allowing swift integration with proprietary client and third-party order management systems. Data input and reporting are facilitated through web browsers, real-time dynamic Excel spreadsheet applications, and integration into order management systems. The Logic toolkit is offered both as a standalone set of applications and through our Triton client-site front end. The current set of applications includes ITG ACE, our suite of risk models, and ResRisk+, a list optimization and reporting tool, all described below.

ITG ACE, our pre-trade agency cost analysis tool, is a mathematical model providing transaction cost forecasts for single stock executions or portfolio trades. Among other features, ITG ACE can compute optimal trading strategies that balance price impact and opportunity costs, and is used in this capacity as part of our algorithmic trading strategy offerings, in addition to similar functionality offered through Logic.

ITG ACE is used by investment professionals as a tool for cost analysis at a variety of decision points. Portfolio managers can factor expected transaction costs into portfolio rebalancing decisions, traders can assess trade execution costs before placing orders into the market, and managers can benchmark trading performance, handicapping trades for execution difficulty, post-trade. Given its versatility, the ACE model also is incorporated into TCA, ITG/Opt, ResRisk+, and our Triton client-site front end.

ITG Risk Models are equity risk models that assist portfolio managers, researchers and traders in measuring, analyzing and managing risk in a variety of market environments and applications. ITG Risk Models can be used to estimate tracking error relative to benchmark portfolios, forecast total volatility of long/short portfolios, construct market/sector/industry-neutral trade lists, measure exposure, and decompose risk. The models also are employed to create optimal portfolios in conjunction with an equity portfolio selection system, such as ITG/Opt.

U.S. Equity Risk Models are delivered for daily, weekly, and monthly horizons. Country-specific and Global Risk Models are available as part of the overall suite. Risk models also are offered to clients in file format, outside the Logic platform, for direct integration with client portfolio management and testing systems.

ResRisk+ is a multifaceted optimizer and reporting tool, enabling portfolio managers and traders to assess and control portfolio risk characteristics through any series of executions. ResRisk+ is not an automated trading tool, rather a “power assist” that provides users with intelligently constructed trading scenarios, while preserving full control over executions.

A capability unique to ITG, ResRisk+ allows users to target the portfolio and stock-specific risks of greatest concern, adjusting controls as a portfolio’s composition shifts. It is used to quantify risk levels before and after execution, construct waves of trades to minimize selected costs and risks, and move portfolios progressively closer to their benchmarks and targeted risk characteristics, including liquidity, tracking error, sector balance, and cash imbalance. As such, it is a tool for controlling risk through manager transitions, rebalancings, multiple POSIT matches, or any other transactions requiring meticulous control of portfolio characteristics. ResRisk+ also is offered to clients as a standalone application, when client workflow requirements are best met in that fashion.

ITG/Opt

ITG/Opt is a computer-based equity portfolio selection system, employing advanced optimization techniques to help investors construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to “long/short” and taxable investors, as well as any investor seeking to control transaction costs.

ITG/Opt is usually delivered as a “turnkey” system that includes software and, in some cases, hardware and data. Included in the service is telephone and on-site support to assist in training and integration of the system with the user’s other investment systems and databases, with the goal of tightly coupling ITG/Opt to the client’s workflow. In addition to its core portfolio construction capabilities,

ITG/Opt has powerful back testing and batch scheduling features that permit efficient researching of new or refined investment strategies. The system, which is targeted at highly sophisticated investment applications, is offered primarily to our largest clients.

ITG Fair Value Model

Under the Investment Company Act of 1940, mutual funds and their directors/trustees are required to make a good faith determination of the fair value of a fund’s portfolio securities when market quotations are not readily available. The ITG Fair Value Model facilitates such fair value computations.

In most instances, an open-end mutual fund’s NAV is calculated based on the closing price for each security underlying the fund’s portfolio. For mutual funds with foreign or thinly traded assets, however, this practice may raise concerns regarding the “fair value” of a fund’s securities where the underlying securities’ local markets close prior to the close of the U.S. markets and therefore do not account for market events in the U.S. or other subsequent events.

The ITG Fair Value Model is an independent service, which provides fair value adjustment factors to assist in determining whether to adjust securities’ closing prices when market quotations are not readily available. In historical tests of international funds, the ITG Fair Value Model has significantly reduced the opportunity for mutual fund market timing. Covering all major global equity markets, the model supplies a monitoring report for each country, with information on universe coverage and the model’s historic performance. The information is updated daily and made available shortly after the U.S. market close for downloading to the client site.

Soft Dollar Programs

We actively market and distribute independent third-party and our own analytical and research products and services to professional investment managers with the expectation that these managers will generate specified amounts of commission revenues. These types of arrangements are referred to as soft dollar arrangements and are pursued by ITG Europe, ITG Hong Kong and, in the U.S., primarily by the Hoenig division of ITG Inc.

An important aspect of our soft dollar programs involves identifying independent sources of investment research and information that adds value to our customers’ investment decision-making process. We seek research services from private research groups, independent analysts, information services organizations and other entities in the U.S. and overseas and collaborate with these providers to obtain products and services that assist our investment management customers in carrying out their investment management responsibilities.

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

In addition, we engage in directed brokerage arrangements with certain institutional investors, particularly hedge funds, private investment funds and investment partnerships, corporations and pension plans. A directed brokerage arrangement is a contractual arrangement between a brokerage firm and its customer whereby the broker pays certain expenses of the customer, such as custodian fees, or refunds to the customer a portion of commissions paid in consideration of the customer directing commission business to the broker. These types of arrangements are commonly known as directed brokerage because the customer instructs its money managers to direct trades for the customer’s account to the broker with whom the customer has a directed brokerage arrangement. In the case of pension plans, directed brokerage arrangements often involve the payment of commission refunds to the pension plan and are often referred to as “commission recapture” programs.

ITG Europe

ITG Europe was founded in 1998 as an institutional broker and provides institutional investors in European equities with most of the products and services provided by ITG Inc. in U.S. equities, including POSIT, Electronic Trading Desk and research products such as TCA and ACE. Eight daily European POSIT matches are currently run dealing in equities from the UK, France, Germany, Switzerland, the Netherlands, Spain, Italy, Belgium, Sweden, Finland and Ireland. A flexible range of electronic connectivity options is provided including through ITG Platform, FIX protocol and other tailored solutions. POSIT’s position as the pre-eminent equities crossing platform in Europe was strengthened on February 28,2005 with the acquisition of the rival crossing business, E-Crossnet Limited. Alongside POSIT, ITG Europe’s other products and services have experienced significant growth in recent years, contributing approximately half of ITG Europe’s product revenues during 2004, when ITG Europe provided services to 234 clients.

ITG Australia

In 1997, we launched ITG Australia Limited, an institutional brokerage firm that applies our cost-saving execution and transaction research technologies to Australian equity trading. ITG Australia provides Institutional investors from Australia, Asia, North America and Europe dealing in Australia many of the products and services provided to our U.S. customer base, including POSIT and certain other research and dealing products such as TCA, automated trading strategies and performance attribution. ITG Australia has achieved a high degree of penetration into the institutional investor base in Australia.

ITG Canada

In April 2000, we formed our Canadian subsidiary, ITG Canada Corp., which functions as an institutional broker-dealer in Canada focusing on Canadian equities. ITG Canada provides institutions access to many of the ITG products provided to our U.S. customer base.

In September 2001, we acquired the KastenNet business of Kasten Chase Applied Research Limited for $4.7 million. KastenNet is a direct access provider that employs proprietary technology to connect its Canadian broker-dealer clients to the Toronto Stock Exchange (“TSX”) and U.S. markets. We acquired the assets of KastenNet via KTG, a wholly-owned subsidiary of ITG.

On April 8, 2004, ITG Canada entered into a joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia. As part of the joint venture agreement, we sold 50% of our interest in KTG, to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$2.4 million on a pretax basis and $1.5 million on an after-tax basis. Our remaining 50% interest was contributed to the new joint venture, which will continue to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology. Our 50% interest in the new joint venture is accounted for under the equity method of accounting.

ITG Hong Kong

In June 2001, we formed ITG Hong Kong Ltd. ITG Hong Kong is an institutional broker-dealer focusing on applying ITG’s cost saving trading technologies in the Asian markets. POSIT was launched in Hong Kong in June 2002 for the matching of Hong Kong equities. In addition to POSIT, ITG Hong Kong provides a range of research and dealing products such as automated trading strategies and TCA. ITG Hong Kong has continued to increase its client penetration in the Asian markets, with clients from Asia, Australia, North America and Europe.

On September 3, 2002, as a result of the acquisition of Hoenig Group Inc., by ITG, the Hong Kong operations were substantially boosted by the addition of Hoenig (Far East) Limited, a Hong Kong based, wholly-owned broker-dealer subsidiary. Hoenig (Far East) provided trade execution, independent research and other services in Asian markets to alternative investment funds and money managers.

During December 2003, ITG Hong Kong Ltd. changed its name to ITG Hoenig Limited in preparation for the merger of ITG Hong Kong and Hoenig (Far East), which occurred in February 2004.

Hoenig

On September 3, 2002, we acquired Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

Under the terms of the transaction, Hoenig Group Inc. stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. Such escrow requirement relates to the pursuit, by the Contingent Payment Rights Committee (“CPRC”) established at the time of acquisition on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with the $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.

In December 2004, the CPRC completed its pursuit of these claims on behalf of the former Hoenig shareholders and distributed an additional $3.8 million or approximately $0.374 cents per share in cash to such shareholders. We anticipate that in January 2006, determinations will be available with respect to tax liabilities associated with the amounts recovered by the CPRC. In the event that such tax liabilities are less than the amounts remaining in the escrow, such remaining amounts will be distributed to the former Hoenig Group, Inc. shareholders. While the amount of any such payment remains to be determined, we expect that it will not exceed $.05 per share (or approximately $600,000). In the event a second payment is made, it will represent the full and final distribution from the escrow.

In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the fair value of Hoenig’s net assets as of September 3, 2002. Approximately $0.5 million was allocated to the “Hoenig” trade name, which is being amortized over three years. The excess of the purchase price over the estimated fair value of the net assets acquired was $56.0 million and has been allocated to goodwill. The results of operations of Hoenig have been included in our results of operations since September 3, 2002.

License and Relationship with Barra

In 1987, Jefferies & Company, Inc. and BARRA Inc. (“Barra”) formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies & Company, Inc. assigned all of its rights relating to the joint venture and the license agreement, discussed below, to us.

Prior to the closing of the POSIT Transaction (defined below), the technology used to operate POSIT in the U.S. was licensed to us pursuant to a perpetual license agreement between ITG Inc. and the POSIT Joint Venture. The license agreement granted ITG Inc. the exclusive right to use certain proprietary software necessary to the continued operation of POSIT in the U.S. and a non-exclusive license to use proprietary software that operates in conjunction with POSIT.

In June 2004 Barra was acquired by Morgan Stanley Capital International Inc. (“MSCI”) and on December 15, 2004 we entered into an agreement with MSCI to acquire MSCI and Barra’s ownership interest in the POSIT Joint Venture (the “POSIT Transaction”) for $90 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). The POSIT Transaction closed on February 1, 2005, at which time we became the owner of all right, title, interest, including all intellectual property rights of the POSIT Joint Venture.

Prior to the closing of the POSIT Transaction, pursuant to license agreements with the POSIT Joint Venture, ITG Inc., ITG Australia, ITG Europe and ITG Hong Kong paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. For the years ended December 31, 2004, 2003, and 2002, we paid aggregate royalties to the POSIT Joint Venture of $13.7 million, $16.7 million, and $19.6 million, respectively, under the license agreements.

Regulation

Certain of our U.S. and non-U.S. subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations (“SROs”), principally the National Association of Securities Dealers, Inc. (“NASD”) and national securities exchanges. In addition to federal oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non-US subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker-dealers subsidiaries in accordance with the rules they have adopted and amended from time to time.

ITG’s principal regulated subsidiaries are discussed below.

•       ITG Inc. is a U.S. broker-dealer registered with the SEC, NASD, National Futures Association, Pacific Stock Exchange (“PCX”), Ontario Securities Commission (“OSC”), all 50 states, Puerto Rico and the District of Columbia. ITG Inc.’s principal self-regulator is the NASD.

•       AlterNet is a U.S. broker-dealer registered with the SEC, NASD and 12 states. AlterNet’s principal self-regulator is the NASD.

•       ITG Execution Services is a U.S. broker-dealer registered with the SEC, NASD, NYSE, PCX, Boston Stock Exchange (“BSE”), Chicago Stock Exchange (“CHX”), Philadelphia Stock Exchange (“PHLX”) and New York State. ITG Execution Services’ principal self-regulator is the NYSE.

•       ITG Canada is a Canadian broker-dealer registered with the Investment Dealers’ Association (“IDA”), OSC and 6 other Provincial securities authorities (Alberta Securities Commission, British

Columbia Securities Commission, Autoritè des marches Financiers, Manitoba Securities Commission, New Brunswick Securities Commission, Saskatchewan Financial Services Commission). ITG Canada is a member of the TSX and TSX Venture Exchange.

•       ITG Australia, an Australian broker-dealer, is a participating organization of the Australian Stock Exchange Limited (“ASX”) and a holder of an Australian Financial Services License issued by the Australian Securities and Investment Commission. ITG Australia’s principal regulator is the ASX.

•       ITG Europe refers to Investment Technology Group Limited (“ITGL”) and/or its wholly owned subsidiary Investment Technology Group Europe Limited (“ITGEL”). ITGL and ITGEL are authorized by the Irish Financial Services Regulatory Authority (“IFSRA”) under Section 10 of the Investment Intermediaries Act, 1995. ITGL’s POSIT business is also regulated by IFSRA under the Committee of European Securities Regulators’ Standards for Alternative Trading Systems. ITGEL London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom. ITGL is a member of the London Stock Exchange (“LSE”), Deutsche Boerse and Euronext.

•       ITG Hong Kong refers to ITG Hoenig Ltd. (“ITGHK”) and/or its affiliate ITG Securities (Asia) Limited (“ITG Asia”). ITGHK is a participating organization of the Hong Kong Stock Exchange and a holder of a dealer’s license issued by the Securities and Futures Commission of Hong Kong (“SFC”), with the SFC acting as its principal regulator.

Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure of securities firms, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

ITG Inc., AlterNet and ITG Execution Services are required by law to belong to the Securities Investor Protection Corporation. In the event of a U.S. broker-dealer’s insolvency, the Securities Investor Protection Corporation fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada is required by Canadian law to belong to the Canadian Investors Protection Fund (“CIPF”). In the event of a Canadian broker-dealer’s insolvency, CIPF provides protection for client accounts up to 1,000,000 Canadian dollars per customer.

Regulation ATS

From the formation of the POSIT joint venture until the adoption of Regulation ATS, POSIT operated under a “no-action” letter from the SEC staff that it would not recommend that the SEC commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT and TriAct as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct are registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT or TriAct. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon automated trade execution systems. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems.

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

At December 31, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $102.7 million, $3.8 million and $1.0 million, respectively, of which $102.4 million, $3.7 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2004 of approximately $10.2 million, $4.2 million, $27.8 million and $7.7 million, respectively.

As of December 31, 2004, ITG Inc. held a $2.9 million cash balance on behalf of its Hoenig division in a segregated deposit account at its clearing broker, Jefferies and Company, Inc., for the benefit of customers under certain directed brokerage arrangements.

As a result of the February 1, 2005 POSIT Transaction, discussed in “License and Relationship with Barra”, ITG Inc.’s excess net capital on February 1, 2005 approximated $25.2 million.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements for our subsidiaries, a shortfall in net regulatory capital would have a material adverse effect on our business and our results of operations.

Competition

The automated trade execution and analysis services that we offer compete with services offered by leading brokerage firms and transaction processing firms, and with providers of electronic trading, trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs, as well as other share matching systems for trade execution services. In addition, the number of trading products that compete with our Client Site Trading Products has been increasing. Many of our competitors have substantially greater financial, research and development and other resources. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that POSIT, TriAct, Triton, Radical, QuantEX, ITG Platform, SmartServers, the Electronic Trading Desk and our Analytical Products and Research services have established certain competitive advantages, our ability to maintain these advantages will require continued identification of enhancements to our products, investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages. In addition, we cannot predict the effect that changes in regulations applicable to our business may have on the competitive environment.

Research and Product Development

We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our consolidated statements of income, we expensed research and development costs amounting to $23.3 million, $24.1 million, and $23.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

In the past several years, there has been a proliferation of so-called “business method patents” applicable to the computer and financial services industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until issuance of a patent. In light of these factors, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. We believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a state-of-the-art technological system. There can be no assurance that we will be able to protect our technology from disclosure or that others will not develop technologies that are similar or superior to our technology. It is likely that from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a joint venture partner, customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on us. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us.

Employees

As of December 31, 2004, we employed 653 personnel globally. Our U.S. Operations employed 484 personnel and our International Operations employed 169 personnel at that date.

Availability of Public Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://www.itginc.com/investor. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY, 10017, attn: Investor Relations.

Item 2.                        Properties

U.S. Operations

Our principal offices are located at 380 Madison Avenue in New York, New York. We currently lease the entire 4th floor and a portion of the 5th and 7th floors or approximately 83,000 square feet of office space. The fifteen-year lease terms for the 4th and 5th floors and the thirteen-year lease term for the 7th floor expire in January 2013.

We maintain a research, development, sales and technical support services facility in Culver City, California where we occupy approximately 78,000 square feet of office space. 23,500 square feet of usage office located space at 600 Corporate Pointe Drive is pursuant to a lease agreement that expires in December 2005. An additional 54,300 square feet of office space is located at 400 Corporate Pointe Drive pursuant to a lease agreement that expires in December 2016.

Additionally, we have a backup and regional office in Boston, Massachusetts where we occupy approximately 21,000 square feet of office space with a lease expiring in April 2010.

The Hoenig division maintains an office in Rye Brook, New York where we occupy approximately 28,000 square feet of office space. The lease agreement expires in December 2010.

International Operations

ITG Canada has offices in Toronto, Canada where we occupy approximately 7,800 square feet of office space pursuant to two leases expiring in December 2007 and August 2008, respectively.

ITG Europe has offices in Dublin, Ireland and London, England where we occupy approximately 4,000 and 7,000 square feet of office space, respectively. We lease the Dublin space pursuant to a twenty-year lease agreement that expires in August 2018 and we lease the London space pursuant to a nine-year lease agreement that expires in September 2013.

ITG Australia has trading facilities in Melbourne and Sydney, Australia where we occupy approximately 4,600 and 2,700 square feet of office space, respectively. We lease the Melbourne space pursuant to a two-year lease agreement that expires in June 2006 and we lease the Sydney space pursuant to a five-year lease agreement that expires in February 2006.

Our Hong Kong operations occupy approximately 4,200 square feet of office space. The lease agreement expires in June 2007.

We have a research facility in Herzelya Pituach, Israel where we occupy approximately 8,400 square feet of office space. We lease the Israel space pursuant to a seven-year lease agreement that expires in December 2008.

Item 3.                        Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

In March 2004, we were served with a complaint by John Wald and Pendelton Trading Systems, Inc. (collectively “Pendelton”) asserting that certain features of ITG ACE and our Limit Order Model infringe Pendelton’s U.S. Patent No. 6,493,682 (the “Pendelton Patent”). In February 2005, Pendelton filed a motion for leave to amend its complaint to add claims that ITG Horizon SmartServer, ITG HorizonPlus, and certain features of QuantEX and Triton infringe the Pendelton Patent. That proposed amendment also contains a federal false advertising claim, state law claims for unfair competition and unjust enrichment and a claim under a New York consumer protection statute. It is our position that we are not infringing the Pendelton Patent and that such claim is without merit. It is also our position that Pendelton’s other claims concerning ITG’s advertising of its products are without merit. We plan to vigorously defend such claims. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that such claims will be resolved favorably to us or that they would not have a material adverse effect on us.

We have received a letter from the NASD as part of what we understand to be an industry investigation relating to gifts and gratuities. In addition, we have received a subpoena from the SEC similarly seeking information concerning gifts and entertainment involving a mutual fund company. We believe that other broker-dealers have received similar subpoenas. These investigations are in their early stages and we cannot predict their potential outcomes.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

Common Stock Data

Our common stock trades on the New York Stock Exchange under the symbol “ITG”.

The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange.

	High	Low
2003:
First Quarter	24.27	11.06
Second Quarter	19.29	11.51
Third Quarter	21.12	16.50
Fourth Quarter	20.80	15.61
2004:
First Quarter	16.37	14.30
Second Quarter	15.95	12.34
Third Quarter	15.30	11.98
Fourth Quarter	20.00	14.58

On March 1, 2005, the closing sales price per share for our common stock as reported on the New York Stock Exchange was $19.16. On March 1, 2005, we believe that our common stock was held by approximately 5,200 stockholders of record or through nominees in street name accounts with brokers.

During 2004, our Board of Directors authorized the repurchase of 5.0 million additional shares of our common stock and we have 2.0 million shares remaining for repurchase under such authorization.

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

During the fourth quarter of 2004, we did not repurchase any shares of our common stock.

Item 6.     Selected Financial Data

The selected consolidated statements of income data and the consolidated statement of financial condition data presented below as of and for each of the years in the five-year period ended December 31, 2004, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, our independent auditors. Earnings per share information prior to 2001 have been retroactively restated to reflect our three-for-two stock split in December 2001. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Consolidated Statement of Income Data:
Total revenues	$334,486	$333,992	$387,581	$377,407	$310,405
Total expenses	267,894	264,291	260,328	241,295	197,409
Income before income taxes	66,592	69,701	127,253	136,112	112,996
Income tax expense	25,609	27,748	53,443	57,217	49,403
Net income	$40,983	$41,953	$73,810	$78,895	$63,593
Basic earnings per share	$0.96	$0.89	$1.52	$1.65	$1.37
Diluted earnings per share	$0.96	$0.89	$1.51	$1.62	$1.34
Basic weighted average number of common shares outstanding (in millions)	42.8	47.0	48.5	47.9	46.5
Diluted weighted average number of common shares outstanding (in millions)	42.8	47.0	49.0	48.7	47.3
Consolidated Statement of Financial Condition Data:(1)
Total assets	$612,458	$649,848	$594,254	$418,478	$281,712
Total stockholders’ equity	$370,501	$361,303	$356,509	$317,944	$210,416
Other Selected Financial Data:
Revenues per trading day by U.S. Operations (in thousands)	$1,031	$1,086	$1,373	$1,416	$1,232
Revenues per trading day by Non U.S. Operations (in thousands)	296	239	165	106	—
Shares executed per trading day by U.S. Operations (in millions)	82	81	98	91	65
Average number of employees	627	617	643	524	368
Total number of U.S. customers(2)	985	991	1,085	636	613
POSIT(2)	522	544	559	551	521
Electronic Trading Desk(2)	725	758	449	444	418
Client Site(3)	276	247	290	258	254
Soft Dollar(2)	400	396	423	—	—
Total number of Non U.S. customers(2)	540	517	457	292	34
Return on average stockholders’ equity	11.5%	11.5%	21.2%	30.4%	38.1%
Book value per share(4)	$8.83	$8.08	$7.50	$6.54	$4.44
Tangible book value per share(4)	$6.71	$6.25	$5.76	$6.03	$4.34
Price to earnings ratio using diluted earnings per share	20.9	18.1	14.8	24.1	20.7

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

(4)    Share and earnings per share information have been retroactively restated to reflect the Company’s three-for-two stock split in December 2001.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Executive Overview

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. while our International Operations segment includes our brokerage businesses in Australia, Canada, Europe and Hong Kong, as well as a research facility in Israel.

We generate substantially all of our revenues from the following three products and services (“Product Revenues”):

•       POSIT

•       Electronic Trading Desk

•       Client Site Trading Products

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

Our U.S. operations faced a difficult economic environment in 2004, with continued execution pricing pressure and challenging equity market conditions. The average portfolio turnover rate for equity funds, weighted by fund assets, dropped to 51% (as of October 2004), which was the lowest in over 20 years. Volatility as measured by the VIX index (CBOE Volatility Index) hit its lowest average levels since 1995. In this lackluster environment, program trading as a percentage of NYSE-traded volume continued to rise, averaging 50.6%. This increase in program trading further intensified the competition for execution-only commissions, with the remainder of order flow allocated for fundamental research commitments to full service brokers or soft dollar obligations. In this environment, ITG’s U.S. domestic revenues declined 5%.

Our international operations fared better, achieving record revenues of $74.6 million for 2004, an increase of $14.4 million over 2003. This revenue growth includes a benefit from foreign exchange rate movement of $6.7 million.

According to London Stock Exchange (“LSE”) statistics, the value of U.K. equity customer business grew 18% for the year. Our European business grew at a slower pace with ITG Europe’s market share of LSE customer business for the year decreasing to 1.24% from 1.44% in 2003. However this decrease primarily reflected difficult trading conditions at the start of the year as the business adjusted to the challenges posed to POSIT following the introduction of the LSE’s SETSmm trading service in November 2003. By the second half of 2004 these challenges had been largely addressed and UK market share had increased to 1.46% in the third quarter and 1.53% in the fourth quarter. In addition, the value of continental European equities traded by ITG Europe also increased, up 70% in 2004, compared to 2003. These increases in market share and values traded were attributable to a range of factors including developing our portfolio trading services and winning new clients with TCA. For 2004, revenues from our European business grew $5.5 million, which included a foreign exchange rate benefit of $3.8 million.

In Canada, our second largest international business after Europe, the volume of shares traded on the TSX increased to 61.3 billion shares in 2004 (from 55.6 billion in 2003), with ITG Canada increasing its market share to 2.8% of value traded on the TSX from 2.6% in 2003. For 2004, revenues from our Canadian business grew $5.7 million, which included a foreign exchange rate benefit of $1.8 million as well as a $2.4 million gain on our sale of 50% of KTG.

Our 2004 results reflect the following non-recurring items:

i.                   Unrealized gains of $3.3 million, representing the carrying value of shares of common stock that we own in Archipelago Holdings Inc. (“Archipelago”), following its August 2004 initial public offering, are included in other revenues. These shares were acquired via an equity entitlement program.

ii.               A recovery against previous investment write-downs of $0.8 million.

iii.           A $2.4 million gain on our sale of 50% of KTG in April 2004.

iv.             An impairment charge of $0.7 million on our New York Stock Exchange Seats as a result of a decline in value that we determined to be other than temporary.

v.                 Our expenses also included other non-recurring items related to a lease abandonment in California, and employee separation costs. Collectively, these costs were $2.8 million.

The impact of the 2004 non-recurring items was a $3.1 million increase in pretax income and a $1.9 million increase in after-tax net income. Reported earnings per share for the year increased by $0.05 as a result of these non-recurring items.

For comparative purposes, our 2003 results also included certain non-recurring items. Included in our 2003 results are (i) a resolution of an Internal Revenue Service examination of Research and Development tax credits taken on ITG’s federal income tax returns prior to 1996. As a result of this settlement, we reversed approximately $1.9 million of tax reserves into income, together with $454,000 of related interest expense that had been accrued as a pre-tax item within other general and administrative expenses, and (ii) impairment charges of $2.7 million recorded during 2003 relating to certain assets whose fair market value was lower than our cost basis (which included a $2 million write down of our New York Stock Exchange Seats). These 2003 non-recurring items reduced pretax income by $2.3 million and increased after-tax income by $0.3 million.

Certain Factors That May Affect Our Results of Operations

While our management’s long-term expectations are optimistic, we face risks or uncertainties that may affect our results of operations. The following conditions, among others, should be considered in evaluating our business and growth outlook.

Financial Market Conditions and General Economic and Political Conditions

The demand for our securities brokerage and related services is directly affected by factors such as economic and political conditions that may lead to decreased trading activity and prices in the securities markets generally. The future economic environment may be subject to periodic economic downturns, such as recessions, as well as geopolitical unrest, war and acts of terrorism in regions where we do business or otherwise, which could also result in reduced trading volumes and prices, which could materially harm our business, financial condition and operating results. Over the last year, the institutional equities market in the U.S. has also experienced continued pricing pressure on commission revenues. Our business is materially affected by conditions in both domestic and foreign financial markets. We anticipate a continuation of the weak pricing environment in the immediate future.

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

Regulation

General

The securities markets and the brokerage industry in which we operate are subject to extensive regulation in the United States and other jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. In our case, the impact of regulation extends beyond “traditional” areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets.

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

On February 26, 2004, the SEC published proposed “Regulation NMS” for public comment. On December 16, 2004, the SEC published a revised version of proposed “Regulation NMS.”  If adopted in its revised form, Regulation NMS would incorporate four substantive provisions related to the regulatory structure of the U.S. equity markets. Subject to applicable exceptions, Proposed Rule 611 of Regulation NMS would require trading centers (which would include national securities exchanges, national securities associations that operate an SRO trading facility, ATSs (such as POSIT and TriAct), exchange market makers, broker-dealers that execute orders internally by trading as principal, or broker-dealers, such as ITG Inc., that execute orders internally by crossing orders as agent) to establish, maintain, and enforce written policies and procedures reasonably designed to prevent the execution of trades at prices inferior to protected quotations displayed by other trading centers. To be protected, a quotation must be immediately and automatically accessible. Proposed Rule 610 would require fair and non-discriminatory access to quotations, establish a limit on access fees, and require each national securities exchange and national securities association to adopt and enforce rules that prohibit their members from engaging in a pattern or practice of displaying quotations that lock or cross automated quotations. Proposed Rule 612 generally would prohibit market participants from accepting, ranking or displaying orders, quotations or indications of interest in pricing increments finer than one penny. The proposed rule would not prohibit systems, such as POSIT, that match unpriced orders at the midpoint of the best bid and offer from executing such orders in share prices of less than one cent. Finally, Regulation NMS would amend the various national market system joint industry quotation and trade reporting plans to modify the formulas for allocating net income among the exchanges and national securities associations that are the participants of such plans. ITG cannot predict whether or when any or all of Proposed Regulation NMS, either as currently proposed or as may be later modified by the SEC, ultimately will be adopted by the SEC. As a result, we cannot predict the extent to which any future regulatory changes associated with Regulation NMS would affect our business.

Regulation ATS

Before Regulation ATS went into effect on April 21, 1999, we operated POSIT pursuant to a “no-action” letter from the SEC staff which stated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT and TriAct as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor TriAct is registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of alternative trading systems such as POSIT and TriAct. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems. Similarly, the non-U.S. POSIT systems are subject to various regulations in the jurisdictions in which they operate, changes to which can have a negative impact on each POSIT system’s ability to operate.

Net Capital Requirement

Each of our broker-dealer subsidiaries is subject to regulatory capital requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by U.S. or international regulatory bodies, and ultimately could require its liquidation. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall. Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. While we believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital, we are considering the establishment of a credit facility to supplement our existing regulatory capital, as needed.

Soft Dollars

In the U.S., the provision of research to investment managers in consideration of commissions is conducted in conjunction with the investment manager’s reliance upon the safe harbor provided under Section 28(e) of the Securities Exchange Act of 1934. The safe harbor protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or alter its scope, including modifying the nature of Section 28(e) from a safe harbor to a mandatory regime for the use of soft dollars applicable to all investment advisors (including those not registered with the SEC). From time to time, other regulatory or governmental entities, as well as industry groups, have issued statements, reports and best practices regarding soft dollars. Any regulatory changes or industry best practices that narrow the definition of research provided in Section 28(e) or limit the scope, or modify the nature, of the Section 28(e) safe harbor, or impose onerous record-keeping, reporting or other obligations regarding soft dollar and directed brokerage arrangements could have a material adverse effect on our operations.

Competition

The financial services industry generally, and the securities brokerage business in which we engage in particular, is extremely competitive, and we expect it to remain so. The brokerage and related services offered by us compete with services provided by leading brokerage firms and transaction processing firms and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs for trade execution services. Many of our competitors have substantially greater financial, technical, marketing and other resources which, among other things, enable them to compete with the services we provide on the basis of price, and a willingness to commit their firms’ capital to service a client’s trading needs on a principal,  rather than on an agency, basis. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Outside the United States, in addition to our U.S. competitors with international capabilities, we compete with non-U.S. financial service companies that may also have long-standing, well-established relations with their clients, some of which also hold dominant positions in their trading markets. We compete on the basis of a number of factors, including access to liquidity, transaction execution, our products and services, innovation, reputation and price.

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

Dependence on Major Customers

Customers may discontinue use of our services at any time. The loss of any significant customers could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities submitted to POSIT systems around the world, which may adversely affect the liquidity of the systems, reducing their attractiveness to our customers and adversely affecting our trading volumes, operating results and financial condition.

The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2004	2003	2002
Largest customer	6.1%	5.4%	4.4%
Second largest customer	2.2%	4.0%	3.8%
Third largest customer	2.2%	3.1%	3.4%
Ten largest customers	22.5%	28.2%	26.8%

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

In the past several years, there has been a proliferation of so-called “business method patents” applicable to the computer and financial services industries. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until issuance of a patent. Thus it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. There can be no assurance that we will be able to protect our technology from disclosure or that others will not develop technologies that are similar or superior to our technology. It is likely that from time to time we may also face claims that use of technology material to our business operations infringes on rights of third parties or we may be called upon to defend a joint venture partner, customer or licensee against such third party claims, which could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on our business.

Results of Operations

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues:
Commissions
POSIT	30.2%	37.9%	40.0%
Electronic Trading Desk	32.5	35.7	28.8
Client Site Trading Products	30.6	23.2	28.7
Other	6.7	3.2	2.5
Total revenues	100.0	100.0	100.0
Expenses:
Compensation and employee benefits	36.7	35.4	29.5
Transaction processing	15.3	13.9	13.0
Software royalties	4.1	5.1	5.1
Occupancy and equipment	9.1	9.3	7.2
Telecommunications and data processing services	5.4	5.4	4.5
Restructuring charges	—	—	1.5
Other general and administrative	9.5	10.0	6.4
Total expenses	80.1	79.1	67.2
Income before income tax expense	19.9	20.9	32.8
Income tax expense	7.6	8.3	13.8
Net income	12.3	12.6	19.0

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Earnings Per Share

Basic and diluted earnings per share for 2004 and 2003 were $0.96 and $0.89, respectively, an 8% increase from 2003. Our 2004 and 2003 results included non-recurring items discussed above in “Executive Overview”.

The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2004	2003	Change	% Change
U.S. Operations	$259,840	$273,781	$(13,941)	(5)
International Operations	74,646	$60,211	14,435	24
Consolidated	$334,486	$333,992	$494	—

Revenues

In 2004, consolidated revenues remained relatively unchanged from 2003, with growth in our international operations offsetting lower revenues in our U.S. operations. There were 252 trading days in both 2004 and 2003.

Revenues by segment—U.S. operations

Key volume and revenue performance indicators for the last two years, as well as percent change information, for our U.S. operations are as follows:

U.S. Operations	2004	2003	Change	% Change
Total trading volume (in billions of shares)	20.6	20.4	0.2	1
Trading volume per day (in millions of shares)	81.9	81.0	0.9	1
Product revenues per trading day ($ million)	$1.0	$1.1	$(0.1)	(9)
Average revenue per share traded ($)	$0.0122	$0.0134	$(0.0012)	(9)
U.S. market trading days	252	252	—	—

Product Revenues per trading day from our U.S. operations decreased 9% from 2003 primarily reflecting a decline in average revenue per share partially offset by an increase in trading volume per day.

Revenues by segment—International operations

In 2004, product revenues from our international operations increased $10.1 million or 20%, which included a $5.3 million benefit from exchange rate fluctuations reflecting a weakened U.S. Dollar relative to the currencies in our international markets. From an operational perspective, product revenues increased $4.8 million. All regions generated operating revenue growth primarily from increases in share volumes in Canada, deeper client penetration and increases in market turnover in Europe, Australia, and Hong Kong, despite declines in pricing.

International Product Revenues ($ millions)	2004	2003	Change	% Change
Europe	30.0	25.4	4.6	18
Canada	16.4	14.1	2.3	16
Australia	8.2	6.1	2.1	34
Hong Kong	6.4	5.3	1.1	21
Total Product Revenues	61.0	50.9	10.1	20
Less: Currency Exchange Impact	(5.3)	—	(5.3)
Total Product Revenues Excluding Currency Exchange Impact	55.7	50.9	4.8	9

Revenues by product—POSIT

Consolidated POSIT revenues decreased $25.9 million, or 20% (including a $1.6 million benefit from foreign exchange rate fluctuations), principally reflecting lower U.S. share volume and a decline in the contract value of shares crossed in European POSIT, as indicated in the table below. In Europe commissions are calculated on the basis of the underlying contract value of transactions rather than on a per share basis.

POSIT	2004	2003	Change	% Change
U.S. POSIT system:
Shares crossed (in billions)	5.5	6.4	(0.9)	(14)
Average shares per day (in millions)	21.8	25.3	(3.5)	(14)
European POSIT system:
Contract value of shares crossed ($ billions)	$17.6	$20.6	$(3.0)	(15)

Revenues by product—Electronic Trading Desk

Electronic Trading Desk revenues decreased $10.6 million (including a $3.3 million benefit from foreign exchange rate fluctuations) to $108.7 million and on a per trading day basis declined by 9% to approximately $431,500 in 2004. Our U.S. Electronic Trading Desk revenues declined $18.3 million, or 21%, which was partially offset by the $7.7 million growth in our International operations. Our European trading desk business more than doubled to $15.9 million, reflecting a deeper client penetration in both the U.K. and continental Europe. Our Australian trading desk business grew by $1.8 million while our Asian trading desk business grew by $1.1 million. In 2004, we recorded $6.2 million of Canadian direct access trading revenues, which had previously been included in the Electronic Trading Desk (in 2003) within Client Site Trading resulting in a $3.9 million decline in the Canadian trading desk business.

In marketing our program trading services, we package our Electronic Trading Desk services with POSIT. Our clients receive blended pricing for executions as a way to provide a single price for an entire portfolio of equity transactions regardless of the execution venue. In the U.S., our combined POSIT and Electronic Trading Desk rate per share declined $0.0010, or 6%, to $0.0157 in 2004 reflecting competitive pricing in the program trading business.

Revenues by product—Client Site Trading Products

Client Site Trading Product revenues, which are only generated by our U.S. Operations and ITG Canada, increased $24.8 million, or 32%, primarily due to the performance of our Triton and Radical products within our U.S. operations, as well as the inclusion of $6.2 million of Canadian direct access trading revenues in 2004. Client Site Trading Product revenues for our U.S. operations increased $18.6 million, or 24% driven by share volume growth.

Other revenues

Other revenues increased $12.2 million or 118%, to $22.5 million in 2004. This increase is comprised of (i) non-recurring gains of $2.4 million from our sale of 50% of KTG in April 2004, (ii) income of $3.3 million arising from unrealized gains on our holding of Archipelago common stock (which we acquired under an equity entitlement program) following its August 2004 initial public offering, (iii) a recovery against previous investment write-downs of $0.8 million, (iv) increases from our U.S. analytical research and routing products as well as same day Canadian inter-listed arbitrage trading, and (v) a $1.3 million benefit from foreign exchange fluctuation.

Expenses

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2004	2003	Change	% Change
Consolidated
Compensation and employee benefits	$122,833	$118,070	$4,763	4
Transaction processing	51,080	46,316	4,764	10
Software royalties	13,806	16,894	(3,088)	(18)
Occupancy and equipment	30,348	31,149	(801)	(3)
Telecommunications and data processing services	17,978	18,334	(356)	(2)
Other general and administrative	31,849	33,528	(1,679)	(5)
Income taxes	25,609	27,748	(2,139)	(8)
U.S. Operations
Compensation and employee benefits	92,095	88,515	3,580	4
Transaction processing	30,086	31,668	(1,582)	(5)
Software royalties	11,875	14,659	(2,784)	(19)
Occupancy and equipment	24,301	24,605	(304)	(1)
Telecommunications and data processing services	12,313	12,768	(455)	(4)
Other general and administrative	26,593	27,305	(712)	(3)
Income taxes	22,232	26,008	(3,776)	(15)
International Operations
Compensation and employee benefits	30,738	29,555	1,183	4
Transaction processing	20,994	14,648	6,346	43
Software royalties	1,931	2,235	(304)	(14)
Occupancy and equipment	6,047	6,544	(497)	(8)
Telecommunications and data processing services	5,665	5,566	99	2
Other general and administrative	5,256	6,223	(967)	(16)
Income taxes	3,377	1,740	1,637	94

During 2004, consolidated expenses (excluding income taxes) increased by $3.6 million. This reflects higher costs in our international operations, driven by currency exchange rate impact of $6.4 million (as a result of the weakened U.S. Dollar). Excluding the impact from foreign currency fluctuations, international operating expenses decreased by $0.5 million primarily in compensation and other general and administrative costs, offset by an increase in transaction processing costs from the related revenue increases and increases in executions in higher priced international markets, such as continental Europe and Japan. The U.S. operations also had a decline in expenses by $2.3 million primarily from a decrease in costs related to our revenue decrease.

Compensation and employee benefits:   Our higher consolidated compensation expense was mainly driven by employee separation costs ($2.0 million), the impact of foreign currency translation ($2.5 million) and an increase in average headcount in our U.S. operations.

U.S. compensation expense reflects the inclusion of employee separation costs primarily related to the departure of our previous Chief Executive Officer as announced on September 9, 2004, as well higher average headcount. Average U.S. headcount in 2004 was 457 compared to 439 in 2003. The headcount increase is principally related to (i) Sarbanes-Oxley compliance activities, (ii) new product introductions and support, (iii) sales efforts, and (iv) our March 29, 2004 acquisition of the 75% of Radical that we did not already own.

The increase in total international compensation expense was driven by unfavorable exchange rate fluctuations ($2.5 million). This was partially offset by headcount reductions in 2003.

Transaction processing:   Our higher consolidated transaction processing expenses were mainly driven by revenue growth and business mix changes in our international operations partially offset by lower costs in the U.S.

Lower U.S. transaction processing costs in 2004 reflect (i) the decline in product revenues, (ii) a reduction in the Hoenig division’s execution costs as a result of their integration into ITG Inc. as of September 2003, and (iii) lower clearing and execution costs primarily due to rate reductions.

Higher International transaction processing costs primarily reflect (i) the increase in business activity in 2004, (ii) the change in the European business mix away from POSIT, (iii) a further change in the European business mix from United Kingdom equity executions to Continental Europe equity executions, where we generally incur significantly higher transaction costs, and (iv) currency exchange rate fluctuations ($1.7 million).

Software royalties:   Software royalties principally relate to POSIT royalties, which are contractually fixed as a percentage of POSIT revenues and reflect a decrease in POSIT revenues in 2004. In 2004, royalties were at a slightly higher rate for ITG Europe than in 2003 (which was consistent with those paid in the U.S.) and also included payments to Radical Corporation, a provider of an equity front-end software-trading platform, for licensing their Radical system prior to our March 29, 2004 purchase of the remaining 75% of Radical that we did not already own.

Occupancy and equipment:   The decrease in consolidated occupancy and equipment costs, which are primarily comprised of fixed costs, reflects lower depreciation costs. This was partially offset by a lease abandonment charge in the U.S. of $0.7 million, representing the loss we expect to incur for our remaining lease obligation for vacated office space in California, and currency exchange rate impact of $0.6 million.

Telecommunications and data processing services:   Consolidated telecommunications and data processing services decreased $0.4 million, or 2% despite higher relative costs related to currency exchange rate impact of $0.5 million in our international operations.

Other general and administrative:   Consolidated general and administrative costs were lower in 2004 due to:

(i)             Cost savings of $1.8 million from our international operations (excluding currency exchange impact of $0.8 million);

(ii)         Lower asset impairment charges. In 2003, asset impairment charges were taken to write down the carrying value of two New York Stock Exchange seats ($2 million) and to write down Stock Exchange Trading Rights in Hong Kong ($0.5 million), both of which were obtained in our 2002 acquisition of Hoenig. In 2004, a further $0.7 million asset impairment charge was recorded relating to our two NYSE exchange seats reflecting a decline in value, which we deemed to be other than temporary;

(iii)     Lower doubtful accounts expense in the U.S;

partially offset by:

(iv)       Higher software amortization ($0.8 million), related to product releases in late 2003 and early 2004;

(v)           Higher intangible amortization reflecting the amortization of Radical proprietary software (acquired in March 2004);

(vi)       Additional audit fees and consulting costs related to meeting the requirements of the Sarbanes-Oxley Act of $1.5 million, and

(vii)   Currency exchange rate fluctuation ($0.8 million).

Income Tax Expense

The effective tax rate 38.5% in 2004 reflects a significant reduction in non-deductible international losses in Europe and Hong Kong, the reversal of a valuation allowance relating to utilization of capital losses to offset capital gains, and lower levels of R&D tax credits since, in 2003, we benefited from the reversal of a tax reserve of $1.9 million related to an Internal Revenue Service examination of research and development tax credits taken on our tax returns prior to 1996.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Earnings Per Share

Basic earnings per share for 2003 and 2002 were $0.89 and $1.52, respectively. Diluted earnings per share decreased 41%, from $1.51 to $0.89. Our 2003 and 2002 results included non-recurring items discussed above in “Executive Overview”.

The following table sets forth the components of revenues, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2003	2002	Change	% Change
U.S. Operations	$273,781	$346,040	$(72,259)	(21)
International Operations	60,211	$41,541	18,670	45
Consolidated	$333,992	$387,581	$(53,589)	(14)

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

Key volume and revenue performance indicators for the last two years, as well as percent change information, for our U.S. operations are as follows:

U.S. Operations, excluding Hoenig(a)	2003	2002	Change	% Change
Total trading volume (in billions of shares)	18.6	24.1	(5.5)	(23)
Trading volume per day (in millions of shares)	74.0	95.7	(21.7)	(23)
Product revenues per trading day ($ million)	$0.96	$1.32	$(0.36)	(27)
Average revenue per share traded ($)	$0.0129	$0.0138	$(0.0009)	(7)
U.S. market trading days	252	252	—	—

(a)           Hoenig excluded for purposes of year-to-year comparability.

There were 252 U.S. trading days in both 2003 and 2002. Product Revenues per trading day from our U.S. operations decreased 27% driven by a volume decrease of 23% coupled with a decline in average revenue per share. Specifically, trading volume fell to 18.6 billion shares from 24.1 billion in 2002, while our average revenue capture decreased almost 7% to $0.0129 per share in 2003.

Revenues by segment—International operations

In 2003, product revenues from our international operations grew $16.0 million or 46%, which included a $4.6 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets. From an operational perspective, we grew product revenues $11.4 million. This increase included the full year benefit of Hoenig ownership, which added $3.8 million to revenues. Our European product revenue grew $6.9 million, or 38%, to $25.2 million. Our Canadian product revenues increased by $4.3 million, or 44% to $14.1 million, reflecting increased installations of our client-site trading products and analytical products such as ITG ACE and TCA. In Australia, we reported product revenues of $6.2 million, an increase of 22% from 2002. In Hong Kong, we reported product revenues of $5.3 million compared with $1.7 million in 2002. While our Hong Kong operations began generating revenues in June 2002, $3.2 million of the growth was the result of the full year benefit of Hoenig.

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

Revenues by product—Electronic Trading Desk

Electronic Trading Desk revenues increased $7.7 million, or 7% in 2003. Our U.S. Electronic Trading Desk revenues decreased $4.2 million or 5%, despite Hoenig’s U.S. business contributing an additional $18.2 million of U.S. Electronic Trading Desk revenues. In our International Operations, Electronic Trading Desk revenues increased $11.8 million with our Canadian, European and Australian trading desk businesses growing by $4.2 million, $2.8 million and $1.1 million, respectively. Our Asian trading desk business contributed an additional $3.7 million of revenue of which, $3.2 million was added by Hoenig. Electronic Trading Desk revenues per trading day increased by 7%, to $474,000 in 2003.

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

Revenues by product—Client Site Trading Products

Client Site Trading Product revenues, which in 2003 and 2002 were only generated by our U.S. Operations, decreased 30%. Share volumes decreased 28% while our rates per share decreased 3%. More than 75% of the revenue decline resulted from a reduction in business with several high volume, low commission clients. During the second half of 2003, we began replacing our QuantEX and ITG Platform products with our next generation product offerings, Triton and Radical.

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

Expenses

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2003	2002	Change	% Change
Consolidated
Compensation and employee benefits	$118,070	$114,402	$3,668	3
Transaction processing	46,316	50,459	(4,143)	(8)
Software royalties	16,894	19,643	(2,749)	(14)
Occupancy and equipment	31,149	28,017	3,132	11
Telecommunications and data processing services	18,334	17,453	881	5
Restructuring charges	—	5,874	(5,874)	(100)
Other general and administrative	33,528	24,480	9,048	37
Income taxes	27,748	53,443	(25,695)	(48)
U.S. Operations
Compensation and employee benefits	88,515	89,144	(629)	(1)
Transaction processing	31,668	41,836	(10,168)	(24)
Software royalties	14,659	18,468	(3,809)	(21)
Occupancy and equipment	24,605	22,390	2,215	10
Telecommunications and data processing services	12,768	12,459	309	2
Restructuring charges	—	4,631	(4,631)	(100)
Other general and administrative	27,305	19,193	8,112	42
Income taxes	26,008	52,848	(26,840)	(51)
International Operations
Compensation and employee benefits	29,555	25,258	4,297	17
Transaction processing	14,648	8,623	6,025	70
Software royalties	2,235	1,175	1,060	90
Occupancy and equipment	6,544	5,627	917	16
Telecommunications and data processing services	5,566	4,994	572	11
Restructuring charges	—	1,243	(1,243)	(100)
Other general and administrative	6,223	5,287	936	18
Income taxes	1,740	595	1,145	192

During 2003, foreign exchange rate fluctuations contributed approximately $6 million to the overall increase in expenses for our international operations.

Compensation and employee benefits:   Our compensation expense increase of $3.7 million was mainly driven by (i) the full year impact of our acquisition of Hoenig, (ii) the expensing of stock based compensation, and (iii) the impact of exchange rate fluctuations, specifically the weaker U.S. Dollar, increasing the relative costs of compensation in our International operations. These increases were offset by savings achieved in 2003 following our December 2002 restructuring.

U.S. compensation expense decreased $0.6 million despite the inclusion of (i) Hoenig, which added an incremental $8.4 million to U.S. compensation costs in 2003, (ii) the expensing of performance based stock options of $1.2 million in 2003, and (iii) severance costs due to additional headcount reductions in 2003. These additional costs were more than offset by the savings achieved in 2003 from our December 2002 restructuring (approximately $8.4 million), as well as declines in other benefits such as performance based bonuses in 2003. Weighted average U.S. headcount (excluding Hoenig, for comparability) in 2003 was 395 compared to 450 in 2002.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the U.S. could yield a materially different accounting result. Below is a summary of the Company’s critical accounting policies and estimates where we believe that the estimations, judgments or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.

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

At December 31, 2004, we held shares of Archipelago Holdings Inc., acquired under an equity entitlement program, which held its initial public offering in August 2004. Prior to its IPO, these shares were held at a fair value of zero as determined by management since a market price had not been observable or measurable. Although a market price was available at December 31, 2004, we were prohibited from selling our shares through February 2005. Accordingly, following the specialized accounting practices available for broker-dealers, the restriction on trading in Archipelago Holdings was considered in arriving at the appropriate fair value of the shares, which value was reduced from the quoted market value of $3.5 million at December 31, 2004, to $3.3 million.

During 2004, a technology venture capital fund in which we had invested $2.7 million in 2000, ceased operations. Based upon our mark-to-market assessment of its portfolio, we wrote off most of this investment in 2002, as most of its portfolio companies had ceased operations. In the latter half of 2004, we received distributions from the fund (as part of its liquidation process) which exceeded our carrying value by $0.8 million.

Stock Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Under this method of adoption, compensation expense will be recognized based on the fair value of stock options, Employee Stock Purchase Plan shares and restricted stock units granted for fiscal 2003 and future years over the related service period. In 2003 and 2004, the Company granted performance based stock options based on a cumulative three-year performance metric and recorded stock based compensation expense for these options. Under the fair value approach, management employs considerable judgment in estimating, on the date of grant, the options expected life and expected volatility. Additionally, management estimates the number of options that are expected to vest based on the expected outcomes of the performance related conditions.

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

Disposed Of. Amortization expense related to goodwill and other intangibles for the years ended December 31, 2004, 2003, and 2002 was as follows:

	Amortization Expense ($ millions)
	2004	2003	2002
Other Intangibles	$0.7	$0.6	$0.5

38

As is the normal practice in our industry, the values we report for exchange seats, which are included within other assets in our financial statements, are valued at cost or a lesser amount if there is an other-than-temporary impairment in value. During third quarter 2004, we wrote down the carrying value of two NYSE seats that were previously valued at $1.5 million each as a result of the continued reduction in NYSE seat prices. As we believe this decline in value is other-than-temporary in nature, we have taken a $0.7 million write-down to reflect the fair value of these seats at $1.2 million each. The fair value was determined by referencing actual NYSE seat sales occurring during 2004. Our assessment of the nature and extent of impairment of the NYSE seats requires considerable judgment by management with respect to evaluating external factors.

The following table indicates our sensitivity to potential future impairment charges from further declines in market value of our NYSE exchange seats and potential declines in the fair value of our goodwill:

	Potential Future Impairment ($ in millions)
	10%	25%	50%
NYSE exchange seats	$0.2	$0.6	$1.2
Goodwill:
U.S. Operations	6.6	16.6	33.1
International Operations	2.0	5.1	10.2

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

We continuously monitor our customer account balances and maintain an allowance for soft dollar advances which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense, which could have a material adverse impact on our operating results for the periods in which such additional expense would occur. Soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2004, 2003, and 2002 were as follows:

	$ millions
	2004	2003	2002
Net soft dollar commissions	$54.1	$53.2	$33.6
Prepaid soft dollar research, gross	7.8	6.8	7.9
Allowance for prepaid soft dollar research	(1.7)	(2.0)	(2.3)
Prepaid soft dollar research, net of allowance	6.1	4.8	5.6
Accrued soft dollar research payable	17.6	18.8	20.9

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

Liquidity and Capital Resources

Our liquidity and capital resource requirements result from our working capital needs, primarily consisting of compensation and benefits and transaction processing fees. Historically, cash from operations has met all working capital requirements. We believe that our cash flow from operations and existing cash balances will be sufficient to meet our operating cash requirements.

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants. At December 31, 2004, cash and cash equivalents and securities owned, at fair value amounted to $239.0 million and net receivables from brokers, dealers and other due within 30 days totaled $189.5 million. In addition, we held $7.3 million of total cash in restricted or segregated bank or clearing broker accounts at December 31, 2004.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk. As of December 31, 2004, we had investments in limited partnerships totaling $20.3 million, all of which were invested in marketable securities.

Cash flows provided by operating activities were $30.8 million in 2004 as compared to $61.9 million in 2003. The $31.1 million decrease was primarily attributable to changes in working capital as well as non-cash gains included in net income. The working capital changes include the impact of a  $12.6 million increase in investments in state and municipal government securities during 2004, which are classified on the consolidated statements of financial condition as securities owned, at fair value, as well as a $45.3 million reduction in payables to brokers, dealers and others, partially offset by a $21.2 million reduction in receivables from brokers, dealers and others.

Net cash used in investing activities reflects (i) completion of our acquisition of Radical Corporation by acquiring the 75% of its outstanding shares that we did not already own, (ii) investments in computer hardware and software, as well as capitalizable software development projects, partially offset by (iii) proceeds from the sale of 50% of our ownership interest in KTG, formerly a wholly-owned subsidiary, to IRESS, an Australia based developer of financial market systems. Our remaining 50% interest was contributed to a new Canadian joint venture with IRESS.

Net cash used in financing activities reflects purchases of 3 million shares of our common stock as part of our share repurchase program, which were funded from our available cash resources. As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. During 2004, we purchased 3 million shares of our common stock at an average cost of $13.78 per share, totaling $41.3 million. At December 31, 2004, we had the authorization to purchase an additional 2 million shares of our common stock under the share repurchase program.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. Although we believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital, we are considering the establishment of a credit facility to supplement our existing regulatory capital, as needed. At December 31, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $102.7 million, $3.8 million and $1.0 million, respectively, of which $102.4 million, $3.7 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2004 of approximately $10.2 million, $4.2 million, $7.7 million, and $27.8 million respectively.

As a result of the February 1, 2005 POSIT Transaction, discussed in “License and Relationship with Barra”, ITG Inc.’s excess net capital on February 1, 2005 approximated $25.2 million

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, we are considering the establishment of a credit facility to supplement our existing regulatory capital, as needed, as a shortfall in net regulatory capital would have a material adverse effect on us.

As of December 31, 2004, ITG Inc. held a $2.9 million cash balance on behalf of its Hoenig division in a segregated deposit account with its clearing broker for the benefit of customers under certain directed brokerage arrangements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $144.7 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $144.7 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

As of December 31, 2004, our contractual obligations and other commercial commitments amounted to $71.2 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period ($ thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$60,588	$7,488	$14,201	$13,989	$24,910
Minimum compensation employment agreements	8,565	5,745	2,820	––	––
Purchase obligations	2,031	729	1,115	187	—
Total	$71,184	$13,962	$18,136	$14,176	$24,910

Business Combinations

On September 3, 2002, we acquired Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

Under the terms of the transaction, Hoenig Group Inc. stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, have been placed into an escrow account. Such escrow requirement relates to the pursuit, by the Contingent Payment Rights Committee (“CPRC”) established at the time of acquisition on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with the $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.

In December 2004, the CPRC completed its pursuit of these claims on behalf of the former Hoenig shareholders and distributed $3.8 million or approximately $0.374 cents per share in cash to such shareholders. We anticipate that in January 2006, determinations will be available with respect to tax liabilities associated with the amounts recovered by the CPRC. In the event that such tax liabilities are less than the amounts remaining in the escrow, such remaining amounts will be distributed to the former Hoenig Group, Inc. shareholders. While the amount of any such payment remains to be determined, we expect that it will not exceed $.05 per share (or approximately $600,000). In the event a second payment is made, it will represent the full and final distribution from the escrow.

In connection with this acquisition, we incurred transaction costs consisting primarily of professional fees of approximately $2.8 million, which have been included in the purchase price. The purchase price was allocated to those assets acquired and liabilities assumed based on the fair value of Hoenig’s net assets as of September 3, 2002. Approximately $0.5 million was allocated to the “Hoenig” trade name, which is being amortized over three years. The excess of the purchase price over the estimated fair value of the net assets acquired was $56.0 million and has been allocated to goodwill.

On March 29, 2004, we acquired the remaining 75% of Radical Corporation (“Radical”) that we did not already own for $12.2 million in cash. The Radical business augments our product offerings for the active trading community. The total purchase price of $13.2 million is subject to a potential purchase price adjustment (not to exceed $5.8 million) based upon performance over the one year period following our February 27, 2004 call option exercise.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, titled Share-Based Payment. As a result, the fair value based method of accounting for stock-based payments will be required on a modified prospective basis, meaning any previously granted but unvested awards will be recorded as an expense on a prorated basis over the remaining vesting period. We voluntarily adopted the fair value method approach January 1, 2003 on a prospective basis and therefore, the impact the revised Statement will have on our results of operations, financial position and cash flows will be minimal. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2004.

Subsequent Events

In 1987, Jefferies & Company, Inc. and BARRA Inc. (“Barra”) formed a joint venture for the purpose of developing and marketing POSIT. In 1993, Jefferies & Company, Inc. assigned all of its rights relating to the joint venture and the license agreement to us. On December 16, 2004 we signed an agreement with Morgan Stanley Capital International Inc. (“MSCI”) to acquire the 50% interest in the POSIT Joint Venture we did not own from BARRA POSIT Inc., a subsidiary of MSCI. This transaction was completed on February 1, 2005 giving us sole ownership of the POSIT Joint Venture. The purchase price consisted of an initial payment of $90 million, paid at the closing of the transaction, and a contingent component payable over the ten years following closing equal to 1.25% of the revenues from the business of the POSIT Joint Venture. At our discretion, we have the right to accelerate these contingent payments at any time during the ten-year period. This transaction will result in significant savings from decreased royalty payments partially offset by (i) amortization costs related to the intellectual property, (ii) forgone investment income on the $90 million outlay, and (iii) the cost of additional headcount.

On February 28, 2005, we acquired E-Crossnet, to offer professional investors in Europe an integrated equities crossing system with access to an expanded liquidity pool.

We are in the process of applying to register as a foreign company securities corporation with the Japanese Financial Service Agency under the Foreign Securities Company Law of Japan and become a member firm of the Japan Securities Dealers Association and the Japan Investor Protection Fund in order to commence trading activity in Japan in 2005.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential for adverse changes in the value of a company’s financial instruments as a result of changes in market conditions. We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates and equity prices to the extent we own such instruments in our portfolio. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

We have performed sensitivity analyses on different tests of market risk as described in the following sections to estimate the impacts of a hypothetical change in market conditions on the fair value of securities owned and the U.S. dollar value of non-U.S. dollar-based revenues associated with our international operations. Estimated potential losses assume the occurrence of certain adverse market conditions. Such estimates do not consider the potential effect of favorable changes in market factors and also do not represent management’s expectations of projected losses in fair value. We do not foresee any significant changes in the strategies used to manage interest rate risk, foreign currency risk or equity price risk in the near future.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio. Interest-sensitive financial instruments will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds, highly liquid variable rate municipal securities, auction rate preferred stock and treasury notes. The aggregate fair market value of our portfolio was $180.8 million and $191.0 million as of December 31, 2004 and 2003, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value. For the years ended December 31, 2004 and 2003 we estimated that a hypothetical 100 basis point adverse change in interest rates would have resulted in a $1.8 million and $2.0 million decline in the value of our portfolio, respectively.

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

Approximately 22% and 18% of our revenues for the years ended December 31, 2004 and 2003 were denominated in non-U.S. dollar currencies. For the years ended December 31, 2004 and 2003, we estimated that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income from our international operations of $0.3 million and $0.2 million, respectively.

Equity Price Risk

Equity price risk results from exposure to changes in the prices of equity securities. At times, we do hold positions overnight due to client or Company errors. Equity price risk can arise from liquidating such positions. Accordingly, we maintain policies and procedures regarding the management of our errors and accommodations proprietary trading accounts. It is our policy to attempt to trade out of all positions arising from errors and accommodations immediately while balancing our exposure to market risk. Certain positions may therefore be liquidated over a period of time in an effort to minimize market impact.

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

For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations are invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. We currently have investments in municipal bonds, auction rate preferred bonds and, to a lesser extent, common stock. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2004 and 2003, our cash and cash equivalents and securities owned were approximately $239.0 million and $263.2 million, respectively.

Our investments in limited partnership funds require approval of executive management and/or the board of directors. As of December 31, 2004, we had investments in limited partnerships totaling $20.3 million, all of which were invested in marketable securities. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Investment Technology Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Investment Technology Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 15, 2005

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$206,465	$239,013
Cash restricted or segregated under regulations and other	7,287	11,892
Securities owned, at fair value	32,530	24,174
Receivables from brokers, dealers and other, net	198,642	219,860
Investments in limited partnerships	20,311	19,529
Premises and equipment	24,023	25,088
Capitalized software	8,926	6,575
Goodwill	86,550	77,143
Other intangibles	2,657	4,747
Deferred taxes	10,226	12,147
Other assets	14,841	9,680
Total assets	$612,458	$649,848
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$82,821	$82,554
Payables to brokers, dealers and other	142,446	187,764
Software royalties payable	3,350	4,209
Securities sold, not yet purchased, at fair value	30	1,264
Income taxes payable	13,310	12,754
Total liabilities	241,957	288,545
Commitments and contingencies (Note 19)
Stockholders’ Equity:
Preferred stock, par value $0.01 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 51,327,388 and 51,262,743 shares issued at December 31, 2004 and 2003, respectively; and 41,950,670 and 44,740,279 shares outstanding at December 31, 2004 and 2003, respectively	513	513
Additional paid-in capital	161,169	157,319
Retained earnings	374,961	333,978
Common stock held in treasury, at cost; shares: 9,376,718 and 6,522,464 at December 31, 2004 and 2003, respectively	(177,095)	(138,641)
Accumulated other comprehensive income:
Currency translation adjustment	10,953	8,134
Total stockholders’ equity	370,501	361,303
Total liabilities and stockholders’ equity	$612,458	$649,848

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Commissions
POSIT	$100,858	$126,729	$155,060
Electronic Trading Desk	108,733	119,355	111,703
Client Site Trading Products	102,369	77,554	111,333
Other	22,526	10,354	9,485
Total revenues	334,486	333,992	387,581
Expenses:
Compensation and employee benefits	122,833	118,070	114,402
Transaction processing	51,080	46,316	50,459
Software royalties	13,806	16,894	19,643
Occupancy and equipment	30,348	31,149	28,017
Telecommunications and data processing services	17,978	18,334	17,453
Restructuring charges	—	—	5,874
Other general and administrative	31,849	33,528	24,480
Total expenses	267,894	264,291	260,328
Income before income tax expense	66,592	69,701	127,253
Income tax expense	25,609	27,748	53,443
Net income	$40,983	$41,953	$73,810
Earnings per share:
Basic	$0.96	$0.89	$1.52
Diluted	$0.96	$0.89	$1.51
Basic weighted average number of common shares outstanding	42,811	46,996	48,464
Diluted weighted average number of common shares outstanding	42,841	47,016	49,003

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2001	—	$ 512	$ 146,131	$ 218,215	$ (45,939)	$ (975)	$ 317,944
Issuance of common stock for the employee stock option plan (759,146 shares), the employee stock unit award plan (99,230 shares), and the directors’ retainer fee subplan (614 shares)	—	—	6,460	—	17,141	—	23,601
Issuance of common stock for the employee stock purchase plan (35,712 shares)	—	—	1,188	—	—	—	1,188
Purchase of common stock for treasury (2,005,400 shares)	—	—	—	—	(63,673)	—	(63,673)
Exchange of Hoenig stock options for ITG stock options	—	—	1,306	—	—	—	1,306
Net income	—	—	—	73,810	—	—	73,810
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,333	2,333
Comprehensive income							76,143
Balance at December 31, 2002	—	$ 512	$ 155,085	$ 292,025	$ (92,471)	$ 1,358	$ 356,509
Issuance of common stock for the employee stock option plan (32,423 shares), the employee stock unit award plan (127,769 shares), and the directors’ retainer fee subplan (2,745 shares)	—	—	288	—	3,939	—	4,227
Issuance of common stock for the employee stock purchase plan (42,542 shares)	—	1	782	—	—	—	783
Stock-based compensation	—	—	1,164	—	—	—	1,164
Purchase of common stock for treasury (2,995,679 shares)	—	—	—	—	(50,109)	—	(50,109)
Net income	—	—	—	41,953	—	—	41,953
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	6,776	6,776
Comprehensive income							48,729
Balance at December 31, 2003	—	$ 513	$ 157,319	$ 333,978	$ (138,641)	$ 8,134	$ 361,303
Issuance of common stock for the employee stock option plan (30,206 shares), the employee stock unit award plan (110,043 shares), and the directors’ retainer fee subplan (5,497 shares)	—	—	1,910	—	2,879	—	4,789
Issuance of common stock for the employee stock purchase plan (64,645 shares)	—	—	801	—	—	—	801
Stock-based compensation	—	—	1,139	—	—	—	1,139
Purchase of common stock for treasury (3,000,000 shares)	—	—	—	—	(41,333)	—	(41,333)
Net income	—	—	—	40,983	—	—	40,983
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,819	2,819
Comprehensive income							43,802
Balance at December 31, 2004	$ —	$ 513	$ 161,169	$ 374,961	$ (177,095)	$ 10,953	$ 370,501

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from Operating Activities:
Net income	$40,983	$41,953	$73,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,999	19,961	16,629
Impairment charges	700	2,747	—
Deferred income tax expense (benefit)	1,621	(2,332)	25
Gain on sale of investments	(1,481)	—	(345)
Unrealized gain on Archipelago shares	(3,322)	—	—
Provision for doubtful accounts	(92)	368	(776)
Stock-based compensation	1,139	1,164	—
Changes in operating assets and liabilities:
Cash, restricted or segregated	4,653	840	(12,302)
Securities owned, at fair value	(5,033)	7,063	1,615
Receivables from brokers, dealers and other, net	29,687	(44,106)	(75,903)
Accounts payable and accrued expenses	(267)	(1,926)	(2,165)
Payables to brokers, dealers and other	(51,847)	32,914	79,904
Securities sold, not yet purchased, at fair value	(1,235)	1,081	(4,750)
Income taxes payable	(43)	1,657	(11,004)
Other, net	(4,675)	499	(222)
Net cash provided by operating activities	30,787	61,883	64,516
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(12,002)	—	(66,314)
Capital purchases	(12,837)	(10,096)	(13,667)
Capitalization of software development costs	(8,249)	(4,973)	(4,910)
Proceeds from sale of 50% interest in KTG	4,187	—	—
Proceeds from sale of investments in limited partnerships	—	7,143	—
Proceeds from sale of securities owned	—	44,650	1,225
Net cash (used in) provided by investing activities	(28,901)	36,724	(83,666)
Cash flows from Financing Activities:
Tax benefit from employee stock options	20	291	5,535
Common stock issued	5,570	4,719	19,252
Common stock repurchased	(41,333)	(50,109)	(63,673)
Net cash used in financing activities	(35,743)	(45,099)	(38,886)
Effect of exchange rate changes on cash and cash equivalents	1,309	4,535	2,399
Net (decrease) increase in cash and cash equivalents	(32,548)	58,043	(55,637)
Cash and cash equivalents—beginning of year	239,013	180,970	236,607
Cash and cash equivalents—end of year	$206,465	$239,013	$180,970
Supplemental cash flow information
Interest paid	$1,289	$668	$1,578
Income taxes paid	$23,048	$27,623	$58,932

The accompanying Notes to these Consolidated Financial Statements are integral parts of these statements.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG”, the “Company”, “we” or “us”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6) KTG Technologies Corp. (“KTG”), a direct access provider in Canada, which as of April 8, 2004 became a 50% owned joint venture (see Note 4, “Subsidiary Equity Transactions”), (7) ITG Hoenig Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, and (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S.

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

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Transactions

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

Receivables from brokers, dealers and other, net consist of commissions receivable, amounts receivable for securities transactions that have not yet reached their contractual settlement date and receivables from customers arising from the Company’s prepayment of soft dollar research, net of an allowance for doubtful accounts, which is determined based upon management’s estimate of the collectibility of such receivables. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis. The Company clears all securities transactions through other broker-dealers on a fully disclosed basis.

Securities owned, at fair value consist primarily of highly liquid, variable rate state and municipal government obligations, variable rate auction rate preferred stock, common stock and warrants, and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock.

At December 31, 2004, the Company held warrants at an estimated fair value of $40,200 and shares of corporate stock in Archipelago Holdings Inc., with a fair value of $3.3 million, and in the NASD, with a fair value of $0.1 million. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the consolidated statements of income.

Investments in limited partnerships consist of investments in hedge funds investing primarily in marketable securities. At December 31, 2004, investments in limited partnerships totaled $20.3 million. These investments in limited partnerships do not have readily available price quotations. These investments are accounted for under the equity method, which approximates fair value, or at the fair value as estimated by management. In determining the estimated fair value, we consider all appropriate factors relevant to such investments and consistently apply the procedures for arriving at estimated fair value. However, because of the assumptions inherent to estimate fair value, actual fair value could differ from the estimated fair value as determined by management. Gains and losses for changes in fair value and other than temporary impairments are included in other revenues in the consolidated statements of income.

Soft Dollar Programs

We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We are accounting for the cost of independent research and directed brokerage arrangements on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, and accordingly, payments relating to soft dollars are netted against the commission revenues. Prepaid soft

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dollar research balances are included in Receivables from Brokers, Dealers and Other and accrued soft dollar research payable balances are classified as Accounts Payable and Accrued Expenses in our consolidated statements of financial condition.

Soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2004, 2003, and 2002 were as follows:

	$ millions
	2004	2003	2002
Net soft dollar commissions	$54.1	$53.2	$33.6
Prepaid soft dollar research, gross	7.8	6.8	7.9
Allowance for prepaid soft dollar research	(1.7)	(2.0)	(2.3)
Prepaid soft dollar research, net of allowance	6.1	4.8	5.6
Accrued soft dollar research payable	17.6	18.8	20.9

Capitalized Software

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we capitalize software development costs where technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, Accounting for Research and Development Costs. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life, which is 24 months or less. Amortization begins when the product is available for release to customers. Amortization of software development costs is included in other general and administrative expenses in the consolidated statements of income.

Research and Development

All research and development costs are expensed as incurred. Research and development costs were $23.3 million, $24.1 million and $23.0 million for 2004, 2003 and 2002, respectively.

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

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As is the normal practice in our industry, the values we report for certain long-lived assets, specifically exchange seats and stock exchange trading rights, are valued at cost or a lesser amount (fair market value) if there is an other-than-temporary impairment in value. The fair value of exchange seats is determined by referencing actual seat sales as well as evaluating external factors in order to assess the nature and extent of impairment, if any.

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

Stock-Based Compensation

As of December 31, 2002, we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. Effective January 1, 2003, we began to account for stock-based compensation in accordance with the fair-value method prescribed by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under this method of adoption, compensation expense will be recognized based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period. The company

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is permitted to grant performance based stock options and records stock based compensation expense for these options based on management’s estimates of performance achievement.

Had compensation cost for our stock option plan been determined consistent with SFAS No. 123 for all years presented below, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

	2004	2003	2002
Net income, as reported	$40,983	$41,953	$73,810
Add: Stock-based compensation expense included in reported net income, net of taxes ($439 and $490 for the years ended December 31, 2004 and 2003, respectively)	700	674	—
Deduct: Total stock-based compensation expense determined under fair value based method(a)	(3,172)	(5,420)	(7,890)
Pro forma net income	$38,511	$37,207	$65,920
Earnings per share:
Basic—as reported	$0.96	$0.89	$1.52
Basic—pro forma	$0.90	$0.79	$1.36
Diluted—as reported	$0.96	$0.89	$1.51
Diluted—pro forma	$0.90	$0.79	$1.35
Basic shares	42,811	46,996	48,464
Diluted shares	42,841	47,016	49,003

Note:

(a) determined under fair value based method for all awards, net of tax ($1,985, $3,941 and $5,714 for the years ended December 31, 2004, 2003 and 2002, respectively)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.2%	2.3%	3.0%
Expected volatility	47%	45%	42%
Expected life (years)	4.00	4.25	4.25

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the statement of financial condition, and revenues and expenses are translated at average rates of exchange during the fiscal year. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. dollar, are reflected as a component of accumulated other comprehensive income in our stockholders’ equity. Gains or losses on foreign currency transactions are included in other general and administrative expenses in the consolidated statements of income.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Acquisitions

Radical

On March 29, 2004, we acquired the remaining 75% of Radical Corporation (“Radical”) that we did not already own for $12.2 million in cash. The Radical business augments our product offerings for the active trading community. The total purchase price of $13.2 million is subject to a potential purchase price adjustment (not to exceed $5.8 million) based upon performance over the one year period following our February 27, 2004 call option exercise. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Dollars in thousands
Goodwill	$10,238
Intangible assets—Radical software	2,880
Other net current assets	253
Current liabilities	(211)
Total purchase price	$13,160

Hoenig

On September 3, 2002, we completed the acquisition of Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

The following represents the summary unaudited pro forma condensed combined results of operations for the year ended December 31, 2002 as if the Hoenig acquisition had occurred at the beginning of 2002 (dollars in thousands, except per share data):

Year ended December 31, 2002	Dollars in thousands
Total revenues	$417,606
Net income	66,493
Basic earnings per share	1.37
Diluted earnings per share	1.36

The pro forma results are not necessarily indicative of what would have occurred if the Hoenig acquisition had been in effect for the periods presented, nor are they indicative of the results that will occur in the future.

The consolidated financial statements include the results of operations of the above businesses from their respective dates of acquisition.

(4)   Subsidiary Equity Transactions

On April 8, 2004, we entered into a Canadian joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia. As part of the joint venture agreement, we sold 50% of our interest in KTG, formerly a wholly-owned subsidiary, to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$2.4 million on a pretax

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis, which includes a $0.5 million realization of cumulative translation adjustments, and US$1.5 million on an after-tax basis. Our remaining 50% interest was contributed to the new joint venture, which will continue to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology. Our 50% interest in the new joint venture is accounted for under the equity method of accounting.

(5)   Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles at December 31:

	Goodwill		Other Intangibles
	2004	2003	2004	2003
Reporting Units:	(Dollars in thousands)
U.S. Operations	$66,206	$56,774	$2,556	$270
International Operations	20,344	20,369	101	4,477
Total	$86,550	$77,143	$2,657	$4,747

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

We recorded approximately $56.0 million of goodwill in relation to the     Hoenig acquisition. See Note 3, Acquisitions. As of December 31, 2004, goodwill also included $10.2 million of Goodwill related to the completion of our March 2004 acquisition of Radical (See Note 3, Acquisitions), an aggregate of $20.3 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the year ended December 31, 2004, no goodwill was deemed impaired and, accordingly, no write-off was required.

As of December 31, 2004, other intangibles included (i) the software license acquired in 2004 from Radical ($2.4 million), (ii) the Hoenig trade name ($0.1 million), and (iii) certain trading rights principally in Hong Kong ($0.1 million). The decrease from 2003 is primarily due to the sale of KTG ($4.4 million) as a result of the IRESS joint venture and amortization. These other intangibles are amortized over their respective estimated useful life, which ranges from 3 to 15 years, with the remaining weighted average amortization period approximating 3.6 years. Our Hong Kong trading rights at December 31, 2004 reflect a $0.5 million impairment write-down to fair value taken in 2003.

We recorded amortization expense in relation to other intangibles of approximately $0.7 million and $0.6 million for the years ended December 31, 2004 and December 31, 2003 respectively. Estimated amortization expense for existing other intangibles is approximately $2.6 million in total for the five-year period ending December 31, 2009 as follows:

Dollars in Millions
2005	2006	2007	2008	2009
$0.7	$0.6	$0.6	$0.6	$0.1

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Restructuring Charges

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

Total restructuring charges	$5,874
Amount paid in 2002	1,414
Balance at December 31, 2002	4,460
Amount paid in 2003	4,320
Adjustments in Third Quarter 2003	(140)
Balance at December 31, 2003	$0

The restructuring was completed as of December 31, 2003.

(7)   Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased at December 31:

	Securities Owned		Securities Sold, Not Yet Purchased
	2004	2003	2004	2003
	(Dollars in thousands)
Auction rate preferred stock	$4,000	$10,500	$—	$—
State and municipal government obligations	19,700	7,125	—	—
Corporate stocks	3,461	1,537	30	1,264
Other	5,369	5,012	—	—
Total	$32,530	$24,174	$30	$1,264

Securities owned may include certain securities that are not readily marketable because (a) there is no market based upon quoted market prices from third parties, (b) they cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) they cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 2004, the Company held warrants at an estimated fair value of $40,200. Additionally, we held 168,529 shares of Archipelago Holdings Inc., acquired under an equity entitlement program, which held its initial public offering in August 2004. Although a market price was available for these shares at December 31, 2004, we were prohibited from selling our shares through February 2005. Accordingly, following the specialized accounting practices available for broker-dealers, the restriction on trading in Archipelago Holdings was considered in arriving at the appropriate fair value of the shares, which value was reduced from the quoted market value of $3.5 million at December 31, 2004, to $3.3 million. Unrealized gains and losses are included in other revenues in the consolidated statements of income.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other at December 31,:

	Receivables From		Payables To
	2004	2003	2004	2003
	(Dollars in thousands)
Customers	$142,380	$168,448	$110,874	$116,792
Clearing brokers and other	58,462	53,783	31,572	70,972
Allowance for doubtful receivables	(2,200)	(2,371)	—	—
Total	$198,642	$219,860	$142,446	$187,764

We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. We recorded a reduction to the allowance of $0.1 million in the year ended December 31, 2004 and recorded an addition to the allowance of $0.4 million in the year ended December 31, 2003. Write-offs against the allowance of $0.1 million were recorded during the years ended December 31, 2004 and 2003.

(9)   Premises and Equipment

The following is a summary of premises and equipment at December 31:

	(Dollars in thousands)
	2004	2003
Furniture, fixtures and equipment	$91,641	$83,880
Leasehold improvements	16,957	14,668
	108,598	98,548
Less: accumulated depreciation and amortization	84,575	73,460
Total	$24,023	$25,088

Depreciation and amortization expense relating to premises and equipment amounted to $13.4 million, $14.4 million, and $13.8 million in 2004, 2003, and 2002, respectively.

(10)   Capitalized Software

The following is a summary of capitalized software costs at December 31:

	(Dollars in thousands)
	2004	2003
Capitalized software costs	$13,262	$11,528
Less: accumulated amortization	4,336	4,953
Total	$8,926	$6,575

Software costs totaling $8.2 million and $5.0 million were capitalized in 2004 and 2003, respectively, primarily for the development of new versions of several products. Also during 2004 and 2003, capitalized software costs and related accumulated amortization were each reduced by $6.2 million and $1.7 million, respectively for fully amortized costs.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized software costs of $2.4 million and $1.1 million were not subject to amortization as of December 31, 2004 and 2003, respectively, as the underlying products were not yet available for release to customers. In 2004, 2003 and 2002, other general and administrative expenses in our consolidated statements of income included $5.9 million, $5.0 million and $2.4 million, respectively, in relation to the amortization of capitalized software costs.

(11)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	(Dollars in thousands)
	2004	2003
Deferred compensation	$22,602	$22,172
Accrued soft dollar research payables	17,603	18,797
Trade payables	10,615	10,813
Accrued compensation and benefits	8,240	6,197
Accrued transaction processing	5,369	4,811
Accrued rent	2,824	2,387
Accrued telecom	1,946	2,132
Other accrued expenses	13,622	15,245
Total	$82,821	$82,554

(12)   Income Taxes

Income tax expense (benefit) consisted of the following components:

	(Dollars in thousands)
	2004	2003	2002
Current
Federal	$20,428	$22,134	$47,050
State	2,498	7,235	5,879
Foreign	774	548	601
	23,700	29,917	53,530
Deferred
Federal	(15)	(1,699)	480
State	1,924	(470)	(567)
	1,909	(2,169)	(87)
Total	$25,609	$27,748	$53,443

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31 were as follows:

	(Dollars in thousands)
	2004	2003
Deferred compensation	$9,215	$9,711
Capital investment loss	2,598	3,659
Depreciation	1,686	3,055
NYSE exchange seats impairment	1,038	762
Capitalized Software	(3,016)	(2,841)
Other deferred tax assets, net	1,303	1,460
Valuation allowance	(2,598)	(3,659)
Total	$10,226	$12,147

The valuation allowance of $2.6 million relates solely to a capital loss carryforward generated by Hoenig in 2001. Management believes it is unlikely to generate a sufficient amount of capital gain to utilize the deferred tax asset within the carryforward period (expiring June 30, 2006). There has been a change in the valuation allowance in the current year to reflect an amount realized, as well as changes in state tax rates. Management believes that realization of the remaining net deferred tax asset is more likely than not based on future reversals of existing taxable temporary differences and anticipated future taxable income as well as potential carryback capacity.

The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	2004	2003	2002
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax effect	5.3%	6.3%	4.9%
Non-deductible foreign losses	1.3%	3.0%	3.6%
R&D tax credits	(2.2)%	(5.0)%	(2.0)%
Other differences, net	(0.9)%	0.5%	0.5%
Effective income tax rate	38.5%	39.8%	42.0%

(13)   Related Party Transactions

After we entered into a Canadian joint venture with IRESS in April 2004, we contracted with IRESS KTG Canada LP to provide both ITG Canada and ITG Inc. with equity trading systems, market data, and destination/market connectivity. ITG Canada and ITG Inc. paid approximately $445,000 and $145,000, respectively for these services.

(14)   Off Balance Sheet Risk and Concentration of Credit Risk

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $144.7 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $144.7 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, securities owned, at fair value and receivables from brokers, dealers and other. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions.

(15)   Net Capital Requirement

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

At December 31, 2004, ITG Inc., AlterNet and ITG Execution Services had net capital of $102.7 million, $3.8 million and $1.0 million, respectively, of which $102.4 million, $3.7 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European and Asian operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2004 of approximately $10.2 million, $4.2 million, $27.8 million and $7.7 million, respectively.

As of December 31, 2004, ITG Inc. on behalf of its Hoenig division, held a $2.9 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(16)   Stockholders’ Equity

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we do not anticipate paying cash dividends on our common stock at this time.

As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in negotiated transactions. During the year ended December 31, 2004, we purchased 3.0 million shares of our common stock at an average cost of $13.78 per share and for $41.3 million in the aggregate. We purchased approximately 3.0 million shares of our common stock at an average cost of $16.73 per share and for $50.1 million in the aggregate during the year ended December 31, 2003. During 2004, our Board of Directors authorized the repurchase of 5.0 million additional shares of our common stock and we have 2.0 million shares remaining for repurchase under such authorization.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)   Employee and Non Employee Director Stock and Benefit Plans

Stock option plan

At December 31, 2004, we had a stock option plan.

Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the “1994 Plan”), options to purchase 8,948,056 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging through January 2011. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After such date, no further stock options shall be granted, but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors’ Plan. The Non-Employee Directors’ Plan generally provides for an annual grant to each non-employee director of an option to purchase 6,141 shares of Common Stock. In addition, the Non-Employee Directors’ Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of Common Stock. Stock options granted under the Non-Employee Directors’ Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options granted through January 21, 2003 became exercisable three months after the date of grant. All options granted subsequent to January 21, 2003 vest and become exercisable in equal installments on or about the first, second, and third anniversaries of the grant date. Stock options granted under the Non-Employee Directors’ Plan expire five years after the date of grant. A total of 557,050 shares of Common Stock are reserved for issuance under the Non-Employee Directors’ Plan.

Under the 1994 Plan, the Company is permitted to grant performance based stock options. In 2004 and 2003, performance-based options for 1.0 and 1.1 million shares, respectively were granted to select employees that vest, in whole or in part, on the third anniversary of the grant only if consolidated pre-tax profits of the Company reach certain levels. The Company recognizes stock based compensation expense (see Note 2—Summary of Significant Accounting Policies) over this three-year period. For the years-ended December 31, 2004 and December 31, 2003, the Company recorded stock based compensation expense of $0.6 million and $0.8 million, respectively based on management’s estimates of performance achievement. The performance based options vest at the end of the three year period and could result in no options actually being granted as a result of not meeting the three-year performance metric. The option summary tables below include 100% of the options granted regardless of management’s estimate of the likelihood of achieving the performance metric. No such performance based options were granted in 2002.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our stock option plan as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	3,692,183	$27.70
Granted	949,630	31.87
Exchanged by Hoenig employees for ITG options	99,448	22.02
Exercised	(759,146)	23.87
Forfeited	(84,419)	27.44
Outstanding at December 31, 2002	3,897,696	29.36
Granted	1,367,551	13.80
Exercised	(32,423)	13.53
Forfeited	(794,556)	26.25
Outstanding at December 31, 2003	4,438,268	25.47
Granted	1,006,519	13.05
Exercised	(30,206)	15.52
Forfeited	(1,191,504)	22.48
Outstanding at December 31, 2004	4,223,077	23.44
Amount Exercisable at December 31,
2004	2,028,228	30.75
2003	2,242,818	28.18
2002	1,773,183	27.69

The provision for income taxes excludes current tax benefits related to the exercise of stock options. For the years ended December 31, 2004, 2003 and 2002, those benefits totaled $20 thousand, $0.3 million and $5.5 million, respectively. Such benefit is reflected as an increase in Stockholders’ Equity.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 9.69 — $15.99	1,614,979	3.43	$12.79	56,960	$11.36
16.00 — 22.99	473,334	0.75	19.46	215,676	21.32
23.00 — 30.99	563,116	0.90	26.54	563,116	26.54
31.00 — 38.99	1,553,547	2.12	34.36	1,178,543	35.25
39.00 — 51.85	18,101	2.35	45.03	13,933	45.94
$ 9.69 — $51.85	4,223,077	2.51	$23.44	2,028,228	$30.75

Restricted Shares

Under the 1994 Plan, the Company is permitted to grant Restricted Share awards. In 2004, 80,908 restricted shares were granted to select employees that vest solely contingent upon continued employment through the third anniversary of this grant. Accordingly, not all restricted shares awarded will vest and be

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

delivered. The Company recognizes stock based compensation expense (see Note 2—Summary of Significant Accounting Policies) over this three-year period. For the year-ended December 31, 2004, the Company recorded stock based compensation expense of $0.1 million related to restricted stock awards.

ITG Employee and Non Employee Director Benefit Plans

All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Money Purchase Pension Plan (the “Plans”). These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $205,000 for 2004. The Plans’ features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the Plans and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. The costs for the Plans were $4,030,000, $3,335,000 and $2,767,000 in 2004, 2003 and 2002, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program (“SUA”), a mandatory tax-deferred compensation program established under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. Each participant is automatically granted units 15 days following the end of each calendar quarter based on participant’s actual or assigned compensation reduction. The units are at all times fully vested and non-forfeitable. The units are to be settled on or after the third anniversary of the date of grant. Effective June 30, 2003, the SUA plan was amended prospectively to include mandatory participation for all employees earning total compensation per annum of $200,000 and greater. The amended plan also deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company’s common stock equal in value to 130% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares half of which are to be distributed on the third anniversary of the deferral and the remaining half on the sixth anniversary of deferment. The match representing 30% is contingent only on employment with the Company and vests 50% on the third anniversary of the match and the remaining 50% on the sixth year of the match. We included the participants’ deferral in compensation expense and recognized additional compensation expense of $276,000, $227,000, and $758,000 in 2004, 2003, and 2002, respectively, which represents the 15% (and 30%, effective April 1, 2003) excess over the amount actually deferred by the participants. During 2004, 2003, and 2002, we granted 338,216, 219,054, and 115,477 units, respectively, to the employees in the SUA. During 2004, 2003, and 2002 we issued 110,043, 127,769 and 99,230 shares, respectively, of our common stock in connection with the SUA.

Under the Directors’ Retainer Fee Subplan, adopted in 2002, directors who are not our employees receive an annual retainer fee of $50,000, with the exception of the external lead Director who receives $75,000. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to freely sellable shares when the director retires from our Board of Directors. The cost of the Directors’ Retainer Fee Subplan was $297,000, $350,000, and $150,000 in 2004, 2003, and 2002, respectively, and is included in other general and administrative expenses in the consolidated statements of income.

In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan (“ESPP”), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our Common Stock at a 15% discount through automatic payroll deductions. Since January 1, 2003 the company recognized stock based compensation expense related to the 15% discount. For the years ended December 31, 2004 and 2003, the company recorded stock based compensation expense of $296,000 and $146,000, respectively.

(18)   Earnings Per Share

Net earnings per share of common stock is based upon an adjusted weighted average number of shares of common stock outstanding to reflect our three-for-two stock split in December 2001. The average number of outstanding shares for the years ended December 31, 2004, 2003, and 2002 was 42.8 million, 47.0 million and 48.5 million, respectively.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	(In thousands, except per share amounts)
	2004	2003	2002
Net income for basic and diluted earnings per share	$40,983	$41,953	$73,810
Shares of common stock and common stock equivalents:
Average number of common shares	42,811	46,996	48,464
Average shares used in basic computation	42,811	46,996	48,464
Effect of dilutive securities	30	20	539
Average shares used in diluted computation	42,841	47,016	49,003
Earnings per share:
Basic	$0.96	$0.89	$1.52
Diluted	$0.96	$0.89	$1.51

At December 31, 2004, 2003 and 2002, approximately 3,307,000, 4,045,000 and 759,000 securities, respectively, were not included in the computation of diluted earnings per share because their effects would have been antidilutive.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)   Commitments and Contingencies

Lease commitments

We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended December 31, 2004, 2003, and 2002 was $8.6 million, $8.9 million, and $7.7 million, respectively. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2005	$7,488
2006	6,952
2007	7,249
2008	7,128
2009	6,861
2010 and thereafter	24,910
Total	$60,588

Other commitments

Pursuant to employment agreements expiring in 2005 and 2006, we are obligated to pay six employees aggregate minimum compensation of $5.7 million in the year ending December 31, 2005 and four employees $2.8 million in the year ending December 31, 2006. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate severance payments totaling the lower of $5.7 million or the remaining minimum compensation due, net of payments made through the termination date.

Pursuant to a contract expiring in 2008, we are obligated to purchase business recovery services totaling $2.0 million.

(20)   Segment Reporting

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company’s business structure is organized into two reportable segments: U.S. operations and international operations. The U.S. operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. The international operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, as well as a research facility in Israel.

Due to the highly integrated nature of global financial markets, the Company manages its international operations segment as a whole. Accordingly, management believes that results by geographic region are not necessarily conducive to a better understanding of its business.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions that occur are based on specific criteria or approximate market prices. The Company allocates resources to, and evaluates performance of, its reportable segments based on income before income tax expense.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
2004
Total revenues	$259,840	$74,646	$334,486
Income (loss) before income tax expense	62,577	4,015	66,592
Identifiable Assets	354,540	257,918	612,458
Capital purchases	11,576	1,261	12,837
2003
Total revenues	$273,781	$60,211	$333,992
Income (loss) before income tax expense	74,262	(4,561)	69,701
Identifiable Assets	344,525	305,323	649,848
Capital purchases	8,675	1,421	10,096
2002
Total revenues	$346,040	$41,541	$387,581
Income (loss) before income tax expense	137,919	(10,666)	127,253
Identifiable Assets	360,052	234,202	594,254
Capital purchases	10,144	3,523	13,667

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)   Supplementary Financial Information (unaudited)

The following tables set forth certain unaudited financial data for our quarterly operations in 2004 and 2003. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Unaudited Year Ended December 31, 2004				Unaudited Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, expect per share amounts)
Total Revenues	$89,612	$86,315	$80,987	$77,572	$86,517	$85,322	$88,642	$73,511
Expenses:
Compensation and employee benefits	32,671	31,620	29,370	29,172	29,836	29,028	30,438	28,768
Transaction processing	13,961	13,368	12,171	11,580	12,756	11,501	11,965	10,094
Software royalties	3,321	3,381	3,288	3,816	4,367	4,881	4,530	3,116
Occupancy and equipment	7,640	7,918	7,449	7,341	7,431	7,963	8,093	7,662
Telecommunications and data processing services	4,454	4,549	4,338	4,637	4,630	4,457	4,757	4,490
Other general and administrative	8,876	8,097	7,697	7,179	9,536	8,106	8,746	7,140
Total expenses	70,923	68,933	64,313	63,725	68,556	65,936	68,529	61,270
Income before income tax expense	18,689	17,382	16,674	13,847	17,961	19,386	20,113	12,241
Income tax expense	6,028	6,798	7,190	5,593	5,504	8,194	8,298	5,752
Net income	$12,661	$10,584	$9,484	$8,254	$12,457	$11,192	$11,815	$6,489
Basic earnings per share	$0.30	$0.25	$0.22	$0.19	$0.27	$0.24	$0.25	$0.14
Diluted earnings per share	$0.30	$0.25	$0.22	$0.19	$0.27	$0.24	$0.25	$0.14
Basic weighed average number of common shares outstanding	41,928	41,885	43,138	44,314	46,257	47,168	47,227	47,337
Diluted weighted average number of common shares outstanding	42,036	41,892	43,144	44,325	46,284	47,197	47,237	47,353

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	Unaudited Year Ended December 31, 2004				Unaudited Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(As a percentage of Total Revenues)
Total Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.5	36.6	36.3	37.6	34.5	34.0	34.3	39.1
Transaction processing	15.6	15.5	15.0	14.9	14.7	13.5	13.5	13.7
Software royalties	3.7	3.9	4.0	4.9	5.0	5.7	5.1	4.2
Occupancy and equipment	8.5	9.2	9.2	9.5	8.6	9.4	9.1	10.4
Telecommunications and data processing services	5.0	5.3	5.4	6.0	5.4	5.2	5.4	6.1
Other general and administrative	9.9	9.4	9.5	9.3	11.0	9.5	9.9	9.8
Total expenses	79.2	79.9	79.4	82.2	79.2	77.3	77.3	83.3
Income before income tax expense	20.8	20.1	20.6	17.8	20.8	22.7	22.7	16.7
Income tax expense	6.7	7.9	8.9	7.2	6.4	9.6	9.4	7.9
Net income	14.1%	12.2%	11.7%	10.6%	14.4%	13.1%	13.3%	8.8%

(22)   Subsequent Events

On December 16, 2004, we signed an agreement with Morgan Stanley Capital International Inc. (“MSCI”), to acquire the remaining 50% interest in POSIT, a Joint Venture from BARRA POSIT Inc., a subsidiary of MSCI. This transaction was completed on February 1, 2005 giving the company sole ownership of the POSIT Joint Venture. The purchase price consisted of an initial payment of $90 million, paid at the closing of the transaction, and a contingent component payable over the ten years following closing equal to 1.25 % of the revenues from the business of the POSIT Joint Venture. At its discretion, ITG has the right to accelerate these contingent payments at any time during the ten-year period. This transaction will result in significant savings from decreased royalty payments partially offset by amortization costs related to the intellectual property.

On February 28, 2005, we acquired E-Crossnet to offer professional investors in Europe an integrated equities crossing system with access to an expanded liquidity pool.

We are in the process of applying to register as a foreign company securities corporation with the Japanese Financial Service Agency under the Foreign Securities Company Law of Japan and become a member firm of the Japan Securities Dealers Association and the Japan Investor Protection Fund in order to commence trading activity in Japan in 2005.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants reportable herein.

Item 9A.                Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

In October 2004, we satisfactorily completed the implementation of new processes within our software development and technical production systems environments that improved access controls, as well as control over the software production release, monitoring and support processes.  Other than the aforementioned changes, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Investment Technology Group, Inc. (“ITG”) is responsible for establishing and maintaining adequate internal control over financial reporting. ITG’s internal control over financial reporting is a process designed under the supervision of ITG’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ITG’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of ITG’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that ITG maintained effective internal control over financial reporting as of December 31, 2004.

ITG’s management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Investment Technology Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Investment Technology Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Investment Technology Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 15, 2005

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information with respect to this item is contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.                 Executive Compensation

Information with respect to this item is contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item is contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information with respect to this item is contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

Information with respect to this item is contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
10.1

Joint Venture Interest Purchase Agreement, between Morgan Stanley Capital International, Inc., Barra Posit Inc., Investment Technology Group, Inc. ITG Capital, Inc. and ITG Software Solutions, Inc., dated December 15, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 17, 2004).

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

10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors’ Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2

Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.3

Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003), (incorporated by reference to Exhibit 10.3.3 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.3.4	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6*	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan.
10.3.7	Fourth Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).
10.3.8

Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.9	Employment Agreement between ITG Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K/A dated December 20, 2004).
10.3.10	Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.11	Agreement between Robert J. Russel and Investment Technology Group, Inc. dated November 30, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 8, 2004).
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
10.5

Stock Purchase Agreement dated as of June 11, 2003, by and among the Company, Radical Corporation, and the Individuals Named Therein (incorporated by reference to Exhibit 10.5 to the Annual report on Form 10-K for the year ended December 31, 2003).

21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1*	Section 1350 Certification

*                    Filed herewith

(b)  Index to Exhibits                    See list of exhibits at Item 14(a)(3) above and exhibits following.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant

Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND L. KILLIAN, JR.	Chief Executive Officer, President and	March 15, 2005
Raymond L. Killian, Jr.	Chairman of the Board of Directors
/s/ HOWARD C. NAPHTALI	Managing Director and Chief Financial Officer	March 15, 2005
Howard C. Naphtali	(Principal Financial Officer)
/s/ ANGELO BULONE	Senior Vice President and Controller	March 15, 2005
Angelo Bulone	(Principal Accounting Officer)
/s/ J. WILLIAM BURDETT	Director	March 15, 2005
J. William Burdett
/s/ WILLIAM I JACOBS	Director	March 15, 2005
William I Jacobs
/s/ TIMOTHY L. JONES	Director	March 15, 2005
Timothy L. Jones
/s/ ROBERT L. KING	Director	March 15, 2005
Robert L. King
/s/ MAUREEN O’HARA	Director	March 15, 2005
Maureen O’Hara
/s/ BRIAN STECK	Director	March 15, 2005
Brian Steck

EXHIBIT INDEX

Exhibits Number	Description	Sequentially Numbered Page
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
10.1

Joint Venture Interest Purchase Agreement, between Morgan Stanley Capital International, Inc., Barra Posit Inc., Investment Technology Group, Inc. ITG Capital, Inc. and ITG Software Solutions, Inc., dated December 15, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 17, 2004).

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

10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors’ Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2

Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.3

Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003), (incorporated by reference to Exhibit 10.3.3 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.3.4	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.6*	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan.
10.3.7	Fourth Amended and Restated Stock Unit Award Program (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).
10.3.8

Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.9	Employment Agreement between ITG Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K/A dated December 20, 2004).
10.3.10	Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.11	Agreement between Robert J. Russel and Investment Technology Group, Inc. dated November 30, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 8, 2004).
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
10.5

Stock Purchase Agreement dated as of June 11, 2003, by and among the Company, Radical Corporation, and the Individuals Named Therein (incorporated by reference to Exhibit 10.5 to the Annual report on Form 10-K for the year ended December 31, 2003).

21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1*	Section 1350 Certification

*                    Filed herewith