Form 10-K/A
period 2004-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2005-03-23
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                    to

Commission File Number 0-23644

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	95-2848406 (IRS Employer Identification No.)
380 Madison Avenue, New York, New York (Address of principal executive offices)	(212) 588-4000 (Registrant’s telephone number, including area code)
10017 (Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K    Yes☐ No ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2)

Yes ☒ No ☐

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 25, 2004:	Number of shares outstanding of the Registrant’s Class of common stock at March 1, 2005:
$505,579,820	42,024,530

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to re-file, as amended, the Report of Independent Registered Public Accounting Firm under Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 15, 2004 (the “Original Filing”).  The sole reason we are filing this Form 10-K/A is to include the following text at the end of the fourth paragraph of the Report of Independent Registered Public Accounting Firm, which was inadvertently omitted from the Original Filing:

“Also, in our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A and (2) a revised Consent of Independent Registered Public Accounting Firm, dated March 23, 2005, as a result of the revisions described above is being filed.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

In our opinion, management’s assessment that Investment Technology Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 15, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

21*	Subsidiaries of Company.
23**	Consent of KPMG LLP.
31.1**	Rule 13a-14(a) Certification
31.2**	Rule 13a-14(a) Certification
32.1**	Section 1350 Certification

*                                         Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004, dated March 15, 2005.

**                                  Filed herewith

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.

By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and Duly
Authorized Signatory of Registrant

Dated: March 23, 2005

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAYMOND L. KILLIAN, JR.	Chief Executive Officer, President and	March 23, 2005
Raymond L. Killian, Jr.	Chairman of the Board of Directors

/s/ HOWARD C. NAPHTALI	Managing Director and Chief Financial	March 23, 2005
Howard C. Naphtali	Officer (Principal Financial Officer)

/s/ ANGELO BULONE	Senior Vice President and Controller	March 23, 2005
Angelo Bulone	(Principal Accounting Officer)

/s/ J. WILLIAM BURDETT	Director	March 23, 2005
J. William Burdett

/s/ WILLIAM I JACOBS	Director	March 23, 2005
William I Jacobs

/s/ TIMOTHY L. JONES	Director	March 23, 2005
Timothy L. Jones

/s/ ROBERT L. KING	Director	March 23, 2005
Robert L. King

/s/ MAUREEN O’HARA	Director	March 23, 2005
Maureen O’Hara

/s/ BRIAN STECK	Director	March 23, 2005
Brian Steck