Form 10-Q
period 2005-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2005-05-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended March 31, 2005

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

Yes ☒   No ☐

As of May 3, 2005, the Registrant had 42,040,874 shares of common stock, $0.01 par value, outstanding.

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

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial condition, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Our Results of Operations - in our annual report on Form 10-K for the year ended December 31, 2004, which you are encouraged to read.  Our 2004 Annual Report to Shareholders and Form 10-K are also available through our website at http://www.itginc.com/investor.

PART I. -                     FINANCIAL INFORMATION

Item 1.           Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$165,435	$206,465
Cash restricted or segregated	8,043	7,287
Securities owned, at fair value	8,779	32,530
Receivables from brokers, dealers and other, net	953,123	198,642
Investments in limited partnerships	10,831	20,311
Premises and equipment, net	21,474	24,023
Capitalized software, net	9,975	8,926
Goodwill	174,130	86,550
Other intangibles	12,946	2,657
Deferred taxes	9,132	10,226
Other assets	13,974	14,841
Total assets	$1,387,842	$612,458

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$86,814	$82,821
Payables to brokers, dealers and other	900,837	142,446
Software royalties payable	943	3,350
Securities sold, not yet purchased, at fair value	2,029	30
Income taxes payable	11,491	13,310
Total liabilities	1,002,114	241,957

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,363,873 and 51,327,388 at March 31, 2005 and December 31, 2004, respectively and 42,024,530 and 41,950,670 shares outstanding at March 31, 2005 and December 31, 2004, respectively	514	513
Additional paid-in capital	163,177	161,169
Retained earnings	388,197	374,961
Common stock held in treasury, at cost; shares: 9,339,343 and 9,376,718 at March 31, 2005 and December 31, 2004, respectively	(176,389)	(177,095)
Accumulated other comprehensive income:
Currency translation adjustment	10,229	10,953
Total stockholders’ equity	385,728	370,501
Total liabilities and stockholders’ equity	$1,387,842	$612,458

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 26, 2004
Revenues:
Commissions	$87,533	$74,509
Other	4,129	3,063
Total revenues	91,662	77,572

Expenses:
Compensation and employee benefits	33,865	29,172
Transaction processing	13,196	11,580
Software royalties	1,088	3,816
Occupancy and equipment	7,253	7,341
Telecommunications and data processing services	4,865	4,637
Other general and administrative	9,184	7,179
Total expenses	69,451	63,725

Income before income tax expense	22,211	13,847

Income tax expense	8,975	5,593
Net income	$13,236	$8,254

Earnings per share:

Basic	$0.32	$0.19
Diluted	$0.31	$0.19

Basic weighted average number of common shares outstanding	42,010	44,314
Diluted weighted average number of common shares outstanding	42,161	44,325

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2005

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	$—	$513	$161,169	$374,961	$(177,095)	$10,953	$370,501

Issuance of common stock for the employee stock unit award plan (37,375 shares)	—	—	1,335	—	706	—	2,041
Issuance of common stock for the employee stock purchase plan (36,485 shares)	—	1	403	—	—	—	404
Stock-based compensation	—	—	270	—	—	—	270
Comprehensive income:
Net income	—	—	—	13,236	—	—	13,236
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(724)	(724)
Comprehensive income							12,512
Balance at March 31, 2005	$—	$514	$163,177	$388,197	$(176,389)	$10,229	$385,728

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31, 2005	March 26, 2004
Cash flows from Operating Activities:
Net income	$13,236	$8,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,017	4,706
Deferred income tax expense benefit	1,088	(1,315)
Provision for doubtful accounts	(173)	(22)
Stock-based compensation	270	242
Changes in operating assets and liabilities:
Cash, restricted or segregated	(780)	(129)
Securities owned, at fair value	(289)	(26,769)
Receivables from brokers, dealers and other, net	(765,432)	(844,697)
Accounts payable and accrued expenses	3,214	6,074
Payables to brokers, dealers and other	769,119	839,513
Securities sold, not yet purchased, at fair value	1,999	(992)
Income taxes payable	(1,808)	3,642
Other, net	(87)	(1,895)
Net cash provided by (used in) operating activities	25,374	(13,388)
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(97,549)	—
Proceeds from sale of investments	32,358	—
Capital purchases	(833)	(2,194)
Capitalization of software development costs	(2,513)	(1,335)
Net cash used in investing activities	(68,537)	(3,529)

Cash flows from Financing Activities:
Tax benefit from employee stock options	—	4
Common stock issued	2,445	1,268
Common stock repurchased	—	(15,131)
Net cash provided by (used in) financing activities	2,445	(13,859)

Effect of exchange rate changes on cash and cash equivalents	(312)	(22)
Net decrease in cash and cash equivalents	(41,030)	(30,798)
Cash and cash equivalents - beginning of year	206,465	239,013
Cash and cash equivalents - end of period	$165,435	$208,215

Supplemental cash flow information
Interest paid	$847	$374
Income taxes paid	$7,013	$3,473

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG”, the “Company”, “we” or “us”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services, Inc., a New York Stock Exchange floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6) ITG Hoenig Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong,  (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S. and (8) ITG Japan Ltd., our start-up business in Japan.

We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading.  We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S.  The International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong, as well as our start-up business in Japan and a research and development facility in Israel.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results. Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

(3) Stock-Based Compensation

At March 31, 2005, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 17, Employee and Non Employee Director Stock and Benefit Plans, in our annual report on Form 10-K for the year ended December 31, 2004.

Effective January 1, 2003, we adopted the fair-value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. We used the prospective adoption method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period.  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which was a revision to SFAS No. 123. As a result, the fair value based method of accounting for stock-based payments will be required on a modified prospective basis, meaning any previously granted but unvested awards will be recorded as an expense on a prorated basis over the remaining vesting period.  As we voluntarily adopted the fair value method approach January 1, 2003 on a prospective basis, the impact the revised Statement will have on our results of operations, financial position and cash flows will be minimal.  SFAS No. 123R was effective for interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged.  However in April 2005, the Securities and Exchange Commission announced a compliance date effective for fiscal years beginning after June 15, 2005.

Employee stock options granted prior to 2003 continue to be accounted for under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123.  In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant.

The following table displays pro forma information as if the provisions of SFAS No. 123 had been applied to all stock options granted (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2005	March 26, 2004

Net income, as reported	$13,236	$8,254

Add:
Stock-based compensation expense included in reported net income, net of taxes ($109 and $98 for the three months ended March 31, 2005 and March 26, 2004, respectively)	161	144
Deduct:
Total stock-based compensation expense determined under fair value based method (a)	(488)	(601)
Net income, pro forma	$12,909	$7,797
Earnings per share:
Basic – as reported	$0.32	$0.19
Basic – pro forma	$0.31	$0.18
Diluted – as reported	$0.31	$0.19
Diluted – pro forma	$0.31	$0.18

Note:

(a)          determined under fair value based method for all awards, net of tax ($330 and $407 for the three months ended March 31, 2005 and March 26, 2004, respectively).

(4) Acquisitions

On February 1, 2005 we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.0 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture).  As a result of the POSIT transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture.  The initial $90.0 million purchase price was allocated among goodwill ($79.5 million), and intangible assets ($10.5 million) consisting of the POSIT trade name and proprietary software.  Through March 31, 2005, the contingent component approximated $250,000, which was recorded as additional goodwill.

Prior to the closing of the POSIT transaction, pursuant to license agreements with the POSIT Joint Venture, we paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT.  Through January 31, 2005, we incurred royalties to the POSIT Joint Venture of $1.1 million, compared with royalties of $3.6 million incurred during the quarter ended March 26, 2004.

On February 28, 2005, we acquired E-Crossnet to offer professional investors in Europe an integrated European equities crossing system with access to an expanded liquidity pool.

(5) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004

U.S. Operations	$151,535	$66,206	$12,554	$2,556
International Operations	22,595	20,344	392	101
Total	$174,130	$86,550	$12,946	$2,657

We recorded additional goodwill in 2005 related to the POSIT transaction, the acquisition of E-Crossnet and the additional contingent purchase price consideration related to the March 29, 2004 acquisition of Radical.

We recorded intangible assets of $10.5 million consisting of proprietary software and the POSIT trade name as part of the POSIT transaction.

During the quarter ended March 31, 2005, no goodwill was deemed impaired and accordingly, no write-off was required.

We amortize other intangibles over their respective estimated useful lives, which range from two to five years.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Auction rate preferred stock	$—	$4,000	$—	$—
State and municipal government obligations	—	19,700	—	—
Corporate stocks	3,487	3,461	2,029	30
Mutual Funds	5,292	5,369	—	—
Total	$8,779	$32,530	$2,029	$30

(7) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other (dollars in thousands):

	Receivables From		Payables To
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Customers	$872,509	$142,380	$732,438	$110,874
Clearing brokers and other	82,671	58,462	168,399	31,572
Allowance for doubtful receivables	(2,057)	(2,200)	—	—
Total	$953,123	$198,642	$900,837	$142,446

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Deferred compensation	$20,283	$22,602
Accrued soft dollar research payables	19,482	17,603
Trade payables	6,976	10,615
Accrued compensation and benefits	16,085	8,240
Accrued transaction processing	5,141	5,369
Accrued rent	2,540	2,824
Accrued telecom	1,439	1,946
Other accrued expenses	14,868	13,622
Total	$86,814	$82,821

(9) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31, 2005	March 26, 2004
Three Months Ended
Net income for basic and diluted earnings per share	$13,236	$8,254
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	42,010	44,314
Effect of dilutive securities	151	11
Average common shares used in diluted computation	42,161	44,325
Earnings per share:
Basic	$0.32	$0.19
Diluted	$0.31	$0.19

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

	March 31, 2005	March 26, 2004

Three months ended	2,572	3,715

(10) Net Capital Requirement

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

At March 31, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $41.3 million, $3.3 million and $1.0 million, respectively, of which $41.0 million, $3.2 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2005 of approximately $11.3 million, $1.0 million, $4.4 million, and $16.4 million, respectively.

As of March 31, 2005, ITG Inc. on behalf of its Hoenig division, held a $3.7 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(11) Segment Reporting

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides research and equity trading services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, a start-up business in Japan and a research facility in Israel.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in our annual report on Form 10-K for the year ended December 31, 2004. Intersegment transactions that occur are based on specific criteria or approximate market prices. We allocate resources to and evaluate performance of our reportable segments based on income before income tax expense.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended March 31, 2005
Total revenues	$69,522	$22,140	$91,662
Income before income tax expense	20,282	1,929	22,211
Capital purchases	580	253	833

Three Months Ended March 26, 2004
Total revenues	$60,661	$16,911	$77,572
Income (loss) before income tax expense	13,959	(112)	13,847
Capital purchases	2,004	190	2,194

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Executive Overview

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. while our International Operations segment includes our brokerage businesses in Australia, Canada, Europe and Hong Kong, a start-up business in Japan, and a research facility in Israel.

We generate substantially all of our revenues from the following three products and services (“Commission Revenues”):

•                  POSIT

•                  Electronic Trading Desk

•                  Client Site Trading Products

Revenues primarily consist of commissions from customers use of our trade execution and analytical and research services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong.

Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, and other general and administrative expenses.

The market environment improved for our U.S. Operations this quarter with increased volumes in the overall equities markets.  ITG’s U.S. daily trading volumes in the first three months of 2005 (“First Quarter 2005”) increased by 18% compared with the first quarter of 2004, outperforming an increase of 6% for the NYSE and slight decline in NASDAQ volumes over the same period.  There continues to be pricing pressure in the U.S. equity markets resulting from continued competition from electronic execution providers and from traditional broker-dealers.  With market volatility continuing at historically low levels, large broker-dealers continue to aggressively use capital to compete for the portfolio trades that have been traditionally a core component of both

POSIT and our Electronic Trading Desk.  In this competitive environment, revenue per share traded has declined 8% in the First Quarter 2005, while ITG’s U.S. commission revenues per day increased 10% compared to last year as a result of the strengthened daily trading volumes.

Total revenues from our international segment of $22.1 million include a $0.9 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our international markets.  International operating revenues (excluding exchange rate impact) were up 25% for the First Quarter 2005 versus the first three months of 2004 (“First Quarter 2004”).

Revenues and pre-tax results improved in all four international operating subsidiaries.  Canada posted pre-tax profitability of $1.5 million in First Quarter 2005 and the combined Australia/Asia region had a pre-tax profit of $0.1 million, which includes $0.2 million in costs pertaining to our expansion into Japan.  Growth in Europe improved this quarter due to higher levels of portfolio trading business within ITG’s customer base together with the benefits derived from the acquisition of E-Crossnet Ltd., a former competitor.  The International Operations as a whole posted a pre-tax profit of $1.9 million, which included a foreign currency benefit of $0.1 million versus First Quarter 2004.

Results of Operations – Three Months Ended March 31, 2005 Compared to Three Months Ended March 26, 2004

Highlights

The table below sets forth certain items in the condensed consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2005	March 26, 2004
Revenues:
Commissions	95.5	96.0
Other	4.5	4.0
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.9	37.6
Transaction processing	14.4	14.9
Software royalties	1.2	4.9
Occupancy and equipment	7.9	9.5
Telecommunications and data processing services	5.3	6.0
Other general and administrative	10.0	9.3
Total expenses	75.7%	82.2%

Income before income tax expense	24.3	17.8

Income tax expense	9.8	7.2
Net income	14.5%	10.6%

Earnings Per Share:

Basic and diluted earnings per share for First Quarter 2005 increased $0.13, or 69%, to $0.32, and $0.12, or 63%, to $0.31, respectively, from $0.19 for First Quarter 2004.

Revenues:

Consolidated Revenue

Consolidated revenues increased $14.1 million, or 18%, to $91.7 million in First Quarter 2005.  There were 61 trading days in First Quarter 2005 compared with 59 trading days in First Quarter 2004.

Our commission revenues were aided by strong share volume/contract value growth within our U.S. and International Operations.  Share volumes grew 21% in our U.S. Operations and 24% in our Canadian Operations.  In Europe, the market value of executions grew 69%.  This strong growth was offset by a decrease in revenue capture in the U.S. and contract value per share in Europe, attributable, in part, to changes in business mix.

Consolidated other revenues increased $1.0 million to $4.1 million in First Quarter 2005 primarily reflecting higher revenues from our U.S. analytical research and routing products as well as Canadian customer facilitation and inter-listed arbitrage trading.  This was partially offset by lower U.S. investment income and the elimination of Canadian recurring revenue resulting from our sale of 50% of our interest in KTG Technologies Corp. on April 8, 2004.

The following table sets forth the components of revenues, by segment, included in the condensed consolidated statements of income (dollars in thousands):

	Three Months Ended,
	March 31, 2005	March 26, 2004	Change	% Change

U.S. Operations	$69,522	$60,661	$8,861	15
International Operations	22,140	16,911	5,229	31
Consolidated	$91,662	$77,572	$14,090	18

Revenues by segment – U.S. Operations

Revenues from U.S. Operations of $69.5 million increased 15% compared to First Quarter 2004.

Commissions

Commission revenues in First Quarter 2005 included a strong performance across our entire product spectrum, particularly from POSIT/TriAct, Triton and Radical.  We benefited from two additional trading days in the quarter and strong growth in average daily share volumes as noted in the following table, which includes key operating performance metrics:

	Three Months Ended
U.S. Operations	March 31, 2005	March 26, 2004	Change	% Change
Total trading volume (in billions of shares)	5.8	4.8	1.0	21
Trading volume per day (in millions of shares)	95.5	80.7	14.8	18
Commission revenues per trading day ($ millions)	$1.12	$1.02	$0.10	10
Average revenue per share ($)	$0.0117	$0.0127	$(0.001)	(8)
U.S. market trading days	61	59	2	3

Other

Other revenues increased $900,000 in First Quarter 2005 as a result of increased recurring revenues, principally from our analytical products, partially offset by a decline in income from our investment portfolio.

Revenues by segment - International Operations

Commissions

Commission revenues from International Operations increased $5.1 million, or 36%, and includes a $0.7 million benefit from exchange rate fluctuations resulting from a weakened U.S. Dollar relative to the currencies in our international markets.  Excluding the foreign currency impact, we grew commission revenues $4.4 million or 31%.

In Europe, Australia and Hong Kong, the combined contract values increased in excess of 60% in First Quarter 2005 over First Quarter 2004.

In Europe, we increased our market share of “customer business” on the London Stock Exchange (“LSE”) to 1.56% versus 0.88% in the First Quarter 2004.  The increase in LSE share volume and the increase in contract values more than offset a 10% decline in revenue capture, which was partly attributable to a change in business mix.

Commission revenues from our Canadian operations, which are earned on a per share basis as in the U.S., grew in line with our share volume increase of 24%.

	Three Months Ended
International Commission Revenues ($ millions)	March 31, 2005	March 26, 2004	Change	% Change
Europe	$9.7	$6.3	$3.4	54
Canada	5.2	4.2	1.0	24
Australia	2.6	1.9	0.7	37
Hong Kong	1.6	1.6	—	—
Total Commission Revenues	19.1	14.0	5.1	36
Less: Currency Exchange Impact	(0.7)	—	(0.7)
Total Commission Revenues Excluding Currency Exchange Impact	$18.4	$14.0	$4.4	31

Commission revenues per trading day	$313,000	$238,000	$75,000	32

Other

Other revenues increased 5%, or $0.1 million, largely from increases in our Canadian customer facilitation and inter-listed arbitrage trading, partially offset by the elimination of subscription revenue from our sale of 50% of our interest in KTG Technologies Corp. on April 8, 2004.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment (dollars in thousands):

	Three Months Ended
	March 31, 2005	March 26, 2004	Change	% Change
Consolidated
Compensation and employee benefits	$33,865	$29,172	$4,693	16
Transaction processing	13,196	11,580	1,616	14
Software royalties	1,088	3,816	(2,728)	(71)
Occupancy and equipment	7,253	7,341	(88)	(1)
Telecommunications and data processing services	4,865	4,637	228	5
Other general and administrative	9,184	7,179	2,005	28
Income taxes	8,975	5,593	3,382	60

U.S. Operations
Compensation and employee benefits	24,501	21,733	2,768	13
Transaction processing	7,441	7,034	407	6
Software royalties	952	3,295	(2,343)	(71)
Occupancy and equipment	5,769	5,714	55	1
Telecommunications and data processing services	3,313	3,088	225	7
Other general and administrative	7,264	5,836	1,428	24
Income taxes	8,072	4,964	3,108	63

International Operations
Compensation and employee benefits	9,364	7,439	1,925	26
Transaction processing	5,755	4,546	1,209	27
Software royalties	136	521	(385)	(74)
Occupancy and equipment	1,484	1,627	(143)	(9)
Telecommunications and data processing services	1,552	1,549	3	—
Other general and administrative	1,920	1,343	577	43
Income taxes	903	629	274	44

In First Quarter 2005, foreign exchange rate fluctuations contributed approximately $0.8 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits: Our consolidated compensation expense increased $4.7 million as a result of an increase in average headcount (principally in the U.S.), higher performance based bonuses (due to revenue and profit growth) and benefits costs, as well as the impact of foreign currency translation as a result of weakened U.S. Dollar ($0.3 million).

U.S. compensation expense increased by $2.8 million, or 13% primarily reflecting increased headcount, as well as higher performance based bonuses.  Average U.S. headcount during First Quarter 2005 was 483 compared to 435 in First Quarter 2004.  The headcount increase is principally related to (i) the additions arising from our acquisitions of Radical on March 29, 2004 and the POSIT Joint Venture on February 1, 2005, (ii) the full effect of our headcount increases from Sarbanes-Oxley compliance and (iii) sales and support for our new products.

Total international compensation expense increased $1.9 million due to higher performance based bonuses and benefits costs, as well as the $0.3 million impact of exchange rate fluctuations.

Transaction processing: Consolidated transaction processing expenses increased by $1.6 million to $13.2 million in First Quarter 2005 primarily reflecting higher revenue levels, as revenues from our U.S. operations grew 15% and our International Operations grew 31% over First Quarter 2004.

U.S. transaction processing costs increased $0.4 million in First Quarter 2005 primarily resulting from higher share volume (reflecting higher daily share volume as well as two additional trading days in First Quarter 2005), partially offset by lower execution and clearing costs from rate reductions.

International transaction processing costs increased $1.2 million in First Quarter 2005 primarily resulting from an increase in business activity in First Quarter 2005 partially offset by reductions in unit costs for clearing in Europe.

Software royalties: Software royalties principally relate to POSIT royalties, which were contractually fixed as a percentage of POSIT revenues.  Following our February 1, 2005 acquisition of the 50% interest in the POSIT Joint Venture that we did not already own, we no longer incur POSIT royalty costs.

Occupancy and equipment: Consolidated occupancy and equipment costs remained relatively unchanged from First Quarter 2004 at $7.3 million.

Telecommunications and data processing services: Consolidated telecommunications and data processing services costs increased $0.2 million, or 5% primarily reflecting increased business activity and currency exchange rate impact.

Other general and administrative: Consolidated general and administrative costs increased $2.0 million, or 28% reflecting (i) higher marketing costs ($600,000) related to our marketing/branding effort, (ii) additional amortization of intangible assets resulting from the POSIT transaction and the acquisition of Radical, (iii) an increase in charitable contributions to aid the South East Asian Region devastated by the tsunami, and (iv) higher consulting costs related to the NASD’s investigation into our industry relating to gifts and gratuities, as well as higher legal costs, both of which are described further in the “Legal Proceedings” section.

Income tax expense

The effective tax rate was 40.4% in both First Quarter 2005 and First Quarter 2004.  Our U.S. tax rate increased from 35.6% in First Quarter 2004 to 40.4% in First Quarter 2005, since First Quarter 2004 included a reversal of a valuation allowance relating to the utilization of capital losses to offset capital gains. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Our liquidity and capital resource requirements result from our working capital needs, primarily consisting of compensation and employee benefits and transaction processing fees.  Historically, cash from operations has met all working capital requirements. We believe that our cash flow from operations and existing cash balances will be sufficient to meet our cash requirements.

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities.  These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash.  We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less.  Additionally, securities owned at fair value may include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants.  At March 31, 2005, cash and cash equivalents and securities owned, at fair value amounted to $174.2 million.  Our net receivables from brokers, dealers and other due within 30 days totaled $945.4 million, while payables to brokers, dealers and other totaled $900.8 million.  In addition, we held $8.0 million of total cash in restricted or segregated bank accounts at March 31, 2005.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk and are typically less than 90 days in duration.  As of March 31, 2005, we had investments in limited partnerships totaling $10.8 million, all of which were invested in marketable securities.  The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Cash flows provided by operating activities were $25.4 million in First Quarter 2005 as compared to $13.4 million used in operations in First Quarter 2004.  The increase in operating cash flow was primarily attributable to changes in working capital as well as higher net income.

Net cash used in investing activities reflects (i) our acquisitions of E-Crossnet and the 50% of the POSIT JV that we did not already own, (ii) additional contingent purchase price consideration related to the acquisition of Radical on March 29, 2004, and (iii) investments in premises and equipment and capitalizable software development projects, partially offset by (iv) proceeds from our sale of some of our investments in limited partnerships as well as state and municipal government securities (which were classified in the condensed consolidated statements of financial condition as securities owned, at fair value).

Net cash provided by financing activities reflects $2.4 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations.  We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At March 31, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $41.3 million, $3.3 million and $1.0 million, respectively, of which $41.0 million, $3.2 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2005 of approximately $11.3 million, $1.0 million, $4.4 million, and $16.4 million respectively.

Although we believe that the combination of our existing net regulatory capital and operating cash flows will be sufficient to meet regulatory capital requirements, we are considering the establishment of a credit facility to supplement our existing regulatory capital, as needed, as a shortfall in net regulatory capital would have a material adverse effect on us.

As of March 31, 2005, ITG Inc. held a $3.7 million cash balance on behalf of its Hoenig division in a segregated deposit account with its clearing broker for the benefit of customers under certain directed brokerage arrangements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $142.9 million.  In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $142.9 million cap.  However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date.  Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements.  It is also our policy to review, as necessary, the credit worthiness of each customer.

As of March 31, 2005, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at our Hoenig division.  There has been no significant change to such arrangements and obligations since December 31, 2004.  For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our annual report filed on Form 10-K (Item 7A) for the year ended December 31, 2004.  There has been no material change in this information.

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

In March 2004, we were served with a complaint by John Wald and Pendelton Trading Systems, Inc. (collectively “Pendelton”) asserting that certain features of ITG ACE and our Limit Order Model infringe Pendelton’s U.S. Patent No. 6,493,682 (the “Pendelton Patent”).  In February 2005, Pendelton filed a motion for leave to amend its complaint to add claims that ITG Horizon SmartServer, ITG HorizonPlus, and certain features of QuantEX and Triton infringe the Pendelton Patent.  That proposed amendment also contains a federal false advertising claim, state law claims for unfair competition and unjust enrichment and a claim under a New York consumer protection statute.  It is our position that we are not infringing the Pendelton Patent and that such claim is without merit.  It is also our position that Pendelton’s other claims concerning ITG’s advertising of its products are without merit.  We plan to vigorously defend such claims. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that such claim will be resolved in our favor or that it would not have a material adverse effect on us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During 2004, our Board of Directors authorized the repurchase of five million shares of our common stock and we have two million shares remaining for repurchase under such authorization.  During the first quarter of 2005, we did not repurchase any shares of our common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2005.

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 9, 2005	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant