Form 10-Q
period 2005-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2005-08-03
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23644

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-2848406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
380 Madison Avenue, New York, New York	(212) 588-4000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)
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

Yes   ☒   No   ☐

As of July 28, 2005, the Registrant had 42,067,962 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, ITG ACE, ITG/Opt, ITG WebAccess, activePeg, AsiaPOSIT, POSIT, EuroPOSIT, ITG Australia, QuantEX, ResRisk, RouteNet, SmartServer, SPI SmartServer, TCA, The Future of Trading, TriAct, and VWAP SmartServer are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. AlterNet, Channel ITG, Full Service Direct Market Access, Hoenig, Horizon SmartServer, ITG PRIME, ITG/Risk, ITG Logic, Logic, Radical, ResRisk+, Triton, POSIT Alert, POSIT Match, POSIT Now, and Where Risk Control Meets Cost Control are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial condition, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, our ability to achieve expected future levels of sales, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Our Results of Operations—in our annual report on Form 10-K for the year ended December 31, 2004, which you are encouraged to read. Our 2004 Annual Report to Shareholders and Form 10-K are also available through our website at http://www.itginc.com/investor.

PART I.—FINANCIAL INFORMATION

Item 1.                          Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$198,960	$206,465
Cash, restricted or segregated	8,999	7,287
Securities owned, at fair value	9,090	32,530
Receivables from brokers, dealers and other, net	569,003	198,642
Investments in limited partnerships	10,427	20,311
Premises and equipment, net	19,931	24,023
Capitalized software, net	10,947	8,926
Goodwill	175,946	86,550
Other intangibles	12,650	2,657
Deferred taxes	8,769	10,226
Other assets	12,228	14,841
Total assets	$1,036,950	$612,458
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$100,625	$82,821
Payables to brokers, dealers and other	525,174	142,446
Software royalties payable	—	3,350
Securities sold, not yet purchased, at fair value	299	30
Income taxes payable	8,248	13,310
Total liabilities	634,346	241,957
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.01; shares authorized: 1,000,000; shares issued: none	—	—
Common stock, par value $0.01; shares authorized: 100,000,000; shares issued: 51,363,873 and 51,327,388 at June 30, 2005 and December 31, 2004, respectively and 42,040,874 and 41,950,670 shares outstanding at June 30, 2005 and December 31, 2004, respectively	514	513
Additional paid-in capital	164,945	161,169
Retained earnings	405,637	374,961
Common stock held in treasury, at cost; shares: 9,322,999 and 9,376,718 at June 30, 2005 and December 31, 2004, respectively	(176,081)	(177,095)
Accumulated other comprehensive income:
Currency translation adjustment	7,589	10,953
Total stockholders’ equity	402,604	370,501
Total liabilities and stockholders’ equity	$1,036,950	$612,458

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 25, 2004	June 30, 2005	June 25, 2004
Revenues:
Commissions	$95,688	$75,673	$183,221	$150,182
Other	6,494	5,314	10,623	8,377
Total revenues	102,182	80,987	193,844	158,559
Expenses:
Compensation and employee benefits	38,106	29,370	71,971	58,542
Transaction processing	14,013	12,171	27,209	23,751
Software royalties	—	3,288	1,088	7,104
Occupancy and equipment	7,220	7,449	14,473	14,790
Telecommunications and data processing services	4,935	4,338	9,800	8,975
Other general and administrative	10,398	7,697	19,582	14,876
Total expenses	74,672	64,313	144,123	128,038
Income before income tax expense	27,510	16,674	49,721	30,521
Income tax expense	10,070	7,190	19,045	12,783
Net income	$17,440	$9,484	$30,676	$17,738
Earnings per share:
Basic	$0.41	$0.22	$0.73	$0.41
Diluted	$0.41	$0.22	$0.73	$0.41
Basic weighted average number of common shares outstanding	42,040	43,138	42,025	43,726
Diluted weighted average number of common shares outstanding	42,204	43,144	42,183	43,734

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2005
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	$—	$513	$161,169	$374,961	$(177,095)	$10,953	$370,501
Issuance of common stock for the employee stock unit award plan (53,719 shares)	—	—	2,162	—	1,014	—	3,176
Issuance of common stock for the employee stock purchase plan (36,485 shares)	—	1	403	—	—	—	404
Stock-based compensation	—	—	1,211	—	—	—	1,211
Comprehensive income:
Net income	—	—	—	30,676	—	—	30,676
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(3,364)	(3,364)
Comprehensive income							27,312
Balance at June 30, 2005	$—	$514	$164,945	$405,637	$(176,081)	$7,589	$402,604

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended
	June 30, 2005	June 25, 2004
Cash flows from Operating Activities:
Net income	$30,676	$17,738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,288	9,758
Deferred income tax expense (benefit)	1,439	(1,389)
Provision for doubtful accounts	36	456
Gain on sale of investments	(428)	(1,481)
Stock-based compensation	1,211	796
Changes in operating assets and liabilities:
Cash, restricted or segregated	(1,765)	(214)
Securities owned, at fair value	(2,208)	(20,887)
Receivables from brokers, dealers and other, net	(401,274)	(671,788)
Accounts payable and accrued expenses	17,594	13,811
Payables to brokers, dealers and other	411,845	654,036
Securities sold, not yet purchased, at fair value	275	1,532
Income taxes payable	(5,017)	(1,988)
Other, net	637	(2,557)
Net cash provided by (used in) operating activities	63,309	(2,177)
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(99,561)	(12,002)
Proceeds from sale of investments	34,731	—
Proceeds from sale of 50% interest in KTG	—	4,187
Capital purchases	(2,533)	(4,405)
Capitalization of software development costs	(5,325)	(3,520)
Net cash used in investing activities	(72,688)	(15,740)
Cash flows from Financing Activities:
Tax benefit from employee stock options	—	4
Common stock issued	3,580	2,459
Common stock repurchased	—	(41,333)
Net cash provided by (used in) financing activities	3,580	(38,870)
Effect of exchange rate changes on cash and cash equivalents	(1,706)	121
Net decrease in cash and cash equivalents	(7,505)	(56,666)
Cash and cash equivalents—beginning of year	206,465	239,013
Cash and cash equivalents—end of period	$198,960	$182,347
Supplemental cash flow information:
Interest paid	$1,595	$826
Income taxes paid	$19,959	$15,528

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2004.

(2) Cash Restricted or Segregated

Cash restricted or segregated represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of the former Hoenig stockholders, and (iii) a segregated account maintained by ITG Inc.’s clearing broker on behalf of its Hoenig division for the benefit of customers under certain directed brokerage arrangements.

(3) Stock-Based Compensation

At June 30, 2005, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 17, Employee and Non Employee Director Stock and Benefit Plans, in our annual report on Form 10-K for the year ended December 31, 2004.

Effective January 1, 2003, we adopted the fair-value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We used the prospective adoption method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which was a revision to SFAS No. 123. As a result, the fair value based method of accounting for stock-based payments will be required on a modified prospective basis, meaning any previously granted but unvested awards will be recorded as an expense on a prorated basis over the remaining vesting period. As we voluntarily adopted the fair value method approach as of January 1, 2003 on a prospective basis, the impact the revised Statement will have on our results of operations, financial position and cash flows will be minimal. SFAS No. 123R was effective for interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. However, based on the April 2005 announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R by January 1, 2006.

Employee stock options granted prior to 2003 continue to be accounted for under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant.

The following table displays pro forma information as if the provisions of SFAS No. 123 had been applied to all stock options granted (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 25, 2004	June 30, 2005	June 25, 2004
Net income, as reported	$17,440	$9,484	$30,676	$17,738
Add:
Stock-based compensation expense included in reported net income, net of taxes ($344 and $239 for the three months ended June 30, 2005 and June 25, 2004, respectively; and $464 and $334 for the six months ended June 30, 2005 and June 25, 2004, respectively)	597	315	747	462
Deduct:
Total stock-based compensation expense determined under fair value based method(a)	(943)	(860)	(1,423)	(1,464)
Net income, pro forma	$17,094	$8,939	$30,000	$16,736
Earnings per share:
Basic—as reported	$0.41	$0.22	$0.73	$0.41
Basic—pro forma	$0.41	$0.21	$0.71	$0.38
Diluted—as reported	$0.41	$0.22	$0.73	$0.41
Diluted—pro forma	$0.41	$0.21	$0.71	$0.38

Note:

(a)             determined under fair value based method for all awards, net of tax ($545 and $651 for the three months ended June 30, 2005 and June 25, 2004, respectively, and $883 and $1,055 for the six months ended June 30, 2005 and June 25, 2004, respectively)

(4) Acquisitions

On February 1, 2005 we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.0 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). As a result of the POSIT transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture. The initial $90.0 million purchase price was allocated among goodwill ($79.5 million), and intangible assets ($10.5 million) consisting of the POSIT trade name and proprietary software. Through June 30, 2005, the contingent component approximated $661,000, which was recorded as additional goodwill.

Prior to the closing of the POSIT transaction, pursuant to license agreements with the POSIT Joint Venture, we paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. Through January 31, 2005, we incurred royalties to the POSIT Joint Venture of $1.1 million, compared with royalties of $6.9 million incurred during the six months ended June 25, 2004.

On February 28, 2005, we acquired E-Crossnet to offer professional investors in Europe an integrated European equities crossing system with access to an expanded liquidity pool.

(5) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
U.S. Operations	$149,596	$66,206	$12,264	$2,556
International Operations	26,350	20,344	386	101
Total	$175,946	$86,550	$12,650	$2,657

We recorded additional goodwill in 2005 related to the POSIT transaction, the acquisition of E-Crossnet and the additional contingent purchase price consideration related to the March 29, 2004 acquisition of Radical.

We recorded intangible assets of $10.5 million consisting of proprietary software and the POSIT trade name as part of the POSIT transaction.

During the quarter ended June 30, 2005, no goodwill was deemed impaired and accordingly, no write-off was required.

We amortize other intangibles over their respective estimated useful lives, which range from two to five years.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Auction rate preferred stock	$—	$4,000	$—	$—
State and municipal government obligations	—	19,700	—	—
Corporate stocks	3,719	3,461	299	30
Other	5,371	5,369	—	—
Total	$9,090	$32,530	$299	$30

(7) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other (dollars in thousands):

	Receivables From		Payables To
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Customers	$493,968	$142,380	$480,562	$110,874
Clearing brokers and other	77,241	58,462	44,612	31,572
Allowance for doubtful receivables	(2,206)	(2,200)	—	—
Total	$569,003	$198,642	$525,174	$142,446

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Accrued compensation and benefits	$26,021	$8,240
Accrued soft dollar research payables	23,149	17,603
Trade payables	6,462	10,615
Deferred compensation	20,084	22,602
Accrued transaction processing	5,043	5,369
Accrued rent	2,316	2,824
Accrued telecom	1,645	1,946
Other accrued expenses	15,905	13,622
Total	$100,625	$82,821

(9) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30, 2005	June 25, 2004
Three Months Ended
Net income for basic and diluted earnings per share	$17,440	$9,484
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	42,040	43,138
Effect of dilutive securities	164	6
Average common shares used in diluted computation	42,204	43,144
Earnings per share:
Basic	$0.41	$0.22
Diluted	$0.41	$0.22
Six Months Ended
Net income for basic and diluted earnings per share	$30,676	$17,738
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	42,025	43,726
Effect of dilutive securities	158	8
Average common shares used in diluted computation	42,183	43,734
Earnings per share:
Basic	$0.73	$0.41
Diluted	$0.73	$0.41

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

	June 30, 2005	June 25, 2004
Three months ended	2,385	3,498
Six months ended	2,481	3,644

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

At June 30, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $35.2 million, $3.3 million and $1.0 million, respectively, of which $35.0 million, $3.1 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2005 of approximately $10.8 million, $4.1 million, $6.5 million, and $1.7 million, respectively.

As of June 30, 2005, ITG Inc. on behalf of its Hoenig division, held a $4.6 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(11) Segment Reporting

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides research and equity trading services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, a start-up business in Japan and a research and development facility in Israel.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended June 30, 2005
Total revenues	$79,240	$22,942	$102,182
Income before income tax expense	25,526	1,984	27,510
Capital purchases	856	845	1,701
Three Months Ended June 25, 2004
Total revenues	$61,111	$19,876	$80,987
Income before income tax expense	13,950	2,724	16,674
Capital purchases	2,054	157	2,211
Six Months Ended June 30, 2005
Total revenues	$148,762	$45,082	$193,844
Income before income tax expense	45,808	3,913	49,721
Capital purchases	1,436	1,098	2,534
Six Months Ended June 25, 2004
Total revenues	$121,772	$36,787	$158,559
Income before income tax expense	27,909	2,612	30,521
Capital purchases	4,058	347	4,405

(12) Subsequent Events

On July 12, 2005 we entered into an agreement to acquire The MacGregor Group, Inc. (“MacGregor”), a leading provider of trade order management technology, for approximately $230 million. The combined technologies of ITG and MacGregor will enable us to provide clients with a best-execution order management system that will closely integrate real-time data, analytics, order management and execution tools into a complete solution for institutional trading desks. The transaction is expected to close within 60 to 90 days, subject to receipt of regulatory approvals.

We are in the process of establishing credit facilities, which are likely to consist of a $180 million term loan and a $25 million revolving credit facility to partially finance our pending acquisition of MacGregor as well as supplement our existing regulatory capital and other working capital requirements, as needed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Executive Overview

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S., while our International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong, a start-up business in Japan, and a research and development facility in Israel.

Revenues primarily consist of commissions generated by customers’ use of our trade execution and analytical and research services (“commission revenues”). Because these commissions are paid on a per-transaction basis, commission revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Hong Kong.

Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, and other general and administrative expenses.

During the three months ended June 30, 2005 (“Second Quarter 2005”), the market environment for our U.S. Operations improved over the three months ended June 25, 2004 (“Second Quarter 2004”), but deteriorated from the three months ended March 31, 2005 (“First Quarter 2005”). On a year-over-year basis, ITG’s U.S. daily trading volumes for Second Quarter 2005 increased by 24.1% compared with Second Quarter 2004, outperforming increases in daily volumes at the NYSE and Nasdaq of 7.1% and 3.9%, respectively, over the same period. Sequentially, daily trading volumes decreased 3.7% at NYSE and declined 11.5% at Nasdaq in Second Quarter 2005 versus First Quarter 2005. In this environment, ITG’s U.S. daily trading volumes increased in Second Quarter 2005 by 5.0% versus First Quarter 2005.

There continues to be pricing pressure in the U.S. equity markets resulting from continued competition from electronic execution providers and from traditional broker-dealers. With market volatility continuing at historically low levels, large broker-dealers continue to use capital to compete for the portfolio trades that have been traditionally a core component of both POSIT and our Electronic Trading Desk. In this competitive environment, commission revenue per share traded has declined 5% in the six months ending June 30, 2005 (“First Half 2005”), while ITG’s U.S. commission revenues per day increased 15% compared to the six months ending June 25, 2004 (“First Half 2004”) as a result of strengthened daily trading volumes.

Total revenues for First Half 2005 from our International Operations grew 23%, versus First Half 2004, to $45.1 million and include a $2.1 million benefit from exchange rate fluctuations as a result of a weakened U.S. Dollar relative to the currencies in our International Operations. Total revenues for Second Quarter 2005 were up 15% versus Second Quarter 2004 including the benefit of exchange rate fluctuation of $1.2 million.

The International Operations as a whole posted a pre-tax profit of $2.0 million, which included a foreign currency benefit of $0.1 million versus Second Quarter 2004. Canada posted pre-tax profitability of $1.5 million in Second Quarter 2005 and the combined Australia/Asia region had a pre-tax loss of $0.2 million, which includes $0.4 million in costs pertaining to our expansion into Japan. Growth in Europe improved this quarter due to higher levels of portfolio trading business within ITG’s customer base, together with the benefits derived from the acquisition of E-Crossnet, a former competitor.

Results of Operations—Three Months Ended June 30, 2005 Compared to Three Months Ended June 25, 2004

Highlights

The table below sets forth certain items in the condensed consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30, 2005	June 25, 2004
Revenues:
Commissions	93.6	93.5
Other	6.4	6.5
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	37.3	36.3
Transaction processing	13.7	15.0
Software royalties	—	4.0
Occupancy and equipment	7.1	9.2
Telecommunications and data processing services	4.8	5.4
Other general and administrative	10.2	9.5
Total expenses	73.1%	79.4%
Income before income tax expense	26.9	20.6
Income tax expense	9.9	8.9
Net income	17.0%	11.7%

Earnings Per Share:

Both basic and diluted earnings per share for Second Quarter 2005 increased $0.19, or 86%, to $0.41 from $0.22 for Second Quarter 2004.

Revenues:

Consolidated Revenue

Consolidated revenues increased $21.2 million, or 26%, to $102.2 million in Second Quarter 2005. There were 64 trading days in Second Quarter 2005 compared with 62 trading days in Second Quarter 2004.

Our commission revenues benefited from strong share volume/contract value growth within our U.S. and International Operations. Share volumes grew 28% in our U.S. Operations. In Europe the market value of executions grew in excess of 40%.

Other revenues increased $1.2 million to $6.5 million in Second Quarter 2005 and included a gain of $2.7 million on our investment in Archipelago Holdings common stock that we received as part of an equity entitlement program and increases in analytical product revenues. In Second Quarter 2004, we had a $2.4 million gain resulting from our sale of 50% of our interest in KTG Technologies Corp.

The following table sets forth the components of revenues, by segment, included in the condensed consolidated statements of income (dollars in thousands):

	Three Months Ended
	June 30, 2005	June 25, 2004	Change	% Change
U.S. Operations	$79,240	$61,111	$18,129	30
International Operations	22,942	19,876	3,066	15
Consolidated	$102,182	$80,987	$21,195	26

Revenues by segment—U.S. Operations

Revenues from U.S. Operations of $79.2 million increased 30% compared to Second Quarter 2004.

Commissions

Commission revenues in Second Quarter 2005 included a strong performance across our entire product spectrum, particularly from POSIT/TriAct, Triton and Radical. Our commission revenue increase was primarily driven by strong growth in average daily share volumes and also included the benefit from two additional trading days in Second Quarter 2005. The following table includes key operating performance metrics:

	Three Months Ended
U.S. Operations	June 30, 2005	June 25, 2004	Change	% Change
Total trading volume (in billions of shares)	6.4	5.0	1.4	28
Trading volume per day (in millions of shares)	100.3	80.8	19.5	24
Commission revenues per trading day ($ millions)	$1.18	$0.98	$0.20	20
Average revenue per share ($)	$0.0118	$0.0122	$(0.0004)	(3)
U.S. market trading days	64	62	2	3

Other

Other revenues increased $3.5 million in Second Quarter 2005 primarily due to a $2.7 million gain on our investment in Archipelago Holdings common stock.

Revenues by segment—International Operations

Commissions

Commission revenues from International Operations increased $5.4 million, or 37%, and include a $1.0 million benefit from exchange rate fluctuations resulting from a weakened U.S. Dollar relative to the currencies in our International Operations. Excluding the foreign currency impact, we grew commission revenues $4.4 million or 30%.

In Europe we increased our market share of “customer business” on the London Stock Exchange (“LSE”) to 1.69% versus 1.19% in Second Quarter 2004. This increase in LSE market share, together with growth in continental European equity executions, resulted in a 38% increase in commission revenues.

	Three Months Ended
International Commission Revenues	June 30, 2005	June 25, 2004	Change	% Change
	($ millions, except per trading day amounts)
Europe	$10.2	$7.4	$2.8	38
Canada	6.2	3.7	2.5	68
Australia	2.4	1.7	0.7	41
Hong Kong	1.3	1.9	(0.6)	(32)
Total Commission Revenues	20.1	14.7	5.4	37
Less: Currency Exchange Impact	(1.0)	—	(1.0)
Total Commission Revenues Excluding Currency Exchange Impact	$19.1	$14.7	$4.4	30
Commission revenues per trading day	$315,000	$238,000	$77,000	32

Other

Other revenues decreased 45%, or $2.3 million, largely due to the $2.4 million gain on our sale of 50% of our interest in KTG Technologies Corp. in the Second Quarter 2004.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment (dollars in thousands):

	Three Months Ended
	June 30, 2005	June 25, 2004	Change	% Change
Consolidated
Compensation and employee benefits	$38,106	$29,370	$8,736	30
Transaction processing	14,013	12,171	1,842	15
Software royalties	—	3,288	(3,288)	(100)
Occupancy and equipment	7,220	7,449	(229)	(3)
Telecommunications and data processing services	4,935	4,338	597	14
Other general and administrative	10,398	7,697	2,701	35
Income taxes	10,070	7,190	2,880	40
U.S. Operations
Compensation and employee benefits	28,401	21,903	6,498	30
Transaction processing	7,839	6,781	1,058	16
Software royalties	—	2,892	(2,892)	(100)
Occupancy and equipment	5,727	5,880	(153)	(3)
Telecommunications and data processing services	3,339	3,041	298	10
Other general and administrative	8,407	6,664	1,743	26
Income taxes	9,131	5,779	3,352	58
International Operations
Compensation and employee benefits	9,705	7,467	2,238	30
Transaction processing	6,174	5,390	784	15
Software royalties	—	396	(396)	(100)
Occupancy and equipment	1,493	1,569	(76)	(5)
Telecommunications and data processing services	1,596	1,297	299	23
Other general and administrative	1,991	1,033	958	93
Income taxes	939	1,411	(472)	(33)

In Second Quarter 2005, foreign exchange rate fluctuations contributed approximately $1.1 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits:   Our consolidated compensation and employee benefits expense increased $8.7 million driven by an increase in average headcount, higher performance based compensation (due to revenue and profit growth) and benefits costs, as well as the impact of foreign currency translation as a result of a weakened U.S. Dollar ($0.5 million).

U.S. compensation and employee benefits expense increased by $6.5 million, or 30% primarily reflecting higher performance based compensation and employee benefits including bonuses, profit sharing and stock based compensation, as well as salary and headcount increases. Average U.S. headcount during Second Quarter 2005 was 475 compared to 455 in Second Quarter 2004. The headcount increase is principally related to (i) the POSIT transaction on February 1, 2005, (ii) the full effect of our headcount increases from Sarbanes-Oxley compliance and (iii) sales and support for our new products.

Total international compensation and employee benefits expense increased $2.2 million due to higher performance based bonuses, increased headcount and employee benefit costs. Average international headcount increased from 166 in Second Quarter 2004 to 182 in Second Quarter 2005. The impact of exchange rate fluctuations contributed $0.5 million to the increase in compensation and employee benefits expense.

Transaction processing:   Consolidated transaction processing expenses increased by $1.8 million to $14.0 million in Second Quarter 2005 primarily reflecting higher commission revenue levels, which grew 24% in our U.S. operations and 37% in our International Operations.

U.S. transaction processing costs increased $1.1 million in Second Quarter 2005 reflecting higher daily share volume as well as two additional trading days in Second Quarter 2005. This increase was partially offset by lower execution and clearing costs due to rate reductions.

International transaction processing costs increased $0.8 million in Second Quarter 2005 reflecting increased business activity in Second Quarter 2005, and foreign currency impact of $0.3 million, partially offset by European clearing unit cost reductions.

Software royalties:   Software royalties principally relate to POSIT royalties, which were contractually fixed as a percentage of POSIT revenues. Following our February 1, 2005 acquisition of the 50% interest in the POSIT Joint Venture that we did not already own, we no longer incur POSIT royalty costs.

Occupancy and equipment:   Consolidated occupancy and equipment costs decreased by $0.2 million in Second Quarter 2005 driven by slightly lower facility and equipment costs.

Telecommunications and data processing services:   Consolidated telecommunications and data processing services costs increased $0.6 million, or 14% primarily reflecting increased business activity and currency exchange rate impact of $0.1 million.

Other general and administrative:   Consolidated other general and administrative costs increased $2.7 million, or 35% reflecting (i) higher marketing costs related to our marketing/branding efforts, (ii) additional amortization of intangible assets resulting from the POSIT transaction, (iii) higher consulting fees, primarily related to systems and new business development activities, and (iv) higher legal costs, which are described further in the “Legal Proceedings” section.

Income tax expense

The effective tax rate was 36.6% in Second Quarter 2005, compared to 43.1% in Second Quarter 2004 as Second Quarter 2005 included a $1.0 million reduction of a valuation allowance relating to the utilization of capital loss carry-forwards to offset capital gains. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations—Six Months Ended June 30, 2005 Compared to Six Months Ended June 25, 2004

Highlights

The table below sets forth certain items in the condensed consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Six Months Ended
	June 30, 2005	June 25, 2004
Revenues:
Commissions	94.5	94.7
Other	5.5	5.3
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	37.1	36.9
Transaction processing	14.0	15.0
Software royalties	0.6	4.5
Occupancy and equipment	7.5	9.3
Telecommunications and data processing services	5.1	5.6
Other general and administrative	10.1	9.4
Total expenses	74.4%	80.7%
Income before income tax expense	25.6	19.3
Income tax expense	9.8	8.1
Net income	15.8%	11.2%

Earnings Per Share:

Basic and diluted earnings per share for First Half 2005 increased $0.32, or 78%, to $0.73 from $0.41 for First Half 2004.

Revenues:

Consolidated Revenue

Consolidated revenues increased $35.3 million, or 22%, to $193.8 million in First Half 2005. There were 125 trading days in First Half 2005 compared with 121 trading days in First Half 2004.

Our commission revenues benefited from strong share volume/contract value growth within our U.S. and International Operations and include a $1.6 million benefit from exchange rate fluctuations resulting from a weakened U.S. dollar relative to currencies in our International Operations. Share volumes grew 25% in our U.S. Operations and 34% in our Canadian Operations. In Europe and Australia, the market value of executions grew in excess of 50%.

Other revenues increased $2.2 million to $10.6 million in First Half 2005 and included gains of $2.4 million related to our common stock equity investment in Archipelago Holdings that we received as part of an equity entitlement program, recovery against previous investment write-downs of $0.5 million, increases in our analytical product revenues, and an increase in our Canadian customer facilitation and inter-listed arbitrage trading. In First Half 2004, we had a $2.4 million gain from our sale of 50% of our interest in KTG Technologies Corp.

The following table sets forth the components of revenues, by segment, included in the condensed consolidated statements of income (dollars in thousands):

	Six Months Ended
	June 30, 2005	June 25, 2004	Change	% Change
U.S. Operations	$148,762	$121,772	$26,990	22
International Operations	45,082	36,787	8,295	23
Consolidated	$193,844	$158,559	$35,285	22

Revenues by segment—U.S. Operations

Revenues from U.S. Operations of $148.8 million increased 22% compared to First Half 2004.

Commissions

Commission revenues in First Half 2005 reflect a strong performance across our entire product spectrum, particularly from POSIT/TriAct, Triton and Radical. We benefited from four additional trading days in the First Half 2005 and strong growth in average daily share volumes. The following table includes key operating performance metrics:

	Six Months Ended
	June 30, 2005	June 25, 2004	Change	% Change
U.S. Operations
Total trading volume (in billions of shares)	12.2	9.8	2.4	24
Trading volume per day (in millions of shares)	98.0	80.8	17.2	21
Commission revenues per trading day ($ millions)	$1.15	$1.00	$0.15	15
Average revenue per share ($)	$0.0118	$0.0124	$(0.0006)	(5)
U.S. market trading days	125	121	4	3

Other

Other revenues increased $4.4 million in First Half 2005 principally from a $2.4 million gain on our investment in Archipelago Holdings common stock and increased subscriptions for our analytical products.

Revenues by segment—International Operations

Commissions

Commission revenues from International Operations increased $10.5 million, or 36%, and include a $1.6 million benefit from exchange rate fluctuations resulting from a weakened U.S. Dollar relative to the currencies in our International Operations. Excluding the foreign currency impact, we grew commission revenues $8.9 million or 31%.

In Europe we increased our market share of “customer business” on the LSE to 1.62% versus 1.02% in First Half 2004. This increase in LSE market share together with the growth in continental European equity executions drove a 45% increase in commission revenues in First Half 2005.

	Six Months Ended
International Commission Revenues	June 30, 2005	June 25, 2004	Change	% Change
	($ millions, except per trading day amounts)
Europe	$19.9	$13.7	$6.2	45
Canada	11.5	8.0	3.5	44
Australia	5.0	3.7	1.3	35
Hong Kong	2.9	3.4	(0.5)	(15)
Total Commission Revenues	39.3	28.8	10.5	36
Less: Currency Exchange Impact	(1.6)	—	(1.6)
Total Commission Revenues Excluding Currency Exchange Impact	$37.7	$28.8	$8.9	31
Commission revenues per trading day	$314,000	$238,000	$76,000	32

Other

Other revenues decreased 27%, or $2.2 million, principally due to a Second Quarter 2004 gain of $2.4 million on our sale of 50% of our interest in KTG Technologies Corp.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment (dollars in thousands):

	Six Months Ended
	June 30, 2005	June 25, 2004	Change	% Change
Consolidated
Compensation and employee benefits	$71,971	$58,542	$13,429	23
Transaction processing	27,209	23,751	3,458	15
Software royalties	1,088	7,104	(6,016)	(85)
Occupancy and equipment	14,473	14,790	(317)	(2)
Telecommunications and data processing services	9,800	8,975	825	9
Other general and administrative	19,582	14,876	4,706	32
Income taxes	19,045	12,783	6,262	49
U.S. Operations
Compensation and employee benefits	52,902	43,636	9,266	21
Transaction processing	15,280	13,816	1,464	11
Software royalties	952	6,187	(5,235)	(85)
Occupancy and equipment	11,496	11,594	(98)	(1)
Telecommunications and data processing services	6,652	6,129	523	9
Other general and administrative	15,671	12,500	3,171	25
Income taxes	17,203	10,743	6,460	60
International Operations
Compensation and employee benefits	19,069	14,906	4,163	28
Transaction processing	11,929	9,935	1,994	20
Software royalties	136	917	(781)	(85)
Occupancy and equipment	2,977	3,196	(219)	(7)
Telecommunications and data processing services	3,148	2,846	302	11
Other general and administrative	3,911	2,376	1,535	65
Income taxes	1,842	2,040	(198)	(10)

In First Half 2005, foreign exchange rate fluctuations contributed approximately $1.9 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits:   Our consolidated compensation and employee benefits expense increased $13.4 million as a result of an increase in average headcount, higher performance based compensation (due to revenue and profit growth) and benefits costs, as well as the impact of foreign currency translation ($0.8 million).

U.S. compensation and employee benefits expense increased by $9.3 million, or 21% primarily reflecting higher performance based compensation and employee benefits including bonuses, profit sharing and stock based compensation, as well as increased salary and headcount. Average U.S. headcount during First Half 2005 was 479 compared to 445 in First Half 2004. The headcount increase is principally related to (i) the POSIT transaction on February 1, 2005, (ii) the full effect of our 2004 headcount increases relating to Sarbanes-Oxley compliance and the March 2004 Radical acquisition, and (iii) sales and support for our new products.

Total international compensation and employee benefits expense increased $4.2 million due to higher performance based compensation, increased headcount and employee benefits costs, as well as the $0.8 million impact of exchange rate fluctuations.

Transaction processing:   Consolidated transaction processing expenses increased by $3.5 million to $27.2 million in First Half 2005 as commission revenues from our U.S. operations grew 19% and our International Operations grew 36%.

U.S. transaction processing costs increased $1.5 million primarily resulting from our 21% increase in daily share volume, partially offset by lower execution and clearing costs due to rate reductions.

International transaction processing costs increased $2.0 million primarily resulting from an increase in share volume in Canada and market value of transactions in Europe and Australia in First Half 2005, as well as the $0.5 million impact of exchange rate fluctuations, offset by European clearing unit cost reductions.

Software royalties:   Software royalties principally relate to POSIT royalties, which were contractually fixed as a percentage of POSIT revenues. Following our February 1, 2005 acquisition of the 50% interest in the POSIT Joint Venture that we did not already own, we no longer incur POSIT royalty costs.

Occupancy and equipment:   Consolidated occupancy and equipment costs decreased $0.3 million to $14.5 million in First Half 2005, as a result of lower facility and equipment costs.

Telecommunications and data processing services:   Consolidated telecommunications and data processing services costs increased $0.8 million, or 9% primarily reflecting increased business activity and currency exchange rate impact of $0.1 million.

Other general and administrative: Consolidated other general and administrative costs increased $4.7 million, or 32% reflecting (i) higher marketing costs related to our marketing/branding efforts, (ii) additional amortization of intangible assets resulting from the POSIT transaction and the March 2004 Radical acquisition, and (iii) higher legal and consulting costs related to the National Association of Securities Dealers Inc.’s (“NASD”) investigation into our industry relating to gifts and gratuities and as higher legal costs, which are described further in the “Legal Proceedings” section, and (iv) other consulting costs, primarily related to systems development.

Income tax expense

The effective tax rate was 38.3% in First Half 2005 and 41.9% in First Half 2004. The First Half 2005 included a $1.0 million reduction of a valuation allowance pertaining to capital loss carry-forwards that will be utilized primarily as a result of the sale of long-term investment securities. The First Half 2004 included a $0.6 million reduction of a valuation allowance pertaining to capital loss carry-forwards that were utilized as a result of the sale of 50% of our interest in KTG Technologies Corp. to IRESS Market Technology Limited.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Our liquidity and capital resource requirements result from our working capital needs, primarily consisting of compensation and employee benefits and transaction processing fees. Historically, cash from operations has met all working capital requirements. We believe that our cash flow from operations and existing cash balances will be sufficient to meet our ordinary course of business cash requirements.

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value may include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants. At June 30, 2005, cash and cash equivalents and securities owned, at fair value amounted to $208.1 million. Our net receivables from brokers, dealers and other due within 30 days totaled $556.8 million, while payables to brokers, dealers and other totaled $525.2 million. In addition, we held $9.0 million of total cash in restricted or segregated bank accounts at June 30, 2005.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk and are typically less than 90 days in duration. As of June 30, 2005, we had investments in limited partnerships totaling $10.4 million, all of which were invested in marketable securities. The limited partnerships employ a hedged convertible strategy.

Cash flows provided by operating activities were $63.3 million in First Half 2005 as compared to $2.1 million used in operations in First Half 2004. The increase in operating cash flow was primarily attributable to changes in working capital as well as higher net income.

Net cash used in investing activities reflects (i) our acquisitions of E-Crossnet and the 50% of the POSIT Joint Venture that we did not already own, (ii) additional contingent purchase price consideration related to the acquisition of Radical on March 29, 2004, and (iii) investments in premises and equipment and capitalizable software development projects, partially offset by (iv) proceeds from the sale of some of our investments in limited partnerships, and (v) the sale of  state and municipal government securities, as well as Archipelago Holdings common stock (which were classified in the condensed consolidated statements of financial condition as securities owned, at fair value).

Net cash provided by financing activities reflects $3.6 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At June 30, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $35.2 million, $3.3 million and $1.0 million, respectively, of which $35.0 million, $3.1 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2005 of approximately $10.8 million, $4.1 million, $6.5 million, and $1.7 million respectively.

We are in the process of establishing credit facilities, which are likely to consist of a $180 million term loan and a $25 million revolving credit facility to partially finance our pending acquisition of MacGregor (as described in Subsequent Events). The revolving credit facility will also be available to supplement our existing regulatory capital and other working capital requirements, as needed, as a shortfall in net regulatory capital would have a material adverse effect on us.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparty or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $136.4 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $136.4 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of June 30, 2005, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at our Hoenig division. There has been no significant change to such arrangements and obligations since December 31, 2004. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during First Half 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and we will be incorporating it as part of our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations and financial condition.

Subsequent Events

On July 12, 2005 we entered into an agreement to acquire MacGregor, a leading provider of trade order management technology, for approximately $230 million. The combined technologies of ITG and MacGregor will enable us to provide clients with a best-execution order management system that will closely integrate real-time data, analytics, order management and execution tools into a complete solution for institutional trading desks. The transaction is expected to close within 60 to 90 days, subject to receipt of regulatory approvals.

We are in the process of establishing credit facilities, which are likely to consist of a $180 million term loan and a $25 million revolving credit facility to partially finance our pending acquisition of MacGregor as well as supplement our existing regulatory capital and other working capital requirements, as needed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II.— OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

In March 2004, we were served with a complaint by John Wald and Pendelton Trading Systems, Inc. (collectively “Pendelton”) asserting that certain features of ITG ACE and our Limit Order Model infringe Pendelton’s U.S. Patent No. 6,493,682 (the “Pendelton Patent”). In February 2005, Pendelton amended its complaint to add claims that ITG Horizon SmartServer, ITG HorizonPlus, and certain features of QuantEX and Triton infringe the Pendelton Patent. That amendment also contains a federal false advertising claim, state law claims for unfair competition and unjust enrichment and a claim under a New York consumer protection statute. It is our position that we are not infringing the Pendelton Patent and that such claim is without merit. It is also our position that Pendelton’s other claims concerning ITG’s advertising of its products are without merit. We plan to vigorously defend such claims. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that such claim will be resolved in our favor or that it would not have a material adverse effect on us.

We have received letters from the NASD as part of what we understand to be an industry investigation relating to gifts and gratuities. In addition, we have received a subpoena from the SEC similarly seeking information concerning gifts and entertainment involving a mutual fund company. We believe that other broker-dealers have received similar subpoenas. These investigations are ongoing and we cannot predict their potential outcomes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2004, our Board of Directors authorized the repurchase of five million shares of our common stock and we have two million shares remaining for repurchase under such authorization. During the First Half 2005, we did not repurchase any shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

Date of the Meeting—May 10, 2005

Type of Meeting—Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

J. William Burdett
William I Jacobs
Timothy L. Jones
Raymond L. Killian, Jr.
Robert L. King
Maureen O’Hara
Brian J. Steck

At the meeting with respect to the election of the directors and ratification of the appointment of KPMG LLP as our independent auditors for the 2005 fiscal year, the votes were cast in the following manner:

Election of Directors:

Name	For	Withheld
J. William Burdett	38,766,293	377,932
William I Jacobs	37,955,121	1,189,104
Timothy L. Jones	38,761,973	382,255
Raymond L. Killian, Jr.	37,955,201	1,189,024
Robert L. King	37,955,351	1,188,874
Maureen O’Hara	38,772,682	371,543
Brian J. Steck	38,761,743	382,482

Ratification of the appointment of KPMG LLP as our independent auditors for the 2005 fiscal year:

Number of Shares
For	37,791,740
Against	1,347,632
Abstain	4,853

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)
Date: August 3, 2005	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant