Form 10-Q
period 2005-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2005-11-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended September 30, 2005

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2)

Yes   ☐   No   ☒

As of October 31, 2005, the Registrant had 42,229,592 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, ITG ACE, ITG/Opt, ITG WebAccess, activePeg, AsiaPOSIT, POSIT, EuroPOSIT, ITG Australia, QuantEX, ResRisk, RouteNet, SmartServer, SPI SmartServer, TCA, The Future of Trading, TriAct, Triton, and VWAP SmartServer are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. AlterNet, Channel ITG, Full Service Direct Market Access, Hoenig, Horizon SmartServer, ITG Japan, ITG PRIME, ITG/Risk, ITG Logic, Logic, Radical, ResRisk+, POSIT Alert, POSIT Match, POSIT Now, and Where Risk Control Meets Cost Control are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

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

PART I.—FINANCIAL INFORMATION

Item 1.         Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents	$188,510	$206,465
Cash, restricted or segregated	9,592	7,287
Securities owned, at fair value	6,483	32,530
Receivables from brokers, dealers and other, net	844,219	198,642
Investments in limited partnerships	10,695	20,311
Premises and equipment, net	19,314	24,023
Capitalized software, net	12,236	8,926
Goodwill	176,365	86,550
Other intangibles, net	12,365	2,657
Deferred taxes	10,304	10,226
Other assets	13,668	14,841
Total assets	$1,303,751	$612,458

Liabilities and Stockholders’ Equity

Accounts payable and accrued expenses	$107,096	$82,821
Payables to brokers, dealers and other	768,637	142,446
Software royalties payable	—	3,350
Securities sold, not yet purchased, at fair value	49	30
Income taxes payable	5,046	13,310
Total liabilities	880,828	241,957

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,390,027 and 51,327,388 shares issued at September 30, 2005 and December 31, 2004, respectively and 42,184,042 and 41,950,670 shares outstanding at September 30, 2005 and December 31, 2004, respectively	514	513
Additional paid-in capital	167,456	161,169
Retained earnings	421,229	374,961
Common stock held in treasury, at cost; 9,205,985 and 9,376,718 shares at September 30, 2005 and December 31, 2004, respectively	(173,870)	(177,095)
Accumulated other comprehensive income:
Currency translation adjustment	7,594	10,953
Total stockholders’ equity	422,923	370,501
Total liabilities and stockholders’ equity	$1,303,751	$612,458

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:

Commissions	$96,817	$79,567	$280,038	$229,749
Other	5,414	6,748	16,037	15,125
Total revenues	102,231	86,315	296,075	244,874

Expenses:
Compensation and employee benefits	36,751	31,620	108,722	90,162
Transaction processing	14,852	13,368	42,061	37,119
Software royalties	—	3,381	1,088	10,485
Occupancy and equipment	6,995	7,918	21,468	22,708
Telecommunications and data processing services	5,039	4,549	14,839	13,524
Other general and administrative	10,792	8,097	30,374	22,973
Total expenses	74,429	68,933	218,552	196,971

Income before income tax expense	27,802	17,382	77,523	47,903
Income tax expense	12,210	6,798	31,255	19,581
Net income	$15,592	$10,584	$46,268	$28,322

Earnings per share:

Basic	$0.37	$0.25	$1.10	$0.66
Diluted	$0.37	$0.25	$1.10	$0.66

Basic weighted average number of common shares outstanding	42,101	41,885	42,051	43,108
Diluted weighted average number of common shares outstanding	42,369	41,892	42,197	43,116

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2005
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	$—	$513	$161,169	$374,961	$(177,095)	$10,953	$370,501

Issuance of common stock in connection with the employee stock option plan (89,819 shares) and employee stock unit award plan (80,914 shares)	—	—	3,325	—	3,225	—	6,550
Issuance of common stock for the employee stock purchase plan (62,638 shares)	—	1	851	—	—	—	852
Stock-based compensation	—	—	2,111	—	—	—	2,111
Comprehensive income:
Net income	—	—	—	46,268	—	—	46,268
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(3,359)	(3,359)
Comprehensive income							42,909
Balance at September 30, 2005	$—	$514	$167,456	$421,229	$(173,870)	$7,594	$422,923

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from Operating Activities:
Net income	$46,268	$28,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,329	14,447
Deferred income tax (benefit) / expense	(88)	176
Provision for doubtful accounts	(127)	204
Gain on sale of investments	(2,462)	(1,481)
Impairment charges	—	700
Stock-based compensation	2,111	1,571
Changes in operating assets and liabilities:
Cash, restricted or segregated	(2,365)	(428)
Securities owned, at fair value	(976)	(45,761)
Receivables from brokers, dealers and other, net	(697,055)	(393,138)
Accounts payable and accrued expenses	23,846	14,677
Payables to brokers, dealers and other	657,153	387,649
Securities sold, not yet purchased, at fair value	18	16,846
Income taxes payable	(8,297)	1,555
Other, net	(1,032)	(5,074)
Net cash provided by operating activities	32,323	20,265
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(99,973)	(12,002)
Proceeds from sale of investments	38,142	—
Proceeds from sale of 50% interest in KTG	—	4,187
Capital purchases	(4,643)	(7,711)
Capitalization of software development costs	(8,545)	(5,855)
Net cash used in investing activities	(75,019)	(21,381)

Cash flows from Financing Activities:
Tax benefit from employee stock options	123	—
Common stock issued	7,279	3,982
Common stock repurchased	—	(41,333)
Net cash provided by (used in) financing activities	7,402	(37,351)

Effect of exchange rate changes on cash and cash equivalents	17,339	382

Net decrease in cash and cash equivalents	(17,955)	(38,085)
Cash and cash equivalents—beginning of year	206,465	239,013
Cash and cash equivalents—end of period	$188,510	$200,928

Supplemental cash flow information:
Interest paid	$2,831	$1,084
Income taxes paid	$36,854	$17,478

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG”, the “Company”, “we” or “us”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services, Inc., a New York Stock Exchange floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Canada Corp., an institutional broker-dealer in Canada, (6) ITG Hoenig Limited, an institutional broker dealer in Hong Kong, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S. and (8) ITG Japan Ltd., our start-up business in Japan.

We are a full service trade execution firm that uses technology to increase the effectiveness and lower the cost of trading. We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Asia (Hong Kong and our start-up business in Japan) as well as a research and development facility in Israel.

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

(2) Cash, Restricted or Segregated

Cash, restricted or segregated represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of the former Hoenig stockholders, and (iii) a segregated account maintained by ITG Inc.’s clearing broker for the benefit of customers under certain directed brokerage arrangements.

(3) Stock-Based Compensation

At September 30, 2005, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 17, Employee and Non Employee Director Stock and Benefit Plans, in our annual report on Form 10-K for the year ended December 31, 2004.

Effective January 1, 2003, we adopted the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We used the prospective adoption method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock options and/or restricted stock units granted for fiscal 2003 and future years over the related service period. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which was a revision to SFAS No. 123. As a result, the fair value based method of accounting for stock-based payments will be required on a modified prospective basis, meaning any previously granted but unvested awards will be recorded as an expense on a prorated basis over the remaining vesting period. As we voluntarily adopted the fair value method as of January 1, 2003 on a prospective basis, the impact the revised Statement will have on our results of operations, financial position and cash flows will be minimal. SFAS No. 123R was effective for interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. However, based on the April 2005 announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R by January 1, 2006.

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

The following table displays pro forma information as if the provisions of SFAS No. 123 had been applied to all stock options granted (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$15,592	$10,584	$46,268	$28,322

Add:
Stock-based compensation expense included in reported net income, net of taxes ($395 and $303 for the three months ended September 30, 2005 and 2004, respectively; and $851 and $643 for the nine months ended September 30, 2005 and 2004, respectively)	504	472	1,260	929
Deduct:
Total stock-based compensation expense determined under fair value based method (a)	(715)	(1,242)	(1,773)	(2,694)
Net income, pro forma	$15,381	$9,814	$45,755	$26,557
Earnings per share:
Basic—as reported	$0.37	$0.25	$1.10	$0.66
Basic—pro forma	$0.37	$0.23	$1.09	$0.62
Diluted—as reported	$0.37	$0.25	$1.10	$0.66
Diluted—pro forma	$0.36	$0.23	$1.08	$0.62

Note:

(a)    determined under fair value based method for all awards, net of tax ($559 and $797 for the three months ended September 30, 2005 and 2004, respectively, and $1,197 and $1,865 for the nine months ended September 30, 2005 and 2004, respectively)

(4) Acquisitions

On February 1, 2005 we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.0 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). As a result of the POSIT transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture. The initial $90.0 million purchase price was allocated among goodwill ($79.5 million), and intangible assets ($10.5 million) consisting of the POSIT trade name and proprietary software. Through September 30, 2005, the contingent component of the purchase price approximated $1.1 million, which was recorded as additional goodwill.

Prior to the closing of the POSIT transaction, pursuant to license agreements with the POSIT Joint Venture, we paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. Through January 31, 2005, we incurred royalties to the POSIT Joint Venture of $1.1 million, compared with royalties of $10.3 million incurred during the nine months ended September 30, 2004.

On February 28, 2005, we acquired E-Crossnet Limited (“E-crossnet”) to offer professional investors in Europe an integrated European equities crossing system with access to an expanded liquidity pool.

(5) Goodwill and Other Intangibles, net

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
U.S. Operations	$141,861	$66,206	$10,953	$2,556
International Operations	34,504	20,344	1,412	101
Total	$176,365	$86,550	$12,365	$2,657

We recorded additional goodwill in 2005 related to the POSIT transaction, the acquisition of E-Crossnet and additional contingent purchase price consideration related to our March 29, 2004 acquisition of Radical Corporation.

We recorded intangible assets of $10.5 million consisting of proprietary software and the POSIT trade name as part of the POSIT transaction.

During the nine months ended September 30, 2005, no goodwill was deemed impaired and accordingly, no write-off was required.

We amortize other intangibles over their respective estimated useful lives, which range from two to five years.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Auction rate preferred stock	$—	$4,000	$—	$—
State and municipal government obligations	—	19,700	—	—
Corporate stocks	999	3,461	49	30
Other	5,484	5,369	—	—
Total	$6,483	$32,530	$49	$30

(7) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other (dollars in thousands):

	Receivables From		Payables To
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Customers	$764,022	$142,380	$639,980	$110,874
Clearing brokers and other	82,222	58,462	128,657	31,572
Allowance for doubtful receivables	(2,025)	(2,200)	—	—
Total	$844,219	$198,642	$768,637	$142,446

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	September 30, 2005	December 31, 2004
Accrued compensation and benefits	$30,879	$8,240
Accrued soft dollar research payables	25,352	17,603
Deferred compensation	19,935	22,602
Trade payables	7,060	10,615
Accrued transaction processing	5,383	5,369
Accrued rent	2,397	2,824
Accrued telecom	1,604	1,946
Other accrued expenses	14,486	13,622
Total	$107,096	$82,821

(9) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30, 2005	September 30, 2004
Three Months Ended
Net income for basic and diluted earnings per share	$15,592	$10,584
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	42,101	41,885
Effect of dilutive securities	268	7
Average common shares used in diluted computation	42,369	41,892
Earnings per share:
Basic	$0.37	$0.25
Diluted	$0.37	$0.25

Nine Months Ended
Net income for basic and diluted earnings per share	$46,268	$28,322
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	42,051	43,108
Effect of dilutive securities	146	8
Average common shares used in diluted computation	42,197	43,116
Earnings per share:
Basic	$1.10	$0.66
Diluted	$1.10	$0.66

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

	September 30, 2005	September 30, 2004
Three months ended	1,958	3,146
Nine months ended	2,120	3,468

(10) Net Capital Requirement

ITG Inc., AlterNet and ITG Execution Services are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires the maintenance of minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet and ITG Execution Services have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 for ITG Execution Services, or 6 2/3% of aggregate indebtedness.

At September 30, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $38.8 million, $3.0 million and $1.0 million, respectively, of which $38.6 million, $2.9 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian (Hong Kong and Japan) and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2005 of approximately $10.8 million, $3.4 million, $8.9 million, and $13.7 million, respectively.

As of September 30, 2005, ITG Inc. held a $5.1 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(11) Segment Reporting

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Asia, as well as a research and development facility in Israel.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended September 30, 2005
Total revenues	$79,802	$22,429	$102,231
Income before income tax expense	26,988	814	27,802
Capital purchases	1,611	498	2,109

Three Months Ended September 30, 2004
Total revenues	$68,119	$18,196	$86,315
Income before income tax expense	16,413	969	17,382
Capital purchases	2,827	479	3,306

Nine Months Ended September 30, 2005
Total revenues	$228,565	$67,510	$296,075
Income before income tax expense	72,796	4,727	77,523
Capital purchases	3,047	1,596	4,643

Nine Months Ended September 30, 2004
Total revenues	$189,890	$54,984	$244,874
Income before income tax expense	44,322	3,581	47,903
Capital purchases	6,885	826	7,711

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Executive Overview

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers, while our International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Asia (Hong Kong and our start-up business in Japan), as well as a research and development facility in Israel.

Revenues primarily consist of commissions generated by customers’ use of our trade execution and analytical and research services (“commission revenues”). Because these commissions are paid on a per-transaction basis, commission revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Asia.

Expenses consist of compensation and employee benefits, transaction processing, software royalties, occupancy and equipment, telecommunications and data processing services, and other general and administrative expenses.

While there continues to be pricing pressure in the U.S. equity markets reflecting continued competition from electronic execution providers and from traditional broker-dealers, the market environment for our U.S. Operations improved during the three months ended September 30, 2005 (“Third Quarter 2005”), compared with the three months ended September 30, 2004 (“Third

Quarter 2004”), resulting in our second consecutive quarter of consolidated revenues in excess of $100 million and operating margins in excess of 25%.  In this environment, ITG’s U.S. daily trading volumes and U.S. commission revenues per day achieved strong growth in Third Quarter 2005 versus Third Quarter 2004, as well as in the nine months ending September 30, 2005 (“First Nine Months 2005”), versus the nine months ending September 30, 2004 (“First Nine Months 2004”), as set forth in the table below:

	Percentage Revenue Growth / (Contraction): 2005 vs. 2004
U.S. Operations	Average Revenue per Share	Average Daily Volume	Average Daily Commission Revenue
Third Quarter	(4)%	33%	27%
First Nine Months	(5)%	25%	18%

ITG’s U.S. revenue growth for Third Quarter 2005 benefited from strong growth across our product spectrum.  The 33% increase in ITG’s U.S. daily trading volumes reflects strong volume growth in the POSIT suite of crossing products, algorithmic trading products, Triton and Radical.  Our average U.S. daily volume growth outperformed increases in daily volumes at the NYSE and Nasdaq of 16% and 5%, respectively, over the same period.  Sequentially, daily trading volumes decreased 2% at NYSE and declined 7% at Nasdaq in Third Quarter 2005 versus the second quarter of 2005, while ITG’s U.S. daily volumes increased 4.4% over the same period.

Total International revenues for Third Quarter 2005 increased $4.2 million or 23% versus Third Quarter 2004 to $22.4 million reflecting strong volume growth in Canada (contributing $2.5 million to overall international commission revenue growth), as well as the $0.7 million (or 4%) benefit of exchange rate fluctuation (as a result of a weakened U.S. Dollar relative to the currencies in our International Operations).  Similarly, total revenues for First Nine Months 2005 from our International Operations also grew 23%, versus First Nine Months 2004, to $67.5 million and include a $2.8 million (or 5%) benefit from exchange rate fluctuations.

The International Operations as a whole posted a pre-tax profit of $0.8 million, which included a foreign currency benefit of $0.1 million versus Third Quarter 2004. Canada posted pre-tax profitability of $1.5 million in Third Quarter 2005 and the combined Australia/Asia region had a pre-tax loss of $0.4 million, which includes $0.5 million in costs pertaining to our expansion into Japan. Europe posted a pre-tax loss of $0.3 million following a decline in volumes due primarily to security concerns throughout London in July as well as typical seasonality in August.

During Third Quarter 2005, we entered into an agreement to acquire The Macgregor Group, Inc. (“Macgregor”), a leading provider of trade order management technology, for approximately $230 million. The combined technologies of ITG and Macgregor will enable us to provide clients with a best-execution order management system that will closely integrate real-time data, analytics, order management and execution tools into a complete solution for institutional trading desks. The transaction is expected to close in early 2006.

During Third Quarter 2005 we also entered into an agreement to acquire Plexus Group Inc. (“Plexus”) for approximately $12 million. Plexus is a leading provider of transaction cost analysis services. The combination of ITG and Plexus will allow our clients to benefit from a more comprehensive transaction cost analysis product offering. The acquisition also expands ITG’s client base into the plan sponsor and sell-side customer segments in the U.S. and Europe. The transaction is expected to close in January 2006.

We are in the process of establishing credit facilities, which are likely to consist of a $200 million term loan and a $25 million revolving credit facility to partially finance our pending acquisitions of Macgregor and Plexus as well as supplement our existing regulatory capital and other working capital requirements, as needed.

Results of Operations—Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Highlights

The table below sets forth certain items in the condensed consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	September 30, 2005	September 30, 2004
Revenues:
Commissions	94.7	92.2
Other	5.3	7.8
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.0	36.6
Transaction processing	14.5	15.5
Software royalties	—	3.9
Occupancy and equipment	6.8	9.2
Telecommunications and data processing services	4.9	5.3
Other general and administrative	10.6	9.4
Total expenses	72.8%	79.9%

Income before income tax expense	27.2	20.1

Income tax expense	11.9	7.9
Net income	15.3%	12.2%

Earnings Per Share:

Both basic and diluted earnings per share for Third Quarter 2005 increased $0.12, or 48%, to $0.37 from $0.25 for Third Quarter 2004.

Revenues:

Consolidated Revenue

Consolidated revenues increased 18%, to $102.2 million in Third Quarter 2005. There were 64 trading days in Third Quarter 2005 compared with 67 trading days in Third Quarter 2004.

Our commission revenues benefited from strong share volume/contract value growth within our U.S. and International Operations. Share volumes grew 26% in our U.S. Operations and 61% in Canada. In Europe the market value of executions grew by 15%, more than offsetting lower revenue per contract value, while Australia and Hong Kong collectively achieved a combined growth rate of 46% in the market value of executions.

Other revenues decreased $1.3 million to $5.4 million in Third Quarter 2005 resulting primarily from a decrease in investment income from Third Quarter 2004, when we recorded a $2.1 million gain on our ownership in Archipelago Holdings common stock, which we received as part of an equity entitlement program, partially offset by increases in our Canadian inter-listed arbitrage trading.

The following table sets forth the components of revenues, by segment, included in the condensed consolidated statements of income (dollars in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2004	Change	% Change
U.S. Operations	$79,802	$68,119	$11,683	17
International Operations	22,429	18,196	4,233	23
Consolidated	$102,231	$86,315	$15,916	18

Revenues by segment—U.S. Operations

Revenues from U.S. Operations of $79.8 million increased 17% compared to Third Quarter 2004.

Commissions

Commission revenue growth in Third Quarter 2005 was driven by strong average daily volume growth from our POSIT suite of crossing products, algorithmic trading products, Triton and Radical, despite three fewer trading days in Third Quarter 2005 and a 4% reduction in revenue capture per share. The following table includes key operating performance metrics:

	Three Months Ended
U.S. Operations	September 30, 2005	September 30, 2004	Change	% Change
Total trading volume (in billions of shares)	6.7	5.3	1.4	26
Trading volume per day (in millions of shares)	104.7	79.0	25.7	33
Commission revenues per trading day ($ millions)	$1.21	$0.95	$0.26	27
Average revenue per share ($)	$0.0116	$0.0121	$(0.0005)	(4)
U.S. market trading days	64	67	(3)	(4)

Other

Other revenues decreased $2.0 million in Third Quarter 2005 primarily due to the recognition of a $2.1 million gain on our ownership in Archipelago Holdings common stock in Third Quarter 2004.

Revenues by segment—International Operations

Commissions

Commission revenues from International Operations increased $3.5 million, or 22%, and include a $0.5 million benefit from exchange rate fluctuations reflecting a weakened U.S. Dollar relative to the currencies in our International Operations. Excluding the foreign currency impact, commission revenues grew $3.0 million or 19%.

Our European commission revenues grew 2% to $8.4 million.  The market value of executions increased 15% while the average price per contract value declined 13% as we experienced a business mix shift which yielded increased revenues in our lower priced non-POSIT related execution services. Revenue growth and reduced POSIT executions were both influenced by the security concerns throughout London in July, as well as the addition of further stocks to the London Stock Exchange’s SETSmm trading service in July.

In Canada, we benefited from significantly higher volumes (61%), fueled by a 27% increase in Toronto Stock Exchange (“TSX”) volumes, significantly improved client site trading revenues (resulting from our Triton product, which became available in late 2004) and higher algorithmic trading revenues (resulting from our Horizon SmartServer, which became available earlier in 2005).  Canadian commission revenue growth also included a $0.5 million benefit from foreign exchange rate fluctuations during Third Quarter 2005.

The following table sets forth the components of our international commission revenue growth:

	Three Months Ended
International Commission Revenues	September 30, 2005	September 30, 2004	Change	% Change
	($ millions, except per trading day amounts)
Europe	$8.4	$8.2	$0.2	2
Canada	6.4	3.9	2.5	64
Australia	2.3	2.0	0.3	15
Asia	2.0	1.5	0.5	33
Total commission revenues	19.1	15.6	3.5	22
Less: currency exchange impact	(0.5)	—	(0.5)
Total commission revenues excluding currency exchange impact	$18.6	$15.6	$3.0	19

Commission revenues per trading day	$299,000	$233,000	$66,000	28

Expenses:

The following table sets forth the components of expenses and income taxes, by segment (dollars in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2004	Change	% Change
Consolidated
Compensation and employee benefits	$36,751	$31,620	$5,131	16
Transaction processing	14,852	13,368	1,484	11
Software royalties	—	3,381	(3,381)	(100)
Occupancy and equipment	6,995	7,918	(923)	(12)
Telecommunications and data processing services	5,039	4,549	490	11
Other general and administrative	10,792	8,097	2,695	33
Income taxes	12,210	6,798	5,412	80

U.S. Operations
Compensation and employee benefits	27,188	24,048	3,140	13
Transaction processing	8,181	8,139	42	1
Software royalties	—	2,867	(2,867)	(100)
Occupancy and equipment	5,520	6,558	(1,038)	(16)
Telecommunications and data processing services	3,356	3,179	177	6
Other general and administrative	8,569	6,916	1,653	24
Income taxes	11,377	6,089	5,288	87

International Operations
Compensation and employee benefits	9,563	7,572	1,991	26
Transaction processing	6,671	5,229	1,442	28
Software royalties	—	514	(514)	(100)
Occupancy and equipment	1,475	1,360	115	8
Telecommunications and data processing services	1,683	1,370	313	23
Other general and administrative	2,223	1,181	1,042	88
Income taxes	833	709	124	17

In Third Quarter 2005, foreign exchange rate fluctuations contributed approximately $0.7 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms, primarily from the Canadian and Australian currencies.

Compensation and employee benefits:   Our consolidated compensation and employee benefits expense increased $5.1 million driven by an increase in average headcount and higher performance based compensation (due to revenue and profit growth), as well as the impact of foreign currency translation ($0.3 million).

U.S. compensation and employee benefits expense increased by $3.1 million, or 13% primarily reflecting higher performance based compensation and employee benefits including bonuses, profit sharing and stock-based compensation, as well as salary and headcount increases. Average U.S. headcount during Third Quarter 2005 was 482 compared to 465 in Third Quarter 2004. The headcount increase is principally related to (i) the POSIT transaction on February 1, 2005, (ii) the full effect of our headcount increases in respect of Sarbanes-Oxley compliance and (iii) new product development, sales and support.

Total international compensation and employee benefits expense increased $2.0 million (including $0.3 million impact of exchange rate fluctuations) due to higher performance based bonuses, increased headcount and employee benefit costs. Average international headcount increased from 167 in Third Quarter 2004 to 190 in Third Quarter 2005.

Transaction processing:   Consolidated transaction processing expenses increased by $1.5 million to $14.9 million in Third Quarter 2005 primarily reflecting higher commission revenue levels, which grew 21% in our U.S. Operations and 22% in our International Operations.

U.S. transaction processing costs increased less than $0.1 million in Third Quarter 2005 as increased costs associated with higher daily share volume was offset by lower execution and clearing costs due to rate reductions.

International transaction processing costs increased $1.4 million in Third Quarter 2005 reflecting increased international business activity, business mix in Australia and Asia, and foreign currency impact of $0.2 million, partially offset by European clearing unit cost reductions.

Software royalties:   Software royalties principally relate to POSIT royalties, which were contractually fixed as a percentage of POSIT revenues. Following our February 1, 2005 acquisition of the 50% interest in the POSIT Joint Venture that we did not already own, we no longer incur POSIT royalty costs.

Occupancy and equipment:   Consolidated occupancy and equipment costs decreased by $0.9 million in Third Quarter 2005 driven by lower facility costs reflecting a Third Quarter 2004 lease abandonment charge for vacated office space in California, as well as lower depreciation expense.

Telecommunications and data processing services:   Consolidated telecommunications and data processing services costs increased $0.5 million, or 11% primarily reflecting increased business activity.

Other general and administrative:   Consolidated other general and administrative costs increased $2.7 million, or 33% reflecting (i) higher marketing costs related to our marketing/branding efforts, (ii) additional amortization of intangible assets resulting from the POSIT transaction, (iii) higher consulting fees, primarily related to systems, corporate tax planning and new business development activities, (iv) increased amortization of capitalized software as new products are released and (v) higher legal costs.  This was partially offset by the 2004 asset impairment charge of $0.7 million related to the NYSE seats.

Income tax expense

The effective tax rate was 43.9% in Third Quarter 2005, compared to 39.1% in Third Quarter 2004.  This rate increase reflects higher levels of non-deductible costs incurred in certain foreign jurisdictions and increased state taxes, partially offset by the reduction of a valuation allowance pertaining to capital loss carry-forwards that will be utilized primarily as a result of the sale of long-term investment securities.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations—Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Highlights

The table below sets forth certain items in the condensed consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30, 2005	September 30, 2004
Revenues:
Commissions	94.6	93.8
Other	5.4	6.2
Total revenues	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.7	36.8
Transaction processing	14.2	15.2
Software royalties	0.4	4.3
Occupancy and equipment	7.2	9.3
Telecommunications and data processing services	5.0	5.5
Other general and administrative	10.3	9.3
Total expenses	73.8%	80.4%

Income before income tax expense	26.2	19.6

Income tax expense	10.6	8.0
Net income	15.6%	11.6%

Earnings Per Share:

Basic and diluted earnings per share for First Nine Months 2005 increased $0.44, or 67%, to $1.10 from $0.66 in First Nine Months 2004.

Revenues:

Consolidated Revenue

Consolidated revenues increased $51.2 million, or 21%, to $296.1 million in First Nine Months 2005. There were 189 trading days in First Nine Months 2005 compared with 188 trading days in First Nine Months 2004.

Our commission revenues benefited from strong share volume/contract value growth within our U.S. and International Operations and include a $2.1 million benefit from exchange rate fluctuations. Share volumes grew 25% in our U.S. Operations and 43% in our Canadian Operations. In Europe, Australia and Asia the market value of executions collectively grew 40%.

Other revenues increased $0.9 million to $16.0 million in First Nine Months 2005 and included gains of $2.5 million related to our ownership of common stock in Archipelago Holdings that we received as part of an equity entitlement program, recovery against previous investment write-downs of $0.6 million, increases in our analytical product revenues, and an increase in our Canadian customer facilitation and inter-listed arbitrage trading. In First Nine Months 2004, we had a $2.4 million gain from our sale of 50% of our interest in KTG Technologies Corp. and recorded a $2.1 million gain related to our ownership of common stock in Archipelago Holdings.

The following table sets forth the components of revenues, by segment, included in the condensed consolidated statements of income (dollars in thousands):

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change	% Change
U.S. Operations	$228,565	$189,890	$38,675	20
International Operations	67,510	54,984	12,526	23
Consolidated	$296,075	$244,874	$51,201	21

Revenues by segment—U.S. Operations

Revenues from U.S. Operations of $228.6 million increased 20% compared to First Nine Months 2004.

Commissions

Commission revenue growth in First Nine Months 2005 was driven by strong average daily share volume growth for the POSIT suite of crossing products, algorithmic trading products, Triton and Radical, which more than offset the lower revenue capture per share. The following table includes key operating performance metrics:

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change	% Change
U.S. Operations
Total trading volume (in billions of shares)	18.9	15.1	3.8	25
Trading volume per day (in millions of shares)	100.2	80.1	20.1	25
Commission revenues per trading day ($ millions)	$1.17	$0.99	$0.18	18
Average revenue per share ($)	$0.0117	$0.0123	$(0.0006)	(5)
U.S. market trading days	189	188	1	1

Other

Other revenues increased $2.4 million in First Nine Months 2005 principally from increased investment income and subscriptions for our analytical products.

Revenues by segment—International Operations

Commissions

Commission revenues from International Operations increased $14.0 million, or 32%, and include a $2.1 million benefit from exchange rate fluctuations resulting from a weakened U.S. Dollar relative to the currencies in our International Operations. Excluding the foreign currency impact, commission revenues grew $11.9 million or 27%.

Growth in European revenues was driven by significantly higher levels of portfolio trading business within ITG’s customer base.

In Canada, we achieved revenue growth from significantly higher volumes (43%), driven by improved client site trading volume (resulting from Triton, which became available in late 2004), higher algorithmic trading volume (resulting from our Horizon SmartServer, which became available earlier in 2005) and exchange rate fluctuation (resulting from the strong Canadian dollar).

The following table sets forth the components of our international commission revenue growth:

	Nine Months Ended
International Commission Revenues	September 30, 2005	September 30, 2004	Change	% Change
	($ millions, except per trading day amounts)
Europe	$28.2	$21.9	$6.3	29
Canada	17.9	11.8	6.1	52
Australia	7.3	5.7	1.6	28
Asia	5.0	5.0	—	—
Total commission revenues	58.4	44.4	14.0	32
Less: currency exchange impact	(2.1)	—	(2.1)
Total commission revenues excluding currency exchange impact	$56.3	$44.4	$11.9	27

Commission revenues per trading day	$309,000	$236,000	$73,000	31

Other

Other revenues decreased 14%, or $1.5 million, as our First Nine Months 2004 included a gain of $2.4 million on our sale of 50% of our interest in KTG Technologies Corp., partially offset by increases in our Canadian inter-listed arbitrage trading.

Expenses:

The following table sets forth the components of expenses and income taxes, by segment (dollars in thousands):

	Nine Months Ended
	September 30, 2005	September 30, 2004	Change	% Change
Consolidated
Compensation and employee benefits	$108,722	$90,162	$18,560	21
Transaction processing	42,061	37,119	4,942	13
Software royalties	1,088	10,485	(9,397)	(90)
Occupancy and equipment	21,468	22,708	(1,240)	(5)
Telecommunications and data processing services	14,839	13,524	1,315	10
Other general and administrative	30,374	22,973	7,401	32
Income taxes	31,255	19,581	11,674	60

U.S. Operations
Compensation and employee benefits	80,090	67,683	12,407	18
Transaction processing	23,461	21,955	1,506	7
Software royalties	953	9,055	(8,102)	(89)
Occupancy and equipment	17,016	18,151	(1,135)	(6)
Telecommunications and data processing services	10,009	9,308	701	8
Other general and administrative	24,240	19,416	4,824	25
Income taxes	28,580	16,832	11,748	70

International Operations
Compensation and employee benefits	28,632	22,479	6,153	27
Transaction processing	18,600	15,164	3,436	23
Software royalties	135	1,430	(1,295)	(91)
Occupancy and equipment	4,452	4,557	(105)	(2)
Telecommunications and data processing services	4,830	4,216	614	15
Other general and administrative	6,134	3,557	2,577	72
Income taxes	2,675	2,749	(74)	(3)

In First Nine Months 2005, foreign exchange rate fluctuations contributed approximately $2.6 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits:   Our consolidated compensation and employee benefits expense increased $18.6 million as a result of an increase in average headcount, higher performance based compensation (due to revenue and profit growth) and benefits costs, as well as the impact of foreign currency translation ($1.0 million) partially offset by increases in capitalization of salaries related to product development.

U.S. compensation and employee benefits expense increased by $12.4 million, or 18% primarily reflecting higher performance based compensation and employee benefits including bonuses, profit sharing and stock-based compensation, as well as increased salary and headcount. Average U.S. headcount during First Nine Months 2005 was 480 compared to 452 in First Nine Months 2004. The headcount increase is principally related to (i) the POSIT transaction on February 1, 2005, (ii) the full effect of our 2004 headcount increases relating to Sarbanes-Oxley compliance and the March 2004 Radical acquisition, and (iii) new product development, sales and support partially offset by increases in capitalized salaries related to product development.

Total international compensation and employee benefits expense increased $6.2 million due to higher performance based compensation, increased headcount and employee benefits costs, as well as the $1.0 million impact of exchange rate fluctuations.

Transaction processing:   Consolidated transaction processing expenses increased by $4.9 million to $42.1 million in First Nine Months 2005 as commission revenues from our U.S. operations grew 20% and our International Operations grew 32%.

U.S. transaction processing costs increased $1.5 million primarily resulting from a 25% increase in daily share volume, partially offset by lower execution and clearing costs due to rate reductions.

International transaction processing costs increased $3.4 million primarily resulting from an increase in share volume in Canada and market value of transactions in Europe and Australia in First Nine Months 2005, as well as the $0.7 million impact of exchange rate fluctuations, offset by European clearing unit cost reductions.

Software royalties:   Software royalties principally relate to POSIT royalties, which were contractually fixed as a percentage of POSIT revenues. Following our February 1, 2005 acquisition of the 50% interest in the POSIT Joint Venture that we did not already own, we no longer incur POSIT royalty costs.

Occupancy and equipment:   Consolidated occupancy and equipment costs decreased $1.2 million to $21.5 million in First Nine Months 2005, as a result of lower facility costs reflecting a Third Quarter 2004 lease abandonment charge for vacated office space in California as well as lower depreciation expense.

Telecommunications and data processing services:   Consolidated telecommunications and data processing services costs increased $1.3 million, or 10% primarily reflecting increased business activity and currency exchange rate impact of $0.2 million.

Other general and administrative: Consolidated other general and administrative costs increased $7.4 million, or 32% reflecting (i) higher marketing costs related to our marketing/branding efforts, (ii) additional amortization of intangible assets resulting from the POSIT transaction and the March 2004 Radical acquisition, (iii) higher legal and consulting costs related, in part, to the National Association of Securities Dealers Inc.’s (“NASD”) investigation into our industry relating to gifts and gratuities, (iv) increased amortization of capitalized software as new products were released and (v) other consulting costs, primarily related to systems development.

Income tax expense

The effective tax rate was 40.3% in First Nine Months 2005 and 40.9% in First Nine Months 2004. The First Nine Months 2005 included a $2.6 million reduction of a valuation allowance pertaining to capital loss carry-forwards that will be utilized primarily as a result of the sale of long-term investment securities, which was partially offset by higher levels of non-deductible costs in certain foreign jurisdictions. The First Nine Months 2004 included a $0.6 million reduction of a valuation allowance pertaining to capital loss carry-forwards that were utilized as a result of the sale of 50% of our interest in KTG Technologies Corp. to IRESS Market Technology Limited.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.7 million in restricted cash deposits.

A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned at fair value may include highly liquid, variable state and municipal obligations, auction rate preferred stock, mutual fund investments, common stock and warrants. At September 30, 2005, cash and cash equivalents and securities owned, at fair value amounted to $195.0 million. Our net receivables from brokers, dealers and other due within 30 days totaled $832.3 million, while payables to brokers, dealers and other totaled $768.6 million. In addition, we held $9.6 million of total cash in restricted or segregated bank accounts at September 30, 2005.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should yield higher returns without significant effect on risk and are typically less than 90 days in duration. As of September 30, 2005, we had investments in limited partnerships totaling $10.7 million, all of which were invested in marketable securities. The limited partnerships employ a hedged convertible strategy.

Cash flows provided by operating activities were $32.3 million and $20.3 million in First Nine Months 2005 and First Nine Months 2004, respectively.  The increase in operating cash flow was primarily attributable to changes in working capital as well as higher net income.

Net cash used in investing activities reflects (i) our acquisitions of E-Crossnet and the 50% of the POSIT Joint Venture that we did not already own, (ii) additional contingent purchase price consideration related to the acquisition of Radical on March 29, 2004, and (iii) investments in premises and equipment and capitalizable software development projects, partially offset by proceeds from the sale of some of our investments in limited partnerships, and the sale of state and municipal government securities, as well as Archipelago Holdings common stock (which were classified in the condensed consolidated statements of financial condition as securities owned, at fair value).

During Third Quarter 2005, we entered into an agreement to acquire Macgregor, a leading provider of trade order management technology, for approximately $230 million, as well as an agreement to acquire Plexus for approximately $12 million.  The Macgregor transaction, which is expected to close in early 2006, and the Plexus transaction, which is expected to close in January 2006, will be partially financed through new credit facilities, as discussed below.

Net cash provided by financing activities reflects $7.4 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation and the related tax benefit of $0.1 million.

Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. We believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital. At September 30, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $38.8 million, $3.0 million and $1.0 million, respectively, of which $38.6 million, $2.9 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, Asian (Hong Kong and Japan) and European operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2005 of approximately $10.8 million, $3.4 million, $8.9 million, and $13.7 million respectively.

We are in the process of establishing credit facilities, which are likely to consist of a $200 million term loan and a $25 million revolving credit facility to partially finance our pending acquisitions of Macgregor and Plexus. The revolving credit facility will also be available to supplement our existing regulatory capital and other working capital requirements, as needed, as a shortfall in net regulatory capital would have a material adverse effect on our operations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparty or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $128.2 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $128.2 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of September 30, 2005, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at our Hoenig division. There has been no significant change to such arrangements and obligations since December 31, 2004. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during First Nine Months 2005, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In March 2004, we were served with a complaint by John Wald and Pendelton Trading Systems, Inc. (collectively “Pendelton”) asserting that certain features of ITG ACE and our Limit Order Model infringe Pendelton’s U.S. Patent No. 6,493,682 (the “Pendelton Patent”). In February 2005, Pendelton amended its complaint to add claims that ITG Horizon SmartServer, ITG HorizonPlus, and certain features of QuantEX and Triton infringe the Pendelton Patent. That amendment also contains a federal false advertising claim, state law claims for unfair competition and unjust enrichment and a claim under a New York consumer protection statute.  This matter has now been resolved.  The complaint was dismissed with prejudice on November 3, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2004, our Board of Directors authorized the repurchase of five million shares of our common stock and we have two million shares remaining for repurchase under such authorization. During the First Nine Months 2005, we did not repurchase any shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during Third Quarter 2005.

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2005	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant