Form 10-K
period 2005-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2006-03-15
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-32722

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-2848406
(State of incorporation)	(IRS Employer Identification No.)
380 Madison Avenue, New York, New York	(212) 588-4000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
10017
(Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer (as defined by Exchange Act Rule 12b-2).

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2)   Yes ☐   No ☒

Aggregate market value of the voting stock	Number of shares outstanding of the
held by non-affiliates of the	Registrant’s Class of common stock
Registrant at June 30, 2005:	at March 1, 2006:
$883,699,178	43,111,030

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2006 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III).

2005 FORM 10-K ANNUAL REPORT

Investment Technology Group, ITG, Access Plexus, activePeg, AsiaPOSIT, Channel ITG, Compalert, EuroPOSIT, Hoenig, ITG ACE, ITG Australia, ITG Japan, ITG Logic, ITG/Opt, ITG/Risk ITG Web Access, Macgregor, Macgregor University, Obsessed with the Optimization of Trading, Plexus Group, POSIT, QuantEX, ResRisk, ResRisk+, RouteNet, RuleExpert, SmartServer, SPI, SmartServer, TCA, The Future of Trading, TransPort, TriAct, Triton, Unite and Conquer, VWAP and Smartserver are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. AlterNet, Best Execution, DarkServer, Horizon Smartserver, Logic, Macgregor XIP, POSIT Alert, POSIT Match, POSIT Now, Radical, TCM and Where Risk Control Meets Cost Control are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

i

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Issues and Uncertainties—in this Annual Report on Form 10-K, which you are encouraged to read.

ii

PART I

Item 1.                        Business

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer operation in Japan, which commenced trading in September 2005 and (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S.

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and quantitative research services to institutional investors, brokers, money managers and alternative investment funds in the U.S. while our International Operations segment includes our brokerage businesses in Europe, Australia, Canada, Hong Kong and Japan, as well as a software development and research facility in Israel. Financial information by segment is provided in Note 19, “Segment Reporting”, in Notes to the Consolidated Financial Statements.

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. ITG has a unique approach that combines pre-trade analysis, order management, trade execution, and post-trade evaluation to provide clients with continuous improvements in trading and cost efficiency. We offer the following products and services to our clients:

Execution Services:

•        POSIT Suite: our portfolio of electronic stock crossing products including POSIT Match, POSIT Now (formerly TriAct) and POSIT Alert (collectively known as “POSIT”).

•        Electronic Trading Desk: an agency trading desk offering clients the ability to efficiently access multiple sources of liquidity.

•        ITG Algorithms: algorithmic systems which implement automated server-based trading strategies.

Client-Site Trading Products:

•        Triton: a Windows-based decision-support, trade management and order routing system.

•        Radical: a Windows-based trading platform targeted for the active trading community.

•        Channel ITG: an integrated link to the trade blotters of popular trade order management systems.

•        ITG Platform: a Windows-based order routing and trade management system.

Analytical Products and Research:

•        TCA: a tool for systematically estimating and measuring post-trade transaction costs.

•        ITG Logic: an interactive pre-trade suite of products, offered through an integrated platform including:

•       ITG ACE: a pre-trade agency cost analysis tool providing transaction cost analysis for single stock executions or portfolio trades.

•       ITG Risk Models: a set of equity risk models to assist portfolio managers, researchers and traders in measuring, analyzing and managing a variety of risks.

•       ITG ResRisk+: a multifaceted optimizer, enabling portfolio managers and traders to assess and control portfolio risk characteristics through series of executions.

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

We generate commission revenues on a “per transaction” basis for all orders executed. Orders are delivered to us from our “front-end” software products which include Triton, Radical, and Channel ITG, as well as other vendors’ front-ends and direct computer-to-computer links to customers. In the U.S., orders may be executed on or through (1) POSIT, (2) our algorithmic servers, (3)  the NYSE, (4) the American Stock Exchange, (5) certain regional exchanges, (6) the Nasdaq National Market, (7) market makers, (8) electronic communication networks (“ECNs”), systems which trade equity securities and (9) third party alternative trading systems (“ATSs”). In our International Operations, we generate revenues on a “per transaction” basis on the volume of securities executed or on the contract value of securities traded.

Our U.S. trading volumes over the last five years are summarized in the graph below:

POSIT Suite

In 2005, ITG rebranded its crossing products as a suite of trading destinations under the POSIT name. The suite includes POSIT Match, POSIT Now (formerly TriAct) and POSIT Alert.

POSIT Match

POSIT Match was introduced in 1987 in the U.S. as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to also serve the active trading and broker-dealer communities including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds. There are also numerous clients using versions of POSIT in Europe, Australia, and Hong Kong.

POSIT Match is an electronic stock crossing system through which clients enter buy and sell orders to trade single stocks and portfolios of equity securities among themselves in a confidential environment. Orders may be submitted to the system directly via ITG Client Site Trading Products or other computer-to-computer links, or indirectly through POSIT Now, ITG Algorithms, or ITG Electronic Trading Desk personnel. We also work in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and other third party order management systems (“OMS”).

U.S. POSIT Match currently accepts orders for a universe of equity securities including (i) securities listed on a registered exchange (NYSE, AMEX, other regional exchanges), (ii) securities approved for trading on Nasdaq (National Market System or Nasdaq Small Cap) and (iii) certain OTC Bulletin Board securities, but may be modified, as the need arises, to include additional equity securities. The POSIT Match algorithm optimizes the maximum possible number of buy and sell orders that match or “cross”.

Clients may specify conditions on their orders that must be satisfied, such as the requirement that the net cash resulting from buys and sells remain within specified constraints. A client may also specify a minimum number of shares to be executed for a given order. There are currently twelve scheduled intraday crosses every business day. POSIT Match prices trades at the midpoint of the national best bid and offer (“NBBO”) for each security at the time of the cross, based on information provided directly to the system by a third-party data vendor. Immediately after each match, clients receive electronic reports showing match results for their orders. Clients then decide whether to keep unmatched orders in the system for future matches or to execute them by other means. POSIT AHC, the after hours cross, was introduced in 2003. This match runs after the close of the intraday trading session. In the POSIT after hours cross, all trades are priced at the day’s closing price.

POSIT Match provides the following significant benefits to clients:

•        Confidential matching of buy and sell orders eliminates market impact. In contrast, participants in traditional or other open markets are constantly subject to the risk that disclosure of an order will unfavorably affect price conditions.

•        The average execution size in POSIT Match is significantly larger than the average execution size on ECNs and registered exchanges.

•        Users gain access to the substantial pool of liquidity represented by aggregate POSIT Match orders in each match.

•        Midpoint pricing allows users to save half the bid/offer spread.

•        Clients pay a low commission on completed transactions relative to the industry average. POSIT Match generates revenue from commissions charged on each share crossed through the system.

Clients can also access POSIT Match through our brokerage subsidiary, AlterNet. AlterNet enables clients to execute trades in POSIT on a net basis, i.e. with the commission payable to us for the POSIT Match trade included in the price at which the client executes their POSIT Match trade. This feature is particularly attractive to our broker-dealer customers and AlterNet was created in response to broker-dealers’ desires to facilitate net pricing in POSIT Match.

POSIT Now (formerly TriAct)

POSIT Now is a continuous, intraday crossing system offering full anonymity, continuous execution opportunities, no market impact, and access to our POSIT Match system. POSIT Now provides price improvement on every transaction and opportunities for size improvement. Participants in POSIT Now submit orders that may be executed in one of three ways: (a) against the ongoing flow of market bound orders submitted by other ITG clients and our Electronic Trading Desk, (b) against orders from other POSIT Now participants (liquidity suppliers) and (c) for POSIT Now orders marked as eligible to participate in POSIT Match, in one of POSIT Match’s twelve intraday crosses. Both listed and OTC securities can be traded in POSIT Now.

An execution in POSIT Now is priced between the bid/offer spread. When a liquidity supplier interacts with a market-bound order, the supplier receives 75 percent of the spread; when executing against other suppliers, or in POSIT Match, the supplier receives 50 percent of the spread. POSIT Now allows traders to control how their orders are traded by offering order expiration time, control of the rate at which orders are traded (during 1, 5, or 15 minute intervals), price protection, and portfolio buy/sell and minimum share constraints. In addition, POSIT Now enforces the tick/bid test rules for short sales of securities. POSIT Now is accessible from Triton, Radical, and Channel ITG as well as third party OMSs and ITG’s Electronic Trading Desk. ITG Algorithms also provide clients access to POSIT Now liquidity while trading under a variety of algorithmic strategies.

In 2005, ITG introduced access to POSIT Now through AlterNet. This allows brokers to participate in POSIT Now and have seamless access to POSIT Match, while receiving the net pricing they require in both trade execution venues.

POSIT Alert

POSIT Alert was announced in 2005, and is expected to be widely launched in 2006. POSIT Alert offers clients the ability to tap into trading opportunities before they enter the market. POSIT Alert seeks out crossing opportunities by scanning uncommitted positions on client trade blotters. When a crossing opportunity is detected, users of Triton and Channel ITG are notified that a potential crossing opportunity exists. The client then has a period of time to decide if they want to participate in a cross of that security. If they elect to participate, their order is sent to POSIT Now where it will cross, priced at the midpoint of the NBBO, with other POSIT Alert participants, as well as any matching orders already present in POSIT Now. POSIT Alert offers a way to tap into a vast reserve of hidden liquidity with little information leakage. In the fourth quarter of  2005, POSIT Alert was in beta test with several clients.

Electronic Trading Desk

The Electronic Trading Desk is a full-service, agency execution group that specializes in lowering transaction costs for our clients through the utilization of our proprietary trading products, including extensive use of POSIT and ITG Algorithms.

Clients use Triton and Radical to deliver orders electronically to our desk and, as orders are executed by the desk, reports are automatically delivered electronically back to the client. For clients that do not send orders to ITG execution destinations through our ITG Client Site Trading Products, our account executives receive orders by telephone, fax, e-mail, instant messaging or other electronic means, such as FIX connections. Clients give our active traders single stock orders or program trades to work throughout a day, or over multiple days, as well as residual trades from unfilled orders in POSIT Match.

The Electronic Trading Desk will use Triton to route orders to multiple market destinations, including primary exchanges, regional exchanges, ATSs, ECNs, over-the-counter market makers, or actively seek the contra side of client orders by soliciting interest among other clients.

Our Portfolio Trading Group focuses on agency list or program trading. By employing a step-by-step process that leverages technology and access to multiple sources of liquidity, the Portfolio Trading Group seeks to systematically achieve high quality executions for our clients by controlling transaction costs. A client program is evaluated with a pre-trade analysis to determine aggregate portfolio characteristics, estimate market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using Triton and ITG Algorithms to meet client execution objectives. After a portfolio execution is complete, we provide our clients with comprehensive reports analyzing execution results utilizing ITG Research products, specifically TCA.

ITG Algorithms

ITG is a pioneer and innovator in algorithmic trading providing a full suite of algorithmic strategies. ITG Algorithms are automated trading systems that accept orders from client workstations and execute them using computerized trading algorithms. The ITG approach is comprehensive, encompassing sophisticated tools for pre-trade modeling, automated execution, and post-trade performance measurement. All ITG Algorithms take advantage of the vast, low-cost liquidity available through the POSIT crossing systems.

All ITG Algorithms are physically located at ITG, and are accessed electronically by clients via Triton, Radical, direct connections, or our Electronic Trading Desk. Each ITG Algorithm is an automated trading agent pre-programmed with a particular trading style. By using these agents, traders can focus their attention on a subset of their orders, letting the ITG Algorithm trade the rest of the orders on the list. Currently, ITG provides strategy-based servers, including: VWAP Algorithm, activePeg Algorithm, the ITG DarkServer, and the ITG Smart Order Router.

The VWAP Algorithm executes orders in a manner designed to closely track a security’s volume-weighted average price (“VWAP”), throughout the trading day. The VWAP Algorithm analyzes liquidity and market conditions continuously throughout the day and determines the appropriate order size and order price to approximate the VWAP. Clients may choose to execute relative to the VWAP price for the entire trading day, or for some subset of that trading day.

ITG’s activePeg Algorithm is aimed at traders who are benchmarked to a decision-price (pre-trade) benchmark or who would like to execute as quickly as possible while still minimizing the market impact of their trades. Traders can specify an expiration time to explicitly define the time horizon for a wave of orders, or they can let the strategy choose an appropriate time horizon for each order individually. The trading algorithm uses a blended passive/aggressive style to work orders automatically over the time horizon, supplying liquidity passively with the objective of attracting executions at favorable prices, but also issuing carefully timed aggressive orders to keep the trade on schedule. Care is taken by all components of the algorithm to blend in with other orders in the market and minimize the leakage of information to other parties in the marketplace.

The ITG DarkServer provides seamless access to liquidity sources, seeking out hidden liquidity with no information leakage. The ITG DarkServer offers smart routing to the unique ITG liquidity pools, POSIT Match and POSIT Now, as well as to NYFIX Millennium, other ATSs, and ECN hidden liquidity. The ITG DarkServer is an ideal mechanism to maximize executions at the midpoint of the NBBO or better. There are three variations of the ITG DarkServer:  The ATS variation, which never exposes orders in the market, splits orders among the POSIT suite, Millennium, and other ATSs; ECN, which uses the ATS mode as well as IOC (immediate or cancel) orders to search for hidden liquidity in ECNs; and Float, which uses the ATS and ECN modes as well as passive orders to seek to earn the spread between the NBBO.

The ITG Smart Order Router provides convenient access to the listed and OTC markets by aggregating access through a single connection. Users send market and limit orders to the ITG Smart Order Router and the system routes the orders to an exchange or ECN with the best price. All quantities at the best available price across all trading venues are exhausted before moving to the next price level. A proprietary algorithm is used to find all visible, hidden, reserve and discretionary liquidity. All major ECN order features are supported through the router by passing the orders through to an ECN that supports the feature.

In addition to the strategies described above, ITG provides automated strategies for lists, volume participation, ACE Implementation Shortfall (decision price based on the ITG ACE trading cost estimation model), and time-weighted average price. ITG also provides trading strategies for use by clients using the Triton execution product. Since the algorithms are delivered using Triton, they can be highly interactive, allowing very detailed control over execution.

Triton

Triton, released in 2003, is our list-oriented order management and execution system, bringing a complete set of integrated execution and analytical tools to the user’s desktop. Triton was designed to supercede our QuantEX product and was built using a Windows-based architecture for ease-of-use, easy customization and tight integration with the user’s desktop environment.

Triton provides clients with the functionality to manage every step of the trading process. From the Triton desktop, users can perform trade management functions, make order execution decisions, monitor trading results, access real-time and historical market data, and utilize trading analytics. Orders may be routed to many destinations including POSIT, POSIT Now, ITG’s Electronic Trading Desk, ITG Algorithms, exchanges, ECNs, and certain third party brokers through our RouteNet order routing service. Triton’s blotter supports sophisticated portfolio aggregation and allocation functions. Triton also provides integrated access to ITG’s proprietary pre- and post-trade products. Finally, Triton is a multi-user system, allowing work groups to share access to portfolios and track trading results.

Triton has numerous facilities for customization and integration into the clients’ trading environment. FIX is used to integrate with most OMSs and customer proprietary environments. Triton provides rich programming interfaces based on the Microsoft .NET development environment for building product customizations, including trading shortcuts, analytics, algorithmic trading strategies and reports.

Triton runs as a stateless thin-client, typically on the client’s primary desktop PC. The balance of the Triton product runs on servers in ITG data centers. Clients may connect to ITG over the Internet or using a private network.

The Triton trading infrastructure is also used to deliver additional products such as Channel ITG. Also, the Triton Solutions Framework, a .NET based algorithmic development environment, is the backbone for many ITG algorithmic servers.

Revenues are generated through commissions and transaction fees charged for each trade electronically routed through Triton and executed on one of the many destinations available from the application. We do not derive royalties from the sale or licensing of the Triton software.

Radical

Radical, ITG’s desktop application for institutional and hedge fund traders, provides clients connectivity to a variety of liquidity pools and execution venues. Orders may be routed to many destinations including POSIT, POSIT Now, ITG’s Electronic Trading Desk, ITG Algorithms, exchanges, ECNs, and certain third party brokers through our RouteNet order routing service. We continually monitor the evolution of electronic markets and, as appropriate, create links to new liquidity sources and seek to support emerging order types. Radical provides a fast and easy way to enter single orders or list orders for execution. In addition to routing, Radical also provides a fully customizable user interface. Radical provides real-time market data from exchanges as well as ECN book data and has full multi-trader capabilities allowing work groups to share access to working orders and track trading results. Radical is Windows based and has a thin-client architecture. Network connectivity is established through the Internet or through a private network.

Channel ITG

Channel ITG, introduced in 2004, provides an integrated link to the trade blotter of popular OMSs. It is a powerful, easy to use tool that sweeps orders from the OMS blotter, and allows them to be sent to POSIT Match, POSIT Now, POSIT Alert, ITG Algorithms and the ITG Electronic Trading Desk. Channel ITG allows the user to set sweep criteria and control exactly which orders they would like swept. The user may then review and adjust any orders prior to sending them to an ITG destination. As trades are executed, the positions in the user’s trade blotter are updated in real time. Channel ITG also issues reminders of upcoming POSIT Match crosses. It is presently integrated with the following OMSs: Macgregor XIP, EZE Castle and Charles River, and integration with other major providers is currently in progress. Channel ITG may also be used in “Lite” mode, for those users who desire simple access to ITG trading destinations. In this configuration, there is no linkage to an OMS product, and clients enter their orders directly into Channel ITG. The client may then direct its orders to ITG trading destinations.

ITG Platform

ITG Platform is the predecessor to Radical and provides clients with seamless connectivity from their desktop to a variety of execution destinations including POSIT Match, POSIT Now, ITG’s Electronic Trading Desk, ITG Algorithms, exchanges, ECNs, and certain third party brokers through our RouteNet order routing service. Orders may be corrected or cancelled electronically, and all reports are delivered electronically back to the ITG Platform. ITG Platform also supports special trading interfaces as needed by POSIT strategies and ITG Algorithms. Allocation information can be associated with executions in the ITG Platform and delivered to us electronically. ITG Platform has access to historical data through the ITG Data Center, including a wide array of analytics. ITG Platform also provides clients enhanced list trading capabilities, access to special ECN order types and, in some cases, access to real time NASDAQ Level II data. ITG Platform has the ability to communicate with ITG via the Internet or through private networks.

We are actively converting ITG Platform users to our Radical and Triton systems.

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

TCA (Post-trade Transaction Cost Analysis Service)

Transaction cost measurement is critical to controlling trading costs and has become a focus of the U.S. and international trading community. TCA, ITG’s web-based transaction cost analysis service, identifies, measures and analyzes trading costs, and delivers prompt daily results. Integrated with our Triton front end, TCA reports are available anytime during the trading day. Clients can generate a large variety of standard reports built into the browser-based application and customized reports can be produced based on specific client requests. The TCA service also supports our own trading desk, with respect to periodic reporting on ITG trading activity, by execution product and by client. The product offerings spanning the service include the core TCA web-based transaction cost tool, the ITG Peer Group Database, a custom reporting facility, and consulting services.

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

The custom reporting tools and consulting services go hand-in-hand, providing tailored reporting and analysis. Consulting in this area often results in specialized reports, designed in cooperation with the client, and aimed towards specific business process requirements. More general reporting on an ad hoc basis, with respect to industry trends compared to client performance, also is produced. This is achieved with the aid of a proprietary consulting database, which permits aggregation of trading results and comparison with other investment data and trend analysis.

ITG Logic (Pre-trade Toolkit)

ITG Logic is an interactive pre-trade suite of products, offered through an integrated platform, to portfolio managers, traders, and transition managers. This toolkit is designed to assist these clients with the control of transaction costs, the management of risk, and optimization of the balance between those key concepts and urgency with respect to the capture of market returns. The platform itself permits consolidated reporting and options with respect to delivery mechanisms to the client. In addition to web-based browser delivery, the system includes web-services functionality, allowing swift integration with proprietary client and third-party order management systems. Data input and reporting are facilitated through web browsers, real-time dynamic Excel spreadsheet applications, and integration into order management systems. The ITG Logic toolkit is offered both as a standalone set of applications and through our Triton Client Site front end. The current set of applications includes ITG ACE, our suite of risk models, and ResRisk+, a list optimization and reporting tool, all described below.

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

ITG ACE is used by investment professionals as a tool for cost analysis at a variety of decision points. Portfolio managers can factor expected transaction costs into portfolio rebalancing decisions, traders can assess trade execution costs before placing orders into the market, and managers can benchmark trading performance, handicapping trades for execution difficulty, post-trade. Given its versatility, the ITG ACE model also is incorporated into TCA, ITG/Opt, ResRisk+, and our Triton Client Site front end.

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

U.S. Equity Risk Models are delivered for daily, weekly, and monthly horizons. Country-specific and Global Risk Models are available as part of the overall suite. Risk models also are offered to clients in file format, outside the ITG Logic platform, for direct integration with client portfolio management and testing systems.

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

ITG Europe

ITG Europe was founded in 1998 as an institutional broker and provides institutional investors in European equities with all the main products and services provided by ITG Inc. in U.S. equities, including POSIT Match, Electronic Trading Desk, Triton, ITG Algorithms and APR products such as TCA, ITG Logic and the ITG Fair Value Model. Eight daily European POSIT matches are currently run dealing in equities from 15 European countries. A flexible range of electronic connectivity options is provided including through Channel ITG, Triton, ITG Platform, FIX protocol and other tailored solutions. ITG Europe’s product suite was significantly expanded to include ITG Client Site Trading Products in 2005 with the launch of the European version of Triton, ITG Algorithms and Channel ITG.

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

In April 2004, ITG Canada entered into a joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia. As part of the joint venture agreement, we sold 50% of our interest in KTG Technologies Corp (“KTG”), which we acquired in September 2001, to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$2.4 million on a pretax basis and $1.5 million on an after-tax basis. Our remaining 50% interest was contributed to the new joint venture, which continues to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology. Our 50% interest in the new joint venture is accounted for under the equity method of accounting.

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

In September 2002, as a result of the acquisition of Hoenig Group Inc., by ITG, the Hong Kong operations were substantially boosted by the addition of Hoenig (Far East) Limited, a Hong Kong based, wholly-owned broker-dealer subsidiary. Hoenig (Far East) provided trade execution, independent research and other services in Asian markets to alternative investment funds and money managers.

During December 2003, ITG Hong Kong Ltd. changed its name to ITG Hoenig Limited in preparation for the merger of ITG Hong Kong and Hoenig (Far East), which occurred in February 2004. In January 2006, ITG Hoenig Limited changed its name back to ITG Hong Kong Limited.

In June 2005 ITG Hong Kong launched an off-shore POSIT match in Japanese equities.

ITG Japan

During early 2005, ITG Japan Ltd., a Bermuda registered company, established a branch office in Tokyo in anticipation of commencing an institutional broker-dealer operation in Japan. Following the issue of a dealer’s license by the Japanese Financial Services Agency (“FSA”), ITG Japan commenced trading operations in mid-September 2005.

License and Relationship with Barra

In 1987, Jefferies & Company, Inc. and BARRA Inc. (“Barra”) formed a joint venture (“POSIT Joint Venture”) for the purpose of developing and marketing POSIT. In 1993, Jefferies & Company, Inc. assigned all of its rights relating to the joint venture and the license agreement, discussed below, to us.

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

In June 2004 Barra was acquired by Morgan Stanley Capital International Inc. (“MSCI”) and on December 15, 2004 we entered into an agreement with MSCI to acquire MSCI and Barra’s ownership interest in the POSIT Joint Venture (the “POSIT Transaction”) for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). The POSIT Transaction closed on February 1, 2005, at which time we became the owner of all right, title, interest, including all intellectual property rights of the POSIT Joint Venture.

Prior to the closing of the POSIT Transaction, pursuant to license agreements with the POSIT Joint Venture, ITG Inc., ITG Australia, ITG Europe and ITG Hong Kong paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. For the years ended December 31, 2005, 2004, and 2003, we paid aggregate royalties to the POSIT Joint Venture of $1.1 million, $13.7 million, and $16.7 million, respectively, under the license agreements.

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

•       ITG Inc. is a U.S. broker-dealer registered with the SEC, NASD, National Futures Association, Pacific Exchange (“PCX”), Ontario Securities Commission (“OSC”), all 50 states, Puerto Rico and the District of Columbia. ITG Inc.’s principal self-regulator is the NASD.

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

•       ITG Canada is a Canadian broker-dealer registered with the Investment Dealers’ Association (“IDA”), OSC and 6 other Provincial securities authorities (Alberta Securities Commission, British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, and Saskatchewan Financial Services Commission). ITG Canada is a member of the TSX and TSX Venture Exchange.

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

•       ITG Hong Kong refers to ITG Hong Kong Limited and/or its affiliate ITG Securities (Asia) Limited (“ITG Asia”) and Hoenig (Far East) Limited (“HFE”). ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a dealer’s license issued by the Securities and Futures Commission of Hong Kong (“SFC”), with the SFC acting as its principal regulator.

•       ITG Japan, refers to ITG Japan Ltd., an institutional broker-dealer operation in Japan. ITG Japan is regulated by the Japanese Government Financial Services Agency.

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

Regulation ATS

From the formation of the POSIT Joint Venture until the adoption of Regulation ATS, POSIT operated under a “no-action” letter from the SEC staff which indicated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, POSIT is not registered with the SEC as an exchange.

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

At December 31, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $56.2 million, $3.2 million and $1.0 million, respectively, of which $55.9 million, $3.1 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European, Hong Kong and Japanese operations had regulatory capital in excess of the minimum requirements applicable to each business, as of December 31, 2005, of approximately $11.6 million, $4.0 million, $11.8 million, $6.0 million and $6.7 million, respectively.

As of December 31, 2005, ITG Inc. held a $2.5 million cash balance on behalf of its Hoenig division in a segregated deposit account at its clearing broker, Jefferies and Company, Inc., for the benefit of customers under certain directed brokerage arrangements.

Research and Product Development

We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our consolidated statements of income, we expensed research and development costs amounting to $26.1 million, $23.3 million, and $24.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Employees

As of December 31, 2005, we employed 714 personnel globally. Our U.S. Operations employed 510 personnel and our International Operations employed 204 personnel at that date.

Availability of Public Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://www.itg.com/investor. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY, 10017, attn: Investor Relations.

Item 1A.                Risk Factors

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

On June 9, 2005 the SEC adopted “Regulation NMS”. Regulation NMS incorporates four substantive provisions related to the regulatory structure of the U.S. equity markets. Subject to applicable exceptions, Rule 611 of Regulation NMS requires trading centers (which would include national securities exchanges, national securities associations that operate an SRO trading facility, ATSs (such as POSIT Match and POSIT Now), exchange market makers, broker-dealers that execute orders internally by trading as principal, or broker-dealers, such as ITG Inc., that execute orders internally by crossing orders as agent) to establish, maintain, and enforce written policies and procedures reasonably designed to prevent the execution of trades at prices inferior to protected quotations displayed by other trading centers. To be protected, a quotation must be immediately and automatically accessible. Rule 610 requires fair and non-discriminatory access to quotations, establishes a limit on access fees, and requires each national securities exchange and national securities association to adopt and enforce rules that prohibit their members from engaging in a pattern or practice of displaying quotations that lock or cross automated quotations. Rule 612 generally prohibits market participants from accepting, ranking or displaying orders, quotations or indications of interest in pricing increments finer than one penny. The rule does not prohibit systems, such as POSIT, that match unpriced orders at the midpoint of the best bid and offer from executing such orders in share prices of less than one cent. Finally, Regulation NMS would amend the various national market system joint industry quotation and trade reporting plans to modify the formulas for allocating net income among the exchanges and national securities associations that are the participants of such plans. The effective date of Regulation NMS was August 29, 2005, however the implementation date for Rule 612 was extended until January 31, 2006, and for the other rules until June 29, 2006. SEC staff have indicated publicly that it is highly likely that the June 29 implementation date will be delayed, perhaps for several months or longer to enable the SEC and the industry to address implementation issues. At this date, however, the SEC has not formally announced any delay in the implementation date.  As a result, we cannot predict the extent to which any future regulatory changes associated with most of the rules in Regulation NMS would affect our business.  As Rule 612 has been in place for a very short period of time, it is difficult to predict the long term effects of this rule on our business. Nevertheless, in the short term, implementation of Rule 612 has not adversely affected our business.

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

Net Capital Requirement

Each of our broker-dealer subsidiaries is subject to regulatory capital requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by U.S. or international regulatory bodies, and ultimately could require its liquidation. We do not currently maintain any credit facilities in the event of a regulatory capital shortfall. Historically, all regulatory capital needs of ITG Inc., AlterNet and ITG Execution Services have been provided by cash from operations. While we believe that cash flows from operations will continue to provide ITG Inc., AlterNet and ITG Execution Services with sufficient regulatory capital, we have established a $25 million credit facility which can be accessed to supplement our existing regulatory capital, as needed.

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

The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or alter its scope, including modifying the nature of Section 28(e) from a safe harbor to a mandatory regime for the use of soft dollars applicable to all investment advisors (including those not registered with the SEC). In October 2005, the SEC published a proposed interpretation which, among other things, sought to narrow the scope of services which constitute “research” within Section 28(e). While we do not believe that adoption of the proposed soft dollar interpretation will have a material adverse effect on our business, we can not predict whether the SEC will adopt a final interpretation in the form originally proposed, or whether the SEC will act to further restrict our clients ability to use soft dollars. Similarly, increased scrutiny placed upon soft dollar practices in light of the recent SEC attention to this area, may cause certain clients to further restrict their use of soft dollars, which could, in the aggregate, materially impact our business.

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

Competition

The financial services industry generally, and the securities brokerage business in which we engage in particular, is extremely competitive, and we expect it to remain so. The automated trade execution and analysis services offered by us compete with services provided by leading brokerage firms and transaction processing firms and with providers of electronic trading and trade order management systems and financial information services. POSIT also competes with various national and regional securities exchanges and execution facilities, the Nasdaq National Market, ATSs and ECNs for trade execution services. In addition, the number of trading products that compete with our Client Site Trading Products has been increasing. Many of our competitors have substantially greater financial, technical, marketing and other resources which, among other things, enable them to compete with the services we provide on the basis of price, and a willingness to commit their firms’ capital to service a client’s trading needs on a principal, rather than on an agency, basis. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Outside the United States, in addition to our U.S. competitors with international capabilities, we compete with non-U.S. financial service companies that may also have long-standing, well-established relations with their clients, some of which also hold dominant positions in their trading markets. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that POSIT, Triton, Radical, ITG Algorithms, the Electronic Trading Desk and our Analytical Products and Research services have established certain competitive advantages, our ability to maintain these advantages will require continued identification of enhancements to our products, investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantages.

Insufficient System Capacity or System Failures

Our business relies heavily on the computer and communications systems supporting our operations. Peak trading times and times of unusual market volatility could cause our systems to operate slowly or even fail for periods of time, as could general power or telecommunications failures or natural disasters, despite the contingency plans we have in place. Moreover, we have varying levels of contingency plan coverage among our non-U.S. subsidiaries. The presence of computer viruses can also cause failure of our systems. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions. If any of our systems do not operate properly or are disabled, we could incur financial loss, liability to clients, regulatory intervention or reputational damage. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us.

Rapid Changes in Technology

Due to the high demand for technology-based services in the securities industry, we are subject to rapid technological change and evolving industry standards. Also, customer demands become greater and more sophisticated as the dissemination of information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies in a timely and cost-effective manner and to adapt to the technological advancements and changing standards, we will be less able to compete effectively, which could have a material adverse effect on our business. Similarly, the development of technology-based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could negatively impact our revenues.

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

The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2005	2004	2003
Largest customer	6.6%	6.1%	5.4%
Second largest customer	2.7%	2.2%	4.0%
Third largest customer	2.6%	2.2%	3.1%
Ten largest customers	25.2%	22.5%	28.2%

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

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

U.S. Operations

Our principal offices are located at 380 Madison Avenue in New York, New York. We currently lease the entire 4th floor and a portion of the 5th and 7th floors or approximately 101,000 square feet of office space. The sixteen-year lease terms for the 4th and 5th floors and the fourteen-year lease term for the 7th floor expire in January 2014.

We maintain a research, development, sales and technical support services facility in Culver City, California where we occupy approximately 79,000 square feet of office space. 25,000 square feet of office space is located at 600 Corporate Pointe. An additional 54,000 square feet of office space is located at 400 Corporate Pointe. Both leases expire in December 2016.

Additionally, we have a regional office in Boston, Massachusetts where we occupy approximately 21,000 square feet of office space with a lease expiring in April 2010.

The Hoenig division maintains an office in Rye Brook, New York where we occupy approximately 29,000 square feet of office space. The lease agreement expires in December 2010.

International Operations

ITG Canada has offices in Toronto, Canada where we occupy approximately 7,800 square feet of office space pursuant to two leases expiring in December 2007 and August 2008, respectively.

ITG Europe has offices in Dublin, Ireland and London, England where we occupy approximately 4,000 and 7,000 square feet of office space, respectively. We lease the Dublin space pursuant to a twenty-year lease agreement that expires in July 2018 and we lease the London space pursuant to a nine-year lease agreement that expires in September 2013.

ITG Australia has trading facilities in Melbourne and Sydney, Australia where we occupy approximately 4,600 and 2,700 square feet of office space, respectively. We lease the Melbourne space pursuant to a two-year lease agreement that expires in November 2007 and we lease the Sydney space pursuant to a five-year lease agreement that expires in February 2010.

Our Hong Kong operations occupy approximately 4,400 square feet of office space in Hong Kong pursuant to a lease, which expires in June 2007. In addition, the Hong Kong operations leases approximately 160 square feet of office space in Singapore pursuant to a lease expiring in September 2006.

The operations of ITG Japan occupy approximately 3,100 square feet of office space. The lease agreement expires in March 2007.

We have a research facility in Herzelya Pituach, Israel where we occupy approximately 11,500 square feet of office space. We lease the Israel space pursuant to a seven-year lease agreement that expires in December 2008.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

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

	High	Low
2004:
First Quarter	16.37	14.30
Second Quarter	15.95	12.34
Third Quarter	15.30	11.98
Fourth Quarter	20.00	14.58
2005:
First Quarter	20.30	17.22
Second Quarter	21.51	16.72
Third Quarter	29.63	20.80
Fourth Quarter	40.75	28.70

On March 1, 2006, the closing sales price per share for our common stock as reported on the New York Stock Exchange was $48.05. On March 9, 2006, we believe that our common stock was held by approximately 18,450 stockholders of record or through nominees in street name accounts with brokers.

During 2004, our Board of Directors authorized the repurchase of 5.0 million shares of our common stock and we have 2.0 million shares remaining for repurchase under such authorization.

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

During 2005 we did not repurchase any shares of our common stock.

Item 6.   Selected Financial Data

The selected consolidated statements of income data and the consolidated statements of financial condition data presented below as of and for each of the years in the five-year period ended December 31, 2005, are derived from our consolidated financial statements, which financial statements have been audited by KPMG LLP, our independent auditors. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Income Data:
(In thousands, except per share amounts)
Total revenues	$408,161	$334,486	$333,992	$387,581	$377,407
Total expenses	299,065	267,894	264,291	260,328	241,295
Income before income tax expense	109,096	66,592	69,701	127,253	136,112
Income tax expense	41,410	25,609	27,748	53,443	57,217
Net income	$67,686	$40,983	$41,953	$73,810	$78,895
Basic earnings per share	$1.61	$0.96	$0.89	$1.52	$1.65
Diluted earnings per share	$1.60	$0.96	$0.89	$1.51	$1.62
Basic weighted average number of common shares outstanding (in millions)	42.2	42.8	47.0	48.5	47.9
Diluted weighted average number of common shares outstanding (in millions)	42.4	42.8	47.0	49.0	48.7
Consolidated Statements of Financial Condition Data:
(In thousands)
Total assets	$1,016,334	$612,458	$649,848	$594,254	$418,478
Total stockholders’ equity	$462,306	$370,501	$361,303	$356,509	$317,944
Other Selected Financial Data:(1)
Revenues per trading day by U.S. Operations (in thousands)	$1,255	$1,031	$1,086	$1,373	$1,416
Revenues per trading day by International Operations (in thousands)	365	296	239	165	106
Shares executed per trading day by U.S. Operations (in millions)	105	82	81	98	91
Average number of employees	673	627	617	643	524
Return on average stockholders’ equity	16.6%	11.5%	11.5%	21.2%	30.4%
Book value per share	$10.81	$8.83	$8.08	$7.50	$6.54
Tangible book value per share	$6.39	$6.71	$6.25	$5.76	$6.03
Price to earnings ratio using diluted earnings per share	22.2	20.9	18.1	14.8	24.1

(1)          Certain other selected financial data has been determined by methods other than U.S. Generally Accepted Accounting Principles (“GAAP”). Management uses this data in its analysis of the Company’s performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of its peers.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. while our International Operations segment includes our brokerage businesses in Australia, Canada, Europe and Japan and Hong Kong (collectively referred to as “Asia”), as well as a research facility in Israel.

Revenues primarily consist of commissions from customers’ use of our trade execution and analytical and research services (“Commissions”). Because these commissions are earned on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Asia. Commission revenues are generated by orders delivered to us from our “front-end” software products as well as other vendors’ front-ends and direct computer-to-computer links to customers.

Acquisitions of Macgregor Group Inc. and Plexus Group Inc.

On January 3, 2006, we acquired The Macgregor Group Inc. (“Macgregor”) for approximately $230 million (the “Macgregor Acquisition”). The Macgregor order management system will be integrated with ITG’s existing execution management systems. This integration will be a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. This acquisition was partially financed with debt (as discussed in “Liquidity and Capital Resources” below).

On January 3, 2006, we also acquired Plexus Group Inc. (“Plexus”) for approximately $12 million (the “Plexus Acquisition”). The combined offering of ITG’s TCA services with Plexus’ offerings will provide clients with a comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition provides for expansion of ITG’s related investment process consulting capabilities.

Macgregor and Plexus will be combined with our Analytical Products and Research group into a new broker-neutral subsidiary, ITG Solutions Network, Inc.

For further information on these acquisitions, see Note 21, “Subsequent Events” to the Consolidated Financial Statements.

Executive Summary

In 2005 our consolidated revenues increased 22% to $408.2 million, while our operating expenses grew 12% to $299.1 million. Our reported net income for 2005 was $67.7 million, or $1.60 per diluted share, as compared to $41.0 million, or $0.96 per diluted share, in 2004. Pre-tax margin was 26.7% of revenues in 2005 as compared with 19.9% of revenues in 2004. Our cash provided by operating activities was $113.8 million in 2005 as compared to $30.8 million in 2004.

Our reported 2005 results reflect the following non-recurring items:

i.                   a $2.5 million gain from the sale of Archipelago Holdings common stock (“2005 Archipelago Gain”), which we received as part of an equity entitlement program, and

ii.               a recovery against previous investment write-downs of $0.6 million.

The impact of the 2005 non-recurring items was a $3.1 million increase in pretax income and a $2.0 million increase in after-tax net income. Reported earnings per share for the year increased by $0.05 as a result of these non-recurring items.

For comparative purposes, our 2004 results also included certain non-recurring items. Included in our 2004 results were (i) unrealized gains of $3.3 million, representing the carrying value of shares of common stock that we owned in Archipelago Holdings Inc., following its August 2004 initial public offering (“2004 Archipelago Gain”), (ii) a recovery against previous investment write-downs of $0.8 million, (iii) a $2.4 million gain on our sale of 50% of KTG in April 2004 (“KTG Gain”), (iv) an impairment charge of $0.7 million on our New York Stock Exchange Seats as a result of a decline in value that we determined at that time to be other than temporary, and (v) other non-recurring items related to a lease abandonment in California and employee separation costs (collectively, these costs were $2.8 million). These 2004 non-recurring items increased pre-tax income by $3.0 million and after-tax income by $1.9 million.

While there continues to be pricing pressure in the U.S. equity markets reflecting continued competition from electronic execution providers and from traditional broker-dealers, the market environment for our U.S. Operations improved in 2005, as our strong volume growth more than offset the decline in commission rates. Overall market volumes were up 10% on NYSE and were flat on Nasdaq, while ITG U.S. volumes were up 29% in 2005, outpacing the market. Volatility picked up slightly as measured by the VIX index (CBOE Volatility Index) after remaining below normal levels for the last two years. Program trading as a percentage of NYSE-traded volume continued to rise, averaging 57%. This increase in program trading further intensified the competition for execution-only commissions, with the remainder of order flow allocated for fundamental research commitments to full service brokers or soft dollar obligations. In this environment, strong performances from our POSIT suite of crossing products, algorithmic trading products and direct market access products drove our U.S. revenue growth to 22%.

Our International Operations achieved record revenues of $92.0 million, an increase of $17.3 million over 2004. For 2005, revenues from our European business grew $9.0 million. According to London Stock Exchange (“LSE”) statistics, the value of U.K. equity customer business grew 6% for the year. U.K. equity executions by our European business grew at a faster pace with ITG Europe’s market share of LSE customer business for the year increasing to 1.51% from 1.24% in 2004. The value of equities traded by ITG Europe also increased 40% in 2005, compared to 2004. These increases in market share and values traded were attributable to a range of factors including developing our portfolio trading services and introducing Client Site products.

In Canada, our second largest international business after Europe, the volume of shares traded on the TSX increased 4.7% to 64.1 billion in 2005 (from 61.3 billion in 2004) with ITG increasing its market share of volume traded from 1.9% to 2.2%. For 2005, revenues from our Canadian business grew $8.0 million (or 31%), excluding the 2004 KTG Gain, and included a foreign exchange rate benefit of $2.3 million.

Results of Operations

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues:
Commissions	94.7%	93.3%	96.8%
Other	5.3	6.7	3.2
Total revenues	100.0	100.0	100.0
Expenses:
Compensation and employee benefits	37.3	36.7	35.4
Transaction processing	13.9	15.3	13.9
Software royalties	0.3	4.1	5.1
Occupancy and equipment	7.1	9.1	9.3
Telecommunications and data processing services	4.9	5.4	5.4
Other general and administrative	9.8	9.5	10.0
Total expenses	73.3	80.1	79.1
Income before income tax expense	26.7	19.9	20.9
Income tax expense	10.1	7.6	8.3
Net income	16.6%	12.3%	12.6%

t

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated Revenues

Our commission revenues benefited from strong share volume/contract value growth within our U.S. and International Operations. Share volumes grew 29% in our U.S. Operations and 44% in Canada. In Europe, Australia, and Asia the market value of executions grew by 40%, 36% and 30%, respectively, which more than offset lower revenue capture per contract value.

Other revenues decreased $0.7 million to $21.8 million in 2005 as our 2004 revenues included the $2.4 million KTG Gain and the 2004 Archipelago Gain (which exceeded the 2005 Archipelago Gain by $0.8 million), as described in “Executive Summary”. The lower gains in 2005 were partially offset by increases in our analytical product subscription revenues.

The following table sets forth total revenues, by segment, included in the statement of income (dollars in thousands):

	Year Ended December 31,
	2005	2004	Change	% Change
U.S. Operations	$316,182	$259,840	$56,342	22
International Operations	91,979	74,646	17,333	23
Consolidated	$408,161	$334,486	$73,675	22

Revenues by segment—U.S. Operations

Revenues from U.S. Operations of $316.2 million increased 22% compared to 2004.

Commission revenue growth in 2005 was driven by strong average daily volume growth from our POSIT suite of crossing products, algorithmic trading products, Triton and Radical, despite a 5% reduction in revenue capture per share. The following table includes key operating performance metrics:

	Year Ended December 31,
U.S. Operations	2005	2004	Change	% Change
	($ millions, except per trading day amounts)
Total trading volume (in billions of shares)	26.6	20.6	6.0	29
Trading volume per day (in millions of shares)	105.4	81.9	23.5	29
Commission revenues per trading day ($ millions)	$1.2	$1.0	$0.2	20
Average revenue per share ($)	$0.0116	$0.0122	$(0.0006)	(5)
U.S. market trading days	252	252	—	—

Revenues by segment—International Operations

Commission revenues from International Operations increased $18.1 million, or 30%, and include a $1.7 million benefit from exchange rate fluctuations reflecting a weakened U.S. Dollar relative to the currencies in our International Operations. Excluding the foreign currency impact, commission revenues grew $16.4 million or 27%.

Our European commission revenues grew 27% to $38.0 million. The market value of executions increased 40% in 2005. The average price per contract value declined 9% as we experienced a business mix shift which yielded increased revenues in our lower priced non-POSIT related execution services.

In Canada, we benefited from significantly higher volumes reflecting the success of our Triton product, which became available in late 2004, and higher algorithmic trading revenues (resulting from our Horizon SmartServer, which became available early in 2005). Canadian commission revenue growth of $7.9 million, included a $1.7 million benefit from foreign exchange rate fluctuations during 2005.

The following table sets forth the components of our international commission revenue growth:

	Year Ended December 31,
International Commission Revenues	2005	2004	Change	% Change
	($ millions, except per trading day amounts)
Europe	$38.0	$30.0	$8.0	27
Canada	24.3	16.4	7.9	48
Australia	9.9	8.2	1.7	21
Asia	6.9	6.4	0.5	8
Total commission revenues	79.1	61.0	18.1	30
Less: currency exchange impact	(1.7)	—	(1.7)
Total commission revenues excluding currency exchange impact	$77.4	$61.0	$16.4	27
Commission revenues per trading day	$314,000	$242,000	$72,000	30

Expenses

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2005	2004	Change	% Change
Consolidated
Compensation and employee benefits	$152,444	$122,833	$29,6111	24
Transaction processing	56,754	51,080	5,674	11
Software royalties	1,088	13,806	(12,718)	(92)
Occupancy and equipment	28,862	30,348	(1,486)	(5)
Telecommunications and data processing services	20,134	17,978	2,156	12
Other general and administrative	39,783	31,849	7,934	25
Income tax expense	41,410	25,609	15,801	62
U.S. Operations
Compensation and employee benefits	112,715	92,095	20,620	22
Transaction processing	31,119	30,086	1,033	3
Software royalties	953	11,875	(10,922)	(92)
Occupancy and equipment	22,986	24,301	(1,315)	(5)
Telecommunications and data processing services	13,583	12,313	1,270	10
Other general and administrative	30,869	26,593	4,276	16
Income tax expense	38,653	22,232	16,421	74
International Operations
Compensation and employee benefits	39,729	30,738	8,991	29
Transaction processing	25,635	20,994	4,641	22
Software royalties	135	1,931	(1,796)	(93)
Occupancy and equipment	5,876	6,047	(171)	(3)
Telecommunications and data processing services	6,551	5,665	886	16
Other general and administrative	8,914	5,256	3,658	70
Income tax expense	2,757	3,377	(620)	(18)

In 2005, foreign exchange rate fluctuations contributed approximately $2.0 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits:   Our consolidated compensation and employee benefits expense increased $29.6 million as a result of an increase in average headcount, higher performance based compensation (due to revenue and profit growth) and benefits costs, as well as the impact of foreign currency translation ($0.8 million), partially offset by increases in capitalization of salaries related to product development.

U.S. compensation and employee benefits expense increased by $20.6 million, or 22%, primarily reflecting higher performance based compensation and employee benefits including bonuses, profit sharing and stock-based compensation, as well as increased salary and headcount. Average U.S. headcount during 2005 was 486 compared to 457 in 2004. The headcount increase is principally related to (i) the POSIT Transaction on February 1, 2005, (ii) the full effect of our 2004 headcount increases related to Sarbanes-Oxley compliance and the March 2004 Radical acquisition, and (iii) new product development, sales and support personnel, partially offset by increases in capitalized salaries related to product development.

Total international compensation and employee benefits expense increased $9.0 million due to higher performance based compensation, increased headcount and employee benefits costs and the opening of our Tokyo office, as well as the $0.8 million impact of exchange rate fluctuations.

Transaction processing:   Consolidated transaction processing expenses increased by $5.7 million to $56.8 million in 2005 as commission revenues from our U.S. and International Operations grew 22% and 30%, respectively.

U.S. transaction processing costs increased $1.0 million primarily resulting from a 29% increase in daily share volume, partially offset by the greater volume in our POSIT suite of products which do not incur execution costs, lower execution and clearing costs due to rate reductions, a reduction in NYSE executions incurring specialist fees and a higher proportion of ECN share executions going to lower cost ECN providers.

International transaction processing costs increased $4.6 million primarily resulting from increased trading activity in Canada, Europe and Australia, as well as the $0.7 million impact of exchange rate fluctuations, partially offset by European clearing unit cost reductions.

Software royalties:   Software royalties principally relate to POSIT royalties, which were contractually fixed as a percentage of POSIT revenues. Following our February 1, 2005 acquisition of the 50% interest in the POSIT Joint Venture that we did not already own, we no longer incur POSIT royalty costs.

Occupancy and equipment:   Consolidated occupancy and equipment costs decreased $1.5 million to $28.9 million in 2005 as a result of lower facility costs due to our occupying less square footage of office space in California as well as lower depreciation expense resulting from lower capital expenditures.

Telecommunications and data processing services:   Consolidated telecommunications and data processing services costs increased $2.2 million, or 12% primarily reflecting increased business activity and currency exchange rate impact of $0.2 million.

Other general and administrative:   Consolidated other general and administrative costs increased $7.9 million, or 25% reflecting (i) higher marketing costs related to our more aggressive marketing/ branding efforts, (ii) additional amortization of intangible assets resulting from the POSIT Transaction and the March 2004 Radical acquisition, (iii) higher legal costs for new business development activities, (iv) increased amortization of capitalized software as new products were released and (v) other consulting costs, primarily related to systems infrastructure development.

Income Tax Expense

The effective tax rate of 38% in 2005 reflects a reversal of a valuation allowance (representing a 2.4% reduction in our effective tax rate) relating to the utilization of capital losses to offset capital gains and tax credits for research and development expenditures partially offset by lower non-deductible international losses in Europe and Asia. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Basic and diluted earnings per share for 2004 and 2003 were $0.96 and $0.89, respectively, an 8% increase from 2003. Our 2004 and 2003 results included non-recurring items discussed below.

Our 2004 results also included certain non-recurring items. Included in our 2004 results were (i) the 2004 Archipelago Gain ($3.3 million), which were included in other revenues, (ii) a recovery against previous investment write-downs of $0.8 million, (iii) the KTG Gain ($2.4 million), (iv) an impairment charge of $0.7 million on our New York Stock Exchange Seats as a result of a decline in value that we determined at that time to be other than temporary, and (v) other non-recurring items related to a lease abandonment in California, and employee separation costs (collectively, these costs were $2.8 million).

These 2004 non-recurring items increased pretax income by $3.0 million and after-tax income by $1.9 million. Reported earnings per share for the year increased by $0.05 as a result of these non-recurring items.

For comparative purposes, our 2003 results also included certain non-recurring items. Our 2003 results included a resolution of an Internal Revenue Service examination of Research and Development tax credits taken on ITG’s federal income tax returns prior to 1996. As a result of this settlement, we reversed approximately $1.9 million of tax reserves into income, together with $454,000 of related interest expense that had been accrued as a pre-tax item within other general and administrative expenses. Our 2003 results also included impairment charges of $2.7 million recorded during 2003 relating to certain assets whose fair market value was lower than our cost basis (which included a $2.0 million write down of our New York Stock Exchange Seats). These 2003 non-recurring items reduced pre-tax income by $2.3 million and increased after-tax income by $0.3 million.

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

Revenues by segment—U.S. Operations

Key volume and revenue performance indicators for the last two years, as well as percent change information, for our U.S. operations are as follows:

U.S. Operations	2004	2003	Change	% Change
Total trading volume (in billions of shares)	20.6	20.4	0.2	1
Trading volume per day (in millions of shares)	81.9	81.0	0.9	1
Product revenues per trading day ($ millions)	$1.0	$1.1	$(0.1)	(9)
Average revenue per share traded ($)	$0.0122	$0.0134	$(0.0012)	(9)
U.S. market trading days	252	252	—	—

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

International Product Revenues ($ millions)	2004	2003	Change	% Change
Europe	$30.0	$25.4	$4.6	18
Canada	16.4	14.1	2.3	16
Australia	8.2	6.1	2.1	34
Hong Kong	6.4	5.3	1.1	21
Total Product Revenues	61.0	50.9	10.1	20
Less: Currency Exchange Impact	(5.3)	—	(5.3)
Total Product Revenues Excluding Currency Exchange Impact	$55.7	$50.9	$4.8	9

Other revenues

Other revenues increased $12.2 million or 118%, to $22.5 million in 2004. This increase is comprised of (i) the KTG Gain ($2.4 million), (ii) the 2004 Archipelago Gain ($3.3 million), (iii) a recovery against previous investment write-downs of $0.8 million, (iv) increases from our U.S. analytical research and routing products as well as same day Canadian inter-listed arbitrage trading, and (v) a $1.3 million benefit from foreign exchange fluctuation.

Expenses

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2004	2003	Change	% Change
Consolidated
Compensation and employee benefits	$122,833	$118,070	$4,763	4
Transaction processing	51,080	46,316	4,764	10
Software royalties	13,806	16,894	(3,088)	(18)
Occupancy and equipment	30,348	31,149	(801)	(3)
Telecommunications and data processing services	17,978	18,334	(356)	(2)
Other general and administrative	31,849	33,528	(1,679)	(5)
Income tax expense	25,609	27,748	(2,139)	(8)
U.S. Operations
Compensation and employee benefits	92,095	88,515	3,580	4
Transaction processing	30,086	31,668	(1,582)	(5)
Software royalties	11,875	14,659	(2,784)	(19)
Occupancy and equipment	24,301	24,605	(304)	(1)
Telecommunications and data processing services	12,313	12,768	(455)	(4)
Other general and administrative	26,593	27,305	(712)	(3)
Income tax expense	22,232	26,008	(3,776)	(15)
International Operations
Compensation and employee benefits	30,738	29,555	1,183	4
Transaction processing	20,994	14,648	6,346	43
Software royalties	1,931	2,235	(304)	(14)
Occupancy and equipment	6,047	6,544	(497)	(8)
Telecommunications and data processing services	5,665	5,566	99	2
Other general and administrative	5,256	6,223	(967)	(16)
Income tax expense	3,377	1,740	1,637	94

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of the most recent impairment test, we determined that the carrying value of goodwill for each reporting unit was not impaired. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed for impairment on an annual basis (or sooner when events or circumstances indicate a possible impairment) pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of. Amortization expense related to other intangibles for the years ended December 31, 2005, 2004, and 2003 was as follows:

	Amortization Expense
	2005	2004	2003
	($ millions)
Other Intangibles	$1.1	$0.7	$0.6

As is the normal practice in our industry, the values we report for exchange seats, which are included within other assets in our financial statements, are valued at cost or a lesser amount if there is an other-than-temporary impairment in value. The fair value of these seats was determined by referencing actual

NYSE seat sales occurring during 2005. Our assessment of the nature and extent of impairment of the NYSE seats requires considerable judgment by management with respect to evaluating external factors.

The following table indicates our sensitivity to potential future impairment charges from potential declines in the fair value of our goodwill:

	Potential Future Impairment
	10%	25%	50%
	($ in millions)
Goodwill:
U.S. Operations	$14.4	$35.9	$71.8
International Operations	$3.3	$8.3	$16.6

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

We continuously monitor our customer account balances and maintain an allowance for soft dollar advances which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, we may be required to record additional bad debt expense, which could have a material adverse impact on our operating results for the periods in which such additional expense would occur. Soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	$ millions
Net soft dollar commissions	$56.4	$54.1	$53.2
Prepaid soft dollar research, gross	7.1	7.8	6.8
Allowance for prepaid soft dollar research	(1.3)	(1.7)	(2.0)
Prepaid soft dollar research, net of allowance	$5.8	$6.1	$4.8
Accrued soft dollar research payable	$23.4	$17.6	$18.8

Stock Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Under this method of adoption, compensation expense is recognized based on the fair value of stock options, Employee Stock Purchase Plan shares and restricted stock granted for fiscal year 2003 and future years over the related service period. The Company grants both time-based and performance based equity awards. The latter is based on a cumulative three-year performance metric. We have recorded stock based compensation expense for these awards in every year since the adoption of SFAS No. 123. Under the fair value approach, management employs considerable judgment in estimating, on the date of grant, the options expected life and expected volatility. Additionally, management estimates the number of options that are expected to vest based on the expected outcomes of the performance related conditions.

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

At December 31, 2004, we held shares of Archipelago Holdings Inc., acquired under an equity entitlement program, which held its initial public offering in August 2004. Prior to its IPO, these shares were held at a fair value of zero as determined by management since a market price had not been observable or measurable. Although a market price was available at December 31, 2004, we were prohibited from selling our shares through February 2005. Accordingly, following the specialized accounting practices available for broker-dealers, the restriction on trading in Archipelago Holdings was considered in arriving at the appropriate fair value of the shares, which value was reduced from the quoted market value of $3.5 million at December 31, 2004, to $3.3 million. All of the shares we held at December 31, 2004 were sold during the second half of 2005 resulting in a gain of $2.5 million.

During 2004, a technology venture capital fund in which we had invested $2.7 million in 2000 ceased operations. Based upon our mark-to-market assessment of its portfolio, we wrote off most of this investment in 2002, as most of its portfolio companies had ceased operations. In 2005 and 2004, we received distributions from the fund (as part of its liquidation process) which exceeded our carrying value by $0.6 million and $0.8 million, respectively.

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

Liquidity and Capital Resources

Liquidity

Our liquidity and capital resource requirements result from our working capital needs as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned, at fair value include mutual fund investments, common stock and warrants. At December 31, 2005, cash and cash equivalents and securities owned, at fair value amounted to $267.1 million and net receivables from brokers, dealers and other due within 30 days totaled $473.5 million. In addition, we held $7.0 million of total cash in restricted or segregated bank or clearing broker accounts at December 31, 2005. In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should generally yield higher returns without significant effect on risk. As of December 31, 2005, we had investments in limited partnerships totaling $10.6 million, all of which were invested in marketable securities.

Operating Activities

Cash flows provided by operating activities were $113.8 million in 2005 as compared to $30.8 million in 2004. The $83.0 million increase was primarily attributable to increased earnings and changes in working capital. The working capital changes include the impact of a $19.7 million decrease in investments in state and municipal government securities during 2005, which are classified on the consolidated statements of financial condition as securities owned, at fair value.

Investing Activities

Net cash used in investing activities reflects (i) our 2005 acquisitions of E-Crossnet and the 50% of the POSIT Joint Venture that we did not already own, (ii) additional contingent purchase price consideration related to the acquisition of Radical on March 29, 2004, and (iii) investments in premises and equipment and capitalizable software development projects, partially offset by proceeds from the sale of some of our investments in limited partnerships, the sale of state and municipal government securities, as well as Archipelago Holdings common stock (which were classified in the consolidated statements of financial condition as securities owned, at fair value).

Financing Activities

Net cash provided by financing activities reflects $24.0 million in cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation and the related tax benefit of $1.6 million.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our brokerage subsidiaries are required to maintain at all times at least the minimum level of new capital required under Rule 15c3-1. At December 31, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $56.2 million, $3.2 million and $1.0 million, respectively, of which $55.9 million, $3.1 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European , Hong Kong and Japanese operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2005 of approximately $11.6 million, $4.0 million, $11.8 million, $6.0 million and $6.7 million, respectively.

Loan Facilities

In connection with the Macgregor and Plexus Acquisitions on January 3, 2006, we entered into a credit agreement with several banks (the “Credit Agreement”) which provided a five-year term loan of $200 million (“Term Loan”) to finance a portion of the purchase price. The Credit Agreement also provides an available $25 million revolving credit facility (“Revolving Loan”) that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Annual Report on Form 10-K, we have not borrowed any funds under the Revolving Loan. The current borrowings under the Term Loan will bear interest based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus a 1.25% margin. Our fixed charges (principal repayment and interest) on the Term Loan are projected to be approximately $42 million for 2006, however this estimate would be affected by changes in LIBOR as well as our interest rate hedging activities (see below). We will also pay a commitment fee of 0.30% per year on the average daily amount of the unused commitment of the Revolving Loan.

Pursuant to the terms of the Credit Agreement, we will be required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Pursuant to the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fix our interest rate on one-half of the outstanding Term Loan principal at 5.064% (plus a 1.25% margin) for a period of three years.

The Credit Agreement also requires mandatory prepayments with the proceeds of certain offerings of capital stock, the incurrence of indebtedness, and sales of assets. We may also voluntarily prepay borrowings without premium or penalty. Following potential events of default by us (as specified in the Credit Agreement), the full amount of the borrowings may become immediately due. For further information on the Credit Agreement see Note 21, “Subsequent Events” to the Consolidated Financial Statements.

Liquidity and Capital Resource Outlook

Historically, cash from operations has met all working capital and investment activity requirements, except for the Macgregor and Plexus Acquisitions, which required external financing as described above. We believe that our cash flow from operations, existing cash balances and the available Revolving Loan will be sufficient to meet our operating cash and regulatory capital needs, while also complying with the terms of the Credit Agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $125 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $125 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

As of December 31, 2005, our contractual obligations and other commercial commitments amounted to $72.8 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ millions)
Operating lease obligations	$64.0	$8.3	$16.1	$15.7	$23.9
Minimum compensation employment agreements	5.7	5.7	—	—	—
Purchase obligations	3.1	1.0	2.0	0.1	—
Total	$72.8	$15.0	$18.1	$15.8	$23.9

Other Business Combinations

On September 3, 2002, we acquired Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally.

Under the terms of the transaction, Hoenig Group Inc. stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, were placed into an escrow account. Such escrow requirement relates to the pursuit, by the Contingent Payment Rights Committee (“CPRC”) established at the time of acquisition on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with the $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.

In December 2004, the CPRC completed its pursuit of these claims on behalf of the former Hoenig shareholders and distributed $3.8 million or approximately $0.37 cents per share in cash to such shareholders. We anticipate that in January 2007, determinations will be available with respect to tax liabilities associated with the amounts recovered by the CPRC. In the event that such tax liabilities are less than the amounts remaining in the escrow, such remaining amounts will be distributed to the former Hoenig Group, Inc. shareholders. While the amount of any such payment remains to be determined, we expect that it will not exceed $0.08 per (Hoenig) share (or approximately $800,000). In the event a second payment is made, it will represent the full and final distribution from the escrow.

On March 29, 2004, we acquired the remaining 75% of Radical Corporation (“Radical”) that we did not already own for $12.2 million in cash. The Radical business augments our product offerings for the active trading community. The total purchase price of $18.6 million includes a purchase price adjustment of $5.4 million, which was paid in 2005 and was based upon performance over the one year period following our February 27, 2004 call option exercise.

On February 1, 2005 we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). As a result of the POSIT Transaction we became the owner of all rights, title and interest, including all proprietary software of the POSIT Joint Venture. The initial $90.1 million purchase price was allocated among goodwill ($79.6 million), and intangible assets ($10.5 million) consisting of the POSIT trade name and proprietary software. Through December 31, 2005, the contingent component of the purchase price approximated $1.6 million, which was recorded as additional goodwill. Goodwill was assigned to the U.S. Operations and International Operations segments in the amounts of $71.9 million and $9.3 million, respectively of which $71.9 million is expected to be deductible for U.S. tax purposes over 15 years.

Prior to the closing of the POSIT Transaction, pursuant to license agreements with the POSIT Joint Venture, we paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. Through January 31, 2005, we incurred royalties to the POSIT Joint Venture of $1.1 million, compared with royalties of $13.7 million and $16.7 million incurred during 2004 and 2003, respectively.

On February 28, 2005, we acquired E-Crossnet Limited (“E-Crossnet”) to offer professional investors in Europe an integrated European equities crossing system with access to an expanded liquidity pool.

The consolidated financial statements include the results of operations of the above businesses from their respective dates of acquisition.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, titled SFAS No. 123R, Share-Based Payment. As a result, the fair value based method of accounting for stock-based payments will be required on a modified prospective basis, meaning any previously granted but unvested awards will be recorded as an expense on a prorated basis over the remaining vesting period. We voluntarily adopted the fair value method approach January 1, 2003 on a prospective basis and therefore, the impact the revised Statement will have on our results of operations, financial position and cash flows will be minimal. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005.

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

In March 2005, the FASB issued Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. This clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and provides guidance to ensure consistency in recording legal obligations associated with long-lived tangible asset retirements. We do not believe adoption of FIN 47 will have a material effect on our financial position, cash flows or results of operations.

Certain Factors That May Affect Our Results of Operations

Our results of operations may be materially affected by many factors including conditions in the U.S. and international financial markets, general economic and political conditions, decreases in trading volumes or equity prices, competitive conditions, technological changes and events; systems infrastructure problems, legislative, legal and regulatory developments, third party credit risk and failure to provide key services, employee errors or misconduct, and intellectual property infringement. For a further discussion of these and other important factors that could affect the Company’s business, see “Risk Factors” in Part I, Item 1A.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and to interest on our Term Loan and Revolving Loan.

Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds. The aggregate fair market value of our portfolio was $194.8 million and $180.8 million as of December 31, 2005 and 2004, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

In connection with our acquisitions of Macgregor and Plexus, we borrowed $200 million, pursuant to our Credit Agreement, on January 3, 2006. The Credit Agreement also provides an available $25 million Revolving Loan that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Annual Report on Form 10-K, we have not borrowed any funds under the Revolving Loan. The current borrowings under the Term Loan will bear interest based on the Three-Month LIBOR plus a margin of 1.25%. Additionally, under certain circumstances specifically related to our financial ratios under the Credit Agreement, this margin could increase to 1.50%.

As discussed above, our interest rate risk on debt will be affected by changes in LIBOR and maintenance of financial ratios, as well as our interest rate hedging activities. We are required by the terms of the Credit Agreement  to maintain swap agreements that seek to provide that at least 50% of the term loan will have an interest rate that is effectively fixed for at least three years. In March 2006, we entered into interest rate swap agreements which effectively fix our interest rate on one-half of the outstanding Term Loan principal at 5.064% (plus a margin of 1.25%) for a period of three years. We estimate that a hypothetical 100 basis point increase in weighted average interest rates for 2006 would result in an approximately $0.7 million increase in interest expense (on the unhedged principal of the Term Loan).

Foreign Currency Risk

We currently operate and continue to expand globally in a variety of ways, including through our operations in Canada, Australia, Europe, Hong Kong and Japan, and through the development of specially tailored versions of our services. Additionally, we maintain development facilities in Israel. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar, Hong Kong Dollar, Japanese Yen and Israeli New Shekel. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this risk. Non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Approximately 23% and 22% of our revenues for the years ended December 31, 2005 and 2004 were denominated in non-U.S. dollar currencies. For the years ended December 31, 2005 and 2004, we estimated that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income from our International Operations of $0.7 million and $0.3 million, respectively.

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

For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations are invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2005 and 2004, our cash and cash equivalents and securities owned were approximately $267.1 million and $239.0 million, respectively.

Our investments in limited partnership funds require approval of executive management and/or the board of directors. As of December 31, 2005, we had investments in limited partnerships totaling $10.6 million, all of which were invested in marketable securities. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc., (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Investment Technology Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 15, 2006

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Financial Condition
(In thousands, except par value and share amounts)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$261,044	$206,465
Cash restricted or segregated under regulations and other	7,007	7,287
Securities owned, at fair value	6,017	32,530
Receivables from brokers, dealers and other, net	485,012	198,642
Investments in limited partnerships	10,628	20,311
Premises and equipment	22,292	24,023
Capitalized software	12,780	8,926
Goodwill	176,773	86,550
Other intangibles	12,173	2,657
Deferred taxes	7,972	10,226
Other assets	14,636	14,841
Total assets	$1,016,334	$612,458
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$109,442	$82,821
Payables to brokers, dealers and other	435,141	142,446
Software royalties payable	—	3,350
Securities sold, not yet purchased, at fair value	91	30
Income taxes payable	9,354	13,310
Total liabilities	554,028	241,957
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 51,390,027 and 51,327,388 shares issued at December 31, 2005 and 2004, respectively; and 42,773,651 and 41,950,670 shares outstanding at December 31, 2005 and 2004, respectively	514	513
Additional paid-in capital	175,600	161,169
Retained earnings	442,647	374,961
Common stock held in treasury, at cost; shares: 8,616,376 and 9,376,718 at December 31, 2005 and 2004, respectively	(162,735)	(177,095)
Accumulated other comprehensive income:
Currency translation adjustment	6,280	10,953
Total stockholders’ equity	462,306	370,501
Total liabilities and stockholders’ equity	$1,016,334	$612,458

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Commissions	$386,331	$311,960	$323,638
Other	21,830	22,526	10,354
Total revenues	408,161	334,486	333,992
Expenses:
Compensation and employee benefits	152,444	122,833	118,070
Transaction processing	56,754	51,080	46,316
Software royalties	1,088	13,806	16,894
Occupancy and equipment	28,862	30,348	31,149
Telecommunications and data processing services	20,134	17,978	18,334
Other general and administrative	39,783	31,849	33,528
Total expenses	299,065	267,894	264,291
Income before income tax expense	109,096	66,592	69,701
Income tax expense	41,410	25,609	27,748
Net income	$67,686	$40,983	$41,953
Earnings per share:
Basic	$1.61	$0.96	$0.89
Diluted	$1.60	$0.96	$0.89
Basic weighted average number of common shares outstanding	42,152	42,811	46,996
Diluted weighted average number of common shares outstanding	42,391	42,841	47,016

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2002	$ —	$ 512	$ 155,085	$ 292,025	$ (92,471)	$ 1,358	$ 356,509
Issuance of common stock for the employee stock option plan (32,423 shares), the employee stock unit award plan (127,769 shares), and the directors’ retainer fee subplan (2,745 shares)	—	—	288	—	3,939	—	4,227
Issuance of common stock for the employee stock purchase plan (42,542 shares)	—	1	782	—	—	—	783
Stock-based compensation	—	—	1,164	—	—	—	1,164
Purchase of common stock for treasury (2,995,679 shares)	—	—	—	—	(50,109)	—	(50,109)
Net income	—	—	—	41,953	—	—	41,953
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	6,776	6,776
Comprehensive income							48,729
Balance at December 31, 2003	$ —	$ 513	$ 157,319	$ 333,978	$ (138,641)	$ 8,134	$ 361,303
Issuance of common stock for the employee stock option plan (30,206 shares), the employee stock unit award plan (110,043 shares), and the directors’ retainer fee subplan (5,497 shares)	—	—	1,910	—	2,879	—	4,789
Issuance of common stock for the employee stock purchase plan (64,645 shares)	—	—	801	—	—	—	801
Stock-based compensation	—	—	1,139	—	—	—	1,139
Purchase of common stock for treasury (3,000,000 shares)	—	—	—	—	(41,333)	—	(41,333)
Net income	—	—	—	40,983	—	—	40,983
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,819	2,819
Comprehensive income							43,802
Balance at December 31, 2004	$ —	$ 513	$ 161,169	$ 374,961	$ (177,095)	$ 10,953	$ 370,501
Issuance of common stock for the employee stock option plan (649,237 shares), the employee stock unit award plan (110,464 shares), and the directors’ retainer fee subplan (641 shares)	—	—	10,337	—	14,360	—	24,697
Issuance of common stock for the employee stock purchase plan (62,638 shares)	—	1	851	—	—	—	852
Stock-based compensation	—	—	3,243	—	—	—	3,243
Net income	—	—	—	67,686	—	—	67,686
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(4,673)	(4,673)
Comprehensive income							63,013
Balance at December 31, 2005	$ —	$ 514	$ 175,600	$ 442,647	$ (162,735)	$ 6,280	$ 462,306

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from Operating Activities:
Net income	$67,686	$40,983	$41,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,020	19,999	19,961
Impairment charges	—	700	2,747
Deferred income tax expense (benefit)	2,200	1,621	(2,332)
Gain on sale of investments	—	(1,481)	—
Gain on securities owned	(2,462)	(3,322)	—
Provision for doubtful accounts	(542)	(92)	368
Stock-based compensation	3,243	1,139	1,164
Changes in operating assets and liabilities:
Cash, restricted or segregated under regulations and other	200	4,653	840
Securities owned, at fair value	(509)	(5,033)	7,063
Receivables from brokers, dealers and other, net	(313,151)	29,687	(44,106)
Accounts payable and accrued expenses	26,903	(267)	(1,926)
Payables to brokers, dealers and other	316,235	(51,847)	32,914
Securities sold, not yet purchased, at fair value	62	(1,235)	1,081
Income taxes payable	(3,973)	(43)	1,657
Other, net	(2,150)	(4,675)	499
Net cash provided by operating activities	113,762	30,787	61,883
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(100,480)	(12,002)	—
Capital purchases	(10,052)	(12,837)	(10,096)
Capitalization of software development costs	(11,173)	(8,249)	(4,973)
Proceeds from sale of 50% interest in KTG	—	4,187	—
Proceeds from sale of investments in limited partnerships	8,658	—	7,143
Proceeds from sale of securities owned	29,484	—	44,650
Net cash (used in) provided by investing activities	(83,563)	(28,901)	36,724
Cash flows from Financing Activities:
Tax benefit from employee stock options	1,568	20	291
Common stock issued	23,981	5,570	4,719
Common stock repurchased	—	(41,333)	(50,109)
Net cash provided by (used in) financing activities	25,549	(35,743)	(45,099)
Effect of exchange rate changes on cash and cash equivalents	(1,169)	1,309	4,535
Net increase (decrease) in cash and cash equivalents	54,579	(32,548)	58,043
Cash and cash equivalents—beginning of year	206,465	239,013	180,970
Cash and cash equivalents—end of year	$261,044	$206,465	$239,013
Supplemental cash flow information
Interest paid	$4,448	$1,289	$668
Income taxes paid	$40,204	$23,048	$27,623

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer operation in Japan, which commenced trading in September 2005 and (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S.

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong and Japan (collectively, “Asia”), as well as a research and development facility in Israel.

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

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Transactions

Revenues primarily consist of commissions from customers’ use of our trade execution and analytical services. Because these commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Asia. Other revenues include (a) interest income/expense, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers’ short settlement activities, (c) realized gains and losses in connection with our cash management and strategic investment activities, (d) subscription revenues earned from our analytical products and for routing and other services in the U.S. and (e) income/loss from positions taken by ITG Canada as customer facilitations (a customary practice in the Canadian marketplace) as well as income from same day interlisted arbitrage trading.

Receivables from brokers, dealers and other, net consist of commissions receivable, amounts receivable for securities transactions that have not yet reached their contractual settlement date and receivables from customers arising from the Company’s prepayment of soft dollar research, net of an allowance for doubtful accounts, which is determined based upon management’s estimate of the collectibility of such receivables. Transactions in securities, commission revenues and related expenses are recorded on a trade-date basis. The Company clears substantially all securities transactions through other broker-dealers on a fully disclosed basis.

Securities owned, at fair value consist primarily of highly liquid, variable rate state and municipal government obligations, variable rate auction rate preferred stock, common stock and warrants, and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock.

At December 31, 2005, the Company held warrants at an estimated fair value of $40,200 and shares in the NASD, with a fair value of $0.4 million. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the consolidated statements of income.

Investments in limited partnerships consist of investments in hedge funds investing primarily in marketable securities. At December 31, 2005, investments in limited partnerships totaled $10.6 million. These investments in limited partnerships do not have readily available price quotations and are accounted for under the equity method, which approximates fair value, or at the fair value as estimated by management. In determining the estimated fair value, we consider all appropriate factors relevant to such investments and consistently apply the procedures for arriving at estimated fair value. However, because of the assumptions inherent to estimate fair value, actual fair value could differ from the estimated fair value as determined by management. Gains and losses for changes in fair value and other than temporary impairments are included in other revenues in the consolidated statements of income.

Soft Dollar Programs

We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We are accounting for the cost of independent research and directed brokerage arrangements on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Our accounting for commission revenues includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, and

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordingly, payments relating to soft dollars are netted against the commission revenues. Prepaid soft dollar research, net of allowance is included in Receivables from Brokers, Dealers and Other and accrued soft dollar research payable is classified as Accounts Payable and Accrued Expenses in our consolidated statements of financial condition.

Soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	($ millions)
Net soft dollar commissions	$56.4	$54.1	$53.2
Prepaid soft dollar research, gross	7.1	7.8	6.8
Allowance for prepaid soft dollar research	(1.3)	(1.7)	(2.0)
Prepaid soft dollar research, net of allowance	$5.8	$6.1	$4.8
Accrued soft dollar research payable	$23.4	$17.6	$18.8

Capitalized Software

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, we capitalize software development costs when technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, Accounting for Research and Development Costs. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life, which is generally 24 months or less. Amortization begins when the product is available for release to customers. Amortization of software development costs is included in other general and administrative expenses in the consolidated statements of income.

Research and Development

All research and development costs are expensed as incurred. Research and development costs were $26.1 million, $23.3 million and $24.1 million for 2005, 2004 and 2003, respectively.

Goodwill and Other Intangibles

SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill to be assessed no less than annually for impairment. An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Premises and Equipment

Premises and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non-cancelable lease term.

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

Stock-Based Compensation

We account for stock-based employee compensation plans in accordance with the fair-value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, using the prospective adoption method. Under this method of adoption, compensation expense is recognized based on the fair value of stock options and/or restricted stock units granted over the related service period. The Company is permitted to grant performance based stock options and records stock based compensation expense for these options based on management’s estimates of performance achievement.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had compensation cost for our stock option plan been determined consistent with SFAS No. 123 for all years presented below, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$67,686	$40,983	$41,953
Add: Stock-based compensation expense included in reported net income, net of taxes ($1,232, $439 and $490 for the years ended December 31, 2005, 2004 and 2003, respectively)	2,011	700	674
Deduct: Total stock-based compensation expense determined under fair value based method (a)	(2,754)	(3,172)	(5,420)
Pro forma net income	$66,943	$38,511	$37,207
Earnings per share:
Basic—as reported	$1.61	$0.96	$0.89
Basic—pro forma	$1.59	$0.90	$0.79
Diluted—as reported	$1.60	$0.96	$0.89
Diluted—pro forma	$1.58	$0.90	$0.79
Basic shares	42,152	42,811	46,996
Diluted shares	42,401	42,841	47,016

Note:

(a)           determined under fair value based method for all awards, net of tax ($1,688, $1,985, and $3,941 for the years ended December 31, 2005, 2004 and 2003, respectively)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.8%	3.2%	2.3%
Expected volatility	40%	47%	45%
Expected life (years)	4.00	4.00	4.25

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

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Acquisitions

POSIT Joint Venture

On February 1, 2005 we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). As a result of the POSIT transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture. The initial $90.1 million purchase price was allocated among goodwill ($79.6 million), and intangible assets ($10.5 million) consisting of the POSIT trade name and proprietary software. Through December 31, 2005, the contingent component of the purchase price approximated $1.6 million, which was recorded as additional goodwill. Goodwill was assigned to the U.S. Operations and International Operations segments in the amounts of $71.9 million and $9.3 million, respectively of which $71.9 million is expected to be deductible for U.S. tax purposes over 15 years.

Prior to the closing of the POSIT transaction, pursuant to license agreements with the POSIT Joint Venture, we paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. Through January 31, 2005, we incurred royalties to the POSIT Joint Venture of $1.1 million, compared with royalties of $13.7 million and $16.7 million incurred during 2004 and 2003, respectively.

E-Crossnet

On February 28, 2005, we acquired E-Crossnet Limited (“E-Crossnet”) to offer professional investors in Europe an integrated European equities crossing system with access to an expanded liquidity pool.

Radical

On March 29, 2004, we acquired the remaining 75% of Radical Corporation (“Radical”) that we did not already own for $12.2 million in cash. The Radical business augments our product offerings for the active trading community. During 2005, we paid an additional $5.4 million to the former Radical owners based upon a performance contingency over the one year period following our February 27, 2004 call option exercise making the total purchase price $18.6 million. The fair values of the assets acquired and liabilities assumed include goodwill ($15.6 million), intangible assets ($2.9 million), and net tangible assets ($0.1 million).

Hoenig

In September 2002, we acquired Hoenig Group Inc., which, through its operating affiliates, provides trade execution, independent research and other services to alternative investment funds and money managers globally. Under the terms of the transaction, Hoenig Group Inc. stockholders received approximately $105.0 million, or $11.58 per share, of which approximately $2.4 million, or $0.23 per share, was placed into an escrow account. Such escrow requirement relates to the pursuit, by the Contingent Payment Rights Committee (“CPRC”) established at the time of acquisition on behalf of Hoenig Group Inc. shareholders, of certain insurance and other claims in connection with the $7.2 million pre-tax loss announced by Hoenig Group Inc. on May 9, 2002 as a result of unauthorized trading in foreign securities, by a former employee of Hoenig & Company Limited, in violation of Hoenig’s policies and procedures.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the CPRC completed its pursuit of these claims on behalf of the former Hoenig shareholders and distributed an additional $3.8 million or approximately $0.37 per share in cash to such shareholders. We anticipate that in January 2007, determinations will be available with respect to tax liabilities associated with the amounts recovered by the CPRC. In the event that such tax liabilities are less than the amounts remaining in the escrow account, such remaining amounts will be distributed to the former Hoenig Group, Inc. shareholders. While the amount of any such payment remains to be determined, we expect that it will not exceed $0.08 per share (or approximately $800,000). In the event a second payment is made, it will represent the full and final distribution from the escrow.

(4)   Subsidiary Equity Transaction

On April 8, 2004, we entered into a Canadian joint venture with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia. As part of the joint venture agreement, we sold 50% of our interest in KTG, formerly a wholly-owned subsidiary, to IRESS for C$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$2.4 million on a pretax basis, which includes a US$0.5 million realization of cumulative translation adjustments, and US$1.5 million on an after-tax basis. Our remaining 50% interest was contributed to the new joint venture, which will continue to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology (the “Joint Venture”). Our 50% interest in the Joint Venture is accounted for under the equity method of accounting.

(5)   Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles at December 31:

	Goodwill		Other Intangibles
	2005	2004	2005	2004
Reporting Units:	(Dollars in thousands)
U.S. Operations	$143,519	$66,206	$10,917	$2,556
International Operations	33,254	20,344	1,256	101
Total	$176,773	$86,550	$12,173	$2,657

In accordance with SFAS No. 142, goodwill is required to be assessed no less than annually for impairment. Other intangibles with definite lives, continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.

We recorded approximately $84.8 million of goodwill in 2005 in relation to the POSIT Transaction and the E-Crossnet acquisition (See Note 3, Acquisitions). In addition, as of December 31, 2005, goodwill included approximately $56.0 million in relation to the Hoenig acquisition, $15.6 million related to the completion of our March 2004 acquisition of Radical (See Note 3, Acquisitions), an aggregate of $20.3 million recognized as part of our November 2000 acquisition of ITG Australia and our May 2001 acquisition of ITG Europe. During the year ended December 31, 2005, no goodwill was deemed impaired and, accordingly, no write-off was required.

As of December 31, 2005, other intangibles, net included (i) the POSIT trade name and proprietary software acquired in the POSIT transaction ($10.2 million), (ii) the software license acquired in 2004 from

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Radical ($1.9 million) and (iii) certain trading rights principally in Hong Kong ($0.1 million). The increase from 2004 is due to the proprietary software acquired in the POSIT transaction. These other intangibles are amortized over their respective estimated useful life, which ranges from 3 to 5 years, with the remaining weighted average amortization period approximating 3.6 years. Our Hong Kong trading rights at December 31, 2005 reflect a $0.5 million impairment write-down to fair value taken in 2003.

We recorded amortization expense in relation to other intangibles of approximately $1.1 million and $0.7 million for the years ended December 31, 2005 and December 31, 2004 respectively. Estimated amortization expense for existing other intangibles is approximately $ 3.6 million in total for the five-year period ending December 31, 2010 as follows:

Estimated Amortization
2006	2007	2008	2009	2010
($ millions)
$1.0	$1.0	$1.0	$0.6	$0.0

(6)   Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased at December 31:

	Securities Owned		Securities Sold, Not Yet Purchased
	2005	2004	2005	2004
	(Dollars in thousands)
Auction rate preferred stock	$—	$4,000	$—	$—
State and municipal government obligations	—	19,700	—	—
Corporate stocks	450	3,461	91	30
Other	5,567	5,369	—	—
Total	$6,017	$32,530	$91	$30

Securities owned may include certain securities that are not readily marketable because (a) there is no market based upon quoted market prices from third parties, (b) they cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) they cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the Company. At December 31, 2005, the Company held warrants at an estimated fair value of $40,200.

(7)   Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other at December 31:

	Receivables From		Payables To
	2005	2004	2005	2004
	(Dollars in thousands)
Customers	$416,966	$142,380	$288,752	$110,874
Clearing brokers and other	69,612	58,462	146,389	31,572
Allowance for doubtful accounts	(1,566)	(2,200)	—	—
Total	$485,012	$198,642	$435,141	$142,446

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. We recorded reductions to the allowance of $0.5 million and $0.1 million in the years ended December 31, 2005 and 2004, respectively. Write-offs against the allowance of $0.1 million each were recorded during the years ended December 31, 2005 and 2004.

(8)   Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2005	2004
	(Dollars in thousands)
Furniture, fixtures and equipment	$95,979	$91,641
Leasehold improvements	17,594	16,957
	113,573	108,598
Less: accumulated depreciation and amortization	91,281	84,575
Total	$22,292	$24,023

Depreciation and amortization expense relating to premises and equipment amounted to $11.6 million, $13.4 million, and $14.4 million in 2005, 2004, and 2003, respectively.

(9)   Capitalized Software

The following is a summary of capitalized software costs at December 31:

	2005	2004
	(Dollars in thousands)
Capitalized software costs	$20,540	$13,262
Less: accumulated amortization	7,760	4,336
Total	$12,780	$8,926

Software costs totaling $11.2 million and $8.2 million were capitalized in 2005 and 2004, respectively, primarily for the development of new versions of several products. Also during 2005 and 2004, capitalized software costs and related accumulated amortization were each reduced by $3.2 million and $6.2 million, respectively for fully amortized costs.

Capitalized software costs of $2.2 million and $2.4 million were not subject to amortization as of December 31, 2005 and 2004, respectively, as the underlying products were not yet available for release to customers. In 2005, 2004 and 2003, other general and administrative expenses in our consolidated statements of income included $7.3 million, $5.9 million and $5.0 million, respectively, in relation to the amortization of capitalized software costs.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2005	2004
	(Dollars in thousands)
Accrued compensation and benefits	$28,659	$8,240
Accrued soft dollar research payables	23,439	17,603
Deferred compensation	21,085	22,602
Trade payables	10,465	10,615
Accrued transaction processing	5,806	5,369
Accrued rent	2,360	2,824
Accrued telecom	1,833	1,946
Other accrued expenses	15,795	13,622
Total	$109,442	$82,821

(11)   Income Taxes

Income tax expense (benefit) consisted of the following components:

	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$26,317	$20,428	$22,134
State	10,228	2,498	7,235
Foreign	2,611	774	548
	39,156	23,700	29,917
Deferred:
Federal	2,949	(15)	(1,699)
State	(266)	1,924	(470)
Foreign	(429)	—	—
	2,254	1,909	(2,169)
Total	$41,410	$25,609	$27,748

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes are provided for temporary differences in reporting certain items, principally deferred compensation. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31 were as follows:

	2005	2004
	(Dollars in thousands)
Deferred compensation	$8,770	$9,215
Capital investment loss carryforward	—	2,598
Stock based compensation	1,829	728
Goodwill and other intangibles	(1,785)	134
Depreciation	1,446	1,686
NYSE exchange seats impairment	1,098	1,038
Capitalized software	(4,495)	(3,016)
Other deferred tax assets, net	1,109	441
Valuation allowance	—	(2,598)
Total	$7,972	$10,226

At December 31, 2005, we believe that it is more likely than not that future reversals of existing taxable temporary differences and anticipated future taxable income will be sufficient to realize the gross deferred tax assets. During 2005 we utilized  $2.6 million of capital loss carryforwards and reversed the valuation allowance related to the future use of the deferred tax assets.

The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	2005	2004	2003
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax effect	5.3	4.2	5.4
Change in valuation allowance	(2.4)	(0.9)	—
Non-deductible foreign losses	0.6	1.3	3.0
R&D tax credits	(0.8)	(1.1)	(4.1)
Other differences, net	0.3	—	0.5
Effective income tax rate	38.0%	38.5%	39.8%

(12)   Related Party Transactions

After we entered into the Joint Venture with IRESS in April 2004, we contracted with KTG to provide both ITG Canada and ITG Inc. with equity trading systems, market data, and destination/market connectivity. ITG Canada and ITG Inc. paid approximately $0.8 million and $121,000 for these services in 2005 and $445,000 and $145,000, respectively in 2004. Additionally, ITG Canada charged the Joint Venture for facilities and managed services in 2005 and 2004 of approximately $218,000 and $261,000, respectively.

(13)   Off Balance Sheet Risk and Concentration of Credit Risk

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, we have provided third party financial institutions with guarantees in amounts up to a maximum of $125 million. In the event

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that a customer of one of our subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, we would be required to perform for the amount of such securities up to the $125 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

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

At December 31, 2005, ITG Inc., AlterNet and ITG Execution Services had net capital of $56.2 million, $3.2 million and $1.0 million, respectively, of which $55.9 million, $3.1 million and $1.0 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European, Hong Kong and Japanese operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2005 of approximately $11.6 million, $4.0 million, $11.8 million, $6.0 million and $6.7 million, respectively.

As of December 31, 2005, ITG Inc. on behalf of its Hoenig division, held a $2.5 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

To the extent that our subsidiaries require capital to maintain compliance with regulatory capital requirements, we may not withdraw capital or receive dividends from these subsidiaries.

(15)   Stockholders’ Equity

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we do not anticipate paying cash dividends on our common stock at this time.

As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in negotiated transactions. During the year ended December 31, 2004, we purchased 3.0 million shares of our common stock at an average cost of $13.78 per share and for $41.3 million in the aggregate. We purchased approximately 3.0 million shares of our common stock at an average cost of $16.73 per share and for $50.1 million in the aggregate during the year ended December 31, 2003. During 2004, our Board of Directors authorized the repurchase of 5.0 million additional shares of our common stock and we have 2.0 million shares remaining for repurchase under such authorization as no shares of our common stock were repurchased during 2005.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)   Employee and Non Employee Director Stock and Benefit Plans

Stock option plan

At December 31, 2005, we had a non-compensatory stock option plan for our employees. Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the “1994 Plan”), options to purchase 8,390,134 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging through January 2011. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted, but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors’ Plan. Through 2005, the Non-Employee Directors’ Plan generally provides for an annual grant to each non-employee director of an option to purchase 6,141 shares of Common Stock. In addition, the Non-Employee Directors’ Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of Common Stock. Stock options granted under the Non-Employee Directors’ Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options granted through January 21, 2003 became exercisable three months after the date of grant. All options granted subsequent to January 21, 2003 vest and become exercisable in equal installments on or about the first, second, and third anniversaries of the grant date. Stock options granted under the Non-Employee Directors’ Plan expire five years after the date of grant. A total of 557,050 shares of Common Stock are reserved for issuance under the Non-Employee Directors’ Plan.

In January 2006, the Board of Directors adopted the Investment Technology Group, Inc. Directors’ Equity Subplan (the “2006 Directors’ Equity Plan”) which became effective January 1, 2006. The 2006 Directors’ Equity Plan is a subplan of the 1994 Plan. The 2006 Directors’ Equity Plan provides for the grant of options and restricted share units to non-employee directors of the Company. Under the 2006 Director’s Equity Plan, a newly appointed non-employee director will be granted (A) stock options valued at $100,000 and (B) restricted share units valued at $100,000 at the time of appointment to the Board of Directors. In addition, non-employee directors will be granted (A) stock options valued at $36,000 and (B) restricted share units valued at  $36,000 annually, on the forty fifth (45th) day following each of the Company’s annual meetings of shareholders.  All stock options are non-qualified options, will expire five years after the date of grant and will have an exercise price equal to the fair market value of the Company’s stock at the time of grant. All stock options and restricted share units will vest in three equal annual installments, beginning on the first anniversary of the date of grant.

Under the 1994 Plan, in addition to time-based option awards, the Company is permitted to grant performance based stock options. In 2005, 2004, and 2003 performance-based options for 35,000, 1.0 million and 1.1 million shares, respectively were granted to select employees that vest, in whole or in part, on the third anniversary of the grant only if consolidated pre-tax profits of the Company reach certain levels. The Company recognizes stock based compensation expense (see Note 2—Summary of Significant Accounting Policies) for both time-based and performance based awards over the vesting period. For the years-ended December 31, 2005, 2004 and 2003, the Company recorded stock based compensation expense related to these awards of $1.5 million, $0.6 million and $0.8 million, respectively and includes

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management’s estimate of performance achievement for the performance based awards, which is included in compensation and employee benefits in the consolidated statements of income. The performance based options vest at the end of the three year period and could result in no options actually being granted as a result of not meeting the three-year performance metric, as was the case for performance based options granted in 2003. The option summary tables below include 100% of the options issued regardless of management’s estimate of the likelihood of achieving the performance metric.

A summary of the status of our stock option plan as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is presented below:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	3,897,696	29.36
Granted	1,367,551	13.80
Exercised	(32,423)	13.53
Forfeited	(794,556)	26.25
Outstanding at December 31, 2003	4,438,268	25.47
Granted	1,006,519	13.05
Exercised	(30,206)	15.52
Forfeited	(1,191,504)	22.48
Outstanding at December 31, 2004	4,223,077	23.44
Granted	365,910	23.87
Exercised	(649,237)	27.98
Forfeited	(1,440,094)	19.70
Outstanding at December 31, 2005	2,499,656	24.97
Amount Exercisable at December 31,
2005	1,166,485	33.31
2004	2,028,228	30.75
2003	2,242,818	28.18

The provision for income taxes excludes current tax benefits related to the exercise of stock options. For the years ended December 31, 2005, 2004 and 2003, those benefits totaled $1.6 million, $20 thousand, and $0.3 million, respectively. Such benefit is reflected as an increase in Stockholders’ Equity.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$ 9.69 – $12.50	668,270	3.30	$12.41	48,020	$11.27
12.51 – 22.44	402,783	3.47	16.68	72,698	18.40
22.45 – 32.17	593,265	2.80	28.62	223,763	31.35
32.18 – 38.82	818,780	1.03	36.26	805,446	36.29
38.83 – 51.85	16,558	1.36	44.39	16,558	44.39
$ 9.69 – $51.85	2,499,656	2.45	$24.97	1,166,485	$33.31

Restricted Shares

Under the 1994 Plan, the Company is permitted to grant Restricted Share awards. In 2005 and 2004, 162,873 and 80,908 restricted shares, with weighted fair values of $25.34 and $15.33, respectively, were granted to certain employees that either vest solely contingent upon continued employment through the third anniversary of the grant or cliff vest after three years in whole or in part only if the consolidated cumulative pre-tax profits of the Company reaches certain levels (i.e. performance restricted stock). Accordingly, not all restricted stock awarded will vest and be delivered. The Company recognizes stock based compensation expense (see Note 2—Summary of Significant Accounting Policies) over this three-year period. For the years-ended December 31, 2005 and 2004, the Company recorded stock based compensation expense of $1.5 million and $0.1 million related to restricted stock awards which is included in compensation and employee benefits in the consolidated statements of income.

ITG Employee and Non Employee Director Benefit Plans

All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan and the Investment Technology Group, Inc. Money Purchase Pension Plan (the “Plans”). These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $210,000 for 2005. The Plans’ features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the Plans, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the Plans and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. Most of our international employees have similar defined contribution plans. The costs for these benefits were $8,831,000,  $4,030,000, and  $3,335,000 in 2005, 2004, and 2003, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

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

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective January 1, 2006, the SUA was amended to make participation in the plan among eligible participants (employees earning total compensation per annum of $200,000 and greater) elective, rather than mandatory. In addition, beginning January 1, 2006, the plan deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company’s common stock equal in value to 120% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares distributed in whole on the third anniversary of the deferral. The match representing 20% is contingent only on employment with the Company and vests 100% on the third anniversary of the match.

We included the participants’ deferral in compensation expense and recognized additional compensation expense of $431,000, $276,000, and $227,000 in 2005, 2004, and 2003, respectively, which represents the 15% (and 30%, effective April 1, 2003) excess over the amount actually deferred by the participants. During 2005, 2004, and 2003, we granted 320,140, 338,216, and 219,054 units, respectively, to the employees in the SUA. During 2005, 2004, and 2003, we issued 110,464, 110,043, and 127,769 shares, respectively, of our common stock in connection with the SUA.

Under the Directors’ Retainer Fee Subplan, adopted in 2002, directors who are not our employees receive an annual retainer fee of $50,000, with the exception of the external lead Director who receives $75,000. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from our Board of Directors. The cost of the Directors’ Retainer Fee Subplan was $317,000, $297,000, and $350,000, in 2005, 2004, and 2003, respectively, and is included in other general and administrative expenses in the consolidated statements of income. Commencing in 2006, directors who are not our employees will receive an annual retainer fee of $60,000, with the exception of the external lead Director who will receive $90,000.

In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan (“ESPP”), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our Common Stock at a 15% discount through automatic payroll deductions. Since January 1, 2003 the company recognized stock based compensation expense related to the 15% discount. For the years ended

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005, 2004 and 2003, the company recorded stock based compensation expense of $251,000, $296,000 and $146,000, respectively.

(17)   Earnings Per Share

The average number of outstanding shares for the years ended December 31, 2005, 2004, and 2003 were 42.2 million, 42.8 million and 47.0 million, respectively.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	2005	2004	2003
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$67,686	$40,983	$41,953
Shares of common stock and common stock equivalents:
Average number of common shares	42,152	42,811	46,996
Average shares used in basic computation	42,152	42,811	46,996
Effect of dilutive securities	239	30	20
Average shares used in diluted computation	42,391	42,841	47,016
Earnings per share:
Basic	$1.61	$0.96	$0.89
Diluted	$1.60	$0.96	$0.89

At December 31, 2005, 2004 and 2003, approximately 1,988,000, 3,307,000 and 4,045,000 securities, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

(18)   Commitments and Contingencies

Lease commitments

We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended December 31, 2005, 2004, and 2003 was $8.0 million, $8.8 million, and $9.2 million, respectively. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2006	$8,315
2007	8,166
2008	7,886
2009	8,058
2010	7,627
2011 and thereafter	23,907
Total	$63,959

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other commitments

Pursuant to employment agreements expiring in 2006, we are obligated to pay six employees aggregate minimum compensation of $5.7 million in the year ending December 31, 2006. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate severance payments totaling the lower of $5.7 million or the remaining minimum compensation due, net of payments made through the termination date.

Pursuant to a contract expiring in 2008, we are obligated to purchase business recovery services totaling $3.1 million.

(19)   Segment Reporting

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company’s business structure is organized into two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading and research services to institutional investors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, Hong Kong and Japan, as well as a research facility in Israel.

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

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
2005
Total revenues	$316,182	$91,979	$408,161
Income (loss) before income tax expense	103,957	5,139	109,096
Identifiable Assets	460,515	555,819	1,016,334
Capital purchases	8,027	2,025	10,052
2004
Total revenues	$259,840	$74,646	$334,486
Income (loss) before income tax expense	62,577	4,015	66,592
Identifiable Assets	354,540	257,918	612,458
Capital purchases	11,576	1,261	12,837
2003
Total revenues	$273,781	$60,211	$333,992
Income (loss) before income tax expense	74,262	(4,561)	69,701
Identifiable Assets	344,525	305,323	649,848
Capital purchases	8,675	1,421	10,096

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)   Supplementary Financial Information (unaudited)

The following tables set forth certain unaudited financial data for our quarterly operations in 2005 and 2004. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2005				(Unaudited) December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, expect per share amounts)
Total Revenues	$112,086	$102,231	$102,182	$91,662	$89,612	$86,315	$80,987	$77,572
Expenses:
Compensation and employee benefits	43,722	36,751	38,106	33,865	32,671	31,620	29,370	29,172
Transaction processing	14,693	14,852	14,013	13,196	13,961	13,368	12,171	11,580
Software royalties	—	—	—	1,088	3,321	3,381	3,288	3,816
Occupancy and equipment	7,394	6,995	7,220	7,253	7,640	7,918	7,449	7,341
Telecommunications and data processing services	5,295	5,039	4,935	4,865	4,454	4,549	4,338	4,637
Other general and administrative	9,409	10,792	10,398	9,184	8,876	8,097	7,697	7,179
Total expenses	80,513	74,429	74,672	69,451	70,923	68,933	64,313	63,725
Income before income tax expense	31,573	27,802	27,510	22,211	18,689	17,382	16,674	13,847
Income tax expense	10,155	12,210	10,070	8,975	6,028	6,798	7,190	5,593
Net income	$21,418	$15,592	$17,440	$13,236	$12,661	$10,584	$9,484	$8,254
Basic earnings per share	$0.50	$0.37	$0.41	$0.32	$0.30	$0.25	$0.22	$0.19
Diluted earnings per share	$0.50	$0.37	$0.41	$0.31	$0.30	$0.25	$0.22	$0.19
Basic weighed average number of common shares outstanding	42,455	42,101	42,040	42,010	41,928	41,885	43,138	44,314
Diluted weighted average number of common shares outstanding	42,919	42,369	42,204	42,161	42,036	41,892	43,144	44,325

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per share for quarterly periods are based on average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	Unaudited December 31, 2005				Unaudited December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(As a percentage of Total Revenues)
Total Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	39.0	36.0	37.3	36.9	36.5	36.6	36.3	37.6
Transaction processing	13.1	14.5	13.7	14.4	15.6	15.5	15.0	14.9
Software royalties	—	—	—	1.2	3.7	3.9	4.0	4.9
Occupancy and equipment	6.6	6.8	7.1	7.9	8.5	9.2	9.2	9.5
Telecommunications and data processing services	4.7	4.9	4.8	5.3	5.0	5.3	5.4	6.0
Other general and administrative	8.4	10.6	10.2	10.0	9.9	9.4	9.5	9.3
Total expenses	71.8	72.8	73.1	75.7	79.2	79.9	79.4	82.2
Income before income tax expense	28.2	27.2	26.9	24.3	20.8	20.1	20.6	17.8
Income tax expense	9.1	11.9	9.9	9.8	6.7	7.9	8.9	7.2
Net income	19.1%	15.3%	17.0%	14.5%	14.1%	12.2%	11.7%	10.6%

(21)   Subsequent Events

Acquisitions and Financing

On January 3, 2006, we acquired the Macgregor Group Inc., a leading provider of trade order management systems, for approximately $230 million. Our preliminary estimates of the fair values of the assets acquired and liabilities assumed include goodwill ($207.2 million), intangible assets ($16.9 million), and net tangible assets ($5.9 million).

On January 3, 2006, we acquired Plexus Group Inc. for approximately $12 million. The combined offering of ITG’s TCA services with Plexus’ offerings will provide clients with the most comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition allows for expansion of ITG’s related investment process consulting capabilities. Our preliminary estimates of the fair values of the assets acquired and liabilities assumed include goodwill ($9.1 million), intangible assets ($2.6 million), and net tangible assets ($0.3 million).

The Macgregor and Plexus Acquisitions, accounted for under the purchase method, were recorded in the first quarter of 2006 using management’s estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based upon management’s final evaluation; therefore the information above is subject to change pending the final allocation of the purchase price.

In connection with the Macgregor and Plexus Acquisitions, on January 3, 2006, we entered into the five year, $225 million Credit Agreement consisting of a $200 million Term Loan and a $25 million Revolving Loan.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $200 million Term Loan matures on December 31, 2010 and is repaid on a quarterly basis. It also provides a mechanism for incremental borrowings (“Incremental Term Loans”) of up to $25 million with the required consent of lenders prior to January 3, 2008. The proceeds of the Term Loan were used to finance the Macgregor and Plexus Acquisitions and to pay related fees and expenses. The proceeds of future Incremental Term Loans, if any, would be used as agreed with the applicable lenders. Scheduled principal payments over the next five years are as follows:

Principal Payments
Year	Dollars in thousands
2006	$30,000
2007	$30,000
2008	$40,000
2009	$50,000
2010	$50,000

The Revolving Loan allows us the flexibility to borrow funds to meet working capital needs should they arise, as well as for other general corporate purposes and was undrawn at March 15, 2006.

At our preference, borrowings under the Credit Agreement accrue interest at either the Alternate Base Rate (“ABR”) or a Eurodollar rate (“Eurodollar Rate”) based upon the three-month London Interbank Offered Rate (“LIBOR”), plus the applicable interest margin. Also at our option, from time to time we may convert Eurodollar loans to ABR loans, or vice versa. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum, and (ii) the JPMorgan Chase Bank’s Prime Rate. The applicable interest margins on Eurodollar Rate and ABR loans are 1.25% and 0.25% per annum, respectively. The margin on both ABR and Eurodollar Rate would increase by 0.25% in the event that our consolidated leverage ratio exceeds 1.50%. The current borrowings under the Term Loan will bear interest based on the Three-Month LIBOR plus a 1.25% margin.

Pursuant to the terms of the Credit Agreement, we will be required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fix our interest rate on one-half of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years.

The Credit Agreement also requires mandatory prepayments with the proceeds of certain offerings of capital stock, the incurrence of indebtedness, and sales of assets. We may also voluntarily prepay borrowings without premium or penalty. Following potential events of default by us (as specified in the Credit Agreement), the full amount of the borrowings may become immediately due.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Macgregor and Plexus acquisitions, we assumed certain lease and sublease agreements for office space. Minimum future rental commitments under non-cancelable operating leases related to these acquisitions are as follows:

2006	2007	2008	2009	2010	2011
(Dollars in millions)
$2.1	$2.0	$1.9	$1.9	$1.5	$0.6

NYSE Merger

Following the completion of the merger of the NYSE and Archipelago Holdings, Inc (“Archipelago”) on March 9, 2006, we will realize a significant gain in 2006 related to our ownership of two memberships on the NYSE. As part of the merger, the NYSE and Archipelago were combined under a new holding company named NYSE Group, Inc. Each NYSE member is entitled to receive compensation consisting of cash and restricted shares of NYSE Group, Inc. common stock in respect of each NYSE membership. Accordingly, our consideration for each membership will consist of 78,601 restricted shares of NYSE Group, Inc. common stock, $404,575 in cash and a dividend of $70,571. We currently value our two NYSE memberships at $1.1 million each in our Consolidated Statements of Financial Condition.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants reportable herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of ITG’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that ITG maintained effective internal control over financial reporting as of December 31, 2005.

ITG’s management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Subsequent Event

On January 3, 2006, we acquired The Macgregor Group, Inc., which was not an SEC registrant prior to the acquisition.  The report of Macgregor’s independent auditors on Macgregor’s 2004 financial statements, dated December 16, 2005, contained a restatement of the December 31, 2003 financial statements for matters principally relating to expense recognition.  Macgregor’s independent auditors also issued a report on internal controls for 2004 which noted internal control deficiencies considered to be material weaknesses (as defined under U.S. generally accepted auditing standards) regarding the staffing of Macgregor’s finance group, as well as the quality of certain of Macgregor’s internal accounting and financial reporting systems.  We were aware of these deficiencies prior to finalizing the Macgregor Acquisition.  During 2006, we will be incorporating Macgregor’s operations into our system of internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Investment Technology Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Investment Technology Group, Inc., maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Investment Technology Group, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated  financial statements.

/s/ KPMG LLP

New York, New York
March 15, 2006

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information with respect to this item is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.                 Executive Compensation

Information with respect to this item is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information with respect to this item is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information with respect to this item is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

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

2.3

Agreement and Plan of Merger, dated July 12, 2005 by and among the Company, Macgregor, and Hedgehog Acquisition Inc., a wholly owned subsidiary of ITG, and Steven D. Levy, as representative of the security holders of MacGregor (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 18, 2005).

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

Exhibits Number	Description
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

10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors’ Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2	Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.3.3

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

10.3.5*	Form of Stock Option Agreement between the Company and certain employees of the Company (2005).
10.3.6*	Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005, Performance Vesting).
10.3.7*	Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005).
10.3.8	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.9*	Fifth Amended and Restated Stock Unit Award Program.
10.3.10	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.11	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.3.12

Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibits Number	Description
10.3.13	Employment Agreement between ITG Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K/A dated December 20, 2004).
10.3.14	Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.15	Agreement between Robert J. Russel and Investment Technology Group, Inc. dated November 30, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 8, 2004).
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

10.6

Credit Agreement, dated January 3, 2006, by and among the Company, Bank of America, N.A., as syndication agent, US Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions who become parties thereto as lenders (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 9, 2006).

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

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND L. KILLIAN, Jr.	Chief Executive Officer, President and Chairman of the Board of Directors	March 15, 2006
Raymond L. Killian, Jr.
/s/ HOWARD C. NAPHTALI	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 15, 2006
Howard C. Naphtali
/s/ ANGELO BULONE	Senior Vice President and Controller (Principal Accounting Officer)	March 15, 2006
Angelo Bulone
/s/ J. WILLIAM BURDETT	Director	March 15, 2006
J. William Burdett
/s/ WILLIAM I JACOBS	Director	March 15, 2006
William I Jacobs
/s/ TIMOTHY L. JONES	Director	March 15, 2006
Timothy L. Jones
/s/ ROBERT L. KING	Director	March 15, 2006
Robert L. King
/s/ MAUREEN O’HARA	Director	March 15, 2006
Maureen O’Hara
/s/ BRIAN STECK	Director	March 15, 2006
Brian Steck

EXHIBIT INDEX

Exhibits Number	Description	Sequentially Numbered Page
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

2.3

Agreement and Plan of Merger, dated July 12, 2005 by and among the Company, Macgregor, and Hedgehog Acquisition Inc., a wholly owned subsidiary of ITG, and Steven D. Levy, as representative of the security holders of MacGregor (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 18, 2005).

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

10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors’ Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2	Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.3.3

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

10.3.5*	Form of Stock Option Agreement between the Company and certain employees of the Company (2005).
10.3.6*	Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005, Performance Vesting).
10.3.7*	Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005).
10.3.8	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.9*	Fifth Amended and Restated Stock Unity Award Program.
10.3.10	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.11	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.3.12

Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.13	Employment Agreement between ITG Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K/A dated December 20, 2004).
10.3.14	Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.3.15	Agreement between Robert J. Russel and Investment Technology Group, Inc. dated November 30, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 8, 2004).

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

10.6

Credit Agreement, dated January 3, 2006, by and among the Company, Bank of America, N.A., as syndication agent, US Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions who become parties thereto as lenders (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 9, 2006).

21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1*	Section 1350 Certification

*                    Filed herewith