Form 10-Q
period 2006-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2006-05-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   ☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended March 31, 2006

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

As of May 1, 2005, the Registrant had 43,279,112 shares of common stock, $0.01 par value, outstanding.

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

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Issues and Uncertainties—in this Annual Report on Form 10-K for the year ended December 31, 2005, which you are encouraged to read. Our 2005 Annual Report to Shareholders and Form 10-K are also available through our website at http://www.itg.com/investor.

PART I. -       FINANCIAL INFORMATION

Item 1.    Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$238,481	$261,044
Cash restricted or segregated under regulations and other	12,703	7,007
Securities owned:
Trading securities, at fair value	7,158	6,017
Available-for-sale securities, at fair value	3,982	—
Receivables from brokers, dealers and other, net	825,301	485,012
Investments	16,917	10,628
Premises and equipment, net	27,110	22,292
Capitalized software, net	16,115	12,780
Goodwill	388,430	176,773
Other intangibles	31,124	12,173
Deferred taxes	17,619	7,972
Other assets	13,502	14,636
Total assets	$1,598,442	$1,016,334

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$128,947	$109,442
Payables to brokers, dealers and other	750,788	435,141
Securities sold, not yet purchased, at fair value	2,193	91
Income taxes payable	18,264	9,354
Long term debt	192,000	—
Total liabilities	1,092,192	554,028

Commitments and contingencies
Stockholders’ Equity

Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 1,000,000 shares authorized; 51,419,727 and 51,390,027 shares issued at March 31, 2006 and December 31, 2005, respectively and 43,216,245 and 42,773,651 shares outstanding at March 31, 2006 and December 31, 2005, respectively	514	514
Additional paid-in capital	184,692	175,600
Retained earnings	469,054	442,647
Common stock held in treasury, at cost; 8,203,482 and 8,616,376 shares at March 31, 2006 and December 31, 2005, respectively	(154,937)	(162,735)
Accumulated other comprehensive income (net of tax)	6,927	6,280
Total stockholders’ equity	506,250	462,306
Total liabilities and stockholders’ equity	$1,598,442	$1,016,334

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Commissions	$117,578	$87,533
Recurring	17,664	2,513
Other	11,000	1,616
Total revenues	146,242	91,662

Expenses:
Compensation and employee benefits	51,977	33,689
Transaction processing	17,843	14,284
Occupancy and equipment	8,483	7,253
Telecommunications and data processing services	6,895	4,865
Other general and administrative	13,908	9,360
Interest expense	3,023	—
Total expenses	102,129	69,451

Income before income tax expense	44,113	22,211

Income tax expense	17,706	8,975
Net income	$26,407	$13,236

Earnings per share:

Basic	$0.61	$0.32
Diluted	$0.60	$0.31

Basic weighted average number of common shares outstanding	43,001	42,010
Diluted weighted average number of common shares outstanding	43,733	42,161

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2006
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2006	$—	$514	$175,600	$442,647	$(162,735)	$6,280	$462,306

Issuance of common stock for the employee stock option plan (363,615 shares) and the employee stock unit award plan (49,279 shares)	—	—	6,757	—	7,798	—	14,555
Issuance of common stock for the employee stock purchase plan (29,700 shares)	—	—	642	—	—	—	642
Stock-based compensation	—	—	1,693	—	—	—	1,693
Comprehensive income:
Net income	—	—	—	26,407	—	—	26,407
Other comprehensive income (net of tax):
Currency translation adjustment	—	—	—	—	—	87	87
Unrealized holding gain on securities available-for-sale	—	—	—	—	—	442	442
Unrealized gain on hedging activities	—	—	—	—	—	118	118
Comprehensive income							27,054
Balance at March 31, 2006	$—	$514	$184,692	$469,054	$(154,937)	$6,927	$506,250

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from Operating Activities:
Net income	$26,407	$13,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,696	5,017
Deferred income tax expense benefit	3,691	1,088
Provision for doubtful accounts	400	(173)
Stock-based compensation	1,693	270
Gain on investments held	(6,827)	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(5,691)	(780)
Securities owned, at fair value	(1,926)	(289)
Receivables from brokers, dealers and other, net	(329,457)	(765,432)
Accounts payable and accrued expenses	750	3,214
Payables to brokers, dealers and other	314,871	769,119
Securities sold, not yet purchased, at fair value	2,137	1,999
Income taxes payable	10,015	(1,808)
Excess tax benefit from share based payment arrangements	(1,106)	—
Other, net	728	(87)
Net cash provided by operating activities	20,381	25,374
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(239,978)	(97,549)
Proceeds from sale of investments	—	32,358
Capital purchases	(5,135)	(833)
Capitalization of software development costs	(4,619)	(2,513)
Net cash used in investing activities	(249,732)	(68,537)

Cash flows from Financing Activities:
Proceeds from debt incurred	200,000	—
Payments on debt	(8,000)	—
Excess tax benefit from share based payment arrangements	1,106	—
Common stock issued	14,091	2,445
Net cash provided by financing activities	207,197	2,445

Effect of exchange rate changes on cash and cash equivalents	(409)	(312)
Net decrease in cash and cash equivalents	(22,563)	(41,030)
Cash and cash equivalents - beginning of year	261,044	206,465
Cash and cash equivalents - end of period	$238,481	$165,435

Supplemental cash flow information
Interest paid	$4,098	$847
Income taxes paid	$4,285	$7,013

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, which commenced brokerage activities in September 2005, (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S. and subsequent to January 3, 2006, (9) The Macgregor Group Inc., (“Macgregor”), a leading provider of trade order management technology for the financial community and Blackwatch Brokerage Inc. (“Blackwatch”), a U.S. broker dealer in equity securities and (10) Plexus Group, Inc. (“Plexus”), a provider of transaction cost analysis services.

Investment Technology Group, Inc. (NYSE: ITG), is a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. A pioneer in electronic trading, ITG has a unique approach that combines pre-trade analysis, order management, trade execution, and post-trade evaluation to provide clients with continuous improvements in trading and cost efficiency. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific regions.

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading, trade order management and research services to institutional investors, plan sponsors, brokers and alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong and Japan (collectively, “Asia”), as well as a research and development facility in Israel.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software (which is amortized on a straight-line basis) from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, the change in life has been accounted for as a change in accounting estimate on a prospective basis from January 1, 2006. For the three months ended March 31, 2006, this change in accounting estimate increased pre-tax income by $0.9 million, net income by $0.6 million and diluted earnings per share by $0.01.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted the fair-value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. We used the prospective adoption method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock based awards granted for fiscal 2003 and future years over the related service period. Under SFAS No. 123, stock based awards granted prior to fiscal 2003 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, under SFAS No. 123 no compensation expense was recognized for stock based awards granted prior to fiscal 2003.

On January 1, 2006 we adopted SFAS No. 123R, Share Based Payment, a revision to SFAS No. 123, using the modified prospective transition method. Under this method of adoption, compensation expense recognized during the first quarter of 2006 includes: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003 based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred).

SFAS No. 123R clarifies and expands the guidance in SFAS No. 123 in several areas, including measuring fair values and attributing compensation cost to reporting periods. Changes to SFAS No. 123 fair value measurement and services prescribed by SFAS No. 123R include a requirement to (i) estimate forfeitures of stock based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS No. 123, (ii) expense awards granted to retirement eligible employees and those employees that have non-substantive non-compete agreements immediately, as they do not require future service, and (iii) recognize compensation cost of all stock based awards based upon the grant date fair value (including pre-2003 awards), rather than our accounting practice under SFAS No. 123 under which we recognized compensation cost for pre-2003 stock based awards based upon their intrinsic value. (See Note 5, “Stock-Based Compensation” for further discussion).

(2) Cash Restricted or Segregated

Cash restricted or segregated represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of Hoenig stockholders, (iii) a segregated account maintained by ITG Inc.’s clearing broker on behalf of its Hoenig division for the benefit of customers under certain directed brokerage arrangements, (iv) funds relating to the securitization of letters of credit supporting Macgregor leases and (v) funds on deposit for European trade settlement activity.

(3) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Trading securities, at fair value:
Corporate stocks	$1,444	$450	$2,193	$91
Mutual funds	5,714	5,567	—	—
Available-for-sale-securities, at fair value:
Corporate stocks	3,982	—	—	—
Total	$11,140	$6,017	$2,193	$91

Available-for-Sale Securities

At March 31, 2006 we had available-for-sale securities primarily representing common stock in the NYSE Group, Inc. (the “NYX Shares”) that we received from the distribution of consideration in connection with the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (the “NYSE Merger”). These shares were received in exchange for the two exchange membership seats that were owned by our broker-dealer subsidiary and are subject to a three year restriction on sale which expires annually in equal one-third tranches. The securities classified as available-for-sale securities represent one-third of the total NYX Shares received, with a sale restriction expiring on March 7, 2007. At March 31, 2006, the fair value of available-for-sale securities was $4.0 million and the net unrealized holding gain, net of tax, of $0.4 million is recorded as an item of accumulated other comprehensive income. There were no securities classified as available-for-sale at December 31, 2005.

(4) Investments

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost which are summarized as follows:

	March 31, 2006	December31, 2005
	(Dollars in thousands)
Investments in limited partnerships	$11,025	$10,628
Investments at cost	5,892	—
Total	$16,917	$10,628

Investments at cost consists of that portion of the NYX Shares which may be sold in two equal parts ending on March 7,

2008 and March 7, 2009, as described in Note 3, “Securities Owned and Sold, Not Yet Purchased”, above. We will periodically assess the cost basis of the investment to determine other than temporary impairment.

(5) Stock-Based Compensation

At March 31, 2006, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 17, “Employee and Non Employee Director Stock and Benefit Plans”, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Under this method of adoption, compensation expense recognized during the first quarter of 2006 includes: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003 based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred). The impact of adopting FAS No. 123R was a $0.3 million decrease in pre-tax income (which includes a minimal benefit related to estimated forfeitures) and $0.2 million decrease in after-tax net income. The impact on both basic and diluted earnings per share was not material.

We began to account for stock based awards in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure on January 1, 2003. We had adopted the prospective method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock based awards granted for fiscal 2003 and future years over the related service period. Stock based awards granted prior to fiscal 2003 were accounted for under the intrinsic value method prescribed by APB No. 25. Accordingly, under SFAS No. 123 no compensation expense was recognized for stock based awards granted prior to fiscal 2003.

Under SFAS No. 123 cash flows related to income tax deductions in excess of the compensation cost recognized on stock based awards exercised during the period presented (“excess tax benefit”) are classified in operating cash in flows in the condensed consolidated statements of cash flows. In the first quarter of 2006, we recorded an excess tax benefit of $1.1 million related to stock based compensation in cash flows from financing activities.

The following table displays pro forma information for the first quarter of 2005 as if the provisions of SFAS No. 123R had been adopted prior to January 1, 2006 (dollars in thousands, except per share data):

March 31, 2005

Net income, as reported	$13,236

Add:
Stock-based compensation expense included in reported net income, net of taxes of $109	161
Deduct:
Total stock-based compensation expense determined under the fair value based method, net of taxes of $330	(488)
Net income, pro forma	$12,909
Earnings per share:
Basic — as reported	$0.32
Basic — pro forma	$0.31
Diluted — as reported	$0.31
Diluted — pro forma	$0.31

(6) Acquisitions

On January 3, 2006, we acquired 100% of Macgregor for approximately $235.9 million, including acquisition costs. The results of Macgregor’s operations have been included in the condensed consolidated financial statements since that date. The integration of the Macgregor order management system with ITG’s existing execution management systems is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. The following is a summary of the allocation of the purchase price in the Macgregor acquisition (dollars in thousands):

Purchase Price	$228,980
Acquisition Costs	6,945
Total purchase price	$235,925

Cash	6,918
Receivables from brokers, dealers and other, net	7,990
Other intangible	16,900
Deferred taxes	14,583
Accounts payable and accrued Expenses	(7,052)
Other current liabilities	(8,584)
Other, net	4,079
Goodwill	201,091
Total purchase price	$235,925

The goodwill and intangible assets were assigned to our U.S. Operations segment and are not deductible for tax purposes. The intangible assets have a weighted average useful life of approximately 14.25 years, as the Macgregor trade name and computer software technology have useful lives of 12 years and customer relationships have a useful life of 18 years.

The Macgregor purchase price is subject to a working capital adjustment which will most likely be determined in the second quarter of 2006.

The following represents the summary unaudited pro forma condensed results of operations for the three months ended March 31, 2005 as if the Macgregor acquisition had occurred at the beginning of the period presented (dollars in thousands, except per share data):

Total revenues	$104,489
Net income	13,025
Basic earnings per share	$0.31
Diluted earnings per share	$0.31

The pro forma results are not necessarily indicative of what would have occurred if the Macgregor acquisition had been in effect for the periods presented, nor are they indicative of the results that will occur in the future.

On January 3, 2006, we acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The results of Plexus’ operations have been included in the condensed consolidated financial statements since that date. The combined offering of ITG’s TCA services with Plexus’ offerings will provide clients with the most comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition allows for expansion of ITG’s related investment process consulting capabilities. The following is a summary of the allocation of the purchase price in the Plexus acquisition (dollars in thousands):

Purchase Price	$12,000
Acquisition Costs	295
Total purchase price	$12,295

Cash	1,824
Receivables from brokers, dealers and other, net	1,785
Other intangibles	2,636
Deferred income	(2,614)
Other, net	32
Goodwill	8,632
Total purchase price	$12,295

The goodwill and intangible assets were assigned to our U.S. segment. The goodwill is not deductible for tax purposes. Of the $2.6 million of acquired intangible assets, $1.1 million was assigned to the Plexus trade name and the intellectual property associated with the PAEG/L algorithm, which have indefinite useful lives. The remaining $1.5 million was assigned to a customer related intangible which has a useful life of 15 years.

The Macgregor and Plexus business combinations, accounted under the purchase method, were recorded using management’s estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management’s final evaluation; therefore, the information above is subject to change pending the final allocation of purchase price.

(7) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

U.S. Operations	$355,103	$143,519	$29,880	$10,917
International Operations	33,327	33,254	1,244	1,256
Total	$388,430	$176,773	$31,124	$12,173

On January 3, 2006, we recorded approximately $201.1 million of goodwill related to the acquisition of Macgregor and approximately $8.6 million related to the acquisition of Plexus (See Note 6, “Acquisitions”). We also continue to record additional contingent purchase price consideration related to the February 1, 2005 acquisition of the of the 50% interest of the POSIT Joint Venture that we did not already own.

During the quarter ended March 31, 2006, no goodwill was deemed impaired and accordingly, no write-off was required.

We recorded intangible assets of approximately $19.5 million consisting of proprietary software, customer related intangibles, and the Macgregor and Plexus trade names as part of the Macgregor and Plexus acquisitions.

We amortize other intangibles over their respective estimated useful lives, which range from three to eighteen years. For the three months ended March 31, 2006, we recognized intangible amortization expense of $0.6 million.

(8) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other (dollars in thousands):

	Receivables From		Payables To
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Customers	$767,281	$416,966	$472,961	$288,752
Clearing brokers and other	61,071	69,612	277,827	146,389
Allowance for doubtful receivables	(3,051)	(1,566)	—	—
Total	$825,301	$485,012	$750,788	$435,141

(9) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Accrued soft dollar research payables	$25,713	$23,439
Accrued compensation and benefits	25,048	28,659
Deferred compensation	22,162	21,085
Trade payables	15,171	10,465
Deferred revenue	11,307	3,076
Accrued transaction processing	6,935	5,806
Accrued rent	2,549	2,360
Accrued telecom	2,335	1,833
Other accrued expenses	17,727	12,719
Total	$128,947	$109,442

(10) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has not been drawn upon as of March 31, 2006. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.6 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying consolidated statement of financial condition and will be amortized to interest expense over the life of the loan.

At March 31, 2006, we had $192.0 million in outstanding debt under the Term Loan following a scheduled principal payment of $7.5 million as well as a required prepayment of $0.5 million. The prepayment relates to the terms of our credit facility, which include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the term loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2006	$22.4
2007	29.9
2008	39.9
2009	49.9
2010	49.9
$192.0

Interest expense on the credit facility, including amortization of debt issuance costs, totaled $3.0 million in First Quarter 2006.

Pursuant to the terms of the credit agreement, we will be required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on one-half of the outstanding term loan amount at 5.064% (plus a 1.25% margin) for a period of three years.

(11) Financial Instruments and Derivative Contracts

Derivative Contracts

All derivative instruments are recorded on the balance sheet at fair value in other assets or accounts payable and other accrued liabilities. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the balance sheet in accumulated other comprehensive income/(loss) until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified in to income.

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our forecasted interest payments that we believe are probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge.

Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair values of certain financial instruments:

•                  Long-term debt - the carrying amount of our floating rate debt approximates fair value.

•                  Interest rate swaps - fair value is estimated based upon forward interest rate settings and approximates the discounted net cash flow which would have been realized if the contracts had been closed at the balance sheet date.

The following table summarizes our derivative and debt related financial instruments at March 31, 2006 and December 31, 2005 (dollars in thousands).

	Asset / (Liability)
	Carrying Value		Fair Value
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Long term debt	$(192,000)	—	$(192,000)	—
Interest Rate Swap	190	—	190	—

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

Three Months Ended	March 31, 2006	March 31, 2005
Net income for basic and diluted earnings per share	$26,407	$13,236
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,001	42,010
Effect of dilutive securities	732	151
Average common shares used in diluted computation	43,733	42,161
Earnings per share:
Basic	$0.61	$0.32
Diluted	$0.60	$0.31

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

Three Months Ended	March 31, 2006	March 31, 2005
Anti-dilutive options	6	2,572

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income are as follows (dollars in thousands):

	Before Tax	Tax (Expense)	After Tax

Currency translation adjustment	$6,367	$—	$6,367
Unrealized holding gain on securities, available-for-sale	785	(343)	442
Unrealized gain on hedging activities	190	(72)	118
Total	$7,342	$(415)	$6,927

Unrealized holding gains on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE merger on March 9, 2006.

(14) Net Capital Requirement

ITG Inc., AlterNet, ITG Execution Services and Blackwatch are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Execution Services and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 each for ITG Execution Services and Blackwatch, or 6 2/3 % of aggregate indebtedness.

At March 31, 2006, ITG Inc., AlterNet, ITG Execution Services and Blackwatch had net capital of $67.4 million, $3.0 million, $1.0 million and $3.0 million, respectively, of which $67.2 million, $2.9 million. $1.0 million and $2.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European, Hong Kong, and Japanese operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2006 of approximately $13.9 million, $4.8 million, $6.0 million, $9.8 million, and $6.4 million, respectively.

As of March 31, 2006, ITG Inc. on behalf of its Hoenig division, held a $2.9 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(15) Segment Reporting

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides  equity trading services, trade order management and research services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers. This segment now includes the results of Macgregor and Plexus following our January 3, 2006 acquisitions. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, a start-up business in Japan and a research facility in Israel.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in our annual report on Form 10-K for the year ended December 31, 2005. Intersegment transactions that occur are based on specific criteria or approximate market prices. We allocate resources to and evaluate performance of our reportable segments based on income before income tax expense.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended March 31, 2006
Total revenues	$118,272	$27,970	$146,242
Income before income tax expense	41,259	2,854	44,113
Identifiable assets	744,603	853,839	1,598,442
Capital purchases	4,631	504	5,135

Three Months Ended March 31, 2005
Total revenues	$69,522	$22,140	$91,662
Income before income tax expense	20,282	1,929	22,211
Identifiable assets	373,577	1,014,265	1,387,842
Capital purchases	580	253	833

Assets held by our U.S. operations increased substantially as a result of the goodwill and intangible assets that were recorded in relation to the Macgregor and Plexus acquisitions.

(16) Subsequent Events

In April 2006, we sold our 50% interest in our Canadian joint venture with IRESS Market Technology Limited (“IRESS”) to IRESS for CAD$9,500,000 (approximately US$8.3 million) resulting in a gain of approximately US$5.4 million on a pre-tax basis and $3.4 million on an after-tax basis.

On April 27, 2006, the NYSE Group, Inc. filed Amendment No. 3 to its registration statement on Form S-1 in contemplation of a public offering of 25 million shares of its common stock (subject to a 15% increase due to over-allotments). Based on the information set out in such registration statement, ITG will sell 89,433 shares (subject to an increase of up to 15% if the full over-allotment option is exercised) of NYX Shares if such offering occurs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading, trade order management and research services to institutional investors, plan sponsors, brokers and alternative investment funds and money managers in the U.S. while our International Operations segment includes our brokerage businesses in, Canada, Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as our research facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Asia. Commission revenues are generated by orders delivered to us from our “front-end” software products as well as other vendors’ front-ends and direct computer-to-computer links to customers. We also generate significant recurring revenues which are largely fee or subscription based rather than transaction based and are therefore significantly less sensitive to fluctuations in the level of trading activity. During the three months ended March 31, 2006 (“First Quarter 2006”) we enhanced the recurring portion of our product revenue mix to 12%, as compared with less than 3% during the first three months of 2005 (“First Quarter 2005”), through our acquisitions of The Macgregor Group Inc. and Plexus Group Inc.

Acquisitions of Macgregor Group Inc. and Plexus Group Inc.

On January 3, 2006, we acquired 100% of Macgregor for approximately $235.9 million, including acquisition costs. The integration of the Macgregor order management system with ITG’s existing execution management systems is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. This acquisition was partially financed with debt (as discussed in Note 10 to the condensed consolidated financial statements and in “Liquidity and Capital Resources” below).

On January 3, 2006, we also acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The combined offering of ITG’s TCA services with Plexus’ offerings will provide clients with a comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition provides for the expansion of ITG’s related investment process consulting capabilities.

Executive Summary

In First Quarter 2006 our consolidated revenues increased 59% to $146.2 million, while our operating expenses grew 47% to $102.1 million as compared to First Quarter 2005. Our reported net income for First Quarter 2006 was $26.4 million, or $0.60 per diluted share, as compared to $13.2 million, or $0.31 per diluted share, in First Quarter 2005. Pretax margins were 30.2% of revenues in First Quarter 2006 as compared with 24.2% of revenues in First Quarter 2005.

Our reported First Quarter 2006 results reflects a gain of $6.8 million and dividend income of $1.0 million related to our ownership of two memberships on the NYSE, which is considered non-recurring. As part of the NYSE merger each NYSE member received compensation consisting of cash and restricted shares of NYSE Group, Inc. common stock in respect of each NYSE membership. Accordingly, our consideration for our memberships consisted of 157,202 restricted shares of NYSE Group, Inc. common stock, and approximately $1.0 million in cash and dividends, which was recorded as dividend income (collectively referred to as the “NYSE Transaction”). The impact of the 2006 non-recurring item was a $7.8 million increase in pretax income and a $4.9 million increase in after-tax net income. Reported earnings per share for the quarter increased $0.11 as a result of these non-recurring items.

For comparative purposes, our First Quarter 2005 results also included an unrealized loss of $0.3 million, representing the change in the carrying value of shares of common stock that we owned in Archipelago Holdings Inc., following its August 2004 initial public offering, and a recovery against previous investment write downs of $0.4 million. These items increased pretax income by $0.1 million and had a minimal effect on reported earnings per share.

While there continues to be pricing pressure in the U.S. equity markets reflecting continued competition from electronic execution providers and from traditional broker-dealers, the market environment for our U.S. Operations improved during First Quarter 2006, as our strong volume growth more than offset the decline in commission rates. Overall market volumes were up 7% on the NYSE and 6% on Nasdaq, while ITG U.S. volumes were up 45%, outpacing the market. Volatility picked up slightly as measured by the VIX index (CBOE Volatility Index) after remaining below normal levels for the last two years. Program trading as a percentage of NYSE-traded volume continued to rise, averaging 59%. This increase in program trading further intensified the competition for execution-only commissions, with the remainder of order flow allocated for fundamental research commitments to full service brokers or soft dollar obligations. In this environment, strong performances from our POSIT suite of crossing products, algorithmic trading products and direct market access products drove our U.S. revenue growth to 46%, excluding the impact of the Macgregor and Plexus acquisitions. Including these acquisitions, U.S. revenue grew 70%. For the third consecutive quarter consolidated revenues were in excess of $100 million and operating margins were in excess of 25%.

ITG’s U.S. revenue growth for First Quarter 2006 benefited from strong growth across our product spectrum. The 42% increase in ITG’s U.S. daily trading volumes reflects strong volume growth in the POSIT suite of crossing products, algorithmic trading products, and execution products. Our average U.S. daily volume growth outperformed increases in daily volumes at the NYSE and Nasdaq of 5% and 4%, respectively, over the same period. Sequentially, daily trading volumes increased 4% at NYSE and 20% at Nasdaq in First Quarter 2006 versus the fourth quarter of 2005, while ITG’s U.S. daily volumes increased 12% over the same period.

Total International revenues for First Quarter 2006 increased $5.8 million or 26% versus First Quarter 2005 to $28.0 million reflecting strong volume growth in Canada and Europe (contributing $2.6 million and $2.2 million, respectively, to overall international revenue growth), partially offset by a $0.7 million (or 4%) loss from exchange rate fluctuation (as a result of a stronger U.S. Dollar relative to the currencies in our International Operations).

The International Operations as a whole posted a pretax profit of $2.9 million.

Results of Operations — Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

U.S. Operations

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Change	% Change
Revenues
Commission	$92,738	$68,414	$24,324	36
Recurring	17,218	2,474	14,744	596
Other	8,316	(1,366)	9,682	709
Total revenues	118,272	69,522	48,750	70

Expenses
Compensation and employee benefits	41,114	24,482	16,632	68
Transaction processing	9,740	8,393	1,347	16
Other expenses	23,136	16,365	6,771	41
Interest expense	3,023	—	3,023	100
Total expenses	77,013	49,240	27,773	56
Income before income tax expense	$41,259	$20,282	$20,977	103

Revenues from U.S. Operations of $118.3 million increased 70% compared to First Quarter 2005. Excluding revenues generated by the Macgregor and Plexus acquisitions, revenues from U.S Operations grew 46% to $101.8 million. First Quarter 2006 revenues also included $7.8 million related to the NYSE Transaction (as discussed in “Executive Summary” above).

Commission revenues in First Quarter 2006 included a strong performance across our entire product spectrum, particularly from POSIT, Triton and Radical. We benefited from strong growth in average daily share volumes (42%) as well as an additional trading day in the quarter, as noted in the table below. Related transaction processing costs increased at a lower level than share volume benefiting from lower execution costs and the cessation of POSIT royalty expenses (which were incurred in part of First Quarter 2005).

	Three Months Ended
U.S. Operations: Key Indicators	March 31, 2006	March 31, 2005	Change	% Change
Total trading volume (in billions of shares)	8.4	5.8	2.6	45
Trading volume per day (in millions of shares)	135.4	95.5	39.9	42
Commission revenues per trading day ($millions)	$1.50	$1.12	$0.38	34
Average revenue per share ($)	$0.0109	$0.0117	$(0.0008)	(7)
U.S. market trading days	62	61	1	2

Recurring revenues of $17.2 million were driven primarily by the acquisitions of Macgregor and Plexus and include subscription based revenues generated principally from our network connectivity services, order management systems, and our analytical products. Excluding the Macgregor and Plexus acquisitions recurring revenues increased 6% to $2.6 million.

Other revenues, which included $7.8 million related to the NYSE Transaction (as discussed in “Executive Summary” above), increased $9.7 million in First Quarter 2006.

Total expenses increased $27.8 million or 56% compared to First Quarter 2005. Excluding the expenses of Macgregor and Plexus ($17.2 million), expenses from U.S Operations grew 21%.

U.S. compensation and employee benefits expense increased by $16.6 million, or 68% primarily reflecting higher headcount associated with the Macgregor and Plexus acquisitions ($8.7 million) and higher performance based compensation and employee benefits including bonuses, profit sharing and stock-based compensation. Also contributing to these costs was additional headcount related to new product development, sales and support.

Interest expense reflects the cost of our borrowings to finance the acquisitions of Macgregor and Plexus, as discussed in Note 10 to the condensed consolidated financial statements and in “Liquidity and Capital Resources”.

Other expenses increased $6.8 million or 41%, of which $5.4 million relates to the First Quarter 2006 Macgregor and Plexus acquisitions, which were not included in First Quarter 2005 results. Also contributing to the growth in other expenses were (i) higher overall business activity, (ii) higher marketing costs related to our marketing/branding efforts, and (iii) higher consulting fees, primarily related to systems and new business development activities. During First Quarter 2006, we changed our estimate of the useful life of our capitalized software from two years to three years resulting in lower software amortization expense of $0.9 million (see Note 1, “Organization and Basis of Presentation”, to the condensed consolidated financial statements and “Critical Accounting Policies and Estimates”), which partially offset these increases.

International Operations

	Three Months Ended
$ in thousands	March 31, 2006	March 31, 2005	Change	% Change
Commission Revenues
Europe	$11,702	$9,652	$2,050	21
Canada	8,152	5,287	2,865	54
Australia	2,560	2,575	(15)	(1)
Asia	2,427	1,605	822	51
Total commission revenues	24,841	19,119	5,722	30
Recurring revenues	446	39	407	1,044
Other revenues	2,683	2,982	(299)	(10)
Total revenues	27,970	22,140	5,830	26

Expenses
Compensation and employee benefits	10,863	9,207	1,656	18
Transaction processing	8,103	5,891	2,212	38
Other expenses	6,150	5,113	1,037	20
Interest expense	—	—	—	—
Total expenses	25,116	20,211	4,905	24
Income before income tax expense	$2,854	$1,929	$925	48

Commission revenues from International Operations increased $5.7 million, or 30% to $24.8 million. Exchange rate fluctuations from a strengthened U.S. Dollar relative to the currencies in our international markets negatively impacted our results ($0.6 million). Excluding the foreign currency impact, we grew commission revenues $6.3 million or 33%. In Europe, Australia and Hong Kong, the combined contract values increased 38% in First Quarter 2006 over First Quarter 2005. On the whole, expense growth was contained well below the rate of revenue growth, however we did see a significant increase in transaction processing costs in Asia reflecting the growth in third party execution and settlement charges relating to the increased flow through Hong Kong into regional markets, as well as in Europe, which is attributable to the higher percentage of continental European business (versus UK business, which has lower transaction costs). Compensation and employee benefits costs reflect higher headcount to support business growth as well as higher performance related compensation such as bonuses. Other expenses reflect higher business development, consulting and telecommunications costs.

In Europe, we had our best quarter to date with a 22% revenue growth. Our newly introduced client site products and our portfolio trading desk contributed strongly to growth. We have also seen considerable growth in Continental European equity executions, now contributing 43% of execution values compared to 28% for the same quarter last year.

In Canada, higher trending commodity prices and continued interest in the energy sector contributed to increased volumes and dollar value traded on the resource heavy Toronto Stock Exchange (“TSX”) this quarter. Dollar value traded on the TSX was up 36% compared to the First Quarter of 2005 while share volumes increased 32%.

ITG Canada’s results for the quarter benefited from TSX volume increases as total revenues of $10.5 million for the quarter were up 33% from last year, driven by a continued shift towards a higher proportion of commission revenues being generated from client site trading products, partially offset by a decline in revenue per share  and a decrease in our inter-listed arbitrage trading (included in other revenues).

In the Asia Pacific region, our business has demonstrated continuing growth in First Quarter 2006 with all of the major regional indices up from First Quarter 2005. We had a strong start to the 2006 year in the region with the Hong Kong operation showing a substantial increase in revenue of 56% over the same period last year.  Revenue in the Australian operations are slightly ahead of last year and our Japanese operation, which commenced brokerage activities in September 2005, is still in the start-up phase.

Overall our Asia Pacific revenues experienced a 25% increase compared with a 20% increase in expenses (23% and 14% respectively if Japan is excluded) for First Quarter 2006 over First Quarter 2005. The majority of the revenue growth has come from the Hong Kong operations, through an increase in the amount of agency execution, returning a higher net margin than in previous periods.

Income tax expense

The effective tax rate was 40.1% in First Quarter 2006, compared to 40.4% in First Quarter 2005. This rate decrease reflects a larger dividend received deduction and achievement of profitability in certain foreign jurisdictions with tax rates lower than those in the U.S. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our liquidity and capital resource requirements result from our working capital needs as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. At March 31, 2006, cash and cash equivalents and trading securities, at fair value amounted to $245.6 million and net receivables from brokers, dealers and other due within 30 days totaled $811.3 million. In addition, we held $12.7 million of total cash in restricted or segregated bank or clearing broker accounts at March 31, 2006. In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

Securities owned include trading securities, at fair value (mutual fund investments, common stock and warrants) and available-for-sale securities, at fair value. Available-for-sale securities, at fair value, include shares received as part of the NYSE transaction which have sales restrictions (as discussed in “Critical Accounting Policies and Estimates”).

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should generally yield higher returns without significant effect on risk. As of March 31, 2006, we had investments in limited partnerships totaling $11.0 million, all of which were invested in marketable securities.

Operating Activities

Cash flows provided by operating activities were $20.4 million in First Quarter 2006 as compared to $25.4 million in First Quarter 2005. The $5.0 million decrease was primarily attributable to changes in working capital offset by significantly higher earnings.

Investing Activities

Net cash used in investing activities primarily reflects (i) our 2006 acquisitions of Macgregor and Plexus and (ii) investments in premises and equipment and capitalizable software development projects.

Financing Activities

Net cash provided by financing activities primarily reflects the $200.0 million term loan financing used for the Macgregor and Plexus Acquisitions (see Note 10, “Long Term Debt”, to the condensed consolidated financial statements and “Loan Facilities” below), partially offset by an $8.0 million principal repayment. The principal repayment included a mandatory prepayment of $0.5 million related to the cash proceeds received from the NYSE Transaction in addition to our scheduled repayment. Financing activities also reflects cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation and the related excess tax benefit of $1.1 million.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our brokerage subsidiaries are required to maintain at all times at least the minimum level of new capital required under Rule 15c3-1. At March 31, 2006, ITG Inc., AlterNet, ITG Execution Services and Blackwatch had net capital of $67.4 million, $3.0 million, $1.0 million and $3.0 million, respectively, of which $67.2 million, $2.9 million, $1.0 million and $2.9 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European, Hong Kong and Japanese operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2005 of approximately $13.9 million, $4.8 million, $6.0 million, $9.8 million and $6.4 million, respectively.

Loan Facilities

In connection with the Macgregor and Plexus Acquisitions on January 3, 2006, we entered into a credit agreement with several banks (the “Credit Agreement”) which provided a five-year term loan of $200 million (“Term Loan”) to finance a portion of the purchase price. The Credit Agreement also provides an available $25 million revolving credit facility (“Revolving Loan”) that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have not borrowed any funds under the Revolving Loan. The current borrowings under the Term Loan will bear interest based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus a 1.25% margin. Our fixed charges (principal repayment and interest) on the Term Loan are projected to be approximately $42 million for 2006, however this estimate would be affected by changes in LIBOR, mandatory prepayments and our interest rate hedging activities. We will also pay a commitment fee of 0.30% per year on the average daily amount of the unused commitment of the Revolving Loan.

Pursuant to the terms of the Credit Agreement, we are required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Pursuant to the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fix our interest rate on one-half of the outstanding Term Loan principal at 5.064% (plus a 1.25% margin) for a period of three years.

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

Subsequent Events

In April 2006, we sold our 50% interest in our Canadian joint venture with IRESS Market Technology Limited (“IRESS”) to IRESS for CAD$9,500,000 (approximately US$8.3 million) resulting in a gain of approximately US$5.4 million on a pretax basis and $3.4 million on an after-tax basis.

On April 27, 2006, the NYSE Group, Inc. filed Amendment No. 3 to its registration statement on Form S-1 in contemplation of a public offering of 25 million shares of its common stock (subject to a 15% increase due to over-allotments). Based on the information set out in such registration statement, ITG will sell 89,433 shares (subject to an increase of up to 15% if the full over-allotment option is exercised) of NYX Shares if such offering occurs.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $122.9 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $122.9 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of March 31, 2006, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at our Hoenig division. Except for the below, there has been no significant change to such arrangements and obligations since December 31, 2005. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2005.

In connection with the Macgregor and Plexus acquisitions, we assumed certain lease and sublease agreements for office space. Minimum future rental commitments under non-cancelable operating leases related to these acquisitions are as follows (dollars in millions):

2007	2008	2009	2010	2011
$2.1	$2.1	$2.0	$1.5	$0.6

Critical Accounting Policies and Estimates

Except as described below, there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2006, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Change in Accounting Estimate

Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software (which is amortized on a straight-line basis) from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. In accordance with SFAS No. 154, the change in life has been accounted for as a change in accounting estimate on a prospective basis from January 1, 2006.

As a result of the change in the estimated life of capitalized software, pretax income was $0.9 million higher, net income was $0.6 million higher and net income per diluted share was $0.01 higher for the quarter ended March 31, 2006.

Fair Value

We owned two NYSE memberships which have been accounted for under the adjusted cost method since its inception. As part of the NYSE transaction, ITG received in exchange for its memberships, a $1.0 million cash dividend and 157,202 shares of NYSE Group common stock. The NYX Shares are subject to a three-year restriction on transfer which will be removed in equal one-third installments on March 7, 2007, 2008 and 2009. The carrying value of the shares on March 31, 2006 was $9.9 million of which $4.0 million is classified as available-for sale securities and $5.9 million is classified as investments in the Condensed Consolidated Statements of Financial Condition.

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our forecasted interest payments that we believe are probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. The fair value of our interest rate swaps is estimated based upon forward interest rate settings and approximates the discounted net cash flow which would have been realized if the contracts had been closed at the balance sheet date.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our annual report filed on Form 10-K (Item 7A) for the year ended December 31, 2005. There has been no material change in this information.

Item 4. Controls and Procedures

As of the end of the period covered in this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We have begun incorporating Macgregor’s operations into our system of internal controls over financial reporting. This work will continue throughout 2006.

PART II. -      OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

We have received letters from the National Association of Securities Dealers, Inc. as part of what we understand to be an industry investigation relating to gifts and gratuities. In addition, we have received a subpoena from the Securities and Exchange Commission similarly seeking information concerning gifts and entertainment involving a mutual fund company. We believe that other broker-dealers have received similar subpoenas. These investigations are ongoing and we cannot predict their potential outcomes.

Item 1A. Risk Factors

Please see our annual report filed on Form 10-K (Item 1A) for the year ended December 31, 2005. There has been no material change in this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2004, our Board of Directors authorized the repurchase of five million shares of our common stock and we have two million shares remaining for repurchase under such authorization. During the first quarter of 2006, we did not repurchase any shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2006.

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant