Form 10-Q
period 2006-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2006-08-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended June 30, 2006

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

As of August 1, 2006, the Registrant had 43,366,461 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, Access Plexus, activePeg, AsiaPOSIT, Channel ITG, Compalert, EuroPOSIT, Horizon Smartserver, Hoenig, ITG ACE, ITG Australia, ITG Japan, ITG Logic, ITG/Opt, ITG/Risk, ITG Web Access, Macgregor, Macgregor University, Obsessed with the Optimization of Trading, Plexus Group, POSIT, QuantEX, ResRisk, ResRisk+, RouteNet, RuleExpert, SmartServer, SPI, SmartServer, TCA, The Future of Trading, TransPort, TriAct, Triton, Unite and Conquer, VWAP and Smartserver are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. AlterNet, Best Execution, Block Alert, DarkServer, DarkServer Inside, Hoenig, ITG Dark Algorithms, Horizon Smartserver, Logic, Macgregor XEC, Macgregor XIP, Macgregor Financial Network, Macgregor Enterprise Compliance, Plexus Plan Sponsor Group, Plexus Alpha Capture, Plexus Broker Monitor, Plexus Sponsor Monitor, POSIT Alert, POSIT Match, POSIT Now, Radical, TCM and Where Risk Control Meets Cost Control are trademarks or servicemarks of the Investment Technology Group, Inc. companies

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Our Results of Operations—in our Annual Report on Form 10-K for the year ended December 31, 2005, which you are encouraged to read. Our 2005 Annual Report to Shareholders and Form 10-K are also available through our website at http://www.itg.com/investor.

PART I. -       FINANCIAL INFORMATION

Item 1.    Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$270,506	$261,044
Cash restricted or segregated under regulations and other	14,289	7,007
Securities owned, at fair value	6,628	6,017
Receivables from brokers, dealers and other, net	1,019,165	485,012
Investments	9,207	10,628
Premises and equipment, net	27,865	22,292
Capitalized software, net	21,801	12,780
Goodwill	401,108	176,773
Other intangibles, net	30,538	12,173
Deferred taxes	12,717	7,972
Other assets	11,951	14,636
Total assets	$1,825,775	$1,016,334

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$159,970	$109,442
Payables to brokers, dealers and other	937,158	435,141
Securities sold, not yet purchased, at fair value	680	91
Income taxes payable	9,747	9,354
Long term debt	175,100	—
Total liabilities	1,282,655	554,028

Commitments and contingencies
Stockholders’ Equity

Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 51,419,727 and 51,390,027 shares issued at June 30, 2006 and December 31, 2005, respectively and 43,349,110 and 42,773,651 shares outstanding at June 30, 2006 and December 31, 2005, respectively	514	514
Additional paid-in capital	186,980	175,600
Retained earnings	496,906	442,647
Common stock held in treasury, at cost; 8,070,617 and 8,616,376 shares at June 30, 2006 and December 31, 2005, respectively	(152,427)	(162,735)
Accumulated other comprehensive income (net of tax)	11,147	6,280
Total stockholders’ equity	543,120	462,306
Total liabilities and stockholders’ equity	$1,825,775	$1,016,334

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Commissions	$125,904	$95,688	$243,482	$183,221
Recurring	18,206	2,260	35,870	4,773
Other	9,449	4,234	20,449	5,850
Total revenues	153,559	102,182	299,801	193,844

Expenses:
Compensation and employee benefits	50,749	37,731	102,726	71,312
Transaction processing	19,738	14,013	37,581	28,297
Occupancy and equipment	9,586	7,220	18,069	14,473
Telecommunications and data processing services	7,702	4,935	14,597	9,800
Other general and administrative	15,347	10,773	29,255	20,241
Interest expense	3,157	—	6,180	—
Total expenses	106,279	74,672	208,408	144,123
Income before income tax expense	47,280	27,510	91,393	49,721
Income tax expense	19,428	10,070	37,134	19,045
Net income	$27,852	$17,440	$54,259	$30,676

Earnings per share:
Basic	$0. 64	$0.41	$1.26	$0.73
Diluted	$0. 63	$0.41	$1.23	$0.73

Basic weighted average number of common shares outstanding	43,304	42,040	43,153	42,025
Diluted weighted average number of common shares outstanding	44,265	42,204	44,034	42,183

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2006

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2006	$—	$514	$175,600	$442,647	$(162,735)	$6,280	$462,306
Issuance of common stock for the employee stock option plan (440,613 shares) and the employee stock unit award plan (105,146 shares)	—	—	7,310	—	10,308	—	17,618
Issuance of common stock for the employee stock purchase plan (29,700 shares)	—	—	642	—	—	—	642
Stock-based compensation	—	—	3,428	—	—	—	3,428
Comprehensive income:
Net income	—	—	—	54,259	—	—	54,259
Other comprehensive income (net of tax):
Currency translation adjustment	—	—	—	—	—	4,399	4,399
Unrealized holding gain on securities available-for-sale	—	—	—	—	—	158	158
Reclassification adjustment for gain on securities available-for-sale	—	—	—	—	—	(158)	(158)
Unrealized gain on hedging activities	—	—	—	—	—	468	468
Comprehensive income							59,126
Balance at June 30, 2006	$—	$514	$186,980	$496,906	$(152,427)	$11,147	$543,120

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from Operating Activities:
Net income	$54,259	$30,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,873	10,288
Deferred income tax expense benefit	8,620	1,439
Provision for doubtful accounts	648	36
Stock-based compensation	3,428	1,211
Gain on investments	(6,908)	(428)
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(6,921)	(1,765)
Securities owned, at fair value	(611)	(2,208)
Receivables from brokers, dealers and other, net	(482,873)	(401,274)
Accounts payable and accrued expenses	20,595	17,594
Payables to brokers, dealers and other	463,252	411,845
Securities sold, not yet purchased, at fair value	584	275
Income taxes payable	1,998	(5,017)
Excess tax benefit from share based payment arrangements	(1,606)	—
Other, net	1,807	637
Net cash provided by operating activities	66,145	63,309
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(242,091)	(99,561)
Proceeds from sale of investments	11,134	34,731
Capital purchases	(8,835)	(2,533)
Capitalization of software development costs	(11,965)	(5,325)
Net cash used in investing activities	(251,757)	(72,688)

Cash flows from Financing Activities:
Proceeds from debt incurred	200,000	—
Payments on debt	(24,900)	—
Excess tax benefit from share based payment arrangements	1,606	—
Common stock issued	16,654	3,580
Net cash provided by financing activities	193,360	3,580

Effect of exchange rate changes on cash and cash equivalents	1,714	(1,706)
Net decrease in cash and cash equivalents	9,462	(7,505)
Cash and cash equivalents - beginning of year	261,044	206,465
Cash and cash equivalents - end of period	$270,506	$198,960

Supplemental cash flow information
Interest paid	$8,691	$1,595
Income taxes paid	$27,013	$19,959

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, which commenced brokerage activities in September 2005, (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S. and subsequent to January 3, 2006, (9) ITG Solutions Network, Inc., a holding company for The Macgregor Group Inc. (“Macgregor”), a leading provider of trade order management technology for the financial community and Plexus Group, Inc. (“Plexus”), a provider of transaction cost analysis services.

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

With the acquisitions of Macgregor and Plexus in January 2006, we began to generate significant recurring revenues related to subscriptions. The subscription based revenues principally consist of revenues from our connectivity services, order management systems and our analytical products. As a result, we now report these revenues separately in our condensed consolidated statements of income as recurring revenue and certain reclassifications have been made to prior period amounts to conform to current period presentation. We recognize recurring revenue as it is earned.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software (which is amortized on a straight-line basis) from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, the change in life has been accounted for as a change in accounting estimate on a prospective basis from January 1, 2006. For the three months ended June 30, 2006 (“Second Quarter 2006”), this change in accounting estimate increased pre-tax income by $1.2 million, net income by $0.7 million, and diluted earnings per share by $0.01. For the six months ended June 30, 2006 (“First Half 2006”), this change in accounting estimate increased pre-tax income by $2.3 million, net income by $1.3 million, and diluted earnings per share by $0.03.

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

(2) Cash Restricted or Segregated under regulations and other

Cash restricted or segregated under regulations and other represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of Hoenig stockholders, (iii) a segregated account maintained by ITG Inc.’s clearing broker on behalf of its customers under certain directed brokerage arrangements, (iv) funds relating to the securitization of a letter of credit supporting a Macgregor lease and (v) funds on deposit for European trade settlement activity.

(3) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Corporate stocks	$992	$450	$680	$91
Mutual funds	5,636	5,567	—	—
Total	$6,628	$6,017	$680	$91

In March 2006, we received common stock in the NYSE Group, Inc. (the “NYX Shares”) from the distribution of consideration in connection with the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (the “NYSE Merger”). These shares were received in exchange for the two exchange membership seats that were owned by our broker-dealer subsidiary and were originally subject to a three year restriction on sale which expired annually in equal one-third tranches. We originally classified one-third of the total NYX Shares received as available-for-sale securities as they contained a sale restriction expiring on March 7, 2007, and two-thirds of the total NYX Shares received as investments at cost as they contained sale restrictions expiring on March 7, 2008 and 2009. However, in May 2006, the NYSE Group, Inc. completed a secondary public offering of 25 million shares of its common stock, which allowed us to sell all of the shares that we previously classified as available-for-sale, as well as a portion of the shares that we had classified as investments at cost. As a result of the sale of these NYX Shares, we recorded a gain of approximately $80,000 (including selling costs) in Second Quarter 2006. There were no securities classified as available-for-sale at either June 30, 2006 or December 31, 2005.

(4) Investments

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost which are summarized as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Investments in limited partnerships	$6,170	$10,628
Investments at cost	3,037	—
Total	$9,207	$10,628

Investments at cost consists of the remaining portion of the NYX Shares which may not be sold until March 7, 2008 and March 7, 2009, as described in Note 3, “Securities Owned and Sold, Not Yet Purchased”, above. We will periodically assess the cost basis of the investment to determine other than temporary impairment.

(5) Stock-Based Compensation

At June 30, 2006, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 17, “Employee and Non Employee Director Stock and Benefit Plans”, in our Annual Report on Form 10-K for the year ended December 31, 2005.

We began to account for stock based awards in accordance with the fair value method prescribed by SFAS 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (collectively “SFAS 123”) on January 1, 2003. We adopted the prospective method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock based awards granted for fiscal 2003 and future years over the related service period. Stock based awards granted prior to fiscal 2003 were accounted for under the intrinsic value method prescribed by APB No. 25. Accordingly, under SFAS 123 no compensation expense was recognized prior to January 1, 2006 for stock based awards granted prior to fiscal 2003.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Since we had previously accounted for stock-based compensation plans under SFAS 123 adoption did not have a significant impact on our financial position or results of operations. Under the modified prospective transition method of adoption, compensation expense recognized during First Half 2006 includes: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003 based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred). The impact of adopting SFAS No. 123R was a $0.4 million and $0.8 million decrease in pre-tax income (including the benefit related to estimated forfeitures) for Second Quarter 2006 and First Half 2006, respectively, a $0.2 million and $0.5 million decrease in after-tax net income for Second Quarter 2006 and First Half 2006, respectively and a $0.01 decrease in diluted earnings per share for both the Second Quarter 2006 and First Half 2006.

Under SFAS 123R cash flows related to income tax deductions in excess of the compensation cost recognized on stock based awards exercised during the period presented (“excess tax benefit”) are classified in operating cash flows in the condensed consolidated statements of cash flows. In First Half 2006, we reclassified an excess tax benefit of $1.6 million related to equity awards exercised to cash flows from financing activities.

The following table displays pro forma information for the three months and six months ended June 30, 2005 (“Second Quarter 2005” and “First Half 2005”, respectively) as if the provisions of SFAS No. 123R had been adopted prior to January 1, 2006 (dollars in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$17,440	$30,676
Add:
Stock-based compensation expense included in reported net income, net of taxes ($344 for three months and six months ended June 30, 2005, respectively)	597	747
Deduct:
Total stock-based compensation expense determined under fair value based method, net of taxes ($545 for three months and six months ended June 30, 2005, respectively)	(943)	(1,423)
Net income, pro forma	$17,094	$30,000
Earnings per share:
Basic—as reported	$0.41	$0.73
Basic—pro forma	$0.41	$0.71
Diluted—as reported	$0.41	$0.73
Diluted—pro forma	$0.41	$0.71

Stock option plan

At June 30, 2006, we had a non-compensatory stock option plan for our employees. Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the “1994 Plan”), options to purchase 8,554,730 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging through June 2011. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted, but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

Under the 1994 Plan, in addition to time-based option awards, the Company is permitted to grant performance based stock options that vest, in whole or in part, on the third anniversary of the grant only if consolidated pre-tax profits of the Company reach certain levels. The option summary tables below include 100% of the options issued regardless of management’s estimate of the likelihood of achieving the performance metric. During 2006 no such options were granted.

In June 1995, the Board of Directors adopted the Non-Employee Directors’ Plan. Through 2005, the Non-Employee Directors’ Plan generally provides for an annual grant to each non-employee director of an option to purchase 6,141 shares of Common Stock. In addition, the Non-Employee Directors’ Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of Common Stock. Stock options granted under the Non-Employee Directors’ Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options granted through January 21, 2003 became exercisable three months after the date of grant. All options granted subsequent to January 21, 2003 vest and become exercisable in equal installments on or about the first, second, and third anniversaries of the grant date. Stock options granted under the Non-Employee Directors’ Plan expire five years after the date of grant. A total of 557,050 shares of Common Stock are reserved for issuance under the Non-Employee Directors’ Plan.

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

Our net income for Second Quarter 2006 and First Half 2006 includes $1.1 million and $2.1 million, respectively, of compensation costs and approximately $0.5 million and $0.9 million, respectively, of income tax benefits related to our stock option plans. Our net income for Second Quarter 2005 and First Half 2005 includes $0.8 million and $0.9 million, respectively, of compensation costs and approximately $0.1 million and $0.3 million, respectively, of income tax benefits related to our stock option plans.

A summary of option activity under the plans for the three and six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	2,499,656	$24.97
Granted	—	—
Exercised	(363,615)	34.80
Forfeited	(120,518)	33.59
Outstanding at March 31, 2006	2,015,523	$22.68	2.54	$54.8
Granted	12,174	46.49
Exercised	(76,998)	35.21
Forfeited	(52,705)	27.79
Outstanding at June 30, 2006	1,897,994	$22.18	2.42	$58.0
Exercisable at June 30, 2006	726,683	$28.25	1.30	$16.4

The following tables summarize information about stock options outstanding at June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$1,498	$—	$5,448	$—
Total grant date fair value of stock awards vested during period	248	221	304	221
Weighted average grant date fair value of stock options granted during period, per share	17.74	7.25	17.74	7.12

As of June 30, 2006, there was $3.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized ratably over a weighted average period of 1.6 years.

We measure the fair value of each stock option grant at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk free interest rate	5.1%	3.8%	5.1%	3.8%
Average expected life (years)	4.00	4.00	4.00	4.00
Expected volatility	40%	40%	40%	40%
Expected dividend yield	0%	0%	0%	0%

The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility considered historical volatility, implied volatility, regular external or price observations and other factors deemed appropriate. Expected dividend is based upon our current dividend rate.

Cash received from stock option exercises for Second Quarter 2006 and First Half 2006 was $2.7 million and $15.4 million, respectively. The income tax benefits from stock option exercises totaled approximately $0.5 million and $1.6 million for the three months and six months ended June 30, 2006, respectively. Stock option exercises are settled from issuance of common shares held in treasury, to the extent available.

Restricted Shares

Under the 1994 Plan, the Company is permitted to grant Restricted Share awards. Restricted shares were granted to certain employees that either vest solely upon continued employment through the third anniversary of the grant or cliff vest after three years in whole or in part only if the consolidated cumulative pre-tax profits of the Company reach certain levels (i.e. performance restricted stock). Accordingly, not all restricted stock awarded will vest and be delivered. We recognize stock based compensation expense over the vesting period of the awards based upon the market value of the awards on the date of grant.

Our net income for Second Quarter 2006 includes $0.6 million of compensation costs and $0.2 million of income tax benefits related to our restricted stock plan. Our net income for Second Quarter 2005 includes $0.1 million of compensation costs and approximately $44,000 of income tax benefits related to our restricted stock plan.

Our net income for First Half 2006 includes $1.0 million of compensation costs and $0.4 million of income tax benefits related to our restricted stock plan. Our net income for First Half 2005 includes $0.2 million of compensation costs and approximately $88,000 of income tax benefits related to our restricted stock plan.

As of June 30, 2006, there was $4.4 million of total unrecognized compensation cost related to grants under our restricted stock plan. These costs are expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested under this plan during the three months and six months ended June 30, 2006 was zero as no shares vested during these periods.

A summary of activity under the restricted stock plan for the three and six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	231,257	$22.12
Granted	22,390	38.93
Vested	—	—
Forfeited	(5,200)	15.91
Nonvested at March 31, 2006	248,447	$23.76
Granted	27,793	45.91
Vested	—	—
Forfeited	(7,457)	22.74
Nonvested at June 30, 2006	268,783	$26.08

ITG Stock Unit Award Program

Effective January 1, 1998, selected members of senior management and key employees participated in the Stock Unit Award Program (“SUA”), a mandatory tax-deferred compensation program established under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation. Each participant is automatically granted units 15 days following the end of each calendar quarter based on participant’s actual or assigned compensation reduction.

Effective January 1, 2006, the SUA was amended to make participation in the plan among eligible participants (employees earning total compensation per annum of $200,000 and greater) elective, rather than mandatory. In addition, beginning January 1, 2006, the plan deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company’s common stock equal in value to 120% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares distributed in whole on the third anniversary of the deferral. The excess match (representing the excess 20%, effective January 2006) is contingent only on employment with the Company and vests on the third anniversary of the match. (Prior to January 1, 2006, the excess matching was at 30%, one-half of which vested on the third anniversary of the match, with the remaining one-half vesting on the sixth anniversary of the match).

We included the participants’ 100%, fully vested deferral in compensation expense. The compensation cost related to the excess matching is recognized over the three year vesting period based on the market value of the shares on the day of grant. A summary of activity under the SUA for Second Quarter 2006 and First Half 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	904,488	$18.11
Granted	134,015	36.33
Vested	(74,463)	22.40
Forfeited	(2,947)	23.85
Nonvested at March 31, 2006	961,093	$20.30
Granted	19,370	49.36
Vested	(83,070)	14.63
Forfeited	(187)	36.32
Nonvested at June 30, 2006	897,206	$21.45

Our net income for Second Quarter 2006 includes $0.2 million of additional compensation costs (relating to a pro rata portion of all unvested excess Stock Unit Award matches) as well as related income tax benefits of approximately $0.1 million. Likewise, our net income for Second Quarter 2005 includes $0.1 million of additional compensation costs and approximately $38,000 of related income tax benefits.

Our net income for First Half 2006 includes $0.4 million of additional compensation costs (relating to a pro rata portion of all unvested excess Stock Unit Award matches) as well as related income tax benefits of approximately $0.2 million. Likewise, our net income for First Half 2005 includes $0.2 million of additional compensation costs and approximately $0.1 million of related income tax benefits.

As of June 30, 2006, there was $3.0 million of total unrecognized compensation cost related to grants under our stock unit award program. These costs are expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested under this plan during the three months and six months ended June 30, 2006 was approximately $1.2 million and $2.9 million, respectively. Shares issued under the SUA program are from common shares held in treasury, to the extent available.

ITG Employee Stock Purchase Plan

We maintain the ITG Employee Stock Purchase Plan (“ESPP”), which is qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our Common Stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of SFAS 123R, the ESPP is compensatory. Our Second Quarter 2006 and First Half 2006 results include $0.1 million and $0.3 million, respectively, of compensation costs related to our ESPP. Our Second Quarter 2005 and First Half 2005 results included approximately $50,000 and $0.1 million, respectively, of compensation costs related to our ESPP. Shares distributed under the ESPP are newly issued shares.

(6) Acquisitions

On January 3, 2006, we acquired 100% of Macgregor for approximately $238.0 million, including acquisition costs and the final purchase price adjustment, which was determined in June 2006. The results of Macgregor’s operations have been included in the condensed consolidated financial statements since that date. The integration of the Macgregor order management system with ITG’s existing execution management systems is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. The following is a summary and allocation of the purchase price in the Macgregor acquisition (dollars in thousands):

Purchase price	$231,066
Acquisition costs	6,945
Total purchase price	$238,011

Cash	$6,918
Receivables from brokers, dealers and other, net	8,323
Other intangible	16,900
Deferred taxes	14,583
Accounts payable and accrued expenses	(5,597)
Other current liabilities	(8,584)
Other, net	4,049
Goodwill	201,419
Total purchase price	$238,011

The goodwill and intangible assets were assigned to our U.S. Operations segment and are not deductible for tax purposes. The intangible assets have a weighted average useful life of approximately 14.25 years, as the Macgregor trade name and computer software technology have useful lives of 12 years and customer relationships have a useful life of 18 years.

The following represents the summary unaudited pro forma condensed results of operations for the three and six months ended June 30, 2005 as if the Macgregor acquisition had occurred at the beginning of the period presented (dollars in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Total revenues	$112,158	$216,647
Net income	16,947	29,972
Basic earnings per share	$0.40	$0.71
Diluted earnings per share	$0.40	$0.71

The pro forma results are not necessarily indicative of what would have occurred if the Macgregor acquisition had been in effect for the periods presented, nor are they indicative of the results that will occur in the future.

On January 3, 2006, we acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The results of Plexus’ operations have been included in the condensed consolidated financial statements since that date. The combined offering of ITG’s TCA services with Plexus’ offerings provides clients with the most comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition allows for expansion of ITG’s related investment process consulting capabilities. The following is a summary and allocation of the purchase price in the Plexus acquisition (dollars in thousands):

Purchase price	$12,000
Acquisition costs	321
Total purchase price	$12,321

Cash	$1,824
Other intangibles	2,636
Other, net	(797)
Goodwill	8,658
Total purchase price	$12,321

The goodwill and intangible assets were assigned to our U.S. Operations segment. The goodwill is not deductible for tax purposes. Of the $2.6 million of acquired intangible assets, $1.1 million was assigned to the Plexus trade name and the intellectual property associated with the PAEG/L algorithm, which have indefinite useful lives. The remaining $1.5 million was assigned to a customer related intangible which has a useful life of 15 years.

The Macgregor and Plexus business combinations, accounted for under the purchase method, were recorded using management’s estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management’s final evaluation; therefore, the information above is subject to change pending the final allocation of purchase price.

On February 1, 2005, we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). In June 2006, ITG elected to accelerate the remainder of the contingent consideration payments, per the terms of the agreement, into a one-time payment to satisfy the future consideration obligation. Based upon the present value of our estimated future payments, we estimate this payment to be approximately $11.5 million. Payment is expected to be made in September 2006.

(7) Sale of Canadian Joint Venture

On April 8, 2004, we entered into a Canadian joint venture (the “Canadian Joint Venture”) with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia. As part of the joint venture agreement, we sold 50% of our interest in KTG, formerly a wholly-owned subsidiary, to IRESS and contributed our remaining 50% interest to the new joint venture, which continued to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology.

In April 2006, we sold our 50% interest in the Canadian Joint Venture to IRESS for CAD$9.5 million (approximately US$8.3 million) resulting in pre-tax and after-tax gains of approximately US$5.4 million and US$3.2 million, respectively, and contributing $0.07 to reported earnings per share for the quarter.

Our 50% interest in the joint venture was previously accounted for under the equity method of accounting.

(8) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
U.S. Operations	$366,761	$143,519	$29,365	$10,917
International Operations	34,347	33,254	1,173	1,256
Total	$401,108	$176,773	$30,538	$12,173

In 2006, we recorded approximately $201.4 million of goodwill related to the acquisition of Macgregor and approximately $8.7 million related to the acquisition of Plexus (See Note 6, “Acquisitions”).

Through June 2006 we recorded approximately $1.0 million in additional contingent purchase price consideration related to the February 1, 2005 acquisition of the of the 50% interest of the POSIT Joint Venture that we did not already own. In June 2006, ITG elected to accelerate the remainder of the contingent consideration payments, per the terms of the agreement, into a one-time payment to satisfy the future consideration obligation. Our estimated one-time payment obligation will be approximately $11.5 million based upon the present value of our estimated future payments and is included in goodwill.

During the six months ended June 30, 2006, no goodwill was deemed impaired and accordingly, no write-off was required.

We recorded intangible assets of approximately $19.5 million consisting of proprietary software, customer related intangibles, and the Macgregor and Plexus trade names as part of the Macgregor and Plexus acquisitions.

We amortize other intangibles over their respective estimated useful lives, which range from three to eighteen years. For the three months and six months ended June 30, 2006, we recognized intangible amortization expense of $0.6 million and $1.2 million, respectively.

(9) Receivables From and Payables to Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other (dollars in thousands):

	Receivables From		Payables To
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Customers	$921,786	$416,966	$614,572	$288,752
Clearing brokers and other	100,115	69,612	322,586	146,389
Allowance for doubtful receivables	(2,736)	(1,566)	—	—
Total	$1,019,165	$485,012	$937,158	$435,141

(10) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Accrued compensation and benefits	$38,833	$28,659
Accrued soft dollar research payables	28,889	23,439
Deferred compensation	21,837	21,085
Trade payables	15,732	10,465
POSIT payment obligation	11,990	475
Deferred revenue	11,570	3,076
Accrued transaction processing	7,092	5,806
Accrued telecom	2,953	1,833
Accrued rent	2,853	2,360
Other accrued expenses	18,221	12,244
Total	$159,970	$109,442

(11) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has not been drawn upon as of June 30, 2006. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying consolidated statement of financial condition and will be amortized to interest expense over the life of the loan.

At June 30, 2006, we had $175.1 million in outstanding debt under the Term Loan following scheduled principal payments of $14.6 million and required prepayments of $10.3 million. The prepayments relate to the terms of our credit facility, which include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the term loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2006	$14.2
2007	28.4
2008	38.0
2009	47.6
2010	46.9
$175.1

Interest expense on the credit facility, including amortization of debt issuance costs, totaled $6.2 million in First Half 2006.

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

(12) Financial Instruments and Derivative Contracts

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

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our forecasted interest payments that we believe are probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. During First Half 2006, the interest expense generated from these increased interest expense by approximately $37,000. Based on the current interest rate environment, approximately $246,000 of the after tax realized gain within accumulated other comprehensive income is expected to be reclassified in the next twelve months.

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

The following table summarizes our derivative and debt related financial instruments at June 30, 2006 and December 31, 2005 (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Long term debt	$(175,100)	—	$(175,100)	—
Interest rate swap	831	—	831	—

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30, 2006	June 30, 2005
Three Months Ended
Net income for basic and diluted earnings per share	$27,852	$17,440
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,304	42,040
Effect of dilutive securities	961	164
Average common shares used in diluted computation	44,265	42,204
Earnings per share:
Basic	$0.64	$0.41
Diluted	$0.63	$0.41

Six Months Ended
Net income for basic and diluted earnings per share	$54,259	$30,676
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,153	42,025
Effect of dilutive securities	881	158
Average common shares used in diluted computation	44,034	42,183
Earnings per share:
Basic	$1.26	$0.73
Diluted	$1.23	$0.73

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

	June 30, 2006	June 30, 2005
Three months ended	5	2,385
Six months ended	13	2,481

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the six-month period ended June 30, 2006 are as follows (dollars in thousands):

	Before Tax	Tax (Expense)/ Benefit	After Tax
Currency translation adjustment	$10,679	$—	$10,679
Unrealized holding gain on securities, available-for-sale	281	(123)	158
Less: Reclassification adjustment for gains included in net income, net of income taxes	(281)	123	(158)
Unrealized gain on hedging activities	831	(363)	468
Total	$11,510	$(363)	$11,147

Unrealized holding gains on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE merger on March 9, 2006. All of these shares were sold in May 2006, as described in Note 3, “Securities Owned and Sold, Not Yet Purchased”, above.

(15) Related Party Transactions

Prior to the IRESS Sale, we contracted with KTG to provide both ITG Canada and ITG Inc. with equity trading systems, market data, and destination/market connectivity. For the six-months ended June 30, 2006 ITG Canada paid approximately $0.2 million for these services. ITG Canada and ITG Inc. paid approximately $0.8 million and $121,000, respectively for the same services in for the fiscal year 2005. Additionally, ITG Canada charged the Canadian Joint Venture approximately $218,000 for the fiscal year 2005 for facilities and managed services. ITG Canada did not provide the Canadian Joint Venture with either of these services during 2006.

(16) Net Capital Requirements

ITG Inc., AlterNet, ITG Execution Services and Blackwatch are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Execution Services and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 each for ITG Execution Services and Blackwatch, or 6 2/3% of aggregate indebtedness.

At June 30, 2006, ITG Inc., AlterNet, ITG Execution Services and Blackwatch had net capital of $70.6 million, $3.2 million, $0.9 million and $3.5 million, respectively, of which $70.3 million, $3.1 million. $0.9 million and $3.4 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European, Hong Kong, and Japanese operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2006 of approximately $14.2 million, $2.4 million, $12.4 million, $7.3 million, and $6.1 million, respectively.

As of June 30, 2006, ITG Inc. on behalf of its Hoenig division, held a $2.9 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(17) Segment Reporting

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” in our annual report on Form 10-K for the year ended December 31, 2005. Intersegment transactions that occur are based on specific criteria or approximate market prices. We allocate resources to and evaluate performance of our reportable segments based on income before income tax expense.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended June 30, 2006
Total revenues	$120,022	$33,537	$153,559
Income before income tax expense	39,681	7,599	47,280
Capital purchases	2,697	1,003	3,700

Three Months Ended June 30, 2005
Total revenues	$79,240	$22,942	$102,182
Income before income tax expense	25,526	1,984	27,510
Capital purchases	856	845	1,701

Six Months Ended June 30, 2006
Total revenues	$238,293	$61,508	$299,801
Income before income tax expense	80,940	10,453	91,393
Identifiable assets	751,830	1,073,945	1,825,775
Capital purchases	7,328	1,507	8,835

Six Months Ended June 30, 2005
Total revenues	$148,762	$45,082	$193,844
Income before income tax expense	45,808	3,913	49,721
Identifiable assets	403,096	633,854	1,036,950
Capital purchases	1,436	1,097	2,533

Assets held by our U.S. operations increased substantially as a result of the goodwill and intangible assets that were recorded in relation to the Macgregor and Plexus acquisitions.

(18) Recent Accounting Pronouncements

In June 2006, the EITF ratified a consensus with respect to EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer, but is not limited to sales, use, value added and some excise taxes. EITF 06-3 permits the presentation of sales and other taxes on either a gross (included in revenues and costs) or net (excluded from revenues) basis. Such presentation is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosures of Accounting Policies.”  If reported on a gross basis, the amount of any such taxes should be disclosed in interim and annual financial statements. EITF 06-3 is effective for interim and annual financial periods beginning after December 15, 2006. We do not expect to change our presentation of sales and other taxes, which is currently on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective January 1, 2007. We are currently in the process of evaluating the impact, if any, that the adoption of FIN 48 will have on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have two reportable segments: U.S. Operations and International Operations. Our U.S. Operations segment provides equity trading, trade order management and research services to institutional investors, plan sponsors, brokers and alternative investment funds and money managers in the U.S. while our International Operations segment includes our brokerage businesses in, Canada, Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as our research facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Asia. Commission revenues are generated by orders delivered to us from our “front-end” software products as well as other vendors’ front-ends and direct computer-to-computer links to customers. We also generate significant recurring revenues which are largely fee or subscription based rather than transaction based and are therefore significantly less sensitive to fluctuations in the level of trading activity. During First Half 2006, we enhanced the recurring portion of our product revenue mix to 12%, as compared with less than 3% during First Half 2005, through our acquisitions of Macgregor and Plexus.

Acquisitions

On January 3, 2006, we acquired 100% of Macgregor for approximately $238.0 million, including acquisition costs. The integration of the Macgregor order management system with ITG’s existing execution management systems is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum and in June 2006, we delivered the first integrated product (a bundled offering of ITG’s TCA and Macgregor’s XIP) to market. This acquisition was partially financed with debt (as discussed in Note 11 to the condensed consolidated financial statements and in “Liquidity and Capital Resources” below).

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

On February 1, 2005 we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). As a result of the POSIT transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture. In June 2006, ITG elected to accelerate the remainder of the contingent consideration payments, per the terms of the agreement, into a one-time payment to satisfy the contingent consideration obligation. Based upon the present value of our estimated future payments, we estimate this payment to be approximately $11.5 million. Payment is expected to be made in September 2006.

Executive Summary

In Second Quarter 2006 our consolidated revenues increased 50% to $153.6 million, while our operating expenses grew 42% to $106.3 million as compared to Second Quarter 2005. Our reported net income for Second Quarter 2006 was $27.9 million, or $0.63 per diluted share, as compared to $17.4 million, or $0.41 per diluted share, in Second Quarter 2005. Pre-tax margins were 30.8% of revenues in Second Quarter 2006 as compared with 26.9% of revenues in Second Quarter 2005.

Our reported Second Quarter 2006 results reflect a gain of $5.4 million (“the IRESS Gain”) related to the sale of our 50% interest in our Canadian Joint Venture to IRESS for CAD $9.5 million (approximately US$8.3 million) in April 2006 (“the IRESS Sale”), as described in Note 7, “Sale of Canadian Joint Venture”, above. In addition, in May 2006 we sold a portion of the NYX Shares that we received as part of the NYSE Merger in the first quarter of 2006, (collectively referred to as the “NYSE Transaction”), resulting in a gain of approximately $80,000 in Second Quarter 2006 (as described in Note 3, “Securities Owned and Sold, Not Yet Purchased”). During the three months ended March 31, 2006 (“First Quarter 2006”), we recorded $7.8 million in pre-tax income, $4.9 million in after-tax income and increased reported earnings per share by $0.11 related to the NYSE Transaction. The impact of the Second Quarter 2006 non-recurring items was a $5.5 million increase in pre-tax income, an approximately $3.2 million increase in after-tax net income and approximately $0.07 increase in reported diluted earnings per share for the quarter.

For comparative purposes, our Second Quarter 2005 results included an unrealized gain of $2.7 million, representing the change in the carrying value of shares of common stock that we owned in Archipelago Holdings Inc., following its August 2004 initial public offering. This increased after-tax net income by $1.6 million and reported earnings per share $0.03.

While there continues to be pricing pressure in the U.S. equity markets, the market environment for our U.S. Operations improved during Second Quarter 2006 compared to the prior year. In this environment, we experienced strong volume growth as well as increased market share. Overall market volumes increased 23% on the NYSE and 21% on NASDAQ, while ITG U.S. volumes were up 53%, outpacing the market. Sequentially, daily trading volumes increased 5% at NYSE and 1% at NASDAQ in Second Quarter 2006 versus First Quarter 2006, while ITG’s U.S. daily volumes increased 15% over the same period.

Market volatility picked up slightly as measured by the VIX index (CBOE Volatility Index). Program trading as a percentage of NYSE-traded volume continued to rise, averaging 64.5% of NYSE volume and 32.4% of combined NYSE-Arca volume. This increase in program trading further intensified the competition for execution-only commissions, with the remainder of order flow allocated for fundamental research commitments to full service brokers or soft dollar obligations. In this environment, strong performances from our POSIT suite of crossing products, algorithmic trading products and direct market access products drove our U.S. revenue growth to 30%, excluding the impact of the Macgregor and Plexus acquisitions. Including these acquisitions, U.S. revenue grew 51%.

Total International revenues for Second Quarter 2006 increased $10.6 million, or 46%, versus Second Quarter 2005 to $33.5 million reflecting strong volume growth in Canada, which grew revenues by $9.3 million (including the $5.4 million IRESS gain). Our Asian Pacific business also experienced substantial growth as total revenues increased 35%. The overall increase included a $1.1 million gain from exchange rate fluctuation primarily as a result of the stronger Canadian Dollar (relative to the U.S. Dollar), partially offset by somewhat weaker currency comparisons in Europe and Australia.

The International Operations as a whole posted a pre-tax profit of $7.6 million, which includes the $5.4 million IRESS Gain.

Results of Operations — Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

U.S. Operations

	Three Months Ended June 30,
Dollars in thousands	2006	2005	Change	% Change
Revenues
Commission	$100,975	$75,549	$25,426	34
Recurring	17,432	2,108	15,324	727
Other	1,615	1,583	32	2
Total revenues	120,022	79,240	40,782	51

Expenses
Compensation and employee benefits	39,574	28,135	11,439	41
Transaction processing	11,928	7,839	4,089	52
Other expenses	25,682	17,740	7,942	45
Interest expense	3,157	—	3,157	100
Total expenses	80,341	53,714	26,627	50
Income before income tax expense	$39,681	$25,526	$14,155	55

Revenues from U.S. Operations of $120.0 million increased 51% compared to Second Quarter 2005 (which included a $2.7 million gain on our investment in Archipelago Holdings common stock). Excluding revenues generated by the Macgregor and Plexus acquisitions, revenues from U.S Operations grew 30% to $103.3 million. Second Quarter 2006 revenues also included $0.1 million related to the sale of a portion of our NYX Shares (as discussed in “Executive Summary” above).

Commission revenues in Second Quarter 2006 included a strong performance across our entire product spectrum, particularly from POSIT and our Direct Market Access products (formerly known as Client Site products). We benefited from strong growth in average daily share volumes (56%) in the quarter, as noted in the table below. Related transaction processing costs increased in line with share volume. Our trading volume growth has outpaced the 23% and 21% growth in volume on the NYSE and NASDAQ, respectively. Our average revenue per share declined due to a change in product mix where a greater percentage of executions occurred in our Direct Market Access and Algorithm products, as opposed to our Electronic Trading Desk, certain large portfolio trades that were competitively bid, and general market pricing pressure.

	Three Months Ended June 30,
U.S. Operations: Key Indicators	2006	2005	Change	% Change
Total trading volume (in billions of shares)	9.8	6.4	3.4	53
Trading volume per day (in millions of shares)	156.2	100.3	55.9	56
Commission revenues per trading day ($millions)	$1.60	$1.18	$0.42	36
Average revenue per share ($)	$0.0101	$0.0118	$(0.0017)	(14)
U.S. market trading days	63	64	(1)	(2)

Recurring revenues of $17.4 million were driven primarily by the acquisitions of Macgregor and Plexus and include subscription based revenues generated principally from our network connectivity services, order management systems, and our analytical products. Excluding the Macgregor and Plexus acquisitions, recurring revenues increased 39% to $2.9 million.

Total expenses increased $26.6 million or 50% compared to Second Quarter 2005. Excluding the expenses of Macgregor and Plexus (collectively $15.5 million), expenses from U.S Operations grew 21%.

U.S. compensation and employee benefits expense increased by $11.4 million, or 41% primarily reflecting higher headcount associated with the Macgregor and Plexus acquisitions (collectively $6.6 million), higher performance based compensation and employee benefits including bonuses, profit share plans and stock-based compensation. Also contributing to these costs was additional headcount related to new product development, sales and support. The related development costs were partially offset by increases in capitalizable salaries as new product development efforts have increased.

Interest expense reflects the cost of our borrowings to finance the acquisitions of Macgregor and Plexus, as discussed in Note 11 to the condensed consolidated financial statements and in “Liquidity and Capital Resources”.

Other expenses increased $7.9 million or 45%, of which $5.5 million relates to the 2006 Macgregor and Plexus acquisitions, which were not included in Second Quarter 2005 results. Also contributing to the growth in other expenses were (i) higher overall business activity, (ii) higher marketing costs related to our marketing/branding efforts, (iii) higher occupancy and communication costs, as we have added new facilities and capacity consistent with our growth strategy and expected market volume growth, (iv) higher consulting fees, primarily related to systems and new business development activities, and (v) higher recruiting costs. During First Quarter 2006, we changed our estimate of the useful life of our capitalized software from two years to three years resulting in lower software amortization expense of $1.1 million for the Second Quarter 2006 (see Note 1, “Organization and Basis of Presentation”, to the condensed consolidated financial statements and “Critical Accounting Policies and Estimates”), which partially offset these increases.

International Operations

	Three Months Ended June 30,
Dollars in thousands	2006	2005	Change	% Change
Commission Revenues
Europe	$10,531	$10,200	$331	3
Canada	9,431	6,207	3,224	52
Australia	2,078	2,412	(334)	(14)
Asia	2,889	1,320	1,569	119
Total commission revenues	24,929	20,139	4,790	24
Recurring revenues	774	151	623	413
Other revenues	7,834	2,652	5,182	195
Total revenues	33,537	22,942	10,595	46

Expenses
Compensation and employee benefits	11,175	9,596	1,579	16
Transaction processing	7,810	6,174	1,636	26
Other expenses	6,953	5,188	1,765	34
Total expenses	25,938	20,958	4,980	24
Income before income tax expense	$7,599	$1,984	$5,615	283

Commission revenues from International Operations increased $4.8 million, or 24% to $24.9 million, including a benefit from exchange rate fluctuations ($0.7 million). Excluding the foreign currency impact, we grew commission revenues $4.1 million or 20%. Other revenues include a gain of $5.4 million related the IRESS Sale, as described in Note 7, “Sale of Canadian Joint Venture”, above.

Our total expense growth was contained below the rate of revenue growth, however we did see a significant increase in transaction processing costs in Asia and Europe. In Asia we had growth in third party execution and settlement charges relating to the increased flow through Hong Kong into regional markets. In Europe we had a higher level of transactions in continental Europe (versus UK business, which has lower transaction costs). Compensation and employee benefits costs reflect higher headcount to support business growth, as well as higher performance related compensation such as bonuses. Other expenses include higher business development, consulting and telecommunications costs partially offset by lower software amortization expense, as we changed our estimate of the useful life of our capitalized software from two years to three years (see Note 1, “Organization and Basis of Presentation”, to the condensed consolidated financial statements and “Critical Accounting Policies and Estimates”).

Commission revenues in Europe grew 5% (excluding the impact of exchange rate fluctuations) as our newly introduced Direct Market Access products and our portfolio trading desk contributed strongly to growth. We have also seen considerable growth in Continental European equity executions over the same quarter last year. With the high growth in Continental European equity executions, we have experienced a higher level of transaction processing costs.

In Canada, despite an overall softening of commodity prices in Second Quarter 2006, both dollar value and volume traded on the resource heavy Toronto Stock Exchange (“TSX”) were up significantly compared to Second Quarter 2005. Dollar value traded on the TSX was up 48% while share volume increased 49%.

ITG Canada’s results for the quarter benefited from TSX volume increases, as total commission revenues of $9.4 million for the quarter were up 52% from last year, driven by a continued shift towards a higher proportion of commission revenues being generated from Direct Market Access products, as well as from the stronger Canadian Dollar (yielding a $0.9 million currency benefit). ITG Canada’s other revenues include a gain of $5.4 million related the IRESS Sale.

In the Asia Pacific region, our business has demonstrated continuing growth in Second Quarter 2006. We continued our strong start to the 2006 year in the region with the Hong Kong operation achieving revenue levels which were more than double the same period last year. Revenues in the Australian operations are slightly down compared to last year and our Japanese operation, which commenced brokerage activities in September 2005, remains in the start-up phase.

Overall our Asia Pacific revenues experienced a 35% increase, while expenses increased at a lower rate of 27% in Second Quarter 2006 over Second Quarter 2005. The majority of the revenue growth has come from the Hong Kong operations, as did the increase in expenses, as transaction processing reflects the increased business flow through Hong Kong into regional markets.

Income tax expense

The effective tax rate was 41.1% in Second Quarter 2006, compared to 36.6% in Second Quarter 2005. Our effective rate in Second Quarter 2005 was favorably impacted as a result of a $1.0 million reduction of a valuation allowance relating to the utilization of capital loss carry-forwards to offset capital gains. Additionally, Second Quarter 2006 experienced higher foreign losses in jurisdictions where we have not recorded a deferred tax benefit. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

U.S. Operations

	Six Months Ended June 30,
Dollars in thousands	2006	2005	Change	% Change
Revenues
Commission	$193,712	$143,963	$49,749	35
Recurring	34,650	4,583	30,067	656
Other	9,931	216	9,715	4,498
Total revenues	238,293	148,762	89,531	60

Expenses
Compensation and employee benefits	80,688	52,522	28,166	54
Transaction processing	21,668	16,233	5,435	33
Other expenses	48,817	34,199	14,618	43
Interest expense	6,180	—	6,180	100
Total expenses	157,353	102,954	54,399	53
Income before income tax expense	$80,940	$45,808	$35,132	77

Revenues from U.S. Operations of $238.3 million increased 60% compared to First Half 2005. Excluding revenues generated by the Macgregor and Plexus acquisitions, revenues from U.S Operations grew 38% to $205 million. First Half 2006 revenues also included $7.9 million related to the NYSE Transaction and the sale of a portion of our NYX Shares (as discussed in “Executive Summary” above).

Commission revenues in First Half 2006 included a strong performance across our entire product spectrum, particularly from POSIT, Triton and Radical. Our average revenue per share declined due to a change in product mix (where a greater percentage of executions occurred in our Direct Market Access and Algorithm products, as opposed to our Electronic Trading Desk), certain large portfolio trades that were competitively bid, and general market pricing pressure, however, we benefited from strong growth in average daily share volumes (49%), as noted in the table below. Related transaction processing costs increased at a lower level than share volume benefiting from lower execution costs and the cessation of POSIT royalty expenses, which were incurred in First Quarter 2005.

	Six Months Ended June 30,
U.S. Operations: Key Indicators	2006	2005	Change	% Change
Total trading volume (in billions of shares)	18.2	12.2	6.0	49
Trading volume per day (in millions of shares)	145.9	98.0	47.9	49
Commission revenues per trading day ($millions)	$1.55	$1.15	$0.40	35
Average revenue per share ($)	$0.0105	$0.0118	$(0.0013)	(11)
U.S. market trading days	125	125	—	—

The acquisitions of Macgregor and Plexus drove recurring revenues of $34.7 million, which consists of subscription based revenues generated principally from our network connectivity services, order management systems, our analytical products and consulting services. Excluding the Macgregor and Plexus acquisitions recurring revenues increased 21% to $5.5 million.

Other revenues increased $9.7 million in First Half 2006 and included $7.9 million related to the NYSE Transaction and the sale of a portion of our NYX Shares.

Total expenses increased $54.4 million or 53% compared to First Half 2005. Excluding the expenses of Macgregor and Plexus (collectively $32.7 million), expenses from U.S Operations grew 21%.

U.S. compensation and employee benefits expense increased by $28.2 million, or 54% primarily reflecting higher headcount associated with the Macgregor and Plexus acquisitions (collectively $15.3 million), higher performance based compensation and employee benefits including bonuses, profit share plans and stock-based compensation. Also contributing to these costs was additional headcount related to new product development, sales and support. The related development costs were partially offset by increases in capitalizable salaries as new product development efforts have increased.

Interest expense reflects the cost of our borrowings to finance the acquisitions of Macgregor and Plexus, as discussed in Note 11 to the condensed consolidated financial statements and in “Liquidity and Capital Resources”.

Other expenses increased $14.6 million or 43%, of which $10.9 million relates to Macgregor and Plexus acquisitions, which were acquired in the first quarter of 2006 and therefore not included in First Half 2005 results. Also contributing to the growth in other expenses were (i) higher business development costs related to our marketing/branding efforts, (ii) higher consulting fees, primarily related to systems and new business development activities, (iii) higher recruiting costs, and (iv) higher business activity. During First Quarter 2006, we changed our estimate of the useful life of our capitalized software from two years to three years resulting in lower software amortization expense of $2.0 million for the First Half 2006 (see Note 1, “Organization and Basis of Presentation”, to the condensed consolidated financial statements and “Critical Accounting Policies and Estimates”), which partially offset these increases.

International Operations

	Six Months Ended June 30,
Dollars in thousands	2006	2005	Change	% Change
Commission Revenues
Europe	$22,233	$19,851	$2,382	12
Canada	17,583	11,494	6,089	53
Australia	4,638	4,987	(349)	(7)
Asia	5,316	2,926	2,390	82
Total commission revenues	49,770	39,258	10,512	27
Recurring revenues	1,220	190	1,030	542
Other revenues	10,518	5,634	4,884	87
Total revenues	61,508	45,082	16,426	36

Expenses
Compensation and employee benefits	22,038	18,790	3,248	17
Transaction processing	15,913	12,064	3,849	32
Other expenses	13,104	10,315	2,789	27
Total expenses	51,055	41,169	9,886	24
Income before income tax expense	$10,453	$3,913	$6,540	167

Commission revenues from International Operations increased $10.5 million, or 27% to $49.8 million including exchange rate fluctuations resulting from the stronger Canadian Dollar (relative to the U.S. Dollar) partially offset by somewhat weaker currency comparisons in Europe and Australia. Excluding the foreign currency impact, we grew commission revenues $10.3 million or 26%. Other revenues include a gain of $5.4 million related the IRESS Sale, as described in Note 7, “Sale of Canadian Joint Venture”, above.

Expenses grew as a result of our increased business activities. Transaction processing costs increased in Asia and Europe. In Asia we had growth in third party execution and settlement charges relating to the increased flow through Hong Kong into regional markets. In Europe we had higher levels of transactions in continental Europe (versus UK business, which has lower transaction costs). Compensation and employee benefits costs reflect higher headcount to support business growth, particularly in Canada, as well as higher performance related compensation such as bonuses. Other expenses reflect higher business development, consulting and telecommunications costs.

In Europe, revenues grew 16% in First Half 2006 over First Half 2005 excluding the impact of exchange rate fluctuations. Our Direct Market Access products and our portfolio trading desk continued to contribute strongly to our growth. Continental European equity executions continue to increase, leading to higher transaction processing costs.

In Canada, dollar value traded on the Toronto Stock Exchange (“TSX”) was up 42% while share volumes increased 40% compared to the First Half 2005. As with the Second Quarter 2006, there was a strong correlation between TSX results and revenue production. Commission revenues, which included a currency benefit of $1.4 million, increased $6.1 million, or 53%, to $17.6 million in First Half 2006 while other revenues increased $4.8 million, as a result of a gain of $5.4 million related to the IRESS Sale, partially offset by a decrease in our inter-listed arbitrage trading.

Total revenues in our Asia Pacific region, driven by our Hong Kong operation, grew 30% in First Half 2006. Our Hong Kong operation showed a substantial increase in revenue of 85% over the same period last year, while revenues from our Australian operations had a slight decline (3%). The increase in revenue in Hong Kong has resulted in a significant increase in transaction processing costs reflecting the increased business flow through Hong Kong into regional markets. Our Japanese operation, which commenced brokerage activities in September 2005, is still in the start-up phase and has incurred $1.0 million in losses in First Half 2006.

Income tax expense

The effective tax rate was 40.6 % in First Half 2006, compared to 38.3% in First Half 2005. This rate increase reflects higher foreign losses in jurisdictions where we have not recorded a deferred tax benefit, while First Half of 2005 reflected a $1.0 million reduction of a valuation allowance relating to the utilization of capital loss carry-forward to offset capital gains. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our liquidity and capital resource requirements result from our working capital needs as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned, at fair value may include highly liquid, variable state and municipal obligations, mutual fund investments, common stock and warrants. At June 30, 2006, cash and cash equivalents and securities owned at fair value amounted to $277.1 million and net receivables from brokers, dealers and other due within 30 days totaled $1.0 billion. In addition, we held $14.3 million of total cash in restricted or segregated bank or clearing broker accounts at June 30, 2006. In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should generally yield higher returns without significant effect on risk. As of June 30, 2006, we had investments in limited partnerships totaling $6.2 million, all of which were invested in marketable securities.

Operating Activities

Cash flows provided by operating activities were $66.1 million in First Half 2006 as compared to $63.3 million in First Half 2005. The $2.8 million increase reflects significantly higher earnings, offset by changes in working capital (primarily due to a substantial increase in receivables).

Investing Activities

Net cash used in investing activities primarily reflects our 2006 acquisitions of Macgregor and Plexus, as well as, increased spending in premises and equipment and capitalizable software development projects, which reflect our investment in both infrastructure and our product portfolio.

Financing Activities

Net cash provided by financing activities primarily reflects the $200.0 million term loan financing used for the Macgregor and Plexus Acquisitions (see Note 11, “Long Term Debt”, to the condensed consolidated financial statements and “Loan Facilities” below), partially offset by a $24.9 million principal repayment. The principal repayment included mandatory prepayments of $10.3 million related to the cash proceeds received from the NYSE Transaction, the sale of a portion of our NYX Shares, and the IRESS Sale, in addition to our scheduled repayment. Financing activities also reflects cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation and the related excess tax benefit of $1.6 million.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our brokerage subsidiaries are required to maintain at all times at least the minimum level of new capital required under Rule 15c3-1. At June 30, 2006, ITG Inc., AlterNet, ITG Execution Services and Blackwatch had net capital of $70.6 million, $3.2 million, $0.9 million and $3.5 million, respectively, of which $70.3 million, $3.1 million, $0.9 million and $3.4 million, respectively, was in excess of required net capital.

In addition, our Canadian, Australian, European, Hong Kong and Japanese operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2006 of approximately $14.2 million, $2.4 million, $12.4 million, $7.3 million and $6.1 million, respectively.

Loan Facilities

In connection with the Macgregor and Plexus acquisitions on January 3, 2006, we entered into a credit agreement with several banks (the “Credit Agreement”) which provided a five-year term loan of $200 million (“Term Loan”) to finance a portion of the purchase price. The Credit Agreement also provides an available $25 million revolving credit facility (“Revolving Loan”) that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have not borrowed any funds under the Revolving Loan. The current borrowings under the Term Loan will bear interest based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus a 1.25% margin. Our fixed charges (principal repayment and interest) on the Term Loan are projected to be approximately $51 million for 2006, which includes the $10.3 million in mandatory principal payments made in First Half 2006; however, this estimate would be affected by changes in LIBOR, future mandatory prepayments and our interest rate hedging activities. We will also pay a commitment fee of 0.30% per year on the average daily amount of the unused commitment of the Revolving Loan.

Pursuant to the terms of the Credit Agreement, we are required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Pursuant to the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on one-half of the outstanding Term Loan principal at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan is hedged by the interest rate swap agreements.

The Credit Agreement also requires mandatory prepayments with the proceeds of certain offerings of capital stock, the incurrence of indebtedness, and sales of assets. We may also voluntarily prepay borrowings without premium or penalty. Following potential events of default by us (as specified in the Credit Agreement), the full amount of the borrowings may become immediately due.

Liquidity and Capital Resource Outlook

Historically, cash from operations has met all working capital and investment activity requirements, except for the Macgregor and Plexus Acquisitions, which required external financing, as described above. We believe that our cash flow from operations, existing cash balances and the available Revolving Loan will be sufficient to meet our operating cash, regulatory capital, and POSIT investment (as discussed in “Acquisitions” above) requirements, while also complying with the terms of the Credit Agreement.

Future Accounting Requirements

See Note 18, “Recent Accounting Pronouncements” for a discussion of future accounting requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $130.2 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $130.2 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of June 30, 2006, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at our Hoenig division. Except for the obligations below, there has been no significant change to such arrangements and obligations since December 31, 2005. For additional information, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations in our annual report on Form 10-K for the year ended December 31, 2005.

In connection with the Macgregor and Plexus acquisitions, we assumed certain lease and sublease agreements for office space. Minimum future rental commitments under non-cancelable operating leases related to these acquisitions are as follows (dollars in millions):

2007	2008	2009	2010	2011
$2.1	$2.1	$2.0	$1.5	$0.6

Critical Accounting Policies and Estimates

Except as described below, there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2006, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recurring Revenue

With the acquisitions of Macgregor and Plexus in January 2006, we began to generate significant recurring revenues related to subscriptions. The subscription based revenues principally consist of revenues from our connectivity services, order management systems and our analytical products. As a result, we now display these revenues separately in our condensed consolidated statements of income as recurring revenue and certain reclassifications have been made to prior period amounts to conform to current period presentation. We recognize recurring revenue as it is earned.

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

As a result of the change in the estimated life of capitalized software, pre-tax income was $1.2 million higher, net income was $0.7 million higher and net income per diluted share was $0.01 higher for Second Quarter 2006. For First Half 2006, pre-tax income was $2.3 million higher, net income was $1.3 million higher and net income per diluted share was $0.03 as a result of the accounting change.

Fair Value

We owned two NYSE memberships which were accounted for under the adjusted cost method since inception. As part of the NYSE Transaction in March 2006, ITG received in exchange for its memberships, a $1.0 million cash dividend and 157,202 shares of NYSE Group common stock. In May 2006 we sold a portion of the NYX Shares that we received as part of the NYSE Merger. The remaining 55,440 NYX Shares are subject to restrictions on transfer which will be removed on March 7, 2008 and 2009 (for 3,040 and 52,400 shares, respectively). The carrying value of the shares on June 30, 2006 was $3.0 million which is classified as investments in the condensed consolidated statements of financial condition.

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

Stock Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the vesting level of performance based options, amount of share-based awards that are expected to be forfeited, estimated term to exercise and volatility.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our annual report filed on Form 10-K (Item 7A) for the year ended December 31, 2005. There has been no material change in this information.

Item 4. Controls and Procedures

a)     Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act and this Quarterly Report on Form 10-Q.

b)    Changes in Internal Controls over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2004, our Board of Directors authorized the repurchase of five million shares of our common stock and we have two million shares remaining for repurchase under such authorization. During the six months ended June 30, 2006, we did not repurchase any shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

Date of the Meeting—May 9, 2006

Type of Meeting—Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

J. William Burdett
William I Jacobs
Timothy L. Jones
Raymond L. Killian, Jr.
Robert L. King
Maureen O’Hara
Brian J. Steck

At the meeting with respect to the election of the directors and ratification of the appointment of KPMG LLP as our independent auditors for the 2006 fiscal year, the votes were cast in the following manner:

Election of Directors:

Name	For	Withheld
J. William Burdett	39,847,340	304,633
William I Jacobs	38,572,193	1,579,780
Timothy L. Jones	39,847,198	304,775
Raymond L. Killian, Jr.	36,007,863	4,144,110
Robert L. King	38,663,093	1,488,880
Maureen O’Hara	39,842,946	309,027
Brian J. Steck	39,845,670	306,303

Ratification of the appointment of KPMG LLP as our independent auditors for the 2006 fiscal year:

Number of Shares
For	39,868,527
Against	276,734
Abstain	6,711
Non votes	1

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 9, 2006	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant