Form 10-Q
period 2006-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2006-11-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal period ended September 30, 2006

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

As of November 1, 2006, the Registrant had 43,589,088 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, Access Plexus, activePeg, AsiaPOSIT, Channel ITG, Compalert, EuroPOSIT, Horizon Smartserver, Hoenig, ITG ACE, ITG Australia, ITG Japan, ITG Logic, ITG/Opt, ITG/Risk, ITG Web Access, Macgregor, Macgregor University, Obsessed with the Optimization of Trading, Plexus Group, POSIT, QuantEX, ResRisk, ResRisk+, RouteNet, RuleExpert, SmartServer, SPI SmartServer, TCA, The Future of Trading, TransPort, TriAct, Triton, Unite and Conquer, and VWAP Smartserver are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. ACE Cost Curves, AlgoPortal, AlterNet, Best Execution, Block Alert, DarkServer, DarkServer Inside, ITG Algorithms, ITG Dark Algorithms,  Macgregor Financial Network, Macgregor Enterprise Compliance, Macgregor Post Trade, Macgregor Wealth Management,Macgregor XEC, Macgregor XIP, Plexus Plan Sponsor Group, Plexus Alpha Capture, Plexus Broker Edge Monitor, Plexus Sponsor Monitor, POSIT Alert, POSIT Match, POSIT Now, Radical, TCM and Where Risk Control Meets Cost Control are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Our Results of Operations—in our Annual Report on Form 10-K for the year ended December 31, 2005, which you are encouraged to read. Our 2005 Annual Report to Shareholders and Form 10-K are also available through our website at http://investor.itg.com.

PART I. -                     FINANCIAL INFORMATION

Item 1.    Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents	$281,659	$261,044
Cash restricted or segregated under regulations and other	23,746	7,007
Securities owned, at fair value	7,679	6,017
Receivables from brokers, dealers and other, net	1,219,628	485,012
Investments	9,279	10,628
Premises and equipment, net	28,901	22,292
Capitalized software, net	26,311	12,780
Goodwill	400,402	176,773
Other intangibles, net	29,952	12,173
Deferred taxes	12,427	7,972
Other assets	12,197	14,636
Total assets	$2,052,181	$1,016,334

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$163,991	$109,442
Payables to brokers, dealers and other	1,137,355	435,141
Securities sold, not yet purchased, at fair value	1,276	91
Income taxes payable	7,470	9,354
Long term debt	168,000	—
Total liabilities	1,478,092	554,028

Commitments and contingencies
Stockholders’ Equity

Preferred stock, par value $0.01; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized; 51,443,560 and 51,390,027 shares issued at September 30, 2006 and December 31, 2005, respectively and 43,567,086 and 42,773,651 shares outstanding at September 30, 2006 and December 31, 2005, respectively	514	514
Additional paid-in capital	192,794	175,600
Retained earnings	518,515	442,647
Common stock held in treasury, at cost; 7,876,474 and 8,616,376 shares at September 30, 2006 and December 31, 2005, respectively	(148,761)	(162,735)
Accumulated other comprehensive income (net of tax)	11,027	6,280
Total stockholders’ equity	574,089	462,306
Total liabilities and stockholders’ equity	$2,052,181	$1,016,334

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Commissions	$121,787	$96,817	$365,269	$280,038
Recurring	19,067	2,533	54,937	7,306
Other	5,712	2,881	26,161	8,731
Total revenues	146,566	102,231	446,367	296,075

Expenses:
Compensation and employee benefits	53,005	36,546	155,731	107,858
Transaction processing	20,391	14,852	57,972	43,149
Occupancy and equipment	9,655	6,995	27,724	21,468
Telecommunications and data processing services	8,006	5,039	22,603	14,839
Other general and administrative	16,797	10,997	46,052	31,238
Interest expense	3,098	—	9,278	—
Total expenses	110,952	74,429	319,360	218,552
Income before income tax expense	35,614	27,802	127,007	77,523
Income tax expense	14,005	12,210	51,139	31,255
Net income	$21,609	$15,592	$75,868	$46,268

Earnings per share:
Basic	$0.50	$0.37	$1.75	$1.10
Diluted	$0.49	$0.37	$1.72	$1.10

Basic weighted average number of common shares outstanding	43,436	42,101	43,249	42,051
Diluted weighted average number of common shares outstanding	44,397	42,369	44,178	42,197

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2006

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2006	$—	$514	$175,600	$442,647	$(162,735)	$6,280	$462,306
Issuance of common stock for the employee stock option plan (617,405 shares) and the employee stock unit award plan (122,497 shares)	—	—	10,350	—	13,974	—	24,324
Issuance of common stock for the employee stock purchase plan (53,533 shares)	—	—	1,599	—	—	—	1,599
Stock-based compensation	—	—	5,245	—	—	—	5,245
Comprehensive income:
Net income	—	—	—	75,868	—	—	75,868
Other comprehensive income (net of tax):
Currency translation adjustment	—	—	—	—	—	4,809	4,809
Unrealized gain (loss) on hedging activities	—	—	—	—	—	(62)	(62)
Comprehensive income							80,615
Balance at September 30, 2006	$—	$514	$192,794	$518,515	$(148,761)	$11,027	$574,089

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from Operating Activities:
Net income	$75,868	$46,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,832	15,329
Deferred income tax expense / (benefit)	10,200	(88)
Provision for doubtful accounts	1,093	(127)
Stock-based compensation	5,245	2,111
Gain on investments	(6,908)	(2,462)
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(16,320)	(2,365)
Securities owned, at fair value	(1,662)	(976)
Receivables from brokers, dealers and other, net	(655,513)	(697,055)
Accounts payable and accrued expenses	37,600	23,846
Payables to brokers, dealers and other	634,981	657,153
Securities sold, not yet purchased, at fair value	1,153	18
Income taxes payable	327	(8,297)
Excess tax benefit from share based payment arrangements	(2,210)	—
Other, net	(938)	(1,032)
Net cash provided by operating activities	98,748	32,323
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(254,259)	(99,973)
Proceeds from sale of investments	11,134	38,142
Capital purchases	(13,264)	(4,643)
Capitalization of software development costs	(18,475)	(8,545)
Net cash used in investing activities	(274,864)	(75,019)

Cash flows from Financing Activities:
Proceeds from debt incurred	200,000	—
Payments on debt	(32,000)	—
Excess tax benefit from share based payment arrangements	2,210	123
Common stock issued	23,713	7,279
Net cash provided by financing activities	193,923	7,402

Effect of exchange rate changes on cash and cash equivalents	2,808	17,339
Net increase / (decrease) in cash and cash equivalents	20,615	(17,955)
Cash and cash equivalents - beginning of year	261,044	206,465
Cash and cash equivalents - end of period	$281,659	$188,510

Supplemental cash flow information
Interest paid	$12,738	$2,831
Income taxes paid	$41,926	$36,854

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, which commenced brokerage activities in September 2005, (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S. and (9) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre and post trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. (“Macgregor”), a leading provider of trade order management technology for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of transaction cost analysis and transition consulting and services to the plan sponsor community, and (10) Block Alert LLC (“Block Alert”), a 50% owned joint venture (see Note 7 “Affiliate Equity Transactions”).

Investment Technology Group, Inc. (NYSE: ITG), is a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. A pioneer in electronic trading, ITG has a unique approach that combines pre-trade analysis, order management, trade execution, and post-trade evaluation to provide clients with continuous improvements in trading and cost efficiency. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading, trade order management and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Europe, Australia, Canada and Hong Kong and Japan (collectively, “Asia”), as well as a research and development facility in Israel.

With the acquisitions of Macgregor and Plexus (then incorporated as Plexus Group Inc.) in January 2006, we began to generate significant recurring revenues related to subscriptions. The subscription based revenues principally consist of revenues from our connectivity services, order management systems and our analytical products. As a result, we now report these revenues separately in our condensed consolidated statements of income as recurring revenue and certain reclassifications have been made to prior period amounts to conform to current period presentation. We recognize recurring revenue as it is earned.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software (which is amortized on a straight-line basis) from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” the change in life has been accounted for as a change in accounting estimate on a prospective basis from January 1, 2006. For the three months ended September 30, 2006 (“Third Quarter 2006”), this change in accounting estimate increased pre-tax income by $1.3 million, net income by $0.8 million, and diluted earnings per share by $0.02. For the nine months ended September 30, 2006 (“First Nine Months 2006”), this change in accounting estimate increased pre-tax income by $3.5 million, net income by $2.1 million, and diluted earnings per share by $0.05.

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

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We used the prospective adoption method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock based awards granted for fiscal 2003 and future years over the related service period. Under SFAS No. 123, stock based awards granted prior to fiscal 2003 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, under SFAS No. 123 no compensation expense was recognized for stock based awards granted prior to fiscal 2003.

On January 1, 2006 we adopted SFAS No. 123R, “Share Based Payment,” a revision to SFAS No. 123, using the modified prospective transition method. Under this method of adoption, compensation expense recognized during 2006 includes: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003, based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred).

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

SFAS No. 123R provides transition alternatives with respect to calculating the pool of windfall tax benefits within our additional paid in capital (the “APIC Pool”) that are available on the adoption date to offset potential future shortfalls.  The APIC Pool results from the amount by which our prior year tax deductions for stock based compensation exceed the cumulative book stock based compensation expense in our financial statements.  We utilized the short cut method prescribed by FASB Statement of Position 123R-3 to calculate the APIC Pool.

(2) Cash Restricted or Segregated under regulations and other

Cash restricted or segregated under regulations and other represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) funds from the consideration paid for Hoenig Group Inc. held in escrow for the benefit of Hoenig stockholders, (iii) a segregated account maintained by ITG Inc.’s clearing broker on behalf of its customers under certain directed brokerage arrangements, (iv) funds relating to the securitization of a letter of credit supporting a Macgregor lease, (v) funds on deposit for European trade settlement activity and (vi) funds on deposit with certain trust banks in Japan to support client margin requirements as well as a segregated balance maintained on behalf of its customers under certain directed brokerage arrangements.

(3) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Corporate stocks	$1,795	$450	$1,276	$91
Mutual funds	5,884	5,567	—	—
Total	$7,679	$6,017	$1,276	$91

In March 2006, we received common stock in the NYSE Group, Inc. (the “NYX Shares”) from the distribution of consideration in connection with the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (the “NYSE Merger”). These shares were received in exchange for the two exchange membership seats that were owned by our broker-dealer subsidiary and were originally subject to a three year restriction on sale which expired annually in equal one-third tranches. We originally classified one-third of the total NYX Shares received as available-for-sale securities as they contained a sale restriction expiring on March 7, 2007, and two-thirds of the total NYX Shares received as investments, at cost as they contained sale restrictions expiring on March 7, 2008 and 2009. However, in May 2006, the NYSE Group, Inc. completed a secondary public offering of 25 million shares of its common stock, which allowed us to sell all of the shares that we previously classified as available-for-sale, as well as a portion of the shares that we had classified as investments at cost.  As a result of the sale of these NYX Shares, we recorded a gain of approximately $80,000 (including selling costs) in the second quarter of 2006. There were no securities classified as available-for-sale at either September 30, 2006 or December 31, 2005.  At September 30, 2006, there are 55,440 NYX shares classified as investments at cost, of which 3,040 shares may not be sold until March 7, 2008 and 52,400 shares may not be sold until March 7, 2009 (See Note 4 “Investments”).

(4) Investments

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost which are summarized as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Investments in limited partnerships	$6,242	$10,628
Investments at cost	3,037	—
Total	$9,279	$10,628

Investments at cost consists of the remaining portion of the NYX Shares which may not be sold until March 7, 2008 and March 7, 2009, as described in Note 3, “Securities Owned and Sold, Not Yet Purchased”, above. We will periodically assess the cost basis of the investment to determine other than temporary impairment.

(5) Stock-Based Compensation

At September 30, 2006, we had a stock option plan and employee and non-employee director benefit plans, which are described more fully in Note 17, “Employee and Non Employee Director Stock and Benefit Plans”, in our Annual Report on Form 10-K for the year ended December 31, 2005.

We began to account for stock based awards in accordance with the fair value method prescribed by SFAS 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (collectively “SFAS 123”) on January 1, 2003. We adopted the prospective method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock based awards granted for fiscal 2003 and future years over the related service period. Stock based awards granted prior to fiscal 2003 were accounted for under the intrinsic value method prescribed by APB No. 25. Accordingly, under SFAS 123 no compensation expense was recognized prior to January 1, 2006 for stock based awards granted prior to fiscal 2003.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Since we had previously accounted for stock-based compensation plans under SFAS 123, adoption did not have a significant impact on our financial position or results of operations. Under the modified prospective transition method of adoption, compensation expense recognized during First Nine Months 2006 includes: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003 based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred). The impact of adopting SFAS No. 123R was a $0.1 million and $0.9 million decrease in pre-tax income (including the benefit related to estimated forfeitures) for Third Quarter 2006 and First Nine Months 2006, respectively, less than $0.1 million and a $0.5 million decrease in after-tax net income for Third Quarter 2006 and First Nine Months 2006, respectively and a $0.01 decrease in diluted earnings per share for the First Nine Months 2006.  There was no impact on diluted earnings per share for Third Quarter 2006.

Under SFAS No. 123R cash flows related to income tax deductions in excess of the compensation cost recognized on stock based awards exercised during the period presented (“excess tax benefit”) are classified in operating cash flows in the condensed consolidated statements of cash flows. In First Nine Months 2006, we reclassified an excess tax benefit of $2.2 million related to equity awards exercised to cash flows from financing activities.

The following table displays pro forma information for the three months and nine months ended September 30, 2005 (“Third Quarter 2005” and “First Nine Months 2005”, respectively) as if the provisions of SFAS No. 123R had been adopted prior to

January 1, 2006 (dollars in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$15,592	$46,268
Add:
Stock-based compensation expense included in reported net income, net of taxes ($395 and $851 for three months and nine months ended September 30, 2005, respectively)	504	1,260
Deduct:
Total stock-based compensation expense determined under fair value based method, net of taxes ($559 and $1,197 for three months and nine months ended September 30, 2005, respectively)	(715)	(1,773)
Net income, pro forma	$15,381	$45,755
Earnings per share:
Basic—as reported	$0.37	$1.10
Basic—pro forma	$0.37	$1.09
Diluted—as reported	$0.37	$1.10
Diluted—pro forma	$0.36	$1.08

Stock option plan

At September 30, 2006, we had a non-compensatory stock option plan for our employees. Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the “1994 Plan”), options to purchase 8,554,730 shares of our Common Stock are reserved for issuance under the plan. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging through August 2011. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further stock options shall be granted, but previously granted stock options shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

Under the 1994 Plan, in addition to time-based option awards, the Company is permitted to grant performance based stock options that vest, in whole or in part, on the third anniversary of the date of grant only if consolidated pre-tax profits of the Company reach certain levels. The option summary tables below include 100% of the options issued regardless of management’s estimate of the likelihood of achieving the performance metric. For the First Nine Months 2006, no such options were granted.

In June 1995, the Board of Directors adopted the Non-Employee Directors’ Plan. Through 2005, the Non-Employee Directors’ Plan generally provides for an annual grant to each non-employee director of an option to purchase 6,141 shares of Common Stock. In addition, the Non-Employee Directors’ Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of Common Stock. Stock options granted under the Non-Employee Directors’ Plan are non-qualified stock options having an exercise price equal to the fair market value of the Common Stock at the date of grant. All stock options granted through January 21, 2003 became exercisable three months after the date of grant. All options granted subsequent to January 21, 2003 vest and become exercisable in equal installments on or about the first, second, and third anniversaries of the grant date. Stock options granted under the Non-Employee Directors’ Plan expire five years after the date of grant. As of September 30, 2006, a total of 557,050 shares of Common Stock are reserved for issuance under the Non-Employee Directors’ Plan.

In January 2006, the Board of Directors adopted the Investment Technology Group, Inc. Directors’ Equity Subplan (the “2006 Directors’ Equity Plan”) which became effective January 1, 2006. The 2006 Directors’ Equity Plan is a subplan of the 1994 Plan. The 2006 Directors’ Equity Plan provides for the grant of options and restricted share units to non-employee directors of the Company. Under the 2006 Director’s Equity Plan, a newly appointed non-employee director will be granted (a) stock options valued at $100,000 and (b) restricted share units valued at $100,000 at the time of appointment to the board of directors. In addition, non-employee directors will be granted (a) stock options valued at $36,000 and (b) restricted share units valued at $36,000 annually, on the 45th day following each of the Company’s annual meetings of shareholders. All stock options are non-qualified options, will expire five years after the date of grant and will have an exercise price equal to the fair market value of the Company’s stock at the time of grant. All stock options and restricted share units will vest in three equal annual installments, beginning on the first anniversary of the date of grant.

Our net income for Third Quarter 2006 and First Nine Months 2006 includes $0.9 million and $3.1 million, respectively, of compensation costs and approximately $0.4 million and $1.2 million, respectively, of income tax benefits related to our stock option plans. Our net income for Third Quarter 2005 and First Nine Months 2005 includes approximate compensation costs of under $0.1 million and $0.9 million, respectively, and income tax benefits related to our stock option plans of under $0.1 million and $0.4 million, respectively, of income tax benefits related to our stock option plans.

A summary of option activity under the plans for First Nine Months 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	2,499,656	$24.97
Granted	120,174	45.42
Exercised	(617,405)	34.67
Forfeited	(232,460)	29.51
Outstanding at September 30, 2006	1,769,965	22.38	2.51	$40.6
Exercisable at September 30, 2006	629,975	$27.25	1.12	$11.4

The following table summarizes information about stock options outstanding at September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$2,182	$296	$7,654	$296
Total grant date fair value of stock awards vested during period	1,344	1,461	1,593	1,683
Weighted average grant date fair value of stock options granted during period, per share	17.02	9.20	17.09	8.84

As of September 30, 2006, there was $4.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 2.1 years.

We measure the fair value of each stock option grant at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk free interest rate	4.7%	3.8%	4.7%	3.8%
Average expected life (years)	4.0	4.0	4.0	4.0
Expected volatility	40%	40%	40%	40%
Expected dividend yield	0%	0%	0%	0%

The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected dividend is based upon our current dividend rate.

Cash received from stock option exercises for Third Quarter 2006 and First Nine Months 2006 was $6.0 million and $21.4 million, respectively. The income tax benefits from stock option exercises totaled approximately $0.8 million and $2.4 million for Third Quarter 2006 and First Nine Months 2006, respectively. Stock option exercises are settled from issuance of common shares held in treasury, to the extent available.

Restricted Shares

Under the 1994 Plan, the Company is permitted to grant restricted share awards. Restricted shares granted to date either (i) vest solely upon continued employment of the grantee through the third anniversary of the grant, or (ii) may cliff vest after three years in whole or in part only if the consolidated cumulative pre-tax profits of the Company reach certain levels (i.e. performance restricted shares). Accordingly, not all restricted shares awarded will vest and be delivered. We recognize stock based compensation expense over the vesting period of the awards based upon the market value of the awards on the date of grant.

Our net income for Third Quarter 2006 includes $0.7 million of compensation costs and $0.3 million of income tax benefits related to our restricted shares. Our net income for Third Quarter 2005 includes $0.8 million of compensation costs and approximately $0.4 million of income tax benefits related to our restricted shares.

Our net income for First Nine Months 2006 includes $1.7 million of compensation costs and $0.7 million of income tax benefits related to our restricted shares. Our net income for First Nine Months 2005 includes $1.0 million of compensation costs and approximately $0.4 of income tax benefits related to our restricted shares.

As of September 30, 2006, there was $5.7 million of total unrecognized compensation cost related to grants of restricted shares. These costs are expected to be recognized over a weighted average period of approximately 2.0 years. No shares vested under this plan during Third Quarter 2006. During First Nine Months 2006 restricted shares with a fair value of approximately $30,000 vested.

A summary of restricted shares activity for First Nine Months 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	231,257	$22.12
Granted	95,883	44.33
Vested	(844)	36.01
Forfeited	(16,057)	21.09
Nonvested at September 30, 2006	310,239	$29.00

ITG Stock Unit Award Program

Effective January 1, 1998, selected members of senior management and other key employees participated in the Stock Unit Award Program (“SUA”), a mandatory tax-deferred compensation program established under the 1994 Plan. Under the SUA, selected participants of the Company are required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation. Each participant is automatically granted units 15 days following the end of each calendar quarter based on participant’s actual or assigned compensation reduction.

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

We included the participants’ 100%, fully vested deferral in compensation expense. The compensation cost related to the excess matching is recognized over the three year vesting period based on the market value of the shares on the day of grant. A summary of activity under the SUA First Nine Months 2006 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	904,488	$18.11
Granted	173,322	39.16
Vested	(183,152)	18.36
Forfeited	(4,263)	24.82
Balance at September 30, 2006	890,395	$22.13

Our net income for Third Quarter 2006 includes $0.3 million of additional compensation costs (relating to a pro rata portion of all unvested excess Stock Unit Award matches) as well as related income tax benefits of approximately $0.1 million. Likewise, our net income for Third Quarter 2005 includes $0.1 million of additional compensation costs and approximately $50,000 of related income tax benefits.

Our net income for First Nine Months 2006 includes $0.7 million of additional compensation costs (relating to a pro rata portion of all unvested excess Stock Unit Award matches) as well as related income tax benefits of approximately $0.3 million. Likewise, our net income for First Nine Months 2005 includes $0.3 million of additional compensation costs and approximately $0.1 million of related income tax benefits.

As of September 30, 2006, there was $3.0 million of total unrecognized compensation cost related to grants under our stock unit award program. These costs are expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares issued under this plan during the three months and nine months ended September 30, 2006 was approximately $0.5 million and $3.4 million, respectively. Shares issued under the SUA program are from common shares held in treasury, to the extent available.

ITG Employee Stock Purchase Plan

We maintain the ITG Employee Stock Purchase Plan (“ESPP”), which is qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our Common Stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of SFAS 123R, the ESPP is compensatory. Our Third Quarter 2006 and First Nine Months 2006 results include $0.2 million and $0.5 million, respectively, of compensation costs related to our ESPP. Our Third Quarter 2005 and First Nine Months 2005 results included approximately $0.1 million and $0.2 million, respectively, of compensation costs related to our ESPP. Shares distributed under the ESPP are newly issued shares.

(6) Acquisitions

On January 3, 2006, we acquired 100% of Macgregor for approximately $238.0 million. The results of Macgregor’s operations have been included in the condensed consolidated financial statements since that date. The integration of the Macgregor order management system with ITG’s existing execution management systems and analytical products is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. The following is a summary and allocation of the purchase price in the Macgregor acquisition (dollars in thousands):

Purchase price	$231,066
Acquisition costs	6,945
Total purchase price	$238,011

Cash	$6,918
Receivables from brokers, dealers and other, net	8,623
Other intangibles	16,900
Deferred taxes	14,583
Accounts payable and accrued expenses	(7,625)
Other current liabilities	(5,293)
Other, net	3,269
Goodwill	200,636
Total purchase price	$238,011

The goodwill and intangible assets were assigned to our U.S. Operations segment. The goodwill is not deductible for tax purposes. The intangible assets have a weighted average useful life of approximately 14.25 years, as the Macgregor trade name and computer software technology have useful lives of 12 years and customer relationships have a useful life of 18 years.

The following represents the summary unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2005 as if the Macgregor acquisition had occurred at the beginning of the period presented (dollars in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Total revenues	$115,138	$331,785
Net income	15,659	45,630
Basic earnings per share	$0.37	$1.09
Diluted earnings per share	$0.37	$1.08

The pro forma results are not necessarily indicative of what would have occurred if the Macgregor acquisition had been in effect for the periods presented, nor are they indicative of the results that will occur in the future.

On January 3, 2006, we acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The results of Plexus’ operations have been included in the condensed consolidated financial statements since that date. The combined offering of ITG’s transaction cost analysis services with Plexus’ offerings provides clients with the most comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition allows for the expansion of ITG’s related investment process consulting capabilities. The following is a summary and allocation of the purchase price in the Plexus acquisition (dollars in thousands):

Purchase price	$12,000
Acquisition costs	321
Total purchase price	$12,321

Cash	$1,824
Other intangibles	2,636
Other, net	(798)
Goodwill	8,659
Total purchase price	$12,321

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

On February 1, 2005, we acquired Morgan Stanley Capital International Inc.’s (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). In September 2006, ITG accelerated the remainder of the contingent consideration payments into an $11.7 million one-time final payment, per the terms of the agreement, to satisfy the future consideration obligation.

(7) Affiliate Equity Transactions

Block Alert

On August 16, 2006, we entered into a joint venture with Merrill Lynch, Pierce, Fenner & Smith, Inc. (“Merrill”) to form Block Alert, a global block order crossing service by partnering Merrill’s global distribution with our technology-enabled trading.  This service will provide an expanded, singular liquidity pool for block orders utilizing our POSIT crossing network and will be available in the U.S, Europe and Asia.  As with all of our POSIT crossing systems, it will be independent and anonymous.

Our 50% interest in the joint venture is being accounted for under the equity method of accounting.

Sale of Canadian Joint Venture

On April 8, 2004, we entered into a Canadian joint venture (the “Canadian Joint Venture”) with IRESS Market Technology Limited (“IRESS”), a developer of financial market systems in Australia. As part of the joint venture agreement, we sold 50% of our interest in KTG Technologies Corp (“KTG”), formerly a wholly-owned subsidiary, to IRESS and contributed our remaining 50% interest to the new joint venture, which continued to operate the existing KTG business (which provides connectivity to the Toronto Stock Exchange) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology.

In April 2006, we sold our 50% interest in the Canadian Joint Venture to IRESS for CAD$9.5 million (approximately US$8.3 million) (the “IRESS Sale”) resulting in pre-tax and after-tax gains of approximately US$5.4 million and US$3.2 million, respectively, and contributing $0.07 to reported earnings per share for the quarter.

Our 50% interest in the joint venture was previously accounted for under the equity method of accounting.

(8) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
U.S. Operations	$365,990	$143,519	$28,791	$10,917
International Operations	34,412	33,254	1,161	1,256
Total	$400,402	$176,773	$29,952	$12,173

In 2006, we recorded approximately $200.6 million of goodwill related to the acquisition of Macgregor and approximately $8.7 million related to the acquisition of Plexus (See Note 6, “Acquisitions”).

During 2006, we recorded approximately $12.7 million in additional contingent purchase price consideration related to the February 1, 2005 acquisition of the of the 50% interest of the POSIT Joint Venture that we did not already own, which included a one-time payment of $11.7 million to satisfy all future consideration obligation (see Note 6, “Acquisitions”).  This payment was made in September 2006.

During the nine months ended September 30, 2006, no goodwill was deemed impaired and accordingly, no write-off was required.

We recorded intangible assets of approximately $19.5 million consisting of proprietary software, customer related intangibles, and the Macgregor and Plexus trade names as part of the Macgregor and Plexus acquisitions.

We amortize other intangibles over their respective estimated useful lives, which range from three to eighteen years. For Third Quarter 2006 and First Nine Months 2006, we recognized intangible amortization expense of $0.6 million and $1.8 million, respectively.

(9) Receivables From and Payables to Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other (dollars in thousands):

	Receivables From		Payables To
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Customers	$986,189	$416,966	$1,004,302	$288,752
Clearing brokers and other	236,330	69,612	133,053	146,389
Allowance for doubtful receivables	(2,891)	(1,566)	—	—
Total	$1,219,628	$485,012	$1,137,355	$435,141

(10) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Accrued compensation and benefits	$49,127	$28,659
Accrued soft dollar research payables	32,291	23,439
Deferred compensation	22,537	21,085
Trade payables	19,052	10,465
Deferred revenue	11,119	3,076
Accrued transaction processing	7,518	5,806
Accrued rent	2,959	2,360
Accrued telecom	2,377	1,833
Other accrued expenses	17,011	12,719
Total	$163,991	$109,442

(11) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has not been drawn upon as of September 30, 2006. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying consolidated statement of financial condition and will be amortized to interest expense over the life of the loan.

At September 30, 2006, we had $168.0 million in outstanding debt under the Term Loan following scheduled principal payments of $21.7 million and required prepayments of $10.3 million. The prepayments relate to the terms of our credit facility, which include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the term loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2006	$7.1
2007	28.4
2008	38.0
2009	47.6
2010	46.9
$168.0

Interest expense on the credit facility, including amortization of debt issuance costs, totaled $9.3 million in First Nine Months 2006.

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

(12) Financial Instruments and Derivative Contracts

Derivative Contracts

All derivative instruments are recorded on the balance sheet at fair value in other assets or accounts payable and other accrued liabilities. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the balance sheet in accumulated other comprehensive income/(loss) until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified in to income.

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our forecasted interest payments that we believe are probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. During First Nine Months 2006, the quarterly net settlements from these swaps decreased interest expense by approximately $0.1 million. Based on the current interest rate environment, approximately $70,000 of the after tax realized gain within accumulated other comprehensive income is expected to be reclassified in the next twelve months.

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

The following table summarizes our derivative and debt related financial instruments at September 30, 2006 and December 31, 2005 (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Long term debt	$(168,000)	—	$(168,000)	—
Interest rate swap	(104)	—	(104)	—

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30, 2006	September 30, 2005
Three Months Ended
Net income for basic and diluted earnings per share	$21,609	$15,592
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,436	42,101
Effect of dilutive securities	961	268
Average common shares used in diluted computation	44,397	42,369
Earnings per share:
Basic	$0.50	$0.37
Diluted	$0.49	$0.37

Nine Months Ended
Net income for basic and diluted earnings per share	$75,868	$46,268
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,249	42,051
Effect of dilutive securities	929	146
Average common shares used in diluted computation	44,178	42,197
Earnings per share:
Basic	$1.75	$1.10
Diluted	$1.72	$1.10

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

	September 30, 2006	September 30, 2005
Three months ended	88	1,958
Nine months ended	38	2,120

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the nine-month period ended September 30, 2006 are as follows (dollars in thousands):

	Before Tax	Tax (Expense)/ Benefit	After Tax
Currency translation adjustment	$11,089	$—	$11,089
Unrealized loss on hedging activities	(104)	42	(62)
Total	$10,985	$42	$11,027

(15) Related Party Transactions

Prior to the IRESS Sale, we contracted with KTG to provide both ITG Canada and ITG Inc. with equity trading systems, market data, and destination/market connectivity. In First Nine Months 2006, ITG Canada paid approximately $0.2 million for these services. ITG Canada and ITG Inc. paid approximately $0.8 million and $0.1 million, respectively for the same services in for the fiscal year 2005. Additionally, ITG Canada charged the Canadian Joint Venture approximately $0.2 million for the fiscal year 2005 for facilities and managed services. ITG Canada did not provide the Canadian Joint Venture with either of these services during 2006.

In conjunction with the joint venture agreement with Merrill, we contracted with Block Alert to provide it with the use of our technology and other services.  ITG charged Block Alert approximately $0.3 million for these services during Third Quarter 2006.

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

Our net capital balances and the amounts in excess of required net capital at September 30, 2006, for our U.S. Operations is as follows:

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$95.5	$95.2
AlterNet	3.3	3.2
ITG Execution Services	0.9	0.9
Blackwatch	4.1	4.0

In addition, our International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2006 as summarized in the following table:

International Operations	Excess Net Capital
Canada	$15.9
Australia	3.5
Europe	5.9
Hong Kong	8.8
Japan	4.3

As of September 30, 2006, ITG Inc. on behalf of its Hoenig division, held a $3.7 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
Three Months Ended September 30, 2006
Total revenues	$117,710	$28,856	$146,566
Income before income tax expense	34,709	905	35,614
Capital purchases	3,898	531	4,429

Three Months Ended September 30, 2005
Total revenues	$79,802	$22,429	$102,231
Income before income tax expense	26,988	814	27,802
Capital purchases	1,611	498	2,109

Nine Months Ended September 30, 2006
Total revenues	$356,003	$90,364	$446,367
Income before income tax expense	115,649	11,358	127,007
Identifiable assets	754,920	1,297,261	2,052,181
Capital purchases	11,226	2,038	13,264

Nine Months Ended September 30, 2005
Total revenues	$228,565	$67,510	$296,075
Income before income tax expense	72,796	4,727	77,523
Identifiable assets	600,356	703,395	1,303,751
Capital purchases	3,047	1,596	4,643

(18) Recent Accounting Pronouncements

On September 13, 2006 the SEC published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”  (“SAB 108”).  SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  Historically, two approaches have been used to quantify such errors.  Under one approach, the error is quantified as the amount by which the current year income statement is misstated and under the other approach the error is quantified as the amount by which the balance sheet is misstated.  Exclusive reliance on an income statement approach can result in a registrant accumulating errors on the balance sheet that may not have been material to any individual income statement, but which nonetheless, may misstate one or more balance sheet accounts.  Similarly, exclusive reliance on a balance sheet approach can result in a registrant disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  The SEC indicated that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions.  In those circumstances the cumulative effect of applying SAB 108 may be reflected as an adjustment to retained earnings as of the beginning of the year of adoption instead of restating prior period financial statements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  We do not expect SAB 108 to have a material impact on our consolidated results of operations and financial condition.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurement” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  The Statement does not expand the use of fair value in any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FAS 157 to have a material impact on our consolidated results of operations and financial condition.

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

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have two reportable segments: U.S. Operations and International Operations. Our U.S. Operations segment provides equity trading, trade order management and research services to institutional investors, plan sponsors, brokers and alternative investment funds and money managers in the U.S., while our International Operations segment includes our brokerage businesses in, Canada, Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as our research facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe and Asia Pacific. Commission revenues are generated by orders delivered to us from our “front-end” software products as well as other vendors’ front-ends and direct computer-to-computer links to customers. We also generate significant recurring revenues which are largely fee or subscription based rather than transaction based and are therefore significantly less sensitive to fluctuations in the level of trading activity. During First Nine Months 2006, we enhanced the recurring portion of our product revenue mix to 12%, as compared with less than 3% during First Nine Months 2005, through our acquisitions of Macgregor and Plexus.

New Business Ventures and Acquisitions

On August 16, 2006, we entered into a 50% joint venture with Merrill to form Block Alert, a global block order crossing service by partnering Merrill’s global distribution with our technology-enabled trading.  This service will provide an expanded, singular liquidity pool for block orders utilizing our POSIT crossing network and will be available in the U.S, Europe and Asia.  As with all of our POSIT networks it will be independent and anonymous.

On January 3, 2006, we acquired 100% of Macgregor for approximately $238.0 million, including acquisition costs. The integration of the Macgregor order management system with ITG’s existing execution management systems is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum and in June 2006, we delivered the first integrated product (a bundled offering of ITG’s TCA and Macgregor’s XIP) to market.  Using client feedback we continue to enhance and refine the integrated product and expect the second phase of this integration (the broker management functionality) to be delivered in early 2007.  This acquisition was partially financed with debt (as discussed in Note 11, “Long Term Debt”, to the condensed consolidated financial statements and in “Liquidity and Capital Resources” below).

On January 3, 2006, we also acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The combined offering of ITG’s TCA services with Plexus’ offerings will provide clients with a comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition provides for the expansion of ITG’s related investment process consulting capabilities.  This acquisition was partially financed with debt (as discussed in Note 11, “Long Term Debt”, to the condensed consolidated financial statements and in “Liquidity and Capital Resources” below).

On February 1, 2005 we acquired Morgan Stanley Capital International Inc. (“MSCI”) and BARRA Inc.’s (“Barra”) 50% ownership interest in the POSIT Joint Venture (the “POSIT transaction”) for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture).  In September 2006, ITG accelerated the remainder of the contingent consideration payments into an $11.7 million one-time payment, per the terms of the agreement, to satisfy the future consideration obligation.  As a result of the POSIT transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture.

Executive Summary

In Third Quarter 2006 our consolidated revenues increased 43% to $146.6 million, while our operating expenses grew 49% to $111.0 million as compared to Third Quarter 2005. Our reported net income for Third Quarter 2006 was $21.6 million, or $0.49 per diluted share, as compared to $15.6 million, or $0.37 per diluted share, in Third Quarter 2005. Pre-tax margins were 24.3% of revenues in Third Quarter 2006 as compared with 27.2% of revenues in Third Quarter 2005.

While there continues to be pricing pressure in the U.S. equity markets, the market environment for our U.S. Operations improved during Third Quarter 2006 compared to the prior year. We experienced strong volume growth as well as increased market share. Overall market volumes increased 22% on the NYSE and 12% on NASDAQ, while ITG U.S. volumes were up 45%, outpacing the market. Sequentially, daily trading volumes decreased 5% at NYSE and 13% at NASDAQ in Third Quarter 2006 versus the second quarter of 2006, while ITG’s U.S. daily volumes decreased by only 1% over the same period.

Market volatility decreased slightly as measured by the VIX index (CBOE Volatility Index). Program trading as a percentage of NYSE-traded volume decreased slightly, averaging 30% of combined NYSE-Arca volume, down from 32.4% in the second quarter. Strong performances from our POSIT suite of crossing products, algorithmic trading products and direct market access products drove our U.S. revenue growth to 48%, including the impact of the Macgregor and Plexus acquisitions. Excluding these acquisitions, U.S. revenue grew 26%.

Total International revenues for Third Quarter 2006 increased $6.4 million, or 29%, versus Third Quarter 2005 to $28.9 million reflecting volume growth in Canada and contract value growth in Europe.  Our Asia Pacific business experienced 16% growth with growth achieved in Hong Kong and Japan, while we experienced a decline in revenue in Australia for the second consecutive quarter.  We implemented a management reorganization in our Asia Pacific region during the quarter to facilitate the execution of our long-term growth plans.

The overall International revenue increase included a $1.4 million gain from exchange rate fluctuations primarily as a result of the stronger Canadian Dollar and Pound Sterling (relative to the U.S. Dollar).

The International Operations as a whole posted a pre-tax profit of $0.9 million despite a $1.1 million pre-tax loss in Australia.  We continue to see strong growth potential in Europe and Asia and we are focused on positioning the international organization for expansion, which includes globalizing the product line and rolling out new products in the next few quarters.

Our Third Quarter 2006 results include $0.5 million in management reorganization costs associated with the Asia Pacific region, as noted above.  This non-operating item decreased Third Quarter 2006 after-tax net income by $0.4 million.

Results of Operations — Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

U.S. Operations

	Three Months Ended September 30,
Dollars in thousands	2006	2005	Change	% Change
Revenues
Commission	$97,949	$77,668	$20,281	26
Recurring	18,030	2,215	15,815	714
Other	1,731	(81)	1,812	2,237
Total revenues	117,710	79,802	37,908	48

Expenses
Compensation and employee benefits	40,738	27,104	13,634	50
Transaction processing	12,155	8,181	3,974	49
Other expenses	27,010	17,529	9,481	54
Interest expense	3,098	—	3,098	100
Total expenses	83,001	52,814	30,187	57
Income before income tax expense	$34,709	$26,988	$7,721	29

Revenues from U.S. Operations of $117.7 million increased 48% compared to Third Quarter 2005. Excluding revenues generated by the Macgregor and Plexus acquisitions, revenues from U.S. Operations grew 26% to $100.7 million.

Our commission growth was driven by Direct Market Access products (formerly known as Client Site products) and POSIT in Third Quarter 2006.  We benefited from strong growth in average daily share volumes in the quarter, as noted in the table below.  Related transaction processing costs increased slightly more than share volume growth due, in part, to higher NYSE fees. Our trading volume growth has outpaced the 22% and 12% growth in volume on the NYSE and NASDAQ, respectively. Our average revenue per share declined due to a change in product mix where a greater percentage of executions occurred in our Direct Market Access and Algorithmic products, as opposed to our Electronic Trading Desk and POSIT, as well as general market pricing pressure.  ITG Algorithms’ average trading volume per day more than doubled versus the comparable prior year quarter reflecting the growing demand for our Active and Darkserver products.

	Three Months Ended September 30,
U.S. Operations: Key Indicators	2006	2005	Change	% Change
Total trading volume (in billions of shares)	9.7	6.7	3.0	45
Trading volume per day (in millions of shares)	154.4	104.7	49.7	47
Commission revenues per trading day ($ millions)	$1.56	$1.21	$0.35	29
Average revenue per share ($)	$0.0099	$0.0116	$(0.0017)	(15)
U.S. market trading days	63	64	(1)	(2)

Recurring revenues of $18.0 million were driven primarily by the acquisitions of Macgregor and Plexus and include subscription based revenues generated principally from our network connectivity services, order management systems, and our analytical products. Excluding Macgregor and Plexus, recurring revenues increased 32% to $2.9 million.

Other revenues increased $1.8 million primarily as a result of higher investment income.

Total expenses increased $30.2 million compared to Third Quarter 2005. Excluding the expenses of Macgregor and Plexus (collectively $16.2 million), expenses from U.S Operations grew 27%.

U.S. compensation and employee benefits expense increased by $13.6 million primarily reflecting higher headcount (including $7.3 million associated directly with the Macgregor and Plexus acquisitions), higher performance based compensation and employee benefits including bonuses, profit share plans and stock-based compensation.  Costs related to new hires in the product development area were partially offset by increases in capitalizable salaries as we continue to add resources and focus our efforts on new product development.

Interest expense reflects the cost of our borrowings to finance the acquisitions of Macgregor and Plexus, as discussed in Note 11, “Long Term Debt”, to the condensed consolidated financial statements and in “Liquidity and Capital Resources”.

Other expenses increased $9.5 million, of which $5.8 million relates to Macgregor and Plexus, which were not included in our 2005 results. Also contributing to the growth in other expenses were higher levels of (i) overall business activity, (ii) marketing business development costs, (iii) occupancy and communication costs, as we have added new facilities and capacity consistent with our growth strategy and expected market volume growth, (iv) consulting fees, primarily related to systems and new business development activities, and (v) recruiting costs. The growth in other expenses was partially mitigated by a change in our estimate of the useful life of capitalized software, which resulted in a lower software amortization expense for the quarter than under the prior estimated useful life (see Note 1, “Organization and Basis of Presentation”, to the condensed consolidated financial statements and “Critical Accounting Policies and Estimates”).

International Operations

	Three Months Ended September 30,
Dollars in thousands	2006	2005	Change	% Change
Commission Revenues
Europe	$10,195	$8,382	$1,813	22
Canada	9,269	6,375	2,894	45
Australia	1,758	2,305	(547)	(24)
Asia	2,616	2,087	529	25
Total commission revenues	23,838	19,149	4,689	24
Recurring revenues	1,037	318	719	226
Other revenues	3,981	2,962	1,019	34
Total revenues	28,856	22,429	6,427	29

Expenses
Compensation and employee benefits	12,267	9,442	2,825	30
Transaction processing	8,236	6,671	1,565	23
Other expenses	7,448	5,502	1,946	35
Total expenses	27,951	21,615	6,336	29
Income before income tax expense	$905	$814	$91	11

Commission revenues from International Operations increased $4.7 million to $23.8 million, including a benefit from exchange rate fluctuations ($1.1 million). Excluding the foreign currency impact, we grew commission revenues $3.6 million or 19%.  Other revenues also increased $1.0 million, with growth in both investment income and interlisted arbitrage trading.

Expense growth outpaced revenue growth in Third Quarter 2006, as we invested in the personnel and structure needed for future growth.  In Asia we had growth in third party execution and settlement charges, principally due to Japanese executions.  In Europe we had a higher level of transactions in continental Europe (which has higher transaction costs than UK business). Compensation and employee benefits costs reflect higher headcount to support business growth, higher performance related compensation such as bonuses, related principally to Canada where we achieved 45% commission revenue growth, and reorganization costs of $0.5 million pertaining to the Asia Pacific region. Other expenses include higher business development, consulting and telecommunications costs consistent with our strategic initiatives.  Foreign currency fluctuations contributed approximately $1.1 million to the overall increase in expenses.

Commission revenues in Europe grew 22% as our Direct Market Access products have become the driving force for growth. The geographical split of continental European equity executions versus UK equity executions continues to change, with non-UK stocks now contributing the majority of total revenues for the quarter.  The shift in business mix toward continental European executions has driven transaction processing costs higher, which has offset some of the profit contribution from this revenue growth.

In Canada higher trending commodity prices and continued interest in the energy sector contributed to increased volumes and dollar value traded on the resource heavy Toronto Stock Exchange (“TSX”) in Third Quarter 2006.  Dollar value traded was up 22% on the TSX compared to the third quarter of 2005 while share volumes increased 7%.  In addition to this positive overall trend, ITG Canada increased market share through the introduction of new Direct Market Access products such as Triton and Algorithmic products.  ITG Canada’s strong volume growth significantly offset the impact of lower revenue per share, resulting in total revenue growth of 39% over last year.  Compensation expense increased due to additional headcount and incentive compensation driven by increased revenue production.  Transaction processing costs grew at a significantly slower rate than the 45% growth achieved in commission revenues due to rate reductions by execution and clearing providers.  The operating leverage achieved resulted in pre-tax profitability of $3.1 million, which is more than double that of Third Quarter 2005.

In the Asia Pacific region, our overall business has demonstrated growth in Third Quarter 2006 as revenues increased 16%. Our Hong Kong and Japanese operations contributed $1.1 million, collectively to revenue growth while Australia revenues declined $0.4 million during the quarter.  In Hong Kong, revenue growth was primarily driven by trades originating from U.S. and UK clients, while in Japan, revenues have not yet reached the level necessary to achieve profitability.  The increased expenses reflect our investment in personnel and the structure needed for future growth, as well as the management reorganization costs previously noted.

Income tax expense

The effective tax rate was 39.3% in Third Quarter 2006, compared to 43.9% in Third Quarter 2005. Our effective rate in Third Quarter 2005 reflected higher levels of non-deductible costs incurred in certain foreign jurisdictions and increased U.S. state taxes, partially offset by the reduction of a valuation allowance pertaining to capital loss carry-forwards that have been utilized as a result of the sale of long-term investment securities.  The Third Quarter 2006 was marginally impacted by U.S. state tax adjustments and lower non-deductible costs in certain foreign jurisdictions.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

U.S. Operations

	Nine Months Ended September 30,
Dollars in thousands	2006	2005	Change	% Change
Revenues
Commission	$291,661	$221,631	$70,030	32
Recurring	52,680	6,798	45,882	675
Other	11,662	136	11,526	8,475
Total revenues	356,003	228,565	127,438	56

Expenses
Compensation and employee benefits	121,426	79,626	41,800	52
Transaction processing	33,823	24,413	9,410	39
Other expenses	75,827	51,730	24,097	47
Interest expense	9,278	—	9,278	100
Total expenses	240,354	155,769	84,585	54
Income before income tax expense	$115,649	$72,796	$42,853	59

Revenues from U.S. Operations of $356.0 million increased 56% compared to First Nine Months 2005. Excluding revenues generated by the Macgregor and Plexus acquisitions, revenues from U.S Operations grew 34% to $305.7 million.  2006 revenues also included $7.9 million related to the sale of a portion of our NYX Shares (as discussed in Note 3, “Securities Owned and Sold, Not Yet Purchased”).

Our 2006 commission revenues included a strong performance across our entire product spectrum, particularly from POSIT, Triton and Radical. Our average revenue per share declined due to a change in product mix (where a greater percentage of executions occurred in our Direct Market Access and Algorithm products, as opposed to our Electronic Trading Desk), certain large portfolio trades that were competitively bid, and general market pricing pressure.  However, we benefited from strong growth in average daily share volumes (48%), as noted in the table below. Related transaction processing costs increased at a lower level than share volume benefiting from lower execution costs and the cessation of POSIT royalty expenses, which were incurred in First Quarter 2005.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators	2006	2005	Change	% Change
Total trading volume (in billions of shares)	28.0	18.9	9.1	48
Trading volume per day (in millions of shares)	148.8	100.2	48.6	49
Commission revenues per trading day ($ millions)	$1.55	$1.17	$0.38	32
Average revenue per share ($)	$0.0103	$0.0117	$(0.0014)	(12)
U.S. market trading days	188	189	(1)	(1)

The acquisitions of Macgregor and Plexus drove recurring revenues of $52.7 million, which consist of subscription based revenues generated principally from our network connectivity services, order management systems, our analytical products and consulting services. Excluding Macgregor and Plexus, recurring revenues increased 25% to $8.5 million.

Other revenues increased $11.5 million in 2006 and included $7.9 million related to the sale of a portion of our NYX Shares.  The remainder of the year over year increase is primarily due to higher investment income from our cash management activities.

Total expenses increased $84.6 million or 54%. Excluding the expenses of Macgregor and Plexus (collectively $48.9 million), expenses from U.S Operations grew 23%.

U.S. compensation and employee benefits expense increased by $41.8 million, reflecting higher headcount associated with the Macgregor and Plexus acquisitions (collectively $22.6 million), higher headcount associated with the expansion of our business, higher performance based compensation and employee benefits including bonuses, profit share plans and stock-based compensation. Compensation costs related to product development were partially offset by increases in capitalizable salaries as new product development efforts have increased.

Interest expense reflects the cost of our borrowings to finance the acquisitions of Macgregor and Plexus, as discussed in Note 11, “Long Term Debt”,   to the condensed consolidated financial statements and in “Liquidity and Capital Resources”.

Other expenses increased $24.1 million, of which $16.7 million relates to Macgregor and Plexus, which were acquired in the first quarter of 2006 and therefore not included in First Nine Months 2005 results. Also contributing to the growth in other expenses were (i) higher business development expenses, (ii) higher consulting fees, primarily related to systems and new business development activities, and (iii) higher recruiting costs.  The growth in other expenses was partially mitigated by a change in our estimate of the useful life of capitalized software, which resulted in a lower software amortization expense than under the prior estimated useful life. (see Note 1, “Organization and Basis of Presentation”, to the condensed consolidated financial statements and “Critical Accounting Policies and Estimates”).

International Operations

	Nine Months Ended September 30,
Dollars in thousands	2006	2005	Change	% Change
Commission Revenues
Europe	$32,428	$28,233	$4,195	15
Canada	26,852	17,869	8,983	50
Australia	6,396	7,292	(896)	(12)
Asia	7,932	5,013	2,919	58
Total commission revenues	73,608	58,407	15,201	26
Recurring revenues	2,257	508	1,749	344
Other revenues	14,499	8,595	5,904	69
Total revenues	90,364	67,510	22,854	34

Expenses
Compensation and employee benefits	34,305	28,232	6,073	22
Transaction processing	24,149	18,736	5,413	29
Other expenses	20,552	15,815	4,737	30
Total expenses	79,006	62,783	16,223	26
Income before income tax expense	$11,358	$4,727	$6,631	140

Commission revenues from International Operations increased 26% to $73.6 million including $1.4 million of exchange rate fluctuations resulting from the stronger Canadian Dollar (relative to the U.S. Dollar) partially offset by somewhat weaker currency comparisons in Europe and Australia. Excluding the foreign currency impact, commission revenues grew $13.8 million or 24%. Other revenues include a gain of $5.4 million related the IRESS Sale, as described in Note 7, “Affiliate Equity Transactions”, above.

Expenses grew as a result of our increased business activities. Transaction processing costs increased at a higher rate than revenue growth. In Asia we had growth in third party execution and settlement charges relating to the increased flow through Hong Kong into regional markets and the commencement of trading in Japan.  In Europe we had a higher level of business in continental Europe (which has higher transaction costs than UK business).  Compensation and employee benefits costs reflect higher headcount to support business growth, higher performance related compensation such as bonuses, related principally to Canada where we achieved 50% commission revenue growth, and reorganization costs of $0.5 million pertaining to the Asia Pacific region. Other expenses reflect higher business development, consulting and telecommunications costs.

In Europe, revenues grew 15% as our Direct Market Access products and our portfolio trading desk continued to contribute strongly to our growth. Continental European equity executions continue to increase, contributing 49% of revenues during First Nine Months 2006 (compared to 33% for the First Nine Months 2005).

In Canada, dollar value traded on the TSX was up 35% while share volume increased 29% compared to the First Nine Months 2005. There was a strong correlation between TSX results and revenue production. Commission revenues, which included a currency benefit of $2.0 million, increased $9.0 million, or 50%, to $26.9 million in 2006 while other revenues increased $4.8 million, as a result of a gain of $5.4 million related to the IRESS Sale, partially offset by a decrease in our inter-listed arbitrage trading.  ITG Canada increased market share through the introduction of Direct Market Access and Algorithm products.

Total revenues in our Asia Pacific region, driven by our Hong Kong operation, grew 25% in 2006. Our Hong Kong operation showed a substantial increase in revenue of 58% over the same period last year, while revenues from our Australian operations had a slight decline (7%). The increase in revenue in Hong Kong has resulted in a significant increase in transaction processing costs reflecting the increased business flow through Hong Kong into regional markets.

Our Japanese operation, which commenced brokerage activities in September 2005, has begun to generate revenue ($0.7 million), although fixed costs continue to exceed such revenues during its initial full year of activity, with losses generated for First Nine Months 2006 of approximately $1.3 million.

Income tax expense

The effective tax rate was 40.3% in First Nine Months 2006, which is unchanged from 2005. The First Nine Months 2005 included a $2.6 million reduction of a valuation allowance pertaining to capital loss carry-forwards that were eventually utilized as a result of the sale of long-term investment securities, which was partially offset by higher levels of non-deductible costs in certain foreign jurisdictions.  The First Nine Months 2006 was favorably impacted by lower non-deductible costs incurred in certain foreign jurisdictions.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our liquidity and capital resource requirements result from our working capital needs as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned, at fair value may include highly liquid, variable state and municipal obligations, mutual fund investments, common stock and warrants. At September 30, 2006, cash and cash equivalents and securities owned at fair value amounted to $289.3 million and net receivables from brokers, dealers and other due within 30 days totaled $1.2 billion. In addition, we held $23.7 million of total cash in restricted or segregated bank or clearing broker accounts at September 30, 2006. In Hong Kong, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.9 million and are supported by $3.6 million in restricted cash deposits.  In Japan we maintain a segregated deposit of $5.1 million supporting both an overnight overdraft facility of ¥ 600 million and an intra-day facility of ¥ 2.1 billion, as well as a $5.5 million segregated balance maintained on behalf of its customers.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should generally yield higher returns without significant effect on risk. As of September 30, 2006, we had investments in limited partnerships totaling $6.2 million, all of which were invested in marketable securities.

Operating Activities

Cash flows provided by operating activities were $98.7 million in First Nine Months 2006 as compared to $32.3 million in First Nine Months 2005. The increase reflects significantly higher earnings and an increase in working capital.

Investing Activities

Net cash used in investing activities primarily reflects our 2006 acquisitions of Macgregor and Plexus, as well as, increased spending in premises and equipment and capitalizable software development projects, which reflect our investment in both infrastructure and our product portfolio.

Financing Activities

Net cash provided by financing activities primarily reflects the $200.0 million term loan financing used for the Macgregor and Plexus acquisitions (see Note 11, “Long Term Debt”, to the condensed consolidated financial statements and “Loan Facilities” below), partially offset by a $32.0 million principal repayment. The principal repayment included mandatory prepayments of $10.3 million related to the cash portion of the consideration received in connection with the NYSE Merger, the sale of a portion of our NYX Shares, and the IRESS Sale, in addition to our scheduled repayments. Financing activities also reflects cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation and the related excess tax benefit of $2.2 million.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our brokerage subsidiaries are required to maintain at all times at least the minimum level of new capital required under Rule 15c3-1.

Our net capital balances and the amounts in excess of required net capital at September 30, 2006, for our U.S. operations is as follows:

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$95.5	$95.2
AlterNet	3.3	3.2
ITG Execution Services	0.9	0.9
Blackwatch	4.1	4.0

In addition, our International operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2006 as summarized in the following table:

International Operations	Excess Net Capital
Canada	$15.9
Australia	3.5
Europe	5.9
Hong Kong	8.8
Japan	4.3

Loan Facilities

In connection with the Macgregor and Plexus acquisitions on January 3, 2006, we entered into a credit agreement with several banks (the “Credit Agreement”) which provided a five-year term loan of $200 million (“Term Loan”) to finance a portion of the purchase price. The Credit Agreement also provides an available $25 million revolving credit facility (“Revolving Loan”) that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have not borrowed any funds under the Revolving Loan. The current borrowings under the Term Loan will bear interest based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus a 1.25% margin. Our fixed charges (principal repayment and interest) on the Term Loan are projected to be approximately $39.1 million for 2006, which includes the $10.3 million in mandatory principal prepayments made in First Nine Months 2006; however, this estimate would be affected by changes in LIBOR, future mandatory prepayments and our interest rate hedging activities. We will also pay a commitment fee of 0.30% per year on the average daily amount of the unused commitment of the Revolving Loan.

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

Liquidity and Capital Resource Outlook

Historically, cash from operations has met all working capital and investment activity requirements, except for the Macgregor and Plexus Acquisitions, which required external financing, as described above. We believe that our cash flow from operations, existing cash balances and the available Revolving Loan will be sufficient to meet our operating cash and regulatory capital, while also complying with the terms of the Credit Agreement.

Future Accounting Requirements

See Note 18, “Recent Accounting Pronouncements” for a discussion of future accounting requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $131.7 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $131.7 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of September 30, 2006, our other contractual obligations and commercial commitments consisted principally of minimum future rentals under non-cancelable operating leases and minimum compensation under employment agreements at our Hoenig division. Except for the obligations below, there has been no significant change to such arrangements and obligations since December 31, 2005. For additional information, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2005.

In connection with the Macgregor and Plexus acquisitions, we assumed certain lease and sublease agreements for office space. Minimum future rental commitments under non-cancelable operating leases related to these acquisitions are as follows (dollars in millions):

2007	2008	2009	2010	2011
$ 2.1	$2.1	$2.0	$1.5	$0.6

Critical Accounting Policies and Estimates

Except as described below, there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2006, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As a result of the change in the estimated life of capitalized software, pre-tax income was $1.3 million higher, net income was $0.8 million higher and net income per diluted share was $0.02 higher for Third Quarter 2006. For First Nine Months 2006, pre-tax income was $3.5 million higher, net income was $2.1 million higher and net income per diluted share was $0.05 as a result of the accounting change.

Fair Value

We owned two NYSE memberships which were accounted for under the adjusted cost method since inception. In connection with the NYSE Merger, in March 2006 ITG received in exchange for its memberships, a $1.0 million cash dividend and 157,202 shares of NYSE Group common stock. In May 2006 we sold a portion of the NYX Shares. The remaining 55,440 NYX Shares are subject to restrictions on transfer which will be removed on March 7, 2008 and 2009 (for 3,040 and 52,400 shares, respectively). The carrying value of the shares on September 30, 2006 was $3.0 million which is classified as investments in the condensed consolidated statements of financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2004, our Board of Directors authorized the repurchase of five million shares of our common stock and we have two million shares remaining for repurchase under such authorization. During the nine months ended September 30, 2006, we did not repurchase any shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during Third Quarter 2006.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	10.1	Stock Option Agreement between Investment Technology Group, Inc. and Robert C. Gasser (filed herewith)

	10.2	Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser (filed herewith)

	10.3	Form of Restricted Share Unit Agreement between Investment Technology Group, Inc. and Non-Employee Directors of the Company (filed herewith)

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ Howard C. Naphtali
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant