Form 10-K
period 2006-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2007-03-01
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32722

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-2848406
(State of incorporation)	(IRS Employer Identification No.)
380 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 588-4000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $0.01 par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2)   Yes ☐   No ☒

Aggregate market value of the voting stock	Number of shares outstanding of the
held by non-affiliates of the	Registrant’s Class of common stock
Registrant at June 30, 2006:	at February 20, 2007:
$2,204,735,710	44,187,893

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2007 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2006 FORM 10-K ANNUAL REPORT

Investment Technology Group, ITG, Access Plexus, activePeg, AsiaPOSIT, Channel ITG, Compalert, ITG ACE, ITG Australia, ITG Japan, ITG Logic, ITG/Opt, ITG Web Access, Macgregor, Macgregor University, POSIT, ResRisk, ResRisk+, RouteNet, Algorithms, TCA (design), The Future of Trading, TransPort, TriAct, Triton, and VWAP Algorithms are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. ACE Cost Curves, Algoportal, AlterNet, Best Execution (design), BLOCKalert, DarkServer, DarkServer Inside, ITG Algorithms, ITG Dark Algorithms, ITG NET, ITG Solutions Network, Macgregor Financial Network, Macgregor Enterprise Compliance, Macgregor Post Trade, Macgregor Wealth Management, Macgregor XEC, Macgregor XIP, Plexus Plan Sponsor Group, Plexus Alpha Capture, PAEG/L, Plexus Broker Edge Monitor, Plexus Sponsor Monitor, POSIT Alert, POSIT Match, POSIT Now, Powered by POSIT, Radical, TCM, and ITG Triton X are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

i

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A “Risk Factors”, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, which you are encouraged to read.

ii

PART I

Item 1.                        Business

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers, (2) ITG Execution Services Inc., a New York Stock Exchange (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., (9) ITG Solutions Network, Inc., (“ITG Solutions Network”) a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. (“Macgregor”), a leading provider of trade order management technology for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of transaction cost analysis and transition consulting and services to the plan sponsor community, and (10) Block Alert LLC (“BLOCKalert”), a 50% owned joint venture (see Note 4, “Affiliate Equity Transactions”, to the consolidated financial statements).

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

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Europe, Australia, Canada, Hong Kong and Japan (collectively, “Asia”), as well as a research and development facility in Israel.

With the acquisitions of Macgregor and Plexus (then incorporated as Plexus Group Inc.) in January 2006, we began to generate significant recurring revenues related to subscriptions. The subscription-based revenues principally consist of revenues from our connectivity services, order management system and our analytical products. As a result, we now report these revenues separately in our consolidated statements of income as recurring revenue and certain reclassifications have been made to prior period amounts to conform to current period presentation.

Following is a brief overview of ITG’s product line. The entire product line is detailed in the Product Detail section following the Product Overview.

Product Overview

Pre-Trade:

ITG Portfolio: Optimization & Compliance

•        ITG Opt: Helps construct portfolios to optimize risk/return tradeoffs and meet multiple objectives, including transaction costs and tax minimization. Solves complex optimization problems for active, passive, long/short or taxable separate account portfolios.

•        Macgregor Enterprise Compliance: Reduces costly rule violations, eliminates manual rule-checking, and saves time compiling data. Provides the data resources, tracking, and reporting needed to meet pre- and post-trade portfolio compliance demands.

•        ITG Fair Value Model: Assists in handling market timing and pricing volatility issues and meeting regulatory requirements. Uses advanced modeling and independent data to establish fair prices for mutual fund securities that trade in different markets at different times.

ITG Logic: Pre-trade Analytics

ITG Logic helps test and improve trading strategies with advanced cost and risk modeling, identifies the best opportunities to add value, and manages risks throughout the day. The global version covers over forty countries.

Trading:

Macgregor: Order Management

•        Macgregor XIP: A broker-neutral, multi-asset Order Management Network combining portfolio management, compliance, trading, and post-trade applications. Increases the efficiency of the investment process by connecting all internal systems and external parties involved.

ITG Trading Solutions: Execution Management

•        Triton: A list-trading front end that integrates every step in the trading process with full access to markets, algorithms, and a suite of pre- and post-trade analytics.

•        Radical: Delivers instant, broker-neutral access to markets and algorithmic strategies. Maximizes speed, convenience and control with an intelligent interface that anticipates the user’s informational needs.

•        Channel ITG:  Automatically sweeps unplaced shares from Order Management Systems (“OMSs”) to multiple ITG liquidity sources based on specified criteria.

•        Macgregor Financial Network: Enables secure connectivity among institutions and brokers for handling of Financial Information Exchange protocol (“FIX”)-based Indication of Interests (“IOIs”), orders, executions, and allocations. Also provides access to many pre-trade, trading, and post-trade solutions from diverse service providers.

•        AX: A spread-based pairs trading application capable of executing in Canada, the U.S. or cross-border.

ITG Algorithms: Automated Trading

A set of sophisticated strategies designed to reduce market impact, maximize execution quality, and improve overall performance while streamlining workflow. ITG’s approach automates execution based on insights from integrated pre- and post-trade analytics.

•        Dark Algorithms: Distribute orders across destinations, including Alternative Trading Systems (“ATSs”), the POSIT suite of crossing products, and provide access to hidden liquidity in multiple Electronic Communication Networks (“ECNs”).

•        Single Stock Algorithms: Distribute orders across a variety of liquidity destinations, including exchanges and ATSs via scheduled or opportunistic trading strategies.

•        List-Based Algorithms: Manage dollar imbalance, sector imbalance, total risk or tracking error using automated portfolio trading with integrated ATS access.

POSIT: Trade Crossing

Three linked systems, all offering unique liquidity and total anonymity for no-impact executions. Orders cross at the bid/offer midpoint for substantial price improvement.

•        POSIT Match: Provides scheduled matches throughout the day, plus after-hours crosses, that concentrate liquidity with no information leakage. POSIT Match is primarily used for executing block trades and small, illiquid stocks.

•        POSIT Now: Offers continuous crossing with opportunities for price improvement.

•        BLOCKalert: A joint venture with Merrill Lynch, Pierce, Fenner & Smith, Inc. (“Merrill”), this functionality seeks out liquidity before it enters the market. Offers the ability to share trading opportunities with users of many OMSs without time consuming negotiations.

ITG Trading Desk Services: Expert Execution

•        Portfolio and Single Stock Trading:  Uses a consultative approach to help pursue best execution through access to liquidity, cost control and risk management.

•        Hedge Fund Services: Combines hedge fund focused trading capabilities and market research with tools that enable users to manage the entire trading process from a single interface.

Post-Trade:

ITG Post- Trade: Transaction Measurement & Reporting

•        TCA: Optimizes fund performance with tools for cost assessment, peer group comparison, and performance analytics. Helps ensure that the user’s investment process complies with best execution standards.

•        Plexus Alpha Capture: Pinpoints opportunities to improve the investment process by measuring costs at every step from portfolio manager to trader to broker.

•        Plexus BrokerEdge Monitor: Gives brokers data and analysis to demonstrate how much value they add to the execution process.

•        Plexus Plan Sponsor Group Services: Provides independent assessment of managers’ execution efficiency based on proprietary benchmarks.

•        Macgregor Post-Trade: Handles post-trade processing needs through a hosted, exception-oriented solution available as a standalone or as an integrated component of Macgregor XIP.

Product Detail

Pre-Trade

ITG Portfolio

ITG Opt

ITG Opt is a computer-based equity portfolio optimizer, employing advanced techniques to help investors construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to long/short and taxable investors, as well as any investor seeking to control transaction costs.

With ITG Opt users can construct portfolios that meet a wide range of objectives: managing risk, tracking a benchmark, adjusting portfolio tilt to improve returns and tax lot accounting. It also manages execution costs with the help of ITG’s agency cost estimator model.

ITG Opt provides accurate tax-code modeling, including Highest In, First Out (“HIFO”), Last In, First Out (“LIFO”), or First In, First Out (“FIFO”) accounting methods, and has the ability to constrain gross and net capital gains and losses in each holding period. ITG Opt also offers wash sale handling and loss harvesting.

ITG Opt is designed to handle long/short settings, including dollar-neutral, long-biased, short-biased, and variable leverage. Position and trade-size constraints can be set for the long/side, short/side, and net portfolio values, as can exposure to characteristics such as sector, growth/value, and beta. ITG Opt offers extensive back testing, including corporate actions and transaction costs. ITG Opt can conduct sensitivity analysis to assess trade-offs such as transaction costs versus alpha, and risk versus tax loss harvesting.

Macgregor Enterprise Compliance

Macgregor Enterprise Compliance is a comprehensive compliance control and reporting solution supporting all phases of the execution process. It delivers real-time compliance status monitoring and analysis to portfolio managers, traders and compliance officers, providing the necessary power and flexibility to implement all rules applicable to each portfolio. It also delivers the power, flexibility, and transparency required to meet pre-trade and post-trade portfolio compliance challenges. Macgregor Enterprise Compliance is available standalone or as an integrated component of Macgregor XIP.

ITG Fair Value Model

The ITG Fair Value Model helps mutual fund managers meet obligations to investors and regulators to fairly price their funds, and reduce the occurrence and costs of market timing. Over 70 money managers and fund administrators, covering approximately 600 mutual funds, use the ITG Fair Value Model. The ITG Fair Value Model provides adjustment coefficients for more than 49,000 securities across more than 50 markets globally each U.S. trading day. In addition, ITG Europe provides adjustment coefficients each European trading day for the securities covered by the European version of ITG Fair Value Model. The ITG Fair Value Model was developed to help meet regulatory requirements and achieve greater control over volatile pricing and helps measure and improve the ongoing fair value process. Covering all major global equity markets, the model supplies a monitoring report for each country, with information on universe coverage and the model’s historic performance. The information is updated daily and made available for client download shortly after the U.S. market closes.

ITG Logic

ITG Logic is a pre-trade analysis tool for traders and portfolio managers that enables them to enhance portfolio returns by helping identify outliers, equities likely to deviate the most from the benchmarks on any given day. Once outliers are identified, ITG Logic analyzes the implication of different execution strategies and suggests a spectrum of efficient strategies. It is offered through an integrated platform, to portfolio managers, traders, and transition managers. ITG Logic incorporates a robust cost estimate model, the ITG agency cost estimator, which determines the implicit costs of trading, and spread and price impact. Users can input parameters into the model to estimate how much each execution strategy will cost. Trade list optimization capabilities allow users to assess and control portfolio risk, and powerful equity risk models help assess the tradeoff between cost and risk. ITG Logic is designed to give traders and portfolio managers the means to analyze trade lists and liquidity, and to provide recommended strategies to achieve low market impact and low cost trading. ITG Logic also helps predict price movement and stock inter-relationships in order to measure impact and assess risk.

ITG Logic permits consolidated reporting and various delivery mechanisms. In addition to web-based browser delivery, the system includes web-services functionality, allowing swift integration with proprietary client and third-party order management systems. Data input and reporting are facilitated through web browsers, real-time dynamic Microsoft Excel spreadsheet applications, and integration into order management systems. The ITG Logic tool is offered both as a standalone set of applications, through the Triton execution management system and through the Macgregor Order Management Network.

Trading

Macgregor

Macgregor XIP

Macgregor XIP is a broker-neutral, multi-asset class OMS that combines portfolio management, compliance, trading, and post-trade applications with a fully integrated and supported financial services IP network. Macgregor XIP enables buy-side firms to execute their investment decisions with increased speed, control, and efficiency, which results in improved performance. It optimizes the execution process from initial portfolio decision to final settlement by connecting all internal and external parties. Macgregor XIP includes access to numerous brokers, ECNs, algorithmic trading solutions, direct market access providers and post-trade service bureaus.

ITG Trading Solutions

Triton

Triton is ITG’s list-trading front-end, bringing a complete set of integrated execution and analytical tools to the user’s desktop. Triton was built using a Windows-based architecture for ease of use customization and tight integration with the user’s desktop environment.

Fully customizable, multi-asset, and broker neutral, Triton provides an array of execution venues and automated strategies, including access to ITG pre- and post-trade analytical tools, crossing liquidity, and ITG and third-party algorithms. Triton integrates every step of the trading process and works seamlessly with several OMSs. With so many capabilities through a single user interface, Triton gives traders the flexibility to navigate the markets’ complexities in real time and provides broker-neutral connectivity to more than 80 destinations, giving traders pricing power and freedom of choice. From the Triton desktop, users can perform trade management functions, make order execution decisions, monitor trading results, access real-time and historical market data, and utilize trading analytics. Triton supports sophisticated portfolio aggregation and allocation functions. Finally, Triton is a multi-user system, allowing work groups to share access to portfolios and track trading results.

Revenues are generated through commissions and transaction fees charged for each trade electronically routed through Triton and executed on one of the many destinations available from the application. ITG does not derive royalties from the sale or licensing of the Triton software. Over the next 18-24 months, ITG plans to merge Triton and Macgregor XIP into a new product called ITG Triton X.

Radical

Radical is an innovative, broker-neutral trading system that brings all the major markets directly to a trader’s desktop. Radical offers the reliability, speed, and anonymity traders need to make the most effective trades at a low cost. With Radical, traders have instant direct access to exchanges, ECNs, major broker-dealers, and ITG destinations such as POSIT and ITG Algorithms.

Radical offers access to various markets, allowing users to work efficiently, with the goal of cost efficiency. Order generation tools help traders quickly access liquidity, streamlining workflow and increasing productivity. With direct access to POSIT and to market destinations, Radical users avoid the risk of information leakage. Radical integrates with various OMSs, providing seamless trading. Radical’s flexibility offers clients the ability to easily handle multi-account, multi-trader setups. Users can view and act on other traders’ orders, trade for multiple accounts in the same window, and track positions by trader or in the aggregate.

Revenues are generated through commissions and transaction fees charged for each trade electronically routed through Radical and executed on one of the many destinations available from the application. ITG does not derive royalties from the sale or licensing of the Radical software.

Channel ITG

Channel ITG provides an integrated link to the trade blotter of most OMSs. Channel ITG is a tool that lets users automatically sweep unplaced shares from an OMS to multiple ITG liquidity sources, including the POSIT suite (POSIT Match, POSIT Now and BLOCKalert). With seamless access to ITG liquidity, Channel ITG is fully integrated with most OMSs, including, but not limited to EZE Castle, Charles River, Indata, LatentZero, and Macgregor XIP. Channel ITG allows the user to set sweep criteria, controlling which unplaced shares are available for sweeping. The user may then review and adjust uncommitted entries in Channel ITG prior to sending them to an ITG destination. As trades are executed, the positions in the user’s trade blotter are updated in real time. Channel ITG also issues reminders of upcoming POSIT Match crosses. ITG does not derive royalties from the sale or licensing of the Channel ITG software.

Macgregor Financial Network

The Macgregor Financial Network (“MFN”) has provided secure, reliable, and fully supported connectivity between buy-side and sell-side clients for the communication of FIX-based IOIs, orders, executions, and allocations. MFN has now expanded beyond FIX to include a broad range of pre-trade, trade, and post-trade solutions from a diverse group of service providers. MFN provides connectivity to over 300 brokers and access to dozens of algorithmic trading tools, direct market access solutions, and ATSs that have already been tested and certified to work with ITG software. The MFN security technology includes hardware encryption, access lists, and address translation. MFN provides a secure, efficient mechanism for delivering services to the desktops of the many buy-side firms that are already certified on the network.

Revenues are generated through fixed price connectivity fees and also through commission-based fees on a segment of the trades electronically routed through the MFN.

In 2007, we will merge the MFN and ITG’s internal routing network into one offering that we will refer to going forward as ITG Net.

AX

AX is an equity trading front end that is specialized in trading pairs. It is capable of executing Canadian, U.S. or cross-border securities. AX is a spread-based pairs trading application that allows ratios between the buy and sell legs to be defined along with an optional cash component. The application then updates calculations with every quote change in the equities it is traded, and with each foreign exchange (US$/CAD$) quote change. AX includes many risk controls and price improvement options to tailor pairs to specific needs including switch trades, risk-arbitrage, statistical arbitrage, interlisted arbitrage, cross ownership and related equities trades.

ITG Algorithms

ITG Algorithms are automated trading systems that accept orders from client workstations and execute the orders using computerized trading algorithms. ITG’s full suite of automated strategies offers portfolio managers and traders a streamlined way to trade orders more quickly, comprehensively and cost-efficiently. This approach taps into hidden liquidity while remaining anonymous thereby lowering market impact costs and improving overall performance. ITG Algorithms also integrate ITG pre-trade analysis and post-trade evaluation tools to create a feedback mechanism for greater execution consistency. With this combination, portfolio managers and traders can achieve measurable, repeatable results. ITG Algorithms can be customized so that they fit easily into the user’s workflow and current processes.

All ITG Algorithms are accessed electronically by clients via Triton, Radical, direct connections, or ITG’s Trading Desk Services. Each ITG Algorithm is an automated trading agent pre-programmed with a particular trading style. By using these agents, traders can focus their attention on a subset of their orders, letting the ITG Algorithms trade the rest of the orders on the list.

As part of its Algorithm suite, ITG offers alternatives to routing trades that can help capture blocks of liquidity with a combination of speed and confidentiality. ITG Block Routers continuously scan markets for liquidity with an emphasis on capturing the quote without posting the trade. The ITG Smart Order Router uses a proprietary algorithm to give users speed and direct connectivity, exhausting all available quantities at the best available price level in all destinations before moving on to the next level.

ITG Algorithms help users pursue best execution through the following suites of algorithms:

ITG Dark Algorithms—Seek hidden liquidity among all visible, hidden, reserve and discretionary quantities.

•       Dark ATS: Splits orders among ATS destinations—POSIT Match, POSIT Now, and other ATSs.

•       Dark Opportunistic: Uses immediate or cancel orders to search for hidden liquidity in ECNs and to take liquidity when spreads, prices, and liquidity are attractive.

•       Dark Float: Higher fill rates than Dark ATS or Dark Opportunistic by using a passive algorithm to earn the spread in the open market.

ITG Single Stock Algorithms—Seamlessly accesses ATS liquidity while simultaneously using scheduled or opportunistic strategies

•       ITG Active: Provides liquidity to the markets and opportunistically accesses liquidity while maximizing ATS usage.

•       Volume Participation: Participates at a specified percentage of printed volume.

•       Time-Weighted Average Price (“TWAP”): Executes orders over a requested time horizon, spreading trades along a linear volume distribution.

•       Volume-Weighted Average Price (“VWAP”): Executes orders over specified time horizon, spreading trades along a historical volume distribution.

ITG List-Based Algorithms—Manages dollar or sector imbalance, total trading risk or tracking error using automated portfolio trading with integrated ATS access.

•       Implementation Shortfall: Intelligently schedules large trades to minimize execution costs and degree of risk using ITG agency cost estimator pre-trade modeling.

•       Dollar Neutral: Maintains or reduces the dollar imbalance of the trade list with the option to reduce the list’s total risk or tracking error.

•       Sector Neutral: Reduces the dollar imbalance within each sector in the trade list

•       Total Risk Reduction: Works to maintain or reduce the total risk of the trade list.

•       Tracking Error Reduction: Maintains or reduces the tracking error of the trade list to a user-specified index.

•       Best Market Algorithm: Automatically finds the best price in North America for orders in U.S. and Canadian inter-listed securities.

•       Foreign Exchange (FX) Server: Available in U.S. and Canada to help eliminate the inefficiencies of time consuming FX-conversion. This algorithm provides U.S. dollar trading of Canadian securities and Canadian dollar trading of U.S. securities.

POSIT

ITG POSIT crossing destinations, including POSIT Match, POSIT Now, and BLOCKalert, give buyers and sellers opportunities to match equity orders with complete confidentiality, no market impact, and the cost savings of midpoint pricing. POSIT offers unique value for traders with active, quantitative, and passive trading styles. POSIT provides access to rich, diverse liquidity, is useful for all trading styles and is especially valuable for trading small, illiquid names. All POSIT products cross at the midpoint of the National Best Bid or Offer (“NBBO”).

POSIT Match

POSIT Match was introduced in 1987 in the U.S. as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to serve the active trading and broker-dealer communities including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds. POSIT is also available in Europe and the Asia-Pacific region.

With scheduled matches throughout the trading day and after-hours crossing, POSIT Match offers concentrated liquidity across a broad range of securities, including small, medium, and large cap stocks. POSIT Match anonymously compares buy and sell orders and crosses them, with no market impact, resulting in improved execution prices. The after-hours crosses run after the close of the intraday trading session and all trades are priced at the day’s closing price. Immediately after each match, clients receive electronic reports showing match results for their orders.

POSIT Match also offers controls to help manage risk, allowing traders to improve sector balancing and the liquidity profile of a portfolio. Users can also specify tracking error constraints and set dollar or share constraints on an entire portfolio. POSIT Match offers order enhancements such as minimum share execution and price constraints and control. POSIT Match can monitor price fluctuations due to news and volatility. The POSIT Match after-hours crosses share the same features as the intraday matches, plus protection of orders through filtering for news and price movements after the market close.

Orders may be submitted to the system directly via ITG systems or other computer-to-computer links, or indirectly through POSIT Now, ITG Algorithms, or ITG trading personnel. ITG works in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT Match from trading products distributed by Bridge Information Systems, BRASS, Bloomberg and other third-party OMSs.

Clients can also access POSIT Match through ITG’s brokerage subsidiary, AlterNet. AlterNet enables clients to execute trades in POSIT Match on a net basis, with the commission payable to ITG for the POSIT Match trade included in the price at which the client executes their POSIT Match trade. This feature is particularly attractive to our broker-dealer customers and AlterNet was created in response to broker-dealers’ desires to facilitate net pricing in POSIT Match.

POSIT Now

POSIT Now offers continuous intraday crossing with complete anonymity and continuous crossing opportunities. It provides access to market flow, supplier liquidity and to POSIT Match. It can also attract liquidity from sources that are not currently available in the market through BLOCKalert, Traders can expose single stocks or list orders to continuous trading opportunities over a user-specified time horizon. Distinct liquidity sources include an ongoing flow of market bound orders, orders from other liquidity suppliers and participation in POSIT Match’s intraday crosses.

In 2005, ITG introduced access to POSIT Now through AlterNet. This allows brokers to participate in POSIT Now and have seamless access to POSIT Match, while receiving the net pricing they require in both trade execution venues.

BLOCKalert

BLOCKalert was initially launched as POSIT Alert in 2005. In 2006 ITG announced a joint venture with Merrill to create a global block order crossing service. BLOCKalert, powered by POSIT, seeks out crossing opportunities in the trade systems of participating clients and has the ability to tap into trading opportunities before they enter the market. It provides the convenience of negotiated crossing systems, along with broader liquidity and no information leakage.

BLOCKalert scans uncommitted positions on client trading systems. When a crossing opportunity is detected, users of systems like Triton and Channel ITG are notified that an opportunity exists. If they elect to participate, their order is sent to POSIT Now where it will cross, priced at the midpoint of the NBBO, with other BLOCKalert participants, as well as any matching orders already present in POSIT Now. BLOCKalert offers a way to tap into a vast reserve of hidden liquidity with no information leakage.

BLOCKalert is currently available in the U.S. and is expected to be launched in other global markets during 2007.

ITG Trading Desk Services

Portfolio and Single-Stock Trading

ITG offers clients a full range of portfolio and single-stock trading as part of its consultative approach. The Portfolio and Single-Stock Trading group helps customers gain access to the unique liquidity of POSIT, as well as major global markets, ECNs, brokers, and ATSs. When a client trade is sent to the Portfolio and Single-Stock Trading Group, it is evaluated through pre-trade analysis to determine aggregate portfolio characteristics, estimate market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using Triton and ITG Algorithms, and then uses Triton to route orders to multiple market destinations, including primary exchanges, regional exchanges, ATSs, ECNs, and market makers. The group can also actively seek the contra side of client orders by soliciting interest among other clients. After a portfolio execution is complete, clients are provided with comprehensive reports analyzing execution results utilizing ITG’s post-trade tools.

Hedge Fund Services

Through its Hedge Fund Services, ITG offers clients trading services and third-party independent research. ITG Hedge Fund services can help consolidate trading relationships, streamline a client’s workload, improve efficiency and reduce operational challenges. ITG’s Hedge Fund Services group was formed after ITG acquired Hoenig, partnering a traditional brokerage approach with the Radical technology. As a result, the Hedge Fund Services group, which has been devoted to proactive soft dollar services for 35 years, is backed by the full global trading resources and capabilities of ITG.

ITG Hedge Fund Services focuses on direct market access as the central hub of trading activity. Both Radical and Triton offer traders anonymous, broker-neutral access to major exchanges, ECNs, the POSIT crossing suite, ITG Algorithms, and all major broker-dealers. ITG Hedge Fund Services also understands the legal and regulatory issues surrounding hedge funds, and can structure and monitor directed brokerage activities and commission arrangements under Section 28(e) of the Exchange Act.

Post-Trade

ITG Trading Analysis

TCA

The TCA (Transaction Cost Analysis) service offers a window into the entire investment process, helping clients address best execution practices. TCA assesses trading performance and implicit costs under various market conditions, so users can adjust trading strategies, reduce trading costs and boost fund performance. Clients work with ITG’s consultants to customize analysis to their investment process, generate feedback, assess trading tactics and reduce slippage.

Transaction cost measurement is critical to controlling trading costs and has become a focus of the U.S. and international trading communities. TCA’s web-based transaction cost analysis service identifies, measures and analyzes trading costs, and delivers daily results. Integrated with Triton and the Macgregor Order Management Network, TCA reports are available throughout the trading day. Clients can generate a large variety of standard reports built into the browser-based application. The product offerings spanning the service include the core TCA web-based transaction cost tool, the ITG Peer Group Database, a custom reporting facility, and consulting services.

The core TCA post-trade reporting facility allows users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Over 30 benchmarks are available as part of the core product, including the VWAP, closing price, pre-trade midquote and last trade.

TCA also helps the investment process adhere to compliance standards. To accomplish this, TCA aids in evaluating trading performance, as well as broker selection and oversight. It helps users identify and monitor implicit costs of trading, along with spread and price impact, through an agency cost estimator model. Users can analyze relative trading performance against the industry’s most extensive database of trades and a wide variety of reference prices.

Plexus Alpha Capture

The Plexus Alpha Capture service measures costs throughout the investment process, creates standard benchmarks based on all clients’ results, and provides insights into where the process can be improved. Quarterly consultations focus on practical recommendations. Reporting cycles include daily, weekly, monthly, and quarterly reports. Reports are available in hard copy, in pre-formatted web-based format, or customized web-based facilities that allow both drill-down and drill-through analyses. The Plexus Alpha Capture service extends across international markets.

Plexus BrokerEdge Monitor

Plexus BrokerEdge Monitor, produced quarterly, rates the quality of brokerage based on actual customer trades. It offers unbiased, peer comparisons. Trades are benchmarked against the four most recent quarters of experience with trades of similar size, liquidity, company capitalization, momentum and other characteristics. Plexus BrokerEdge Monitor provides data and analysis brokers can use to show their clients how much value they add to the trading process.

Plexus Plan Sponsor Group Services

Plexus Plan Sponsor Group Services offers plan sponsors, mutual funds, insurance companies and fund-of-fund managers an objective way to examine the trading process, from stock selection through implementation. The Plexus Sponsor (or Fund) Review offers an overview of fund costs and rankings. By using a client’s complete trade data set, the Plexus Sponsor Monitor and Fund Monitor services create an assessment of a manager’s transaction costs. Quarterly or annual reports, supplemented by an on-line drill-down application, detail each manager’s total execution costs, broker usage, relative trade performance and execution quality. The Plexus Plan Sponsor Group Services also offers independent, broker-neutral pre- and post-transition reports, as well as implementation consulting assistance.

Macgregor Post-Trade

Macgregor Post-Trade provides automated and integrated post-trade exception handling capabilities and connectivity to the industry’s post-trade utilities. Macgregor Post-Trade is available standalone or as an integrated component of Macgregor XIP.

The Macgregor Post-Trade offering provides connectivity to industry trade processing utilities such as Omgeo and SWIFT, reducing initial start-up and ongoing costs. A unified front-end workstation and ASP-delivered service bureau minimizes the resources required to handle application and interface maintenance and upgrades. Macgregor Post-Trade is a hosted facility that provides end-to-end financial messaging and business process workflow capabilities. A web-deployed operations workstation provides a consolidated view for monitoring and managing all post-trade activity, including trades that originate outside of the Macgregror XIP Order Management Network.

ITG Solutions Network

ITG Solutions Network, a broker-neutral, wholly-owned subsidiary of ITG, offers an array of open and flexible solutions covering portfolio management, pre-trade analytics, order management and post-trade analysis to help clients improve their investment process. ITG Solutions Network was formed in January 2006 and houses ITG’s pre- and post-trade analytics, as well as the Macgregor product suite.

In January of 2007, we integrated sales, support and development resources with ITG to facilitate the integration process of the Execution Management System and OMS. We believe this will help eliminate overlaps and potential development inefficiencies, helping us move at an aggressive pace that’s needed to maintain our edge in a highly competitive market. ITG Solutions Network will continue to remain an internal business unit.

International Operations:

ITG International

ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and other U.S. offices, ITG has a Canadian arm in North America. In Europe, ITG has offices in London, and Dublin, and supports European broker dealer business with a development office in Tel Aviv. In the Asia Pacific region, ITG has a presence in Sydney, Melbourne, Hong Kong and Tokyo. Local representation in regional markets provides an important competitive advantage for ITG.

Australia

In 1997, ITG launched ITG Australia, an institutional brokerage firm that specializes in transaction research and cost-saving execution of Australian equities. ITG provides institutional investors in Australia with a range of  ITG’s products and services including POSIT Match for the Australian market and ITG’s analytics for measuring trading costs throughout the trading process, TCA and ITG Logic.

Canada

ITG Canada was founded in 2000 and functions as an institutional broker-dealer focusing on Canadian equities. ITG Canada is a leading provider of best execution tools and expertise throughout the investment cycle from portfolio creation, pre-trade cost and risk estimation, to trade execution, and post-trade analysis. In Canada, ITG provides algorithms, agency/portfolio trading services, portfolio optimization tools, pre-trade/market impact cost and risk modeling, TCA and custom client defined solutions. ITG Canada customers include asset/investment managers, broker dealers and hedge funds.

Europe

Established 1998, ITG Europe was founded to provide institutional investors in European equities with a complete set of tools and services to improve investment transaction costs, risk management, access to liquidity and optimization of portfolio construction. In Europe, ITG operates POSIT Match and POSIT Now, which currently offers the opportunity to trade in Austrian, Belgian, Danish, Dutch, Finnish, French, German, Irish, Italian, Norwegian, Portuguese, Spanish, Swedish, Swiss, and UK equities. Other execution services available in Europe include ITG’s trading desk and Triton,  ITG’s broker neutral execution management system. ITG’s analytics for measuring trading costs throughout the trading process, TCA and ITG Logic, are also available in Europe. Electronic connectivity options include Channel ITG, FIX-protocol and other customized solutions.

Hong Kong

In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on applying ITG’s cost-saving technologies for its clients. POSIT Match was launched in Hong Kong in 2002. In addition to POSIT Match, ITG in Hong Kong provides execution capabilities and TCA.

Japan

In early 2005, ITG Japan, a Bermuda-registered company, established a branch office in Tokyo in anticipation of commencing an institutional broker-dealer in Japan. Following the issuance of a dealer’s license from the Japanese Financial Services Agency (“FSA”), ITG initiated trading operations in September 2005.

Japan continues to be in the very early stages of development, and we do not expect significant progress until at least 2008. Recently, a number of modifications have been made to ITG’s trading activities in Japan. ITG has long been able to execute all off-shore Japanese trades via its Hong Kong office. Domestic Japanese trades are currently not being undertaken until our integrated Triton product suite is available for the Japanese market and therefore, we are not forecasting any trading commissions in Japan for 2007.

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

In June 2004, Barra was acquired by Morgan Stanley Capital International Inc. (“MSCI”) and on December 15, 2004, we entered into an agreement with MSCI to acquire MSCI and Barra’s ownership interest in the POSIT Joint Venture (the “POSIT Transaction”) for $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). The POSIT Transaction closed on February 1, 2005, at which time we became the owner of all right, title, interest, including all intellectual property rights of the POSIT Joint Venture. In September 2006, we accelerated the remainder of the contingent consideration payments into an $11.7 million one-time final payment, per the terms of the agreement, to satisfy the future consideration obligation. Including this one-time payment, the total of the contingent component amounted to $14.3 million.

Prior to the closing of the POSIT Transaction, pursuant to license agreements with the POSIT Joint Venture, ITG Inc., ITG Australia, ITG Europe and ITG Hong Kong paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. For the years ended December 31, 2005 and 2004, we paid aggregate royalties to the POSIT Joint Venture of $1.1 million and $13.7 million, respectively, under the license agreements.

Regulation

Certain of our U.S. and non-U.S. subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations (“SROs”), principally the National Association of Securities Dealers, Inc. (“NASD”), the New York Stock Exchange and other national securities exchanges. In addition to federal and SRO oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non-U.S. subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker-dealer subsidiaries in accordance with the rules they have adopted and amended from time to time.

ITG’s principal regulated subsidiaries and BLOCKalert, a 50% owned joint venture, are discussed below.

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

•       ITG Execution Services is a U.S. broker-dealer registered with the SEC, NYSE, PCX, Boston Stock Exchange (“BSE”), Chicago Stock Exchange (“CHX”), Philadelphia Stock Exchange (“PHLX”) and New York State. ITG Execution Services’ principal self-regulator is the NYSE.

•       BLOCKalert has applied for registration with the NASD and SEC as a broker-dealer, and we expect that BLOCKalert’s registration will become effective within the upcoming months.

•       Blackwatch Brokerage, Inc. (“Blackwatch”) is a U.S. broker-dealer registered with the SEC, NASD, and five states.

•       Plexus Plan Sponsor Group, Inc. is registered with the SEC as an investment adviser.

•       ITG Canada is a Canadian broker-dealer registered with the Investment Dealers’ Association (“IDA”), OSC and 5 other Provincial securities authorities (Alberta Securities Commission, British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, and Saskatchewan Financial Services Commission). ITG Canada is a member of the Toronto Stock Exchange (“TSX”) and TSX Venture Exchange.

•       ITG Australia, an Australian broker-dealer, is a participating organization of the Australian Stock Exchange Limited (“ASX”) and a holder of an Australian Financial Services License issued by the Australian Securities and Investment Commission. ITG Australia’s principal regulator is the ASX.

•       ITG Europe refers to Investment Technology Group Limited (“ITGL”) and/or its wholly owned subsidiary Investment Technology Group Europe Limited (“ITGEL”). ITGL and ITGEL are authorized by the Irish Financial Services Regulatory Authority (“IFSRA”) under Section 10 of the Investment Intermediaries Act, 1995. ITGL’s POSIT business is also regulated by IFSRA under the Committee of European Securities Regulators’ Standards for Alternative Trading Systems. ITGEL’s London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom. ITGL is a member of the London Stock Exchange (“LSE”), Deutsche Boerse and Euronext.

•       ITG Hong Kong refers to ITG Hong Kong Limited and/or its affiliates ITG Securities (Asia) Limited (“ITG Asia”) and Hoenig (Far East) Limited (“HFE”). ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a dealer’s license issued by the Securities and Futures Commission of Hong Kong (“SFC”), with the SFC acting as its principal regulator.

•       ITG Japan, refers to ITG Japan Ltd., an institutional broker-dealer operation in Japan. ITG Japan is regulated by the FSA.

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

ITG Inc., AlterNet, ITG Execution Services and Blackwatch are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a U.S. broker-dealer’s insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada is required by Canadian law to belong to the Canadian Investors Protection Fund (“CIPF”). In the event of a Canadian broker-dealer’s insolvency, CIPF provides protection for client accounts up to CAD$1 million per customer.

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

Net Capital Requirement

ITG Inc., AlterNet, ITG Execution Services and Blackwatch are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. For further information on our net capital position, see Note 18, “Net Capital Requirement”.

Research and Product Development

We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our consolidated statements of income, we expensed research and development costs amounting to $29.9 million, $26.1 million, and $23.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Employees

As of December 31, 2006, we employed 1,060 personnel globally, of which our U.S. Operations and our International Operations employed 821 and  239 personnel, respectively.

Availability of Public Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://investor.itg.com. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY, 10017, attn: Investor Relations.

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

Decreases in Trading Volumes or Market Prices

Declines in the volume of securities trading and in market liquidity generally result in lower revenues from our commission generating products. In addition, our trading commissions outside the U.S. and Canada are based on the value of transactions (rather than volume based), which would be adversely affected by price declines. Our profitability would be adversely affected by a decline in trading revenues because a significant portion of our costs are fixed. For these reasons, decreases in trading volume or securities prices could have a material adverse effect on our operating results.

Regulation

General

The securities markets and the brokerage industry in which we operate are subject to extensive regulation in the U.S. and other jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. In our case, the impact of regulation extends beyond “traditional” areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets.

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

Regulation NMS

On June 9, 2005 the SEC adopted “Regulation NMS”. Regulation NMS incorporates four substantive provisions related to the regulatory structure of the U.S. equity markets. Subject to applicable exceptions, Rule 611 of Regulation NMS requires trading centers (which would include national securities exchanges, national securities associations that operate an SRO trading facility, ATSs (such as POSIT Match and

POSIT Now), exchange market makers, broker-dealers that execute orders internally by trading as principal, or broker-dealers, such as ITG Inc., that execute orders internally by crossing orders as agent) to establish, maintain, and enforce written policies and procedures reasonably designed to prevent the execution of trades at prices inferior to protected quotations displayed by other trading centers. To be protected, a quotation must be immediately and automatically accessible. Rule 610 requires fair and non-discriminatory access to quotations, establishes a limit on access fees, and requires each national securities exchange and national securities association to adopt and enforce rules that prohibit their members from engaging in a pattern or practice of displaying quotations that lock or cross automated quotations. Rule 612 generally prohibits market participants from accepting, ranking or displaying orders, quotations or indications of interest in pricing increments finer than one penny. The rule does not prohibit systems, such as POSIT, that match unpriced orders at the midpoint of the best bid and offer from executing such orders in share prices of less than one cent. Finally, Regulation NMS would amend the various national market system joint industry quotation and trade reporting plans to modify the formulas for allocating net income among the exchanges and national securities associations that are the participants of such plans. Rule 611 of Regulation NMS will apply to an initial group of pilot NMS stocks on May 21, 2007. The remainder of NMS stocks will become subject to Rule 611 of Regulation NMS on July 9, 2007. We cannot predict the extent to which any future regulatory changes associated with most of the rules in Regulation NMS would affect our business.

Regulation ATS

Before Regulation ATS went into effect on April 21, 1999, we operated POSIT pursuant to a “no-action” letter from the SEC staff which stated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT Match and POSIT Now as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT Match nor POSIT Now is registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of ATSs such as POSIT Match and POSIT Now. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon ATSs. Similarly, the non-U.S. POSIT systems are subject to various regulations in the jurisdictions in which they operate, changes to which can have a negative impact on each POSIT system’s ability to operate.

Net Capital Requirement

Each of our broker-dealer subsidiaries is subject to regulatory capital requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by U.S. or international regulatory bodies, and ultimately could require its liquidation. Historically, all regulatory capital needs of ITG Inc., AlterNet, ITG Execution Services and Blackwatch have been provided by cash from operations. While we believe that cash flows from operations will continue to provide ITG Inc., AlterNet, ITG Execution Services and Blackwatch with sufficient regulatory capital, we have established a $25 million credit facility which can be accessed to supplement our existing regulatory capital, as needed.

Soft Dollars

In the U.S., the provision of research to investment managers in consideration of commissions is conducted in conjunction with the investment manager’s reliance upon the safe harbor provided under Section 28(e) of the Exchange Act. The safe harbor protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

The SEC from time to time has been urged by competitors of the Company and others to seek Congressional reconsideration of Section 28(e) or alter its scope, including modifying the nature of Section 28(e) from a safe harbor to a mandatory regime for the use of soft dollars applicable to all investment advisors (including those not registered with the SEC). On July 24, 2006, the SEC issued an interpretive release modifying the scope of brokerage and research services and client commission arrangements under Section 28(e) (the “SEC Interpretive Release”).

In the UK, the use of soft dollars (known as “soft commissions”) has been restricted via regulations and guidance issued by the national financial regulator, the Financial Services Authority (“UK FSA Regulations”). The UK FSA Regulations, effective as of January 1, 2006, restrict investment managers’ use of directing commissions to the purchase of execution and research services, and further limit the type of services that may be the subject of a soft dollar arrangement. Further, investment managers in the UK, like managers in the U.S., must now give customers periodic disclosures setting out how commissions have been spent, and what services have been obtained.

We do not believe that the SEC Interpretive Release, which became effective as of January 24, 2007, or the UK FSA Regulations, will have a material adverse affect on our business. However, increased scrutiny placed upon soft dollar practices in light of the recent SEC and UK Financial Services Authority attention to this area, may cause certain clients to further restrict their use of soft dollars, which could, in the aggregate, materially impact our business.

From time to time, other regulatory or governmental entities, as well as industry groups, have issued statements, reports and best practices regarding soft dollars. Any regulatory changes or industry best practices that narrow the definition of research or services provided in Section 28(e) and UK FSA Regulations, respectively, limit the scope, or modify the nature, of the Section 28(e) safe harbor, further restrict investment managers’ use of directing commissions to the purchase of services under UK FSA Regulations or impose onerous record-keeping, reporting or other obligations regarding soft dollar and directed brokerage arrangements could have a material adverse effect on our operations.

Competition

The financial services industry generally, and the securities brokerage business in which we engage in particular, is extremely competitive, and we expect it to remain so. The automated trade execution and analysis services offered by us compete with services provided by leading brokerage firms, transaction processing firms, providers of electronic trading and trade order management systems, and financial information services. Our extensive suite of products does not directly compete with a particular firm, however, each of our products may compete with various firms. On the pre- and post-trade side, our products compete with several broker dealer-affiliated and independent companies. On the execution side, our POSIT suite competes with various national and regional securities exchanges and execution facilities, ATSs and ECNs for trade execution services. There has been a recent proliferation of ATSs in the U.S. market. These include traditional ATSs, as well as sell side consortiums and exchange-sponsored crossing systems. In addition, the number of  direct market access and algorithmic trading products that compete with the suite of products offered under ITG Trading Solutions and ITG Algorithms, continues to increase. Lastly, our Macgregor product line competes with an array of OMS vendors, most of which are not affiliated with broker dealers, which may be a factor for customers when choosing OMS systems. Many of our competitors have substantially greater financial, technical, marketing and other resources which, among other things, enable them to compete with the services we provide on the basis of price, and a willingness to commit their firms’ capital to service a client’s trading needs on a principal, rather than on an agency, basis. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Outside the U.S., in addition to our U.S. competitors with international capabilities, we compete with non-U.S. financial service companies that may also have long-standing, well-established relations with their clients, some of which also hold dominant positions in their trading markets. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that our products and services have established certain competitive advantages, our ability to maintain these advantages will require continued identification of enhancements to our products, investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our current competitive advantage.

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

Clearance and Settlement Risk

During the second quarter of 2007, we expect that our U.S. brokerage operations will become self-clearing. As a clearing member firm, we may have to finance our clients’ unsettled positions and we could be held responsible for the defaults of our clients. Although we regularly review credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect ITG. There is no guarantee that our U.S. brokerage operations will become self-clearing during the second quarter of 2007 or at all, or that we will successfully or efficiently implement self-clearing processes. In the event of a delay or unsuccessful or inefficient implementation, we could experience losses or reduced profitability.

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

Dependence on Major Customers

Our broker-dealer customers may discontinue use of our services at any time. The loss of any significant customers could have a material adverse effect on our results of operations. In addition, the loss of significant POSIT customers could result in lower share volumes of securities submitted to POSIT systems around the world, which may adversely affect the liquidity of the systems, reducing their attractiveness to our customers and adversely affect our trading volumes, operating results and financial condition.

The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2006	2005	2004
Largest customer	3.2%	6.6%	6.1%
Second largest customer	2.0%	2.7%	2.2%
Third largest customer	1.9%	2.6%	2.2%
Ten largest customers	16.9%	25.2%	22.5%

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

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

U.S. Operations

Our principal offices are located at 380 Madison Avenue in New York, New York. We currently lease approximately 101,000 square feet of office space on several floors pursuant to coterminous leases expiring in January 2014.

We also have an office at 44 Wall Street in New York, New York, where we occupy approximately 15,800 square feet pursuant to a lease expiring in April 2012.

We maintain a research, development, sales and technical support services facility in Culver City, California where we occupy approximately 78,000 square feet of office space. 24,000 square feet of office space is located at 600 Corporate Pointe. An additional 54,000 square feet of office space is located at 400 Corporate Pointe. Both leases expire in December 2016.

Additionally, we have regional offices in Boston, Massachusetts where we occupy approximately 58,800 square feet of office space pursuant to two leases expiring in April 2010 and May 2011, respectively.

The Hoenig division maintains an office in Rye Brook, New York where we occupy approximately 28,000 square feet of office space. The lease agreement expires in December 2010.

We have a research facility in Madrid, Spain where we occupy approximately 4,100 square feet of office space. We lease the space pursuant to a five-year lease agreement that expires in May 2009. This research facility serves our U.S operations.

International Operations

ITG Canada has offices in Toronto, Canada where we occupy approximately 16,300 square feet of office space pursuant to two leases expiring in March 2008 and December 2016, respectively.

ITG Europe has offices in Dublin, Ireland and London, England where we occupy approximately 4,000 and over 7,000 square feet of office space, respectively. We lease the Dublin space pursuant to a lease agreement that expires in July 2018, and we lease the London space pursuant to a lease expiring in March 2007 and a lease agreement that expires in September 2013.

ITG Australia has trading facilities in Melbourne and Sydney, Australia where we occupy approximately 7,300 and 5,200 square feet of office space, respectively. We lease the Melbourne space pursuant to a lease agreement that expires in November 2007 and we lease the Sydney space pursuant to a lease agreement that expires in February 2010.

Our Hong Kong operations occupy approximately 11,600 square feet of office space in Hong Kong pursuant to two leases, which expire in June 2007 and September 2009.

The operations of ITG Japan occupy approximately 3,100 square feet of office space. The lease agreement expires in March 2009.

We have a research facility in Herzelya Pituach, Israel where we occupy approximately 12,300 square feet of office space. We lease the Israel space pursuant to a seven-year lease agreement that expires in December 2007.

Item 3.                        Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

On November 21, 2006, Liquidnet, Inc. (“Liquidnet”) filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. (collectively, “ITG”) infringe one or more claims of U.S. Patent No. 7,136,834 (the “‘834 Patent”) through its “Channel ITG” and the “MacGregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet did not own the ‘834 Patent (the patent was owned by Liquidnet’s corporate parent LiquidNet Holdings, Inc.), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. sued LiquidNet Holdings, Inc. in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet Holdings Inc. filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York.

It is our position that ITG is not infringing any valid patent claim of the ‘834 Patent and that Liquidnet’s suit is without merit. We plan to vigorously pursue our declaratory judgment action. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that Liquidnet’s claims will be resolved favorably to us or that the lawsuit will not have a material adverse effect on us.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

Common Stock Data

Our common stock trades on the NYSE under the symbol “ITG”.

The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the NYSE.

	High	Low
2005:
First Quarter	20.30	17.22
Second Quarter	21.51	16.72
Third Quarter	29.63	20.80
Fourth Quarter	40.75	28.70
2006:
First Quarter	51.20	34.97
Second Quarter	58.01	44.11
Third Quarter	52.59	42.91
Fourth Quarter	50.02	36.91

On February 26, 2007, the closing sales price per share for our common stock as reported on the NYSE was $42.37. On February 26, 2007, we believe that our common stock was held by approximately 31,470 stockholders of record or through nominees in street name accounts with brokers.

During 2004, our Board of Directors authorized the repurchase of 5.0 million shares of our common stock and we have 2.0 million shares remaining for repurchase under such authorization.

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

During 2006, we did not repurchase any shares of our common stock.

Performance Graph

The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2006.

Item 6.   Selected Financial Data

The selected consolidated statements of income data and the consolidated statements of financial condition data presented below as of and for each of the years in the five-year period ended December 31, 2006, are derived from our consolidated financial statements,. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Income Data:
(In thousands, except per share amounts)
Total revenues	$599,484	$408,161	$334,486	$333,992	$387,581
Total expenses	437,520	299,065	267,894	264,291	260,328
Income before income tax expense	161,964	109,096	66,592	69,701	127,253
Income tax expense	64,041	41,410	25,609	27,748	53,443
Net income	$97,923	$67,686	$40,983	$41,953	$73,810
Basic earnings per share	$2.26	$1.61	$0.96	$0.89	$1.52
Diluted earnings per share	$2.21	$1.60	$0.96	$0.89	$1.51
Basic weighted average number of common shares outstanding (in millions)	43.4	42.2	42.8	47.0	48.5
Diluted weighted average number of common shares outstanding (in millions)	44.3	42.4	42.8	47.0	49.0
Consolidated Statements of Financial Condition Data:
(In thousands)
Total assets	$1,462,312	$1,016,334	$612,458	$649,848	$594,254
Total stockholders’ equity	$608,034	$462,306	$370,501	$361,303	$356,509
Other Selected Financial Data:(1)
Revenues per trading day by U.S. Operations (in thousands)	$1,896	$1,255	$1,031	$1,086	$1,373
Revenues per trading day by International Operations (in thousands)	492	365	296	239	165
Shares executed per trading day by U.S. Operations (in millions)	153	105	82	81	98
Average number of employees	1,000	673	627	617	643
Return on average stockholders’ equity	17.2%	16.6%	11.5%	11.5%	21.2%
Book value per share	$13.88	$10.81	$8.83	$8.08	$7.50
Tangible book value per share	$3.95	$6.39	$6.71	$6.25	$5.76
Price to earnings ratio using diluted earnings per share	19.4	22.2	20.9	18.1	14.8

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

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe and Asia Pacific. Commission revenues are generated by orders delivered to us from our “front-end” software products, as well as other vendors’ front-ends and direct computer-to-computer links to customers. We also generate significant recurring revenues which are largely fee or subscription-based rather than transaction-based and are therefore significantly less sensitive to fluctuations in the level of trading activity. The subscription-based revenues principally consist of revenues from our connectivity services, order management systems and analytical products. With the acquisitions of Macgregor and Plexus in January 2006, our subscription revenue base increased significantly and is now reported separately in our consolidated statements of income.

New Business Ventures and Acquisitions

On August 16, 2006, we entered into a 50% joint venture with Merrill to form BLOCKalert, a global block order crossing service by partnering Merrill’s global distribution with our technology-enabled trading. This service will provide an expanded, singular liquidity pool for block orders utilizing our POSIT crossing network and is currently available in the U.S. and is expected to be launched in other global markets during 2007. As with all of our POSIT networks it will be independent, confidential and anonymous.

On January 3, 2006, we acquired 100% of Macgregor for approximately $238.0 million, including acquisition costs. The integration of the Macgregor OMS with ITG’s existing execution management systems is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. In June 2006, we delivered the first integrated product (a bundled offering of ITG’s TCA and Macgregor’s XIP) to the market. Over the next 18-24 months, ITG plans to merge Triton and Macgregor XIP into a new product called ITG Triton X. This acquisition was partially financed with debt (as discussed in Note 13, “Long Term Debt”, to the consolidated financial statements and in “Liquidity and Capital Resources” below).

On January 3, 2006, we also acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The combined offering of ITG’s TCA services with Plexus’ offerings will provide clients with a comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition provides for the expansion of ITG’s related investment process consulting capabilities. This acquisition was partially financed with debt (as discussed in Note 13, “Long Term Debt”, to the consolidated financial statements and in “Liquidity and Capital Resources” below).

In early 2005, we established a branch office in Tokyo in anticipation of commencing an institutional broker-dealer in Japan. Following the issue of a dealer’s license from the Japanese Financial Services Agency (“FSA”), ITG initiated trading operations in September 2005. This business continues to be in the very early stages of development, and we do not expect significant progress until at least 2008. Recently, a number of modifications have been made to ITG’s trading activities in Japan. Domestic Japanese trades will not be undertaken until our integrated Triton product suite is available for the Japanese market and therefore, we are not forecasting any trading commissions in Japan for 2007. Our Hong Kong operations will continue to serve the Japanese market place.

Executive Summary

In 2006, our consolidated revenues increased 47% to $599.5 million, while our operating expenses grew 46% to $437.5 million as compared to 2005. Our reported net income for 2006 was $97.9 million, or $2.21 per diluted share, as compared to $67.7 million, or $1.60 per diluted share, in 2005. Pre-tax margins were 27.0% of revenues in 2006 as compared with 26.7% of revenues in 2005.

Our 2006 results reflect the following non-operating items:

•       A gain of $6.9 million and dividend income of $1.0 million related to our ownership of two exchange memberships on the NYSE. As part of the NYSE merger with Archipelago Holdings, Inc., each NYSE member received compensation consisting of cash and restricted shares of NYSE Group, Inc. common stock in respect of each NYSE membership. Accordingly, our consideration for our memberships consisted of 157,202 restricted shares of NYSE Group, Inc. common stock, and approximately $1.0 million in cash and dividends, which was recorded as dividend income (collectively referred to as the “NYSE Transaction”).

•       A gain of $5.4 million related to the sale of our 50% interest in our Canadian joint venture to IRESS Market Technology Limited (“IRESS”) (“the IRESS Sale”) for CAD $9.5 million (approximately US$8.3 million).

•       $1.4 million in management reorganization costs associated with the Asia Pacific region.

The impact of the 2006 non-recurring items was an $11.8 million increase in pre-tax income and a $7.1 million increase in after-tax net income. Reported earnings per share for the year increased by $0.16 as a result of these non-recurring items.

For comparative purposes, our 2005 results also included certain non-operating items. Included in our 2005 results were (i) a $2.5 million gain from the sale of Archipelago Holdings common stock, which we received as part of an equity entitlement program, and (ii) a recovery against previous investment write-downs of $0.6 million. The impact of the 2005 non-recurring items was a $3.1 million increase in pre-tax income and a $2.0 million increase in after-tax net income. Reported earnings per share for the year increased by $0.05 as a result of these non-recurring items.

U.S. Operations revenues, which included revenues generated by the Macgregor and Plexus acquisitions, grew 51% to $476.0 million. These acquisitions contributed $66.6 million to revenues, of which $58.9 million are recurring revenues.

We experienced strong volume growth as well as increased market share in 2006 despite continued pricing pressure in the U.S. equity markets. Overall market volumes increased 21% on the NYSE and 12% on NASDAQ, while ITG U.S. volumes were up 44%, outpacing the market. In 2006, ITG’s market share of the combined NYSE and NASDAQ volumes was 3.37%, an increase of 0.64% compared to ITG’s market share of 2.73% in 2005.

Market volatility remained relatively unchanged as measured by the VIX index (CBOE Volatility Index). Strong performances from our POSIT suite of crossing products, algorithmic trading products and direct market access products drove our U.S. revenue growth to 51%, including the impact of the Macgregor and Plexus acquisitions. Excluding these acquisitions, U.S. revenue grew 29%.

Total International revenues for 2006 increased $31.5 million, or 34%, versus 2005 to $123.5 million reflecting volume growth in Canada and contract value growth in Europe. Our Asia Pacific business experienced 18% growth, despite a decline in Australia. We implemented a management reorganization in our Asia Pacific region during the year to facilitate the execution of our long-term growth plans.

The overall International revenue increase included a $4.2 million gain from exchange rate fluctuations primarily as a result of the stronger Canadian Dollar and Pound Sterling (relative to the U.S. Dollar) with a corresponding favorable impact on pre-tax earnings of $1.1 million.

The International Operations as a whole posted a pre-tax profit of $13.9 million primarily resulting from the strong growth in our Canadian business, which was driven by its expansion of its algorithmic and direct market access product offerings and also includes a gain of $5.4 million related to the IRESS Sale. We continue to see strong growth potential in Europe and Asia and we are focused on positioning the international organization for expansion, which includes globalizing the product line and rolling out new products in the next year.

Results of Operations

The table below sets forth certain items in the consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues:
Commissions	82.5%	94.7%	93.3%
Recurring	12.3	2.6	2.7
Other	5.2	2.7	4.0
Total revenues	100.0	100.0	100.0
Expenses:
Compensation and employee benefits	35.3	37.1	36.5
Transaction processing	13.5	14.2	19.4
Other expense	22.2	22.0	24.2
Interest expense	2.0	—	—
Total expenses	73.0	73.3	80.1
Income before income tax expense	27.0	26.7	19.9
Income tax expense	10.7	10.1	7.6
Net income	16.3%	16.6%	12.3%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

U.S. Operations

	Year Ended December 31,
Dollars in thousands	2006	2005	Change	% Change
Revenues:
Commission	$391,419	$307,224	$84,195	27
Recurring	70,398	9,745	60,653	622
Other	14,146	(787)	14,933	NA
Total revenues	475,963	316,182	159,781	51

Expenses:
Compensation and employee benefits	162,969	112,017	50,952	45
Transaction processing	48,172	32,072	16,100	50
Other expenses	104,490	68,136	36,354	53
Interest expense	12,220	—	12,220	NA
Total expenses	327,851	212,225	115,626	54
Income before income tax expense	$148,112	$103,957	$44,155	42
Pre-tax margin	31.1%	32.9%	(1.8)%

Commission revenue growth reflects a strong performance across our entire product spectrum, particularly from POSIT, Triton and Radical. As noted in the table below, we benefited from strong growth in average daily share volumes (45%); however, average revenue per share declined due to a change in product mix (where a greater percentage of executions occurred in our direct market access products, as opposed to our Electronic Trading Desk), and general market pricing pressure.

	Year Ended December 31,
U.S. Operations: Key Indicators	2006	2005	Change	% Change
Total trading volume (in billions of shares)	38.4	26.6	11.8	44
Trading volume per day (in millions of shares)	152.9	105.4	47.5	45
Commission revenues per trading day ($millions)	$1.56	$1.22	$0.34	28
Average revenue per share ($)	$0.0101	$0.0116	$(0.0015)	(13)
U.S. market trading days	251	252	(1)	—

On a pre-tax basis, the margin benefit from higher commission revenues was partially offset by the growth in transaction processing costs, which outpaced commission revenue growth. As our direct access clients utilized algorithmic strategies to a much larger extent, we experienced a shift in the mix of execution venues towards costlier providers. In concert with certain clients, adjustments to execution and routing strategies have been implemented.

Recurring revenues, which include subscription-based sale of analytical products such as TCA, ITG Opt, ITG Logic, Fair Value Model, Macgregor OMS and Plexus products, have become a significantly larger portion of our U.S. business following the Macgregor and Plexus acquisitions. Excluding these acquisitions, recurring revenues increased 18% or $1.7 million.

Other revenues increased $14.9 million reflecting (i) a gain of $6.9 million and dividend income of $1.0 million related to our ownership of two exchange memberships on the NYSE resulting from the NYSE Transaction, as discussed in Note 6, “Securities Owned and Sold, Not Yet Purchased”, to the consolidated financial statements and (ii) increased investment income (driven by a greater level of invested funds as well as higher yields).

Total expenses increased $115.6 million or 54%. Excluding the expenses of Macgregor and Plexus (collectively $64.5 million), expenses from U.S Operations grew 24%.

U.S. compensation and employee benefits expense increased by $51.0 million, reflecting the inclusion of Macgregor and Plexus (collectively $29.5 million), higher headcount associated with the expansion of our business, higher performance based compensation and employee benefits including bonuses, profit share plans and stock-based compensation. These expenses also include the cost of both our Chief Executive Officer and Chairman as full time employees in the fourth quarter of 2006, which added $1.0 million to costs. Compensation costs related to product development were partially offset by increases in capitalizable salaries as new product development efforts increased.

Other expenses increased $36.4 million, of which $22.5 million relates to Macgregor and Plexus.

Other expense growth was driven by (i)  business development expenses, (ii)  consulting fees, primarily related to systems and new business development activities, (iii) recruiting costs, (iv)  professional services fees including legal and accounting fees and (v) amortization expenses related to new product releases and acquired intangible assets which were primarily offset by our  change in our estimate of the useful life of capitalized software, which resulted in a lower software amortization expense than that which would have resulted under the prior estimated useful life (see Note 1, “Organization and Basis of Presentation”, to the consolidated financial statements and “Critical Accounting Estimates”).

Additionally, our increased infrastructure needs, which included (i) expanded office space in both our California and New York offices, (ii) additional data storage, (iii) non-capital hardware and software purchases and (iv) maintenance on new software and hardware purchases, further contributed to expense growth.

Interest expense reflects the cost of our borrowings to finance the Macgregor and Plexus acquisitions, as discussed in Note 13, “Long Term Debt” and in “Liquidity and Capital Resources”.

International Operations

	Year Ended December 31,
Dollars in thousands	2006	2005	Change	% Change
Commission Revenues:
Europe	$45,982	$37,957	$8,025	21
Canada	37,790	24,384	13,406	55
Australia	8,486	9,876	(1,390)	(14)
Asia	11,012	6,890	4,122	60
Total commission revenues	103,270	79,107	24,163	31
Recurring revenues	3,262	964	2,298	238
Other revenues	16,989	11,908	5,081	43
Total revenues	123,521	91,979	31,542	34
Expenses:
Compensation and employee benefits	48,451	39,208	9,243	24
Transaction processing	32,532	25,770	6,762	26
Other expenses	28,686	21,862	6,824	31
Total expenses	109,669	86,840	22,829	26
Income before income tax expense	$13,852	$5,139	$8,713	170
Pre-tax margin	11.2%	5.6%	5.6%

Commission revenues from International Operations increased 31% to $103.3 million including $2.9 million of exchange rate fluctuations resulting from the stronger Canadian Dollar and Pound Sterling

(relative to the U.S. Dollar) partially offset by somewhat weaker currency comparisons in continental Europe and Australia. Excluding the foreign currency impact, commission revenues grew $21.3 million or 27%. Other revenues include a gain of $5.4 million related the IRESS Sale, as described in Note 4, “Affiliate Equity Transactions”, to the consolidated financial statements.

In Europe, we achieved record revenues, increasing 19% or $7.6 million compared to 2005. The driving factors were strong growth in portfolio trading desk products and the rollout of our direct market access products, specifically Triton and algorithmic products. Geographically, the higher growth in continental European equity executions resulted in lower trading margin compared with UK equity executions.

In Canada, 2006 was a very active year on the TSX as new records were established for shares and dollar value traded. Total shares traded increased 27.9% to 82 billion (up from 64.1 billion in 2005), total dollar value traded increased 31.7% to 1.416 trillion (up from 1.075 trillion in 2005).

ITG Canada results reflected the new benchmarks achieved on the TSX as revenues reached record levels while market share continued a strong upward trend. For 2006, total revenues from our Canadian business grew $15.5 million or 45% to $49.6 million, excluding the gain of $5.4 million related to the IRESS Sale, and included a foreign exchange rate benefit of $3.5 million. This result was also driven by an expansion in our algorithmic trading product offering which led to continued growth in direct market access trading. ITG Canada’s market share of dollar value traded on the TSX for 2006 increased to 3.53% from 3.08% in 2005. Our pre-tax margins in Canada benefited from reductions in TSX exchange fees and lower clearing cost charges.

Total revenues in our Asia Pacific region increased $3.0 million, with growth in our Hong Kong operation (58%), more than offsetting the decline in Australian revenues (11%). Revenues were driven by increased activity in the Asian markets. As the proportion of business executed in Hong Kong increased, our pre-tax margins benefited from the decrease in variable transaction processing charges relative to revenue growth, since we self-clear equity executions in Hong Kong.

We implemented a management reorganization in our Asia Pacific region during the second half of 2006 to facilitate the execution of our long-term growth plans, which include the deployment of more products and services into the marketplace. We incurred $1.4 million of related expenses that are included in compensation and employee benefits costs.

The growth in expenses was primarily driven by higher business activity.

Compensation and benefits costs reflect higher performance related compensation, increased headcount (particularly in Canada and Europe) to support the general expansion of business activity, as well as restructuring costs in Asia, and an unfavorable foreign exchange rate impact ($1.2 million). This was partially offset by an increase in capitalized salaries primarily from our development projects in Europe relating to Triton and Algorithmic trading.

Transaction processing costs grew at a lower rate than revenue in Canada and Asia, but outpaced revenue growth in Europe. Our European transaction cost growth was driven by the higher level of business growth in continental Europe, which has higher transaction processing costs, compared to our UK business.

Other expenses reflect higher business development, consulting and telecommunications and data processing costs, increase in office space in Hong Kong, as well as an unfavorable exchange rate impact ($0.8 million).

Income tax expense

The effective tax rate was 39.5% in 2006 compared to 38.0% in 2005. The 2005 amount included a 2.4% reduction in the effective tax rate from a reversal of a valuation allowance relating to the utilization of capital loss carry-forwards that were utilized as a result of the sale of long-term investment securities, which was partially offset by higher levels of non-deductible costs in certain foreign jurisdictions. 2006 was favorably impacted by additional research and development credits related to increased software development activity and the satisfactory settlement of certain U.S. income tax audits. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

Recurring revenues increased $1.7 million reflecting increases in analytical product subscription revenues.

Other revenues decreased $2.4 million in 2005 as our 2004 revenues included the $2.4 million gain on our sale of 50% of KTG in April 2004.

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

Commission revenue growth in 2005 was driven by strong average daily volume growth from POSIT suite of crossing products, algorithmic trading products, Triton and Radical, despite a 5% reduction in revenue capture per share. The following table includes key operating performance metrics:

	Year Ended December 31,
U.S. Operations	2005	2004	Change	% Change
Total trading volume (in billions of shares)	26.6	20.6	6.0	29
Trading volume per day (in millions of shares)	105.4	81.9	23.5	29
Commission revenues per trading day ($millions)	$1.2	$1.0	$0.2	20
Average revenue per share ($)	$0.0116	$0.0122	$(0.0006)	(5)
U.S. market trading days	252	252	—	—

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

In Canada, we benefited from significantly higher volumes reflecting the success of our Triton product, which became available in late 2004, and higher algorithmic trading revenues resulting from our ITG Algorithms, which became available early in 2005. Canadian commission revenue growth of $7.9 million including a $1.7 million benefit from foreign exchange rate fluctuations during 2005.

The following table sets forth the components of our international commission revenue growth:

	Year Ended December 31,
International Commission Revenues	2005	2004	Change	% Change
	($ millions, except per trading day amounts)
Europe	$ 38.0	$ 30.0	$ 8.0	27
Canada	24.3	16.4	7.9	48
Australia	9.9	8.2	1.7	21
Asia	6.9	6.4	0.5	8
Total commission revenues	79.1	61.0	18.1	30
Less: currency exchange impact	(1.7)	—	(1.7)
Total commission revenues excluding currency exchange impact	$ 77.4	$ 61.0	$ 16.4	27
Commission revenues per trading day	$ 314,000	$ 242,000	$ 72,000	30

Expenses

The following table sets forth the components of expenses and income taxes, by segment, included in the statement of income with percent change information for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2005	2004	Change	% Change
Consolidated
Compensation and employee benefits	$ 151,225	$ 121,955	$ 29,270	24
Transaction processing	57,842	64,886	(7,044)	(11)
Occupancy and equipment	28,862	30,348	(1,486)	(5)
Telecommunications and data processing services	20,134	17,978	2,156	12
Other general and administrative	41,002	32,727	8,275	25
Income tax expense	41,410	25,609	15,801	62
U.S. Operations
Compensation and employee benefits	112,017	91,428	20,589	23
Transaction processing	32,072	41,961	(9,889)	(24)
Occupancy and equipment	22,986	24,301	(1,315)	(5)
Telecommunications and data processing services	13,583	12,313	1,270	10
Other general and administrative	31,567	27,260	4,307	16
Income tax expense	38,653	22,232	16,421	74
International Operations
Compensation and employee benefits	39,208	30,527	8,681	28
Transaction processing	25,770	22,925	2,845	12
Occupancy and equipment	5,876	6,047	(171)	(3)
Telecommunications and data processing services	6,551	5,665	886	16
Other general and administrative	9,435	5,467	3,968	73
Income tax expense	2,757	3,377	(620)	(18)

In 2005, foreign exchange rate fluctuations contributed approximately $2.0 million to the overall increase in expenses for our International Operations as the weaker U.S. Dollar increased costs, in U.S. Dollar terms, relative to the underlying costs in local foreign currency terms.

Compensation and employee benefits:   Our consolidated compensation and employee benefits expense increased $29.3 million as a result of an increase in average headcount, higher performance based compensation (due to revenue and profit growth) and benefits costs, as well as the impact of foreign currency translation ($0.8 million), partially offset by increases in capitalization of salaries related to product development.

U.S. compensation and employee benefits expense increased by $20.6 million, or 23%, primarily reflecting higher performance based compensation and employee benefits including bonuses, profit sharing and stock-based compensation, as well as increased salary and headcount. Average U.S. headcount during 2005 was 486 compared to 457 in 2004. The headcount increase is principally related to (i) the POSIT Transaction on February 1, 2005, (ii) the full effect of our 2004 headcount increases related to Sarbanes-Oxley compliance and the March 2004 Radical acquisition, and (iii) new product development, sales and support personnel, partially offset by increases in capitalized salaries related to product development.

Total international compensation and employee benefits expense increased $8.7 million due to higher performance based compensation, increased headcount and employee benefits costs and the opening of our Tokyo office, as well as the $0.8 million impact of exchange rate fluctuations.

Transaction processing:   Excluding software royalties, which decreased $12.7 million due to our acquisition of the 50% interest in the POSIT Joint Venture that we did not already own, consolidated transaction processing expenses increased by $5.7 million to $56.8 million in 2005 as commission revenues from our U.S. and International Operations grew 22% and 30%, respectively.

U.S. transaction processing costs increased $1.0 million (excluding software royalties which decreased $10.9 million) primarily resulting from a 29% increase in daily share volume, partially offset by the greater volume in our POSIT suite of products which do not incur execution costs, lower execution and clearing costs due to rate reductions, a reduction in NYSE executions incurring specialist fees and a higher proportion of ECN share executions going to lower cost ECN providers.

International transaction processing costs increased $4.6 million (excluding software royalties which decreased $1.8 million) primarily resulting from increased trading activity in Canada, Europe and Australia, as well as the $0.7 million impact of exchange rate fluctuations, partially offset by European clearing unit cost reductions.

Occupancy and equipment:   Consolidated occupancy and equipment costs decreased $1.5 million to $28.9 million in 2005 as a result of lower facility costs due to our occupying less square footage of office space in California, as well as lower depreciation expense resulting from lower capital expenditures.

Telecommunications and data processing services:   Consolidated telecommunications and data processing services costs increased $2.2 million, or 12% primarily reflecting increased business activity and currency exchange rate impact of $0.2 million.

Other general and administrative:   Consolidated other general and administrative costs increased $8.3 million, or 25% reflecting (i) higher marketing costs related to our more aggressive marketing/branding efforts, (ii) additional amortization of intangible assets resulting from the POSIT Transaction and the March 2004 Radical acquisition, (iii) higher legal costs for new business development activities, (iv) increased amortization of capitalized software as new products were released and (v) other consulting costs, primarily related to systems infrastructure development.

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

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the U.S. could yield a materially different accounting result. Below is a summary of our critical accounting estimates where we believe that the estimations, judgments or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies”, in the notes to the consolidated financial statements.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which became effective January 1, 2002, we discontinued the amortization of goodwill. SFAS No. 142 requires goodwill to be assessed no less than annually for impairment. As of the most recent impairment test, we determined that the carrying value of goodwill for each reporting unit was not impaired. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed for impairment when events or circumstances indicate a possible impairment, pursuant to the provisions of SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of”. Amortization expense related to other intangibles for the years ended December 31, 2006, 2005, and 2004 was as follows:

	Amortization Expense
	2006	2005	2004
		($ millions)
Other intangibles	$ 2.3	$ 1.1	$ 0.7

The following table indicates our sensitivity to potential future impairment charges from potential declines in the fair value of our goodwill:

	Potential Future Impairment
	10%	25%	50%
		($ in millions)
Goodwill:
U.S. Operations	$ 37.1	$ 92.8	$ 185.6
International Operations	$ 3.5	$ 8.6	$ 17.3

Stock Based Compensation

Effective January 1, 2003, we adopted the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We used the prospective adoption method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock based awards granted for fiscal 2003 and future years over the related service period. Under SFAS No. 123, stock based awards granted prior to fiscal 2003 continued to be accounted for under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, under SFAS No. 123 no compensation expense was recognized for stock based awards granted prior to fiscal 2003.

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

For the year ended December 31, 2006 a 10% change in estimated forfeitures would change our pre-tax income by approximately $18,500.

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

Prior to March 2006 and as is the normal practice in our industry, the values we reported for the exchange seats were valued at cost or a lesser amount if there was an “other-than-temporary” impairment in value. We determined the fair value of these seats by referencing actual NYSE seat sales. Our assessment of the nature and extent of impairment of the NYSE seats required considerable judgment by management with respect to evaluating external factors. In March 2006, we received common stock in the NYSE Group, Inc. and dividends from the distribution of consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. in exchange for the two exchange membership seats that were owned by our broker-dealer subsidiary. (See Note 8, “Investments”, to the consolidated financial statements for further information).

During 2006, we entered into interest rate swaps to hedge the variability of forecasted interest payments that we believe are probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. In accordance with FAS 133, we are required to estimate the fair value of certain financial instruments to determine the effectiveness of the hedge. We used the following methods and assumptions to estimate the fair values of certain financial instruments:

•       Long-term debt—the carrying amount of our floating rate debt approximates fair value.

•       Interest rate swaps—fair value is estimated based upon forward interest rate settings and approximates the discounted net cash flow which would have been realized if the contracts had been closed at the balance sheet date.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. Additionally, securities owned, at fair value may include highly liquid, variable state and municipal obligations, mutual fund investments, common stock and warrants. At December 31, 2006, cash and cash equivalents and securities owned, at fair value amounted to $327.8 million and net receivables from brokers, dealers and other due within 30 days totaled $577.1 million. In addition, we held $13.6 million of total cash in restricted or segregated bank or clearing broker accounts at December 31, 2006. In Hong Kong, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.8 million and are supported by $3.6 million in restricted cash deposits. In Japan we maintain a $1.2 million segregated balance maintained on behalf of our customers.

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should generally yield higher returns without significant effect on risk. As of December 31, 2006, we had investments in limited partnerships totaling $6.3 million, all of which were invested in marketable securities.

Capital Resources

Our capital resource requirements relate to capital expenditures as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability allows us to readily access capital markets.

Operating Activities

Cash flows provided by operating activities were $147.5 million in 2006 as compared to $114.1 million in 2005. The increase reflects significantly higher earnings and an increase in working capital.

Investing Activities

Net cash used in investing activities includes our 2006 acquisitions of Macgregor and Plexus, and our increased spending in premises and equipment and capitalizable software development projects, as we continue to invest in both infrastructure and our product portfolio. Net cash used was partially offset by proceeds from the sale of our 50% interest in our Canadian joint venture to IRESS.

Financing Activities

Net cash provided by financing activities primarily reflects the $200.0 million term loan financing used for the Macgregor and Plexus acquisitions (see Note 13, “Long Term Debt”, and “Loan Facilities” below), partially offset by a $39.1 million principal repayment. The principal repayment included mandatory prepayments of $10.3 million related to the cash portion of the consideration received in connection with the NYSE Merger, the sale of a portion of our NYX Shares, and the IRESS Sale, in addition to our scheduled repayments. Financing activities also reflects cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation and the related excess tax benefit of $3.1 million, as well as cash used for debt insurance costs.

Loan Facilities

In connection with the Macgregor and Plexus acquisitions on January 3, 2006, we entered into a credit agreement with several banks (the “Credit Agreement”) which provided a five-year term loan of $200 million (“Term Loan”) to finance a portion of the purchase price. The Credit Agreement also provides an available $25 million revolving credit facility (“Revolving Loan”) that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Annual Report on Form 10-K, we have not borrowed any funds under the Revolving Loan. The current borrowings under the Term Loan will bear interest based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus a 1.25% margin. Our fixed charges (principal repayment and interest) on the Term Loan were approximately $51.3 million for 2006, which includes the $10.3 million in mandatory principal prepayments made to date. In 2007, these fixed charges are expected to approximate $38 million; however, this estimate would be affected by changes in LIBOR, future mandatory prepayments and our interest rate hedging activities. We will also pay a commitment fee of 0.30% per year on the average daily amount of the unused commitment of the Revolving Loan.

Pursuant to the terms of the Credit Agreement, we are required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Pursuant to the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan principal at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan is hedged by the interest rate swap agreements.

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

Our net capital balances and the amounts in excess of required net capital at December 31, 2006, for our U.S. Operations is as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$106.6	$106.3
AlterNet	3.4	3.3
ITG Execution Services	0.8	0.7
Blackwatch	4.4	4.3

In addition, our International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2006 as summarized in the following table (dollars in millions):

International Operations	Excess Net Capital
Canada	$19.9
Australia	3.3
Europe	25.7
Hong Kong	9.5
Japan	3.9

Liquidity and Capital Resource Outlook

Historically, cash from operations has met all working capital and investment activity requirements, except for the Macgregor and Plexus acquisitions, which required external financing, as described above. We believe that our cash flow from operations, existing cash balances and the available Revolving Loan will be sufficient to meet our operating cash and regulatory capital requirements while also complying with the terms of the Credit Agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, ITG has provided third party financial institutions with guarantees in amounts up to a maximum of $137.3 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, ITG would be required to perform for the amount of such securities up to the $137.3 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

As of December 31, 2006, our contractual obligations and other commercial commitments amounted to $276.5 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ millions)
Purchase of goods and services	$8.7	$2.9	$5.8	$—	$—
Long term debt (including interest)	184.7	38.0	98.0	48.7	—
Operating lease obligations	81.6	12.9	24.4	19.7	24.6
Minimum payments under certain employment arrangements	3.8	3.8	—	—	—
Total	$278.8	$57.6	$128.2	$68.4	$24.6

Other Business Combinations

On February 1, 2005 we acquired MSCI and Barra’s 50% ownership interest in the POSIT Joint Venture for $104.4 million (See Note 3, “Acquisitions”, to the consolidated financial statements).

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

Recent Accounting Pronouncements

Effective January 1, 2003, we adopted the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We used the prospective adoption method, applying the fair-value accounting method and recognizing compensation expense based on the fair value of stock based awards granted for fiscal 2003 and future years over the related service period. Under SFAS No. 123, stock based awards granted prior to fiscal 2003 continued to be accounted for under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, under SFAS No. 123 no compensation expense was recognized for stock based awards granted prior to fiscal 2003.

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

SFAS No. 123R clarifies and expands the guidance in SFAS No. 123 in several areas, including measuring fair values and attributing compensation cost to reporting periods. Changes to SFAS No. 123 fair value measurement and services prescribed by SFAS No. 123R include a requirement to (i) estimate forfeitures of stock based awards at the date of grant, rather than recognizing forfeitures as incurred as permitted by SFAS No. 123, (ii) expense awards granted to retirement eligible employees and those employees that have non-substantive non-compete agreements immediately, as they do not require future service, and (iii) recognize compensation cost of all stock based awards based upon the grant date fair value (including pre-2003 awards), rather than our accounting practice under SFAS No. 123 under which we recognized compensation cost for pre-2003 stock based awards based upon their intrinsic value. (See Note 2, “Summary of Significant Accounting Policies”).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which supersedes APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The Statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on our consolidated results of income and financial condition.

On September 13, 2006 the SEC published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. Historically, two approaches have been used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated and under the other approach the error is quantified as the amount by which the balance sheet is misstated. Exclusive reliance on an income statement approach can result in a registrant accumulating errors on the balance sheet that may not have been material to any individual income statement, but which nonetheless, may misstate one or more balance sheet accounts. Similarly, exclusive reliance on a balance sheet approach can result in a registrant disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. The SEC indicated that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. In those circumstances the cumulative effect of applying SAB 108 may be reflected as an adjustment to retained earnings as of the beginning of the year of adoption instead of restating prior period financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our consolidated income and financial condition.

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

In June 2006, the Emerging Issues Task Force (“EITF”) ratified a consensus with respect to EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer, but is not limited to sales, use, value added and some excise taxes. EITF 06-3 permits the presentation of sales and other taxes on either a gross (included in revenues and costs) or net (excluded from revenues) basis. Such presentation is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosures of Accounting Policies.”  If reported on a gross basis, the amount of any such taxes should be disclosed in interim and annual financial statements. EITF 06-3 is effective for interim and annual financial periods beginning after December 15, 2006. We do not expect to change our presentation of sales and other taxes, which is currently on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective January 1, 2007. We are currently in the process of finalizing our analysis of the impact of adopting FIN 48 and we believe it will not have a material impact on our financial statements.

Forward Looking Statements

In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A “Risk Factors”, and this Item 7 in this Annual Report on Form 10-K, which you are encouraged to read.

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

Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds. The aggregate fair market value of our portfolio was $318.2 million and $264.4 million as of December 31, 2006 and 2005, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

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

As discussed above, our interest rate risk on debt will be affected by changes in LIBOR and maintenance of financial ratios, as well as our interest rate hedging activities. We are required by the terms of the Credit Agreement to maintain swap agreements that seek to provide that at least 50% of the Term Loan will have an interest rate that is effectively fixed for at least three years. In March 2006, we entered into interest rate swap agreements which effectively fix our interest rate on one-half of the outstanding Term Loan principal at 5.064% (plus a margin of 1.25%) for a period of three years. We estimate that a hypothetical 100 basis point increase in weighted average interest rates for 2007 would result in an approximately $0.7 million increase in interest expense (on the unhedged principal of the Term Loan).

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

Approximately 21% and 23% of our revenues for the years ended December 31, 2006 and 2005, respectively  were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2006 and 2005, respectively we estimated that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income from our International Operations of $1.9 million and $0.7 million, respectively.

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

For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations are invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2006, and 2005, our cash and cash equivalents and securities owned were approximately $327.8 million and $267.1 million, respectively.

Our investments in limited partnership funds require approval of executive management and/or the Board of Directors. As of December 31, 2006, we had investments in limited partnerships totaling $6.3 million, all of which were invested in marketable securities. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Investment Technology Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc., (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Investment Technology Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 1, 2007

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$321,298	$261,044
Cash, restricted or segregated under regulations and other	13,610	7,007
Securities owned, at fair value	6,540	6,017
Receivables from brokers, dealers and others, net	590,060	485,012
Investments	9,299	10,628
Premises and equipment, net	34,740	22,292
Capitalized software, net	32,203	12,780
Goodwill	405,754	176,773
Other intangibles, net	29,366	12,173
Deferred taxes	7,426	7,972
Other assets	12,016	14,636
Total assets	$1,462,312	$1,016,334
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$168,149	$109,442
Payables to brokers, dealers and others	516,945	435,141
Securities sold, not yet purchased, at fair value	137	91
Income taxes payable	8,147	9,354
Long term debt	160,900	—
Total liabilities	854,278	554,028
Commitments and contingencies (Note 22)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,443,560 and 51,390,027 shares issued at December 31, 2006 and 2005, respectively; and 43,809,993 and 42,773,651 shares outstanding at December 31, 2006 and 2005, respectively	514	514
Additional paid-in capital	198,419	175,600
Retained earnings	540,570	442,647
Common stock held in treasury, at cost; 7,633,567 and 8,616,376 shares at December 31, 2006 and 2005, respectively	(144,173)	(162,735)
Accumulated other comprehensive income	12,704	6,280
Total stockholders’ equity	608,034	462,306
Total liabilities and stockholders’ equity	$1,462,312	$1,016,334

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Commissions	$494,689	$386,331	$311,960
Recurring	73,660	10,709	9,018
Other	31,135	11,121	13,508
Total revenues	599,484	408,161	334,486
Expenses:
Compensation and employee benefits	211,420	151,225	121,955
Transaction processing	80,704	57,842	64,886
Occupancy and equipment	38,296	28,862	30,348
Telecommunications and data processing services	30,409	20,134	17,978
Other general and administrative	64,471	41,002	32,727
Interest expense	12,220	—	—
Total expenses	437,520	299,065	267,894
Income before income tax expense	161,964	109,096	66,592
Income tax expense	64,041	41,410	25,609
Net income	$97,923	$67,686	$40,983
Earnings per share:
Basic	$2.26	$1.61	$0.96
Diluted	$2.21	$1.60	$0.96
Basic weighted average number of common shares outstanding	43,350	42,152	42,811
Diluted weighted average number of common shares outstanding	44,289	42,391	42,841

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$—	$513	$157,319	$333,978	$(138,641)	$8,134	$361,303
Issuance of common stock for employee stock options (30,206 shares), employee stock unit awards (110,043 shares), and directors’ retainer fees (5,497 shares)	—	—	1,910	—	2,879	—	4,789
Issuance of common stock for the employee stock purchase plan (64,645 shares)	—	—	801	—	—	—	801
Stock-based compensation	—	—	1,139	—	—	—	1,139
Purchase of common stock for treasury (3,000,000 shares)	—	—	—	—	(41,333)	—	(41,333)
Net income	—	—	—	40,983	—	—	40,983
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,819	2,819
Comprehensive income							43,802
Balance at December 31, 2004	$—	$513	$161,169	$374,961	$(177,095)	$10,953	$370,501
Issuance of common stock for employee stock options (649,237 shares), employee stock unit awards (110,464 shares), and directors’ retainer fees (641 shares)	—	—	10,337	—	14,360	—	24,697
Issuance of common stock for the employee stock purchase plan (62,638 shares)	—	1	851	—	—	—	852
Stock-based compensation	—	—	3,243	—	—	—	3,243
Net income	—	—	—	67,686	—	—	67,686
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(4,673)	(4,673)
Comprehensive income							63,013
Balance at December 31, 2005	$—	$514	$175,600	$442,647	$(162,735)	$6,280	$462,306
Issuance of common stock for employee stock options (839,927 shares), restricted share awards (4,227) and employee stock unit awards (138,655 shares)	—	—	13,884	—	18,562	—	32,446
Issuance of common stock for the employee stock purchase plan (53,533 shares)	—	—	1,599	—	—	—	1,599
Stock-based compensation	—	—	7,336	—	—	—	7,336
Net income	—	—	—	97,923	—	—	97,923
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	6,419	6,419
Unrealized gain on hedging activities	—	—	—	—	—	5	5
Comprehensive income							104,347
Balance at December 31, 2006	$—	$514	$198,419	$540,570	$(144,173)	$12,704	$608,034

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from Operating Activities:
Net income	$97,923	$67,686	$40,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,499	20,020	19,999
Impairment charges	—	—	700
Deferred income tax expense	2,483	2,200	1,621
Gain on IRESS/KTG sales	(3,188)	—	(1,481)
Gain on securities owned	(6,908)	(2,462)	(3,322)
Provision for doubtful accounts	1,281	(542)	(92)
Stock-based compensation	7,336	3,243	1,139
Changes in operating assets and liabilities:
Cash, restricted or segregated under regulations and other	(5,927)	200	4,653
Securities owned, at fair value	(523)	(509)	(5,033)
Receivables from brokers, dealers and other, net	(62,263)	(313,151)	29,687
Accounts payable and accrued expenses	42,770	26,903	(267)
Payables to brokers, dealers and other	52,643	316,235	(51,847)
Securities sold, not yet purchased, at fair value	46	62	(1,235)
Income taxes payable	(435)	(3,973)	(43)
Excess tax benefit from share based payment arrangements	(3,053)	—	—
Other, net	2,783	(1,794)	(4,675)
Net cash provided by operating activities	147,467	114,118	30,787
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(254,259)	(100,480)	(12,002)
Capital purchases	(22,719)	(10,052)	(12,837)
Capitalization of software development costs	(27,165)	(11,173)	(8,249)
Proceeds from sale of 50% interest in IRESS/KTG	8,308	—	4,187
Proceeds from sale of investments in limited partnerships	5,000	8,658	—
Proceeds from sale of securities owned	6,134	29,484	—
Net cash used in investing activities	(284,701)	(83,563)	(28,901)
Cash flows from Financing Activities:
Proceeds from debt incurred	200,000	—	—
Payments on debt	(39,100)	—	—
Excess tax benefit from employee stock options	3,053	1,568	20
Debt issuance costs	(1,940)	(356)	—
Common stock issued	30,992	23,981	5,570
Common stock repurchased	—	—	(41,333)
Net cash provided by (used in) financing activities	193,005	25,193	(35,743)
Effect of exchange rate changes on cash and cash equivalents	4,483	(1,169)	1,309
Net increase (decrease) in cash and cash equivalents	60,254	54,579	(32,548)
Cash and cash equivalents—beginning of year	261,044	206,465	239,013
Cash and cash equivalents—end of year	$321,298	$261,044	$206,465
Supplemental cash flow information:
Interest paid	$16,471	$4,448	$1,289
Income taxes paid	$53,577	$40,204	$23,048

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (8) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., (9) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. (“Macgregor”), a leading provider of trade order management technology for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of transaction cost analysis and transition consulting and services to the plan sponsor community, and (10) Block Alert LLC (“BLOCKalert”), a 50% owned joint venture accounted for under the equity method of accounting (see Note 4 “Affiliate Equity Transactions”).

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

We have two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The International Operations segment includes our brokerage businesses in Europe, Australia, Canada, Hong Kong and Japan (collectively, “Asia”), as well as a research and development facility in Israel.

With the acquisitions of Macgregor and Plexus (then incorporated as Plexus Group Inc.) in January 2006, we began to generate significant recurring revenues related to subscriptions. The subscription-based revenues principally consist of revenues from our connectivity services, order management systems and our analytical products. As a result, we now report these revenues separately in our consolidated statements of income as recurring revenue and certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”)  All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results. Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries that are consolidated in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. We account for investments in unconsolidated companies (generally 20 to 50 percent ownership), in which we have the ability to exercise significant influence but have neither a controlling interest nor are the primary beneficiary, under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” we would consolidate a partially-owned affiliate when it has less than a 50% ownership if we were the primary beneficiary of that entity. At the present time, we have no interests in variable interest entities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software (which is amortized on a straight-line basis) from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the change in useful life has been accounted for as a change in accounting estimate on a prospective basis from January 1, 2006. For the year ended December 31, 2006, this change in accounting estimate increased pre-tax income by $4.4 million, net income by $2.6 million, and diluted earnings per share by $0.06.

Revenue Recognition

Transactions in securities, commission revenues and related expenses are recorded on a trade date basis. Our commission revenues are derived primarily from customer use of our trade execution services.

Our recurring revenues are derived from the following primary sources: (1) subscription revenue generated from usage of software and our analytical products, (2) maintenance and customer technical support on our order management system, and (3) connectivity fees generated from providing a private value-added FIX electronic communications network to asset managers and broker customers. Software related professional services, such as implementation and customer training related activities, are reported in other revenues.

Substantially all of our recurring revenue arrangements do not require significant modification or customization of the underlying software. Accordingly, we recognize the vast majority of software revenue pursuant to the requirements of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with SOP 97-2, we begin to recognize revenue from subscriptions, maintenance and customer technical support, and professional services when all of the following criteria are met: (1) we have persuasive evidence of a legally binding arrangement with a customer, (2) delivery has

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occurred, (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties, and (4) collection is probable. Where we provide software under a hosting arrangement, as is the case with our MPT (or Macgregor Post Trade) product, revenue is accounted for as a service arrangement under Staff Accounting Bulletin (“SAB”) No. 104, since the customer does not have the contractual right to take possession of the software at any time during the hosting period without significant penalty (or it is not feasible for the customer to run the software on either its own hardware or a third party’s hardware).

For arrangements with multiple elements, revenue is allocated among the elements based upon vendor specific objective evidence of fair value (“VSOE”). Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. If the VSOE of any undelivered element included in a multiple-element arrangement cannot be determined, revenue is deferred until all elements are delivered or services have been performed. Under our present business model, substantially all of our multiple-element arrangements require deferral until all elements are delivered or services have been performed.

Our subscription agreements for software products generally include provisions that, among other things, allow customers to receive unspecified future software upgrades for no additional fee as well as the right to use the software products with maintenance for the term of the agreement, typically one to three years. Under these agreements, once all four of the above noted revenue recognition criteria are met, we recognize revenue ratably over the term of the license agreement.

Many of our software arrangements include consulting implementation services which are sold on a time and materials (“T&M”) basis or as a fixed fee. Professional services sold as a multiple-element arrangement with the implementation of software are deferred until go-live (or acceptance, if applicable) of the software and recognized in the same manner as the subscription over the remaining term of the initial contract. Professional services not connected with the implementation of software are recognized on a T&M basis as incurred (billed).

Our newer software license arrangements generally do not include acceptance provisions. Such provisions generally allow a customer to test the software for a defined period of time before committing to license the software. If a license agreement includes an acceptance provision, we do not record subscription revenue until the earlier of the receipt of a written customer acceptance or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

Other revenues include (a) interest income/expense, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers’ short settlement activities, (c) realized gains and losses in connection with our cash management and strategic investment activities, (d) non-recurring professional services, such as one-time implementation and customer training related activities, and (e) income/loss from positions taken by ITG Canada as customer facilitations (a customary practice in the Canadian marketplace), as well as income from same day interlisted arbitrage trading.

Cash and Cash Equivalents

We have defined cash and cash equivalents as highly liquid investments, with original maturities of less than ninety days, which are part of our cash management activities.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Securities Transactions

Revenues primarily consist of commissions from customers’ use of our trade execution and analytical services, as well as recurring revenues from our connectivity services and OMSs. Because commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Australia and Asia. For a more detailed discussion of revenues, see the “Revenue Recognition” section above.

Receivables from brokers, dealers and other, net consist of commissions receivable, amounts receivable for securities transactions that have not yet reached their contractual settlement date and receivables from customers arising from the Company’s prepayment of soft dollar research, net of an allowance for doubtful accounts, which is determined based upon management’s estimate of the collectibility of such receivables. Payables to brokers, dealers and other primarily consist of payables due to clients and brokers for unsettles trade activity. Commission revenues and related expenses for all securities transactions are recorded on a trade date basis. Transactions for securities done on an agency basis through our U.S. operations are not recorded on the consolidated statements of financial condition as such securities transactions generally clear through other broker-dealers and the clearing entity assumes the market and credit risk of the transaction on the trade date. Transactions for securities done on an agency basis through our non-U.S. operations are recorded on the accompanying consolidated statements of financial condition on the trade date as such securities transactions generally clear through other broker-dealers but we generally assume the market and credit risk of the transaction on the trade date.

Securities owned, at fair value consist of common stock and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock.

At December 31, 2006, the Company held shares in NASDAQ, with a fair value of $0.2 million. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the consolidated statements of income.

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost.

At December 31, 2006, investments in limited partnerships totaled $6.3 million. These investments in limited partnerships do not have readily available price quotations and are accounted for under the equity method, which approximates fair value, or at the fair value as estimated by management. In determining the estimated fair value, we consider all appropriate factors relevant to such investments and consistently apply the procedures for arriving at estimated fair value. However, because of the assumptions inherent to estimate fair value, actual fair value could differ from the estimated fair value as determined by management. Gains and losses for changes in fair value and “other than temporary” impairments are included in other revenues in the consolidated statements of income.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments at cost consists of NYX Shares which may not be sold until March 7, 2008 and March 7, 2009, as described in Note 6, “Securities Owned and Sold, Not Yet Purchased”. We will periodically assess the carrying value of the investment to determine if there has been “other than temporary” impairment.

Soft Dollar Programs

We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We are accounting for the cost of independent research and directed brokerage arrangements on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Our accounting for commission revenues includes the guidance contained in EITF Issue No. 99-19, “Reporting Revenues Gross versus Net”, and accordingly, payments relating to soft dollars are netted against the commission revenues. Prepaid soft dollar research, net of allowance is included in receivables from brokers, dealers and other and accrued soft dollar research payable is classified as accounts payable and accrued expenses in our consolidated statements of financial condition.

Soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
	($ millions)
Net soft dollar commissions	$71.4	$56.4	$54.1
Prepaid soft dollar research, gross	$8.8	$7.1	$7.8
Allowance for prepaid soft dollar research	(1.5)	(1.3)	(1.7)
Prepaid soft dollar research, net of allowance	$7.3	$5.8	$6.1
Accrued soft dollar research payable	$29.1	$23.4	$17.6

Capitalized Software

Pursuant to the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, we capitalize software development costs when technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, “Accounting for Research and Development Costs”. The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. Amortization begins when the product is available for general release to customers. Amortization of software development costs is included in other general and administrative expenses in the consolidated statements of income.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development

All research and development costs are expensed as incurred. Research and development costs were $29.9 million, $26.1 million and $23.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill and Other Intangibles

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be assessed no less than annually for impairment. An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”

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

As is the normal practice in our industry, the values we report for certain long-lived assets, specifically exchange seats and stock exchange trading rights, are valued at cost or a lesser amount (fair market value) if there is an “other than temporary” impairment in value.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Since we had previously accounted for stock-based compensation plans under SFAS 123, adoption did not have a significant impact on our financial position or results of operations. Under the modified prospective transition method of adoption, compensation expense recognized during 2006 includes: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003 based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred). The impact of adopting SFAS No. 123R was a $0.9 million decrease in pre-tax income (including the benefit related to estimated forfeitures), a $0.6 million decrease in after-tax net income and a $0.01 decrease in diluted earnings per share for 2006.

Under SFAS No. 123R cash flows related to income tax deductions in excess of the compensation cost recognized on stock based awards exercised during the period presented (“excess tax benefit”) are classified in operating cash flows in the consolidated statements of cash flows. In 2006, we reclassified an excess tax benefit of $3.1 million related to exercise of employee stock options or issuance of employee restricted share awards to cash flows from financing activities.

Had compensation cost for our stock option plan been determined consistent with SFAS No. 123 for all years presented below, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

	2005	2004
Net income, as reported	$67,686	$40,983
Add: Stock-based compensation expense included in reported net income, net of taxes ($1,232 and $439 for the years ended December 31, 2005 and 2004, respectively)	2,011	700
Deduct: Total stock-based compensation expense determined under fair value based method (a)	(2,754)	(3,172)
Pro forma net income	$66,943	$38,511
Earnings per share:
Basic—as reported	$1.61	$0.96
Basic—pro forma	$1.59	$0.90
Diluted—as reported	$1.60	$0.96
Diluted—pro forma	$1.58	$0.90
Basic shares	42,152	42,811
Diluted shares	42,401	42,841

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note:

(a)           determined under fair value based method for all awards, net of tax ($1,688 and $1,985 for the years ended December 31, 2005 and 2004, respectively)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.7%	3.8%	3.2%
Expected volatility	40%	40%	47%
Expected life (years)	4.00	4.00	4.00

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

Derivative Contracts

We use derivative financial instruments, primarily swaps, to hedge certain interest rate exposure. We do not use derivative financial instruments for speculative purposes. See Note 14, “Derivative Financial Instruments”, for a full description of our derivative financial instrument activities and related accounting policies.

(3)   Acquisitions

Macgregor

On January 3, 2006, we acquired 100% of Macgregor for approximately $238.0 million, including acquisition costs. The results of Macgregor’s operations have been included in the consolidated financial statements since that date. The integration of the Macgregor OMS with ITG’s existing execution management systems and analytical products is a fundamental part of ITG’s strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. The following is a summary and allocation of the purchase price in the Macgregor acquisition (dollars in thousands):

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase price	$231,066
Acquisition costs	6,946
Total purchase price	$238,012
Cash	$6,918
Receivables from brokers, dealers and other, net	8,813
Other intangibles	16,900
Deferred taxes	3,552
Accounts payable and accrued expenses	(7,823)
Income taxes receivable	3,768
Other current liabilities	(4,045)
Other, net	5,069
Goodwill	204,860
Total purchase price	$238,012

The goodwill and intangible assets were assigned to our U.S. Operations segment. The goodwill is not deductible for tax purposes. Of the $16.9 million of acquired intangible assets, $2.0 million was assigned to the Macgregor trade name and $6.3 million was assigned to internally developed computer software, both of which have 12 year useful lives. The remaining $6.3 million was assigned to a customer related intangible which has a useful life of 18 years. The intangible assets have a weighted average useful life of approximately 14.24 years.

The following represents the summary unaudited pro forma condensed results of operations for the twelve  months ended December 31, 2005 as if the Macgregor acquisition had occurred at the beginning of the period presented (dollars in thousands, except per share data):

Year Ended December 31, 2005
Total revenues	$460,644
Net income	$67,679
Basic earnings per share	$1.61
Diluted earnings per share	$1.60

The pro forma results are not necessarily indicative of what would have occurred if the Macgregor acquisition had been in effect for the periods presented, nor are they indicative of the results that will occur in the future.

Plexus

On January 3, 2006, we acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The results of Plexus’ operations have been included in the consolidated financial statements since that date. The combined offering of ITG’s transaction cost analysis services with Plexus’ offerings provides clients with the most comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition allows for the expansion of ITG’s related investment process consulting capabilities. The following is a summary and allocation of the purchase price in the Plexus acquisition (dollars in thousands):

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase price	$12,000
Acquisition costs	321
Total purchase price	$12,321
Cash	$1,824
Other intangibles	2,636
Other, net	(978)
Goodwill	8,839
Total purchase price	$12,321

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

POSIT Joint Venture

On February 1, 2005 we acquired MSCI and Barra’s 50% ownership interest in the POSIT Joint Venture (the “POSIT Transaction”) for an initial payment of $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). The total contingent component of the purchase price approximated $14.3 million, which included an accelerated one-time final payment of $11.7 million in September 2006, as was permissible under the terms of the agreement, to satisfy the future contingent obligation. The total $104.4 million purchase price was allocated to intangible assets ($10.5 million) and goodwill ($93.9 million). Goodwill was assigned to the U.S. Operations and International Operations segments in the amounts of $83.7 million and $10.2 million, respectively of which $83.7 million is expected to be deductible for U.S. tax purposes over 15 years.

As a result of the POSIT Transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture. Prior to the closing of the POSIT Transaction, pursuant to license agreements with the POSIT Joint Venture, we paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. Through January 31, 2005, we incurred royalties to the POSIT Joint Venture of $1.1 million, compared with royalties of $13.7 million incurred during 2004.

E-Crossnet

On February 28, 2005, we acquired E-Crossnet Limited (“E-Crossnet”) to offer professional investors in Europe an integrated European equities crossing system with access to an expanded liquidity pool.

Radical

On March 29, 2004, we acquired the remaining 75% of Radical Corporation (“Radical”) that we did not already own for $12.2 million in cash. The Radical business augments our product offerings for the active trading community. During 2005, we paid an additional $5.4 million to the former Radical owners based upon a performance contingency over the one year period following our February 27, 2004 call option exercise making the total purchase price $18.6 million. The fair values of the assets acquired and

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities assumed include goodwill ($16.4 million), intangible assets ($2.9 million), and net liabilities ($0.7 million).

(4)   Affiliate Equity Transactions

BLOCKalert Joint Venture

On August 16, 2006, we entered into a joint venture with Merrill to form BLOCKalert, a global block order crossing service by partnering Merrill’s global distribution with our technology-enabled trading. This service will provide an expanded, singular liquidity pool for block orders utilizing our POSIT crossing network and will be available in the U.S., Europe and Asia. As with all of our POSIT crossing systems, it will be independent and anonymous.

Our 50% interest in the joint venture is being accounted for under the equity method of accounting.

Canadian Joint Venture

On April 8, 2004, we entered into a Canadian joint venture with IRESS, a developer of financial market systems in Australia. As part of the joint venture agreement, we sold 50% of our interest in KTG, formerly a wholly-owned subsidiary, to IRESS for CAD$5.5 million (approximately US$4.1 million) resulting in a gain on sale of approximately US$2.4 million on a pre-tax basis, which includes a US$0.5 million realization of cumulative translation adjustments, and US$1.5 million on an after-tax basis. Our remaining 50% interest was contributed to the new joint venture, which continued to operate the KTG business (which provided connectivity to the TSX) while also designing, developing and marketing a broker-neutral direct access product based upon IRESS technology until the IRESS Sale described below.

In April 2006, we sold our 50% interest in the Canadian joint venture to IRESS for CAD$9.5 million (approximately US$8.3 million) resulting in pre-tax and after-tax gains of approximately US$5.4 million and US$3.2 million, respectively.

Our 50% interest in the Canadian joint venture was previously accounted for under the equity method of accounting.

(5)   Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles at December 31:

	Goodwill		Other Intangibles
	2006	2005	2006	2005
Reporting Units:	(Dollars in thousands)
U.S. Operations	$371,159	$143,519	$27,943	$10,917
International Operations	34,595	33,254	1,423	1,256
Total	$405,754	$176,773	$29,366	$12,173

In accordance with SFAS No. 142, goodwill is required to be assessed no less than annually for impairment. Other intangibles with definite lives, continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of.”

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2006, we recorded approximately $204.9 million of goodwill related to the acquisition of Macgregor and approximately $8.8 million related to the acquisition of Plexus (See Note 3, “Acquisitions”).

During 2006, we recorded approximately $12.7 million in additional purchase price consideration related to the February 1, 2005 acquisition of the of the 50% interest of the POSIT Joint Venture that we did not already own, which included a one-time payment of $11.7 million to satisfy all future consideration obligation (see Note 3, “Acquisitions”). This payment was made in September 2006.

As of December 31, 2006, other intangibles, net included (i) the Macgregor trade name, software and customer relationships ($15.7 million), (ii) the POSIT trade name and proprietary software acquired in the POSIT transaction ($9.7 million), (iii) the Plexus trade name, software and customer relationships ($2.5 million), (iv) the software license acquired in 2004 from Radical ($1.3 million) and (v) trading rights in Hong Kong ($0.1 million). The increase from 2005 is due to the trade names, software and customer relationships acquired in the Macgregor and Plexus acquisitions. These other intangibles are amortized over their respective estimated useful lives, which range from 3 to 18 years, with the remaining weighted average amortization period approximating 11.9 years.

We recorded amortization expense in relation to other intangibles of approximately $2.3 million and $1.1 million for the years ended December 31, 2006 and December 31, 2005 respectively. Estimated amortization expense for existing other intangibles is approximately $9.3 million in total for the five-year period ending December 31, 2011 as follows:

Estimated Amortization
2007	2008	2009	2010	2011
($ millions)
$2.3	$2.3	$1.9	$1.4	$1.4

(6)   Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased at December 31:

	Securities Owned		Securities Sold, Not Yet Purchased
	2006	2005	2006	2005
	(Dollars in thousands)
Corporate stocks	$388	$450	$137	$91
Mutual funds	6,152	5,567	—	—
Total	$6,540	$6,017	$137	$91

In March 2006, we received common stock in the NYSE Group, Inc. (the “NYX Shares”) from the distribution of consideration in connection with the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (the “NYSE Merger”). These shares were received in exchange for the two exchange membership seats that were owned by our broker-dealer subsidiary and were originally subject to a three year restriction on sale which expired annually in equal one-third tranches. We originally classified one-third of the total NYX Shares received as available-for-sale securities as they contained a sale restriction expiring on March 7, 2007, and two-thirds of the total NYX Shares received as investments, at cost as they contained sale restrictions expiring on March 7, 2008 and 2009. In May 2006, the NYSE Group, Inc. completed a secondary public offering of 25 million shares of its common stock, which allowed us to sell all of the shares that we previously classified as available-for-sale, as well as a portion of the

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares that we had classified as investments at cost. There are no securities classified as available-for-sale at December 31, 2006 and 2005, respectively. At December 31, 2006, there are 55,440 NYX Shares classified as investments at cost, of which 3,040 shares may not be sold until March 7, 2008 and 52,400 shares may not be sold until March 7, 2009 (See Note 8, “Investments”).

(7)   Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other at December 31:

	Receivables From		Payables To
	2006	2005	2006	2005
	(Dollars in thousands)
Customers	$396,771	$416,966	$414,794	$288,752
Clearing brokers and other	196,227	69,612	102,151	146,389
Allowance for doubtful accounts	(2,938)	(1,566)	—	—
Total	$590,060	$485,012	$516,945	$435,141

We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. We recorded increases of $1.3 million to the allowance in 2006 and reductions to the allowance of $0.5 million in 2005. Write-offs against the allowance of $0.1 million were recorded during each of the years ended December 31, 2006 and 2005.

(8) Investments

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost which are summarized as follows:

	2006	2005
	(Dollars in thousands)
Investments in limited partnerships	$6,262	$10,628
Investments at cost	3,037	—
Total	$9,299	$10,628

Investments at cost consists of the remaining portion of the NYX Shares which may not be sold until March 7, 2008 and March 7, 2009, as described in Note 6, “Securities Owned and Sold, Not Yet Purchased”, above. At December 31, 2006, there are 55,440 NYX Shares classified as investments at cost, of which 3,040 shares may not be sold until March 7, 2008 and 52,400 shares may not be sold until March 7, 2009. We will periodically assess the carrying value of the investment to determine if there has been “other than temporary” impairment.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)   Premises and Equipment

The following is a summary of premises and equipment at December 31:

	2006	2005
	(Dollars in thousands)
Furniture, fixtures and equipment	$96,081	$95,979
Leasehold improvements	24,396	17,594
	120,477	113,573
Less: accumulated depreciation and amortization	85,737	91,281
Total	$34,740	$22,292

Depreciation and amortization expense relating to premises and equipment amounted to $12.3 million, $11.6 million, and $13.4 million during the years ended December 31, 2006, 2005, and 2004, respectively, and is included in other general and administrative expense in our consolidated statements of income.

(10)   Capitalized Software

The following is a summary of capitalized software costs at December 31:

	2006	2005
	(Dollars in thousands)
Capitalized software costs	$47,705	$20,540
Less: accumulated amortization	15,502	7,760
Total	$32,203	$12,780

Software costs totaling $27.2 million and $11.2 million were capitalized in 2006 and 2005, respectively, primarily for the the globalization of existing products for our international operations including Triton, Channel ITG, and ITG Algorithms, development of new versions of existing products, and the further development of Macgregor products. Also during 2005, capitalized software costs and related accumulated amortization were each reduced by $3.2 million for fully amortized costs.

Capitalized software costs of $2.1 million and $2.2 million were not subject to amortization as of December 31, 2006 and 2005, respectively, as the underlying products were not yet available for release. In 2006, 2005 and 2004, other general and administrative expenses in our consolidated statements of income included $7.9 million, $7.3 million and $5.9 million, respectively, in relation to the amortization of capitalized software costs.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2006	2005
	(Dollars in thousands)
Accrued compensation and benefits	$43,784	$28,659
Accrued soft dollar research payables	29,066	23,439
Deferred compensation	24,390	21,085
Trade payables	24,323	10,465
Deferred revenue	13,407	3,076
Accrued transaction processing	11,069	5,806
Accrued commission rebate	7,272	3,454
Other accrued expenses	14,838	13,458
Total	$168,149	$109,442

(12)   Income Taxes

Income tax expense (benefit) consisted of the following components:

	2006	2005	2004
	(Dollars in thousands)
Current:
Federal	$41,659	$26,317	$20,428
State	13,561	10,228	2,498
Foreign	6,338	2,611	774
	61,558	39,156	23,700
Deferred:
Federal	2,704	2,949	(15)
State	318	(266)	1,924
Foreign	(539)	(429)	—
	2,483	2,254	1,909
Total	$64,041	$41,410	$25,609

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the deferred tax asset at December 31 were as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets
Deferred compensation	$10,330	$8,770
Net operating loss and capital investment loss carry forward	11,288	—
Stock based compensation	4,133	1,829
Depreciation	4,849	1,446
Deferred income	1,043	—
Other, net	2,984	2,207
Total deferred tax assets	34,627	14,252
Less: valuation allowance	(3,123)	—
Total deferred tax assets, net of valuation allowance	31,504	14,252
Deferred tax liabilities
Goodwill and other intangibles	(12,045)	(1,785)
Capitalized software	(10,912)	(4,495)
NYSE seats deferred gain	(1,121)	—
Total deferred tax liabilities	(24,078)	(6,280)
Net deferred tax assets	$7,426	$7,972

At December 31, 2006, we believe that it is more likely than not that future reversals of existing taxable temporary differences and anticipated future taxable income will be sufficient to realize the gross deferred tax assets. During 2006, we established a valuation allowance for $3.1 million of deferred tax assets related to the net operating losses of our Japanese and Hong Kong affiliates. During 2005, we utilized $2.6 million of capital loss carry forwards and reversed the valuation allowance related to the future use of the deferred tax assets.

Our net operating loss and capital loss carry forwards expire as follows:

	Amount ($000s)	Years remaining
Macgregor, option cancellation	$7,027	19
Hoenig, capital loss	290	1
Hong Kong and Australia, operating losses	2,521	indefinite
Japan, operating loss	1,450	7
Total	$11,288

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	2006	2005	2004
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax effect	5.2	5.3	4.2
Change in valuation allowance	—	(2.4)	(0.9)
Non-deductible foreign losses	1.0	0.6	1.3
R&D tax credits	(1.1)	(0.8)	(1.1)
Other differences, net	(0.6)	0.3	—
Effective income tax rate	39.5%	38.0%	38.5%

As a result of purchase accounting applied for the business acquisitions described in Note 3, “Acquisitions”, the net deferred tax assets increased by approximately $3.5 million and current taxes payable increased by $3.8 milion at the acquisition date.

Current taxes payable has been reduced by $3.1 million, $1.6 million, and less than $0.1 million at December 31, 2006, 2005 and 2004, respectively, relating to the exercise of employee stock options or the issuance of employee restricted share awards. For further discussion, see Note 20, “Employee and Non Employee Director Stock and Benefit Plans”.

(13)   Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has not been drawn upon as of the filing date of this annual report. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying consolidated statement of financial condition and will be amortized to interest expense over the life of the loan.

At December 31, 2006, we had $160.9 million in outstanding debt under the Term Loan following scheduled principal payments of $28.8 million and required prepayments of $10.3 million. The prepayments relate to the terms of our credit facility, which include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2007	$28.4
2008	38.0
2009	47.6
2010	46.9
$160.9

Interest expense on the credit facility, including amortization of debt issuance costs, totaled $12.2 million in 2006.

Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding term loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan is hedged by interest rate swap agreements.

(14)   Derivative Financial Instruments

Derivative Contracts

All derivative instruments are recorded on the balance sheet at fair value in other assets or accounts payable and other accrued liabilities. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the balance sheet in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our LIBOR-based interest payments that we believed were probable to occur over the next three years. The

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate swaps were designated as the hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of counterparties to fully satisfy their obligations under the swap agreements. During 2006, the quarterly net settlements from these swaps decreased interest expense by approximately $0.1 million. Based on the current interest rate environment, approximately $0.1 million of the after-tax realized gain within accumulated other comprehensive income is expected to be reclassified in the next twelve months.

The following table summarizes our derivative and debt related financial instruments at December 31, 2006 and 2005 (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	2006	2005	2006	2005
Long term debt	$(160,900)	—	$(160,900)	—
Interest rate swap	9	—	9	—

(15)   Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the year ended December 31, 2006 are as follows (dollars in thousands):

	Before Tax	Tax Expense	After Tax
Currency translation adjustment	$12,699	$—	$12,699
Unrealized gain on hedging activities	9	(4)	5
Total	$12,708	$(4)	$12,704

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(16)   Related Party Transactions

Prior to the IRESS Sale, we contracted with KTG to provide both ITG Canada and ITG Inc. with equity trading systems, market data, and destination/market connectivity. In 2006, ITG Canada paid approximately $0.2 million for these services. ITG Canada and ITG Inc. paid approximately $0.8 million and $0.1 million, respectively for the same services in 2005 and $0.4 million and $0.1 million for these same services in 2004. Additionally, ITG Canada charged the Canadian joint venture with IRESS approximately $0.2 million and $0.3 million in 2005 and 2004, respectively, for facilities and managed services. ITG Canada did not provide the Canadian joint venture with either of these services during 2006.

In conjunction with the joint venture agreement with Merrill, we contracted with BLOCKalert to provide it with the use of our technology and other services. ITG earned approximately $0.8 million for these services provided to BLOCKalert during 2006.

For additional information on related parties. please refer to Item 13 of this Annual Report on Form 10-K.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(17)   Off-Balance Sheet Risk and Concentration of Credit Risk

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, we have provided third party financial institutions with guarantees in amounts up to a maximum of $137.3 million. In the event that a customer of one of our subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, we would be required to perform for the amount of such securities up to the $137.3 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, securities owned, at fair value and receivables from brokers, dealers and other. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions.

(18)   Net Capital Requirement

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

Our net capital balances and the amounts in excess of required net capital at December 31, 2006, for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$106.6	$106.3
AlterNet	3.4	3.3
ITG Execution Services	0.8	0.7
Blackwatch	4.4	4.3

In addition, our International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2006 as summarized in the following table (dollars in millions):

International Operations	Excess Net Capital
Canada	$19.9ps
Australia	3.3
Europe	25.7
Hong Kong	9.5
Japan	3.9

As of December 31, 2006, ITG Inc. held a $2.7 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(19)   Stockholders’ Equity

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we do not anticipate paying cash dividends on our common stock at this time.

As part of our share repurchase program, our Board of Directors authorizes management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in negotiated transactions. During the year ended December 31, 2004, we purchased 3.0 million shares of our common stock at an average cost of $13.78 per share and for $41.3 million in the aggregate. During 2004, our Board of Directors authorized the repurchase of 5.0 million additional shares of our common stock and we have 2.0 million shares remaining for repurchase under such authorization as no shares of our common stock were repurchased during 2005 or 2006.

(20)   Employee and Non Employee Director Stock and Benefit Plans

Equity Plan

At December 31, 2006, we had an equity plan for our employees. Under the Amended and Restated 1994 Stock Option and Long-term Incentive Plan, as amended, (the “1994 Plan”), awards of 8,554,730 shares of our common stock are reserved for issuance under the plan. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards during such calendar year. Options that have been granted under the 1994 Plan are exercisable on dates ranging through October 2011. The 1994 Plan will remain in effect until March 31, 2007, unless sooner terminated by the Board of Directors. After this date, no further awards shall be granted pursuant to the 1994 Plan, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 1994 Plan.

In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors’ Stock Option Plan, which was amended and restated in May 2002. Through 2005, the Non-Employee Directors’ Stock Option Plan generally provided for an annual grant to each non-employee director of an option to purchase 6,141 shares of common stock. In addition, the Non-Employee Directors’ Stock Option Plan provided for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of common stock. Stock options granted under the Non-Employee Directors’ Stock Option Plan are non-qualified stock options having an exercise price equal to the fair market value of the common stock at the date of grant. All stock options granted pursuant to the Non-Employee Directors’ Stock Option Plan through January 21, 2003 became exercisable three months after the date of grant. All options granted subsequent to January 21, 2003 vest and become exercisable in equal installments on or about the first, second, and third anniversaries of the grant date. Stock options granted under the Non-Employee Directors’ Stock Option Plan expire five years after the date of grant. A total of 557,050 shares of common stock have been reserved for issuance under the Non-Employee Directors’ Stock Option Plan.

In January 2006, the Board of Directors adopted the Investment Technology Group, Inc. Directors’ Equity Subplan (the “2006 Directors’ Equity Plan”) which became effective January 1, 2006. The 2006 Directors’ Equity Plan is a subplan of the 1994 Plan. The 2006 Directors’ Equity Plan provides for the grant of options and restricted share awards to non-employee directors of the Company. Under the 2006 Director’s Equity Plan, a newly appointed non-employee director will be granted (A) stock options valued at $100,000 and (B) restricted share awards valued at $100,000 at the time of appointment to the Board of Directors. In addition, non-employee directors will be granted (A) stock options valued at $36,000 and (B) restricted share awards valued at  $36,000 annually, on the forty fifth (45th) day following each of the

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Company’s annual meetings of stockholders. All stock options are non-qualified options, will expire five years after the date of grant and will have an exercise price equal to the fair market value of the Company’s stock at the time of grant. All stock options and restricted share awards will vest in three equal annual installments, beginning on the first anniversary of the date of grant.

Under the 1994 Plan, in addition to time-based option awards, the Company is permitted to grant performance based stock options. In 2006, the Company did not grant any such awards, while in 2005 and 2004 we granted performance based options for 35,000 and 1.0 million shares, respectively and such awards were granted to select employees that vest, in whole or in part, on the third anniversary of the grant only if consolidated cumulative three year pre-tax operating income of the Company reaches certain levels. The Company recognizes stock based compensation expense (see Note 2, “Summary of Significant Accounting Policies”) for both time-based and performance based awards over the vesting period. The performance based options vest at the end of the three year period and could result in no options actually being granted as a result of not meeting the three-year performance metric. The option summary tables below include 100% of the options issued regardless of management’s estimate of the likelihood of achieving the performance metric.

A summary of the status of our stock option plans as of December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is presented below:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	4,438,268	$25.47
Granted	1,006,519	13.05
Exercised	(30,206)	15.52
Forfeited	(1,191,504)	22.48
Outstanding at December 31, 2004	4,223,077	23.44
Granted	365,910	23.87
Exercised	(649,237)	27.98
Forfeited	(1,440,094)	19.70
Outstanding at December 31, 2005	2,499,656	24.97
Granted	190,030	44.98
Exercised	(839,927)	34.02
Forfeited	(278,009)	27.80
Outstanding at December 31, 2006	1,571,750	$22.05
Amount Exercisable at December 31,
2006	399,453	$24.23
2005	1,166,485	33.31
2004	2,028,228	$30.75

Our net income for 2006, 2005, and 2004 includes approximately $4.1 million, $1.5 million and $0.7 million, respectively, of compensation costs and income tax benefits of $1.6 million, $0.6 million and $0.3 million, respectively, related to our stock option plans.

The weighted average remaining contractual term of stock options currently exercisable is 1.25 years.

The provision for income taxes excludes current tax benefits related to the exercise of stock options. For the years ended December 31, 2006, 2005 and 2004, those benefits totaled $3.2 million, $1.6 million, and $20 thousand, respectively. Such benefits are reflected as increases in Stockholders’ Equity.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.69—$12.60	617,556	1.97	$12.45	79,211	$12.06
12.61— 22.44	299,415	2.27	17.32	105,493	17.31
22.45— 25.38	250,000	3.58	25.38	—	—
25.39— 31.24	171,309	0.51	31.17	171,309	31.17
31.25— 45.30	214,921	4.32	42.92	37,065	33.52
45.31— 51.85	18,549	3.04	47.52	6,375	49.49
$9.69—$51.85	1,571,750	2.46	$22.05	399,453	$24.23

The following table summarizes information about stock options outstanding at December 31, 2006, 2005 and 2004:

(Dollars in thousands, except per share amounts)	2006	2005	2004
Total intrinsic value of stock options exercised	$9,879	$5,017	$52
Weighted average grant date fair value of stock options granted during period, per share	16.89	8.65	5.25

As of December 31, 2006, there was $4.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 2.25 years.

Cash received from stock option exercises during 2006, 2005 and 2004 were approximately $28.6 million $18.2 million and $0.5 million, respectively. Stock option exercises are settled from issuance of common shares held in treasury, to the extent available.

Under the 1994 Plan, the Company is permitted to grant restricted share awards. In 2006, 2005 and 2004, 219,678, 162,873 and 80,908 restricted shares, with weighted fair values of $43.76, $25.34 and $15.33, respectively, were granted to certain employees that generally either vest solely contingent upon continued employment through the third anniversary of the grant or cliff vest after three years in whole or in part only if the consolidated cumulative pre-tax operating income of the Company reaches certain levels (i.e., performance restricted stock). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes stock based compensation expense (see Note 2 “Summary of Significant Accounting Policies”) over this three-year period. For the years-ended December 31, 2006, 2005 and 2004, the Company recorded stock-based compensation expense of $2.7 million, $1.5 million and $0.1 million, respectively related to restricted share awards which is included in compensation and employee benefits in the consolidated statements of income, as well as, tax benefits of $1.1 million, $0.6 million and $40,000, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our restricted share awards as of December 31, 2006, 2005 and 2004 and changes during the years ended on those dates are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2003	—	$—
Granted	80,908	15.33
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2004	80,908	15.33
Granted	162,873	25.34
Vested	—	—
Forfeited	(12,524)	20.15
Outstanding at December 31, 2005	231,257	22.12
Granted	219,678	43.76
Vested	(4,227)	36.01
Forfeited	(19,031)	22.69
Outstanding at December 31, 2006	427,677	$33.07

As of December 31, 2006, there was $9.8 million of total unrecognized compensation cost related to grants of restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 2.36 years. During 2006, restricted shares with a grant date fair value of approximately $152,000 vested.

The provision for income taxes excludes current tax benefits related to the vesting of restricted share awards. For the year ended December 31, 2006, those benefits totaled approximately $0.1 million. Such benefit is reflected as an increase in Stockholders’ Equity.

ITG Stock Unit Award Program

Effective January 1, 1998, selected members of senior management and other key employees participated in the Stock Unit Award Program (“SUA”), a mandatory tax-deferred compensation program established under the 1994 Plan. Under the SUA, selected participants of the Company were required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. The units were to be settled on or after the third anniversary of the date of grant.

Effective June 30, 2003, the SUA was amended prospectively to include mandatory participation for all employees earning total cash compensation per annum of $200,000 and greater. The amended plan also deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company’s common stock equal in value to 130% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares half of which are to be distributed on the third anniversary of the deferral and the remaining half on the sixth anniversary of the

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferral. The match representing 30% of the compensation deferred is contingent only on employment with the Company and vests 50% on the third anniversary of the deferral and the remaining 50% on the sixth year of the deferral.

Effective January 1, 2006, the SUA was amended to make participation in the plan among eligible participants (employees earning total cash compensation per annum of $200,000 and greater) elective, rather than mandatory. In addition, beginning January 1, 2006, the plan deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company’s common stock equal in value to 120% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares distributed in whole on the third anniversary of the deferral. The match representing 20% of the compensation deferred is contingent only on employment with the Company and vests 100% on the third anniversary of the deferral.

Our net income for 2006, 2005, and 2004 includes $0.8 million,  $0.4 million and $0.3 million, respectively of additional compensation costs (relating to a pro rata portion of all unvested excess Stock Unit Award matches), as well as related income tax benefits of approximately $0.3 million, $0.2 million, and $0.1 million, respectively.

During 2006, 2005, and 2004, we granted 189,781, 320,140, and 338,216, units, respectively, to the employees in the SUA. During 2006, 2005, and 2004, we issued 138,655, 110,464, and 110,043 shares, respectively, of our common stock in connection with the SUA. A summary of activity under the SUA is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	582,570	$27.25
Granted	338,217	15.20
Vested	(154,653)	32.26
Forfeited	(8,110)	16.99
Outstanding at December 31, 2004	758,024	20.96
Granted	320,140	20.73
Vested	(166,229)	36.15
Forfeited	(9,424)	18.38
Outstanding at December 31, 2005	902,511	18.11
Granted	189,781	39.79
Vested	(206,830)	18.49
Forfeited	(4,556)	25.28
Outstanding at December 31, 2006	880,906	$22.65

As of December 31, 2006, there was $3.1 million of total unrecognized compensation cost related to grants under the SUA. These costs are expected to be recognized over a weighted average period of approximately 1.73 years. The total fair value of shares issued under the SUA during the twelve months ended December 31, 2006 was approximately $2.6 million. Shares issued under the SUA are from common shares held in treasury, to the extent available.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITG Employee and Non Employee Director Benefit Plans

All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan (“RSP”) and the Investment Technology Group, Inc. Money Purchase Pension Plan (“MPP”). On January 16, 2007 the MPP merged into the RSP. This merger had no effect upon the benefits conferred by these plans. These Plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $220,000 for 2006. The Plans’ features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the RSP, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the RSP and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. Most of our international employees have similar defined contribution plans. The costs for these benefits were approximately $12.9 million, $8.8 million, and $4.0 million in 2006, 2005, and 2004, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

Commencing in 2006, directors who were not our employees received an annual retainer fee of $60,000, with the exception of the external lead Director who received $90,000, under the Directors’ Retainer Fee Subplan, which was adopted in 2002. Prior to 2006, directors who were not our employees received an annual retainer fee of $50,000, with the exception of the external lead Director who received $75,000. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from our Board of Directors. Under this plan, we issued 4,428 shares of ITG’s common stock in 2004 and no shares in 2006 or 2005. Additionally, Directors who chose deferred share units received 4,688 units, 1,977 units and 1,069 units in 2006, 2005 and 2004, respectively. The cost of the Directors’ Retainer Fee Subplan was $619,500, $317,000, and $297,000, in 2006, 2005, and 2004, respectively, and is included in other general and administrative expenses in the consolidated statements of income.

In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan (“ESPP”), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of FAS 123R, the ESPP is compensatory. For the years ended December 31, 2006, 2005 and 2004, the Company recorded stock based compensation expense of approximately $576,000, $251,000, and $296,000, respectively. Shares distributed under the ESPP are newly issued shares.

(21)   Earnings Per Share

The weighted average number of outstanding shares for the years ended December 31, 2006, 2005 and 2004 were 43.4 million, 42.2 million and 42.8 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31:

	2006	2005	2004
	(In thousands, except per share amounts)
Net income for basic and diluted earnings per share	$97,923	$67,686	$40,983
Shares of common stock and common stock equivalents:
Weighted average number of common shares	43,350	42,152	42,811
Weighted average shares used in basic computation	43,350	42,152	42,811
Effect of dilutive securities	939	239	30
Weighted average shares used in diluted computation	44,289	42,391	42,841
Earnings per share:
Basic	$2.26	$1.61	$0.96
Diluted	$2.21	$1.60	$0.96

At December 31, 2006, 2005 and 2004, approximately 64,000, 1,988,000, and 3,307,000, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

(22)   Commitments and Contingencies

Lease commitments

We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended December 31, 2006, 2005, and 2004 was $12.4 million, $8.0 million, and $8.8 million, respectively, and is recorded in occupancy and equipment expense in the consolidated statements of income. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2007	$12,931
2008	12,373
2009	11,982
2010	10,820
2011	8,865
2012 and thereafter	24,579
Total	$81,550

Other commitments

On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year Term Loan in the amount of $200 million and a five-year revolving facility in the amount of $25 million, as described more fully in Note 13, “Long Term Debt”. The current borrowings under the Term Loan bear interest based upon the Three-Month LIBOR plus a margin of 1.25%. Principal and interest payments on the term loan

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are due on a quarterly basis. The remaining scheduled principal repayments and estimated interest payments total $184.7 million.

Pursuant to employment arrangements expiring in 2009, we are obligated to pay certain employees aggregate minimum compensation of $3.8 million in the year ending December 31, 2007. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate severance payments totaling the lower of $3.8 million or the remaining minimum compensation due, net of payments made through the termination date.

Pursuant to contracts expiring through 2009, we are obligated to purchase market data,, maintenance and other services totaling $8.7 million.

(23)   Segment Reporting

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company’s business structure is organized into two reportable segments: U.S. Operations and International Operations. The U.S. Operations segment provides equity trading services, trade order management and research services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers. Following our January 3, 2006 acquisitions, this segment also includes the results of Macgregor and Plexus. The International Operations segment includes our brokerage businesses in Australia, Canada, Europe, and Hong Kong, a start-up business in Japan and a research facility in Israel.

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

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	International Operations	Consolidated
2006
Total revenues	$475,963	$123,521	$599,484
Income before income tax expense	148,112	13,852	161,964
Identifiable assets	782,700	679,612	1,462,312
Capital purchases	19,043	3,676	22,719
2005
Total revenues	$316,182	$91,979	$408,161
Income before income tax expense	103,957	5,139	109,096
Identifiable assets	460,515	555,819	1,016,334
Capital purchases	8,027	2,025	10,052
2004
Total revenues	$259,840	$74,646	$334,486
Income before income tax expense	62,577	4,015	66,592
Identifiable assets	354,540	257,918	612,458
Capital purchases	11,576	1,261	12,837

INVESTMENT TECHNOLOGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)   Supplementary Financial Information (unaudited)

The following tables set forth certain unaudited financial data for our quarterly operations in 2006 and 2005. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2006				(Unaudited) December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, expect per share amounts)
Total revenues	$153,117	$146,566	$153,559	$146,242	$112,086	$102,231	$102,182	$91,662
Expenses:
Compensation and employee benefits	55,689	53,005	50,749	51,977	43,366	36,546	37,731	33,582
Transaction processing	22,732	20,391	19,738	17,843	14,693	14,852	14,013	14,284
Occupancy and equipment	10,572	9,655	9,586	8,483	7,394	6,995	7,220	7,253
Telecommunications and data processing services	7,806	8,006	7,702	6,895	5,295	5,039	4,935	4,865
Other general and administrative	18,419	16,797	15,347	13,908	9,765	10,997	10,773	9,467
Interest expense	2,942	3,098	3,157	3,023	—	—	—	—
Total expenses	118,160	110,952	106,279	102,129	80,513	74,429	74,672	69,451
Income before income tax expense	34,957	35,614	47,280	44,113	31,573	27,802	27,510	22,211
Income tax expense	12,902	14,005	19,428	17,706	10,155	12,210	10,070	8,975
Net income	$22,055	$21,609	$27,852	$26,407	$21,418	$15,592	$17,440	$13,236
Basic earnings per share	$0.51	$0.50	$0.64	$0.61	$0.50	$0.37	$0.41	$0.32
Diluted earnings per share	$0.49	$0.49	$0.63	$0.60	$0.50	$0.37	$0.41	$0.31
Basic weighed average number of common shares outstanding	43,649	43,436	43,304	43,001	42,455	42,101	42,040	42,010
Diluted weighted average number of common shares outstanding	44,554	44,397	44,265	43,733	42,919	42,369	42,204	42,161

Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2006				(Unaudited) December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(As a percentage of Total Revenues)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	36.4	36.2	33.0	35.5	38.7	35.7	36.9	36.6
Transaction processing	14.8	13.9	12.9	12.2	13.1	14.5	13.7	15.6
Occupancy and equipment	6.9	6.6	6.2	5.8	6.6	6.8	7.1	7.9
Telecommunications and data processing services	5.1	5.5	5.0	4.7	4.7	4.9	4.8	5.3
Other general and administrative	12.0	11.5	10.0	9.5	8.7	10.9	10.6	10.3
Interest expense	1.9	2.1	2.1	2.1	—	—	—	—
Total expenses	77.1	75.8	69.2	69.8	71.8	72.8	73.1	75.7
Income before income tax expense	22.9	24.2	30.8	30.2	28.2	27.2	26.9	24.3
Income tax expense	8.4	9.6	12.7	12.1	9.1	11.9	9.9	9.8
Net income	14.5%	14.6%	18.1%	18.1%	19.1%	15.3%	17.0%	14.5%

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of ITG’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that ITG maintained effective internal control over financial reporting as of December 31, 2006.

ITG acquired the Macgregor Group, Inc. (Macgregor) during 2006. Internal control over financial reporting for Macgregor, which is associated with total assets of $65 million and total revenues of $58 million included in the consolidated financial statements of ITG as of and for the year ended December 31, 2006, have been excluded from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.

ITG’s management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Investment Technology Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Investment Technology Group, Inc., maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Investment Technology Group, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired the Macgregor Group, Inc. (Macgregor) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Macgregor’s internal control over financial reporting associated with total assets of $65 million and total revenues of $58 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Macgregor.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007, expressed an unqualified opinion on those consolidated  financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2007

Item 9B.               Other Information

None

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information with respect to this item is contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.                 Executive Compensation

Information with respect to this item is contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.                 Certain Relationships, Related Transactions, and Director Independence

Information with respect to this item is contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information with respect to this item is contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Form 8-K dated February 15, 2007).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
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

10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors’ Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2*	Amended and Restated Non-Employee Directors’ Stock Option Plan.
10.3.3	Amendment to Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.3.4	Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.3.5	Amendment to Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.3.6	Amendment to Non-Employee Directors’ Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Form 8-K dated August 11, 2006).
10.3.7*	Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2004).
10.3.8	Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference to Exhibit 10.10.4 to Form 8-K dated August 11, 2006).
10.3.9

Form of Restricted Share Unit Agreement between Investment Technology Group, Inc. and Non-Employee Directors of the Company (2006) (incorporated by reference to Exhibit 10.3 to Form 10-Q dated November 9, 2006).

10.3.10

Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.11

Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003), (incorporated by reference to Exhibit 10.3.3 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.3.12

Form of Stock Option Agreement between the Company and certain employees of the Company (2005) (incorporated by reference to Exhibit 10.3.5 to Annual report on Form 10-K for the year ended December 31, 2005).

10.3.13*	Form of Restricted Stock Agreement between the Company and certain employees of the Company (2004).
10.3.14

Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005, Performance Vesting) (incorporated by reference to Exhibit 10.3.6 to Annual report on Form 10-K for the year ended December 31, 2005).

10.3.15

Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005) (incorporated by reference to Exhibit 10.3.7 to Annual report on Form 10-K for the year ended December 31, 2005).

10.3.16*	Form of Restricted Share Agreement between the Company and certain employees of the Company (2006).

10.3.17	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2006).
10.3.18	Stock Option Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.3.19	Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 9, 2006).
10.3.20	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.21*	Sixth Amended and Restated Stock Unit Award Program.
10.3.22	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.23	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.3.24

Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.25	Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K/A dated December 20, 2004).
10.3.26

Amendment dated September 15, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 20, 2006).

10.3.27

Amendment dated December 19, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 21, 2006).

10.3.28*	Employee Advisor Agreement dated February 27, 2007 between Investment Technology Group, Inc. and Raymond L. Killian, Jr.
10.3.29	Employment Agreement dated September 15, 2006, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 20, 2006).
10.3.30	Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
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

10.4.5*	Fifth Amendment to Lease, dated June 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company.
10.4.6*	Sixth Amendment to Lease, dated August 28, 2001 between Arden Realty Finance Partnership, L.P. and the Company.
10.4.7*	Seventh Amendment to Lease, dated December 15, 2004 between Arden Realty Finance Partnership, L.P. and the Company.
10.4.8*	Eighth Amendment to Lease, dated November 29, 2005 between Arden Realty Finance Partnership, L.P. and the Company.
10.4.9

Lease, dated as of February 29, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.4.10

First Amendment to lease, dated as of April 1, 2000, between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.11*	Second Amendment to Lease, dated December 15, 2004 between Arden Realty Finance IV, L.L.C. and the Company.
10.4.12*	Third Amendment to Lease, dated November 29, 2005 between Arden Realty Finance IV, L.L.C. and the Company.
10.4.13	Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.14

First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.4.15

Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.4.16

Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.4.17*	Fourth Supplemental Agreement dated as of February 21, 2006 between TAG 380, LLC and the Company.
10.5

Credit Agreement, dated January 3, 2006, by and among the Company, Bank of America, N.A., as syndication agent, U.S. Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions who become parties thereto as lenders (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 9, 2006).

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

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT C. GASSER	Chief Executive Officer, President	March 1, 2007
Robert C. Gasser	and Director
/s/ HOWARD C. NAPHTALI	Managing Director and Chief	March 1, 2007
Howard C. Naphtali	Financial Officer (Principal
Financial Officer)
/s/ ANGELO BULONE	Managing Director and	March 1, 2007
Angelo Bulone	Controller (Principal Accounting
Officer)
/s/ J. WILLIAM BURDETT	Director	March 1, 2007
J. William Burdett
/s/ WILLIAM I JACOBS	Director	March 1, 2007
William I Jacobs
/s/ TIMOTHY L. JONES	Director	March 1, 2007
Timothy L. Jones
/s/ RAYMOND L. KILLIAN, JR.	Chairman of the Board of Directors	March 1, 2007
Raymond L. Killian, Jr.
/s/ ROBERT L. KING	Director	March 1, 2007
Robert L. King
/s/ KEVIN J.P. O’HARA	Director	March 1, 2007
Kevin J.P. O’Hara
/s/ MAUREEN O’HARA	Lead Director	March 1, 2007
Maureen O’Hara
/s/ BRIAN STECK	Director	March 1, 2007
Brian Steck

EXHIBIT INDEX

Exhibits Number	Description
2.1

Agreement and Plan of Merger, dated July 12, 2005 by and among the Company, Macgregor, and Hedgehog Acquisition Inc., a wholly owned subsidiary of ITG, and Steven D. Levy, as representative of the security holders of MacGregor (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 18, 2005).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Form 8-K dated February 15, 2007).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
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

10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference to Exhibit A to the 1997 Annual Meeting Proxy Statement).
10.3.1	Non-Employee Directors’ Stock Option Plan (incorporated by reference to Appendix A to the 1996 Annual Meeting Proxy Statement).
10.3.2*	Amended and Restated Non-Employee Directors’ Stock Option Plan.
10.3.3	Amendment to Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.3.4	Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.3.5	Amendment to Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.3.6	Amendment to Non-Employee Directors’ Stock Option Agreements (incorporated by reference to Exhibit 10.2 to Form 8-K dated August 11, 2006).
10.3.7*	Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2004).

10.3.8	Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference to Exhibit 10.10.4 to Form 8-K dated August 11, 2006).
10.3.9

Form of Restricted Share Unit Agreement between Investment Technology Group, Inc. and Non-Employee Directors of the Company (2006) (incorporated by reference to Exhibit 10.3 to Form 10-Q dated November 9, 2006).

10.3.10

Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.11

Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003), (incorporated by reference to Exhibit 10.3.3 to Annual Report on Form 10-K for the year ended December 31, 2003).

10.3.12

Form of Stock Option Agreement between the Company and certain employees of the Company (2005) (incorporated by reference to Exhibit 10.3.5 to Annual report on Form 10-K for the year ended December 31, 2005).

10.3.13*	Form of Restricted Stock Agreement between the Company and certain employees of the Company (2004).
10.3.14

Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005, Performance Vesting) (incorporated by reference to Exhibit 10.3.6 to Annual report on Form 10-K for the year ended December 31, 2005).

10.3.15

Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005) (incorporated by reference to Exhibit 10.3.7 to Annual report on Form 10-K for the year ended December 31, 2005).

10.3.16*	Form of Restricted Share Agreement between the Company and certain employees of the Company (2006).
10.3.17	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2006).
10.3.18	Stock Option Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference to Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.3.19	Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference to Exhibit 10.2 to Form 10-Q dated November 9, 2006).
10.3.20	Amended and Restated Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit A to the 2003 Annual Meeting Proxy Statement).
10.3.21*	Sixth Amended and Restated Stock Unit Award Program.
10.3.22	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.23	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.3.24

Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.3.25	Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K/A dated December 20, 2004).
10.3.26

Amendment dated September 15, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 20, 2006).

10.3.27

Amendment dated December 19, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 21, 2006).

10.3.28*	Employee Advisor Agreement dated February 27, 2007 between Investment Technology Group, Inc. and Raymond L. Killian, Jr.
10.3.29	Employment Agreement dated September 15, 2006, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 20, 2006).
10.3.30	Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
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

10.4.5*	Fifth Amendment to Lease, dated June 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company.
10.4.6*	Sixth Amendment to Lease, dated August 28, 2001 between Arden Realty Finance Partnership, L.P. and the Company.
10.4.7*	Seventh Amendment to Lease, dated December 15, 2004 between Arden Realty Finance Partnership, L.P. and the Company.
10.4.8*	Eighth Amendment to Lease, dated November 29, 2005 between Arden Realty Finance Partnership, L.P. and the Company.

10.4.9

Lease, dated as of February 29, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.4.10

First Amendment to lease, dated as of April 1, 2000, between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference to Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).

10.4.11*	Second Amendment to Lease, dated December 15, 2004 between Arden Realty Finance IV, L.L.C. and the Company.
10.4.12*	Third Amendment to Lease, dated November 29, 2005 between Arden Realty Finance IV, L.L.C. and the Company.
10.4.13	Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.4.14

First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.4.15

Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.4.16

Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference to Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).

10.4.17*	Fourth Supplemental Agreement dated as of February 21, 2006 between TAG 380, LLC and the Company.
10.5

Credit Agreement, dated January 3, 2006, by and among the Company, Bank of America, N.A., as syndication agent, U.S. Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions who become parties thereto as lenders (incorporated by reference to Exhibit 1.1 to Form 8-K dated January 9, 2006).

21*	Subsidiaries of Company.
23*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a) Certification
31.2*	Rule 13a-14(a) Certification
32.1*	Section 1350 Certification

*                    Filed herewith

See list of exhibits at Item 15(a)(3) above and exhibits following.