Form 10-Q
period 2007-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2007-05-10
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2007

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

As of May 1, 2007, the Registrant had 44,324,802 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, Access Plexus, activePeg, AsiaPOSIT, Channel ITG, Compalert, ITG ACE, ITG Australia, ITG Japan, ITG Logic, ITG/Opt, ITG Web Access, Macgregor, Macgregor University, POSIT, ResRisk, ResRisk+, RouteNet, TCA (design), The Future of Trading, TransPort, TriAct, Triton, and VWAP Smartserver are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. Algoportal, AlterNet, Best Execution (design), BLOCKalert, DarkServer, DarkServer Inside, End-to-End Trading Solutions, ITG ACE Cost Curves, ITG Algorithms, ITG Channel, ITG Compliance, ITG Dark Algorithms, ITG Net, ITG Solutions Network, ITG Triton X, Macgregor Financial Network, Macgregor Enterprise Compliance, Macgregor Post Trade, Macgregor Wealth Management, Macgregor XEC, Macgregor XIP, Plexus Plan Sponsor Group, Plexus Alpha Capture, PAEG/L, Plexus Broker Edge Monitor, Plexus Sponsor Monitor, POSIT Alert, POSIT Match, POSIT Now, POSIT VWAP, Powered by POSIT, Radical, and TCM  are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A “Risk Factors”, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, for the year ended December 31, 2006, which you are encouraged to read.  Our 2006 Annual Report to Shareholders and Form 10-K are also available through our website at http://investor.itg.com.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$312,678	$321,298
Cash restricted or segregated under regulations and other	15,013	13,610
Securities owned, at fair value	7,560	6,540
Receivables from brokers, dealers and other, net	1,194,887	590,060
Investments	8,463	9,299
Premises and equipment, net	36,146	34,740
Capitalized software, net	37,843	32,203
Goodwill	405,786	405,754
Other intangibles, net	28,780	29,366
Deferred taxes	2,116	7,426
Other assets	11,515	12,016
Total assets	$2,060,787	$1,462,312

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$140,159	$152,049
Payables to brokers, dealers and other	1,106,707	533,045
Securities sold, not yet purchased, at fair value	1,805	137
Income taxes payable	9,399	8,147
Deferred taxes	658	—
Long term debt	153,800	160,900
Total liabilities	1,412,528	854,278

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,472,053 and 51,443,560 shares issued at March 31, 2007 and December 31, 2006, respectively and 44,303,669 and 43,809,993 shares outstanding at March 31, 2007 and December 31, 2006, respectively	515	514
Additional paid-in capital	204,261	198,419
Retained earnings	565,280	540,570
Common stock held in treasury, at cost; 7,168,384 and 7,633,567 shares at March 31, 2007 and December 31, 2006, respectively	(135,387)	(144,173)
Accumulated other comprehensive income (net of tax)	13,590	12,704
Total stockholders’ equity	648,259	608,034
Total liabilities and stockholders’ equity	$2,060,787	$1,462,312

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Commissions	$143,513	$117,578
Recurring	19,182	17,664
Other	6,233	11,000
Total revenues	168,928	146,242

Expenses:
Compensation and employee benefits	58,515	51,977
Transaction processing	25,326	17,843
Occupancy and equipment	11,220	8,483
Telecommunications and data processing services	9,134	6,895
Other general and administrative	19,606	13,908
Interest expense	2,785	3,023
Total expenses	126,586	102,129

Income before income tax expense	42,342	44,113

Income tax expense	17,632	17,706
Net income	$24,710	$26,407

Earnings per share:

Basic	$0.56	$0.61
Diluted	$0.55	$0.60

Basic weighted average number of common shares outstanding	44,074	43,001
Diluted weighted average number of common shares outstanding	44,838	43,733

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2007

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2007	$—	$514	$198,419	$540,570	$(144,173)	$12,704	$608,034

Net income	—	—	—	24,710	—	—	24,710
Other comprehensive income (net of tax):
Currency translation adjustment	—	—	—	—	—	924	924
Unrealized holding gain on securities available-for-sale	—	—	—	—	—	65	65
Unrealized loss on hedging instruments	—	—	—	—	—	(103)	(103)
Comprehensive income							$25,596
Issuance of common stock for employee stock options (418,849 shares), restricted share awards (2,877 shares) and employee stock unit awards (43,457 shares), including excess tax benefit of $3,526	—	—	2,846	—	8,786	—	11,632
Issuance of common stock for the employee stock purchase plan (28,493 shares)	—	1	1,040	—	—	—	1,041
Stock-based compensation	—	—	1,956	—	—	—	1,956
Balance at March 31, 2007	$—	$515	$204,261	$565,280	$(135,387)	$13,590	$648,259

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from Operating Activities:
Net income	$24,710	$26,407
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	7,636	4,696
Deferred income tax expense	1,714	3,691
Provision for doubtful accounts	413	400
Stock-based compensation	1,956	1,693
Gain on investments held	—	(6,827)
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(1,378)	(5,691)
Securities owned, at fair value	(838)	(1,926)
Receivables from brokers, dealers and other, net	(599,237)	(329,457)
Accounts payable and accrued expenses	(12,041)	750
Payables to brokers, dealers and other	568,024	314,871
Securities sold, not yet purchased, at fair value	1,665	2,137
Income taxes payable	9,025	10,015
Excess tax benefit from share based payment arrangements	(3,526)	(1,106)
Other, net	935	728
Net cash (used in) / provided by operating activities	(942)	20,381
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	—	(239,978)
Proceeds from sale of investments	800	—
Capital purchases	(5,270)	(5,135)
Capitalization of software development costs	(8,987)	(4,619)
Net cash used in investing activities	(13,457)	(249,732)

Cash flows from Financing Activities:
Proceeds from debt incurred	—	200,000
Payments on debt	(7,100)	(8,000)
Excess tax benefit from share based payment arrangements	3,526	1,106
Common stock issued	9,148	14,091
Net cash provided by financing activities	5,574	207,197

Effect of exchange rate changes on cash and cash equivalents	205	(409)
Net decrease in cash and cash equivalents	(8,620)	(22,563)
Cash and cash equivalents — beginning of year	321,298	261,044
Cash and cash equivalents — end of period	$312,678	$238,481

Supplemental cash flow information
Interest paid	$3,889	$4,098
Income taxes paid	$6,589	$4,285

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers in equity securities, (2) ITG Execution Services Inc., a New York Stock Exchange, Inc. (“NYSE”) floor broker (“ITG Execution Services”), (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (6)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker dealer in Hong Kong, (7) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (8) ITG Software Solutions, Inc. (“ITG Software Solutions”), our intangible property, software development and maintenance subsidiary in the U.S., (9) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. (“Macgregor”), a leading provider of trade order management technology for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of transaction cost analysis and transition consulting and services to the plan sponsor community, and (10) Block Alert LLC (“BLOCKalert”), a 50% owned joint venture accounted for under the equity method of accounting.

Investment Technology Group, Inc. (NYSE: ITG), is a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. A pioneer in electronic trading, ITG has a unique approach that combines pre-trade analysis, order management, trade execution, and post-trade evaluation to provide clients with continuous improvements in trading and cost efficiency. The firm is headquartered in New York with offices in North America, Europe, Asia and Australia.

The Company now has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations, following changes the Company made to its management hierarchy in symmetry with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses.

The U.S. Operations segment provides equity trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides institutional equity trading focusing on Canadian securities, as well as research services. The International Operations segment includes our brokerage businesses in Europe, Australia, Hong Kong and Japan (the latter two of which may be collectively referred to as “Asia”), as well as a research and development facility in Israel.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

The Condensed Consolidated Financial Statements and accompanying notes are prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results. Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.  Certain payables to brokers for clearance and execution costs previously included in accounts payable and accrued expense were reclassified to payables to brokers, dealers and other in the Condensed Consolidated Statements of Financial Condition.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  For further discussion of accounting for uncertainty in income taxes, see Note 5, “Income Taxes”.

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We do not expect the adoption of FAS 157 to have a material impact on our consolidated results of operations or financial condition.

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  A company that adopts FAS 159 will measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date, with any differences between the carrying amount of the selected item and its fair value as of the adoption date being included as a cumulative-effect adjustment to beginning retained earnings.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently, as required under existing accounting principles.  The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The standard does not affect any literature that requires certain assets and liabilities to be carried at fair value.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We do not expect the adoption of FAS 159 to have a material impact on our consolidated results of operations or financial condition.

(2) Cash Restricted or Segregated

Cash restricted or segregated under regulations and other represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising from our Asian clearing and settlement activities, (ii) a segregated account maintained by ITG Inc.’s clearing broker on behalf of its customers under certain directed brokerage arrangements, (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade settlement activity (v) a segregated balance maintained by our Japanese operations on behalf of its customers under certain directed brokerage arrangements and (vi) funds relating to the securitization of a bank guarantee supporting an Australian lease.

(3) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Corporate stocks	$1,355	$388	$1,805	$137
Mutual funds	6,205	6,152	—	—
Total	$7,560	$6,540	$1,805	$137

In March 2006, we received common stock in the NYSE Group, Inc. (the “NYX Shares”) from the distribution of consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. (the “NYSE Merger”). These shares were received in exchange for the two exchange membership seats that were owned by our broker-dealer subsidiary and were originally subject to a three year restriction on sale which expired annually in equal one-third tranches. We originally classified one-third of the total NYX Shares received as available-for-sale securities as they contained a sale restriction expiring on March 7, 2007, and two-thirds of the total NYX Shares received as investments, at cost as they contained sale restrictions expiring on March 7, 2008 and 2009. In May 2006, the NYSE Group, Inc. completed a secondary public offering of 25 million shares of its common stock, which allowed us to sell all of the shares that we classified as available-for-sale at that time, as well as a portion of the shares that we had classified as investments at cost. In March 2007, 3,040 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on the sale is now less than one year.  At December 31, 2006, there were no securities classified as available-for-sale and 55,440 NYX Shares were classified as investments at cost (of which 3,040 shares and 52,400 shares could not be sold until March 7, 2008 and 2009, respectively (See Note 4, “Investments”).

Unrealized holding gains and losses for available-for-sale securities are reported in other comprehensive income until realized.

(4) Investments

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost which are summarized as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Investments in limited partnerships	$5,601	$6,262
Investments at cost	2,862	3,037
Total	$8,463	$9,299

Investments at cost consists of the remaining 52,400 share portion of the NYX Shares which may not be sold until March 7, 2009, as described in Note 3, “Securities Owned and Sold, Not Yet Purchased”, above.  We will periodically assess the carrying value of the investment to determine if there has been “other than temporary” impairment.

(5) Income Taxes

On January 1, 2007, we adopted the provisions of FIN 48, which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The cumulative impact of our reassessment of uncertain tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

As of the adoption date, we had gross unrecognized tax benefits of $15.5 million.  After netting this liability with $4.7 million of offsetting tax benefits and $0.7 million related to business combinations, the resulting $10.1 million, if recognized, would affect the effective tax rate.

With limited exception, we are no longer subject to U.S. federal, state, local or foreign tax audits by taxing authorities for years preceding 2000.  The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. federal income tax returns for 2002 through 2005.  The IRS is also auditing certain subsidiary returns for pre-acquisition fiscal years 2004-2005.  Certain state and local returns are also currently under various stages of audit.  The Company does not anticipate a significant change to the total of  unrecognized tax benefits within the next twelve months.

As of the adoption date, we also had accrued interest expense of $4.6 million, gross of related tax effects of $1.8 million, related to the unrecognized tax benefits. As a continuing policy, we recognize interest accrued related to unrecognized tax benefits as income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense.

(6) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006

U.S. Operations	$371,159	$371,159	$27,371	$27,943
Canadian Operations	—	—	—	—
International Operations	34,627	34,595	1,409	1,423
Total	$405,786	$405,754	$28,780	$29,366

During the three months ended March 31, 2007 (“First Quarter 2007”), no goodwill was deemed impaired and accordingly, no write-off was required.

We amortize other intangibles over their respective estimated useful lives, which range from three to eighteen years. For First Quarter 2007, we recognized intangible amortization expense of $0.6 million.

(7) Receivables From and Payables To Brokers, Dealers and Other

The following is a summary of receivables from and payables to brokers, dealers and other (dollars in thousands):

	Receivables From		Payables To
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Customers	$935,597	$396,771	$796,138	$414,794
Clearing brokers and other	262,494	196,227	310,569	118,251
Allowance for doubtful receivables	(3,204)	(2,938)	—	—
Total	$1,194,887	$590,060	$1,106,707	$533,045

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Accrued compensation and benefits	$32,228	$43,784
Accrued soft dollar research payables	29,129	29,066
Deferred compensation	25,346	24,390
Trade payables	23,097	23,513
Deferred revenue	13,097	13,407
Accrued transaction processing	2,943	3,051
Other accrued expenses	14,319	14,838
Total	$140,159	$152,049

(9) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has not been drawn upon as of the filing date of this quarterly report. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying Consolidated Statement of Financial Condition and are amortized to interest expense over the life of the loan.

At March 31, 2007, we had $153.8 million in outstanding debt under the Term Loan following the scheduled principal payment of $7.1 million in First Quarter 2007. The terms of our credit facility include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2007	$21.3
2008	38.0
2009	47.6
2010	46.9
$153.8

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $2.8 million in First Quarter 2007.

Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan was hedged by interest rate swap agreements at March 31, 2007.

(10) Financial Instruments and Derivative Contracts

Derivative Contracts

All derivative instruments are recorded on the Consolidated Statement of Financial Condition at fair value in other assets or accounts payable and other accrued liabilities. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under FASB Statement (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the balance sheet in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our LIBOR-based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of counterparties to fully satisfy their obligations under the swap agreements. During the first quarter of 2007, the quarterly net settlements from these swaps decreased interest expense by less than $0.1 million. Based on the current interest rate environment, less than $0.1 million of the after-tax realized gain within accumulated other comprehensive income is expected to be reclassified in the next twelve months.

The following table summarizes our derivative and debt related financial instruments at March 31, 2007 and December 31, 2006 (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Long term debt	$(153,800)	$(160,900)	$(153,800)	$(160,900)
Interest rate swap	(165)	9	(165)	9

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

Three Months Ended	March 31, 2007	March 31, 2006
Net income for basic and diluted earnings per share	$24,710	$26,407
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	44,074	43,001
Effect of dilutive securities	764	732
Average common shares used in diluted computation	44,838	43,733
Earnings per share:
Basic	$0.56	$0.61
Diluted	$0.55	$0.60

The following is a summary of anti-dilutive options not included in the detailed earnings per share computation (amounts in thousands):

Three Months Ended	March 31, 2007	March 31, 2006
Anti-dilutive options	202	6

(12) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income as of March 31, 2007, are as follows (dollars in thousands):

	Before Tax	Tax Benefit / (Expense)	After Tax

Currency translation adjustment	$13,623	$—	$13,623
Unrealized holding gain on securities, available-for-sale	109	(44)	65
Unrealized loss on hedging activities	(165)	67	(98)
Total	$13,567	$23	$13,590

Unrealized holding gains on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(13) Net Capital Requirement

ITG Inc., AlterNet, ITG Execution Services and Blackwatch Brokerage, Inc. (“Blackwatch”) are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Execution Services and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 each for ITG Execution Services and Blackwatch, or 6 2/3% of aggregate indebtedness.

Our net capital balances and the amounts in excess of required net capital at March 31, 2007, for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$105.7	$105.4
AlterNet	3.6	3.5
ITG Execution Services	0.7	0.6
Blackwatch	4.6	4.4

In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2007 as summarized in the following table (dollars in millions):

Canadian Operations	Excess Net Capital
Canada	$21.7

International Operations
Australia	$4.3
Europe	12.7
Hong Kong	6.4
Japan	3.4

As of March 31, 2007, ITG Inc. held a $1.7 million cash balance in a segregated bank account for the benefit of customers under certain directed brokerage arrangements.

(14) Segment Reporting

During First Quarter 2007, the Company made certain changes to its management hierarchy in symmetry with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses.  Therefore the Company now has three operating segments: U.S. Operations, Canadian Operations and International Operations.

The U.S. Operations segment provides equity trading services, trade order management and research services in U.S. securities to institutional investors, brokers and alternative investment funds and money managers.  The Canadian Operations segment provides institutional equity trading focusing on Canadian securities, as well as research services. The International Operations segment includes our brokerage businesses in Australia, Europe, and Hong Kong, a start-up business in Japan and a development facility in Israel.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2, “Summary of Significant Accounting Policies”, in our annual report on Form 10-K for the year ended December 31, 2006.  We allocate resources to and evaluate performance of our reportable segments based on income before income tax expense.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
Three Months Ended March 31, 2007
Total revenues	$131,571	$16,341	$21,016	$168,928
Income before income tax expense	38,243	4,615	(516)	42,342
Identifiable assets	792,592	251,172	1,017,023	2,060,787
Capital purchases	3,650	931	689	5,270

Three Months Ended March 31, 2006
Total revenues	$118,272	$10,490	$17,480	$146,242
Income before income tax expense	41,259	1,744	1,110	44,113
Identifiable assets	744,603	191,894	661,945	1,598,442
Capital purchases	4,631	56	448	5,135

Revenue and long lived assets, classified by the geographic region in which the company operates are as follows:

	2007	2006
Revenues: Three Months Ended March 31,
United States	$131,571	$118,272
Canada	16,341	10,490
Europe	14,738	12,215
All other	6,278	5,265
Total	$168,928	$146,242

Long-lived Assets at March 31:
United States	$466,780	$426,001
Canada	2,292	3,813
Europe	34,799	34,466
All other	6,470	4,522
Total	$510,341	$468,802

The Company’s long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, intangibles, debt issuance costs and investments in unconsolidated affiliates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements, including the notes thereto.

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations. Our U.S. Operations segment provides equity trading, trade order management and research services to institutional investors, plan sponsors, brokers and alternative investment funds and money managers in the U.S. The Canadian Operations segment provides institutional equity trading focusing on Canadian securities, as well as research services. The International Operations segment includes our brokerage businesses in Europe, Australia, Hong Kong and Japan (the latter two of which may be collectively referred to as “Asia”), as well as our development facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Asia and Australia. Commission revenues are generated by orders delivered to us from our “front-end” software products, as well as other vendors’ front-ends and direct computer-to-computer links to customers. We also generate recurring revenues which are largely fee or subscription-based rather than transaction-based and are therefore significantly less sensitive to fluctuations in the level of trading activity. The subscription-based revenues principally consist of revenues from our connectivity services, order management systems and analytical products.

Executive Summary

In the three months ended March 31, 2007 (“First Quarter 2007”) our consolidated revenues increased 16% to $168.9 million, while our operating expenses grew 24% to $126.6 million as compared to the three months ended March 31, 2006 (“First Quarter 2006”). Our reported net income for First Quarter 2007 was $24.7 million, or $0.55 per diluted share, as compared to $26.4 million, or $0.60 per diluted share, in First Quarter 2006. Pre-tax margins were 25.1% of revenues in First Quarter 2007 as compared with 30.2% of revenues in First Quarter 2006.

Our reported First Quarter 2006 results reflect a pre-tax gain of $6.8 million and dividend income of $1.0 million related to our ownership of two memberships on the NYSE, which was considered non-recurring. As part of the NYSE Merger, each NYSE member received compensation consisting of cash and restricted shares of NYSE Group, Inc. common stock in respect of each NYSE membership. Accordingly, our consideration for our memberships consisted of 157,202 restricted shares of NYSE Group, Inc. common stock, and approximately $1.0 million in cash and dividends, which was recorded as dividend income (collectively referred to as the “NYSE Transaction”). The impact of the 2006 non-recurring item was a $7.8 million increase in pre-tax income and a $4.9 million increase in after-tax net income. Reported earnings per share for the quarter increased $0.11 as a result of these non-recurring items.

Excluding the impact of the First Quarter 2006 non-recurring items, First Quarter 2007 revenue increased by $30.5 million, or 22%, while net income increased $3.2 million, or 15%, and earnings per share increased $0.06, or 12%, as compared to First Quarter 2006.

We experienced strong volume growth, as well as increased market share in First Quarter 2007 along with continued pricing pressure in the U.S. equity markets. Overall First Quarter 2007 market volumes increased 27% on the NYSE and 2% on NASDAQ compared to First Quarter 2006, while ITG U.S. daily volumes were up 41% for the same period, outpacing the market.  Sequentially, First Quarter 2007 daily trading volumes increased 16% at NYSE and 12% at NASDAQ, while ITG’s U.S. daily volumes increased by 16% over the same period.  In First Quarter 2007, ITG’s market share of the combined NYSE and NASDAQ volumes was 3.7% compared to ITG’s market share of 3.0% in First Quarter 2006.

Market volatility fluctuated slightly upwards as measured by the VIX index (CBOE Volatility Index). Strong performances from our POSIT suite of crossing products, algorithmic trading products and direct market access products drove our U.S. total revenue growth to 11%.

We have begun to merge the Macgregor Financial Network (“MFN”) and our existing internal routing network, RouteNet, to form ITG Net.  ITG Net will combine the financial strength of the MFN and the strong technical infrastructure of RouteNet into one global provider of financial messaging.  In addition, the Macgregor technology and development group is being further integrated into ITG Software Solutions, our intangible property, software development and maintenance subsidiary in the U.S.  We believe this will help eliminate overlaps and potential development inefficiencies.  We have built synergies across our product suite and will continue to provide clients with the combination of products that best meet their needs.

As of May 1, 2007, our U.S. broker-dealer, ITG Inc. moved from an introducing broker model to a self-clearing broker model.  This move allows us to settle our own trades which is expected to translate into lower U.S. equity clearing and settlement costs.

Total Canadian Operations revenue increased $5.9 million, or 56%, versus First Quarter 2006 to $16.3 million (including an unfavorable foreign exchange impact of $0.2 million) reflecting substantial volume growth.  Our Canadian Operations had the best quarterly operating results in its history (when excluding the $5.4 million dollar gain recorded in the second quarter of 2006, related to the sale of our 50% interest in a joint venture, which we consider a non-recurring item), posting a pre-tax profit of $4.6 million which more than doubled the comparable amount of First Quarter 2006.

Total International Operations revenue for First Quarter 2007 increased $3.5 million, or 20%, versus First Quarter 2006 to $21.0 million, reflecting an increase in the market value of executions in Europe and Asia.

The overall International Operations revenue increase included a $1.7 million gain from exchange rate fluctuations primarily as a result of the stronger Pound Sterling (relative to the U.S. Dollar) and an unfavorable impact on pre-tax earnings of less than $0.1 million.

The International Operations, as a whole, posted a pre-tax loss of $0.5 million, reflecting the costs associated with our continuing efforts to develop the business.  We see strong growth potential for the International Operations as we are focused on positioning it for expansion, which includes globalizing our product line and rolling out new products throughout the year.

Results of Operations — Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

U.S. Operations

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Change	% Change
Revenues
Commission	$109,713	$92,738	$16,975	18
Recurring	18,378	17,218	1,160	7
Other	3,480	8,316	(4,836)	(58)
Total revenues	131,571	118,272	13,299	11

Expenses
Compensation and employee benefits	44,062	41,114	2,948	7
Transaction processing	15,569	9,740	5,829	60
Other expenses	30,912	23,136	7,776	34
Interest expense	2,785	3,023	(238)	(8)
Total expenses	93,328	77,013	16,315	21
Income before income tax expense	$38,243	$41,259	$(3,016)	(7)
Pre-tax margin	29.1%	34.9%	(5.8)%

Revenues from U.S. Operations of $131.6 million increased 11% compared to First Quarter 2006, which included $7.8 million related to non-recurring items (as discussed in “Executive Summary” above).  Revenue growth excluding non-recurring items was 19%.

Commission revenues in First Quarter 2007 included strong performances from POSIT and our direct market access products. We benefited from strong growth in average daily share volumes (41%), despite a reduction in average revenue per share and one less trading day in the quarter, as reported in the table below. Related transaction processing costs increased at a higher level than share volume (60%) due to higher execution costs.

	Three Months Ended
U.S. Operations: Key Indicators	March 31, 2007	March 31, 2006	Change	% Change
Total trading volume (in billions of shares)	11.7	8.4	3.3	39
Trading volume per day (in millions of shares)	191.3	135.4	55.9	41
Average revenue per share ($)	$0.0093	$0.0109	$(0.0016)	(15)
U.S. market trading days	61	62	(1)	(2)

In addition to the commission revenues above which reflect broker dealer agency trading activities, we earned commission revenue as a result of commission revenues earned by other broker-dealers on transactions executed via our OMS network of $1.3 million in both the First Quarter 2007 and First Quarter 2006.

On a pre-tax basis, our higher commission revenues were partially offset by the growth in transaction processing costs, which outpaced commission revenue growth. As our direct access clients utilized algorithmic strategies to a much larger extent, we experienced a shift in the mix of execution venues towards costlier providers. In concert with certain clients, adjustments to execution and routing strategies have been implemented.

Recurring revenues of $18.4 million, which include subscription-based sales of analytical products and order management networks services as well as our network connectivity and professional services, increased $1.2 million, or 7%, compared to First Quarter 2006.  The growth is primarily due to additional clients utilizing our network connectivity services.

Other revenues decreased $4.8 million due to the presence of gains from the NYSE Transaction in 2006 (as discussed in “Executive Summary” above), which was partially offset by increases in First Quarter 2007 of technology and support fees charged to BLOCKalert (a 50% owned joint venture) and increased investment income.

U.S. compensation and employee benefits expense increased by $2.9 million, reflecting a 13% increase in average headcount associated with the expansion of our business, as well as annual merit compensation increases and higher benefit and payroll tax costs.  Compensation costs related to product development were partially offset by higher capitalizable salaries from new product development efforts.

Other expenses increased $7.8 million to $30.9 million in First Quarter 2007. Other expense growth was driven by (i) consulting fees, related to systems and new business development activities, (ii) amortization expenses related to new product releases, (iii) market data fees related to increased business, (iv) depreciation expense and (v) non-capital hardware and software purchases.  Additionally, our increased infrastructure needs, which included expanded office space in both our California and New York offices, as well as expansion of our telecommunications and data processing infrastructure further contributed to expense growth.

Interest expense reflects the cost of our borrowings to finance the Macgregor and Plexus acquisitions, as discussed in Note 9, “Long Term Debt” , to the Condensed Consolidated Financial Statements and in “Liquidity and Capital Resources”, below.

Canadian Operations

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Change	% Change
Revenues
Commission	$13,590	$8,152	$5,438	67
Recurring	570	345	225	65
Other	2,181	1,993	188	9
Total revenues	16,341	10,490	5,851	56

Expenses
Compensation and employee benefits	5,371	3,703	1,668	45
Transaction processing	3,377	3,062	315	10
Other expenses	2,978	1,981	997	50
Total expenses	11,726	8,746	2,980	34
Income before income tax expense	$4,615	$1,744	$2,871	165
Pre-tax margin	28.2%	16.6%	11.6%

In Canada, total revenues increased $5.9 million, or 56%, versus First Quarter 2006 to $16.3 million reflecting substantial volume growth.

First Quarter 2007 total shares traded on the Toronto Stock Exchange (“TSX”) increased 6.1% to 23.7 billion shares compared to First Quarter 2006.  Our Canadian Operations’ results for First Quarter 2007 significantly outpaced TSX increases as client share volume was up 81% over First Quarter 2006.   Our TSX market share was 3.77% in First Quarter 2007, up from 2.17% in First Quarter 2006.  Share volume growth was driven primarily by the growth of direct market access trading.

Compensation and employee benefits expense reflect higher performance related compensation related to the growth in revenues and increased headcount to support the significant growth in business activity.

Despite the 81% share volume increase, transaction processing costs grew at a slower pace. Savings have been realized on exchange fees due to the introduction of a new TSX pricing model in the second half of 2006, and lower clearing/settlement fees.

Other expenses reflect technology fees related to increased business, additional office space, and the elimination of losses from a joint venture that was sold in the second quarter of 2006.

International Operations

	Three Months Ended
$ in thousands	March 31, 2007	March 31, 2006	Change	% Change
Commission Revenues
Europe	$14,263	$11,702	$2,561	22
Australia	2,413	2,560	(147)	(6)
Asia	3,534	2,426	1,108	46
Total commission revenues	20,210	16,688	3,522	21
Recurring revenues	234	101	133	132
Other revenues	572	691	(119)	(17)
Total revenues	21,016	17,480	3,536	20

Expenses
Compensation and employee benefits	9,082	7,160	1,922	27
Transaction processing	6,380	5,041	1,339	27
Other expenses	6,070	4,169	1,901	46
Total expenses	21,532	16,370	5,162	32
Income before income tax expense	$(516)	$1,110	$(1,626)	(146)
Pre-tax margin	(2.5)%	6.4%	(8.9)%

Revenues from International Operations increased 20% compared to First Quarter 2006, including $1.7 million impact of exchange rate fluctuations resulting primarily from the stronger Pound Sterling, relative to the U.S. Dollar.  On a pre-tax basis, the unfavorable foreign exchange rate impact was less than $0.1 million.

Commission revenues from International Operations increased 21% to $20.2 million including $1.6 million of exchange rate fluctuations. Excluding the foreign currency impact, commission revenues grew $1.9 million or 11%.

In Europe, commission revenues increased 22% or $2.6 million compared to First Quarter 2006.  We continue to experience strong growth in our portfolio trading desk and direct market access products, specifically Triton and algorithmic products, for which we expect to roll out more offerings in the second quarter of 2007. Geographically, the higher growth in continental European equity executions resulted in a lower trading margin compared with UK equity executions.

Commission revenues in Asia increased $1.1 million.  This growth was driven by 48% revenue growth in our Hong Kong operations, reflecting strong volume growth in the Hong Kong and Japanese markets.  As the proportion of trades executed in Hong Kong increased, our pre-tax margins benefited from lower variable transaction processing charges relative to revenue growth, as we self-clear equity executions in Hong Kong.

Compensation and employee benefits expense reflect higher performance related compensation related to the growth in revenues, increased headcount to support the general expansion of business activity, and an unfavorable foreign exchange rate impact ($0.7 million). This was partially offset by an increase in capitalized salaries primarily from our development projects relating to Triton and algorithmic trading for international customers.

Transaction processing costs grew at a lower rate than revenue in Asia, but outpaced revenue growth in Europe. Our European transaction cost growth was driven by the higher level of business growth in continental Europe, which has higher transaction processing costs, compared to our UK executions.

Other expenses reflect higher business development, consulting, and occupancy charges, as well as an unfavorable exchange rate impact ($0.5 million).

Income tax expense

The effective tax rate was 41.6% in First Quarter 2007, compared to 40.1% in First Quarter 2006. This rate increase reflects higher non-deductible losses in the First Quarter 2007 and significantly lower dividend received deductions as the First Quarter 2006 benefited from the deductibility of the NYSE dividend received from the NYSE Merger.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. At March 31, 2007, cash and cash equivalents and securities owned, at fair value amounted to $320.2 million and net receivables from brokers, dealers and other due within 30 days totaled $1.2 billion. In addition, we held $15.0 million of cash in restricted or segregated bank or clearing broker accounts at March 31, 2007. In Asia, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.8 million and are supported by $3.6 million in restricted cash deposits.

Securities owned include trading securities, at fair value (mutual fund investments, common stock and warrants) and available-for-sale securities, at fair value. Available-for-sale securities, at fair value, include shares received as part of the NYSE Transaction which have sales restrictions (as described in Note 3, “Securities Owned and Sold, Not Yet Purchased” , to the Condensed Consolidated Financial Statements).

We also invest a portion of our excess cash balances in cash enhanced strategies, which we believe should generally yield higher returns without significant effect on risk. As of March 31, 2007, we had investments in limited partnerships totaling $5.6 million, all of which were invested in marketable securities.

Capital Resources

Our capital resource requirements relate to capital expenditures, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability allows us to readily access capital markets.

Operating Activities

Cash flows used in operating activities were $0.9 million in First Quarter 2007 as compared to the $20.4 million provided by operating activities in First Quarter 2006. The decrease was primarily attributable to changes in working capital.

Investing Activities

Net cash used in investing activities primarily reflects increased spending in premises and equipment and capitalizable software development projects, as we continue to invest in both infrastructure and our product portfolio.

Financing Activities

Financing activities reflect cash provided by common stock issued in connection with our employee stock purchase plan, employee stock option plan, and other equity based compensation and the related excess tax benefit of $3.5 million.  The net cash used in financing activities reflects the $7.1 million principal repayment on the term loan financing used for the Macgregor and Plexus Acquisitions (see Note 9, “Long Term Debt”, to the Condensed Consolidated Financial Statements and “Loan Facilities” below).

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

The current borrowings under the Term Loan will bear interest based on the Three-Month London Interbank Offered Rate (“LIBOR”) plus a 1.25% margin.  Our fixed charges (principal repayment and interest) on the Term Loan were approximately $9.8 million for First Quarter 2007.  For the full year 2007, these fixed charges are expected to approximate $38 million; however, this estimate would be affected by changes in LIBOR, future mandatory prepayments and our interest rate hedging activities. We also paid a commitment fee of 0.30% per year on the average daily amount of the unused commitment of the Revolving Loan, which amounted to approximately $19 thousand. (See Note 9, “Long Term Debt”, to the Condensed Consolidated Financial Statements for further details.)

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our brokerage subsidiaries are required to maintain at all times at least the minimum level of new capital required under Rule 15c3-1.

Our net capital balances and the amounts in excess of required net capital at March 31, 2007, for our U.S. Operations is as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$105.7	$105.4
AlterNet	3.6	3.5
ITG Execution Services	0.7	0.6
Blackwatch	4.6	4.4

As of May 1, 2007, our U.S. broker-dealer, ITG Inc., migrated from being a fully disclosed introducing broker-dealer to being a self-clearing broker-dealer. As we are a self-clearing broker-dealer acting as an executing broker who clears prime broker transactions, our minimum net capital requirement as defined under Rule 15c3-1 has increased to $1.0 million from $250 thousand.

In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2007 as summarized in the following table (dollars in millions):

Canadian Operations	Excess Net Capital
Canada	$21.7

International Operations
Australia	$4.3
Europe	12.7
Hong Kong	6.4
Japan	3.4

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

As a registered NASD self-clearing member firm since May 1, 2007, ITG Inc. may have to finance its clients’ unsettled positions and could be held responsible for the defaults by our clients. Although we regularly review credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect ITG.

Since May 1, 2007, ITG Inc. is required to maintain restricted cash deposits with the National Securities Clearing Corporation and the Depository Trust Company totaling $21.6 million.  Additionally, ITG Inc. is required to maintain a restricted and segregated cash account for the benefit of customers where the self-clearing broker-dealer is holding customer funds.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $137.9 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $137.9 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of March 31, 2007, our other contractual obligations and commercial commitments consisted principally of fixed charges (principal repayment and interest) on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements. There has been no significant change to such arrangements and obligations since December 31, 2006. The aggregate contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) excluded the liability for unrecognized tax benefits, which totalled $20.1 million as of January 1, 2007, including interest of $4.6 million, since we cannot predict with reasonable reliability the timing of cash settlements with respective taxing authorities. For additional information, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2006 Form 10-K and Note 5, “Income Taxes” to our Condensed Consolidated Financial Statements.

Critical Accounting Estimates

Except as described below, there have been no significant changes to our critical accounting policies and estimates during First Quarter 2007 from those we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Uncertain Tax Positions

Effective January 1, 2007, we adopted FIN 48, which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits.  Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The impact of our reassessment of uncertain tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our Annual Report filed on Form 10-K (Item 7A) for the year ended December 31, 2006. There has been no material change in this information.

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

PART II. — OTHER INFORMATION

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

It is our position that ITG is not infringing any valid patent claim of the ‘834 Patent and that Liquidnet’s claims are without merit. We plan to vigorously pursue our declaratory judgment action. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that Liquidnet’s claims will be resolved favorably to us or that the lawsuit will not have a material adverse effect on us.

Item 1A. Risk Factors

Please see our Annual Report filed on Form 10-K (Item 1A) for the year ended December 31, 2006. There has been no material change in this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2007.

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant