Form 10-Q
period 2007-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2007-08-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2007

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

As of August 1, 2007, the Registrant had 44,408,018 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, ITG Dark Algorithm, ITG Logic, ITG Opt, ITG Web Access, Macgregor, POSIT, Quantex, RouteNet, Triton and AlterNet are registered trademarks or servicemarks of the Investment Technology Group, Inc. companies. End-to-End Trading Solutions, ITG Algorithms, ITG Channel, ITG Compliance, ITG List-Based Algorithms, ITG Net, ITG Routers, ITG Single-Stock Algorithms, ITG TCA, ITG Trade Ops, ITG Triton X, ITG Wealth Management, Match Now, Macgregor Electronic Trading, Macgregor XIP, Plexus Plan Sponsor Group, Plexus Alpha Capture Service, Plexus BrokerEDGE Monitor, PAEG/L, Plexus Sponsor Monitor, POSIT Match, POSIT Now, POSIT VWAP, Powered by POSIT and Radical are trademarks or servicemarks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and those concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A “Risk Factors”, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, for the year ended December 31, 2006, which you are encouraged to read.  Our 2006 Annual Report to Shareholders and Form 10-K are also available through our website at http://investor.itg.com.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$296,339	$321,298
Cash restricted or segregated under regulations and other	27,612	13,610
Securities owned, at fair value	14,436	6,540
Receivables from brokers, dealers and clearing organizations	679,702	196,227
Receivables from customers	916,417	393,833
Investments	7,163	9,299
Premises and equipment, net	38,952	34,740
Capitalized software, net	43,122	32,203
Goodwill	406,410	405,754
Other intangibles, net	28,195	29,366
Deferred taxes	2,277	7,426
Other assets	10,702	12,016
Total assets	$2,471,327	$1,462,312

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$159,030	$152,049
Short-term bank loans	74,000	—
Payables to brokers, dealers and clearing organizations	509,376	118,251
Payables to customers	868,137	414,794
Securities sold, not yet purchased, at fair value	13,338	137
Income taxes payable	15,123	8,147
Deferred taxes	2,783	—
Long term debt	146,700	160,900
Total liabilities	1,788,487	854,278

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,472,053 and 51,443,560 shares issued at June 30, 2007 and December 31, 2006, respectively and 44,378,364 and 43,809,993 shares outstanding at June 30, 2007 and December 31, 2006, respectively	515	514
Additional paid-in capital	206,350	198,419
Retained earnings	592,491	540,570
Common stock held in treasury, at cost; 7,093,689 and 7,633,567 shares at June 30, 2007 and December 31, 2006, respectively	(133,977)	(144,173)
Accumulated other comprehensive income (net of tax)	17,461	12,704
Total stockholders’ equity	682,840	608,034
Total liabilities and stockholders’ equity	$2,471,327	$1,462,312

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Commissions	$148,603	$125,904	$292,116	$243,482
Recurring	20,951	18,206	40,133	35,870
Other	6,097	9,449	12,330	20,449
Total revenues	175,651	153,559	344,579	299,801

Expenses:
Compensation and employee benefits	59,630	50,749	118,145	102,726
Transaction processing	24,330	19,738	49,656	37,581
Occupancy and equipment	11,220	9,586	22,440	18,069
Telecommunications and data processing services	9,900	7,702	19,034	14,597
Other general and administrative	21,353	15,347	40,959	29,255
Interest expense	2,664	3,157	5,449	6,180
Total expenses	129,097	106,279	255,683	208,408
Income before income tax expense	46,554	47,280	88,896	91,393
Income tax expense	19,343	19,428	36,975	37,134
Net income	$27,211	$27,852	$51,921	$54,259

Earnings per share:
Basic	$0.61	$0.64	$1.17	$1.26
Diluted	$0.60	$0.63	$1.16	$1.23

Basic weighted average number of common shares outstanding	44,338	43,304	44,207	43,153
Diluted weighted average number of common shares outstanding	45,047	44,265	44,940	44,034

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2007

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2007	$—	$514	$198,419	$540,570	$(144,173)	$12,704	$608,034

Net income	—	—	—	51,921	—	—	51,921
Other comprehensive income (net of tax):
Currency translation adjustment	—	—	—	—	—	4,593	4,593
Unrealized holding gain on securities available-for-sale	—	—	—	—	—	28	28
Unrealized gain on hedging instruments	—	—	—	—	—	136	136
Comprehensive income							$56,678
Issuance of common stock for employee stock options (470,369 shares), restricted share awards (4,919 shares) and employee stock unit awards (64,590 shares), including excess tax benefit of $3,760	—	—	3,062	—	10,196	—	13,258
Issuance of common stock for the employee stock purchase plan (28,493 shares)	—	1	1,041	—	—	—	1,042
Share-based compensation	—	—	3,828	—	—	—	3,828
Balance at June 30, 2007	$—	$515	$206,350	$592,491	$(133,977)	$17,461	$682,840

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from Operating Activities:
Net income	$51,921	$54,259
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	16,037	9,873
Deferred income tax expense	6,923	8,620
Provision for doubtful accounts	324	648
Share-based compensation	3,828	3,428
Gain on investments held	—	(6,908)
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(13,907)	(6,921)
Securities owned, at fair value	(7,689)	(611)
Receivables from brokers, dealers and clearing organizations	(451,165)	(30,258)
Receivables from customers	(494,708)	(452,615)
Accounts payable and accrued expenses	5,787	20,595
Payables to brokers, dealers and clearing organizations	355,844	171,659
Payables to customers	431,577	291,593
Securities sold, not yet purchased, at fair value	13,151	584
Income taxes payable	11,627	1,998
Excess tax benefit from share based payment arrangements	(3,760)	(1,606)
Other, net	2,217	1,807
Net cash (used in) / provided by operating activities	(71,993)	66,145
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	—	(242,091)
Proceeds from sale of investments	2,100	11,134
Capital purchases	(12,057)	(8,835)
Capitalization of software development costs	(18,042)	(11,965)
Net cash used in investing activities	(27,999)	(251,757)

Cash flows from Financing Activities:
Proceeds from debt incurred	—	200,000
Short-term bank loans	74,000	—
Payments on debt	(14,200)	(24,900)
Excess tax benefit from share-based payment arrangements	3,760	1,606
Common stock issued	10,540	16,654
Net cash provided by financing activities	74,100	193,360

Effect of exchange rate changes on cash and cash equivalents	933	1,714
Net (decrease) / increase in cash and cash equivalents	(24,959)	9,462
Cash and cash equivalents — beginning of year	321,298	261,044
Cash and cash equivalents — end of period	$296,339	$270,506

Supplemental cash flow information
Interest paid	$8,077	$8,691
Income taxes paid	$18,694	$27,013

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc. (“ITG Software Solutions”), our intangible property, software development and maintenance subsidiary in the U.S., (8) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value trade optimization and other research and analytical services, The Macgregor Group, Inc. (“Macgregor”), a provider of trade order management technology and ITG Net trade message connectivity services for the financial community, Blackwatch Brokerage, Inc. (“Blackwatch”), a U.S. broker-dealer and Plexus Plan Sponsor Group, Inc. (“Plexus”) a registered investment advisor providing transaction cost analysis and transition consulting and services to the plan sponsor community, and (9) Block Alert LLC (“BLOCKalert”), a 50% owned joint venture accounted for under the equity method of accounting.

Investment Technology Group, Inc. (NYSE: ITG), is a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. A pioneer in electronic trading, ITG has a unique approach that combines pre-trade analysis, order management, trade execution and post-trade evaluation in order to provide clients with tools for continuous improvements in trading and cost efficiency. The firm is headquartered in New York with offices in North America, Europe, Asia and Australia.

The Company now has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations, following changes the Company made to its management hierarchy to synchronize with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses.

The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides institutional trading focusing on Canadian securities, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of results. Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation as a result of ITG Inc. commencing self-clearing of equity trades in May 2007.  Receivables previously included in receivables from brokers, dealers and others are now divided among the following two accounts: (i) receivables from brokers, dealers and clearing organizations and (ii) receivables from customers.  Similarly, payables previously included in payables to brokers, dealers and others are now divided among the following two accounts: (i) payables to brokers, dealers and clearing organizations and (ii) payables to customers.  Additionally, certain payables to brokers for clearance and execution costs previously included in accounts payable and accrued expenses were reclassified to payables to brokers, dealers and clearing organizations in the Condensed Consolidated Statements of Financial Condition.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations, however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  For further discussion see Note 6, “Income Taxes”.

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

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  A company that adopts FAS 159 will measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date, with any differences between the carrying amount of the selected item and its fair value as of the adoption date being included as a cumulative-effect adjustment to beginning retained earnings.  The objective of the standard is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently, as required under existing accounting principles.  The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The standard does not affect any literature that requires certain assets and liabilities to be carried at fair value.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We do not expect the adoption of FAS 159 to have a material impact on our consolidated results of operations or financial condition.

(2) Commencement of U.S. Self-Clearing Operations

In May 2007, ITG Inc., our U.S. broker-dealer, commenced self-clearing of equities trades.  Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds, as well as the record-keeping functions involved in the processing of securities transactions.

As a result of the commencement of self-clearing operations, ITG Inc. has several new significant accounting policies and has added several new captions to its Condensed Consolidated Statements of Financial Condition.

The following is an update to and should be read in conjunction with the significant accounting policies, as previously described in Note 2, “Summary of Significant Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Income and Expense on Securities Transactions

The income statement classification of interest, dividends and rebate income and expense varies because certain transactions are entered into as financings while others are entered into as part of trading strategies.  As such, interest earned on securities borrowed transactions (see “Securities Borrowed”) consisting of interest earned on deposits with lending brokers (commonly known as a rebate), is recorded in other revenues.  Interest expense on securities transactions consisting of the interest on cash borrowings to finance securities purchased or held, typically due to a failed transaction, is recorded in transaction processing expenses.

Securities Borrowed

Securities borrowed transactions generally occur when securities are needed to deliver against a settling transaction, such as non-standard settlements (equity settlements occurring other than trade date plus three days), as requested by our customers or a fail to deliver.  Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender. Securities borrowed requires the Company to deposit cash or other collateral with the lender.  We monitor the market value of securities borrowed on a daily basis and the collateral is adjusted as necessary based upon market prices. As of June 30, 2007, the value of securities borrowed are included in receivables from brokers, dealers and clearing organizations.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations include amounts receivable for securities that failed to deliver, cash deposits for securities borrowed, amounts receivable from clearing organizations and commissions receivable. Payables to brokers, dealers and clearing organizations include amounts payable for securities that failed to receive, amounts payable to clearing organizations on open transactions and execution cost payables. In addition, the net receivable or payable arising from unsettled trades are reflected in the appropriate category.

Receivables From and Payables to Customers

Receivables from customers consist of customer fails to deliver, commissions earned and receivables arising from the Company’s pre-payment of soft dollar research, net of an allowance for doubtful accounts.  Payables to customers primarily consist of customer fails to receive.

The following is an update to and should be read in conjunction with the significant accounting policies, as previously described in Note 22, “Commitments and Contingencies,” and Note 17, “Off-Balance Sheet Risk and Concentration of Credit Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Guarantees

ITG Inc. provides guarantees to its clearing organizations and exchanges under their standard membership agreements, which require members to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet the shortfalls. In our opinion, our potential liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, we believe the possibility of our being required to make material payments under these arrangements is remote. Accordingly, no liability has been recorded for these arrangements.

Off-Balance Sheet Risk

ITG Inc. temporarily borrows securities from other broker-dealers in connection with its broker-dealer business. ITG Inc. deposits cash as collateral for the securities borrowed, which may be funded from existing cash balances or from short-term bank loans. Decreases in securities prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return the cash deposited, ITG Inc. may be exposed to the risk of selling the securities at prevailing market prices. ITG Inc. seeks to manage this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by requiring additional collateral as needed.

Other Commitments

At June 30, 2007, we had $74.0 million in short-term bank loans under pledge facilities related to our settlement of equity transactions.  See Note 10, “Short-Term Bank Loans,” for further details.

(3) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities arising for Asian clearing and settlement activities, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Customer Protection Rule”), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade settlement activity, (v) a segregated balance maintained by our Japanese operations on behalf of its customers under certain directed brokerage arrangements, and (vi) funds relating to the securitization of a bank guarantee supporting an Australian lease.

(4) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Corporate stocks—trading securities	$7,762	$388	$13,338	$137
Corporate stocks—available-for-sale	224	—	—	—
Mutual funds	6,450	6,152	—	—
Total	$14,436	$6,540	$13,338	$137

Securities owned primarily consists of securities positions held by the Company resulting primarily from temporary positions in securities in the normal course of our agency trading business.  Securities owned also includes mutual fund positions, as well as 3,040 shares of common stock in the NYSE Group (“NYX Shares”) we received in March 2006 as consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. (“the “NYSE Merger”).  In March 2007, these 3,040 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on the sale at that point was less than one year.  Since then, the restriction has been lifted and we are free to sell these shares.  At December 31, 2006, there were no securities classified as available-for-sale and 55,440 NYX Shares were classified as investments at cost (of which 3,040 shares and 52,400 shares could not be sold until March 7, 2008 and 2009, respectively).  See Note 5, “Investments” and Note 6, “Securities Owned and Sold, Not Yet Purchased” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Securities sold not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

Unrealized holding gains and losses for available-for-sale securities are reported in other comprehensive income until realized.

(5) Investments

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost which are summarized as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Investments in limited partnerships	$4,301	$6,262
Investments at cost	2,862	3,037
Total	$7,163	$9,299

Investments at cost consists of the remaining 52,400 NYX Shares which may not be sold until March 7, 2009, as described in Note 4, “Securities Owned and Sold, Not Yet Purchased”, above.  We will periodically assess the carrying value of the investment to determine if there has been “other than temporary” impairment.

(6) Income Taxes

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

As of the adoption date, we had gross unrecognized tax benefits of $15.5 million.  After netting this liability with $4.7 million of offsetting federal tax benefits (related to state tax reserves) and $0.7 million related to business combinations, the resulting $10.1 million, if recognized, would reduce the effective tax rate.

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

As of the adoption date, we also had accrued interest expense of $4.6 million, gross of related tax effects of $1.8 million, related to the unrecognized tax benefits. As of June 30, 2007 we had accrued interest expense of $5.5 million, gross of related tax effects of $2.2 million related to the unrecognized tax benefits. As a continuing policy, we recognize interest accrued related to unrecognized tax benefits as income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense.

(7) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
U.S. Operations	$371,770	$371,159	$26,800	$27,943
Canadian Operations	—	—	—	—
International Operations	34,640	34,595	1,395	1,423
Total	$406,410	$405,754	$28,195	$29,366

During the six months ended June 30, 2007 (“First Half 2007”), no goodwill or intangibles were deemed impaired and accordingly, no write-off was required.

We amortize other intangibles over their respective estimated useful lives, which range from three to eighteen years. For the three months and six months ended June 30, 2007, we recognized intangible amortization expense of $0.6 million and $1.2 million, respectively.

(8) Receivables From and Payables To Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables From		Payables To
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Broker-dealers	$569,595	$196,227	$509,376	$118,167
Clearing organizations	57,883	—	—	84
Deposits for securities borrowed	52,224	—	—	—
Total	$679,702	$196,227	$509,376	$118,251

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2007	December 31, 2006
Accrued compensation and benefits	$48,628	$43,784
Accrued soft dollar research payables	31,457	29,066
Deferred compensation	26,173	24,390
Trade payables	19,643	23,513
Deferred revenue	13,301	13,407
Accrued transaction processing	2,776	3,051
Other accrued expenses	17,052	14,838
Total	$159,030	$152,049

(10) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York for this purpose.  Borrowings under these arrangements bear interest at federal funds rate plus 50 basis points and are repayable on demand (generally the next business day).  The short-term bank loans are collateralized by the securities underlying the transactions equal up to 125% of the borrowings.  At June 30, 2007, we had $74.0 million in short-term bank loans under these pledge facilities.

We also have a $15 million unsecured line of credit with The Bank of New York bearing interest at a negotiated rate.  Each advance under the line of credit is due at a specified maturity date with no prepayment option.  At June 30, 2007, we had no borrowings outstanding under this facility.

(11) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has not been drawn upon as of the filing date of this quarterly report. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying Consolidated Statements of Financial Condition and are amortized to interest expense over the life of the loan.

At June 30, 2007, we had $146.7 million in outstanding debt under the Term Loan following scheduled principal payments of $14.2 million in First Half 2007. The terms of our credit facility include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2007	$14.2
2008	38.0
2009	47.6
2010	46.9
$146.7

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $5.4 million in First Half 2007.

Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan was hedged by interest rate swap agreements at June 30, 2007.

(12) Financial Instruments and Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Condensed Consolidated Statements of Financial Condition in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our LIBOR-based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of counterparties to fully satisfy their obligations under the swap agreements. During First Half 2007, the quarterly net settlements from these swaps decreased interest expense by approximately $0.1 million. Based on the current interest rate environment, approximately $0.2 million of the after-tax realized gain within accumulated other comprehensive income is expected to be reclassified in the next twelve months.

The following table summarizes our derivative and debt related financial instruments at June 30, 2007 and December 31, 2006 (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Long term debt	$(146,700)	$(160,900)	$(146,700)	$(160,900)
Interest rate swap	237	9	237	9

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30, 2007	June 30, 2006
Three Months Ended
Net income for basic and diluted earnings per share	$27,211	$27,852
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	44,338	43,304
Effect of dilutive securities	709	961
Average common shares used in diluted computation	45,047	44,265
Earnings per share:
Basic	$0.61	$0.64
Diluted	$0.60	$0.63

Six Months Ended
Net income for basic and diluted earnings per share	$51,921	$54,259
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	44,207	43,153
Effect of dilutive securities	733	881
Average common shares used in diluted computation	44,940	44,034
Earnings per share:
Basic	$1.17	$1.26
Diluted	$1.16	$1.23

The following is a summary of anti-dilutive options not included in the detailed earnings per share computations (amounts in thousands):

	June 30, 2007	June 30, 2006
Three months ended	201	5
Six months ended	201	13

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income as of June 30, 2007, are as follows (dollars in thousands):

	Before Tax	Tax Expense	After Tax
Currency translation adjustment	$17,292	$—	$17,292
Unrealized holding gain on securities, available-for-sale	48	(20)	28
Unrealized gain on hedging activities	237	(96)	141
Total	$17,577	$(116)	$17,461

Unrealized holding gains on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(15) Net Capital Requirement

ITG Inc., AlterNet, ITG Execution Services and Blackwatch are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Execution Services and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and $5,000 for each of ITG Execution Services and Blackwatch, or 6 2/3% of aggregate indebtedness.

Our net capital balances and the amounts in excess of required net capital at June 30, 2007, for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$124.5	$121.3
AlterNet	3.8	3.7
ITG Execution Services	0.3	0.3
Blackwatch	3.5	3.4

As of May 1, 2007, ITG Inc. changed its business model from a fully disclosed introducing broker-dealer to a self-clearing broker-dealer.  As we are a self-clearing broker-dealer acting as an executing broker who clears prime broker transactions, our minimum net capital requirement as defined under Rule 15c3-1 increased to $1.0 million from $250 thousand.

In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2007 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$22.3

International Operations
Australia	$6.2
Europe	13.9
Hong Kong	13.1
Japan	2.8

As of June 30, 2007, ITG Inc. had a  $19.1 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule.

(16) Segment Reporting

The Company made certain changes to its management hierarchy in symmetry with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses.  Effective January 1, 2007, the Company has three operating segments: U.S. Operations, Canadian Operations and International Operations.

The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides institutional trading focusing on Canadian securities, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2, “Summary of Significant Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2006 and updated in Note 2 above.  We allocate resources to, and evaluate performance of, our reportable segments based on income before income tax expense.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
Three Months Ended June 30, 2007
Total revenues	$133,495	$17,146	$25,010	$175,651
Income before income tax expense	40,734	4,368	1,452	46,554
Capital purchases	3,804	1,665	1,318	6,787

Three Months Ended June 30, 2006
Total revenues	$120,022	$17,656	$15,881	$153,559
Income before income tax expense	39,681	8,035	(436)	47,280
Capital purchases	2,697	333	670	3,700

Six Months Ended June 30, 2007
Total revenues	$265,066	$33,487	$46,026	$344,579
Income before income tax expense	78,977	8,983	936	88,896
Identifiable assets	1,120,669	554,318	796,340	2,471,327
Capital purchases	7,454	2,596	2,007	12,057

Six Months Ended June 30, 2006
Total revenues	$238,293	$28,146	$33,362	$299,801
Income before income tax expense	80,940	9,779	674	91,393
Identifiable assets	751,830	237,672	836,273	1,825,775
Capital purchases	7,328	389	1,118	8,835

Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows:

	2007	2006
Revenues: Three Months Ended June 30,
United States	$133,495	$120,022
Canada	17,146	17,656
Europe	17,724	10,781
All other	7,286	5,100
Total	$175,651	$153,559

Revenues: Six Months Ended June 30,
United States	$265,066	$238,293
Canada	33,487	28,146
Europe	32,462	22,996
All other	13,564	10,366
Total	$344,579	$299,801

Long-lived Assets at June 30,
United States	$470,935	$441,950
Canada	3,799	1,123
Europe	36,167	36,191
All other	6,754	4,963
Total	$517,655	$484,227

The Company’s long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, intangibles, debt issuance costs and investments in unconsolidated affiliates.

(17) Subsequent Event

On July 31, 2007, we completed the acquisition of RedSky Financial, LLC (“RedSky”) for $22.7 million (of which $15.2 million was paid in cash with the remainder to be paid in 2011) plus contingent consideration. The purchase price is subject to a potential purchase price adjustment, based upon performance criteria over a two and three year period, but should not exceed $37.6 million in total.  The RedSky business will augment our product offerings, providing our clients with multi-asset execution management systems.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides institutional trading focusing on Canadian securities, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe, Asia and Australia. Commission revenues are generated by orders delivered to us from our “front-end” software products, as well as other vendors’ front-ends and direct computer-to-computer links to customers through our proprietary and third party networks and phone orders from our customers. We also generate recurring revenues which are largely fee or subscription-based rather than transaction-based and are therefore significantly less sensitive to fluctuations in the level of trading activity. The subscription-based revenues principally consist of revenues from our connectivity services, order management systems and research services, including our pre and post-trade analytical products.

Clearance and Settlement

ITG Inc., our primary U.S. broker-dealer, commenced self-clearing operations for equities in May 2007. Clearing operations include the confirmation, receipt, settlement, custody and delivery functions related to securities transactions.  ITG Inc. is utilizing SunGard Data Systems’ Phase 3 product under a three year agreement to provide clearing, settlement and record keeping services.  Prior to its conversion to self-clearing, the Company, as an introducing broker, cleared all of its customer transactions through Jefferies and Company. We believe that our strategy of becoming self-clearing in the U.S. will allow the Company to realize future savings via lower equity clearing and settlement costs.

Agreement to Acquire RedSky Financial, LLC

On July 31, 2007 we completed the acquisition of RedSky Financial, LLC for approximately $22.7 million (of which $15.2 million was paid in cash with the remainder to be paid in 2011) plus contingent consideration. The purchase price is subject to a potential purchase price adjustment, based upon performance criteria over a two and three year period, but should not exceed $37.6 million in total.  RedSky specializes in electronic multi-asset class trading with an emphasis on exchange-traded equity derivative products.  RedSky’s advanced trading platform further diversifies our asset class capabilities.  Their multi-asset trading platform,  now re-branded as ITG Matrix, facilitates high frequency trading for professional and institutional traders.  ITG Matrix also offers routing for foreign exchange and fixed income trading.  We plan to integrate this functionality into our existing execution systems, which will allow our customers to gain full access to all of our asset execution classes (equities, equity options and futures).

RedSky also offers direct access to multiple destinations and market data through an Application Programming Interface (“API”), which gives high-frequency traders the lowest possible latency (i.e. delay) when submitting and processing orders.  An API allows traders using their own proprietary systems to connect directly to the markets via RedSky’s routing infrastructure.

Executive Summary

In the three months ended June 30, 2007 (“Second Quarter 2007”), our consolidated revenues increased 14% to $175.7 million, while our operating expenses grew 21% to $129.1 million as compared to the three months ended June 30, 2006 (“Second Quarter 2006”). Our reported net income for Second Quarter 2007 was $27.2 million, or $0.60 per diluted share, as compared to $27.9 million, or $0.63 per diluted share, in Second Quarter 2006.

Our reported Second Quarter 2006 results reflect a gain of $5.4 million (“the IRESS Gain”) related to the sale of our 50% interest in our Canadian Joint Venture to IRESS Market Technology Limited (“IRESS”) for CAD$9.5 million (approximately US$8.3 million) in April 2006 (“the IRESS Sale”). In addition, in May 2006 we sold a portion of the NYX Shares that we received as part of the NYSE Merger in the first quarter of 2006, (collectively referred to as the “NYSE Transaction”), resulting in a gain of less than $0.1 million in Second Quarter 2006. During the first quarter of 2006, we recognized $7.8 million in pre-tax income, $4.9 million in after-tax income, and increased reported earnings per share by $0.11 related to the NYSE Transaction. The impact of the Second Quarter 2006 non-recurring items was a $5.5 million increase in pre-tax income, an approximate $3.2 million increase in after-tax net income, and approximately $0.07 increase in reported diluted earnings per share for the quarter.

Excluding the impact of the Second Quarter 2006 non-recurring items, Second Quarter 2007 revenues increased by $27.5 million, or 19%, while net income increased $2.6 million, or 11%, and diluted earnings per share increased $0.04, or 7%.  Operating pre-tax margins were 26.5% of revenues in Second Quarter 2007 as compared with 28.2% of revenues in Second Quarter 2006.

Our U.S. Operations experienced strong volume growth in Second Quarter 2007 along with continued pricing pressure in the U.S. equity markets, resulting in revenue growth of $13.5 million, or 11%. Overall Second Quarter 2007 market volumes increased 22% on the NYSE and were flat on NASDAQ compared to Second Quarter 2006, while ITG U.S. daily volumes were up 22% for the same period.  Sequentially, Second Quarter 2007 daily trading volumes increased 2.4% at NYSE and decreased 1.2% at NASDAQ, while ITG’s U.S. daily trading volumes remained flat over the same period.  In Second Quarter 2007, ITG’s market share of the combined NYSE and NASDAQ volumes was 3.62% compared to ITG’s market share of 3.32% in Second Quarter 2006.

Market volatility moved slightly higher as measured by the VIX index (CBOE Volatility Index). Strong performances from our POSIT suite of crossing products, algorithmic trading products and direct market access products drove our U.S. total revenue growth of 11%.

In Second Quarter 2007, we completed our plan to merge the Macgregor Financial Network (“MFN”) and our existing internal routing network, RouteNet, forming ITG Net.  ITG Net combines the robust connectivity of MFN with the strong technical infrastructure of RouteNet into one global provider of financial messaging.

Total Canadian Operations revenues decreased $0.5 million, or 3%, versus Second Quarter 2006 reflecting the presence of the IRESS Gain in Second Quarter 2006 offset by substantial volume growth in Second Quarter 2007.  Commission revenues grew 48% principally due to increased client penetration and continued growth from a large group of core clients, as our market share increased to 3.45% from 2.46% in the prior year.  Pre-tax profitability of $4.4 million increased 63% from pre-tax profit of $2.7 million recorded in Second Quarter 2006 (excluding the IRESS Gain).

Total International Operations revenues for Second Quarter 2007 increased $9.1 million, or 57%, versus Second Quarter 2006 to $25.0 million, reflecting an increase in the market value of executions.

The overall International Operations revenue increase included $1.7 million from exchange rate fluctuations primarily as a result of the stronger Pound Sterling (relative to the U.S. Dollar), with a favorable impact on pre-tax earnings of less than $0.1 million.

The International Operations, as a whole, posted a pre-tax profit of $1.5 million, an increase of $1.9 million over Second Quarter 2006, driven by the increase in commission revenues.  We see potential for further growth in our International Operations as we expand and globalize our product line.

Results of Operations — Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

U.S. Operations

	Three Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Change	% Change
Revenues
Commission	$110,481	$100,975	$9,506	9
Recurring	19,883	17,432	2,451	14
Other	3,131	1,615	1,516	94
Total revenues	133,495	120,022	13,473	11

Expenses
Compensation and employee benefits	44,031	39,574	4,457	11
Transaction processing	13,766	11,928	1,838	15
Other expenses	32,300	25,682	6,618	26
Interest expense	2,664	3,157	(493)	(16)
Total expenses	92,761	80,341	12,420	15
Income before income tax expense	$40,734	$39,681	$1,053	3
Pre-tax margin	30.5%	33.1%	(2.6)%

Revenues from U.S. Operations of $133.5 million increased 11% compared to Second Quarter 2006.

Commission revenues in Second Quarter 2007 included strong performances from our direct market access products. We benefited from strong growth in average daily share volumes (23%), which was partially offset by a reduction in average revenue per share, as shown in the Key Indicators table below. Related transaction processing costs increased (15%) due to higher execution costs.

	Three Months Ended
U.S. Operations: Key Indicators	June 30, 2007	June 30, 2006	Change	% Change
Total trading volume (in billions of shares)	12.1	9.8	2.3	23
Trading volume per day (in millions of shares)	191.4	156.2	35.2	23
Average revenue per share ($)	$0.0089	$0.0101	$(0.0012)	(12)
U.S. market trading days	63	63	—	—

In addition to the commission revenues above, which reflect our agency trading activities, we earned higher commission revenues ($1.4 million) as a result of revenue sharing arrangements with other broker-dealers which are executing with our customers via algorithms integrated into our products.

On a pre-tax basis, our higher commission revenues were partially offset by the growth in transaction processing costs, which outpaced commission revenue growth. As our direct access clients utilized algorithmic trading strategies to a much larger extent, we experienced a larger portion of executions with costlier providers.

Recurring revenues of $19.9 million, which include subscription-based sales of analytical products and order management network services, as well as our network connectivity and professional services, increased $2.5 million or 14%.  The growth is primarily due to an increase in the pricing of our network connectivity services, as well as growth in the number of customer network connections.

Other revenues increased $1.5 million primarily due to technology and support fees charged to BLOCKalert (a 50% owned joint venture) and an increase in investment income, partially offset by a decrease in professional service income.

U.S. compensation and employee benefits expense increased by $4.5 million, reflecting a 10% increase in average headcount associated with the expansion of our business, as well as annual merit compensation increases and higher benefit and payroll tax costs.  Compensation costs related to product development were partially offset by higher capitalizable salaries from new product development and existing product enhancement efforts.

Other expenses increased $6.6 million to $32.3 million in Second Quarter 2007.  This growth was driven by (i) consulting fees related to systems and new business development activities, such as product globalization (ii) amortization expense related to new product releases, (iii) market data fees related to increased business and the conversion to a global real time equity market data infrastructure to support our trading applications around the globe, (iv) depreciation expense, (v) higher legal fees and (vi) the inclusion of losses from BLOCKalert (a 50% owned joint venture).  Additionally, our increased infrastructure needs, which included expanded office space in both our California and New York offices, as well as expansion of our telecommunications and data processing infrastructure further contributed to expense growth.

Interest expense reflects the cost of our borrowings to finance the Macgregor and Plexus acquisitions, as discussed in Note 11, “Long Term Debt” , to the condensed consolidated financial statements and in “Liquidity and Capital Resources”, below.

Canadian Operations

	Three Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Change	% Change
Revenues
Commission	$13,918	$9,431	$4,487	48
Recurring	752	653	99	15
Other	2,476	7,572	(5,096)	(67)
Total revenues	17,146	17,656	(510)	(3)

Expenses
Compensation and employee benefits	5,605	4,198	1,407	34
Transaction processing	3,714	3,254	460	14
Other expenses	3,459	2,169	1,290	59
Total expenses	12,778	9,621	3,157	33
Income before income tax expense	$4,368	$8,035	$(3,667)	(46)
Pre-tax margin	25.5%	45.5%	(20.0)%

In Canada, total revenues declined $0.5 million, or 3%, versus Second Quarter 2006 to $17.1 million reflecting the inclusion of the IRESS Gain in Second Quarter 2006.  Excluding the impact of the IRESS Gain, which is included in other revenues, increased 40% reflecting substantial share volume growth and foreign exchange impact ($0.4 million).

Continued strong demand for commodities contributed to increases in both volume and dollar value traded on the resource heavy Toronto Stock Exchange (“TSX”) compared to Second Quarter 2006. TSX share volume was up 20% to 24.8 billion shares.  Our TSX market share was 3.45%, up from 2.46% in Second Quarter 2006.  Share volume growth was driven primarily by the growth of direct market access and algorithmic trading products.

Compensation and employee benefits expense reflects higher performance related compensation related to the growth in revenues and increased headcount to support the overall expansion of the Canadian Operations.

Commission revenues growth outpaced transaction processing costs, which grew at a more modest pace (14%). Savings continue to be realized on exchange fees due to the introduction of a new TSX pricing model in the second half of 2006, and lower clearing/settlement fees.  There continues to be downward pressure on exchange fees in Canada due to the recent and anticipated launches of alternative exchanges, including the MATCH Now facility of TriAct Canada Marketplace, a wholly owned subsidiary of ITG Canada Corp.

Other expenses reflect technology, connectivity and market data fees related to increased levels of business and additional office space.

International Operations

	Three Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Change	% Change
Commission Revenues
Europe	$17,274	$10,532	$6,742	64
Asia Pacific	6,930	4,966	1,964	40
Total commission revenues	24,204	15,498	8,706	56
Recurring revenues	316	121	195	161
Other revenues	490	262	228	87
Total revenues	25,010	15,881	9,129	57

Expenses
Compensation and employee benefits	9,994	6,977	3,017	43
Transaction processing	6,850	4,556	2,294	50
Other expenses	6,714	4,784	1,930	40
Total expenses	23,558	16,317	7,241	44
Income before income tax expense	$1,452	$(436)	$1,888	433
Pre-tax margin	5.8%	(2.7)%	8.5%

Revenues from International Operations increased 57% compared to Second Quarter 2006, including a $1.7 million impact of exchange rate fluctuations resulting primarily from the stronger Pound Sterling relative to the U.S. Dollar.  On a pre-tax basis, the favorable foreign exchange rate impact was less than $0.1 million.

Commission revenues from International Operations increased 56% to $24.2 million, including a $1.6 million impact of exchange rate fluctuations. Excluding the foreign currency impact, commission revenues grew $7.1 million or 46%.

In Europe, commission revenues increased 64%, or $6.7 million,  driven by market share gains.  The total value of shares traded by ITG in European markets increased 36% to $32.6 billion. We benefited from our product and geographic trading mix, especially the proportionally higher growth in UK equity executions and crossing revenues (versus continental Europe equity executions), following the release of POSIT Now as UK executions are typically less costly than continental European executions.  We also obtained some clearing cost discounts from continental Europe clearing agents due to our increased trading volumes.

Commission revenues in Asia Pacific increased $2.0 million reflecting strong volume growth in the Hong Kong, Malaysia and Singapore markets.  Transaction processing costs grew at a lower rate than revenues due to the increased proportion of trades executed in Hong Kong, where we self-clear equity transactions, as well as a significant reduction in the execution rate charged by overseas brokers, especially in the Japanese and Korean markets.

Compensation and employee benefits expense reflects higher performance relateds compensation related to the growth in revenues, increased headcount to support the general expansion of business activity, and an unfavorable foreign exchange rate impact ($0.7 million).

Other expenses reflect higher technology, connectivity and market data fees related to increased business, business development, consulting, and occupancy charges, as well as an unfavorable exchange rate impact.

Income tax expense

Our effective tax rate was 41.5% in Second Quarter 2007, compared to 41.1% in Second Quarter 2006.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

U.S. Operations

	Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Change	% Change
Revenues
Commission	$220,194	$193,712	$26,482	14
Recurring	38,261	34,650	3,611	10
Other	6,611	9,931	(3,320)	(33)
Total revenues	265,066	238,293	26,773	11

Expenses
Compensation and employee benefits	88,093	80,688	7,405	9
Transaction processing	29,335	21,668	7,667	35
Other expenses	63,212	48,817	14,395	29
Interest expense	5,449	6,180	(731)	(12)
Total expenses	186,089	157,353	28,736	18
Income before income tax expense	$78,977	$80,940	$(1,963)	(2)
Pre-tax margin	29.8%	34.0%	(4.2)%

Revenues from U.S. Operations of $265.1 million increased 11% compared to the six months ended June 30, 2006 (“First Half 2006”), which included $7.9 million related to non-recurring items (as discussed in “Executive Summary” above).  Revenue growth excluding non-recurring items was 15%.

Commission revenues in First Half 2007 included strong performances from our direct market access products. We benefited from strong growth in average daily share volumes (31%), which was partially offset by a reduction in average revenue per share and one less trading day in the period, as shown in the Key Indicators table below. Related transaction processing costs increased at a higher level than share volume (35%) due to higher execution costs.

	Six Months Ended
U.S. Operations: Key Indicators	June 30, 2007	June 30, 2006	Change	% Change
Total trading volume (in billions of shares)	23.7	18.2	5.5	30
Trading volume per day (in millions of shares)	191.4	145.9	45.5	31
Average revenue per share ($)	$0.0091	$0.0105	$(0.0014)	(13)
U.S. market trading days	124	125	(1)	(1)

In addition to the commission revenues above which reflect our agency trading activities, we earned higher commission revenues ($2.2 million) as a result of revenue sharing arrangements with third party broker-dealers which are executing orders received from our customers via algorithms integrated into our products.

On a pre-tax basis, our higher commission revenues were partially offset by the growth in transaction processing costs, which outpaced commission revenue growth. As our direct access clients utilized algorithmic strategies to a much larger extent, a larger portion of our clients’ executions were with costlier providers.

Recurring revenues of $38.3 million, which include subscription-based sales of analytical products and order management networks services, as well as our network connectivity and professional services, increased $3.6 million, or 10%, compared to First Half 2006.  The growth is primarily due to an increase in the pricing of network connectivity services, as well as growth in the number of customer network connections.

Other revenues decreased $3.3 million due to the presence of gains from the NYSE Transaction in First Half 2006 (as discussed in “Executive Summary” above), which was partially offset in First Half 2007 by technology and support fees charged to BLOCKalert (a 50% owned joint venture) and increased investment income.

U.S. compensation and employee benefits expense increased by $7.4 million, reflecting a 12% increase in average headcount associated with the expansion of our business, as well as annual merit compensation increases and higher benefit and payroll tax costs.  Compensation costs related to product development were partially offset by higher capitalizable salaries from new product development and existing product enhancement efforts.

Other expenses increased $14.4 million to $63.2 million in First Half 2007. Other expense growth was driven by (i) consulting fees related to systems and new business development activities, (ii) amortization expense related to new product releases, (iii) market data fees related to increased business and the conversion to a global real time equity market data infrastructure to support our trading applications around the globe, (iv) depreciation expense, (v) our increased infrastructure needs, which included expanded office space in both our California and New York offices, as well as the expansion of our telecommunications and data processing infrastructure, and (vi) the inclusion of losses from BLOCKalert.

Interest expense reflects the cost of our borrowings to finance the Macgregor and Plexus acquisitions, as discussed in Note 11, “Long Term Debt”, to the condensed consolidated financial statements and in “Liquidity and Capital Resources”, below.

Canadian Operations

	Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Change	% Change
Revenues
Commission	$27,508	$17,583	$9,925	56
Recurring	1,322	998	324	32
Other	4,657	9,565	(4,908)	(51)
Total revenues	33,487	28,146	5,341	19

Expenses
Compensation and employee benefits	10,976	7,901	3,075	39
Transaction processing	7,091	6,316	775	12
Other expenses	6,437	4,150	2,287	55
Total expenses	24,504	18,367	6,137	33
Income before income tax expense	$8,983	$9,779	$(796)	(8)
Pre-tax margin	26.8%	34.7%	(7.9)%

In Canada, total revenues increased $5.3 million, or 19%, versus First Half 2006 to $33.5 million reflecting substantial volume growth (73%).  Excluding the impact of the IRESS Gain (discussed in “Executive Summary” above) revenues increased 47%.

In First Half 2007 total shares traded on the TSX increased 13% to 48.5 billion shares compared to First Half 2006.  Our Canadian Operations’ results for First Half 2007 significantly outpaced TSX increases as client share volume was up 73% over First Half 2006.  Our TSX market share was 3.61% in First Half 2007, up from 2.31% in First Half 2006.  Share volume growth was driven primarily by the growth of algorithmic products and direct market access trading.

Interlisted arbitrage trading, which is included in other revenues, generated $4.6 million in First Half 2007, a 10% improvement from First Half 2006.

Compensation and employee benefits expense reflect higher performance based compensation related to the growth in revenues and increased headcount to support the overall expansion of our Canadian operations.

Commission revenue growth outpaced transaction processing costs, which grew at a slower pace (12%).  Savings have been realized on exchange fees due to the introduction of a new TSX pricing model in the second half of 2006, and lower clearing/settlement fees.  There continues to be downward pressure on exchange fees in Canada due to the recent and anticipated launches of alternative exchanges including the MATCH Now facility of TriAct Canada Marketplace, a wholly owned subsidiary of ITG Canada Corp.

Other expenses reflect technology fees related to increased business, additional office space, and the elimination of losses from a joint venture that was sold in the Second Quarter 2006.

International Operations

	Six Months Ended
$ in thousands	June 30, 2007	June 30, 2006	Change	% Change
Commission Revenues
Europe	$31,537	$22,233	$9,304	42
Asia Pacific	12,877	9,954	2,923	29
Total commission revenues	44,414	32,187	12,227	38
Recurring revenues	550	222	328	148
Other revenues	1,062	953	109	11
Total revenues	46,026	33,362	12,664	38

Expenses
Compensation and employee benefits	19,076	14,137	4,939	35
Transaction processing	13,230	9,597	3,633	38
Other expenses	12,784	8,954	3,830	43
Total expenses	45,090	32,688	12,402	38
Income before income tax expense	$936	$674	$262	39
Pre-tax margin	2.0%	2.0%	—%

Revenues from International Operations increased 38% compared to First Half 2006, including $3.4 million impact of exchange rate fluctuations resulting primarily from the stronger Pound Sterling, relative to the U.S. Dollar.  On a pre-tax basis, the unfavorable foreign exchange rate impact was less than $0.1 million.

Commission revenues from International Operations increased 38% to $44.4 million, including $3.3 million of exchange rate fluctuations. Excluding the foreign currency impact, commission revenues grew $9.0 million or 28%.

In Europe, commission revenues increased 42% or $9.3 million compared to First Half 2006 driven by strong growth in our portfolio trading desk and direct market access products.  In First Half 2007, the total value of shares traded by ITG in European markets increased 37% to $58.3 billion.  Share volume growth was driven primarily by growth of large transition business and additional offerings as a result of our globalization initiative.  We also obtained some clearing cost discounts from continental Europe clearing agents, due to our increased trading volumes.

Commission revenues in Asia Pacific increased $2.9 million, reflecting strong volume growth in the Hong Kong, Malaysia, and Singapore markets.  As the proportion of trades executed in Hong Kong increased, we benefited from lower transaction processing charges relative to revenue growth, as we self-clear equity executions in Hong Kong.

Compensation and employee benefits expense reflect higher performance related compensation related to the growth in revenues, increased headcount to support the general expansion of business activity, and an unfavorable foreign exchange rate impact ($1.4 million). This was partially offset by an increase in capitalized salaries primarily from our development projects relating to Triton and algorithmic trading by international customers.

Other expenses reflect higher telecom and data processing costs, business development, consulting, and occupancy charges, as well as an unfavorable exchange rate impact.

Income tax expense

The effective tax rate was 41.6% in First Half 2007, compared to 40.6% in First Half 2006. This rate increase reflects higher non-deductible losses and lower dividend received deductions as First Half 2006 benefited from the deductibility of the NYSE dividend received from the NYSE Merger.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which now include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. At June 30, 2007 cash and cash equivalents and securities owned, at fair value amounted to $310.8 million.

As a self-clearing broker-dealer in the U.S. (effective May 1, 2007), we are subject to cash deposit requirements with clearing organizations which may be large in relation to our total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of June 30, 2007, we had interest-bearing security deposits totaling $31.6 million with clearing organizations and clearing agents for the settlement of equity trades.  In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement, a fail (to deliver or receive) or a short sale, generally to another broker-dealer or to a customer.  Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash.  Our cash deposits may be funded from existing cash balances or from short-term bank loans.

When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we utilize pledge facilities with two banks which have no specific limitations on our additional borrowing capacities (see “Loan Facilities” below).  In Asia, where we also self-clear equity trades, we maintain working capital facilities with a bank relating to our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $18.8 million and are supported by $3.6 million in restricted cash deposits.

Capital Resources

Our capital resource requirements relate to capital expenditures, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability allows us to readily access capital markets.

Operating Activities

Cash flows used in operating activities were $72.0 million in First Half 2007 as compared to the $66.1 million provided by operating activities in First Half 2006. The decrease was primarily attributable to short term funding requirements for our U.S. self-clearing process.

Investing Activities

Net cash used in investing activities primarily reflects increased spending in premises and equipment and capitalizable software development projects, as we continue to invest in both infrastructure and our product portfolio.

Financing Activities

Cash provided by financing activities reflects net short-term bank borrowings from our pledge facilities (see “Loan Facilities” below), as well as cash provided by common stock issued in connection with our equity based compensation plans and their related excess tax benefit of $3.8 million.  During First Half 2007, we also used $14.2 million for principal repayments on the 2006 term loan financing for the Macgregor and Plexus acquisitions (see “Loan Facilities” below).

Loan Facilities

In connection with the Macgregor and Plexus acquisitions on January 3, 2006, we entered into a credit agreement with several banks (the “Credit Agreement”) which provided a five-year term loan of $200 million (“Term Loan”) to finance a portion of the purchase price. The Credit Agreement also provides an available $25 million revolving credit facility (“Revolving Loan”) that can be drawn upon to meet working capital needs should they arise.  As of the filing date of this Quarterly Report on Form 10-Q, we have not borrowed any funds under the Revolving Loan (see Note 11, “Long Term Debt”, to the condensed consolidated financial statements for further discussion).

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A.  and The Bank of New York, which have no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at federal funds rate plus 50 basis points, and are repayable on demand.  The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings.  At June 30, 2007, we had $74 million in short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 10, “Short-Term Bank Loans”, to the condensed consolidated financial statements.

We also have a $15 million unsecured line of credit with The Bank of New York bearing interest at a negotiated rate.  Each advance under the line of credit is due at a specified maturity date with no prepayment option.  At June 30, 2007, we have no borrowings outstanding under this facility.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1.

Our net capital balances and the amounts in excess of required net capital at June 30, 2007, for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$124.5	$121.3
AlterNet	3.8	3.7
ITG Execution Services	0.3	0.3
Blackwatch	3.5	3.4

As of May 1, 2007, ITG Inc. migrated from a fully disclosed introducing broker-dealer to a self-clearing broker-dealer. As we are a self-clearing broker-dealer acting as an executing broker who clears prime broker transactions, our minimum net capital requirement as defined under Rule 15c3-1 increased to $1.0 million from $250 thousand.

In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2007 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$22.3

International Operations
Australia	$6.2
Europe	13.9
Hong Kong	13.1
Japan	2.8

Liquidity and Capital Resource Outlook

Historically, cash from operations has met all working capital and investment activity requirements, except for the Macgregor and Plexus acquisitions, which required external financing as described above. We believe that our cash flow from operations, existing cash balances and the available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of the Credit Agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $140.5 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $140.5 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of June 30, 2007, our other contractual obligations and commercial commitments consisted principally of fixed charges (principal repayment and interest) on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements. There has been no significant change to such arrangements and obligations since December 31, 2006. The aggregate contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) excluded the liability for unrecognized tax benefits, which totaled $20.1 million as of January 1, 2007, including interest of $4.6 million, since we cannot predict with reasonable reliability the timing of cash settlements with respective taxing authorities. For additional information, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2006 Form 10-K and Note 6, “Income Taxes” to our condensed consolidated financial statements.

Critical Accounting Estimates

Except as described below, there have been no significant changes to our critical accounting policies and estimates during First Half 2007 from those we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

b)             Changes in Internal Controls over Financial Reporting. During Second Quarter 2007, we established additional internal controls over financial reporting in connection with our conversion to a self-clearing broker-dealer in the U.S. Other than those controls, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the below, there has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2006.  Please see our Annual Report filed on Form 10-K (Item 1A) for the year ended December 31, 2006 for additional information.

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

Clearance and Settlement Risk

Our recent conversion to self-clearing securities transactions in the U.S. will require additional resources and subject us to additional regulations. As a U.S. clearing member firm, we may have to finance our clients’ unsettled positions and we could be held responsible for the defaults of our clients.  We can pursue our clients for losses we sustain by delivering the required cash or securities.  Although we regularly review credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee and so there can be no assurance that we will avoid such risk or, that if losses do occur, they will not have a material impact on our financial condition, operating results or reputation. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions which in turn could adversely affect ITG.

Converting to self-clearing has created additional costs for us and requires additional time and attention of management.  In addition, over time, the cost savings and efficiencies of self-clearing may be less favorable than we expect as a result of increased fixed costs or unanticipated infrastructure or incremental costs, mistakes, increased regulatory scrutiny or other factors. Such anticipated savings may be more than offset by account losses or reduced trading activity if any self-clearing mistakes or failures occur which undermine our clients’ or prospects’ confidence in our ability to conduct reliable self-clearing operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

Date of the Meeting—May 8, 2007

Type of Meeting—Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

J. William Burdett
Robert C. Gasser
William I Jacobs
Timothy L. Jones
Robert L. King
Kevin J. P. O’Hara
Maureen O’Hara
Brian J. Steck

At the meeting, with respect to the election of the directors, ratification of the appointment of KPMG LLP as our independent auditors for the 2007 fiscal year, re-approval of the Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-term Incentive Plan, and approval of the Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, the votes were cast in the following manner:

Election of Directors:

Name	For	Withheld
J. William Burdett	41,459,598	987,506
Robert C. Gasser	40,409,485	2,037,619
William I Jacobs	40,268,900	2,178,204
Timothy L. Jones	41,599,516	847,588
Robert L. King	40,406,675	2,040,429
Kevin J. P. O’Hara	41,599,357	847,747
Maureen O’Hara	41,454,801	992,303
Brian J. Steck	41,459,627	987,477

Ratification of the appointment of KPMG LLP as our independent auditors for the 2007 fiscal year:

Number of Shares
For	42,154,509
Against	284,621
Abstain	7,974

Re-approval of the Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-term Incentive Plan:

Number of Shares
For	33,205,956
Against	3,534,550
Abstain	259,292
Non votes	5,447,306

Approval of the Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan:

Number of Shares
For	30,047,547
Against	6,698,747
Abstain	253,504
Non votes	5,447,306

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 1999)

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant