Form 10-Q
period 2007-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2007-11-08
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2007

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

At November 1, 2007, the Registrant had 43,856,921 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, ITG Dark Algorithm, ITG Logic, ITG Opt, ITG Web Access, Macgregor, POSIT, Quantex, RouteNet, Triton and AlterNet are registered trademarks or service marks of the Investment Technology Group, Inc. companies. End-to-End Trading Solutions, ITG Algorithms, ITG Channel, ITG Compliance, ITG Derivatives, ITG Fair Value Model, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Routers, ITG Single-Stock Algorithms, ITG TCA, ITG Trade Ops, ITG Triton X, ITG Wealth Management, Match Now, Macgregor Electronic Trading, Macgregor XIP, Plexus Plan Sponsor Group, Plexus Alpha Capture Service, Plexus BrokerEDGE Monitor, PAEG/L, Plexus Sponsor Monitor, POSIT Match, POSIT Now, POSIT VWAP, Powered by POSIT, Predator and Radical are trademarks or service marks of the Investment Technology Group, Inc. companies. BLOCKalert is a service mark of the Block Alert LLC joint venture.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$232,182	$321,298
Cash restricted or segregated under regulations and other	34,279	13,610
Securities owned, at fair value	19,225	6,540
Receivables from brokers, dealers and clearing organizations	871,162	196,227
Receivables from customers	1,787,616	393,833
Investments	6,751	9,299
Premises and equipment, net	41,812	34,740
Capitalized software, net	47,447	32,203
Goodwill	419,035	405,754
Other intangibles, net	35,268	29,366
Deferred taxes	1,990	7,426
Other assets	9,505	12,016
Total assets	$3,506,272	$1,462,312

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$191,748	$152,049
Short-term bank loans	77,900	—
Payables to brokers, dealers and clearing organizations	685,917	118,251
Payables to customers	1,690,843	414,794
Securities sold, not yet purchased, at fair value	9,126	137
Income taxes payable	16,652	8,147
Deferred taxes	3,185	—
Long term debt	139,600	160,900
Total liabilities	2,814,971	854,278

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,503,221 and 51,443,560 shares issued at September 30, 2007 and December 31, 2006, respectively and 43,735,770 and 43,809,993 shares outstanding at September 30, 2007 and December 31, 2006, respectively	515	514
Additional paid-in capital	209,147	198,419
Retained earnings	621,671	540,570
Common stock held in treasury, at cost; 7,767,451 and 7,633,567 shares at September 30, 2007 and December 31, 2006, respectively	(161,713)	(144,173)
Accumulated other comprehensive income (net of tax)	21,681	12,704
Total stockholders’ equity	691,301	608,034
Total liabilities and stockholders’ equity	$3,506,272	$1,462,312

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Commissions	$161,192	$121,787	$453,308	$365,269
Recurring	21,122	19,067	61,255	54,937
Other	7,521	5,712	19,851	26,161
Total revenues	189,835	146,566	534,414	446,367

Expenses:
Compensation and employee benefits	62,806	53,005	180,951	155,731
Transaction processing	29,188	20,391	78,844	57,972
Occupancy and equipment	11,913	9,655	34,353	27,724
Telecommunications and data processing services	10,937	8,006	29,971	22,603
Other general and administrative	23,053	16,797	64,012	46,052
Interest expense	2,579	3,098	8,028	9,278
Total expenses	140,476	110,952	396,159	319,360
Income before income tax expense	49,359	35,614	138,255	127,007
Income tax expense	20,179	14,005	57,154	51,139
Net income	$29,180	$21,609	$81,101	$75,868

Earnings per share:
Basic	$0.66	$0.50	$1.84	$1.75
Diluted	$0.65	$0.49	$1.81	$1.72

Basic weighted average number of common shares outstanding	44,100	43,436	44,171	43,249
Diluted weighted average number of common shares outstanding	44,813	44,397	44,884	44,178

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2007

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2007	$—	$514	$198,419	$540,570	$(144,173)	$12,704	$608,034

Net income	—	—	—	81,101	—	—	81,101
Other comprehensive income (net of tax):
Currency translation adjustment	—	—	—	—	—	9,182	9,182
Unrealized holding gain on securities available-for- sale	—	—	—	—	—	38	38
Unrealized loss on hedging instruments	—	—	—	—	—	(243)	(243)
Comprehensive income							$90,078
Issuance of common stock for employee stock options (535,263 shares), restricted share awards (4,919 shares) and employee stock unit awards (89,244 shares), including excess tax benefit of $4.1 million	—	—	2,678	—	11,986	—	14,664
Issuance of common stock for the employee stock purchase plan (59,661 shares)	—	1	2,126	—	—	—	2,127
Purchase of common stock for treasury (763,310 shares)	—	—	—	—	(29,526)	—	(29,526)
Share-based compensation	—	—	5,924	—	—	—	5,924
Balance at September 30, 2007	$—	$515	$209,147	$621,671	$(161,713)	$21,681	$691,301

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from Operating Activities:
Net income	$81,101	$75,868
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	25,469	15,832
Deferred income tax expense	7,865	10,200
Provision for doubtful accounts	1,543	1,093
Share-based compensation	5,924	5,245
Gain on investments held	—	(6,908)
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(20,193)	(16,320)
Securities owned, at fair value	(12,169)	(1,662)
Receivables from brokers, dealers and clearing organizations	(606,714)	(489,039)
Receivables from customers	(1,302,106)	(166,474)
Accounts payable and accrued expenses	29,553	37,600
Payables to brokers, dealers and clearing organizations	501,005	11,225
Payables to customers	1,189,922	623,756
Securities sold, not yet purchased, at fair value	8,888	1,153
Income taxes payable	12,298	327
Excess tax benefit from share based payment arrangements	(4,114)	(2,210)
Other, net	4,488	(938)
Net cash (used in) / provided by operating activities	(77,240)	98,748
Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(14,354)	(254,259)
Proceeds from sale of investments	2,516	11,134
Capital purchases	(18,697)	(13,264)
Capitalization of software development costs	(26,466)	(18,475)
Net cash used in investing activities	(57,001)	(274,864)

Cash flows from Financing Activities:
Proceeds from debt incurred	—	200,000
Short-term bank loans	77,900	—
Payments on debt	(21,300)	(32,000)
Excess tax benefit from share-based payment arrangements	4,114	2,210
Common stock issued	12,677	23,713
Common stock repurchased	(29,526)	—
Net cash provided by financing activities	43,865	193,923

Effect of exchange rate changes on cash and cash equivalents	1,260	2,808
Net (decrease) / increase in cash and cash equivalents	(89,116)	20,615
Cash and cash equivalents — beginning of year	321,298	261,044
Cash and cash equivalents — end of period	$232,182	$281,659

Supplemental cash flow information
Interest paid	$10,510	$12,738
Income taxes paid	$36,202	$41,926

Non cash investing activities:
Acquisition payment obligation	$5,606	—

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5)  ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc. (“ITG Software Solutions”), our intangible property, software development and maintenance subsidiary in the U.S., (8) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value, trade optimization and other research and analytical services, The Macgregor Group, Inc. (“Macgregor”), a provider of trade order management technology and ITG Net trade message connectivity services for the financial community, Blackwatch Brokerage, Inc. (“Blackwatch”), a U.S. broker-dealer and Plexus Plan Sponsor Group, Inc. (“Plexus”) a registered investment advisor providing transaction cost analysis and transition consulting and related services to the plan sponsor community, (9) ITG Derivatives LLC (“ITG Derivatives”), formerly RedSky Financial, LLC, a broker-dealer specializing in multi-asset class electronic trading and (10) Block Alert LLC (“BLOCKalert”), a 50% owned joint venture accounted for under the equity method of accounting.

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

The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations, following changes the Company made to its management hierarchy to synchronize with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses.

The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides trading focused on Canadian securities, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

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

Recent Accounting Pronouncements

We adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. For further discussion see Note 7, “Income Taxes”.

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

(2) Commencement of U.S. Self-Clearing Operations

In May 2007, ITG Inc., our primary U.S. broker-dealer, commenced self-clearing of equities trades. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds, as well as the record-keeping functions involved in the processing of securities transactions.

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

Securities Borrowed

Securities borrowed transactions generally occur when securities are needed to deliver against a settling transaction, such as non-standard settlements (equity settlements occurring other than trade date plus three days), as requested by our customers or a fail to deliver. Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender. Securities borrowed require the Company to deposit cash or other collateral with the lender. We monitor the market value of securities borrowed on a daily basis and the collateral is adjusted as necessary based upon market prices. As of September 30, 2007, the value of securities borrowed is included in receivables from brokers, dealers and clearing organizations.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations include amounts receivable fails to deliver, cash deposits for securities borrowed, amounts receivable from clearing organizations and commissions receivable. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, amounts payable to clearing organizations on open transactions and execution cost payables. In addition, the net receivable or payable arising from unsettled trades is reflected in the appropriate category.

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

Guarantees

ITG Inc. provides guarantees to clearing organizations and exchanges under standard membership agreements, which require members to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization or exchange, other members would be required to meet the shortfalls. In our opinion, our potential liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, we believe the possibility of our being required to make material payments under these arrangements is remote. Accordingly, no liability has been recorded for these arrangements.

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

Other Commitments

At September 30, 2007, we had $77.9 million in short-term bank loans under pledge facilities related to our settlement of equity transactions.  See Note 11, “Short-Term Bank Loans,” for further details.

(3) Acquisitions

On July 31, 2007, we completed the acquisition of RedSky Financial, LLC (now ITG Derivatives) for $21.1 million, plus contingent consideration.  The contingent consideration, which is based upon the achievement of performance milestones over two and three year periods, if earned in full, would result in a total purchase price of approximately $37.6 million.

$15.2 million was paid in cash at the closing with contingent payments of up to $2.5 million and $19.9 million due in 2009 and 2011, respectively.    A portion of the contingent payments (approximately $9.4 million) would be recognized as expense in the appropriate periods as this portion of the consideration is considered to be compensatory. ITG Derivatives will augment our product offerings, providing our clients with multi-asset execution management systems.

The acquisition, accounted for under the purchase method, was recorded using management’s estimates derived from preliminary evaluations.  Our present estimation of the allocation of the $21.1 million purchase price includes approximately $20 million of goodwill and other intangible assets.  The final purchase price accounting adjustments to reflect the fair value of net assets will be based on management’s final evaluation and are therefore, subject to change.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit with a bank in Asia for the purpose of securing working capital facilities for Asian clearing and settlement activities, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Customer Protection Rule”), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade settlement activity, (v) a segregated balance maintained by our Japanese operations on behalf of its customers under certain directed brokerage arrangements, and (vi) funds relating to the securitization of a bank guarantee supporting an Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Corporate stocks—trading securities	$12,435	$388	$9,126	$137
Corporate stocks—available-for-sale	241	—	—	—
Mutual funds	6,549	6,152	—	—
Total	$19,225	$6,540	$9,126	$137

Securities owned primarily consists of securities positions held by the Company resulting primarily from temporary positions in securities in the normal course of our agency trading business.  Securities owned also includes mutual fund positions, as well as 3,040 shares of common stock in the NYSE Group, Inc. (“NYX Shares”) we received in March 2006 as consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. (“the “NYSE Merger”).  In March 2007, these 3,040 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on their sale was less than one year.  Since then, the restriction has been lifted and we are free to sell these shares.  At December 31, 2006, there were no securities classified as available-for-sale and 55,440 NYX Shares were classified as investments at cost (of which 3,040 shares and 52,400 shares could not be sold until March 7, 2008 and 2009, respectively).  For more information, see Note 6, “Investments,” below and Note 6, “Securities Owned and Sold, Not Yet Purchased” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Securities sold not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

Unrealized holding gains and losses for available-for-sale securities are reported in other comprehensive income until realized.

(6) Investments

Investments consist of investments in limited partnerships in hedge funds investing primarily in marketable securities and equity investments held at cost which are summarized as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Investments in limited partnerships	$3,889	$6,262
Investments at cost	2,862	3,037
Total	$6,751	$9,299

Investments at cost consists of the remaining 52,400 NYX Shares which may not be sold until March 7, 2009, as described in Note 5, “Securities Owned and Sold, Not Yet Purchased”, above.  We periodically assess the carrying value of the investment to determine if there has been an “other than temporary” impairment.

(7) Income Taxes

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

As of the adoption date, we also had accrued interest expense of $4.6 million, gross of related tax effects of $1.8 million, related to these unrecognized tax benefits. As of September 30, 2007 we had accrued interest expense of $5.9 million, gross of related tax effects of $2.4 million related to the unrecognized tax benefits. As a continuing policy, we recognize interest accrued related to unrecognized tax benefits as income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense.

(8) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
U.S. Operations	$384,380	$371,159	$33,822	$27,943
Canadian Operations	—	—	—	—
International Operations	34,655	34,595	1,446	1,423
Total	$419,035	$405,754	$35,268	$29,366

We amortize other intangibles over their respective estimated useful lives, which range from three to eighteen years. For the three months and nine months ended September 30, 2007, we recognized intangible amortization expense of $0.7 million and $1.9 million, respectively.

During the nine months ended September 30, 2007 (“First Nine Months 2007”), no goodwill or intangibles were deemed impaired and accordingly, no write-off was required.

(9) Receivables From and Payables To Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables From		Payables To
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Broker-dealers	$727,277	$196,227	$678,416	$118,167
Clearing organizations	86,441	—	7,501	84
Deposits for securities borrowed	57,444	—	—	—
Total	$871,162	$196,227	$685,917	$118,251

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2007	December 31, 2006
Accrued compensation and benefits	$60,591	$43,784
Accrued soft dollar research payables	40,019	29,066
Deferred compensation	26,985	24,390
Trade payables	21,204	23,513
Deferred revenue	12,651	13,407
Acquisition payment obligation	5,606	—
Accrued transaction processing	2,211	3,051
Other accrued expenses	22,481	14,838
Total	$191,748	$152,049

(11) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose.  Borrowings under these arrangements bear interest at federal funds rate plus 50 basis points and are repayable on demand (generally the next business day).  The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings.  At September 30, 2007, we had $77.9 million in short-term bank loans under these pledge facilities.

We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiated rate.  Each advance under the line of credit is due at a specified maturity date with no prepayment option.  At September 30, 2007, we had no borrowings outstanding under this facility.

During August 2007, we borrowed $25 million under our revolving credit facility (see Note 12, “Long Term Debt”, below) for a period of 2 days in order to facilitate working capital requirements at one of our international affiliates.

(12) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement (“Credit Agreement”) fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has no outstanding balance as of the filing date of this quarterly report. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying Consolidated Statements of Financial Condition and are amortized to interest expense over the life of the loan.

At September 30, 2007, we had $139.6 million in outstanding debt under the Term Loan following scheduled principal payments of $21.3 million in First Nine Months 2007. The terms of our credit facility include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2007	$7.1
2008	38.0
2009	47.6
2010	46.9
$139.6

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $8.0 million in First Nine Months 2007.

Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and we will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan was hedged by interest rate swap agreements at September 30, 2007.

(13) Financial Instruments and Derivative Instruments

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

Cash Flow Hedges

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our LIBOR-based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method, which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of counterparties to fully satisfy their obligations under the swap agreements. During First Nine Months 2007, the quarterly net settlements from these swaps decreased interest expense by approximately $0.2 million. Based on the current interest rate environment, approximately $0.2 million of the after-tax realized loss within accumulated other comprehensive income is expected to be reclassified in the next twelve months.

The following table summarizes our derivative and debt related financial instruments at September 30, 2007 and December 31, 2006 (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Long term debt	$(139,600)	$(160,900)	$(139,600)	$(160,900)
Interest rate swap	(401)	9	(401)	9

(14) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2007	2006
Three Months Ended
Net income for basic and diluted earnings per share	$29,180	$21,609
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	44,100	43,436
Effect of dilutive securities	713	961
Average common shares used in diluted computation	44,813	44,397
Earnings per share:
Basic	$0.66	$0.50
Diluted	$0.65	$0.49

Nine Months Ended
Net income for basic and diluted earnings per share	$81,101	$75,868
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	44,171	43,249
Effect of dilutive securities	713	929
Average common shares used in diluted computation	44,884	44,178
Earnings per share:
Basic	$1.84	$1.75
Diluted	$1.81	$1.72

The following is a summary of anti-dilutive options not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2007	2006
Three months ended	214	88
Nine months ended	205	38

(15) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income as of September 30, 2007, are as follows (dollars in thousands):

	Before Tax	Tax (Expense) / Benefit	After Tax
Currency translation adjustment	$21,881	$—	$21,881
Unrealized holding gain on securities, available-for-sale	65	(27)	38
Unrealized loss on hedging activities	(401)	163	(238)
Total	$21,545	$136	$21,681

Unrealized holding gains on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(16) Net Capital Requirement

ITG Inc., AlterNet, ITG Execution Services, Blackwatch and ITG Derivatives are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Execution Services, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and ITG Derivatives and $5,000 for each of ITG Execution Services and Blackwatch, or 6 2/3% of aggregate indebtedness.

Our net capital balances and the amounts in excess of required net capital at September 30, 2007 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$105.6	$102.5
AlterNet	3.4	3.3
ITG Execution Services	0.3	0.3
Blackwatch	4.9	4.8
ITG Derivatives	1.6	1.4

As of May 1, 2007, ITG Inc. changed its business model from a fully disclosed introducing broker-dealer to a self-clearing broker-dealer.  As it is a self-clearing broker-dealer acting as an executing broker who clears prime broker transactions, its minimum net capital requirement as defined under Rule 15c3-1 increased to $1.0 million from $250 thousand.

As of September 30, 2007, ITG Inc. had a  $19.3 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule.

In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2007 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$26.0

International Operations
Australia	$3.8
Europe	4.5
Hong Kong	18.4
Japan	2.3

 (17) Segment Reporting

The Company realigned its management hierarchy in symmetry with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses.  Effective January 1, 2007, the Company has three operating segments: U.S. Operations, Canadian Operations and International Operations.

The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers executing in U.S. markets. The Canadian Operations segment provides trading focused on Canadian securities, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
Three Months Ended September 30, 2007
Total revenues	$141,508	$19,114	$29,213	$189,835
Income before income tax expense	43,580	5,177	602	49,359
Capital purchases	3,749	1,939	951	6,639

Three Months Ended September 30, 2006
Total revenues	$117,710	$12,614	$16,242	$146,566
Income before income tax expense	34,709	3,079	(2,174)	35,614
Capital purchases	3,898	159	372	4,429

Nine Months Ended September 30, 2007
Total revenues	$406,574	$52,601	$75,239	$534,414
Income before income tax expense	122,557	14,160	1,538	138,255
Identifiable assets	1,165,111	662,634	1,678,527	3,506,272
Capital purchases	11,203	4,535	2,959	18,697

Nine Months Ended September 30, 2006
Total revenues	$356,003	$40,760	$49,604	$446,367
Income before income tax expense	115,649	12,858	(1,500)	127,007
Identifiable assets	754,920	161,129	1,136,132	2,052,181
Capital purchases	11,226	548	1,490	13,264

Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows:

	2007	2006
Revenues: Three Months Ended September 30,
United States	$141,508	$117,710
Canada	19,114	12,614
Europe	21,640	11,016
All other	7,573	5,226
Total	$189,835	$146,566

Revenues: Nine Months Ended September 30,
United States	$406,574	$356,003
Canada	52,601	40,760
Europe	54,101	34,012
All other	21,138	15,592
Total	$534,414	$446,367

Long-lived Assets at September 30,
United States	$494,435	$445,250
Canada	5,324	1,114
Europe	37,048	36,664
All other	6,875	5,332
Total	$543,682	$488,360

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

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides trading focused on Canadian securities, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, and (ii) the contract value of securities traded in Europe and Asia Pacific. Commission revenues are generated by orders delivered to us from our “front-end” software products, as well as other vendors’ front-ends and direct computer-to-computer links to customers through our proprietary and third party networks and phone orders from our customers. We also generate recurring revenues which are largely fee or subscription-based rather than transaction-based and are therefore significantly less sensitive to fluctuations in the level of trading activity. The subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management network services, as well as professional services.

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

Acquisition of RedSky Financial, LLC

On July 31, 2007, we completed the acquisition of RedSky Financial, LLC (now ITG Derivatives) for $21.1 million, plus contingent consideration.  $15.2 million was paid in cash at the closing with the contingent payments of up to $2.5 million and $19.9 million payable in 2009 and 2011, respectively.  A portion of the contingent payments (approximately $9.4 million) would be recognized as expense in the appropriate periods as this portion of the contingent consideration is considered to be compensatory.  ITG Derivatives specializes in multi-asset class electronic trading with an emphasis on exchange-traded equity derivative products, as well as routing for foreign exchange and fixed income trading.  ITG Derivatives’ advanced trading platform, now re-branded as ITG Matrix, further diversifies our asset class capabilities.  Their multi-asset trading platform facilitates high frequency trading for professional and institutional traders.  We plan to integrate this functionality into our existing execution systems, which will provide our customers with full access to equity options and futures trading in addition to our current equity trading capabilities.

ITG Derivatives also offers direct access to multiple destinations and market data through an Application Programming Interface (“API”), which gives high-frequency traders the lowest possible latency when submitting and processing orders.  Our API allows traders using their own proprietary systems to connect directly to the markets via ITG Derivatives’ routing infrastructure.

Executive Summary

In the three months ended September 30, 2007 (“Third Quarter 2007”), our consolidated revenues increased 30% to $189.8 million, while our operating expenses grew 27% to $140.5 million as compared to the three months ended September 30, 2006 (“Third Quarter 2006”). Our reported net income for Third Quarter 2007 was $29.2 million, or $0.65 per diluted share, as compared to $21.6 million, or $0.49 per diluted share, in Third Quarter 2006.

Our U.S. commission revenue grew $19.1 million, or 20%, versus Third Quarter 2006 as strong volume growth more than offset the impact of price competition for trade executions which continues to exert downward pressure on the revenues earned per share for shares traded in the U.S. equity markets. Overall, Third Quarter 2007 market volumes increased 52% on the NYSE and 18% on NASDAQ compared to Third Quarter 2006, while ITG U.S. daily volumes were up 32% for the same period.  Third Quarter 2007 daily trading volumes increased 18% at NYSE and 2% at NASDAQ over the second quarter of 2007, while ITG’s U.S. daily trading volumes increased 6% over the same period.  In Third Quarter 2007, ITG’s volume as a percentage of the combined reported NYSE and NASDAQ volumes was 3.45% compared to 3.6% in Third Quarter 2006.

Market volatility, as measured by the CBOE Volatility Index (VIX), moved significantly higher in August, reaching the highest level since 2002. Volatility has since retreated, but remains significantly elevated as compared to earlier this year.  In this environment, strong performances from our diverse product suite drove our 20% overall revenue growth in the U.S.

Canadian commission revenues grew 65% versus Third Quarter 2006 reflecting the success of our Triton direct market access product, increased use of our algorithmic products and a sustained sales effort yielding new clients.  Total Canadian revenues increased $6.5 million, or 52% with pre-tax profitability of $5.2 million increasing 68% from prior year.  The favorable exchange rate impact from a weakened U.S. Dollar added $1.3 million to total revenues and $0.4 million to pre-tax income.

International Operations revenues for Third Quarter 2007 increased $13.0 million, or 80%, versus Third Quarter 2006 to $29.2 million, reflecting a substantial increase in volume and the market value of executions.

The overall International Operations revenue increase included $2.0 million from exchange rate fluctuations primarily as a result of the stronger Pound Sterling (relative to the U.S. Dollar), with a favorable impact on pre-tax earnings of less than $0.2 million.

International Operations, as a whole, posted a pre-tax profit of $0.6 million on strong commission revenue growth.  This is an increase of $2.8 million over Third Quarter 2006, when we recorded a pre-tax loss of $2.2 million.  We see potential for further growth in our International Operations as we expand and globalize our product line.

Results of Operations — Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2007	2006	Change	% Change
Revenues
Commission	$117,077	$97,949	$19,128	20
Recurring	19,836	18,030	1,806	10
Other	4,595	1,731	2,864	165
Total revenues	141,508	117,710	23,798	20

Expenses
Compensation and employee benefits	46,600	40,738	5,862	14
Transaction processing	13,907	12,155	1,752	14
Other expenses	34,842	27,010	7,832	29
Interest expense	2,579	3,098	(519)	(17)
Total expenses	97,928	83,001	14,927	18
Income before income tax expense	$43,580	$34,709	$8,871	26
Pre-tax margin	30.8%	29.5%	1.3%

U.S. revenues increased 20%, with ITG Derivatives contributing $3.1 million to total revenues.

Commission revenues included strong performances from our direct market access products. We benefited from strong growth in average daily share volumes of 32%, which was partially offset by a reduction in average revenue per share, as shown in the Key Indicators table below. Transaction processing costs increased at a slower rate than the applicable commission revenues as we have been able to process a larger portion of executions through less expensive venues.

	Three Months Ended September 30,
U.S. Operations: Key Indicators	2007	2006	Change	% Change
Total trading volume (in billions of shares)	12.8	9.7	3.1	32
Trading volume per day (in millions of shares)	203.8	154.4	49.4	32
Average revenue per share ($)	$0.0086	$0.0099	$(0.0013)	(13)
U.S. market trading days	63	63	—	—

In addition to the commission revenues above, which reflect our agency trading activities, we earned commission revenues of $3.7 million as a result of revenue sharing arrangements with other broker-dealers which are executing with our customers via algorithms integrated into our products.

Recurring revenues increased $1.8 million or 10%, reflecting an increase in the pricing of our network connectivity services, as well as growth in the number of customer network connections.

Other revenues increased $2.9 million primarily due to technology and support fees charged to the BLOCKalert joint venture and a favorable change in market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business, partially offset by a decrease in investment income.

U.S. compensation and employee benefits expense increased by $5.9 million, reflecting an 11% increase in average headcount associated with the RedSky acquisition and expansion of our business, as well as annual merit compensation increases and higher benefit and payroll tax costs.  Compensation costs related to product development were partially offset by higher capitalizable salaries from product development efforts.

Other expenses increased $7.8 million to $34.8 million as growth was driven by (i) amortization expense related to new product releases, (ii) consulting fees related to systems and new business development activities, such as product globalization, (iii) market data fees related to increased business and the conversion to a global real time equity market data infrastructure to support our trading applications around the globe, (iv) depreciation expense, (v) higher legal fees and (vi) increased losses from the BLOCKalert joint venture.  Additionally, our increased infrastructure needs, which included expanded office space in both our California and New York offices, as well as expansion of our telecommunications and data processing infrastructure further contributed to expense growth.

Interest expense declined 17% in line with the lower outstanding balance on our borrowings to finance the Macgregor and Plexus acquisitions.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2007	2006	Change	% Change
Revenues
Commission	$15,254	$9,269	$5,985	65
Recurring	891	865	26	3
Other	2,969	2,480	489	20
Total revenues	19,114	12,614	6,500	52

Expenses
Compensation and employee benefits	6,014	4,434	1,580	36
Transaction processing	3,805	2,898	907	31
Other expenses	4,118	2,203	1,915	87
Total expenses	13,937	9,535	4,402	46
Income before income tax expense	$5,177	$3,079	$2,098	68
Pre-tax margin	27.1%	24.4%	2.7%

In Canada, total revenues increased $6.5 million, or 52%, including a $1.3 million favorable exchange rate impact from the appreciating Canadian dollar.  Share volume growth of 62% was driven primarily by the growth of direct market access and algorithmic trading products and a 33% increase in overall volume on the resource heavy Toronto Stock Exchange (“TSX”).

Total expenses increased 46% including a $0.9 million unfavorable exchange rate impact. On a pre-tax basis, there was a favorable exchange rate benefit of approximately $0.4 million.

Compensation and employee benefits expense reflects higher performance compensation from the growth in revenues, and increased headcount to support the overall expansion of the Canadian Operations.

Transaction processing costs grew with increased trading volumes but at a lower rate than revenue growth due to savings from a new TSX pricing model and lower clearing/settlement fees.  There continues to be downward pressure on exchange fees in Canada due to the recent launches of alternative trading systems in the Canadian equities marketplace.

Other expenses reflect growth in technology related and facilities costs as well as connectivity and market data fees related to increased levels of business.

International Operations

	Three Months Ended September 30,
$ in thousands	2007	2006	Change	% Change
Commission Revenues
Europe	$21,757	$10,195	$11,562	113
Asia Pacific	7,104	4,374	2,730	62
Total commission revenues	28,861	14,569	14,292	98
Recurring revenues	395	172	223	130
Other revenues	(43)	1,501	(1,544)	(103)
Total revenues	29,213	16,242	12,971	80

Expenses
Compensation and employee benefits	10,192	7,833	2,359	30
Transaction processing	11,476	5,338	6,138	115
Other expenses	6,943	5,245	1,698	32
Total expenses	28,611	18,416	10,195	55
Income before income tax expense	$602	$(2,174)	$2,776	128
Pre-tax margin	2.1%	(13.4)%	15.5%

International commission revenues increased 98% to $28.9 million, including a favorable exchange rate impact of $1.8 million. Excluding the foreign currency impact, commission revenues grew $12.5 million or 86%.

In Europe, commission revenues increased 113%, or $11.6 million, driven by significant volume increases, with the total value of shares traded by ITG in European markets increasing 186%. Share volume growth was driven primarily by significant additional volumes from global customers who had not previously conducted substantial European business with ITG. Related transaction processing costs also increased, with a greater proportion of trades executed via more costly direct market trading. In addition, our geographical mix changed and a greater share of our trading was in continental European markets where we incur significantly higher clearing and execution costs than in the UK market.

Our European revenues also benefited from a $1.6 million favorable exchange rate impact resulting primarily from the stronger Pound Sterling. On a pre-tax basis the favorable exchange rate impact was less than $0.2 million.

Commission revenues in Asia Pacific increased $2.7 million, primarily reflecting strong volume growth in the Hong Kong and Korean markets. Transaction processing costs grew at a lower rate than revenues due to the increased proportion of trades executed in Hong Kong, where we self-clear equity transactions, as well as lower execution rates charged by overseas brokers.

Compensation and employee benefits expense reflects higher performance related compensation related to the growth in revenues, increased headcount to support the general expansion of business activity, and an unfavorable exchange rate impact of $0.6 million.

Other expenses reflect higher technology, connectivity and market data fees related to increased business, business development, consulting, legal and occupancy charges, as well as an unfavorable exchange rate impact.

Income tax expense

Our effective tax rate was 40.9% in Third Quarter 2007, compared to 39.3% in Third Quarter 2006. Our Third Quarter 2006 was marginally impacted by U.S. Federal and state tax matters. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2007	2006	Change	% Change
Revenues
Commission	$337,271	$291,661	$45,610	16
Recurring	58,097	52,680	5,417	10
Other	11,206	11,662	(456)	(4)
Total revenues	406,574	356,003	50,571	14

Expenses
Compensation and employee benefits	134,693	121,426	13,267	11
Transaction processing	43,242	33,823	9,419	28
Other expenses	98,054	75,827	22,227	29
Interest expense	8,028	9,278	(1,250)	(13)
Total expenses	284,017	240,354	43,663	18
Income before income tax expense	$122,557	$115,649	$6,908	6
Pre-tax margin	30.1%	32.5%	(2.4)%

U.S. revenues increased 14% over the nine months ended September 30, 2006 (“First Nine Months 2006”), which included $7.9 million in gains related to the exchange of our two New York Stock Exchange membership seats in connection with the merger between the NYSE and Archipelago Holdings, Inc. (“NYSE Transaction”). Revenue growth excluding the NYSE Transaction was 17%. ITG Derivatives contributed $3.1 million to total revenues in the U.S.

Commission revenues included strong performances from our direct market access products. We benefited from strong growth in average daily share volumes, which was partially offset by a reduction in average revenue per share and one less trading day in the period, as shown in the Key Indicators table below.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators	2007	2006	Change	% Change
Total trading volume (in billions of shares)	36.6	28.0	8.6	31
Trading volume per day (in millions of shares)	195.5	148.8	46.7	31
Average revenue per share ($)	$0.0089	$0.0103	$(0.0014)	(14)
U.S. market trading days	187	188	(1)	(1)

In addition to the commission revenues above which reflect our agency trading activities, we earned commission revenue of $7.6 million as a result of revenue sharing arrangements with third party broker-dealers that execute orders received from our customers via algorithms integrated into our products.

On a pre-tax basis, our higher commission revenues were partially offset by the growth in transaction processing costs, which outpaced commission revenue growth. As our direct access clients utilized algorithmic strategies to a much larger extent, a larger portion of our clients’ executions were with costlier providers.

Recurring revenues, which include subscription-based sales of analytical products, our order management systems and related services, as well as our network connectivity and professional services, increased $5.4 million, or 10%. The growth is primarily due to an increase in the pricing of network connectivity services, as well as growth in the number of customer network connections.

Other revenues decreased $0.5 million due to the presence of gains from the NYSE Transaction in First Nine Months 2006 (as discussed above), which was partially offset in the 2007 period by technology and support fees charged to the BLOCKalert joint venture and a favorable change in market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business.

U.S. compensation and employee benefits expense increased by $13.3 million, reflecting a 11% increase in average headcount associated with the expansion of our business, as well as annual merit compensation increases and higher benefit and payroll tax costs. Compensation costs related to product development were partially offset by higher capitalizable salaries from new product development and existing product enhancement efforts.

Other expenses increased $22.2 million to $98.1 million as growth was driven by (i) consulting fees related to systems and new business development activities, (ii) amortization expense related to new product releases, (iii) market data fees related to increased business and the conversion to a global real time equity market data infrastructure to support our trading applications around the globe, (iv) depreciation expense, (v) our increased infrastructure needs, which included expanded office space in both our California and New York offices, as well as the expansion of our telecommunications and data processing infrastructure, and (vi) inclusion of losses from BLOCKalert for the entire period.

Interest expense declined 13% reflecting the lower outstanding balance on the borrowings to finance the Macgregor and Plexus acquisitions, partially offset by slightly higher LIBOR interest rates.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2007	2006	Change	% Change
Revenues
Commission	$42,762	$26,852	$15,910	59
Recurring	2,213	1,863	350	19
Other	7,626	12,045	(4,419)	(37)
Total revenues	52,601	40,760	11,841	29

Expenses
Compensation and employee benefits	16,990	12,335	4,655	38
Transaction processing	10,896	9,214	1,682	18
Other expenses	10,555	6,353	4,202	66
Total expenses	38,441	27,902	10,539	38
Income before income tax expense	$14,160	$12,858	$1,302	10
Pre-tax margin	26.9%	31.5%	(4.6)%

In Canada, total revenues increased $11.8 million, or 29%, reflecting 69% volume growth. Excluding the impact of a $5.4 million gain  (“the IRESS Gain”) related to the sale of our 50% interest in our Canadian joint venture to IRESS Market Technology Limited (“IRESS”) for CAD$9.5 million (approximately US$8.3 million) in April 2006, total revenues increased $17.2 million or 49%.

Share volume growth of 69% was driven primarily by increased client penetration, as well as the growth of algorithmic products and direct market access trading and a 19% increase in overall volume on the resource heavy TSX.

Total expenses increased 38% including a $1.0 million unfavorable impact from the rising Canadian dollar. On a pre-tax basis, there was a favorable exchange rate benefit was approximately $0.4 million.

Compensation and employee benefits expense reflect higher performance based compensation related to the growth in revenues and increased headcount to support the overall expansion of our Canadian operations.

Revenue growth outpaced the 18% growth in transaction processing costs. Savings were realized on exchange fees due to the introduction of a new TSX pricing model in the second half of 2006, and lower clearing/settlement fees. There continues to be downward pressure on exchange fees in Canada due to the recent launches of alternative trading systems in the Canadian equities marketplace.

Other expenses reflect technology and market data fees related to increased business and the additional office needed to support our expanding operations.

International Operations

	Nine Months Ended September 30,
$ in thousands	2007	2006	Change	% Change
Commission Revenues
Europe	$53,294	$32,428	$20,866	64
Asia Pacific	19,981	14,328	5,653	39
Total commission revenues	73,275	46,756	26,519	57
Recurring revenues	945	394	551	140
Other revenues	1,019	2,454	(1,435)	(58)
Total revenues	75,239	49,604	25,635	52

Expenses
Compensation and employee benefits	29,268	21,970	7,298	33
Transaction processing	24,706	14,935	9,771	65
Other expenses	19,727	14,199	5,528	39
Total expenses	73,701	51,104	22,597	44
Income before income tax expense	$1,538	$(1,500)	$3,038	203
Pre-tax margin	2.0%	(3.0)%	5.0%

International commission revenues increased 57% to $73.3 million, including a $5.1 million favorable exchange rate impact. Excluding the exchange rate impact, commission revenues grew $21.3 million or 46%.

In Europe, commission revenues increased 64% driven by strong growth in our portfolio trading desk and direct market access products. In First Nine Months 2007, the total value of shares traded by ITG in European markets increased 82% to $116.2 billion. Commission revenue growth reflects the impact of the continuing rollout of our global product suite to European customers. Related transaction processing costs increased substantially in line with revenue growth.

Our European revenues also benefited from a $4.7 million favorable exchange rate impact resulting from the stronger Pound Sterling. On a pre-tax basis, the favorable exchange rate impact was approximately $0.6 million.

Asia Pacific commission revenues increased $5.7 million, reflecting strong volume growth in Hong Kong. As the proportion of trades executed in Hong Kong increased, we benefited from lower transaction processing charges relative to revenue growth, as we self-clear equity executions in Hong Kong.

Compensation and employee benefits expense reflect higher performance related compensation related to the growth in revenues, increased headcount to support the general expansion of business activity, and an unfavorable exchange rate impact of $2.0 million. This was partially offset by an increase in capitalized salaries primarily from our development projects relating to Triton and algorithmic trading by international customers.

Other expenses reflect higher telecom and data processing costs, business development, consulting and occupancy charges, as well as an unfavorable exchange rate impact.

Income tax expense

The effective tax rate was 41.3% in First Nine Months 2007, compared to 40.3% in First Nine Months 2006. First Nine Months 2006 benefited from resolution of certain Federal and state tax matters. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which now include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. At September 30, 2007, cash and cash equivalents and securities owned, at fair value amounted to $251.4 million.

Since becoming a self-clearing broker-dealer in the U.S. on May 1, 2007, we are subject to cash deposit requirements with clearing organizations which may be large in relation to our total liquid assets, and which may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of September 30, 2007, we had interest-bearing security deposits totaling $29.4 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement, a fail (to deliver or receive) or a short sale, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

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

Operating Activities

Cash flows used in operating activities were $77.2 million in First Nine Months 2007 as compared to the $98.7 million provided by operating activities in First Nine Months 2006. The decrease primarily relates to our U.S. broker-dealer, ITG Inc., becoming a self clearing broker-dealer. In the normal course of our clearing operations, cash is typically used to fund restricted or segregated cash accounts under regulations or other, broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables/payables from/to customers and brokers. The cash requirements vary from day to day depending on volume transacted and customer trading patterns.

Investing Activities

Net cash used in investing activities of $57.0 million includes our acquisition of RedSky and our increased spending in premises and equipment and capitalizable software development projects, as we continue to invest in both our infrastructure and our product portfolio.

Financing Activities

Net cash provided by financing activities of $43.9 million reflects net short-term bank borrowings from our pledge facilities (see “Loan Facilities” below), as well as cash provided by common stock issued in connection with our equity based compensation plans and their related excess tax benefit of $4.1 million, which was partially offset by principal repayments on our Term Loan and funds used to repurchase ITG common stock.

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at federal funds rate plus 50 basis points, and are repayable on demand. The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiated rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At September 30, 2007, we had $77.9 million in short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 11, “Short-Term Bank Loans”, to the condensed consolidated financial statements).

During First Nine Months 2007, we used $21.3 million for principal repayments on the Term Loan financing under our Credit Agreement (see Note 12, “Long Term Debt”, to the condensed consolidated financial statements). During the same period in 2006, we repaid $32 million of Term Loan principal as the 2006 period included mandatory prepayments triggered by the sale of our Canadian joint venture, the sale of a portion of our NYX shares and the cash received in connection with the NYSE Merger.

The Credit Agreement also provides an available $25 million revolving credit facility that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding borrowings under the revolving credit facility. During August 2007, we borrowed $25 million under this facility for a period of 2 days in order to facilitate working capital requirements at one of our international affiliates.

During Third Quarter 2007, we repurchased 763,310 shares of our common stock at a cost of approximately $29.5 million, which was funded from our available cash resources. These shares were purchased under a 2004 authorization whereby our Board of Directors authorized management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1.

Our net capital balances and the amounts in excess of required net capital at September 30, 2007, for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$105.6	$102.5
AlterNet	3.4	3.3
ITG Execution Services	0.3	0.3
Blackwatch	4.9	4.8
ITG Derivatives	1.6	1.4

As of May 1, 2007, ITG Inc. migrated from a fully disclosed introducing broker-dealer to a self-clearing broker-dealer. As we are a self-clearing broker-dealer acting as an executing broker who clears prime broker transactions, our minimum net capital requirement as defined under Rule 15c3-1 increased to $1.0 million from $250 thousand.

In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2007 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$26.0

International Operations
Australia	$3.8
Europe	4.5
Hong Kong	18.4
Japan	2.3

Liquidity and Capital Resource Outlook

Historically, our working capital and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our Macgregor and Plexus acquisitions, which required long term financing as described above. We believe that our cash flow from operations, existing cash balances and the available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of the Credit Agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $133 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $133 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of September 30, 2007, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest, on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements. There has been no significant change to such arrangements and obligations since December 31, 2006. The aggregate contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) excluded the liability for unrecognized tax benefits, which totaled $20.1 million as of January 1, 2007, including interest of $4.6 million, since we cannot predict with reasonable reliability the timing of cash settlements with respective taxing authorities. For additional information, see “Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2006 Form 10-K and Note 7, “Income Taxes” to our condensed consolidated financial statements.

Critical Accounting Estimates

Except as described below, there have been no significant changes to our critical accounting policies and estimates during First Nine Months 2007 from those we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2006 Form 10-K.

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

Following its July 31, 2007 acquisition, we have begun incorporating ITG Derivatives’ operations into our system of internal controls over financial reporting. This work will continue throughout 2007.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

On November 21, 2006, Liquidnet, Inc. (“Liquidnet”) filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. (collectively, “ITG”) infringe one or more claims of U.S. Patent No. 7,136,834 (the “‘834 Patent”) through its “Channel ITG” and the “Macgregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet did not own the ‘834 Patent (the patent was owned by Liquidnet’s corporate parent LiquidNet Holdings, Inc.), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. sued LiquidNet Holdings, Inc. in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet Holdings Inc. filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was agreed.

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

Item 1A. Risk Factors

Except for the below, there has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2006. Please see our 2006 Form 10-K (Item 1A).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during First Nine Months 2007, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2007
To: January 31, 2007	—	—	—	2,000,000

From: February 1, 2007
To: February 28, 2007	—	—	—	2,000,000

From: March 1, 2007
To: March 31, 2007	—	—	—	2,000,000

From: April 1, 2007
To: April 30, 2007	—	—	—	2,000,000

From: May 1, 2007
To: May 31, 2007	—	—	—	2,000,000

From: June 1, 2007
To: June 30, 2007	—	—	—	2,000,000

From: July 1, 2007
To: July 31, 2007	—	—	—	2,000,000

From: August 1, 2007
To: August 31, 2007	669,510	38.34	669,510	1,330,490

From: September 1, 2007
To: September 30, 2007	93,800	41.11	93,800	1,236,690
Total	763,310	$38.68	763,310

On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which had no expiration date, was publicly announced as part of our 2004 Annual Report on Form 10-K filed on March 15, 2005 and was discussed on multiple earnings calls. The July 22, 2004 authorization was reaffirmed by our Board of Directors on August 6, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during Third Quarter 2007.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	10.1	Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan

	10.2	Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-term Incentive Plan (effective May 8, 2007)

	10.3	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (effective May 8, 2007)

	10.4	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors

	10.5	Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (effective May 8, 2007)

	10.6	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (effective May 8, 2007)

	10.7	Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non- Employee Directors

	10.8	Second Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 8, 2007	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant