Form 10-K
period 2007-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2008-02-29
CIK 920424

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32722

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	95-2848406 (IRS Employer Identification No.)
380 Madison Avenue, New York, New York (Address of principal executive offices)	10017 (Zip Code)
(212) 588-4000 (Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Common Stock, $0.01 par value (Title of class)	New York Stock Exchange (Name of exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

 Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2007: $1,922,914,512	Number of shares outstanding of the Registrant's Class of common stock at February 15, 2008: 43,664,717

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2008 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2007 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Investment Technology Group, ITG, ITG Dark Algorithm, ITG Logic, ITG Opt, ITG Web Access, Macgregor, POSIT, Quantex, RouteNet, Triton and AlterNet are registered trademarks or service marks of the Investment Technology Group, Inc. companies. End-to-End Trading Solutions, ITG Algorithms, ITG Channel, ITG Compliance, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Routers, ITG Single-Stock Algorithms, ITG Single Ticket Clearing, ITG TCA, ITG Trade Ops, ITG Triton X, ITG Wealth Management, Match Now, Macgregor Electronic Trading, Macgregor XIP, Plexus Plan Sponsor Group, Alpha Capture Service, BrokerEDGE, PAEG/L, Plexus Sponsor Monitor, POSIT Match, POSIT Now, POSIT VWAP, Powered by POSIT, Predator and Radical are trademarks or service marks of the Investment Technology Group, Inc. companies. BLOCKalert is a service mark of the Block Alert LLC joint venture.

i

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A "Risk Factors", and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K, which you are encouraged to read.

ii

PART I

Item 1.    Business

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), following its acquisition on July 31, 2007, United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker dealer in Hong Kong, (6) ITG Japan Ltd. ("ITG Japan"), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., (8) ITG Solutions Network, Inc., ("ITG Solutions Network") a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. ("Macgregor"), a leading provider of trade order management technology for the financial community and Plexus Plan Sponsor Group, Inc. ("Plexus"), a provider of transaction cost analysis and transition consulting and related services to the plan sponsor community, and (9) Block Alert LLC ("BLOCKalert"), a 50% owned joint venture (see Note 4, "Affiliate Equity Transactions", to the consolidated financial statements).

        Investment Technology Group, Inc. (NYSE: ITG), is a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. A pioneer in electronic trading, ITG has a unique approach that combines pre-trade, order management, trade execution, and post-trade tools to provide clients with continuous improvements in trading and cost efficiency. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations, following changes the Company made to its management hierarchy to synchronize with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses. The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides trading, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as "Asia Pacific"), as well as a research and development facility in Israel.

        The following is a brief overview of ITG's product line. The entire product line is detailed in the Product Detail section following the Product Overview.

Product Overview

        ITG offers a wide range of end-to-end trading solutions:

PRE-TRADE OFFERINGS

Portfolio Management, Optimization, & Compliance

  •
  ITG Opt—strategic portfolio construction and complex optimization tool

  •
  ITG Compliance—daily and real-time pre-trade portfolio compliance monitoring system

Pre-Trade Analytics

  •
  ITG Logic—risk management and trading cost reduction tool

TRADE OFFERINGS

Execution, Management, & Connectivity

  •
  Triton—global equity execution management system for lists and single stocks

  •
  Radical—active single-stock and options execution management system

  •
  ITG Matrix—low latency multi-asset execution management system

  •
  ITG Channel—sweeping utility providing access to ITG liquidity from order management system blotters

  •
  ITG Triton X—currently deploying version 1.0 of a multi-year project to create a comprehensive enterprise investment management platform

  •
  Macgregor XIP—multi-asset order management system

  •
  ITG Net—global, broker- and platform-neutral financial communications network

  •
  Trading Services—global agency trading services for portfolio and hedge fund trading; commission sharing and broker payment services; hedge fund start up services

Algorithmic Trading

  •
  ITG Algorithms—Dark, List and Single Stock algorithms to automate liquidity access across numerous liquidity pools

POSIT® Crossing

  •
  POSIT Match—scheduled daytime equity securities matches

  •
  POSIT Now—continuous equity securities matching

  •
  BLOCKalert—alerting service which uncovers equity crossing opportunities in the U.S. for participating clients

  •
  POSIT Alert—service which uncovers and notifies participants of equity crossing opportunities in Australia and Europe

POST-TRADE OFFERINGS

Measurement & Analytics

  •
  ITG TCA—consulting, analytics and tools for cost assessment and peer comparison to optimize trading performance

  •
  ITG Fair Value—independent fair value securities pricing model for mutual funds

  •
  Plexus Plan Sponsor Group Services—trading process analysis services, pre- and post-transition analysis services and transition consulting

Post-Trade Processing

  •
  ITG Trade Ops—automated post-trade matching and settlement notification services

Product Detail

Pre-Trade

Portfolio Optimization

  ITG Opt

        ITG Opt is a computer-based equity portfolio optimizer, employing advanced techniques to help portfolio managers construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to long/short and taxable investors, as well as any investor seeking to control transaction costs.

        With ITG Opt users can construct portfolios that meet a wide range of objectives: managing risk, tracking a benchmark, adjusting portfolio tilt to improve returns and tax lot accounting. It also manages execution costs with the help of ITG's agency cost estimator model.

        ITG Opt provides tax-code modeling, including Highest In, First Out ("HIFO"), Last In, First Out ("LIFO"), or First In, First Out ("FIFO") accounting methods, and has the ability to constrain gross and net capital gains and losses in each holding period. ITG Opt also offers wash sale handling and loss harvesting.

        ITG Opt is designed to handle long/short settings, including dollar-neutral, long-biased, short-biased and variable leverage. Position and trade-size constraints can be set for the long/side, short/side and net portfolio values, as can exposure to characteristics such as sector, growth/value and beta. ITG Opt offers extensive back testing, including corporate actions and transaction costs. ITG Opt can conduct sensitivity analysis to assess trade-offs such as transaction costs versus alpha and risk versus tax loss harvesting.

Portfolio Compliance

  ITG Compliance

        ITG Compliance, formerly Macgregor Enterprise Compliance, is a comprehensive web-based monitoring, control and reporting solution that provides the ability to centrally manage global portfolio compliance activity across all phases of the investment process, security types and compliance mandates. Pre-trade monitoring helps asset managers avoid potential violations while end-of-day capabilities automate the process of determining daily compliance status across a wide range of investments, funds and mandates. ITG Compliance is available as a standalone offering. ITG charges license fees for the use of ITG Compliance.

Pre-Trade Analytics

  ITG Logic

        ITG Logic is a pre-trade analysis tool for traders and portfolio managers that enables them to enhance portfolio returns by helping identify outliers, for example, equities likely to deviate the most from the benchmarks on any given day. Once outliers are identified, ITG Logic analyzes the implication of different execution strategies and suggests a spectrum of efficient strategies. It is offered through an integrated platform, to portfolio managers, traders and transition managers. ITG Logic incorporates a robust cost estimate model, ITG's agency cost estimator, which determines the implicit costs of trading, spread and price impact. Users can input parameters into the model to estimate how much each execution strategy will cost. Trade list optimization capabilities allow users to assess and control portfolio risk, and powerful equity risk models help assess the tradeoff between cost and risk. ITG Logic is designed to give traders and portfolio managers the means to analyze trade lists and liquidity, and to provide strategies to achieve low market impact and low cost trading. ITG Logic also helps predict price movement and stock inter-relationships in order to measure impact and assess risk.

        ITG Logic permits consolidated reporting and various delivery mechanisms. ITG Logic offers web-based browser delivery and the system includes web-services functionality, allowing swift integration with proprietary client and third-party OMSs and execution management systems ("EMSs"). Data input and reporting are facilitated through web browsers, real-time dynamic Microsoft Excel spreadsheet applications, and integration into order management systems. The ITG Logic tool is offered on a standalone basis, through Triton, Macgregor XIP and certain third-party OMSs and EMSs.

Trade

Execution Management

  Triton

        Triton is ITG's list-trading front-end, bringing a complete set of integrated execution and analytical tools to the user's desktop. Triton was built using a Windows-based architecture for ease of use, customization and tight integration with the user's desktop environment.

        Fully customizable, multi-asset and broker neutral, Triton provides an array of execution venues and automated strategies, including access to ITG pre- and post-trade analytical tools, crossing venues, ITG Algorithms and third-party algorithms. Triton integrates every step of the trading process and works seamlessly with several OMSs. With a single interface, Triton gives traders the flexibility to navigate the markets' complexities in real time and provides broker-neutral connectivity to more than 80 destinations, giving traders pricing power and choice. From the Triton desktop, users can perform trade management functions, make order execution decisions, monitor trading results, access real-time and historical market data, and utilize trading analytics. Triton supports sophisticated portfolio aggregation and allocation functions. Finally, Triton is a multi-user system, allowing work groups to share access to portfolios and track trading results.

        Revenues are generated through commissions and transaction fees charged for trades electronically routed through Triton and executed on one of the many destinations available from the application. ITG does not derive royalties from the sale or licensing of the Triton software.

        ITG is undertaking a multi-year initiative to deliver Triton's execution management capabilities fully integrated with enhanced order management capabilities; the combined solution will be a new platform, ITG Triton X (as discussed further below).

  Radical

        Radical is a broker-neutral trading system that brings all the major markets directly to a trader's desktop. Radical offers the reliability, speed and anonymity traders need to make the most effective trades at a low cost. With Radical, traders have instant direct access to exchanges, Electronic Communication Networks ("ECNs"), major broker-dealers and ITG destinations such as POSIT and ITG Algorithms.

        Radical offers access to various markets, allowing users to work efficiently, with the goal of cost efficiency. Order generation tools help traders quickly access liquidity, streamlining workflow and increasing productivity. With direct access to POSIT and various market destinations, Radical users mitigate the risk of information leakage. Radical's flexibility offers clients the ability to easily handle multi-account, multi-trader setups. Users can view and act on other traders' orders, trade for multiple accounts in the same window, and track positions by trader or in the aggregate.

        ITG does not derive royalties from the sale or licensing of the Radical software. ITG receives commissions and transaction fees for each trade electronically routed through the application and executed on one of the many destinations available from the application.

  ITG Matrix

        ITG Matrix is a direct access method that provides traders with access to consistently reliable, scalable, low-latency, multi-asset trading opportunities. Through one provider, traders can efficiently execute and manage trades across multiple asset classes with the confidence and anonymity that innovative technology, experience and broker-neutrality provide. ITG Matrix offers sophisticated tools for electronic execution and risk management, allowing traders to access individual markets or trade multiple asset classes side by side. Alternatively, the ITG Matrix market data and order entry Application Programming Interfaces ("APIs") enable low-latency direct market access from black-box or automated trading strategies.

        Revenues are generated by ITG Matrix through commissions and transaction fees charged for trades electronically routed through ITG Matrix and executed on one of the many destinations available from the application.

  ITG Channel

        ITG Channel provides an integrated link to the trade blotter of most third-party OMSs. ITG Channel is a tool that lets users automatically sweep unplaced shares from an OMS to multiple ITG liquidity sources, including the POSIT suite. ITG Channel allows the user to set sweep criteria, controlling which unplaced shares are available for sweeping. The user may then review and adjust uncommitted entries in ITG Channel prior to sending them to an ITG destination. As trades are executed, the positions in the user's trade blotter are updated in real time. ITG Channel also issues reminders of upcoming POSIT Match crosses. ITG does not derive royalties from the sale or licensing of the ITG Channel software. ITG receives commissions and transaction fees for trades electronically routed and executed on one of the many destinations available from the application.

Trading Services

        ITG offers clients a full range of portfolio, single-stock, international and hedge fund trading services as part of its consultative approach. ITG's specialists help customers gain access to the unique liquidity of POSIT, as well as major global markets, ECNs, brokers and third party Alternative Trading Systems ("ATSs"). When a client trade is sent to ITG's desk, it is evaluated through pre-trade analysis to determine aggregate portfolio characteristics, estimate market impact, and to quantify risk. The group implements a number of sophisticated trading strategies using Triton and ITG Algorithms, and then uses Triton to route orders to multiple market destinations, including primary exchanges, regional exchanges, ATSs, ECNs and market makers. After a portfolio execution is complete, clients are provided with comprehensive reports analyzing execution results utilizing ITG's post-trade tools.

        ITG also offers specialized services to hedge funds to help them consolidate trading relationships, streamline their workload, improve efficiency and reduce operational challenges. In addition, ITG understands the legal and regulatory issues facing hedge funds, and can structure and monitor directed brokerage activities and commission arrangements under Section 28(e) of the Securities Exchange Act of 1934.

Order Management

  Macgregor XIP

        Macgregor XIP is a broker-neutral, multi-asset OMS that combines portfolio management, compliance, trading and post-trade applications with a fully integrated and supported financial services IP network. Macgregor XIP enables buy-side firms to execute their investment decisions with speed, control and efficiency. It optimizes the execution process from initial portfolio decision to final settlement by connecting all internal and external parties. Macgregor XIP includes access to numerous brokers, ECNs, algorithmic trading solutions, direct market access providers and post-trade service bureaus.

        Revenues are generated through license fees which are based on the number of users for portfolio management and trading capabilities. Fees for use of ITG Compliance, ITG Trade Ops and ITG Net services are additional. Revenues can also be generated through commissions and transaction fees charged to clients for each trade electronically routed to ITG and fees charged to third party brokers and ATSs to which certain trades are routed from the application.

  ITG Triton X

        ITG Triton X is ITG's multi-year initiative to innovate and evolve the concept of enterprise investment management platforms. By combining proven execution management capabilities, market-leading pre- and post-trade analytics, a global routing network, extensive intellectual capital, a history of innovative technology, and true neutrality across brokers, liquidity destinations and vendors, ITG Triton X will offer investment management firms true flexibility for the way they do business. ITG Triton X will bring together all of the pieces of the EMS and the OMS in a cohesive fashion that goes beyond traditional capabilities to deliver a unified platform designed to optimize the trading experience.

        ITG Triton X version 1.0 is currently available and provides integration between ITG's existing Triton and Macgregor XIP applications. Future releases will introduce integrated execution and order management functionality on ITG's next generation technology platform for a unified equity trading experience. The offering will evolve into a comprehensive multi-asset system complete with portfolio management capabilities.

Connectivity

  ITG Net

        In 2007, ITG merged the former Macgregor Financial Network ("MFN") with ITG's internal routing network, formerly RouteNet, into one as ITG Net. ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy-side and sell-side clients. In addition to facilitating the communication of FIX-based indications of interest ("IOIs"), orders, executions and allocations, ITG Net provides connectivity to over 380 brokers and access to many third party algorithmic trading tools, direct market access solutions and ATSs. ITG Net is a broker-neutral, platform-neutral service available to users of any trading application with a FIX engine. Revenues are generated through fixed price connectivity fees and commission-based fees on a segment of the trades electronically routed through the network.

Algorithmic Trading

  ITG Algorithms

        ITG's full suite of automated strategies offer portfolio managers and traders a streamlined way to trade orders more quickly, comprehensively and cost-efficiently. The algorithms tap into liquidity, while remaining anonymous, thereby lowering market impact costs and improving overall performance. ITG

Dark Algorithms can access hidden liquidity. ITG Algorithms also integrate with ITG pre-trade analysis and post-trade evaluation tools to create a feedback mechanism for greater execution consistency. ITG Algorithms can be customized so that they easily fit into the user's workflow and current processes.

        All ITG Algorithms are accessed electronically by clients via Macgregor XIP, Triton, Radical, direct connections, ITG's Trading Desk Services and certain third party trading platforms. Each ITG Algorithm is an automated trading strategy with a particular trading style. By using these algorithms, traders can focus their attention on a subset of their orders, letting the ITG Algorithms trade the rest of the orders on the list.

        ITG Algorithms help users pursue best execution through the following suites:

        ITG Dark Algorithms—Seek hidden liquidity among all visible, hidden, reserve and discretionary quantities.

  •
  ATS—Splits orders among ATS destinations, including POSIT Match, POSIT Now and other ATSs.

  •
  Opportunistic—Uses immediate or cancel orders to search for hidden liquidity in ECNs and to take liquidity when spreads, prices and liquidity are attractive.

  •
  Float—Uses a passive algorithm to earn the spread in the open market resulting in higher fill rates than ATS or Opportunistic.

ITG Single Stock Algorithms—Seamlessly accesses ATS liquidity while simultaneously using scheduled or opportunistic strategies

  •
  Active—Provides liquidity to the markets and opportunistically accesses liquidity while maximizing ATS usage.

  •
  Volume Participation—Participates at a specified percentage of printed volume.

  •
  Time-Weighted Average Price ("TWAP")—Executes orders over a requested time horizon, spreading trades along a linear volume distribution.

  •
  Volume-Weighted Average Price ("VWAP")—Executes orders over specified time horizon, spreading trades along a historical volume distribution.

  •
  Market Order Close ("MOC") Algorithm—Estimates price movement and controls market impact into the close.

  •
  Best Market Algorithm—Automatically finds the best price in North America for orders in inter-listed securities. Designed for the trading of Canadian-US interlisted securities.

  •
  Foreign Exchange ("FX") Server—This algorithm provides U.S. dollar trading of Canadian securities and Canadian dollar trading of U.S. securities. It works seamlessly and eliminates the inefficiencies of time consuming FX-conversion. It is available in the U.S. and Canada.

ITG List-Based Algorithms—Manages dollar or sector imbalance, total trading risk or tracking error using automated portfolio trading with integrated ATS access.

  •
  Dynamic Implementation Shortfall—Minimizes implementation shortfall over time and controls dollar and sector imbalances, liquidity exposure and risk levels, while accessing ATS liquidity for trade lists from transitions, portfolio rebalances and cash flows.

  •
  Dark List—Uses proven statistical model to slice orders to ATSs while keeping the list sector and dollar neutral.

        As part of the ITG Algorithm suite, ITG Routers offer an alternative to routing trades that can help capture blocks of liquidity with a combination of speed and confidentiality. Block Routers continuously scan markets for liquidity with an emphasis on capturing the quote without posting the trade. Smart Routers use a proprietary algorithm to quickly and directly exhaust all available quantities at the best available price level in all destinations before moving on to the next level.

POSIT Crossing

  POSIT

        ITG's POSIT suite of crossing destinations, including POSIT Match, POSIT Now, POSIT Alert and BLOCKalert, give buyers and sellers opportunities to match equity orders with complete confidentiality, no market impact and the cost savings of midpoint pricing. POSIT offers unique value for traders with active, quantitative, and passive trading styles. POSIT provides access to rich, diverse liquidity, is useful for all trading styles and is especially valuable for trading large blocks and small, illiquid names. All POSIT products cross at the midpoint of the National Best Bid or Offer ("NBBO").

  POSIT Match

        POSIT Match is an ATS and operates under Regulation ATS. It was introduced in 1987 in the U.S. as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to serve the active trading and broker-dealer communities including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds. POSIT Match is also available in Europe and the Asia Pacific region.

        With scheduled matches throughout the trading day and after-hours crossing, POSIT Match offers concentrated liquidity across a broad range of securities, including small, medium and large cap stocks. POSIT Match anonymously compares buy and sell orders and crosses them, with no market impact, resulting in improved execution prices. The after-hours crosses run after the close of the intraday trading session and all trades are priced at the day's closing price. Immediately after each match, clients receive electronic reports showing match results for their orders.

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

        Orders may be submitted to POSIT Match directly via ITG execution management systems or other computer-to-computer links, or indirectly through POSIT Now, ITG Algorithms or ITG trading personnel. ITG works in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT Match from trading products distributed by certain third-party trading systems.

        Clients can also access POSIT Match through ITG's brokerage subsidiary, AlterNet. AlterNet enables clients to execute trades in POSIT Match on a net basis, with the commission payable to ITG for the POSIT Match trade included in the price at which the client executes their POSIT Match trade. This feature is particularly attractive to our broker-dealer customers and AlterNet was created in response to broker-dealers' desires to facilitate net pricing in POSIT Match.

  POSIT Now

        POSIT Now is an ATS, operating under Regulation ATS, that offers continuous intraday crossing with complete anonymity. POSIT Now's liquidity sources include an ongoing flow of market bound orders from ITG's trading systems and services, orders from other liquidity suppliers and participation in POSIT Match's intraday crosses. It also attracts liquidity that is not currently available in the market through BLOCKalert and POSIT Alert. Traders can expose single stocks or list orders to POSIT Now's continuous trading opportunities over a user-specified time horizon.

        POSIT Now is also available through AlterNet. This allows brokers to participate in POSIT Now and have seamless access to POSIT Match, while receiving the net pricing they require in both trade execution venues.

        In 2007, as part of its continuous crossing suite, ITG launched POSIT VWAP. POSIT VWAP is a continuous volume weighted average price cross which will allow buyers and sellers to pair off anonymously at the day's closing VWAP price before the market open. The cross minimizes market impact and guarantees the VWAP price on all paired orders. The VWAP cross runs continuously between 8:00 AM Eastern Standard Time and 9:27 AM Eastern Standard Time.

  BLOCKalert/POSIT Alert

        BLOCKalert was initially launched as POSIT Alert in the U.S. in 2005. In 2006, ITG formed a joint venture with Merrill Lynch for this block order crossing service in the U.S., BLOCKalert. In March 2007, BLOCKalert became a registered broker-dealer with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority. Separately, POSIT Alert was launched in Australia in 2007 and in Europe in 2008 and continues to be operated solely by ITG outside of the U.S. BLOCKalert in the U.S. and POSIT Alert outside the U.S., each powered by POSIT, leverages crossing opportunities in the trade systems of participating clients and has the ability to tap into trading opportunities before they enter the market. Each provides the convenience of negotiated crossing systems, along with broader liquidity and no information leakage.

        BLOCKalert and POSIT Alert scan uncommitted positions on client trading systems. When a crossing opportunity is detected, users of systems like Triton and ITG Channel are notified that an opportunity exists. If they elect to participate, their order is sent to POSIT Now for execution at the midpoint of the NBBO. BLOCKalert and POSIT Alert offer a way to tap into a vast reserve of hidden liquidity with no information leakage.

Post-Trade

Measurement & Analytics

  ITG TCA

        ITG TCA (Transaction Cost Analysis) identifies, measures and analyzes trading costs and delivers daily results, thereby offering a window into the entire investment process and helping clients address best execution practices. ITG TCA assesses trading performance and implicit costs under various market conditions, so users can adjust trading strategies, reduce trading costs and boost fund performance. ITG TCA allows users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Over 30 benchmarks are available as part of the core product, including the VWAP, closing price, pre-trade midquote and last trade, as well as a number of standard reports. In addition, clients can work with ITG's consultants to customize analysis to their investment process, generate feedback, assess trading tactics and reduce slippage.

        In addition to the core ITG TCA web-based transaction cost tool, ITG TCA users can, for an additional fee, receive ITG's Peer Group Reports and Analysis, custom reports and consulting services.

ITG TCA is available on a stand alone basis, as well as through Macgregor XIP, Triton and certain third party execution and order management systems. ITG TCA reports are available throughout the day from Triton. Transaction cost measurement is critical to controlling trading costs and has become a focus of the U.S. and international trading communities. ITG TCA also helps the investment process adhere to compliance standards. To accomplish this, ITG TCA aids in evaluating trading performance, as well as broker selection and oversight. It helps users identify and monitor implicit costs of trading, along with spread and price impact, through ITG's agency cost estimator model. Users can analyze relative trading performance against an extensive database of trades and a wide variety of reference prices.

  ITG Fair Value

        ITG Fair Value is a service that helps mutual fund managers meet obligations to investors and regulators to fairly price their funds, and reduce the occurrence and costs of market timing. Over 70 money managers and fund administrators, covering approximately 600 mutual funds, use ITG Fair Value. ITG Fair Value provides adjustment coefficients for more than 49,000 securities across more than 50 markets globally. ITG Fair Value was developed to help our clients meet regulatory requirements and achieve greater control over volatile pricing and helps clients improve the ongoing fair value process. Covering all major global equity markets, ITG Fair Value supplies a monitoring report for each country, with information on universe coverage and historic performance. The information is updated daily and made available for client download shortly after the market closes.

  Plexus Plan Sponsor Group Services

        ITG's Plexus Plan Sponsor Group offers plan sponsors, mutual funds, insurance companies and fund-of-fund managers an objective way to examine the trading process, from stock selection through implementation. By using a client's complete trade data set, the Plexus Sponsor Monitor and Fund Monitor services create an assessment of a manager's transaction costs. Quarterly or annual reports, supplemented by an on-line drill-down application, detail each manager's total execution costs, broker usage, relative trade performance and execution quality.

        Plexus Plan Sponsor Group also offers pre- and post-transition analytics, transition consulting and fiduciary support, providing a trusted, independent relationship to assist plan sponsors in meeting their fiduciary obligations. Directed brokerage, commission recapture and soft dollar reviews are additional services that assist clients in monitoring compliance and evaluating programs and policies. Plexus Plan Sponsor Group is a registered investment advisor.

Post-Trade Processing

  ITG Trade Ops

        ITG Trade Ops is a consolidated, outsourced service for global trade matching and settlement notification that is automated, integrated, scalable and exceptions-oriented. With plug-and-play connectivity to the industry's post-trade utilities, as well as support for multiple, flexible settlement communications methods and a real-time process monitor, ITG Trade Ops can significantly increase the efficiency of a back-office.

        ITG Trade Ops helps investment managers reduce the time they spend checking trades and managing complex utility systems and interfaces so they can put more focus on growing their business. ITG Trade Ops is currently available on a standalone basis and will be an integrated component of ITG Triton X. Revenues are generated from licensing and message-based fees.

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago and Los Angeles offices in the U.S., ITG has an additional North American office in Toronto, Canada. In Europe, ITG has offices in London and Dublin, and supports European business through a development office in Tel Aviv. In the Asia Pacific region, ITG has a presence in Sydney, Melbourne, Hong Kong and Tokyo. Local representation in regional markets provides an important competitive advantage for ITG.

  Canadian Operations

        ITG Canada was founded in 2000 and functions as an institutional broker-dealer focusing on Canadian equities. ITG Canada is a leading provider of best execution tools and expertise throughout the investment cycle from portfolio creation, pre-trade cost and risk estimation, to trade execution, and post-trade analysis. In Canada, ITG provides agency/portfolio trading services, ITG Algorithms, Triton and ITG Channel, ITG Opt, ITG Logic, ITG Fair Value, risk modeling, ITG TCA and AX, a spread-based trading application. ITG Canada also operates an interlisted securities arbitrage trading desk. ITG Canada customers include asset/investment managers, broker-dealers and hedge funds. Connectivity is available through ITG Net.

        ITG Canada launched MATCH Now in July 2007 as a marketplace for Registered Canadian Investment Dealers and their clients to trade Canadian listed equities. MATCH Now combines frequent call matches and continuous execution opportunities within a fully confidential dark book to offer better execution to institutional, proprietary and retail order flow. Orders can match passively or sweep through MATCH Now on route to any public marketplace, with automatic trade price improvement over the Canadian NBBO.

  International Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australian equities. ITG provides institutional investors in Australia with a range of ITG's products and services including: trade execution through POSIT Match, POSIT Alert and ITG Algorithms; execution management through Triton, portfolio attribution through market data and customized benchmarking; and pre-and post trade analysis through ITG Opt, ITG TCA and ITG Logic.

  Europe

        Established in 1998, ITG Europe was founded to provide institutional investors in European equities with a complete set of tools and services to improve investment transaction costs, risk management, access to liquidity and optimization of portfolio construction. ITG Europe operates POSIT Match, POSIT Now and POSIT Alert, which currently offer the opportunity to trade in Austrian, Belgian, Danish, Dutch, Finnish, French, German, Irish, Italian, Norwegian, Portuguese, Spanish, Swedish, Swiss, and UK equities. Other execution systems and services available in Europe include ITG Algorithms, Triton, ITG Channel, Macgregor XIP, ITG Compliance, ITG Trade Ops and ITG's trading desk services. ITG's suite of analytical products and services, with a focus primarily on ITG TCA, Plexus Alpha Capture, ITG Fair Value and ITG Logic, are also available in Europe. Electronic connectivity options include ITG Net, FIX-protocol and other customized solutions.

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's cost-saving technologies across the Asian markets. ITG Hong Kong manages global trading into 10 markets across the region (Hong Kong, Japan, Singapore, Taiwan, Korea, Thailand, Malaysia, the Philippines, Indonesia and China). Execution services are provided via an experienced trading services team and also through ITG Algorithms and Triton. POSIT Match is run for Hong Kong and offshore Japan trades. Pre- and post-trade analysis tools, including ITG TCA and ITG Logic are also available for trade-cost measurement across all Asian markets.

  Japan

        In early 2005, ITG Japan, a Bermuda-registered company, established a branch office in Tokyo. Following the issuance of a dealer's license from the Japanese Financial Services Agency ("FSA"), ITG initiated limited trading operations in September 2005. ITG executes offshore Japanese trades via its Hong Kong office. Domestic Japanese trades were not being undertaken in 2007, pending the development of an integrated trading solution for the onshore Japanese market.

Regulation

        Certain of our U.S. and non-U.S. subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations ("SROs"), principally the Financial Industry Regulatory Authority ("FINRA") (f/k/a National Association of Securities Dealers, Inc., the New York Stock Exchange and other national securities exchanges). In addition to Federal and SRO oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non-U.S. subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business, as further discussed below. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker-dealer subsidiaries in accordance with the rules they have adopted and amended from time to time.

        ITG's principal regulated subsidiaries and BLOCKalert, a 50% owned joint venture, are discussed below. The principal self-regulator of all our U.S. broker-dealers and our joint venture is FINRA.

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, National Futures Association ("NFA"), NYSE Arca, Inc., ("ARCA") (f/k/a) Pacific Stock Exchange, International Stock Exchange ("ISE"), CBOE Stock Exchange Inc. ("CBSX"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

  •
  ITG Derivatives (f/k/a) RedSky Financial, LLC is a U.S. broker-dealer registered with the SEC, CFTC, NFA, FINRA, ISE, ARCA and 20 states.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA and 12 states.

  •
  BLOCKalert is a U.S. broker-dealer registered with the SEC, FINRA and New York State.

  •
  Blackwatch Brokerage, Inc. ("Blackwatch") is a U.S. broker-dealer registered with the SEC, FINRA and five states.

  •
  Plexus Plan Sponsor Group, Inc. is registered with the SEC as an investment adviser.

  •
  ITG Canada refers to ITG Canada Corp. ITG Canada is a Canadian broker-dealer registered as an investment dealer with the Investment Dealers' Association ("IDA"), the OSC and five other

    Provincial securities authorities (Alberta Securities Commission, British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, and Saskatchewan Financial Services Commission). ITG Canada is a member of the Toronto Stock Exchange ("TSX"), TSX Venture Exchange, Pure Trading and the Canadian Trading and Quotation System Inc. ("CNQ").

  •
  ITG Australia, an Australian broker-dealer, is a participating organization of the Australian Securities Exchange Limited ("ASX") and a holder of an Australian Financial Services License issued by the Australian Securities and Investment Commission. ITG Australia's principal regulators are the ASX and the Australian Securities & Investments Commission.

  •
  ITG Europe refers to Investment Technology Group Limited ("ITGL") and/or its wholly owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized by the Irish Financial Services Regulatory Authority ("IFSRA") under the European Communities (Markets in Financial Instruments) Regulations 2007. ITGL is a member of the London Stock Exchange ("LSE"), Deutsche Boerse and Euronext and operates POSIT crossing systems in Europe as MiFID compliant multilateral trading facilities. ITGEL's London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom.

  •
  ITG Hong Kong refers to ITG Hong Kong Limited and/or its affiliates ITG Securities (Asia) Limited ("ITG Asia") and Hoenig (Far East) Limited ("HFE"). ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a dealer's license issued by the Securities and Futures Commission of Hong Kong ("SFC"), with the SFC acting as its principal regulator.

  •
  ITG Japan, refers to ITG Japan Ltd., an institutional broker-dealer operation in Japan. ITG Japan is regulated by the Financial Services Agency of Japan.

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

        ITG Inc., AlterNet, Blackwatch and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada is required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD$1 million per customer. Investment Technology Group Limited and Investment Technology Group Europe Limited are regulated by the Irish Financial Services Authority and are required to be members of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated default by an investment firm. As ITG Europe does not have any retail investors, we pay only the minimum mandatory membership fee that applies to all firms regardless of whether they have retail investors. ITG Hong Kong Limited is regulated by the Hong Kong Securities and Futures Commission ("SFC"). The SFC operates the Investor Compensation Fund ("ICF") which provides compensation to retail investors. The source of the funds for the ICF is an Investor Compensation Levy on exchange-

traded product transactions which is payable by buyers and sellers of securities. As ITG Hong Kong does not have any retail investors, it is not required by law to contribute to the ICF or to hold any insurance coverage for its clients. ITG Australia Limited is regulated by the Australian Securities & Investments Commission ("ASIC").

Regulation ATS

        From the formation of the POSIT Joint Venture until the adoption of Regulation ATS, POSIT operated under a "no-action" letter from the SEC staff which indicated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, POSIT is not registered with the SEC as an exchange.

Net Capital Requirement

        ITG Inc., AlterNet, Blackwatch and ITG Derivatives are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital.

        ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and ITG Derivatives and $5,000 for Blackwatch, or 6 2/3% of aggregate indebtedness.

        As of May 1, 2007, ITG Inc. migrated from a fully disclosed introducing broker-dealer to a self-clearing broker-dealer and its minimum net capital requirement as defined under Rule 15c3-1 increased to $1.0 million from $250,000.

        For further information on our net capital position, see Note 18, "Net Capital Requirement", to the consolidated financial statements.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our consolidated statements of income, we expensed research and development costs amounting to $34.3 million, $29.9 million and $26.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Employees

        As of December 31, 2007, we employed 1,218 personnel globally, of which our U.S. Operations, our Canadian Operations and our International Operations employed 919, 67 and 232 personnel, respectively.

Availability of Public Reports

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://investor.itg.com. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY 10017, Attn: Investor Relations.

Item 1A.    Risk Factors

Certain Factors That May Affect Our Results of Operations

        While our management's long-term expectations are optimistic, we face risks or uncertainties that may affect our results of operations. The following conditions, among others, should be considered in evaluating our business and growth outlook.

Decreases in Trading Volumes, Securities Prices and Commission Rates

        Declines in the volume of securities trading, market liquidity or commission rates generally result in lower revenues from our commission generating products. In addition, our trading commissions outside the U.S. and Canada are based on the value of transactions (rather than volume based), which would be adversely affected by securities' price declines. Our profitability would be adversely affected by a decline in trading revenues because a significant portion of our costs are fixed. For these reasons, decreases in trading volume or securities prices could have a material adverse effect on our operating results. Over the last year, the institutional equities market in the U.S. has also experienced continued pricing pressure on commission revenues. We anticipate a continuation of the weak commission pricing environment in the immediate future.

Financial Market Conditions and General Economic and Political Conditions

        The demand for our securities brokerage and related services is directly affected by factors such as economic and political conditions that may lead to decreased trading activity and prices in the securities markets generally. The future economic environment may be subject to periodic economic downturns, due to recessions, natural disasters, pandemics, geopolitical unrest, war, acts of terrorism or a combination of these or other factors in regions where we do business or otherwise, which could result in reduced trading volumes and prices and materially harm our business, financial condition and operating results. Our business is materially affected by conditions in both domestic and foreign financial markets.

Regulation

  General

        The securities markets and the brokerage industry in which we operate are subject to extensive, evolving regulation in the U.S. and other jurisdictions in which we conduct business. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. In our case, the impact of regulation extends beyond "traditional" areas of securities regulation, such as disclosure and prohibitions on fraud and manipulation by market participants, to the regulation of the structure of markets.

        In the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. We cannot predict the extent to which any future regulatory changes can affect our business.

  Regulation ATS

        Before Regulation ATS went into effect on April 21, 1999, we operated POSIT pursuant to a "no-action" letter from the SEC staff which stated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating POSIT Match and POSIT Now as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT Match nor POSIT Now is registered with the SEC as an exchange. There can be no assurance that the SEC will not in the future seek to impose more stringent regulatory requirements on the operation of ATSs such as POSIT Match and POSIT Now. There can be no assurance that Congress will not enact additional legislation applicable to alternative trading systems. In addition, certain of the securities exchanges have actively sought to have more stringent regulatory requirements imposed upon ATSs. Similarly, our non-U.S. POSIT systems are subject to various regulations in the jurisdictions in which they operate, changes to which can have a negative impact on each POSIT system's ability to operate.

  MiFID

        Prior to November 1, 2007, ITG operated POSIT as part of its broker operations in accordance with Standards for Alternative Trading Systems issued by the Committee of European Securities Regulators as adopted by the Irish Financial Regulator. On November 1, 2007, the Markets in Financial Instruments Directive ("MiFID") came into effect in Ireland, the United Kingdom and a number of other European Union member states. POSIT is now authorized by the Irish Financial Regulator as a multilateral trading facility pursuant to MiFID.

        In addition, ITG's brokerage operations in Europe must now be conducted in accordance with MiFID, which introduces new or amended rules in relation to trade reporting, transaction reporting, order execution, order handling, record keeping, client classification, client communication, conflict of interest management, use of dealing commission, inducements, outsourcing, risk management and marketing. The Committee of European Securities Regulators may continue to increase MiFID's scope and coverage. Failure to comply with MiFID and any amendments thereto can result in regulatory penalties and the loss of clients, which could have a material adverse effect on our performance.

  Net Capital Requirement

        Each of our broker-dealer subsidiaries is subject to regulatory capital requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by U.S. or international regulatory bodies, and ultimately could require its liquidation. Historically, all regulatory capital needs of our U.S. and International broker-dealers have been provided by cash from operations. While we believe that cash flows from operations will continue to provide our broker-dealers with sufficient regulatory capital, we have a $25 million credit facility which can be accessed to supplement our existing regulatory capital, as needed.

  Soft Dollars

        Increased scrutiny placed upon soft dollar practices in light of the recent SEC and UK Financial Services Authority attention to this area, may cause certain clients to further restrict their use of soft dollars, which could, in the aggregate, materially impact our business.

        In the U.S., the provision of research to investment managers in consideration of commissions is conducted in conjunction with the investment manager's reliance upon the safe harbor provided under Section 28(e) of the Exchange Act. The safe harbor protections of Section 28(e) apply equally to the provision of independent third-party research, as well as proprietary research.

        The SEC from time to time has been urged by our competitors and others to seek Congressional reconsideration of Section 28(e) or alter its scope, including modifying the nature of Section 28(e) from a safe harbor to a mandatory regime for the use of soft dollars applicable to all investment advisors (including those not registered with the SEC). On July 24, 2006, the SEC issued an interpretive release modifying the scope of brokerage and research services and client commission arrangements under Section 28(e) (the "SEC Interpretive Release"), which became effective on January 24, 2007.

        In the UK, the use of soft dollars (known as "soft commissions") has been restricted via regulations and guidance issued by the national financial regulator, the Financial Services Authority ("UK FSA Regulations"). The UK FSA Regulations, effective as of January 1, 2006, restrict investment managers' use of directing commissions to the purchase of execution and research services, and further limit the type of services that may be the subject of a soft dollar arrangement. Further, investment managers in the UK, like managers in the U.S., must now give customers periodic disclosures setting out how commissions have been spent, and what services have been obtained.

        From time to time, other regulatory or governmental entities, as well as industry groups, have issued statements, reports and best practices regarding soft dollars. Any regulatory changes or industry best practices that narrow the definition of research or services provided in Section 28(e) and UK FSA Regulations, respectively, limit the scope, or modify the nature, of the Section 28(e) safe harbor, further restrict investment managers' use of directing commissions to the purchase of services under UK FSA Regulations or impose onerous record-keeping, reporting or other obligations regarding soft dollar and directed brokerage arrangements could have a material adverse effect on our operations.

Competition

        The financial services industry generally, and the securities brokerage business in which we engage in particular, is extremely competitive, and we expect it to remain so. The automated trade execution and analysis services offered by us compete with services provided by leading brokerage firms, transaction processing firms, providers of electronic trading and trade order management systems, and financial information services. Our extensive suite of products does not directly compete with a particular firm, however, each of our products competes with various firms. On the pre- and post-trade side, our products compete with several broker dealer-affiliated and independent companies. On the execution side, our POSIT suite competes with various national and regional securities exchanges and execution facilities, ATSs and ECNs for trade execution services. There has been a recent proliferation of ATSs in the U.S. market. These include traditional ATSs, as well as sell side consortiums and exchange-sponsored crossing systems. In addition, the number of direct market access and algorithmic trading products that compete with our suite of products offered as ITG Algorithms, continues to increase. Lastly, our front-end trading systems, XIP, Triton, Radical and ITG Matrix compete with an array of order and execution management vendors, most of which are not affiliated with broker-dealers, which may be a factor for customers when choosing order and execution management systems. Many of our competitors have substantially greater financial, technical, marketing and other resources which, among other things, enable them to compete with the services we provide on the basis of price, and a willingness to commit their firms' capital to service a client's trading needs on a principal, rather than on an agency, basis. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Outside the U.S., some of our competitors have long-standing, well-established relationships with their clients, and also hold dominant positions in their trading markets. We believe that our services compete on the basis of access to liquidity, transaction cost and market impact cost reduction, timeliness of execution and probability of trade completion. Although we believe that our products and services have established certain competitive advantages, our ability to maintain these advantages will require continued enhancements to our products, investment in the development of our services, additional marketing activities and customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our market position.

Clearance and Settlement Risk

        In May 2007, our U.S. brokerage operations became a self-clearing broker-dealer. As a clearing member firm in the U.S., Hong Kong and Australia, we have to finance our clients' unsettled positions from time to time and we could be held responsible for the defaults of our clients. Although we regularly review credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect ITG.

Credit Risk

        We are exposed to credit risk from third parties that owe us money, securities, or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Substantially all of the clearing and depository operations for our broker-dealer subsidiaries are performed pursuant to clearing agreements with their clearing brokers, who review the credit risk of trading counterparties, as deemed necessary. Volatile securities markets, credit markets and regulatory changes increase our exposure to our customer's credit profiles, which could adversely affect our financial condition and operating results.

Interlisted Arbitrage Trading

        A portion of our Canadian revenues is derived from U.S.- Canada interlisted arbitrage trading in which we act as principal. As a result of this trading, we may incur losses relating to the purchase or sale of interlisted securities for our own account. Although we attempt to close out all of our arbitrage positions immediately, if for any reason we are unable to do so, we bear the risk of market fluctuations and may incur losses due to changes in the prices of such securities.

Rapid Changes in Technology

        Due to the high demand for technology-based services in the securities industry, we are subject to rapid technological change and evolving industry standards. Also, customer demands become greater and more sophisticated as the dissemination of information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies in a timely and cost-effective manner and to adapt to the technological advancements and changing standards, we will be less able to compete effectively, which could have a material adverse effect on our business. Moreover, the development of technology-based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could negatively impact our revenues.

Insufficient System Capacity or System Failures

        Our business relies heavily on the computer and communications systems supporting our operations. Moreover, our corporate headquarters and largest concentration of employees and technology is in the New York metropolitan area. If a business system disruption were to occur, especially in New York, or we were unable to execute our contingency plans, it could have a material effect on our business. Peak trading times and times of unusual market volatility could cause our systems to operate slowly or even fail for periods of time, as could general power or telecommunications failures, natural disasters or other business disruptions, despite the contingency plans we have in place. Moreover, we have varying levels of contingency plan coverage among our non-U.S. subsidiaries. The presence of computer viruses can also cause failure of our systems. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions across a larger client base and more geographical locations. If any of our systems do not operate properly or are disabled, we could incur financial loss, liability to clients, regulatory intervention or reputational damage. System failure or degradation could lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us.

Investment in Infrastructure and Research

        In connection with our research and product development activities, as well as capital expenditures to improve other aspects of our business, we incur substantial expenses that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital, operating and research expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event of a material reduction in trading volumes and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. In the event that such predicted growth in transaction volumes does not occur or we are not able to successfully implement and monetize our capital and research projects, including by failing to accurately forecast the demand for new products, the expenses related to such investments could cause reduced profitability or losses.

Dependence on Major Customers

        Our customers may discontinue use of our trading services at any time. The loss of any significant customers could have a material adverse effect on our results of operations.

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2007	2006	2005
Largest customer	6.1%	3.2%	6.6%
Second largest customer	3.6%	2.0%	2.7%
Third largest customer	2.3%	1.9%	2.6%
Ten largest customers	24.5%	16.9%	25.2%

Employee Misconduct or Errors

        Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Such misconduct could result in losses, litigation or other material adverse effects on the Company.

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

Dependence on Third Party Suppliers for Key Services

        We depend on a number of third parties to supply elements of our trading systems, computers, market data, communication infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these providers will be able to continue to provide these services in an efficient and cost-effective manner or that they will be able to meet our expanding needs. If our suppliers fail to meet their obligations and we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to meet our obligations to our customers and our business, financial condition and operating results could be materially harmed.

Dependence on Proprietary Intellectual Property

        Our success is dependent, in part, upon our proprietary intellectual property. We generally rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods, products and services. We cannot assure that any of the rights granted under any patent, copyright or trademark that we may obtain will protect our competitive advantages. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S.

        There can be no assurance that we will be able to ensure our proprietary intellectual property from improper disclosure or that others will not develop technologies that are similar or superior to our technology. Violations of our intellectual property by third parties could have an adverse effect on our competitiveness,

Risks of Infringement

        In the past several years, there has been a proliferation of patents applicable to the computer and financial services industries. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until issuance of a patent. In light of these factors, it is not always possible to determine in advance whether any of our products or services may infringe the present or future patent rights of others. We believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a state-of-the-art technological system. It is likely that from time to time, we will receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend a joint venture partner, customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time, result in costly litigation or cause delays, all of which could have a material adverse effect on us. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement on terms that could have a material impact on our profitability.

Acquisitions and Strategic Relationships

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of Macgregor, Plexus and RedSky, as well as various strategic relationships. We intend to continue to pursue strategic acquisitions and strategic relationships. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, difficulties in integrating acquired products and services, operations and personnel, potential assumption of unknown material liabilities of acquired companies and potential loss of clients or key employees of acquired companies. Strategic relationships may be important to our business prospects and we may not be able to successfully develop or maintain such relationships. If we are unable to successfully complete acquisitions and integrate the acquired businesses, suffer a material loss due to an acquired business or fail to develop or maintain strategic relationships, it may have a material effect on our operating results.

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

        We maintain a research, development, sales and technical support services facility in Culver City, California where we occupy approximately 78,000 square feet of office space. Approximately 24,000 square feet of office space is located at 600 Corporate Pointe. An additional 54,000 square feet of office space is located at 400 Corporate Pointe. Both leases expire in December 2016.

        We have regional offices in Boston, Massachusetts where we occupy approximately 58,800 square feet of office space pursuant to two leases expiring in April 2010 and May 2011, respectively.

        We have an additional regional office in Chicago, Illinois where we occupy approximately 10,300 square feet. The lease expires in October 2012.

        We maintain an office in Rye Brook, New York where we occupy nearly 20,600 square feet of office space. The lease agreement expires in December 2010.

        We have a research facility in Madrid, Spain, where we occupy nearly 4,100 square feet of office space. We lease the space pursuant to a five-year lease agreement that expires in May 2009. This research facility serves our U.S Operations.

Canadian Operations

        ITG Canada has offices in Toronto where we occupy approximately 15,100 square feet of office space pursuant to a lease expiring in December 2016. In addition, pursuant an amendment to our master lease agreement, commencing in December 2008, ITG Canada will be expanding its office space in Toronto by approximately 4,500 square feet.

International Operations

        ITG Europe has offices in Dublin, Ireland and London, England where we occupy approximately 4,000 and 7,000 square feet of office space, respectively. We lease the Dublin space pursuant to a lease agreement that expires in July 2018, and we lease the London space pursuant to a lease that expires in September 2013.

        ITG Australia has trading facilities in Melbourne and Sydney, where we occupy approximately 7,300 and 4,200 square feet of office space, respectively. We lease the Sydney space pursuant to a lease agreement that expires in February 2010 and are currently leasing the Melbourne space on a month to month basis while we finalize the terms of a lease extension for a lease that expired in November 2007.

        Our Hong Kong operations occupy approximately 7,200 square feet of office space in Hong Kong pursuant to a lease that expires September 2009.

        ITG Japan occupies approximately 3,100 square feet of office space. The lease agreement expires in March 2009.

        We have a research facility in Herzelya Pituach, Israel where we occupy approximately 13,500 square feet of office space. We lease the Israel space pursuant to a one-year lease agreement that expires in December 2008.

Item 3.    Legal Proceedings

        On November 21, 2006, Liquidnet, Inc. ("Liquidnet") filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. (collectively, "ITG") infringe one or more claims of U.S. Patent No. 7,136,834 (the "'834 Patent") through its "Channel ITG" and the "Macgregor XIP" products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet did not own the '834 Patent (the patent was owned by Liquidnet's corporate parent Liquidnet Holdings, Inc.), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. sued Liquidnet Holdings, Inc. in the United States District Court for the Southern District of New York seeking a declaratory judgment that the '834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet Holdings Inc. filed its answer, affirmative defense and counterclaims, alleging infringement of the '834 Patent. ITG's declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG's motion was granted.

        It is our position that ITG is not infringing any valid patent claim of the '834 Patent and that Liquidnet's claims are without merit. We plan to vigorously pursue our declaratory judgment action and claim for tortious interference. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance that this lawsuit will be resolved favorably to us or that the lawsuit will not have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

        Our common stock trades on the NYSE under the symbol "ITG".

        The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the NYSE.

	High	Low
2006:
First Quarter	51.20	34.97
Second Quarter	58.01	44.11
Third Quarter	52.59	42.91
Fourth Quarter	50.02	36.91
2007:
First Quarter	47.86	37.83
Second Quarter	44.02	36.74
Third Quarter	45.30	36.58
Fourth Quarter	48.51	39.44

        On February 15, 2008, the closing sales price per share for our common stock as reported on the NYSE was $46.26. On February 15, 2008, we believe that our common stock was held by approximately 19,076 stockholders of record or through nominees in street name accounts with brokers.

        On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which had no expiration date, was publicly announced as part of our 2004 Annual Report on Form 10-K filed on March 15, 2005. The July 22, 2004 authorization was reaffirmed by our Board of Directors on August 6, 2007.

        During 2007, we repurchased approximately 1.3 million shares of our common stock at a cost of approximately $50.3 million, which was funded from our available cash resources. These shares were purchased under the above authorization whereby our Board of Directors authorized management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions.

        The following table sets forth our share repurchase activity during 2007, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2007
To: July 31, 2007	—	—	—	2,000,000
From: August 1, 2007
To: August 31, 2007	669,510	38.34	669,510	1,330,490
From: September 1, 2007
To: September 30, 2007	93,800	41.11	93,800	1,236,690
From: October 1, 2007
To: October 31, 2007	4,563	41.90	4,563	1,232,127
From: November 1, 2007
To: November 30, 2007	285,700	40.37	285,700	946,427
From: December 1, 2007
To: December 31, 2007	199,022	45.61	199,022	747,405

Total	1,252,595	$40.18	1,252,595

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2007.

Item 6.    Selected Financial Data

        The selected consolidated statements of income data and the consolidated statements of financial condition data presented below as of and for each of the years in the five-year period ended December 31, 2007, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Income Data: ($ in thousands, except per share amounts)
Total revenues	$730,999	$599,484	$408,161	$334,486	$333,992
Total expenses	542,131	437,520	299,065	267,894	264,291

Income before income tax expense	188,868	161,964	109,096	66,592	69,701
Income tax expense	77,761	64,041	41,410	25,609	27,748

Net income	$111,107	$97,923	$67,686	$40,983	$41,953
Basic earnings per share	$2.52	$2.26	$1.61	$0.96	$0.89

Diluted earnings per share	$2.48	$2.21	$1.60	$0.96	$0.89

Basic weighted average number of common shares outstanding (in millions)	44.0	43.4	42.2	42.8	47.0
Diluted weighted average number of common shares outstanding (in millions)	44.8	44.3	42.4	42.8	47.0
Consolidated Statements of Financial Condition Data: ($ in thousands, except per share amounts)
Total assets	$2,100,887	$1,462,312	$1,016,334	$612,458	$649,848
Total stockholders' equity	$704,295	$608,034	$462,306	$370,501	$361,303
Other Selected Financial Data:(1)
Revenues per trading day by U.S. Operations (in thousands)	$2,175	$1,896	$1,255	$1,031	$1,086
Revenues per trading day by Canadian Operations (in thousands)	$296	$219	$135	$113	$90
Revenues per trading day by International Operations (in thousands)	$441	$273	$230	$183	$149
Shares executed per trading day by U.S. Operations (in millions)	$195	$153	$105	$82	$81
Average number of employees	1,131	1,000	673	627	617
Return on average stockholders' equity	16.7%	17.2%	16.6%	11.5%	11.5%
Book value per share	$16.20	$13.88	$10.81	$8.83	$8.08
Tangible book value per share	$5.76	$3.95	$6.39	$6.71	$6.25
Price to earnings ratio using diluted earnings per share	19.2	19.4	22.2	20.9	18.1

(1)
Certain other selected financial data has been determined by methods other than U.S. Generally Accepted Accounting Principles ("GAAP"). Management uses this data in its analysis of the Company's performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of its peers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Overview

        We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations. The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides trading as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as "Asia Pacific"), as well as a research and development facility in Israel.

        Our revenues principally consist of commissions from customers' use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific, and (iii) our commission rates. Commission revenues are generated by orders delivered to us from our order and execution management products, as well as other vendors' products, direct computer-to-computer links to customers through our proprietary and third party networks and phone orders from our customers. In Canada, we also generate revenue from interlisted arbitrage trading where we profit from small price differences by simultaneously purchasing and selling the same equity security in the Canadian and U.S. markets. We also generate recurring revenues, which are largely fee or subscription-based rather than transaction-based, and are therefore significantly less sensitive to fluctuations in the level of trading activity. Our subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management network services, as well as professional services.

        We provide a comprehensive suite of products that span the trading continuum. In 2007, we focused on certain strategic objectives, including product globalization, asset class diversification, the initial phase of ITG Triton X development and expansion of the ITG Net offering.

        Our international strategy gained strategic and financial momentum this year, with International and Canadian Operations (collectively) comprising 25% of revenues in 2007 versus 21% in 2006. In Canada, we focused on selling Triton and added new trading algorithms. In addition, we launched Match Now, an alternative market for continuous Canadian equity securities matching. In Europe, ITG launched POSIT Now, added cross border trading capabilities to Triton and introduced new trading algorithms, while focusing on cross selling analytics and ITG Algorithms with Triton and growing liquidity in the POSIT crossing suite. Lastly, in Asia Pacific, we launched Asia/Pacific Triton and POSIT Alert in Australia.

        We acquired RedSky Financial, LLC (now ITG Derivatives) in July of 2007, to bring enhanced equity options and futures capabilities to our U.S. client base. Its principal product, ITG Matrix will be rolled out to ITG's client base, and options capabilities were added to Radical.

        We moved forward with the development of ITG Triton X, the integration of our Triton and Macgregor XIP systems. We defined our vision for the OMS/EMS convergence, created a dedicated development team, communicated our migration strategy away from Macgregor XIP and began testing a prototype of the first version of ITG Triton X.

        We completed the merger of the Macgregor Financial Network with our RouteNet network to create ITG Net. ITG Net is now sold both as part of the ITG product suite and as a stand alone product.

Clearance and Settlement

        ITG Inc., our primary U.S. broker-dealer, commenced self-clearing operations for equities in May 2007. Clearing operations include the confirmation, receipt, settlement, custody and delivery functions related to securities transactions. ITG Inc. is utilizing SunGard Data Systems' Phase 3 product under a three year agreement to provide clearing, settlement and record keeping services. Prior to its conversion to self-clearing, ITG Inc., as an introducing broker, cleared all of its customer equity transactions through Jefferies and Company, Inc. We believe that our strategy of becoming self-clearing in the U.S. will allow the Company to realize future savings via lower equity clearing and settlement costs.

Acquisition of RedSky Financial, LLC

        On July 31, 2007, we completed the acquisition of RedSky Financial, LLC (now ITG Derivatives). ITG Derivatives specializes in multi-asset class electronic trading with an emphasis on exchange-traded equity derivative products, as well as routing for foreign exchange and fixed income trading. ITG Derivatives' advanced trading platform, now re-branded as ITG Matrix, further diversifies our asset class capabilities. This multi-asset trading platform facilitates high frequency trading for professional and institutional traders. Our plan is to integrate this functionality into our existing execution systems, which will provide our customers with full access to equity options and futures trading in addition to our current equity trading capabilities.

        ITG Matrix also offers direct access to multiple destinations and market data through an Application Programming Interface ("API"), which gives high-frequency traders the lowest possible latency when submitting and processing orders. Our API allows traders using their own proprietary systems to connect directly to the markets via ITG Derivatives' routing infrastructure.

        Our purchase of RedSky may cost up to $38.0 million, including acquisition costs, of which $21.2 million was recorded as the initial purchase price. We paid $15.6 million in cash at closing, including acquisition costs and $5.6 million of contingent payments were recognized and are payable in 2011. Additional contingent payments of $2.5 million and $14.3 million are payable in 2009 and 2011, respectively. A portion of the contingent payments (approximately $9.5 million) would be recognized as expense in the appropriate periods as this portion of the contingent consideration is considered to be compensatory.

        The results of ITG Derivatives' operations have been included in the consolidated financial statements since July 31, 2007.

Other Acquisitions

        The consolidated financial statements include the results of operations of the following businesses from their dates of acquisition (See Note 3, "Acquisitions", to the consolidated financial statements):

  •
  Macgregor—acquired January 3, 2006;

  •
  Plexus—acquired January 3, 2006; and

  •
  POSIT Joint Venture—remaining 50% interest acquired on February 1, 2005

Executive Summary

        In 2007, our consolidated revenues increased 22% to $731.0 million, while our operating expenses grew 24% to $542.1 million as compared to 2006. Our reported net income for 2007 was $111.1 million, or $2.48 per diluted share, as compared to $97.9 million, or $2.21 per diluted share, in 2006. Pre-tax margins were 25.8% in 2007 as compared with 27.0% (or 25.6% excluding the non-operating items noted below) in 2006.

        Our 2007 results do not include any non-operating items while our 2006 results reflect the following non-operating items:

  •
  A gain of $6.9 million and dividend income of $1.0 million related to our ownership of two exchange memberships on the NYSE, hereafter referred to as the "NYSE Transaction" and further described in Results of Operations.

  •
  A gain of $5.4 million related to the sale of our 50% interest in our Canadian joint venture to IRESS Market Technology Limited ("IRESS"), hereafter referred to as "the IRESS Sale" and further described in Results of Operations.

  •
  $1.4 million in management reorganization costs associated with the Asia Pacific region.

        The impact of the 2006 non-operating items was an $11.8 million increase in pre-tax income and a $7.1 million increase in after-tax net income. Reported earnings per share for the year increased by $0.16 as a result of these non-recurring items.

        Our U.S. commission revenue grew $60.4 million, or 15%, as strong volume growth more than offset the impact of price competition for trade executions which continues to exert downward pressure on the revenues earned per share for shares traded in the U.S. equity markets. Overall, 2007 market volumes increased 34% on the NYSE and 7% on NASDAQ, while ITG U.S. daily volumes were up 28%. In 2007, ITG's volume as a percentage of the combined reported NYSE and NASDAQ volumes was 3.51% compared to 3.37% in 2006.

        Market volatility, as measured by the CBOE Volatility Index (VIX), rose significantly in the second half of 2007. In this environment, strong performances from our diverse product suite drove our 15% overall revenue growth in the U.S.

        Canadian commission revenues grew 59%, as shares executed increased 63% to 8.2 billion. There was a notable shift towards our direct market access products and an increase in the use of our algorithmic products. Total Canadian revenues increased $19.3 million, or 35% with pre-tax profitability of $20.5 million increasing 18% from the prior year. The favorable exchange rate impact from a weakened U.S. Dollar added $4.2 million to total revenues and $1.1 million to pre-tax income.

        International Operations revenues for 2007 increased $42.1 million, or 61%, versus 2006 to $110.7 million, reflecting a substantial increase in volume and the market value of executions. The increase included $8.5 million from exchange rate fluctuations primarily as a result of the stronger Pound Sterling (relative to the U.S. Dollar), with a favorable impact on pre-tax earnings of approximately $0.8 million.

        International Operations posted a pre-tax profit of $2.4 million on strong commission revenue growth. This is an increase of $6.0 million over 2006, when we recorded a pre-tax loss of $3.6 million. We see potential for further growth in our International Operations as we expand and globalize our product line.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

U.S. Operations

	Year Ended December 31,
$ in thousands				% Change
	2007	2006	Change
Revenues:
Commission	$451,866	$391,419	$60,447	15
Recurring	78,418	70,398	8,020	11
Other	15,752	14,146	1,606	11

Total revenues	546,036	475,963	70,073	15
Expenses:
Compensation and employee benefits	180,526	162,969	17,557	11
Transaction processing	56,087	48,172	7,915	16
Other expenses	133,027	104,490	28,537	27
Interest expense	10,443	12,220	(1,777)	(15)

Total expenses	380,083	327,851	52,232	16

Income before income tax expense	$165,953	$148,112	$17,841	12

Pre-tax margin	30.4%	31.1%	(0.7)%

        Commission revenues included strong performances from our direct market access and algorithmic products. We benefited from strong growth in average daily share volumes of 28%, which was partially offset by a reduction in average revenue per share, as shown in the Key Indicators table below. There was a marginal increase in total transaction processing costs as a percentage of commissions during 2007, as our newly acquired ITG Derivatives business incurred significantly higher costs per dollar of revenue than our equity executions business, where savings has been achieved through our transition to being a self-clearing broker-dealer in May 2007, as well as the processing of a larger portion of executions through less expensive venues. ITG Derivatives contributed $8.1 million to total revenues.

	Year Ended December 31,
U.S. Operations: Key Indicators				% Change
	2007	2006	Change
Total trading volume (in billions of shares)	49.0	38.4	10.6	28
Trading volume per day (in millions of shares)	195.0	152.9	42.1	28
Average revenue per share ($)	$0.0088	$0.0101	$(0.0013)	(13)
U.S. market trading days	251	251	—	—

        In addition to the commission revenues above, which reflect our agency trading activities, we earned commission revenues of $11.6 million as a result of revenue sharing arrangements with ATSs and other broker-dealers that are executing with our customers through our products.

        Recurring revenues increased 11%, reflecting an increase in the pricing of our network connectivity services, as well as growth in the number of customer network connections and additional analytical product sales.

        Other revenues include investment income, market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business, as well as technology and support fees charged to the BLOCKalert joint venture. In 2006, other revenues included a gain of $6.9 million and dividend income of $1.0 million on the NYSE Transaction where we received compensation consisting of cash and restricted shares of NYSE Group, Inc. common stock in respect of each of our two NYSE membership seats.

        U.S. compensation and employee benefits expense increased by $17.6 million, reflecting a 12% increase in average headcount associated with business growth, as well as the RedSky acquisition, performance based compensation increases and the associated increase in benefit and payroll tax costs. Compensation costs related to product development were partially offset by higher capitalizable salaries from product development efforts.

        Other expenses increased $28.5 million due to (i) amortization expense related to new product releases, (ii) consulting fees related to systems and new business development activities, such as product globalization, (iii) market data fees related to increased business and the conversion to a unified global real time equity market data infrastructure to support our products and services, (iv) depreciation expense, (v) higher legal fees, (vi) increased losses from the BLOCKalert joint venture and (vii) increased infrastructure needs. Our increased infrastructure needs included expanded office space in both our California and New York offices, as well as expansion of our telecommunications and data processing infrastructure.

        Interest expense declined 15% in line with the lower outstanding balance on our borrowings used to finance the 2006 acquisitions of Macgregor and Plexus.

Canadian Operations

	Year Ended December 31,
$ in thousands				% Change
	2007	2006	Change
Revenues:
Commission	$60,091	$37,790	$22,301	59
Recurring	3,093	2,460	633	26
Other	11,042	14,653	(3,611)	(25)

Total revenues	74,226	54,903	19,323	35
Expenses:
Compensation and employee benefits	22,637	16,792	5,845	35
Transaction processing	15,242	11,750	3,492	30
Other expenses	15,835	8,919	6,916	78

Total expenses	53,714	37,461	16,253	43

Income before income tax expense	$20,512	$17,442	$3,070	18

Pre-tax margin	27.6%	31.8%	(4.2)%

        2007 was a record year for trading activity on the Toronto Stock Exchange ("TSX"). Our TSX market share increased to 3.25% from 2.68% in 2006. Our commission revenues increased, albeit at a slightly lower rate, than our 63% growth in share volumes, which was primarily on the TSX but also included U.S. executions for Canadian customers.

        Along with the heightened activity in Canadian equities, our Canadian revenues and market share benefited from a sustained sales effort, the success of Triton and continued expansion in the use of algorithmic trading. In 2007, a total of 4.5 billion shares were executed through various ITG algorithms, approximately double the 2006 share level.

        Total revenues increased $19.3 million, including a $4.2 million favorable exchange rate impact from the appreciation of the Canadian dollar. 2006 revenues included a one time gain of $5.4 million on the IRESS Sale, which is included in other revenues. Excluding the impact of the 2006 IRESS Sale, the growth in other revenues, total revenues and pre-tax margin was 19%, 50% and 3.3 percentage points, respectively. Other revenues included $10.9 million from our interlisted arbitrage activities versus $8.8 million in 2006. On a pre-tax basis, there was a favorable exchange rate benefit of approximately $1.1 million.

        Total expenses increased $16.3 million including a $3.1 million unfavorable exchange rate impact. The growth in expenses was driven by higher levels of business activity and increased infrastructure needs to support this growth.

        Compensation and employee benefits expense reflects higher performance based compensation from the growth in revenues and profitability, and increased headcount to support the overall expansion of the Canadian Operations.

        Transaction processing costs grew with increased trading volumes but at a lower rate than revenue growth due to savings from a new TSX pricing model and lower clearing/settlement fees. There continues to be downward pressure on exchange fees in Canada due to the recent launches of alternative trading systems in the Canadian equities marketplace.

        Other expenses reflect growth in business development, consulting, technology related and facilities costs, as well as connectivity and market data fees related to significantly increased levels of business.

International Operations

	Year Ended December 31,
$ in thousands				% Change
	2007	2006	Change
Commission Revenues:
Europe	$79,470	$45,982	$33,488	73
Asia Pacific	28,840	19,498	9,342	48

Total commission revenues	108,310	65,480	42,830	65

Recurring revenues	1,580	802	778	97
Other revenues	847	2,336	(1,489)	(64)

Total revenues	110,737	68,618	42,119	61
Expenses:
Compensation and employee benefits	40,306	31,659	8,647	27
Transaction processing	40,674	20,782	19,892	96
Other expenses	27,354	19,767	7,587	38

Total expenses	108,334	72,208	36,126	50

Income before income tax expense	$2,403	$(3,590)	$5,993	—

Pre-tax margin	2.2%	(5.2)%	7.4%

        International commission revenues increased 65% to $108.3 million, including a favorable exchange rate impact of $7.3 million. Excluding the foreign currency impact, commission revenues grew 54%.

        Total European commission revenues increased $33.5 million, reflecting substantial volume and market value increases from our portfolio trading desk and our direct access trading products. Much of the volume increase was driven by winning additional portfolio business, the successful expansion of Triton and ITG Channel to both new and existing clients, and our improved direct market access and algorithmic trading offering. However, transaction processing costs increased at a rate greater than the related trading growth. In additional to volume and market value growth, the increase is attributable to a change in our geographical mix, with a higher concentration of our trades executed in continental European markets, where we incur significantly higher clearing and execution costs than we do in the UK market, and the greater proportion of trades executed directly on the more costly exchanges than through POSIT.

        Commission revenues in Asia Pacific increased $9.3 million, primarily reflecting strong market conditions and volume growth from new and existing clients. Transaction processing costs grew at a lower rate than revenues due to the increased proportion of trades executed in Hong Kong, where we self-clear equity transactions, as well as lower execution rates charged by overseas brokers.

        Total International revenues includes a $8.5 million favorable exchange rate impact resulting primarily from the stronger Pound Sterling. On a pre-tax basis the favorable exchange rate impact was approximately $0.8 million.

        Compensation and employee benefits expense reflects higher performance related compensation related to the growth in revenues, increased headcount to support the general expansion of business activity, and an unfavorable exchange rate impact of $2.7 million.

        Other expenses reflect higher technology, connectivity and market data fees related to increased business levels together with business development, consulting, legal and occupancy charges, and an unfavorable exchange rate impact.

Income tax expense

        The effective tax rate was 41.2% in 2007 compared to 39.5% in 2006. 2006 was favorably impacted by the satisfactory settlement of certain federal and state tax matters. Our 2007 rate was negatively impacted by higher state taxes due to our expansion into additional jurisdictions and lower foreign tax credits. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

U.S. Operations

	Year Ended December 31,
Dollars in thousands				% Change
	2006	2005	Change
Revenues:
Commission	$391,419	$307,224	$84,195	27
Recurring	70,398	9,745	60,653	622
Other	14,146	(787)	14,933	NA

Total revenues	475,963	316,182	159,781	51
Expenses:
Compensation and employee benefits	162,969	112,017	50,952	45
Transaction processing	48,172	32,072	16,100	50
Other expenses	104,490	68,136	36,354	53
Interest expense	12,220	—	12,220	NA

Total expenses	327,851	212,225	115,626	54

Income before income tax expense	$148,112	$103,957	$44,155	42

Pre-tax margin	31.1%	32.9%	(1.8)%

        Commission revenue growth reflects a strong performance across our entire product spectrum, particularly from POSIT, Triton and Radical. As noted in the table below, we benefited from strong growth in average daily share volumes (45%); however, average revenue per share declined due to a change in product mix (as a greater percentage of executions occurred in our direct market access products, as opposed to our other products), and general market pricing pressure.

	Year Ended December 31,
U.S. Operations: Key Indicators				% Change
	2006	2005	Change
Total trading volume (in billions of shares)	38.4	26.6	11.8	44
Trading volume per day (in millions of shares)	152.9	105.4	47.5	45
Average revenue per share ($)	$0.0101	$0.0116	$(0.0015)	(13)
U.S. market trading days	251	252	(1)	—

        In addition to the commission revenues above, which reflect our agency trading activities, we earned commission revenues of $5.0 million as a result of revenue sharing arrangements with ATSs and other broker-dealers that are executing with our customers through our products.

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

        Recurring revenues, which include subscription-based sales of analytical products such as ITG TCA, ITG Opt, ITG Logic, ITG Fair Value, Macgregor XIP and Plexus Plan Sponsorship Group products, have become a significantly larger portion of our U.S. business following the Macgregor and Plexus acquisitions. Excluding these acquisitions, recurring revenues increased 18% or $1.7 million.

        Other revenues increased $14.9 million reflecting (i) a gain of $6.9 million and dividend income of $1.0 million related to our ownership of two exchange memberships on the NYSE resulting from the NYSE Transaction, as discussed in Note 6, "Securities Owned and Sold, Not Yet Purchased", to the consolidated financial statements and (ii) increased investment income (driven by a greater level of invested funds as well as higher yields).

        Total expenses increased $115.6 million or 54%. Excluding the expenses of Macgregor and Plexus (collectively $64.5 million) expenses from U.S Operations grew 24%.

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

        Other expense growth was driven by (i) business development expenses, (ii) consulting fees, primarily related to systems and new business development activities, (iii) recruiting costs, (iv) professional services fees including legal and accounting fees and (v) amortization expenses related to new product releases and acquired intangible assets which were partially offset by the change in our estimate of the useful life of capitalized software, which resulted in a lower software amortization expense than that which would have resulted under the prior estimated useful life (see Note 1, "Organization and Basis of Presentation", to the consolidated financial statements and "Critical Accounting Estimates").

        Additionally, our increased infrastructure needs, which included (i) expanded office space in both our California and New York offices, (ii) additional data storage, (iii) non-capital hardware and software purchases and (iv) maintenance on new software and hardware purchases, further contributed to expense growth.

        Interest expense reflects the cost of our borrowings to finance the Macgregor and Plexus acquisitions, as discussed in Note 13, "Long Term Debt" and in "Liquidity and Capital Resources".

Canadian Operations

	Year Ended December 31,
$ in thousands				% Change
	2006	2005	Change
Revenues:
Commission	$37,790	$24,384	$13,406	55
Recurring	2,460	479	1,981	414
Other	14,653	9,189	5,464	59

Total revenues	54,903	34,052	20,851	61
Expenses:
Compensation and employee benefits	16,792	11,960	4,832	40
Transaction processing	11,750	10,291	1,459	14
Other expenses	8,919	6,286	2,633	42

Total expenses	37,461	28,537	8,924	31

Income before income tax expense	$17,442	$5,515	$11,927	216

Pre-tax margin	31.8%	16.2%	15.6%

        In Canada, total revenues increased $20.9 million, or 61%, including a $3.6 million favorable exchange rate impact from the appreciating Canadian dollar. Excluding the foreign currency impact, revenues grew $17.2 million or 51%. Other revenues include a gain of $5.4 million related the IRESS Sale, as described in Note 4, "Affiliate Equity Transactions", to the consolidated financial statements as well as interlisted arbitrage revenues of $8.8 million (versus $9.1 million in 2005).

        2006 was a very active year on the TSX as new records were established for shares traded. Total shares traded increased 27.9% to 82 billion (up from 64 billion in 2005).

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

        Total expenses increased 31% including a $2.4 million unfavorable exchange rate impact. On a pre-tax basis, there was a favorable exchange rate benefit of approximately $1.2 million.

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

        Other expenses reflect growth in business development and consulting expenses, as well as connectivity and market data fees related to increased levels of business.

International Operations

	Year Ended December 31,
$ in thousands				% Change
	2006	2005	Change
Commission Revenues:
Europe	$45,982	$37,957	$8,025	21
Asia Pacific	19,498	16,766	2,732	16

Total commission revenues	65,480	54,723	10,757	20

Recurring revenues	802	485	317	65
Other revenues	2,336	2,719	(383)	(14)

Total revenues	68,618	57,927	10,691	18
Expenses:
Compensation and employee benefits	31,659	27,248	4,411	16
Transaction processing	20,782	15,479	5,303	34
Other expenses	19,767	15,576	4,191	27

Total expenses	72,208	58,303	13,905	24

Income before income tax expense	$(3,590)	$(376)	$(3,214)	(855)

Pre-tax margin	(5.2)%	(0.6)%	(4.6)%

        International commission revenues increased 20% to $10.8 million, including a favorable exchange rate impact of $0.5 million primarily resulting from the stronger Pound Sterling (relative to the U.S. Dollar). Excluding the foreign currency impact, commission revenues grew $10.3 million or 19%.

        In Europe, we achieved record revenues, which increased 19% or $7.6 million compared to 2005. The driving factors were strong growth in portfolio trading desk products and the rollout of our direct market access products, specifically Triton and algorithmic products. Geographically, the higher growth in continental European equity executions resulted in lower trading margin compared with UK equity executions.

        Total revenues in our Asia Pacific region increased $3.0 million, with growth in our Hong Kong operation more than offsetting the decline in Australian revenues. Revenues were driven by increased activity in the Asian markets. As the proportion of business executed in Hong Kong increased, our pre-tax margins benefited from the decrease in variable transaction processing charges relative to revenue growth, since we self-clear equity executions in Hong Kong.

        We implemented a management reorganization in our Asia Pacific region during the second half of 2006 to facilitate the execution of our long-term growth plans, which include the deployment of more products and services into the marketplace. We incurred $1.4 million of related expenses that are included in compensation and employee benefits costs.

        Compensation and benefits costs reflect higher performance related compensation, increased headcount, particularly in Europe, to support the general expansion of business activity, as well as restructuring costs in Asia. This was partially offset by an increase in capitalized salaries primarily from our development projects in Europe relating to Triton and Algorithmic trading.

        Transaction processing costs grew at a lower rate than revenue in Asia, but outpaced revenue growth in Europe. Our European transaction cost growth was driven by the higher level of business growth in continental Europe, which has higher transaction processing costs, compared to our UK business.

        Other expenses reflect higher business development, consulting and telecommunications, data processing costs and increase in office space in Hong Kong.

Income tax expense

        The effective tax rate was 39.5% in 2006 compared to 38.0% in 2005. The 2005 amount included a 2.4% reduction in the effective tax rate from a reversal of a valuation allowance relating to the utilization of capital loss carry-forwards as a result of the sale of long-term investment securities, which was partially offset by higher levels of non-deductible costs in certain foreign jurisdictions. 2006 was favorably impacted the satisfactory settlement of certain Federal and state tax matters. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Critical Accounting Estimates

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the U.S. could yield a materially different accounting result. Below is a summary of our critical accounting estimates where we believe that the estimations, judgments or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all of our significant accounting policies, see Note 2, "Summary of Significant Accounting Policies", in the notes to the consolidated financial statements.

Accounting for Business Combinations, Goodwill and Other Intangibles

        We account for acquisitions using the purchase method of accounting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires the determination of the fair values of assets and liabilities acquired. Determining the fair value of certain assets and liabilities acquired in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. For initial valuations, we retain valuation experts to provide us with independent fair value determinations of goodwill and other intangibles. In addition, we perform valuations based on internally developed models. Specifically, a number of different methods are used in estimating the fair value of acquired intangibles as well as the subsequent testing of goodwill and other intangibles for impairment. Such methods include the income approach and the market approach. Significant estimates and assumptions applied in these approaches include, but are not limited to, projection of future cash flows, the applicable discount rate, perpetual growth rates, and adjustments made to assess the characteristics and relative performance of similar assets.

        SFAS No. 142, "Goodwill and Other Intangible Assets", requires goodwill to be assessed no less than annually for impairment. As of the most recent impairment test on October 1, 2007, we determined that the carrying value of goodwill for each reporting unit was not impaired. Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed for impairment when events or circumstances indicate a possible impairment, pursuant to the provisions of SFAS No. 144, "Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of". Significant changes in the estimates and assumptions used in purchase accounting and goodwill impairment testing can have a material effect on the consolidated financial statements.

        Amortization expense related to other intangibles for the years ended December 31, 2007, 2006, and 2005 was as follows (dollars in millions):

	Amortization Expense
	2007	2006	2005
Other intangibles	$2.5	$2.3	$1.1

        The following table indicates our sensitivity to potential future impairment charges from potential declines in the fair value of our goodwill (dollars in millions):

	Potential Future Impairment
	10%	25%	50%
Goodwill:
U.S. Operations	$38.8	$97.0	$194.0
International Operations	$3.5	$8.7	$17.3

Stock Based Compensation

        On January 1, 2006 we adopted SFAS No. 123R, "Share-Based Payment," a revision to SFAS No. 123, which clarifies and expands the guidance in SFAS No. 123 in several areas, including measuring fair values and attributing compensation cost to reporting periods. Share-based payment transactions require the application of a fair value methodology that involves various assumptions. The fair value of our options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options.

        SFAS No. 123R requires us to estimate forfeitures at grant date (rather than recognizing forfeitures as incurred). For the year ended December 31, 2007, a 10% change in estimated forfeitures would change our pre-tax income by approximately $20,000.

Fair Value

        Securities owned, at fair value, securities sold, not yet purchased, at fair value, and investments in limited partnerships (which is included in other assets) in the consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with the related unrealized gains or losses recognized in our results of operations. The fair value of these instruments is the amount at which these instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Where available, we use the prices from independent sources such as listed market prices, or broker or dealer quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we use estimated fair values as determined by management.

        Prior to March 2006 and as was the normal practice in our industry, the values we reported for the exchange seats were valued at cost or a lesser amount if there was an "other-than-temporary" impairment in value. We determined the fair value of these seats by referencing actual NYSE seat sales. Our assessment of the nature and extent of impairment of the NYSE seats required considerable judgment by management with respect to evaluating external factors. In March 2006, we received common stock in the NYSE Group, Inc. and dividends from the distribution of consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. in exchange for the two exchange membership seats that were owned by our broker-dealer subsidiary. (See Note 6, "Securities Owned and Sold, Not Yet Purchased", to the consolidated financial statements for further information).

        During 2006, we entered into interest rate swaps to hedge the variability of forecasted interest payments that we believe are probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", we are required to estimate the fair value of certain financial instruments to determine the effectiveness of the hedge. We used the following methods and assumptions to estimate the fair values of certain financial instruments:

  •
  Long-term debt—the carrying amount of our floating rate debt approximates fair value.

  •
  Interest rate swaps—fair value is estimated based upon forward interest rate settings and approximates the discounted net cash flow which would have been realized if the contracts had been closed at the balance sheet date.

Income Taxes and Uncertain Tax Positions

        SFAS No. 109, "Accounting for Income Taxes", establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The impact of our reassessment of uncertain tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which now include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We generally invest our excess cash in money market funds and other short-term investments that mature within 90 days or less. At December 31, 2007, cash and cash equivalents and securities owned, at fair value amounted to $191.8 million.

        Since becoming a self-clearing broker-dealer in the U.S. on May 1, 2007, we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets, and that may fluctuate significantly from time to time based upon the nature and size of our customers' trading activity. As of December 31, 2007, we had interest-bearing security deposits totaling $43.3 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

        When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we utilize pledge facilities with two banks which have no specific limitations on our additional borrowing capacities (see "Loan Facilities" below). In Asia, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $147.5 million and are supported by $26.0 million in restricted cash deposits.

Capital Resources

        Our capital resource requirements relate to capital expenditures, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability helps us to access capital markets.

Operating Activities

        Cash flows used in operating activities were $109.4 million in 2007 as compared to the $147.5 million provided by operating activities in 2006. The decrease relates to our U.S. broker-dealer, ITG Inc., becoming a self clearing broker-dealer as cash was used to fund securities borrowed, deposits held by clearing organizations, restricted cash for the benefit of customers under Rule 15c3-3 and net broker and customer fails to deliver as well as short settlement activities and the significant growth of our international businesses. The changes in these balances are typically temporary over the normal trading settlement period and are based on customer trading patterns. Additionally, our customers may wish to settle their transaction on a non-standard basis, such as on trade date plus one day instead of the usual trade date plus three days. In those instances, we fund the transaction until settlement date and will either use cash or short-term bank loans until the standard settlement date of the transaction. At December 31, 2007, we borrowed $101.4 million for such activity on a short term basis and it is included in financing activities on the consolidated statement of cash flows. In the normal course of our clearing operations worldwide, cash is typically used to fund restricted or segregated cash accounts under regulations or other, broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables/payables from/to customers and brokers. The cash requirements vary from day to day depending on volume transacted and customer trading patterns.

Investing Activities

        Net cash used in investing activities of $73.7 million includes our acquisition of RedSky and our increased spending in premises and equipment and capitalizable software development projects, as we continue to invest in both our infrastructure and our product portfolio.

Financing Activities

        Net cash provided by financing activities of $43.2 million reflects net short-term bank borrowings from our pledge facilities, as well as cash provided by common stock issued in connection with our equity based compensation plans and their related excess tax benefit of $6.2 million, which was partially offset by principal repayments on our Term Loan and funds used to repurchase ITG common stock.

        When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at federal funds rate plus 50 basis points, and are repayable on demand. The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiated rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At December 31, 2007, we had $101.4 million in short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 12, "Short-Term Bank Loans", to the consolidated financial statements).

        During 2007, we used $28.4 million for principal repayments on the Term Loan financing under our credit agreement (see Note 13, "Long Term Debt", to the consolidated financial statements). During 2006, we repaid $39.1 million of Term Loan principal as the 2006 period included mandatory prepayments triggered by the sale of our Canadian joint venture, the sale of a portion of our NYX shares and the cash received in connection with the NYSE Merger. Excluding any mandatory prepayments which may arise, our scheduled debt principal payments in 2008 will be $38.0 million.

        The credit agreement also provides an available $25 million revolving credit facility that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Annual Report on Form 10-K, we have no outstanding borrowings under the revolving credit facility. During August 2007, we borrowed $25 million under this facility for a period of two days in order to facilitate working capital requirements at one of our international affiliates.

        During 2007, we repurchased approximately 1.3 million shares of our common stock at a cost of approximately $50.3 million, which was funded from our available cash resources. These shares were purchased under a 2004 authorization whereby our Board of Directors authorized management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. The 2004 authorization was reaffirmed by the Board of Directors on August 6, 2007.

Regulatory Capital

        Under the SEC's Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2007, for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$114.0	$111.0
AlterNet	2.8	2.7
Blackwatch	6.5	6.3
ITG Derivatives	1.2	1.0

        As of May 1, 2007, ITG Inc. migrated from a fully disclosed introducing broker-dealer to a self-clearing broker-dealer and its minimum net capital requirement as defined under Rule 15c3-1 increased to $1.0 million from $250,000.

        In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2007, as summarized in the following table (dollars in millions):

Canadian Operations	Excess Net Capital
Canada	$26.9

International Operations
Australia	$5.7
Europe	22.3
Hong Kong	27.5
Japan	2.2

Liquidity and Capital Resource Outlook

        Historically, our working capital, share repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our Macgregor and Plexus acquisitions, which required long term financing as described above. We believe that our cash flow from operations, existing cash balances and the available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of the credit agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions, ITG has provided third party financial institutions with guarantees in amounts up to a maximum of $129.1 million. In the event that a customer of ITG's subsidiaries fails to settle a securities transaction, or if the related ITG subsidiaries were unable to honor trades with a customer, ITG would be required to perform for the amount of such securities up to the $129.1 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

        As of December 31, 2007, our contractual obligations and other commercial commitments amounted to $244.1 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$26.5	$16.8	$9.5	$0.2	$—
Long term debt (including interest)	144.3	44.7	99.6	—	—
Operating lease obligations	69.5	13.3	23.5	18.1	14.6
Minimum payments under certain employment arrangements	3.8	2.9	0.9	—	—

Total	$244.1	$77.7	$133.5	$18.3	$14.6

        The above information excludes $15.3 million of unrecognized tax benefits discussed in Note 11, "Income Taxes", to our consolidated financial statements because it is not possible to estimate the time period that it might potentially be paid to tax authorities.

Recent Accounting Pronouncements, Not Yet Adopted

        On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurement" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Statement does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material impact on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to measure many financial instruments and certain other items at fair value. Companies are required to adopt the new standard for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a significant impact on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued FASB Statement No. 141(R), "Business Combinations", ("FAS 141R") and FASB Statement No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Statements, an amendment of ARB No. 51", ("FAS 160"). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. In addition to expanding the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained, significant changes in the accounting for business combination transactions resulting from the issuance of FAS 141R include: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date (nullification of EITF Issue 99-12), (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings, (iv) with limited exception, the recognition of preacquisition gain and loss contingencies at their acquisition-date fair values, (v) capitalization of in-process research and development assets acquired at acquisition date fair value, (vi) recognition of acquisition-related transaction costs as expense when incurred, (vii) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in FASB Statement 146 are met as of the acquisition date, and (viii) recognition of changes in the acquirer's income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

        Significant changes in the accounting for noncontrolling (minority) interests resulting from the issuance of FAS 160 include: (i) classification of noncontrolling interests as a component of consolidated shareholders' equity, (ii) earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense with earnings attributable to noncontrolling interest disclosed on the face of the income statement (the elimination of "minority interest" accounting in results of operations), (iii) attribution of losses to the noncontrolling interest is required, even when those losses exceed the noncontrolling interest in the equity of the subsidiary, (iv) accounting for both increases and decreases in a parent's controlling ownership interest that do not result in a loss of control of the subsidiary as transactions in the equity of the consolidated entity, and (v) accounting for changes in a parent's ownership interest that result in the loss of control of the subsidiary as a new basis recognition event that results in a gain or loss recognition on both the transaction in which control is ceded and on the revaluation to fair value of any retained ownership interest in the henceforth unconsolidated entity. In consolidated financial statements issued after the effectiveness of FAS 160, retroactive restatement of prior periods is required for the effectives described in points (i) and (ii), above.

        FAS 141R and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS 141R and FAS 160 to have a material impact on our consolidated results of operations and financial condition.

Forward Looking Statements

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors and other factors, are more fully discussed in Item 1A "Risk Factors", and this Item 7 in this Annual Report on Form 10-K, which you are encouraged to read.

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

        We have performed sensitivity analyses on different tests of market risk as described in the following sections to estimate the impacts of a hypothetical change in market conditions on the fair value of securities owned and the U.S. dollar value of non-U.S. dollar-based revenues associated with our Canadian Operations and International Operations. Estimated potential losses assume the occurrence of certain adverse market conditions. Such estimates do not consider the potential effect of favorable changes in market factors and also do not represent management's expectations of projected losses in fair value. We do not foresee any significant changes in the strategies used to manage interest rate risk, foreign currency risk or equity price risk in the near future.

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and to interest on our Term Loan and Revolving Loan.

        Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market funds. The aggregate fair market value of our portfolio was $240.9 million and $318.2 million as of December 31, 2007 and 2006, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

        In connection with our acquisitions of Macgregor and Plexus, we borrowed $200 million, pursuant to our Credit Agreement, on January 3, 2006. The Credit Agreement also provides an available $25 million Revolving Loan that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Annual Report on Form 10-K, we do not have an outstanding balance under the Revolving Loan. The current borrowings under the Term Loan will bear interest based on the Three-Month LIBOR plus a margin of 1.25%. Additionally, under certain circumstances specifically related to our financial ratios under the Credit Agreement, this margin could increase to 1.50%.

        As discussed above, our interest rate risk on debt will be affected by changes in LIBOR and maintenance of financial ratios, as well as our interest rate hedging activities. We are required by the terms of the Credit Agreement to maintain swap agreements that seek to provide that at least 50% of the Term Loan will have an interest rate that is effectively fixed for at least three years. In March 2006, we entered into interest rate swap agreements which effectively fix our interest rate on one-half of the outstanding Term Loan principal at 5.064% (plus a margin of 1.25%) for a period of three years. We estimate that a hypothetical 100 basis point increase in weighted average interest rates for 2008 would result in an approximately $0.6 million increase in interest expense on the unhedged principal of the Term Loan.

Foreign Currency Risk

        We currently operate and continue to expand globally in a variety of ways, principally through our operations in Canada, Australia, Europe, Hong Kong and Japan, as well as through the development of specially tailored versions of our services to meet the needs of our international clients. Additionally, we maintain development facilities in Israel and Spain. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar, Hong Kong Dollar, Japanese Yen and Israeli New Shekel. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this risk. Non-U.S. Dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

        Approximately 25% and 21% of our revenues for the years ended December 31, 2007 and 2006, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2007 and 2006, respectively we estimated that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of $2.6 million and $1.9 million, respectively.

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

        We manage equity price risk associated with open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. Our operations and trading departments review all open trades daily. We have also established approval policies that include review by a Supervisory Principal of any proprietary trading activity, which may arise from time to time as a result of trading errors.

        Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after-tax rate of return. Our policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. Our first priority is to reduce the risk of principal loss. We seek to preserve our invested funds by limiting default risk, market risk, and re-investment risk. We attempt to mitigate default risk by investing in high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to reductions in the credit rating of any investment issuer or guarantor that we believe is adverse to our investment strategy.

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in marketable equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2007, and 2006, our cash and cash equivalents and securities owned were approximately $191.8 million and $327.8 million, respectively.

        Our investments in limited partnership funds require approval of executive management and/or the Board of Directors. As of December 31, 2007, we had investments in limited partnerships totaling $3.0 million, all of which were invested in marketable securities. The limited partnerships employ either a hedged convertible strategy or a long/short strategy to capitalize on short term price movements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries, (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2008

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$183,757	$321,298
Cash restricted or segregated under regulations and other	71,300	13,610
Deposits with clearing organizations	43,284	—
Securities owned, at fair value	8,022	6,540
Receivables from brokers, dealers and clearing organizations	551,059	216,340
Receivables from customers	676,522	373,720
Premises and equipment, net	45,886	34,740
Capitalized software, net	50,892	32,203
Goodwill	422,774	405,754
Other intangibles, net	31,318	29,366
Deferred taxes	2,282	7,426
Other assets	13,791	21,315

Total assets	$2,100,887	$1,462,312

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$186,463	$152,049
Short-term bank loans	101,400	—
Payables to brokers, dealers and clearing organizations	497,124	147,825
Payables to customers	457,105	385,220
Securities sold, not yet purchased, at fair value	859	137
Income taxes payable	18,320	8,147
Deferred taxes	2,821	—
Long term debt	132,500	160,900

Total liabilities	1,396,592	854,278

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,503,221 and 51,443,560 shares issued at December 31, 2007 and 2006, respectively and 43,462,885 and 43,809,993 shares outstanding at December 31, 2007 and 2006, respectively	515	514
Additional paid-in capital	210,071	198,419
Retained earnings	651,677	540,570
Common stock held in treasury, at cost; 8,040,336 and 7,633,567 shares at December 31, 2007 and 2006, respectively	(177,928)	(144,173)
Accumulated other comprehensive income (net of tax)	19,960	12,704

Total stockholders' equity	704,295	608,034

Total liabilities and stockholders' equity	$2,100,887	$1,462,312

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Commissions	$620,267	$494,689	$386,331
Recurring	83,091	73,660	10,709
Other	27,641	31,135	11,121

Total revenues	730,999	599,484	408,161

Expenses:
Compensation and employee benefits	243,469	211,420	151,225
Transaction processing	112,003	80,704	57,842
Occupancy and equipment	47,344	38,296	28,862
Telecommunications and data processing services	41,136	30,409	20,134
Other general and administrative	87,736	64,471	41,002
Interest expense	10,443	12,220	—

Total expenses	542,131	437,520	299,065

Income before income tax expense	188,868	161,964	109,096
Income tax expense	77,761	64,041	41,410

Net income	$111,107	$97,923	$67,686

Earnings per share:
Basic	$2.52	$2.26	$1.61

Diluted	$2.48	$2.21	$1.60

Basic weighted average number of common shares outstanding	44,042	43,350	42,152

Diluted weighted average number of common shares outstanding	44,784	44,289	42,391

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2004	$—	$513	$161,169	$374,961	$(177,095)	$10,953	$370,501
Net income	—	—	—	67,686	—	—	67,686
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(4,673)	(4,673)

Comprehensive income							$63,013

Issuance of common stock for employee stock options (649,237 shares), employee stock unit awards (110,464 shares), and directors' retainer fees (641 shares)	—	—	10,337	—	14,360	—	24,697
Issuance of common stock for the employee stock purchase plan (62,638 shares)	—	1	851	—	—	—	852
Share-based compensation	—	—	3,243	—	—	—	3,243

Balance at December 31, 2005	$—	$514	$175,600	$442,647	$(162,735)	$6,280	$462,306

Net income	—	—	—	97,923	—	—	97,923
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	6,419	6,419
Unrealized gain on hedging instruments (net of tax)						5	5

Comprehensive income							$104,347

Issuance of common stock for employee stock options (839,927 shares), restricted share awards (4,227 shares), and employee stock unit awards (138,655 shares), including excess tax benefit of $3.1 million	—	—	13,884	—	18,562	—	32,446
Issuance of common stock for the employee stock purchase plan (53,533 shares)	—	—	1,599	—	—	—	1,599
Share-based compensation	—	—	7,336	—	—	—	7,336

Balance at December 31, 2006	$—	$514	$198,419	$540,570	$(144,173)	$12,704	$608,034

Net income	—	—	—	111,107	—	—	111,107
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	7,686	7,686
Unrealized holding gain on securities available-for- sale (net of tax)	—	—	—	—	—	54	54
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	(484)	(484)

Comprehensive income							$118,363

Issuance of common stock for employee stock options (654,549 shares), restricted share awards (84,304 shares) and employee stock unit awards (106,973 shares), including excess tax benefit of $6.2 million	—	—	1,796	—	16,575	—	18,371
Issuance of common stock for the employee stock purchase plan (59,661 shares)	—	1	2,126	—	—	—	2,127
Purchase of common stock for treasury (1,252,595 shares)	—	—	—	—	(50,330)	—	(50,330)
Share-based compensation	—	—	7,730	—	—	—	7,730

Balance at December 31, 2007	$—	$515	$210,071	$651,677	$(177,928)	$19,960	$704,295

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from Operating Activities:
Net income	$111,107	$97,923	$67,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,017	22,499	20,020
Deferred income tax expense	7,305	2,483	2,200
Gain on IRESS/KTG sales	—	(3,188)	—
Gain on securities owned	—	(6,908)	(2,462)
Provision for doubtful accounts	1,122	1,281	(542)
Stock-based compensation	7,730	7,336	3,243
Changes in operating assets and liabilities:
Cash, restricted or segregated under regulations and other	(57,597)	(5,927)	200
Deposits with clearing organizations	(43,284)	—	—
Securities owned, at fair value	(1,186)	(523)	(509)
Receivables from brokers, dealers and clearing organizations	(314,314)	(137,726)	(11,425)
Receivables from customers	(281,456)	75,463	(301,726)
Accounts payable and accrued expenses	25,605	58,870	26,903
Payables to brokers, dealers and clearing organizations	337,310	(31,168)	112,842
Payables to customers	46,292	67,711	203,393
Securities sold, not yet purchased, at fair value	606	46	62
Income taxes payable	16,085	(435)	(3,973)
Excess tax benefit from share based payment arrangements	(6,176)	(3,053)	—
Other, net	5,408	2,783	(1,794)

Net cash (used in) provided by operating activities	(109,426)	147,467	114,118

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(14,503)	(254,259)	(100,480)
Capital purchases	(27,668)	(22,719)	(10,052)
Capitalization of software development costs	(34,951)	(27,165)	(11,173)
Proceeds from sale of 50% interest in IRESS/KTG	—	8,308	—
Proceeds from sale of investments	3,416	11,134	38,142

Net cash used in investing activities	(73,706)	(284,701)	(83,563)

Cash flows from Financing Activities:
Proceeds from debt incurred	—	200,000	—
Short-term bank loans	101,400	—	—
Payments on debt	(28,400)	(39,100)	—
Excess tax benefit from employee stock options	6,176	3,053	1,568
Debt issuance costs	—	(1,940)	(356)
Common stock issued	14,322	30,992	23,981
Common stock repurchased	(50,330)	—	—

Net cash provided by financing activities	43,168	193,005	25,193

Effect of exchange rate changes on cash and cash equivalents	2,423	4,483	(1,169)

Net (decrease) increase in cash and cash equivalents	(137,541)	60,254	54,579

Cash and cash equivalents—beginning of year	321,298	261,044	206,465

Cash and cash equivalents—end of year	$183,757	$321,298	$261,044

Supplemental cash flow information:
Interest paid	$13,530	$16,471	$4,448
Income taxes paid	$53,488	$53,577	$40,204
Non cash investing activities:
Acquisition payment obligation	$5,606	—	—

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Basis of Presentation

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker dealer in Hong Kong, (6) ITG Japan Ltd. ("ITG Japan"), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., (8) ITG Solutions Network, Inc., ("ITG Solutions Network") a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. ("Macgregor"), a leading provider of trade order management technology for the financial community and Plexus Plan Sponsor Group, Inc. ("Plexus"), a provider of transaction cost analysis and transition consulting and related services to the plan sponsor community, and (9) Block Alert LLC ("BLOCKalert"), a 50% owned joint venture (see Note 4, "Affiliate Equity Transactions", to the consolidated financial statements).

        Investment Technology Group, Inc. (NYSE: ITG), is a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. A pioneer in electronic trading, ITG has a unique approach that combines pre-trade, order management, trade execution, and post-trade tools to provide clients with continuous improvements in trading and cost efficiency. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations, following changes the Company made to its management hierarchy to synchronize with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses.

        The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers in the U.S. The Canadian Operations segment provides trading, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as "Asia Pacific"), as well as a research and development facility in Israel.

        With the acquisitions of Macgregor and Plexus (then incorporated as Plexus Group, Inc.) in January 2006, we began to generate significant recurring revenues related to subscriptions. The subscription-based revenues principally consist of revenues from our connectivity services, order management system and our analytical products. These revenues are reported in our consolidated statements of income as recurring revenue and certain reclassifications have been made to prior period amounts to conform to current period presentation.

        Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation as a result of ITG Inc. commencing self-clearing of equity trades in May 2007. Receivables previously included in receivables from brokers, dealers and others are now divided among the following accounts: (i) receivables from brokers, dealers and clearing organizations, (ii) receivables from customers, and (iii) deposits with clearing organizations. Payables previously

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in payables to brokers, dealers and others are now divided among the following two accounts: (i) payables to brokers, dealers and clearing organizations and (ii) payables to customers. Additionally, certain payables to brokers for clearance and execution costs previously included in accounts payable and accrued expenses were reclassified to payables to brokers, dealers and clearing organizations in the consolidated statements of financial condition.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries that are consolidated in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. We account for investments in unconsolidated companies (generally 20 to 50 percent ownership), in which we have the ability to exercise significant influence but have neither a controlling interest nor are the primary beneficiary, under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," we would consolidate a partially-owned affiliate when it has less than a 50% ownership if we were the primary beneficiary of that entity. At the present time, we have no interests in variable interest entities.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software (which is amortized on a straight-line basis) from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. In accordance with SFAS No. 154, "Accounting Changes and Error Corrections," the change in useful life has been accounted for as a change in accounting estimate on a prospective basis from January 1, 2006. For the year ended December 31, 2006, this change in accounting estimate increased pre-tax income by $4.4 million, net income by $2.6 million, and diluted earnings per share by $0.06.

Revenue Recognition

        Transactions in securities, commission revenues and related expenses are recorded on a trade date basis. Our commission revenues are derived primarily from customer use of our trade execution services.

        Our recurring revenues are derived from the following primary sources: (1) subscription revenue generated from usage of software and our analytical products, (2) maintenance and customer technical support on our order management system, and (3) connectivity fees generated from providing a private

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value-added FIX electronic communications network. Software related professional services, such as implementation and customer training related activities, are reported in other revenues.

        Substantially all of our recurring revenue arrangements do not require significant modification or customization of the underlying software. Accordingly, we recognize the vast majority of software revenue pursuant to the requirements of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 970-2, Software Revenue Recognition, With Respect to Certain Transactions." In accordance with SOP 97-2, we begin to recognize revenue from subscriptions, maintenance, customer technical support and professional services when all of the following criteria are met: (1) we have persuasive evidence of a legally binding arrangement with a customer, (2) delivery has occurred, (3) the fee is deemed fixed or determinable and free of contingencies or significant uncertainties, and (4) collection is probable. Where we provide software under a hosting arrangement, as is the case with our ITG Trade Ops (formerly Macgregor Post Trade) product, revenue is accounted for as a service arrangement under Staff Accounting Bulletin ("SAB") No. 104, since the customer does not have the contractual right to take possession of the software at any time during the hosting period without significant penalty (or it is not feasible for the customer to run the software on either its own hardware or a third party's hardware).

        For arrangements with multiple elements, revenue is allocated among the elements based upon vendor specific objective evidence of fair value ("VSOE"). Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue. If the VSOE of any undelivered element included in a multiple-element arrangement cannot be determined, revenue is deferred until all elements are delivered or services have been performed. Under our present business model, substantially all of our multiple-element arrangements require deferral until all elements are delivered or services have been performed.

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

        Many of our software arrangements include consulting implementation services which are sold on a time and materials ("T&M") basis or as a fixed fee. Professional services sold as a multiple-element arrangement with the implementation of software are deferred until go-live (or acceptance, if applicable) of the software and recognized in the same manner as the subscription over the remaining term of the initial contract. Professional services not connected with the implementation of software are recognized on a T&M basis as incurred (billed).

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

        Other revenues include (a) interest income, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers' short settlement activities, (c) realized gains and losses in connection with our cash management and strategic investment activities, (d) non-recurring professional services, such as one-time implementation and customer training related activities, (e) option execution fees and (f) income from same day interlisted arbitrage trading.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

        We have defined cash and cash equivalents as highly liquid investments, with original maturities of less than ninety days, which are part of our cash management activities.

Fair Value of Financial Instruments

        Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and securities sold, not yet purchased, investments in limited partnerships and certain receivables are carried at market value, estimated fair value or contracted amounts that approximate fair value due to the short period to maturity and repricing characteristics.

Securities Transactions

        Revenues primarily consist of commissions from customers' use of our trade execution and analytical services, as well as recurring revenues from our connectivity services and order management systems ("OMSs"). Because commissions are paid on a per-transaction basis, revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and the Asia Pacific region and (iii) our commission rates. For a more detailed discussion of revenues, see the "Revenue Recognition" section above.

        Receivables from brokers, dealers and clearing organizations include amounts receivable for fails to deliver, cash deposits for securities borrowed, amounts receivable from clearing organizations and commissions receivable. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, amounts payable to clearing organizations on open transactions and execution cost payables. In addition, the net receivable or payable arising from unsettled trades is reflected in the appropriate category. Receivables from customers consist of customer fails to deliver, commissions earned and receivables arising from the Company's pre-payment of soft dollar research, net of an allowance for doubtful accounts. Payables to customers primarily consist of customer fails to receive. Commission revenues and related expenses for all securities transactions are recorded on a trade date basis. In May 2007, ITG Inc., our primary U.S. broker-dealer, commenced self-clearing of equities trades. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds, as well as the record-keeping functions involved in the processing of securities transactions.

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

Interest Income and Expense on Securities Transactions

        The income statement classification of interest, dividends and rebate income and expense varies because certain transactions are entered into as financings while others are entered into as part of

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trading strategies. As such, interest earned on securities borrowed transactions consisting of interest earned on deposits with lending brokers (commonly known as a rebate), is recorded in other revenues. Interest expense on securities transactions consisting of the interest on cash borrowings to finance securities purchased or held, typically due to a failed transaction, is recorded in transaction processing expenses.

Securities Borrowed

        Securities borrowed transactions generally occur when securities are needed to deliver against a settling transaction, such as non-standard settlements (equity settlements occurring other than trade date plus three days), as requested by our customers or a fail to deliver. Securities borrowed transactions are recorded at the amount of cash collateral advanced to the lender. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. We monitor the market value of securities borrowed on a daily basis and the collateral is adjusted as necessary based upon market prices. As of December 31, 2007, the value of securities borrowed is included in receivables from brokers, dealers and clearing organizations.

Soft Dollar Programs

        We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as soft dollar arrangements. We are accounting for the cost of independent research and directed brokerage arrangements on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Our accounting for commission revenues includes the guidance contained in EITF Issue No. 99-19, "Reporting Revenues Gross versus Net", and accordingly, payments relating to soft dollars are netted against the commission revenues. Prepaid soft dollar research, net of allowance is included in receivables from customers and other and accrued soft dollar research payable is classified as accounts payable and accrued expenses in our consolidated statements of financial condition.

        Soft dollar revenues and related prepaid and accrued soft dollar research balances for the years ended December 31, 2007, 2006, and 2005 were as follows (dollars in millions):

	2007	2006	2005
Net soft dollar commissions	$92.2	$71.4	$56.4

Prepaid soft dollar research, gross	$6.4	$8.8	$7.1
Allowance for prepaid soft dollar research	(1.4)	(1.5)	(1.3)

Prepaid soft dollar research, net of allowance	$5.0	$7.3	$5.8

Accrued soft dollar research payable	$39.7	$29.1	$23.4

Capitalized Software

        Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", we capitalize software development costs when technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, "Accounting for Research and

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Development Costs". The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. Amortization begins when the product is available for general release to customers. Amortization of software development costs is included in other general and administrative expenses in the consolidated statements of income.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs were $34.3 million, $29.9 million and $26.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill and Other Intangibles

        SFAS No. 142, "Goodwill and Other Intangible Assets", requires goodwill to be assessed no less than annually for impairment. An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds the implied fair value of goodwill.

        Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, "Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of." An impairment loss is calculated as the amount by which the carrying value of the of the intangible asset exceeds its estimated fair value. Such a loss is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than its carrying value.

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

        As is the normal practice in our industry, the values we report for certain long-lived assets, specifically exchange seats and stock exchange trading rights, are valued at cost or a lesser amount (fair market value) if there is an "other than temporary" impairment in value.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

        Income taxes are accounted for on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. Contingent income tax liabilities are recorded when the criteria for loss recognition under FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", ("FIN 48"), which became effective for us on January 1, 2007, have been met. Specifically, FIN 48 requires that we determine whether or not a tax position is more likely than not to be sustained upon examination based upon the technical merits of the position. If this recognition threshold is met, the tax benefit is then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Taxes Collected from Customers and Remitted to Governmental Authorities

        Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between ITG and our customers, including but not limited to sales, use, value added and some excise taxes are presented in our financial statements on a net basis (excluded from revenues).

Earnings per Share

        Basic earnings per share is determined by dividing earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing earnings by the average number of shares of common stock adjusted for the dilutive effect of common stock equivalents by application of the treasury stock method.

Stock-Based Compensation

        Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. The Company recognizes compensation cost evenly over the vesting period using the straight-line attribution method for awards that have graded vesting schedules. Since we had previously accounted for stock-based compensation plans under SFAS 123, adoption did not have a significant impact on our financial position or results of operations. Under the modified prospective transition method of adoption, compensation expense recognized during 2006 included: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003 based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred). The impact of adopting SFAS No. 123R in 2006 was a $0.9 million decrease in pre-tax income (including the benefit related to estimated forfeitures), a $0.6 million decrease in after-tax net income and a $0.01 decrease in diluted earnings per share.

        Under SFAS No. 123R cash flows related to income tax deductions in excess of the compensation cost recognized on stock based awards exercised during the period presented ("excess tax benefit") are classified in operating cash flows in the consolidated statements of cash flows. In 2007, we reclassified

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an excess tax benefit of $6.2 million related to exercise of employee stock options or issuance of employee restricted share awards to cash flows from financing activities.

        Had compensation cost for our stock option plan been determined consistent with SFAS No. 123 for 2005 presented below, our net income and earnings per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share data):

2005
Net income, as reported	$67,686
Add: Stock-based compensation expense included in reported net income, net of taxes ($1,232)	2,011
Deduct: Total stock-based compensation expense determined under fair value based method(a)	(2,754)

Pro forma net income	$66,943

Earnings per share:
Basic—as reported	$1.61

Basic—pro forma	$1.59

Diluted—as reported	$1.60

Diluted—pro forma	$1.58

Basic shares	42,152
Diluted shares	42,391

Note:

(a)
determined under fair value based method for all awards, net of tax of $1,688.

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	5.0%	4.7%	3.8%
Expected volatility	35%	40%	40%
Expected life (years)	4.00	4.00	4.00

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

        The fair value of restricted share awards is based on the grant date fair value of the Company's common stock.

Foreign Currency Translation

        Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the statement of financial condition, and revenues and expenses are translated

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative Financial Instruments

        We use derivative financial instruments, primarily swaps, to hedge certain interest rate exposure. We do not use derivative financial instruments for speculative purposes. See Note 14, "Derivative Financial Instruments", for a full description of our derivative financial instrument activities and related accounting policies.

(3)    Acquisitions

RedSky

        On July 31, 2007, we acquired 100% of RedSky Financial, LLC (now ITG Derivatives). Our purchase of RedSky may cost up to $38.0 million, including acquisition costs, of which $21.2 million was recorded as the initial purchase price. We paid $15.6 million in cash at closing, including acquisition costs and $5.6 million of contingent payments were recognized and are payable in 2011. Additional contingent payments of $2.5 million and $14.3 million are payable in 2009 and 2011, respectively. A portion of the contingent payments (approximately $9.5 million) would be recognized as expense in the appropriate periods as this portion of the contingent consideration is considered to be compensatory.

        ITG Derivatives will augment our product offerings, providing our clients with multi-asset execution management systems. The results of ITG Derivatives' operations have been included in the consolidated financial statements since July 31, 2007.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Purchase price	$20,810
Acquisition costs	421

Total purchase price	$21,231

Cash	$1,122
Receivables from brokers, dealers and clearing organizations	1,782
Accounts payable and accrued expenses	(2,143)
Other intangibles	4,400
Other, net	129
Goodwill	15,941

Total purchase price	$21,231

        The goodwill and intangible assets were assigned to our U.S. Operations segment and are deductible for tax purposes. Of the $4.4 million of acquired intangible assets, $3.6 million was assigned to internally developed computer software with a useful life of 10 years. The remaining $0.8 million was assigned to a customer related intangible with a useful life of 17 years. The intangible assets have a weighted average useful life of approximately 11.27 years.

        The acquisition, accounted for under the purchase method, was recorded using management's estimates derived from preliminary evaluations. The final purchase price accounting adjustments to reflect the fair value of net assets will be based on management's final evaluation and are therefore, subject to change.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Macgregor

        On January 3, 2006, we acquired 100% of Macgregor for approximately $238.0 million, including acquisition costs. The results of Macgregor's operations have been included in the consolidated financial statements since that date. The integration of the Macgregor OMS with ITG's existing execution management system and analytical products is a fundamental part of ITG's strategy of expanding our partnership with our clients by providing them with comprehensive solutions across the trading spectrum. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Purchase price	$231,066
Acquisition costs	6,946

Total purchase price	$238,012

Cash	$6,918
Receivables from brokers, dealers and customers, net	8,813
Other intangibles	16,900
Deferred taxes	4,326
Accounts payable and accrued expenses	(7,823)
Income taxes receivable	4,043
Other current liabilities	(4,045)
Other, net	5,061
Goodwill	203,819

Total purchase price	$238,012

        The goodwill and intangible assets were assigned to our U.S. Operations segment. The goodwill is not deductible for tax purposes. Of the $16.9 million of acquired intangible assets, $2.0 million was assigned to the Macgregor trade name and $8.6 million was assigned to internally developed computer software, both of which have 12 year useful lives. The remaining $6.3 million was assigned to a customer related intangible which has a useful life of 18 years. The intangible assets have a weighted average useful life of approximately 14.24 years.

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

Plexus

        On January 3, 2006, we acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The results of Plexus' operations have been included in the consolidated financial

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements since that date. The combined offering of ITG's transaction cost analysis services with Plexus' offerings provides clients with the most comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition allows for the expansion of ITG's related investment process consulting capabilities. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

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

POSIT Joint Venture

        On February 1, 2005 we acquired MSCI and Barra's 50% ownership interest in the POSIT Joint Venture (the "POSIT Transaction") for an initial payment of $90.1 million plus a contingent component payable over 10 years (equal to 1.25% of the revenues from the business of the POSIT Joint Venture). The total contingent component of the purchase price approximated $14.3 million, which included an accelerated one-time final payment of $11.7 million in September 2006, as was permissible under the terms of the agreement, to satisfy the future contingent obligation. The total $104.4 million purchase price was allocated to intangible assets ($10.5 million) and goodwill ($93.9 million). Goodwill was assigned to the U.S. Operations and International Operations segments in the amounts of $83.7 million and $10.2 million, respectively, of which $83.7 million is expected to be deductible for U.S. tax purposes over 15 years.

        As a result of the POSIT Transaction we became the owner of all right, title and interest, including all proprietary software of the POSIT Joint Venture. Prior to the closing of the POSIT Transaction, pursuant to license agreements with the POSIT Joint Venture, we paid quarterly royalties to the POSIT Joint Venture equal to specified percentages of the transaction fees we charge on each share crossed through POSIT. In 2005, we incurred royalties to the POSIT Joint Venture of $1.1 million.

(4)    Affiliate Equity Transactions

BLOCKalert Joint Venture

        On August 16, 2006, we entered into a joint venture with Merrill Lynch ("Merrill") to form BLOCKalert, a global block order crossing service by partnering Merrill's global distribution with our technology-enabled trading. On March 26, 2007, BLOCKalert became a registered broker-dealer with the SEC and is a member of FINRA. This service provides an expanded, singular liquidity pool for

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

block orders utilizing our POSIT crossing network in the U.S. As with all of our POSIT crossing systems, it is independent and anonymous.

        Our 50% interest in the joint venture is being accounted for under the equity method.

Canadian Joint Venture

        In April 2006, we sold our 50% interest in a Canadian joint venture with IRESS, a developer of financial market systems in Australia for CAD$9.5 million (approximately US$8.3 million) resulting in pre-tax and after-tax gains of approximately US$5.4 million and US$3.2 million, respectively.

        Our 50% interest in the Canadian joint venture was previously accounted for under the equity method.

(5)    Goodwill and Other Intangibles

        The following is a summary of goodwill and other intangibles at December 31 (dollars in thousands):

	Goodwill		Other Intangibles
Business Segments:
	2007	2006	2007	2006
U.S. Operations	$388,105	$371,159	$29,887	$27,943
International Operations	34,669	34,595	1,431	1,423

Total	$422,774	$405,754	$31,318	$29,366

        In accordance with SFAS No. 142, goodwill is required to be assessed no less than annually for impairment. Other intangibles with definite lives, continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, "Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of."

        In 2007, we recorded approximately $15.9 million and $4.4 million of goodwill and other intangibles, respectively, related to the acquisition of RedSky (See Note 3, "Acquisitions").

        As of December 31, 2007, other intangibles, net included (i) the Macgregor trade name, software and customer relationships ($14.4 million), (ii) the POSIT trade name and proprietary software acquired in the POSIT transaction ($9.3 million), (iii) the internally developed software and customer relationships acquired in the RedSky acquisition ($4.2 million), (iv) the Plexus trade name, software and customer relationships ($2.4 million), (v) the software license acquired in 2004 from Radical ($0.7 million) and (vi) trading rights in Hong Kong ($0.2 million). The increase from 2006 is due to the software and customer relationships acquired in the RedSky acquisitions. Amortizable other intangibles are amortized over their respective estimated useful lives, which range from 3 to 18 years, with the remaining weighted average amortization period approximating 11.3 years. At December 31, 2007, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other trade names.

        We recorded amortization expense in relation to other intangibles of approximately $2.5 million and $2.3 million for the years ended December 31, 2007 and December 31, 2006 respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense for existing other intangibles is approximately $10.3 million in total for the five-year period ending December 31, 2012 as follows (dollars in millions):

Estimated Amortization
2008	2009	2010	2011	2012
$2.8	$2.3	$1.8	$1.7	$1.7

(6)    Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31 (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2007	2006	2007	2006
Corporate stocks—trading securities	$1,337	$388	$859	$137
Corporate stocks—available-for-sale	267	—	—	—
Mutual funds	6,418	6,152	—	—

Total	$8,022	$6,540	$859	$137

        Securities owned primarily consists of securities positions held by the Company resulting primarily from temporary positions in securities in the normal course of our agency trading business. Securities owned also includes mutual fund positions, as well as 3,040 shares of common stock in the NYSE Group, Inc. ("NYX Shares") we received in March 2006 as consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. ("the "NYSE Merger"). In March 2007, these 3,040 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on their sale was less than one year. Since then, the restriction has been lifted and we are free to sell these shares. At December 31, 2006, there were no securities classified as available-for-sale and 55,440 NYX Shares were classified as investments at cost (of which 3,040 shares and 52,400 shares are restricted for sale until March 7, 2008 and 2009, respectively), which is included in other assets.

        Securities sold not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

        Unrealized holding gains and losses for available-for-sale securities are reported in other comprehensive income until realized.

(7)    Receivables and Payables

        Receivables From and Payables To Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from and payables to brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables From		Payables To
	2007	2006	2007	2006
Broker-dealers	$437,877	$216,873	$478,295	$147,741
Clearing organizations	1,044	—	18,829	84
Deposits for securities borrowed	113,601	—	—	—
Allowance for doubtful accounts	(1,463)	(533)	—	—

Total	$551,059	$216,340	$497,124	$147,825

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables From and Payables To Customers

        The following is a summary of receivables from and payables to customers at December 31 (dollars in thousands):

	Receivables From		Payables To
	2007	2006	2007	2006
Customers	$678,875	$376,126	$457,105	$385,220
Allowance for doubtful accounts	(2,353)	(2,406)	—	—

Total	$676,522	$373,720	$457,105	$385,220

        We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. We recorded total increases of $1.1 million and $1.3 million to the allowance in 2007 and 2006, respectively. Total write-offs against the allowance of $0.3 million and $0.1 million were recorded during 2007 and 2006, respectively.

(8)    Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2007	2006
Furniture, fixtures and equipment	$117,889	$96,081
Leasehold improvements	29,624	24,396

	147,513	120,477
Less: accumulated depreciation and amortization	101,627	85,737

Total	$45,886	$34,740

        Depreciation and amortization expense relating to premises and equipment amounted to $17.0 million, $12.3 million and $11.6 million during the years ended December 31, 2007, 2006 and 2005, respectively, and is included in occupancy and equipment expense in our consolidated statements of income.

(9)    Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2007	2006
Capitalized software costs	$77,145	$47,705
Less: accumulated amortization	26,253	15,502

Total	$50,892	$32,203

        Software costs totaling $35.0 million and $27.2 million were capitalized in 2007 and 2006, respectively, primarily for the globalization of existing products for our International Operations, including Triton, ITG Triton X and ITG Algorithms, development of new versions of existing products, and the further development of Macgregor products. Also during 2007, capitalized software costs and related accumulated amortization were each reduced by $5.9 million for fully amortized costs.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Capitalized software costs of $7.1 million and $2.1 million were not subject to amortization as of December 31, 2007 and 2006, respectively, as the underlying products were not yet available for release. In 2007, 2006 and 2005, other general and administrative expenses in our consolidated statements of income included $16.5 million, $7.9 million and $7.3 million, respectively, in relation to the amortization of capitalized software costs.

(10)    Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2007	2006
Accrued compensation and benefits	$46,356	$43,784
Accrued soft dollar research payables	39,696	29,066
Deferred compensation	29,223	24,390
Trade payables	27,440	23,513
Deferred revenue	13,580	13,407
Acquisition payment obligation	5,606	—
Accrued transaction processing	2,382	3,051
Other accrued expenses	22,180	14,838

Total	$186,463	$152,049

(11)    Income Taxes

        Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2007	2006	2005
Current:
Federal	$45,934	$41,659	$26,317
State	14,656	13,561	10,228
Foreign	9,866	6,338	2,611

	70,456	61,558	39,156
Deferred:
Federal	6,099	2,704	2,949
State	1,945	318	(266)
Foreign	(739)	(539)	(429)

	7,305	2,483	2,254

Total	$77,761	$64,041	$41,410

        Income before income taxes consisted of the following (dollars in thousands):

	2007	2006	2005
U.S.	$165,953	$148,112	$103,957
Foreign	22,915	13,852	5,139

Total	$188,868	$161,964	$109,096

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax (liability) asset at December 31 were as follows (dollars in thousands):

	2007	2006
Deferred tax assets:
Deferred compensation	$13,612	$10,330
Net operating loss and capital investment loss carry forward	9,322	11,288
Allowance for doubtful accounts	1,857	740
Stock based compensation	5,035	4,133
Depreciation	3,781	4,849
Tax credit carryovers	1,569	995
Other, net	3,212	2,292

Total deferred tax assets	38,388	34,627
Less: valuation allowance	4,746	3,123

Total deferred tax assets, net of valuation allowance	33,642	31,504

Deferred tax liabilities:
Goodwill and other intangibles	(15,492)	(12,045)
Capitalized software	(17,524)	(10,912)
Other	(1,165)	(1,121)

Total deferred tax liabilities	(34,181)	(24,078)

Net deferred tax (liabilities)/assets	$(539)	$7,426

        At December 31, 2007, we believe that it is more likely than not that future reversals of existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax asset, net of valuation allowance.

        Our net operating loss and capital loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Macgregor, option cancellation	$7,056	18
Hong Kong and Australia, operating losses	14,905	Indefinite
Japan, operating loss	5,424	5 to 7

Total	$27,385

        The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	2007	2006	2005
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax effect	5.6	5.2	5.3
Change in valuation allowance	—	—	(2.4)
Foreign tax impact, net	0.5	1.0	0.6
Other, net	0.1	(1.7)	(0.5)

Effective income tax rate	41.2%	39.5%	38.0%

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current taxes payable has been reduced by $6.2 million, 3.1 million, and $1.6 million at December 31, 2007, 2006, and 2005, respectively, relating to the exercise of employee stock options or the issuance of employee restricted share awards. For further discussion, see Note 20, "Employee and Non Employee Director Stock and Benefit Plans".

Tax Uncertainties

        On January 1, 2007, we adopted the provisions of FIN 48, which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The cumulative impact of our reassessment of uncertain tax positions in accordance with FIN 48 did not have any impact on the statement of changes in stockholders' equity.

        A reconciliation of the total amount of unrecognized tax benefits at the beginning and end of 2007 is as follows (dollars in thousands):

Uncertain Tax Benefits
Balance, January 1, 2007	$15,527
Additions based on tax positions related to the current year	903
Additions based on tax positions of prior years	1,547
Reductions for tax positions of prior years	(1,240)
Reductions due to settlements with taxing authorities	(569)
Reductions due to expiration of statute of limitations	(897)

Balance, December 31, 2007	$15,271

        Included in the balance at December 31, 2007 and 2006, are $10.4 million and $10.1 million, respectively, of unrecognized tax benefits which, if recognized, would affect the effective tax rate.

        As of December 31, 2007, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2007 and prior years will significantly change within the next twelve months.

        With limited exception, we are no longer subject to U.S. federal, state, local or foreign tax audits by taxing authorities for years preceding 2001. The Internal Revenue Service ("IRS") is currently examining the Company's U.S. federal income tax returns for 2002 through 2005. The IRS is also auditing certain subsidiary returns for pre-acquisition fiscal years 2004-2005. Certain state and local returns are also currently under various stages of audit. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2007, we had accrued interest expense of $6.4 million, gross of related tax effects of $2.6 million, related to the unrecognized tax benefits. As a continuing policy, we recognize interest accrued related to unrecognized tax benefits as income tax expense. During 2007, we recognized $1.1 million of interest expense, net of related tax benefits of $0.7 million. Penalties, if incurred, would also be recognized as a component of income tax expense.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)    Short-Term Bank Loans

        We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements bear interest at federal funds rate plus 50 basis points and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings. At December 31, 2007, we had $101.4 million in short-term bank loans under these pledge facilities at a weighted average interest rate of 4.5%.

        We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiated rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At December 31, 2007, we had no borrowings outstanding under this facility.

        During August 2007, we borrowed $25 million under our Revolving Credit Facility (as defined in Note 13, "Long Term Debt", below) for a period of two days in order to facilitate working capital requirements at one of our international affiliates.

(13)    Long Term Debt

        On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year term loan in the amount of $200 million ("Term Loan") and a five-year revolving facility in the amount of $25 million ("Revolving Credit Facility"). The Term Loan and Revolving Credit Facility are secured by substantially all of the Company's assets. We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Credit Facility is available for future working capital purposes and is not drawn upon as of the filing date of this annual report. Commitment fees are payable on the Revolving Credit Facility at a 0.30% rate per year. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate ("LIBOR") plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying consolidated statement of financial condition and will be amortized to interest expense over the life of the loan.

        At December 31, 2007, we had $132.5 million in outstanding debt under the Term Loan following scheduled principal payments of $28.4 million in 2007. During 2006 scheduled principal payments were $28.8 million in addition to required prepayments of $10.3 million. The prepayments relate to the terms of our credit facility, which include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

        Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2008	$38.0
2009	47.6
2010	46.9

$132.5

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $10.4 and $12.2 million in 2007 and 2006, respectively.

        Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and we will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan was hedged by interest rate swap agreements at December 31, 2007.

(14)    Derivative Financial Instruments

Derivative Financial Instruments

        All derivative instruments are recorded on the consolidated statements of financial condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the consolidated statements of financial condition in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued continues to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

        During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our LIBOR-based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method, which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of counterparties to fully satisfy their obligations under the swap agreements. During 2007, the quarterly net settlements from these swaps increased interest expense by approximately $0.4 million. Based on the current

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate environment, approximately $0.3 million of the after-tax realized loss within accumulated other comprehensive income is expected to be reclassified in the next twelve months.

        The following table summarizes our derivative and debt related financial instruments at December 31 (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	2007	2006	2007	2006
Long term debt	$(132,500)	$(160,900)	$(132,500)	$(160,900)
Interest rate swap	(807)	9	(807)	9

(15)    Other Comprehensive Income

        The components and allocated tax effects of other comprehensive income for the year ended December 31, 2007 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
Currency translation adjustment	$20,385	$—	$20,385
Unrealized holding gain on securities, available-for-sale	91	(37)	54
Unrealized loss on hedging activities	(807)	328	(479)

Total	$19,669	$291	$19,960

        Unrealized holding gains on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.

        Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(16)    Related Party Transactions

        Prior to the IRESS Sale in 2006, we contracted with KTG Technologies Corp. to provide both ITG Canada and ITG Inc. with equity trading systems, market data, and destination/market connectivity. In 2006, ITG Canada paid approximately $0.2 million for these services. ITG Canada and ITG Inc. paid approximately $0.8 million and $0.1 million, respectively for the same services in 2005. Additionally, ITG Canada charged the Canadian joint venture with IRESS approximately $0.2 million in 2005 for facilities and managed services. ITG Canada did not provide the Canadian joint venture with either of these services during 2006, the year which our ownership interest in the joint venture was sold.

        In conjunction with the joint venture agreement with Merrill, we contracted with BLOCKalert to provide it with the use of our technology and other services. ITG earned approximately $3.0 million and $0.8 million for these services provided to BLOCKalert during 2007 and 2006, respectively. Additionally, ITG paid BLOCKalert approximately $0.1 million for the use of the software.

(17)    Off-Balance Sheet Risk and Concentration of Credit Risk

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-performance. In connection with the settlement of non-U.S. securities transactions, we have provided third party financial institutions with guarantees in amounts up to a maximum of $129.1 million. In the event that a customer of one of our subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, we would be required to perform for the amount of such securities up to the $129.1 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

        The Company's customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing transactions such as bank loans. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure.

        Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, securities owned, at fair value, receivables from brokers, dealers and clearing organizations and receivables from customers. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions.

(18)    Net Capital Requirement

        ITG Inc., AlterNet, Blackwatch and ITG Derivatives are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Execution Services, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet and ITG Derivatives and $5,000 for each of ITG Execution Services and Blackwatch, or 6 2/3% of aggregate indebtedness.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2007 for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$114.0	$111.0
AlterNet	2.8	2.7
Blackwatch	6.5	6.3
ITG Derivatives	1.2	1.0

        Dividends or withdrawals of capital cannot be made to the Company from these entities if they are needed to comply with regulatory requirements.

        As of May 1, 2007, ITG Inc. changed its business model from a fully disclosed introducing broker-dealer to a self-clearing broker-dealer and its minimum net capital requirement as defined under Rule 15c3-1 increased to $1.0 million from $250,000.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2007, ITG Inc. had a $30.7 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to Securities and Exchange Commission Rule 15c3-3, "Computation for Determination of Reserve Requirements".

        In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2007 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$26.9
International Operations
Australia	$5.7
Europe	22.3
Hong Kong	27.5
Japan	2.2

(19)    Stockholders' Equity

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we do not anticipate paying cash dividends on our common stock at this time.

        As part of our share repurchase program, our Board of Directors authorized management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in negotiated transactions. On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which had no expiration date, was publicly announced as part of our 2004 Annual Report on Form 10-K filed on March 15, 2005. The July 22, 2004 authorization was reaffirmed by our Board of Directors on August 6, 2007. During 2007, we repurchased approximately 1.3 million shares of our common stock at a cost of approximately $50.3 million, which was funded from our available cash resources.

(20)    Employee and Non Employee Director Stock and Benefit Plans

        At December 31, 2007, we had an equity plan for our employees. The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by our stockholders, and became effective, on May 8, 2007 (the "Effective Date"). As of the Effective Date, the Investment Technology Group, Inc. Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan"), the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), our prior equity plan for our employees, the Stock Unit Award Program Subplan, as amended and restated (the "SUA"), the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan"), and the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan", and collectively with the SUA and the Directors' Retainer Fee Subplan, the "Subplans") were merged with and into the 2007 Plan. No additional grants have been, or will be, made after the Effective Date under the Non-Employee Directors' Stock Option Plan or the 1994 Plan. Outstanding grants under the Non-Employee Directors' Stock Option Plan, the 1994 Plan and the Subplans as of the Effective Date will continue in effect according to their terms as in effect on the Effective Date (subject to such amendments as the compensation committee determines appropriate, consistent with the terms of the Non-Employee Directors' Stock Option Plan, the 1994 Plan or the Subplans, as applicable), and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. After

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Effective Date, the Subplans shall continue in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made under the Subplans.

        Under the 2007 Plan, awards of 5,186,208 shares of our common stock are reserved for issuance under the plan. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Options that have been granted under the 2007 Plan are exercisable on dates ranging through June 2012. The 2007 Plan will remain in effect until May 7, 2017, unless sooner terminated, or extended, by the Board of Directors with the approval of our stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions, as stated in the 2007 Plan.

        In June 1995, the Board of Directors adopted, subject to stockholder approval, the Non-Employee Directors' Stock Option Plan, which was amended and restated in May 2002, and merged into the 2007 Plan as referenced above. Through 2005, the Non-Employee Directors' Stock Option Plan generally provided for an annual grant to each non-employee director of an option to purchase 6,141 shares of common stock. In addition, the Non-Employee Directors' Stock Option Plan provided for the automatic grant to a non-employee director, at the time he or she is initially elected, of a stock option to purchase 24,564 shares of common stock. Stock options granted under the Non-Employee Directors' Stock Option Plan are non-qualified stock options having an exercise price equal to the fair market value of the common stock at the date of grant. All stock options granted pursuant to the Non-Employee Directors' Stock Option Plan through January 21, 2003 became exercisable three months after the date of grant. All options granted subsequent to January 21, 2003 vest and become exercisable in equal installments on or about the first, second, and third anniversaries of the grant date. Stock options granted under the Non-Employee Directors' Stock Option Plan expire five years after the date of grant. A total of 557,050 shares of common stock have been reserved for issuance under the Non-Employee Directors' Stock Option Plan. No additional grants will be made under the Non-Employee Directors' Stock Option Plan.

        In January 2006, the Board of Directors adopted the Directors' Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors' Equity Subplan was amended and restated on February 7, 2008 to reflect certain modifications necessary to comply with the requirements of section 409A of the Internal Revenue Code. The Directors' Equity Subplan provides for the grant of options and restricted share awards to non-employee directors of the Company. Under the Director's Equity Subplan, a newly appointed non-employee director will be granted (A) stock options valued at $100,000 and (B) restricted share awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. In addition, non-employee directors will be granted (A) stock options valued at $36,000 and (B) restricted share awards valued at $36,000 annually, on the forty fifth (45th) day following each of the Company's annual meetings of stockholders. All stock options are non-qualified options, will expire five years after the date of grant and will have an exercise price equal to the fair market value of the Company's stock at the time of grant. All stock options and restricted share awards will vest in three equal annual installments, beginning on the first anniversary of the date of grant.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under the 1994 Plan, the Company was, and under the 2007 Plan the Company is, permitted to grant performance-based stock options, in addition to time-based option awards. In 2007 and 2006, the Company did not grant any such awards under the 2007 Plan or the 1994 Plan, while 35,000 were granted in 2005 under the 1994 Plan. Such awards were granted to select employees that vest, in whole or in part, on the third anniversary of the grant only if consolidated cumulative three year pre-tax operating income of the Company reaches certain levels. The Company recognizes stock-based compensation expense (see Note 2, "Summary of Significant Accounting Policies") for both time-based and performance-based awards over the vesting period. The performance-based options vest at the end of the three year period and could result in no options actually being granted as a result of not meeting the three-year performance metric. The option summary tables below include 100% of the options issued regardless of management's estimate of the likelihood of achieving the performance metric.

        A summary of the status of our stock option plans as of December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is presented below:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	4,223,077	$23.44
Granted	365,910	23.87
Exercised	(649,237)	27.98
Forfeited	(1,440,094)	19.70

Outstanding at December 31, 2005	2,499,656	24.97
Granted	190,030	44.98
Exercised	(839,927)	34.02
Forfeited	(278,009)	27.80

Outstanding at December 31, 2006	1,571,750	22.05
Granted	23,318	43.09
Exercised	(654,549)	18.54
Forfeited	(18,326)	33.10

Outstanding at December 31, 2007	922,193	$24.86

Amount exercisable at December 31,
2007	441,716	$16.87
2006	399,453	24.23
2005	1,166,485	33.31

        Our net income for 2007, 2006, and 2005 includes approximately $2.1 million, $4.1 million and $1.5 million, respectively, of compensation costs and income tax benefits of $0.9 million, $1.6 million and $0.6 million, respectively, related to our stock option plans.

        The weighted average remaining contractual term of stock options currently exercisable is 1.70 years.

        The provision for income taxes excludes current tax benefits related to the exercise of stock options. For the years ended December 31, 2007, 2006 and 2005, those benefits totaled $6.3 million, $3.2 million, and $1.6 million, respectively. Such benefits are reflected as increases in stockholders' equity.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.50 - 12.59	243,896	1.32	$12.50	243,896	$12.50
12.60 - 18.94	160,521	1.82	16.47	117,333	15.58
18.95 - 25.37	44,304	2.37	20.55	32,022	20.38
25.38 - 32.88	239,000	2.58	25.38	—	—
32.89 - 46.49	234,472	3.68	43.75	48,465	39.69

$12.50 - 46.49	922,193	2.38	$24.86	441,716	$16.87

        The following table summarizes information about stock options outstanding at December 31, 2007, 2006 and 2005:

($ in thousands, except per share amounts)	2007	2006	2005
Total intrinsic value of stock options exercised	$16,619	$9,879	$5,017
Weighted average grant date fair value of stock options granted during period, per share	15.07	16.89	8.65

        As of December 31, 2007, there was $2.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 1.53 years.

        Cash received from stock option exercises during 2007, 2006 and 2005 were approximately $12.3 million, $28.6 million and $18.2 million, respectively. Stock option exercises are settled from issuance of common shares held in treasury, to the extent available.

        Under the 2007 Plan, the Company was, and under the 2007 Plan the Company is permitted to grant restricted share awards. In 2007, 2006 and 2005, 33,451, 219,678, and 162,873 restricted shares, with weighted fair values of $39.15, $43.76, and $25.34, respectively, were granted to certain employees that generally either vest solely contingent upon continued employment through the third anniversary of the grant or cliff vest after three years in whole or in part only if the consolidated cumulative pre-tax operating income of the Company reaches certain levels (i.e., performance restricted stock). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes stock based compensation expense (see Note 2 "Summary of Significant Accounting Policies") over this three-year period. For the years ended December 31, 2007, 2006 and 2005, the Company recorded stock-based compensation expense of $4.9 million, $2.7 million, and $1.5 million, respectively related to restricted share awards which is included in compensation and employee benefits in the consolidated statements of income, as well as, tax benefits of $2.0 million, $1.1 million and $0.6 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of our restricted share awards as of December 31, 2007, 2006 and 2005 and changes during the years ended on those dates are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	80,908	$15.33
Granted	162,873	25.34
Vested	—	—
Forfeited	(12,524)	20.15

Outstanding at December 31, 2005	231,257	22.12
Granted	219,678	43.76
Vested	(4,227)	36.01
Forfeited	(19,031)	22.69

Outstanding at December 31, 2006	427,677	33.07
Granted	33,451	39.15
Vested	(84,304)	20.77
Forfeited	(17,994)	36.00

Outstanding at December 31, 2007	358,830	$36.38

        As of December 31, 2007, there was $6.5 million of total unrecognized compensation cost related to grants of restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 1.30 years. During 2007, restricted shares with a grant date fair value of approximately $1.8 million vested.

        The provision for income taxes excludes current tax benefits related to the vesting of restricted share awards. For the year ended December 31, 2007, those benefits totaled approximately $1.5 million. Such benefit is reflected as an increase in stockholders' equity.

ITG Stock Unit Award Program

        Effective January 1, 1998, selected members of senior management and other key employees participated in the SUA, a mandatory tax-deferred compensation program established under the 1994 Plan and which was later merged into the 2007 Plan as referenced above. Under the SUA, selected participants of the Company were required to defer receipt of (and thus defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. The units were to be settled on or after the third anniversary of the date of grant.

        Effective June 30, 2003, the SUA was amended prospectively to include mandatory participation for all employees earning total cash compensation per annum of $200,000 and greater. The amended plan also deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company's common stock equal in value to 130% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares half of which are to be distributed on the third anniversary of the deferral and the remaining half on the sixth anniversary of the deferral. The match representing 30% of the compensation deferred is contingent only on employment with the Company and vests 50% on the third anniversary of the deferral and the remaining 50% on the sixth year of the deferral.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Effective January 1, 2006, the SUA was amended to make participation in the plan among eligible participants (employees earning total cash compensation per annum of $200,000 and greater) elective, rather than mandatory. In addition, beginning January 1, 2006, the plan deferred receipt of (and thus taxation on) a graduated portion of their total cash compensation for units representing the Company's common stock equal in value to 120% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares distributed in whole on the third anniversary of the deferral. The match representing 20% of the compensation deferred is contingent only on employment with the Company and vests 100% on the third anniversary of the deferral.

        Our net income for 2007, 2006, and 2005 includes $1.1 million, $0.8 million and $0.4 million, respectively of additional compensation costs (relating to a pro rata portion of all unvested excess SUA employer matches), as well as related income tax benefits of approximately $0.5 million, $0.3 million, and $0.2 million, respectively.

        During 2007, 2006, and 2005, we granted 197,428, 189,781 and 320,140 units, respectively, to the employees in the SUA. During 2007, 2006, and 2005, we issued 106,973, 138,655 and 110,464 shares, respectively, of our common stock in connection with the SUA that have vested. A summary of activity under the SUA is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	758,024	$20.96
Granted	320,140	20.73
Vested	(166,229)	36.15
Forfeited	(9,424)	18.38

Outstanding at December 31, 2005	902,511	18.11
Granted	189,781	39.79
Vested	(206,830)	18.49
Forfeited	(4,556)	25.28

Outstanding at December 31, 2006	880,906	22.65
Granted	197,428	42.69
Vested	(163,724)	15.18
Forfeited	(4,239)	19.95

Outstanding at December 31, 2007	910,371	$28.35

        As of December 31, 2007, there was $3.0 million of total unrecognized compensation cost related to grants under the SUA. These costs are expected to be recognized over a weighted average period of approximately 1.2 years. The total fair value of shares vested under the SUA during the twelve months ended December 31, 2007 was approximately $7.0 million. Shares issued under the SUA are from common shares held in treasury, to the extent available.

ITG Employee and Non Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP") and the Investment Technology Group, Inc. Money Purchase Pension Plan ("MPP"). On January 16, 2007, the MPP merged into the RSP. This merger had no effect upon the benefits conferred by these plans. These plans include all eligible compensation (base salary, bonus, commissions, options and overtime) up to the Internal Revenue Service annual maximum, or $225,000 for 2007. The plans' features include a guaranteed Company contribution of 3% of eligible pay to be

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

made to all eligible employees regardless of participation in the RSP, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the RSP and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. Most of our international employees have similar defined contribution plans. The costs for these benefits were approximately $15.4 million, $14.3 million and $10.0 million in 2007, 2006 and 2005, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

        Commencing in 2006, directors who were not our employees received an annual retainer fee of $60,000, with the exception of the external lead Director and chairman who received $90,000, under the Directors' Retainer Fee Subplan, which was adopted in 2002. Prior to 2006, directors who were not our employees received an annual retainer fee of $50,000, with the exception of the external lead Director who received $75,000. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from our Board of Directors. Directors who chose deferred share units received 6,335 units, 4,688 units, and 1,977 units in 2007, 2006 and 2005, respectively. The cost of the Directors' Retainer Fee Subplan was approximately $681,200, $619,500 and $317,000 in 2007, 2006, and 2005, respectively, and is included in other general and administrative expenses in the consolidated statements of income.

        In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of FAS 123R, the ESPP is compensatory. For the years ended December 31, 2007, 2006 and 2005, the Company recorded stock based compensation expense of approximately $740,000, $576,000 and $251,000, respectively. Shares distributed under the ESPP are newly issued shares.

(21)    Earnings Per Share

        The weighted average number of outstanding shares for the years ended December 31, 2007, 2006 and 2005 were 44.0 million, 43.4 million and 42.2 million, respectively.

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2007	2006	2005
Net income for basic and diluted earnings per share	$111,107	$97,923	$67,686

Shares of common stock and common stock equivalents:
Weighted average number of common shares	44,042	43,350	42,152

Weighted average shares used in basic computation	44,042	43,350	42,152
Effect of dilutive securities	742	939	239

Weighted average shares used in diluted computation	44,784	44,289	42,391

Earnings per share:
Basic	$2.52	$2.26	$1.61

Diluted	$2.48	$2.21	$1.60

        At December 31, 2007, 2006 and 2005, approximately 207,000, 64,000 and 1,988,000, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)    Commitments and Contingencies

  Legal Matters

        We are periodically involved in litigation and various legal matters that arise in the normal course of business, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes are not predictable. At the current time, we do not believe any of these matters will have a material adverse effect on our financial position or future results of operations.

  Lease commitments

        We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2018. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $14.1 million, $12.4 million and $8.0 million, respectively, and is recorded in occupancy and equipment expense in the consolidated statements of income. We recognize rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2008	$13,347
2009	12,506
2010	11,017
2011	10,408
2012	7,757
2013 and thereafter	14,451

Total	$69,486

  Other commitments

        On January 3, 2006, we entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year Term Loan in the amount of $200 million and a five-year revolving facility in the amount of $25 million, as described more fully in Note 13, "Long Term Debt". The current borrowings under the Term Loan bear interest based upon the Three-Month LIBOR plus a margin of 1.25%. Principal and interest payments on the term loan are due on a quarterly basis. The remaining scheduled principal repayments and estimated interest payments total $144.3 million.

        Pursuant to employment arrangements expiring in 2009, we are obligated to pay certain employees aggregate minimum compensation of $2.9 million and $0.9 million in the years ending December 31, 2008 and 2009, respectively. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate severance payments totaling the lower of $3.8 million or the remaining minimum compensation due, net of payments made through the termination date.

        Pursuant to contracts expiring through 2012, we are obligated to purchase market data, maintenance and other services totaling $26.5 million.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)    Segment Reporting

        Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

        The Company realigned its management hierarchy in conformity with its strategy of managing business operations, planning and resource allocation as three separate and distinct businesses. Effective January 1, 2007, the Company has three operating segments: U.S. Operations, Canadian Operations and International Operations.

        The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers executing in U.S. markets. The Canadian Operations segment provides trading, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as "Asia Pacific"), as well as a research and development facility in Israel.

        The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to, and evaluates performance of, its reportable segments based on income before income tax expense. Consistent with the Company's allocation and evaluation methodology, the effects of inter-segment activities are eliminated and revenues are attributed to each segment based upon the location of execution of the related transaction in the information presented below.

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
2007
Total revenues	$546,036	$74,226	$110,737	$730,999
Income before income tax expense	165,953	20,512	2,403	188,868
Identifiable assets	1,021,907	245,116	833,864	2,100,887
Capital purchases	18,786	5,254	3,628	27,668
2006
Total revenues	$475,963	$54,903	$68,618	$599,484
Income before income tax expense	148,112	17,442	(3,590)	161,964
Identifiable assets	782,700	197,549	482,063	1,462,312
Capital purchases	19,043	774	2,902	22,719
2005
Total revenues	$316,182	$34,052	$57,927	$408,161
Income before income tax expense	103,957	5,515	(376)	109,096
Identifiable assets	460,515	106,860	448,959	1,016,334
Capital purchases	8,027	465	1,560	10,052

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2007	2006	2005
Revenues: Year Ended December 31,
United States	$546,036	$475,963	$316,182
Canada	74,226	54,903	34,052
Europe	80,233	48,147	40,516
All other	30,504	20,471	17,411

Total	$730,999	$599,484	$408,161

Long-lived Assets at December 31,
United States	$500,136	$458,557	$188,255
Canada	5,646	1,497	4,214
Europe	38,064	38,175	33,834
All other	6,677	6,207	4,353

Total	$550,523	$504,436	$230,656

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, intangibles, debt issuance costs and investments in unconsolidated affiliates.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)    Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for our quarterly operations in 2007 and 2006. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2007				(Unaudited) December 31, 2006
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$196,585	$189,835	$175,651	$168,928	$153,117	$146,566	$153,559	$146,242
Expenses:
Compensation and employee benefits	62,518	62,806	59,630	58,515	55,689	53,005	50,749	51,977
Transaction processing	33,159	29,188	24,330	25,326	22,732	20,391	19,738	17,843
Occupancy and equipment	12,991	11,913	11,220	11,220	10,572	9,655	9,586	8,483
Telecommunications and data processing services	11,165	10,937	9,900	9,134	7,806	8,006	7,702	6,895
Other general and administrative	23,724	23,053	21,353	19,606	18,419	16,797	15,347	13,908
Interest expense	2,415	2,579	2,664	2,785	2,942	3,098	3,157	3,023

Total expenses	145,972	140,476	129,097	126,586	118,160	110,952	106,279	102,129

Income before income tax expense	50,613	49,359	46,554	42,342	34,957	35,614	47,280	44,113
Income tax expense	20,607	20,179	19,343	17,632	12,902	14,005	19,428	17,706

Net income	$30,006	$29,180	$27,211	$24,710	$22,055	$21,609	$27,852	$26,407

Basic earnings per share	$0.69	$0.66	$0.61	$0.56	$0.51	$0.50	$0.64	$0.61

Diluted earnings per share	$0.68	$0.65	$0.60	$0.55	$0.49	$0.49	$0.63	$0.60

Basic weighed average number of common shares outstanding	43,659	44,100	44,338	44,074	43,649	43,436	43,304	43,001

Diluted weighted average number of common shares outstanding	44,351	44,813	45,047	44,838	44,554	44,397	44,265	43,733

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2007				(Unaudited) December 31, 2006
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	31.8	33.1	33.9	34.6	36.4	36.2	33.0	35.5
Transaction processing	16.9	15.4	13.9	15.0	14.8	13.9	12.9	12.2
Occupancy and equipment	6.6	6.3	6.4	6.6	6.9	6.6	6.2	5.8
Telecommunications and data processing services	5.7	5.8	5.6	5.4	5.1	5.5	5.0	4.7
Other general and administrative	12.1	12.1	12.2	11.6	12.0	11.5	10.0	9.5
Interest expense	1.2	1.4	1.5	1.6	1.9	2.1	2.1	2.1

Total expenses	74.3	74.1	73.5	74.8	77.1	75.8	69.2	69.8

Income before income tax expense	25.7	25.9	26.5	25.2	22.9	24.2	30.8	30.2
Income tax expense	10.5	10.6	11.0	10.4	8.4	9.6	12.7	12.1

Net income	15.2%	15.3%	15.5%	14.8%	14.5%	14.6%	18.1%	18.1%

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of Investment Technology Group, Inc. ("ITG") is responsible for establishing and maintaining adequate internal control over financial reporting. ITG's internal control over financial reporting is a process designed under the supervision of ITG's chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ITG's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that ITG maintained effective internal control over financial reporting as of December 31, 2007.

        ITG acquired RedSky Financial, LLC (now ITG Derivatives) during 2007. Internal control over financial reporting for ITG Derivatives, which is associated with total assets of $27 million and total revenues of $8 million included in the consolidated financial statements of ITG as of and for the year ended December 31, 2007, have been excluded from management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material risk exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The Company acquired RedSky Financial, LLC (now ITG Derivatives) during 2007, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, ITG Derivatives's internal control over financial reporting associated with total assets of $27 million and total revenues of $8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ITG Derivatives.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 29, 2008

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters

        Information with respect to this item is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements

        Included in Part II of this report:

(a)(2)    Schedules

        Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3)    Exhibits

Exhibits Number	Description
2.1	Agreement and Plan of Merger, dated July 12, 2005 by and among the Company, Macgregor, and Hedgehog Acquisition Inc., a wholly owned subsidiary of ITG, and Steven D. Levy, as representative of the security holders of MacGregor (incorporated by reference as Exhibit 2.1 to Form 8-K dated July 18, 2005).
3.1	Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	Amended and Restated By-laws of the Company (incorporated by reference as Exhibit 3 to the Form 8-K dated February 15, 2007).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1
Joint Venture Interest Purchase Agreement, between Morgan Stanley Capital International, Inc., Barra Posit Inc., Investment Technology Group, Inc., ITG Capital, Inc. and ITG Software Solutions, Inc., dated December 15, 2004 (incorporated by reference as Exhibit 99.1 to Form 8-K dated December 17, 2004).
10.2
Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference as Exhibit 10.2.3 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference as Exhibit A to the 1997 Proxy Statement on Form DEF 14A).
10.3.1
Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-Term Incentive Plan effective May 8, 2007 (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 8, 2007).

10.4		Non-Employee Directors' Stock Option Plan (incorporated by reference as Appendix A to the 1996 Proxy Statement on Form DEF 14A).
10.4.1		Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4.2		Amendment to Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.5		Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.5.1		Amendment to Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.5.2		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.5.3	*	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (effective February 8, 2008).
10.6
Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2004) (incorporated by reference as Exhibit 10.3.7 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.6.1		Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.4 to Form 8-K dated August 11, 2006).
10.6.2		Form of Amendment to Non-Employee Directors' Stock Option Agreements (incorporated by reference as Exhibit 10.2 to Form 8-K dated August 11, 2006).
10.7
Form of Restricted Share Unit Agreement between Investment Technology Group, Inc. and Non-Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 9, 2006).
10.8
Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference as Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.8.1
Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003), (incorporated by reference as Exhibit 10.3.3 to Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.2
Form of Stock Option Agreement between the Company and certain employees of the Company (2005) (incorporated by reference as Exhibit 10.3.5 to Annual report on Form 10-K for the year ended December 31, 2005).
10.9
Form of Restricted Stock Agreement between the Company and certain employees of the Company (2004) (incorporated by reference as Exhibit 10.3.13 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.9.1
Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005, Performance Vesting) (incorporated by reference as Exhibit 10.3.6 to Annual report on Form 10-K for the year ended December 31, 2005).

10.9.2
Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005) (incorporated by reference as Exhibit 10.3.7 to Annual report on Form 10-K for the year ended December 31, 2005).
10.9.3
Form of Restricted Share Agreement between the Company and certain employees of the Company (2006) (incorporated by reference as Exhibit 10.3.16 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.10		Form of Change in Control Agreement (incorporated by reference as Exhibit 10.1 to Form 8-K dated May 15, 2006).
10.10.1	*	Form of Change of Control Agreement (2007).
10.10.2	*	Form of Amendment to Change of Control Agreement (2007).
10.11		Stock Option Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.12		Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 9, 2006).
10.13		Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit B to the 1997 Proxy Statement on Form DEF 14A).
10.13.1		Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit A to the 2003 Proxy Statement on Form DEF 14A).
10.13.2	*	Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (effective February 7, 2008).
10.14		Sixth Amended and Restated Stock Unit Award Program (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.14.1		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).
10.14.2	*	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (effective January 1, 2008).
10.15		Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.15.1		First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.15.2		Second Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.8 to Form 10-Q dated November 8, 2007).
10.16
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.17		Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference as Exhibit 99.1 to Form 8-K/A dated December 20, 2004).

10.17.1
Amendment dated September 15, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference as Exhibit 10.2 to Form 8-K dated September 20, 2006).
10.17.2
Amendment dated December 19, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference as Exhibit 10.1 to Form 8-K filed December 21, 2006).
10.17.3
Employee Advisor Agreement dated February 27, 2007 between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.3.28 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.18		Employment Agreement dated September 15, 2006, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 8-K dated September 20, 2006).
10.19		Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.19.1		Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.19.2	*	Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (effective February 7, 2008).
10.20
Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference as Exhibit 10.3.3 to Registration Statement).
10.20.1
First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference as Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).
10.20.2
Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited Partnership and the Company (incorporated by reference as Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.20.3
Third Amendment to Lease, dated as of March 13, 1998 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.20.4
Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.20.5
Fifth Amendment to Lease, dated June 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.5 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.20.6
Sixth Amendment to Lease, dated August 28, 2001 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.6 to the Annual Report on Form 10-K for the year ended December 31, 2006).

10.20.7
Seventh Amendment to Lease, dated December 15, 2004 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.20.8		Eighth Amendment to Lease, dated November 29, 2005 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.8 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.21		Lease, dated as of February 29, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.21.1		First Amendment to Lease, dated as of April 1, 2000, between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).
10.21.2		Second Amendment to Lease, dated December 15, 2004 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.4.11 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.21.3		Third Amendment to Lease, dated November 29, 2005 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.4.12 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.22		Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.1		First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.2		Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.3		Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.22.4		Fourth Supplemental Agreement dated as of February 21, 2006 between TAG 380, LLC and the Company (incorporated by reference as Exhibit 10.4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.23		Credit Agreement, dated January 3, 2006, by and among the Company, Bank of America, N.A., as syndication agent, U.S. Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions who become parties thereto as lenders (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 9, 2006).
10.24	*	Form of Investment Technology Group, Inc. Nonqualified Stock Option Agreement for Employees (2007).
10.25	*	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2007).
10.26	*	Form of Investment Technology Group, Inc. Performance Stock Unit Grant Agreement for Employees (2007).

10.27		Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 8, 2007).
10.27.1	*	Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (effective February 7, 2008).
10.28		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.29		Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
10.30	*	Lease, dated as of August 15, 2000 between Boston Wharf Co. and The Macgregor Group, Inc.
10.30.1	*	Consent to Assignment of Lease, dated as of March 31, 2006, between W2005 BWH III Realty, L.L.C., The Macgregor Group, Inc. and Investment Technology Group, Inc.
10.31	*	Lease, dated as of March 10, 1995, between Boston Wharf Co. and Investment Technology Group, Inc.
10.31.1	*	Assignment of Lease, dated as of April 27, 1999, between Boston Wharf Co. and Investment Technology Group, Inc.
10.31.2	*	Amendment to Lease, dated as of July 23, 2003, between Boston Wharf Co. and Investment Technology Group, Inc.
10.32	*	Lease, dated February 7, 2007 and effective January 8, 2007, between Mizuho Corporate Bank Ltd and Investment Technology Group Europe Limited.
10.33	*	Lease, dated August 17, 1998, between Industrial Development Agency (Ireland)(with assignment to Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave) and Investment Technology Group Limited.
10.33.1	*	License, dated January 10, 2007, between Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave and Investment Technology Group Limited.
10.34	*	Agreement relating to the provision of Back Office Services, dated July 3, 1998, between Pershing Limited and Investment Technology Group Limited.
10.35	*	Employment Agreement, dated as of November 17, 1998, between Investment Technology Group Europe Limited and Alasdair Haynes.
10.36	*	Form of Non-Qualified Stock Option Grant Agreement between Investment Technology Group, Inc and Robert C. Gasser.
14	*	Investment Technology Group, Inc. Code Of Ethics
21	*	Subsidiaries of Company.
23	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification
31.2	*	Rule 13a-14(a) Certification
32.1	*	Section 1350 Certification

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
By:	/s/ HOWARD C. NAPHTALI Howard C. Naphtali Chief Financial Officer and Duly Authorized Signatory of Registrant

Dated: February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	February 29, 2008
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	February 29, 2008
/s/ HOWARD C. NAPHTALI Howard C. Naphtali	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	February 29, 2008
/s/ J. WILLIAM BURDETT J. William Burdett	Director	February 29, 2008
/s/ WILLIAM I JACOBS William I Jacobs	Director	February 29, 2008
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	February 29, 2008
/s/ ROBERT L. KING Robert L. King	Director	February 29, 2008
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	February 29, 2008
/s/ BRIAN STECK Brian Steck	Director	February 29, 2008

(b)
Index to Exhibits

Exhibits Number		Description
2.1
Agreement and Plan of Merger, dated July 12, 2005 by and among the Company, Macgregor, and Hedgehog Acquisition Inc., a wholly owned subsidiary of ITG, and Steven D. Levy, as representative of the security holders of MacGregor (incorporated by reference as Exhibit 2.1 to Form 8-K dated July 18, 2005).
3.1		Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		Amended and Restated By-laws of the Company (incorporated by reference as Exhibit 3 to the Form 8-K dated February 15, 2007).
4.1		Form of Certificate for Common Stock of the Company (incorporated by reference as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1
Joint Venture Interest Purchase Agreement, between Morgan Stanley Capital International, Inc., Barra Posit Inc., Investment Technology Group, Inc. ITG Capital, Inc. and ITG Software Solutions, Inc., dated December 15, 2004 (incorporated by reference as Exhibit 99.1 to Form 8-K dated December 17, 2004).
10.2
Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference as Exhibit 10.2.3 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3		Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference as Exhibit A to the 1997 Proxy Statement on Form DEF 14A).
10.3.1
Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-Term Incentive Plan effective May 8, 2007 (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 8, 2007).
10.4		Non-Employee Directors' Stock Option Plan (incorporated by reference as Appendix A to the 1996 Proxy Statement on Form DEF 14A).
10.4.1		Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4.2		Amendment to Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.5		Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.5.1		Amendment to Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.5.2		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.5.3	*	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (effective February 8, 2008).

10.6
Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2004) (incorporated by reference as Exhibit 10.3.7 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.6.1		Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.4 to Form 8-K dated August 11, 2006).
10.6.2		Form of Amendment to Non-Employee Directors' Stock Option Agreements (incorporated by reference as Exhibit 10.2 to Form 8-K dated August 11, 2006).
10.7
Form of Restricted Share Unit Agreement between Investment Technology Group, Inc. and Non-Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 9, 2006).
10.8
Form of Stock Option Agreement between the Company and certain employees of the Company (incorporated by reference as Exhibit 10.4.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.8.1
Amended Form of Stock Option Agreement between the Company and certain employees of the Company (2003), (incorporated by reference as Exhibit 10.3.3 to Annual Report on Form 10-K for the year ended December 31, 2003).
10.8.2
Form of Stock Option Agreement between the Company and certain employees of the Company (2005) (incorporated by reference as Exhibit 10.3.5 to Annual report on Form 10-K for the year ended December 31, 2005).
10.9
Form of Restricted Stock Agreement between the Company and certain employees of the Company (2004) (incorporated by reference as Exhibit 10.3.13 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.9.1
Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005, Performance Vesting) (incorporated by reference as Exhibit 10.3.6 to Annual report on Form 10-K for the year ended December 31, 2005).
10.9.2
Form of Restricted Stock Agreement between the Company and certain employees of the Company (2005) (incorporated by reference as Exhibit 10.3.7 to Annual report on Form 10-K for the year ended December 31, 2005).
10.9.3
Form of Restricted Share Agreement between the Company and certain employees of the Company (2006) (incorporated by reference as Exhibit 10.3.16 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.10		Form of Change in Control Agreement (incorporated by reference as Exhibit 10.1 to Form 8-K dated May 15, 2006).
10.10.1	*	Form of Change of Control Agreement (2007).
10.10.2	*	Form of Amendment to Change of Control Agreement (2007).
10.11		Stock Option Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.12		Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 9, 2006).

10.13		Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit B to the 1997 Proxy Statement on Form DEF 14A).
10.13.1		Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit A to the 2003 Proxy Statement on Form DEF 14A).
10.13.2	*	Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (effective February 7, 2008).
10.14		Sixth Amended and Restated Stock Unit Award Program (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.14.1		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).
10.14.2	*	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (effective January 1, 2008).
10.15		Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.15.1		First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.15.2		Second Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.8 to Form 10-Q dated November 8, 2007).
10.16
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.17		Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr., dated December 16, 2004 (incorporated by reference as Exhibit 99.1 to Form 8-K/A dated December 20, 2004).
10.17.1
Amendment dated September 15, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference as Exhibit 10.2 to Form 8-K dated September 20, 2006).
10.17.2
Amendment dated December 19, 2006 to Employment Agreement between Investment Technology Group, Inc. and Raymond L. Killian, Jr. dated October 1, 2004 (incorporated by reference as Exhibit 10.1 to Form 8-K filed December 21, 2006).
10.17.3
Employee Advisor Agreement dated February 27, 2007 between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.3.28 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.18		Employment Agreement dated September 15, 2006, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 8-K dated September 20, 2006).
10.19		Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).

10.19.1		Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.19.2	*	Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (effective February 7, 2008).
10.20
Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference as Exhibit 10.3.3 to Registration Statement).
10.20.1
First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference as Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).
10.20.2
Second Amendment to Lease, dated as of December 5, 1996, between Arden Realty Limited Partnership and the Company (incorporated by reference as Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.20.3
Third Amendment to Lease, dated as of March 13, 1998 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.20.4
Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.20.5
Fifth Amendment to Lease, dated June 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.5 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.20.6
Sixth Amendment to Lease, dated August 28, 2001 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.6 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.20.7
Seventh Amendment to Lease, dated December 15, 2004 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.20.8
Eighth Amendment to Lease, dated November 29, 2005 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.8 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.21
Lease, dated as of February 29, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.21.1
First Amendment to Lease, dated as of April 1, 2000, between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).
10.21.2
Second Amendment to Lease, dated December 15, 2004 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.4.11 to the Annual Report on Form 10-K for the year ended December 31, 2006).

10.21.3
Third Amendment to Lease, dated November 29, 2005 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.4.12 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.22		Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.1
First Supplemental Agreement, dated as of January 29, 1997, between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.2
Second Supplemental Agreement, dated as of November 25, 1997, between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.3
Third Supplemental Agreement dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.22.4
Fourth Supplemental Agreement dated as of February 21, 2006 between TAG 380, LLC and the Company (incorporated by reference as Exhibit 10.4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.23
Credit Agreement, dated January 3, 2006, by and among the Company, Bank of America, N.A., as syndication agent, U.S. Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions who become parties thereto as lenders (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 9, 2006).
10.24	*	Form of Investment Technology Group, Inc. Nonqualified Stock Option Agreement for Employees (2007).
10.25	*	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2007).
10.26	*	Form of Investment Technology Group, Inc. Performance Stock Unit Grant Agreement for Employees (2007).
10.27		Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 8, 2007).
10.27.1	*	Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (effective February 7, 2008).
10.28		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.29		Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
10.30	*	Lease, dated as of August 15, 2000 between Boston Wharf Co. and The Macgregor Group, Inc.
10.30.1	*	Consent to Assignment of Lease, dated as of March 31, 2006, between W2005 BWH III Realty, L.L.C., The Macgregor Group, Inc. and Investment Technology Group, Inc.

10.31	*	Lease, dated as of March 10, 1995, between Boston Wharf Co. and Investment Technology Group, Inc.
10.31.1	*	Assignment of Lease, dated as of April 27, 1999, between Boston Wharf Co. and Investment Technology Group, Inc.
10.31.2	*	Amendment to Lease, dated as of July 23, 2003, between Boston Wharf Co. and Investment Technology Group, Inc.
10.32	*	Lease, dated February 7, 2007 and effective January 8, 2007, between Mizuho Corporate Bank Ltd and Investment Technology Group Europe Limited.
10.33	*	Lease, dated August 17, 1998, between Industrial Development Agency (Ireland)(with assignment to Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave) and Investment Technology Group Limited.
10.33.1	*	License, dated January 10, 2007, between Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave and Investment Technology Group Limited.
10.34	*	Agreement relating to the provision of Back Office Services, dated July 3, 1998, between Pershing Limited and Investment Technology Group Limited.
10.35	*	Employment Agreement, dated as of November 17, 1998, between Investment Technology Group Europe Limited and Alasdair Haynes.
10.36	*	Form of Non-Qualified Stock Option Grant Agreement between Investment Technology Group, Inc and Robert C. Gasser.
14	*	Investment Technology Group, Inc. Code Of Ethics
21	*	Subsidiaries of Company.
23	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification
31.2	*	Rule 13a-14(a) Certification
32.1	*	Section 1350 Certification

*
Filed herewith

See list of exhibits at Item 15(a)(3) above and exhibits following.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
2007 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Financial Condition (In thousands, except par value and share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Income (In thousands, except per share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2007, 2006 and 2005 (In thousands, except share amounts)
INVESTMENT TECHNOLOGY GROUP, INC. Consolidated Statements of Cash Flows (In thousands)
INVESTMENT TECHNOLOGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INVESTMENT TECHNOLOGY GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES