Form 10-Q
period 2008-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2008-05-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2008

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

10017
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

At May 1, 2007, the Registrant had 43,726,046 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, ITG Dark Algorithm, ITG Logic, ITG Opt, ITG Web Access, Macgregor, POSIT, Quantex, RouteNet, Triton and AlterNet are registered trademarks or service marks of the Investment Technology Group, Inc. companies. Alpha Capture, Broker Edge, End-to-End Trading Solutions, ITG Algorithms, ITG Channel, ITG Compliance, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Routers, ITG Single-Stock Algorithms, ITG Single Ticket Clearing, ITG TCA, ITG Trade Ops, ITG Triton X, ITG Wealth Management, Match Now, Macgregor Electronic Trading, Macgregor XIP, Plexus Plan Sponsor Group, PAEG/L, POSIT Match, POSIT Now, POSIT VWAP, Powered by POSIT, Predator, Radical and Sponsor Monitor are trademarks or service marks of the Investment Technology Group, Inc. companies. BLOCKalert is a service mark of the Block Alert LLC joint venture.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and those concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A “Risk Factors”, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, for the year ended December 31, 2007, which you are encouraged to read. Our 2007 Annual Report to Shareholders and Form 10-K are also available through our website at http://investor.itg.com.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$265,811	$183,757
Cash restricted or segregated under regulations and other	55,145	71,300
Deposits with clearing organizations	41,272	43,284
Securities owned, at fair value	10,992	8,022
Receivables from brokers, dealers and clearing organizations	1,037,109	551,059
Receivables from customers	1,152,371	676,522
Premises and equipment, net	45,834	45,886
Capitalized software, net	55,321	50,892
Goodwill	422,567	422,774
Other intangibles, net	30,631	31,318
Deferred taxes	4,543	2,282
Other assets	12,369	13,791
Total assets	$3,133,965	$2,100,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$185,154	$186,463
Short-term bank loans	35,000	101,400
Payables to brokers, dealers and clearing organizations	1,104,551	497,124
Payables to customers	906,778	457,105
Securities sold, not yet purchased, at fair value	551	859
Income taxes payable	34,587	18,320
Deferred taxes	1,977	2,821
Long term debt	123,000	132,500
Total liabilities	2,391,598	1,396,592

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,540,282 and 51,503,221 shares issued at March 31, 2008 and December 31, 2007, respectively, and; 43,702,060 and 43,462,885 shares outstanding at March 31, 2008 and December 31, 2007, respectively	515	515
Additional paid-in capital	212,069	210,071
Retained earnings	684,665	651,677
Common stock held in treasury, at cost; 7,838,222 and 8,040,336 shares at March 31, 2008 and December 31, 2007, respectively	(174,360)	(177,928)
Accumulated other comprehensive income (net of tax)	19,478	19,960
Total stockholders’ equity	742,367	704,295
Total liabilities and stockholders’ equity	$3,133,965	$2,100,887

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Commissions	$176,227	$143,913
Recurring	21,645	19,182
Other	6,406	5,833
Total revenues	204,278	168,928

Expenses:
Compensation and employee benefits	67,628	58,515
Transaction processing	24,349	25,326
Occupancy and equipment	13,100	11,220
Telecommunications and data processing services	12,750	9,134
Other general and administrative	25,185	19,606
Interest expense	2,213	2,785
Total expenses	145,225	126,586
Income before income tax expense	59,053	42,342
Income tax expense	26,065	17,632
Net income	$32,988	$24,710

Earnings per share:
Basic	$0.76	$0.56
Diluted	$0.75	$0.55

Basic weighted average number of common shares outstanding	43,629	44,074
Diluted weighted average number of common shares outstanding	44,231	44,838

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2008

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2008	$—	$515	$210,071	$651,677	$(177,928)	$19,960	$704,295

Net income	—	—	—	32,988	—	—	32,988
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(182)	(182)
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	173	173
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	(473)	(473)
Comprehensive income							$32,506
Issuance of common stock for employee stock options (83,968 shares), restricted share awards (105,619 shares) and employee stock unit awards (49,410 shares), including excess tax benefit of $1.6 million	—	—	(1,893)	—	5,304	—	3,411
Issuance of common stock for the employee stock purchase plan (37,061 shares)	—	—	1,255	—	—	—	1,255
Settlement of share-based awards (36,883 shares)	—	—	—	—	(1,736)	—	(1,736)
Share-based compensation	—	—	2,636	—	—	—	2,636
Balance at March 31, 2008	$—	$515	$212,069	$684,665	$(174,360)	$19,478	$742,367

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from Operating Activities:
Net income	$32,988	$24,710
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	11,648	7,636
Deferred income tax expense	4,411	1,714
Provision for doubtful accounts	668	413
Share-based compensation	2,636	1,956
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	16,229	(1,378)
Deposits with clearing organizations	2,012	—
Securities owned, at fair value	(120)	(838)
Receivables from brokers, dealers and clearing organizations	(489,957)	(221,773)
Receivables from customers	(490,903)	(377,464)
Accounts payable and accrued expenses	(1,111)	(12,041)
Payables to brokers, dealers and clearing organizations	623,899	312,505
Payables to customers	451,079	255,519
Securities sold, not yet purchased, at fair value	(300)	1,665
Income taxes payable	10,177	9,025
Excess tax benefit from share-based payment arrangements	(1,614)	(3,526)
Other, net	(874)	935
Net cash provided by / (used in) operating activities	170,868	(942)

Cash flows from Investing Activities:
Proceeds from sale of investments	—	800
Capital purchases	(4,868)	(5,270)
Capitalization of software development costs	(9,747)	(8,987)
Net cash used in investing activities	(14,615)	(13,457)

Cash flows from Financing Activities:
Payments on short-term bank loans	(66,400)	—
Payments on debt	(9,500)	(7,100)
Excess tax benefit from share-based payment arrangements	1,614	3,526
Common stock issued	3,053	9,148
Settlement of share-based awards	(1,736)	—
Net cash (used in) / provided by financing activities	(72,969)	5,574

Effect of exchange rate changes on cash and cash equivalents	(1,230)	205
Net increase / (decrease) in cash and cash equivalents	82,054	(8,620)
Cash and cash equivalents — beginning of year	183,757	321,298
Cash and cash equivalents — end of period	$265,811	$312,678

Supplemental cash flow information
Interest paid	$2,852	$3,889
Income taxes paid	$10,922	$6,589

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., (8) ITG Solutions Network, Inc., (“ITG Solutions Network”) a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. (“Macgregor”), a leading provider of trade order management technology and connectivity services for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of transaction cost analysis and transition consulting and related services to the plan sponsor community, and (9) Block Alert LLC (“BLOCKalert”), a 50% owned joint venture.

Investment Technology Group, Inc. (NYSE: ITG), is a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. A pioneer in electronic trading, ITG has a unique approach that combines pre-trade, order management, trade execution and post-trade tools to provide clients with continuous improvements in trading and cost efficiency. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of results.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  Certain revenues previously included in other revenues were reclassified to commissions in the Condensed Consolidated Statements of Income.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. A company that adopts FAS 159 will measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date, with any differences between the carrying amount of the selected item and its fair value as of the adoption date being included as a cumulative-effect adjustment to beginning retained earnings. The objective of the standard is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently, as required under existing accounting principles. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The standard does not affect any literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of FAS 159 did not have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations”, (“FAS 141R”) and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51”, (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. In addition to expanding the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained, significant changes in the accounting for business combination transactions resulting from the issuance of FAS 141R include: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date (nullification of EITF Issue 99-12), (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings, (iv) with limited exception, the recognition of preacquisition gain and loss contingencies at their acquisition-date fair values, (v) capitalization of in-process research and development assets acquired at acquisition date fair value, (vi) recognition of acquisition-related transaction costs as expense when incurred, (vii) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in FASB Statement 146 are met as of the acquisition date, and (viii) recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

Significant changes in the accounting for noncontrolling (minority) interests resulting from the issuance of FAS 160 include: (i) classification of noncontrolling interests as a component of consolidated shareholders’ equity, (ii) earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense with earnings attributable to noncontrolling interest disclosed on the face of the income statement (the elimination of “minority interest” accounting in results of operations), (iii) attribution of losses to the noncontrolling interest is required, even when those losses exceed the noncontrolling interest in the equity of the subsidiary, (iv) accounting for both increases and decreases in a parent’s controlling ownership interest that do not result in a loss of control of the subsidiary as transactions in the equity of the consolidated entity, and (v) accounting for changes in a parent’s ownership interest that result in the loss of control of the subsidiary as a new basis recognition event that results in a gain or loss recognition on both the transaction in which control is ceded and on the revaluation to fair value of any retained ownership interest in the henceforth unconsolidated entity. In consolidated financial statements issued after the effectiveness of FAS 160, retroactive restatement of prior periods is required for the effectives described in points (i) and (ii) above.

FAS 141R and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS 141R and FAS 160 to have a material impact on our consolidated results of operations and financial condition.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133”, (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  FAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008, with early adoption permitted.  We believe the principal impact of adopting FAS 161 will be to require us to expand our disclosure regarding derivative instruments.

(2) Fair Value Measurements

We adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) effective January 1, 2008.  FAS 157 does not expand the use of fair value in any new circumstances, but rather defines fair value, establishes a framework for measuring fair value, as well as a fair value hierarchy based upon the inputs used to measure fair value and expands disclosures about fair value measurements.

FAS 157 applies to all financial instruments that are measured and reported on a fair value basis. We include items reported at fair value in “securities owned, at fair value”, “securities sold, but not yet purchased, at fair value”, “cash and cash equivalents” and “accounts payable and accrued expenses” on the Condensed Consolidated Statements of Financial Condition.

As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we often use certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we categorize our fair value measured financial instruments according to the fair value hierarchy prescribed by FAS 157. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•                  Level 1: Fair value measurements using unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities.

•                  Level 2: Fair value measurements using correlation with (directly or indirectly) observable market based inputs, unobservable inputs that are corroborated by market data, or quoted prices in markets that are not active.

•                  Level 3: Fair value measurements using inputs that are significant and not corroborated by market data.

Level 1 consists of financial instruments whose value is based on quoted market prices such as exchange-traded mutual funds and listed equities.

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry standard models that consider various assumptions including time value, yield curve, and other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps and currency forward contracts.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.  We currently do not have any Level 3 assets or liabilities.

The adoption of FAS 157 had a minimal effect on the values of those financial assets and liabilities which we carry at fair value.  Fair value measurements on a recurring basis are as follows (dollars in thousands):

	March 31, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$5,926	$5,926	$—	$—
Money market mutual funds	5,054	5,054	—	—
U.S. Government money market mutual funds	166,953	166,953	—	—
Securities owned, at fair value:
Trading securities	1,549	1,549	—	—
Available-for-sale securities	3,421	3,421	—	—
Equity index mutual funds	3,699	3,699	—	—
Bond mutual funds	2,323	2,323	—	—
Total assets	$188,925	$188,925	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$2,088	$—	$2,088	$—
Interest rate swaps	1,598	—	1,598	—
Securities sold, not yet purchased:
Common Stock	551	551	—	—
Total liabilities	$4,237	$551	$3,686	$—

Cash and cash equivalents include money market mutual funds (principally U.S. and U.S. Government money market mutual funds), which are exchange traded.

Securities owned, at fair value and securities sold, not yet purchased includes common stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Interest rate swaps are valued based upon forward interest rate settings, as well as credit risk, and approximate the discounted net cash flow which would have been realized if the swaps had been sold at the balance sheet date.  Forward foreign exchange contracts are valued based upon forward exchange rates and approximate the credit risk adjusted discounted net cash flow which would have been realized if the contracts had been sold at the balance sheet date.

(3) Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under FAS 133, are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Condensed Consolidated Statements of Financial Condition in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our London Interbank Offered Rate (“LIBOR”) based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method, which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of  swap participants to fully satisfy their obligations under the swap agreements. During the three months ended March 31, 2008 (“First Quarter 2008”), the quarterly net settlements from these swaps increased interest expense by less than $0.1 million.Based on the current interest rate environment, approximately $0.9 million of the after-tax realized loss within accumulated other comprehensive income is expected to be reclassified into earnings in the next twelve months.

Fair Value Hedges

We enter into rolling three month forward contracts to sell Euros and buy British Pounds to economically hedge against currency movements on Euro deposits we hold in banks across Europe for trading settlement.  The notional amounts of the contracts are adjusted on the rollover date if necessary.  As we have not designated these contracts as hedges under FAS 133, the changes to their fair values are recognized immediately in earnings.

The following table summarizes our derivative instruments (dollars in thousands):

	Asset / (Liability)
	Carrying Value		Fair Value
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Interest rate swaps	$(1,598)	$(807)	$(1,598)	$(807)
Currency forward contracts	(2,088)	(984)	(2,088)	(984)

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Customer Protection Rule”), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two U.S. leases, (iv) funds on deposit for European trade settlement activity, (v) a segregated balance maintained by our Japanese operations on behalf of its customers under certain directed brokerage arrangements, and (vi) funds relating to the securitization of a bank guarantee supporting an Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Corporate stocks—trading securities	$1,549	$1,337	$551	$859
Corporate stocks—available-for-sale	3,421	267	—	—
Mutual funds	6,022	6,418	—	—
Total	$10,992	$8,022	$551	$859

Securities owned consists of securities positions held by the Company resulting from temporary positions in securities in the normal course of our agency trading business, mutual fund positions, as well as 55,440 shares of common stock in the NYSE Group, Inc. (“NYX Shares”) we received in March 2006 as consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. (“the “NYSE Merger”).  In March 2008, 52,400 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on their sale (ending on March 7, 2009) was less than one year.  At December 31, 2007, there were 3,040 shares classified as available-for-sale and 52,400 NYX Shares were classified as investments at cost in “other assets”.  For more information, see Note 6, “Securities Owned and Sold, Not Yet Purchased” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Securities sold not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

Unrealized holding gains and losses for available-for-sale securities are reported in other comprehensive income until realized.

(6) Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The cumulative impact of our reassessment of uncertain tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

As of the adoption date, we had accrued interest expense of $4.6 million, gross of related tax effects of $1.8 million, related to our unrecognized tax benefits. As of March 31, 2008 we had accrued interest expense of $6.6 million, gross of related tax effects of $2.6 million, related to the unrecognized tax benefits. As a continuing policy, we recognize interest accrued related to unrecognized tax benefits as income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense.

(7) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
U.S. Operations	$387,871	$388,105	$29,214	$29,887
International Operations	34,696	34,669	1,417	1,431
Total	$422,567	$422,774	$30,631	$31,318

Amortizable other intangibles are amortized over their respective estimated useful lives, which range from three to eighteen years. During First Quarter 2008, we recognized intangible amortization expense of $0.7 million.  At March 31, 2008, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other trade names.

During First Quarter 2008, no goodwill or intangibles were deemed impaired and accordingly, no write-off was required.

(8) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Broker-dealers

$

977,664

$

437,877

$

1,095,879

$

478,295

Clearing organizations	28,004	1,044	221	18,829
Deposits for securities borrowed	33,592	113,601	—	—
Securities loaned	—	—	8,451	—
Allowance for doubtful accounts	(2,151)	(1,463)	—	—
Total	$1,037,109	$551,059	$1,104,551	$497,124

Receivables from and Payables to Customers

The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Customers	$1,154,633	$678,875	$906,778	$457,105
Allowance for doubtful accounts	(2,262)	(2,353)	—	—
Total	$1,152,371	$676,522	$906,778	$457,105

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2008	December 31, 2007
Accrued soft dollar research payables	$48,268	$39,696
Accrued compensation and benefits	38,844	46,356
Deferred compensation	29,362	29,223
Trade payables	22,959	27,440
Deferred revenue	13,268	13,580
Acquisition payment obligation	5,511	5,606
Accrued transaction processing	3,380	2,382
Other accrued expenses	23,562	22,180
Total	$185,154	$186,463

(10) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose.  Borrowings under these arrangements bear interest at federal funds rate plus a spread of 50 – 100 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day).  The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings.  At March 31, 2008, we had $35.0 million in short-term bank loans under these pledge facilities at a weighted average interest rate of 3.125%.

We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiated rate.  Each advance under the line of credit is due at a specified maturity date with no prepayment option.  At March 31, 2008, we had no borrowings outstanding under this facility.

(11) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement (“Credit Agreement”) fully underwritten by a syndicate of banks. The Credit Agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has no outstanding balance at March 31, 2008. The current borrowings under the Term Loan bear interest based upon the Three-Month LIBOR plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying Condensed Consolidated Statements of Financial Condition and are amortized to interest expense over the life of the loan.

At March 31, 2008, we had $123.0 million in outstanding debt under the Term Loan following scheduled principal payments of $9.5 million in First Quarter 2008. The terms of our credit facility include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2008	$28.5
2009	47.6
2010	46.9
$123.0

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $2.2 million in First Quarter 2008.

Pursuant to the terms of the Credit Agreement, we are required to maintain certain financial ratios and operating statistics, and are also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also in accordance with the terms of the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan was hedged by interest rate swap agreements at March 31, 2008.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2008	2007
Three Months Ended
Net income for basic and diluted earnings per share	$32,988	$24,710
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,629	44,074
Effect of dilutive securities	602	764
Average common shares used in diluted computation	44,231	44,838
Earnings per share:
Basic	$0.76	$0.56
Diluted	$0.75	$0.55

The following is a summary of anti-dilutive options not included in the detailed earnings per share computations (amounts in thousands):

	March 31,
	2008	2007
Three months ended	387	202

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income as of March 31, 2008, are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
Currency translation adjustment	$20,203	$—	$20,203
Unrealized holding gain on securities, available-for-sale	384	(157)	227
Unrealized loss on hedging activities	(1,598)	646	(952)
Total	$18,989	$489	$19,478

Unrealized holding gains on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(14) Net Capital Requirement

ITG Inc., AlterNet, Blackwatch and ITG Derivatives are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet, $500,000 for ITG Derivatives and $5,000 for Blackwatch, or 6 2/3% of aggregate indebtedness.

Our net capital balances and the amounts in excess of required net capital at March 31, 2008 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$113.0	$110.3
AlterNet	3.6	3.5
Blackwatch	4.3	4.1
ITG Derivatives	2.4	1.8

Dividends or withdrawals of capital cannot be made to the Company from these entities if they are needed to comply with regulatory requirements.

As of March 31, 2008, ITG Inc. had a $15.8 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, “Computation for Determination of Reserve Requirements”.

In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2008 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$34.1

International Operations
Australia	$4.2
Europe	21.3
Hong Kong	26.5
Japan	1.7

(15) Segment Reporting

Segment information is presented in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in Note 2, “Summary of Significant Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2007.  The Company allocates resources to, and evaluates performance of, its reportable segments based on income before income tax expense. Consistent with the Company’s allocation and evaluation methodology, the effects of inter-segment activities are eliminated and revenues are attributed to each segment based upon the location of execution of the related transaction in the information presented below.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
Three Months Ended March 31, 2008
Total revenues	$154,370	$21,680	$28,228	$204,278
Income before income tax expense	53,994	6,664	(1,605)	59,053
Identifiable assets	1,004,430	732,404	1,397,131	3,133,965
Capital purchases	4,021	377	470	4,868

Three Months Ended March 31, 2007
Total revenues	$131,571	$16,341	$21,016	$168,928
Income before income tax expense	38,243	4,615	(516)	42,342
Identifiable assets	792,592	251,172	1,017,023	2,060,787
Capital purchases	3,650	931	689	5,270

Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2008	2007
Revenues: Three Months Ended March 31,
United States	$154,370	$131,571
Canada	21,680	16,341
Europe	20,234	14,738
All other	7,994	6,278
Total	$204,278	$168,928

Long-lived Assets at March 31,
United States	$502,312	$466,780
Canada	5,448	2,292
Europe	38,880	34,799
All other	6,806	6,470
Total	$553,446	$510,341

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

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, as well as connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific, and (iii) our commission rates. Commission revenues are generated by orders delivered to us from our order and execution management products and other vendors’ products, as well as direct computer-to-computer links to customers through ITG Net (our financial communications network) and third party networks and phone orders from our customers. In Canada, we also generate revenue from interlisted arbitrage trading where we profit from small price differences by simultaneously purchasing and selling the same equity security in the Canadian and U.S. markets. We also generate recurring revenues, which are largely fee or subscription-based rather than transaction-based, and are therefore significantly less sensitive to fluctuations in the level of trading activity. Our subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management network services, as well as professional services.

We provide a comprehensive suite of products that span the trading continuum. In First Quarter 2008, we focused on certain strategic objectives, including global product growth, asset class diversification and the expansion of the ITG Net offering. We also continued to move forward with the development of ITG Triton X, the integration of our Triton and Macgregor XIP systems. The first version of ITG Triton X has been rolled out to some clients and we are working on improvements for the next version.

Our international strategy continued to make progress in First Quarter 2008, with our International and Canadian Operations (collectively) comprising 24% of revenues in First Quarter 2008 up from 22% in the three months ended March 31, 2007 (“First Quarter 2007”), primarily due to increases in the European and Asian market trading activity.  We also continued our efforts to roll out Triton to our international region.

We also made progress on our strategy to bring enhanced equity options and futures capabilities to our U.S. client base. ITG Matrix, the multi-asset class front end product, was rolled out to additional clients, and progress continues to be made toward adding multi-asset capabilities to ITG’s established front ends, Triton and Radical.

Executive Summary

In First Quarter 2008, our consolidated revenues increased 21% to $204.3 million, while our operating expenses grew 15% to $145.2 million, as compared to First Quarter 2007. Our reported net income for First Quarter 2008 was $33.0 million, or $0.75 per diluted share, as compared to $24.7 million, or $0.55 per diluted share, in First Quarter 2007.

Our U.S. commission revenues grew $21.5 million, or 19%, versus First Quarter 2007 as sustained market volatility contributed to strong volume growth.  Overall, First Quarter 2008 market volumes increased 48% on the NYSE and 12% on NASDAQ compared to First Quarter 2007, while ITG U.S. daily volumes were up 18% for the same period.  First Quarter 2008 daily trading volumes increased 26% at NYSE and 12% at NASDAQ over the fourth quarter of 2007, while ITG’s U.S. daily trading volumes increased 16% over the same period.  In First Quarter 2008, ITG’s volume as a percentage of the combined reported NYSE and NASDAQ volumes was 3.24% compared to 3.66% in First Quarter 2007.

Market volatility, as measured by the CBOE Volatility Index (VIX), has remained elevated since August 2007.  In this environment, strong performances from our diverse product suite helped drive our 19% commission revenue growth in the U.S.

Canadian commission revenues grew 28% versus First Quarter 2007 reflecting strong growth from our direct market access products.  Total Canadian revenues increased $5.3 million or 33% with pre-tax profitability of $6.7 million increasing 44% from First Quarter 2007.  Favorable exchange rate impact from a weakened U.S. Dollar added $3.1 million to total revenues and $0.9 million to pre-tax income.

International Operations revenues for First Quarter 2008 increased $7.2 million, or 34%, versus First Quarter 2007, reflecting a substantial increase in volume and the market value of executions.  Revenue growth also included $0.7 million of favorable exchange rate impact.  Our International Operations, posted a pre-tax loss of $1.6 million, which included $0.6 million of unfavorable exchange rate impact, despite strong commission revenue growth, reflecting our continued investment in the expansion and globalization of our product line.

Results of Operations — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$131,573	$110,113	$21,460	19
Recurring	20,407	18,378	2,029	11
Other	2,390	3,080	(690)	(22)
Total revenues	154,370	131,571	22,799	17

Expenses
Compensation and employee benefits	49,959	44,062	5,897	13
Transaction processing	11,480	15,569	(4,089)	(26)
Other expenses	36,724	30,912	5,812	19
Interest expense	2,213	2,785	(572)	(21)
Total expenses	100,376	93,328	7,048	8
Income before income tax expense	$53,994	$38,243	$15,751	41
Pre-tax margin	35.0%	29.1%	5.9%

U.S. revenues increased 17%, with ITG Derivatives, acquired in the third quarter of 2007, contributing $6.0 million to total revenue growth.

Commission revenues included strong performances from our direct market access and desk products, which contributed to the overall average daily share volume growth of 18%.  Additionally, we earned commission revenues of $4.8 million (versus $1.3 million in First Quarter 2007) as a result of revenue sharing arrangements with other broker-dealers that are executing with our customers via algorithms integrated into our front-end products. This was partially offset by a reduction in average revenue per share, as shown in the Key Indicators table below. Transaction processing costs declined $4.1 million, or 26%, as we have benefited from our move to a self-clearing broker-dealer in May 2007.  We  also lowered our execution costs as we migrated towards lower execution venues and received rebates totaling $1.4 million from the National Securities Clearing Corporation and the Depository Trust and Clearing Corporation.

	Three Months Ended March 31,
U.S. Operations: Key Indicators	2008	2007	Change	% Change
Total trading volume (in billions of shares)	13.7	11.7	2.0	17
Trading volume per day (in millions of shares)	225.4	191.3	34.1	18
Average revenue per share ($)	$0.0088	$0.0093	$(0.0005)	(5)
U.S. market trading days	61	61	—	—

Recurring revenues increased $2.0 million, or 11%, reflecting an increase in the pricing of our network connectivity services that went into effect in the second quarter of 2007, as well as growth in the number of customer network connections.

Other revenues decreased $0.7 million primarily due to a decrease in investment income resulting from a lower rate of return on our investments and a decrease in professional services income, which was partially offset by lower costs incurred from our customers’ short settlement activity.

U.S. compensation and employee benefits expense increased by $5.9 million, reflecting an 11% increase in average headcount associated with the expansion of our business (including the acquisition of ITG Derivatives), as well as annual merit compensation increases, higher benefit and payroll tax costs and other employee related costs.  Compensation costs related to product development were partially offset by higher capitalizable salaries from product development efforts.

Other expenses increased $5.8 million (of which $1.5 million is attributable to ITG Derivatives) to $36.7 million, with the growth driven by (i) amortization expense related to new product releases, (ii) market data fees related to increased business, (iii) business development activities, and (iv) depreciation expense.

Interest expense declined 21% in line with the lower outstanding balance on our borrowings to finance the acquisitions of Macgregor and Plexus.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$17,346	$13,590	$3,756	28
Recurring	375	570	(195)	(34)
Other	3,959	2,181	1,778	82
Total revenues	21,680	16,341	5,339	33

Expenses
Compensation and employee benefits	6,753	5,371	1,382	26
Transaction processing	3,501	3,377	124	4
Other expenses	4,762	2,978	1,784	60
Total expenses	15,016	11,726	3,290	28
Income before income tax expense	$6,664	$4,615	$2,049	44
Pre-tax margin	30.7%	28.2%	2.5%

ITG Canada continued to grow its business as total client share volume executed on all venues increased 11% from First Quarter 2007 to 2.2 billion shares. ITG Canada’s share of Toronto Stock Exchange (“TSX”) volume for First Quarter 2008 was 3.29% compared to 3.55% in  First Quarter 2007.  Total revenues increased $5.3 million, or 33% while pre-tax profitability was 44% higher than First Quarter 2007, both establishing new benchmarks.  Interlisted arbitrage trading revenues were $3.9 million in First Quarter 2008, representing a significant improvement from $2.2 million in First Quarter 2007. Revenue and pre-tax profit growth included a significant favorable exchange rate impact of $3.1 million and $0.9 million, respectively, for the quarter, as the Canadian Dollar appreciated strongly against the U.S. Dollar.

Total expenses increased 28%, including a $2.1 million unfavorable exchange rate impact.

Compensation and employee benefits expense growth reflects $0.9 million of unfavorable exchange rate impact, coupled with increased performance based compensation and employer payroll tax costs resulting from increased headcount to support the overall expansion of the Canadian Operations.

Transaction processing costs grew as the unfavorable exchange rate impact more than offset the benefit of (i) a revised pricing agreement that reduced our clearing costs, (ii) lower execution costs due to savings from a new TSX pricing model and (iii) lower execution fees.  Total transaction processing costs as a percentage of revenue decreased from 20.7% in First Quarter 2007 to 16.1% in First Quarter 2008.

Other expenses reflect growth in technology related and facilities costs, connectivity and market data fees related to increased levels of business and increased consulting fees, as well as unfavorable exchange rate impact.

International Operations

	Three Months Ended March 31,
$ in thousands	2008	2007	Change	% Change
Commission Revenues
Europe	$19,720	$14,263	$5,457	38
Asia Pacific	7,588	5,947	1,641	28
Total commission revenues	27,308	20,210	7,098	35
Recurring revenues	863	234	629	269
Other revenues	57	572	(515)	(90)
Total revenues	28,228	21,016	7,212	34

Expenses
Compensation and employee benefits	10,916	9,082	1,834	20
Transaction processing	9,368	6,380	2,988	47
Other expenses	9,549	6,070	3,479	57
Total expenses	29,833	21,532	8,301	39
Income before income tax expense	$(1,605)	$(516)	$(1,089)	(211)
Pre-tax margin	(5.7)%	(2.5)%	(3.2)%

International commission revenues increased 35% to $27.3 million, including a favorable exchange rate impact of $0.7 million.

In Europe, commission revenue growth was driven by significant volume increases, with our total value of shares traded in European markets increasing 85%, despite lower share prices throughout Europe.  Share volume growth was driven primarily by growth in direct market access products and new clients. Related transaction processing costs also increased, with a greater proportion of trades executed via more costly direct market trading. In addition, our geographical mix continued to shift toward a greater proportion of our trading being executed in continental European markets where we incur significantly higher clearing and execution costs than in the UK market.

Our European total revenues also benefited from a $0.2 million favorable exchange rate impact resulting primarily from the stronger British Pound. On a pre-tax basis the unfavorable exchange rate impact was $0.4 million.

Commission revenue growth in Asia Pacific primarily reflects the strong volume growth in the Hong Kong market. Transaction processing costs grew at a lower rate than revenues as the proportion of trades executed in Hong Kong, where we self-clear equity transactions, remained high in comparison to other Asia Pacific markets.

Compensation and employee benefits expense reflects increased headcount to support the general expansion of business activity and an unfavorable exchange rate impact of $0.5 million.

Other expenses reflect higher technology, connectivity and market data fees related to the expansion of our direct access client trading solutions, including the launch of Triton in Asia Pacific, software amortization related to the roll out of products, business development and equipment related costs, as well as an unfavorable exchange rate impact.

Income tax expense

Our effective tax rate was 44.1% in First Quarter 2008 compared to 41.6% in First Quarter 2007. First Quarter 2008 was impacted by higher state and local taxes due to our expansion into additional states and higher U.S. and foreign non-deductible expenses.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We principally invest our excess cash in U.S. Government money market funds. At March 31, 2008, cash and cash equivalents and securities owned, at fair value amounted to $276.8 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets and may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of March 31, 2008, we had interest-bearing security deposits totaling $41.3 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we utilize pledge facilities with two banks which have no specific limitations on our additional borrowing capacities (see “Financing Activities” below). In Asia, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $148.8 million and are supported by $25.8 million in restricted cash deposits.

Capital Resources

Our capital resource requirements relate to capital expenditures, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has allowed us to readily access capital markets.

Operating Activities

Cash flows provided by operating activities were $170.9 million in First Quarter 2008 as compared to the $0.9 million used in operating activities in First Quarter 2007.  The increase was primarily attributable to changes in working capital, specifically the net activity related to receivables/payables from/to customers and brokers and lower required segregated cash and deposits with clearing organizations arising from our broker-dealer operations.  The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.

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

Investing Activities

Net cash used in investing activities of $14.6 million includes our spending in premises and equipment and capitalizable software development projects, as we continue to invest in both our infrastructure and our product portfolio.

Financing Activities

Net cash used in financing activities of $73.0 million primarily reflects a net repayment of short-term bank borrowings from our pledge facilities and principal repayments on our Term Loan, offset by issuances of our common stock arising from the vesting of equity awards to our employees.  Common stock repurchased totaled $1.7 million, or 36,883 shares that pertained solely to the satisfaction of minimum statutory withholding tax upon net settlement of restricted share awards.

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at federal funds rate plus a spread of 50 - 100 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiated rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At March 31, 2008 we had $35.0 million in short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 10, “Short-Term Bank Loans”, to the condensed consolidated financial statements).

During First Quarter 2008, we used $9.5 million for principal repayments on the Term Loan financing under our Credit Agreement (see Note 11, “Long Term Debt”, to the condensed consolidated financial statements). During the same period in 2007, we repaid $7.1 million of Term Loan principal.

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

Our net capital balances and the amounts in excess of required net capital at March 31, 2008 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$113.0	$110.3
AlterNet	3.6	3.5
Blackwatch	4.3	4.1
ITG Derivatives	2.4	1.8

Dividends or withdrawals of capital cannot be made to the Company from these entities if they are needed to comply with regulatory requirements.

As of March 31, 2008, ITG Inc. had a $15.8 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, “Computation for Determination of Reserve Requirements”.

In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2008 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$34.1

International Operations
Australia	$4.2
Europe	21.3
Hong Kong	26.5
Japan	1.7

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $129.0 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $129.0 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of March 31, 2008, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements. There has been no significant change to such arrangements and obligations since December 31, 2007.

Critical Accounting Estimates

There have been no significant changes to our critical accounting policies and estimates during First Quarter 2008 from those we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Form 10-K.

Fair Value

Certain of our financial instruments are recorded at fair value in accordance with FAS 157 which we adopted effective January 1, 2008.  The adoption of FAS 157 had a minimal effect on the values of those financial assets and liabilities which we carry at fair value.  These assets and liabilities include:

•                  Money market mutual funds

•                  Trading securities

•                  Available-for-sale securities

•                  Equity index mutual funds

•                  Bond mutual funds

•                  Derivatives

As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, also referred to as the “exit price”. In determining fair value, we may use various methods including market, income and cost approaches. Based on these approaches, we often use certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we categorize our fair value measured financial instruments according to the fair value hierarchy prescribed by FAS 157. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1: Fair value measurements using unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities.  The types of assets and liabilities categorized as Level 1 fair value are generally equities listed in active markets and publicly traded mutual funds.

•                  Level 2: Fair value measurements using correlation with (directly or indirectly) observable market based inputs, unobservable inputs that are corroborated by market data, or quoted prices in markets that are not active.  We generally categorize our financial derivatives in this category.

•                  Level 3: Fair value measurements using inputs that are significant and not corroborated by market data.  We currently do not carry any Level 3 assets or liabilities.

For further information, please see Note 2, “Fair Value Measurements”, to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2007. There has been no material change in this information.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. (“Liquidnet”) filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. (collectively, “ITG”) infringe one or more claims of U.S. Patent No. 7,136,834 (the ‘834 Patent”) through its “Channel ITG” and the “Macgregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet did not own the ‘834 Patent (the patent was owned by Liquidnet’s corporate parent Liquidnet Holdings, Inc.), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. sued Liquidnet Holdings, Inc. in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet Holdings Inc. filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG’s motion was granted.

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

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2007. Please see our 2007 Form 10-K (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during First Quarter 2008, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2008
To: January 31, 2008	31,341	$47.59	—	747,405

From: February 1, 2008
To: February 29, 2008	—	—	—	747,405

From: March 1, 2008
To: March 31, 2008	5,542	44.08	—	747,405

Total	36,883	$47.06	—

(a) This column includes the acquisition of 36,883 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which had no expiration date, was publicly announced as part of our 2004 Annual Report on Form 10-K filed on March 15, 2005 and was discussed on multiple earnings calls. The July 22, 2004 authorization was reaffirmed by our Board of Directors on August 6, 2007.  As of March 31, 2008, 0.7 million shares remain under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during First Quarter 2008.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	10.1	Investment Technology Group, Inc. Stock Unit Grant Agreement between the Company and Robert C. Gasser, dated March 24, 2008.

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant