Form 10-Q
period 2008-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2008-08-07
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2008

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

At July 31, 2008, the Registrant had 43,586,861 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, BLOCKalert, DarkServer, DarkServer Inside, ITG ACE, ITG Dark Algorithms, ITG Logic, ITG Web Access, ITG Opt, Macgregor, Macgregor University, POSIT, QuantEX, ResRisk, RouteNet, SmartServer, The Future Of Trading, TriAct, Triton, and Where Risk Control Meets Cost Control are registered trademarks or service marks of the Investment Technology Group, Inc. companies.  End-To-End Trading Solutions, Hoenig, ITG Algorithms, ITG Alpha Capture, ITG Broker Edge, ITG Channel, ITG Compliance, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Post-Trade Analytics, ITG Risk Models, ITG Routers, ITG Single-Stock Algorithms, ITG Single Ticket Clearing, ITG Solutions Network, ITG TCA, ITG Trade Ops, ITG Triton X, ITG Wealth Management, Macgregor Electronic Trading, Macgregor XIP, Match Now, PAEG/L, Plexus Plan Sponsor Group, POSIT Alert, POSIT Match, POSIT Now, POSIT VWAP, Powered By POSIT, Predator, Radical, Sponsor Monitor and Sponsor Review are trademarks or service marks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, plans and objectives of management for future operations, and those concerning securities markets and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A “Risk Factors”, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2007, which you are encouraged to read. Our 2007 Annual Report to Shareholders and Form 10-K are also available through our website at http://investor.itg.com.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$290,888	$183,757
Cash restricted or segregated under regulations and other	60,630	71,300
Deposits with clearing organizations	29,852	43,284
Securities owned, at fair value	9,345	8,022
Receivables from brokers, dealers and clearing organizations	1,182,081	551,059
Receivables from customers	1,136,728	676,522
Premises and equipment, net	48,205	45,886
Capitalized software, net	60,716	50,892
Goodwill	422,597	422,774
Other intangibles, net	29,946	31,318
Deferred taxes	3,281	2,282
Other assets	11,071	13,791
Total assets	$3,285,340	$2,100,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$199,366	$186,463
Short-term bank loans	45,000	101,400
Payables to brokers, dealers and clearing organizations	732,491	497,124
Payables to customers	1,409,182	457,105
Securities sold, not yet purchased, at fair value	326	859
Income taxes payable	18,199	18,320
Deferred taxes	2,245	2,821
Long term debt	113,500	132,500
Total liabilities	2,520,309	1,396,592

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,540,282 and 51,503,221 shares issued at June 30, 2008 and December 31, 2007, respectively, and; 43,569,322 and 43,462,885 shares outstanding at June 30, 2008 and December 31, 2007, respectively	515	515
Additional paid-in capital	214,769	210,071
Retained earnings	710,405	651,677
Common stock held in treasury, at cost; 7,970,960 and 8,040,336 shares at June 30, 2008 and December 31, 2007, respectively	(181,292)	(177,928)
Accumulated other comprehensive income (net of tax)	20,634	19,960
Total stockholders’ equity	765,031	704,295
Total liabilities and stockholders’ equity	$3,285,340	$2,100,887

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Commissions	$153,217	$148,838	$329,444	$292,751
Recurring	22,285	20,951	43,930	40,133
Other	4,855	5,862	11,261	11,695
Total revenues	180,357	175,651	384,635	344,579

Expenses:
Compensation and employee benefits	58,482	59,630	126,110	118,145
Transaction processing	24,333	24,330	48,682	49,656
Occupancy and equipment	14,655	11,220	27,755	22,440
Telecommunications and data processing services	12,438	9,900	25,188	19,034
Other general and administrative	24,636	21,353	49,821	40,959
Interest expense	1,743	2,664	3,956	5,449
Total expenses	136,287	129,097	281,512	255,683
Income before income tax expense	44,070	46,554	103,123	88,896
Income tax expense	18,330	19,343	44,395	36,975
Net income	$25,740	$27,211	$58,728	$51,921

Earnings per share:
Basic	$0.59	$0.61	$1.34	$1.17
Diluted	$0.58	$0.60	$1.33	$1.16

Basic weighted average number of common shares outstanding	43,705	44,338	43,667	44,207
Diluted weighted average number of common shares outstanding	44,256	45,047	44,252	44,940

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2008

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2008	$—	$515	$210,071	$651,677	$(177,928)	$19,960	$704,295

Net income	—	—	—	58,728	—	—	58,728
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	900	900
Unrealized holding loss on securities available-for-sale (net of tax)	—	—	—	—	—	(189)	(189)
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	(37)	(37)
Comprehensive income							$59,402
Issuance of common stock for employee stock options (172,330 shares), restricted share awards (108,589 shares) and employee stock unit awards (82,907 shares), including excess tax benefit of $2.4 million	—	—	(2,240)	—	8,221	—	5,981
Issuance of common stock for the employee stock purchase plan (37,061 shares)	—	—	1,255	—	—	—	1,255
Purchase of common stock for treasury (243,281 shares)	—	—	—	—	(9,195)	—	(9,195)
Settlement of share-based awards (51,169 shares)	—	—	—	—	(2,390)	—	(2,390)
Share-based compensation	—	—	5,683	—	—	—	5,683
Balance at June 30, 2008	$—	$515	$214,769	$710,405	$(181,292)	$20,634	$765,031

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from Operating Activities:
Net income	$58,728	$51,921
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	24,279	16,037
Deferred income tax expense	5,894	6,923
Provision for doubtful accounts	763	324
Share-based compensation	5,683	3,828
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	10,760	(13,907)
Deposits with clearing organizations	13,432	(31,608)
Securities owned, at fair value	1,552	(7,689)
Receivables from brokers, dealers and clearing organizations	(640,656)	(607,927)
Receivables from customers	(454,551)	(306,338)
Accounts payable and accrued expenses	12,573	5,787
Payables to brokers, dealers and clearing organizations	240,423	493,374
Payables to customers	950,032	294,047
Securities sold, not yet purchased, at fair value	(526)	13,151
Income taxes payable	(5,042)	11,627
Excess tax benefit from share-based payment arrangements	(2,411)	(3,760)
Other, net	(1,916)	2,217
Net cash provided by / (used in) operating activities	219,017	(71,993)

Cash flows from Investing Activities:
Proceeds from sale of investments	2,815	2,100
Capital purchases	(12,522)	(12,057)
Capitalization of software development costs	(22,406)	(18,042)
Net cash used in investing activities	(32,113)	(27,999)

Cash flows from Financing Activities:
Short-term bank loans	(56,400)	74,000
Payments on long term debt	(19,000)	(14,200)
Excess tax benefit from share-based payment arrangements	2,411	3,760
Common stock issued	4,825	10,540
Common stock repurchased	(9,195)	—
Settlement of share-based awards	(2,390)	—
Net cash (used in) / provided by financing activities	(79,749)	74,100

Effect of exchange rate changes on cash and cash equivalents	(24)	933
Net increase / (decrease) in cash and cash equivalents	107,131	(24,959)
Cash and cash equivalents — beginning of year	183,757	321,298
Cash and cash equivalents — end of period	$290,888	$296,339

Supplemental cash flow information
Interest paid	$5,264	$8,077
Income taxes paid	$43,210	$18,694

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc., (“ITG Solutions Network”) a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. (“Macgregor”), a leading provider of trade order management technology and connectivity services for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of transaction cost analysis and transition consulting and related services to the plan sponsor community.

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

The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan, as well as a research and development facility in Israel.

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. A company that adopts FAS 159 will measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date, with any differences between the carrying amount of the selected item and its fair value as of the adoption date being included as a cumulative-effect adjustment to beginning retained earnings. The objective of the standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently, as required under existing accounting principles. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The standard does not affect any literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of FAS 159 did not have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations”, (“FAS 141R”) and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51”, (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. In addition to expanding the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained, significant changes in the accounting for business combination transactions resulting from the issuance of FAS 141R include: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date (nullification of Emerging Issues Task Force (“EITF”) Issue 99-12), (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings, (iv) with limited exception, the recognition of preacquisition gain and loss contingencies at their acquisition-date fair values, (v) capitalization of in-process research and development assets acquired at acquisition date fair value, (vi) recognition of acquisition-related transaction costs as expense when incurred, (vii) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in FASB Statement 146 are met as of the acquisition date, and (viii) recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

Significant changes in the accounting for noncontrolling (minority) interests resulting from the issuance of FAS 160 include: (i) classification of noncontrolling interests as a component of consolidated stockholders’ equity, (ii) earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense with earnings attributable to noncontrolling interest disclosed on the face of the income statement (the elimination of “minority interest” accounting in results of operations), (iii) attribution of losses to the noncontrolling interest is required, even when those losses exceed the noncontrolling interest in the equity of the subsidiary, (iv) accounting for both increases and decreases in a parent’s controlling ownership interest that do not result in a loss of control of the subsidiary as transactions in the equity of the consolidated entity, and (v) accounting for changes in a parent’s ownership interest that result in the loss of control of the subsidiary as a new basis recognition event that results in a gain or loss recognition on the transaction in which control is ceded and on the revaluation to fair value of any retained ownership interest in the henceforth unconsolidated entity. In consolidated financial statements issued after the effectiveness of FAS 160, retroactive restatement of prior periods is required for the directives described in points (i) and (ii) above.

FAS 141R and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS 141R and FAS 160 to have a material impact on our consolidated results of operations and financial condition.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133”, (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  FAS 161 requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  We believe the principal impact of adopting FAS 161 will be to require us to expand our disclosures regarding derivative instruments.

On June 16, 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  This FSP was issued to address questions that arose in practice regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, “Earnings Per Share”.  The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities (a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, regardless of the form of participation).  This method determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings.  In FSP 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application is not permitted.  This FSP also requires that all prior-period EPS data be adjusted retrospectively.  We do not expect the adoption of FSP 03-6-1 to impact us as unvested share-based payment awards do not contain rights to receive nonforfeitable dividends or dividend equivalents.

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

FAS 157 applies to all financial instruments that are measured and reported on a fair value basis. We include items reported at fair value in “securities owned, at fair value”, “securities sold, but not yet purchased, at fair value”, “cash and cash equivalents”, “other assets” and “accounts payable and accrued expenses” on the Condensed Consolidated Statements of Financial Condition.

As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we often use certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we categorize our fair value measured financial instruments according to the fair value hierarchy prescribed by FAS 157. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The adoption of FAS 157 had a minimal effect on the values of those financial assets and liabilities which we carry at fair value.  Fair value measurements on a recurring basis are as follows (dollars in thousands):

	June 30, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,236	$4,236	$—	$—
Money market mutual funds	40,260	40,260	—	—
U.S. Government money market mutual funds	181,471	181,471	—	—
Securities owned, at fair value:
Trading securities	623	623	—	—
Available-for-sale securities	2,809	2,809	—	—
Equity index mutual funds	3,598	3,598	—	—
Bond mutual funds	2,315	2,315	—	—
Other assets
Currency forward contracts	558	—	558	—
Total assets	$235,870	$235,312	$558	$—

Liabilities
Accounts payable and accrued expenses:
Interest rate swaps	$864	$—	$864	$—
Securities sold, not yet purchased, at fair value:
Common stock	326	326	—	—
Total liabilities	$1,190	$326	$864	$—

Cash and cash equivalents include money market mutual funds (principally U.S. and U.S. Government money market mutual funds), which are exchange traded.

Securities owned, at fair value and securities sold, not yet purchased includes common stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Interest rate swaps are valued based upon forward interest rate settings and credit risk, and approximate the discounted net cash flow which would have been realized if the swaps had been sold at the balance sheet date.  Currency forward contracts are valued based upon forward exchange rates and approximate the credit risk adjusted discounted net cash flow that would have been realized if the contracts had been sold at the balance sheet date.

(3) Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under FAS 133 are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Condensed Consolidated Statements of Financial Condition in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our London Interbank Offered

Rate (“LIBOR”) based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method, which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of swap participants to fully satisfy their obligations under the swap agreements. During 2008, the net settlements from these swaps increased interest expense by approximately $0.4 million.  Based on the current interest rate environment, approximately $0.5 million of the after-tax realized loss within accumulated other comprehensive income is expected to be reclassified into earnings in the next twelve months.

Economic  Hedges

We enter into rolling three month forward contracts to sell Euros and buy British Pounds to economically hedge against currency movements on Euro deposits we hold in banks across Europe for equity trade settlement.  The notional amounts of the contracts are adjusted on the rollover date if necessary.  As we have not designated these contracts as hedges under FAS 133, the changes to their fair values are recognized immediately in earnings.

Fair Values of Derivatives Held

The following table summarizes our derivative instruments, which are carried at fair value (dollars in thousands):

	Asset / (Liability)
	June 30, 2008	December 31, 2007
Interest rate swaps	$(864)	$(807)
Currency forward contracts	558	(984)

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Customer Protection Rule”), (iii) a special reserve bank account for the exclusive benefit of brokers maintained by ITG Inc., (iv) funds relating to the securitization of a letter of credit and a bank guarantee supporting two U.S. leases, (v) funds on deposit for European trade settlement activity, (vi) a segregated balance maintained by our Japanese operations on behalf of its customers under certain directed brokerage arrangements, and (vii) funds relating to the securitization of a bank guarantee supporting an Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Corporate stocks—trading securities	$623	$1,337	$326	$859
Corporate stocks—available-for-sale	2,809	267	—	—
Mutual funds	5,913	6,418	—	—
Total	$9,345	$8,022	$326	$859

Securities owned consists of securities positions held by the Company resulting from temporary positions in securities in the normal course of our agency trading business, mutual fund positions, as well as 55,440 shares of common stock in the NYSE Group, Inc. (“NYX Shares”) we received in March 2006 as consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. (“the “NYSE Merger”).  In March 2008, 52,400 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on their sale (ending on March 7, 2009) was less than one year.  At December 31, 2007, there were 3,040 shares classified as available-for-sale and 52,400 NYX Shares were classified as investments at cost within “other assets”.  For more information, see Note 6, “Securities Owned and Sold, Not Yet Purchased” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Securities sold, not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

Available-for-Sale Securities

Unrealized holding gains and losses for available-for-sale securities, which are reported in accumulated other comprehensive income until realized, are as follows:

	After Tax Unrealized Holding Gain/(Loss)
	June 30, 2008	December 31, 2007
Positions with net gains	$—	$54
Positions with net (losses)	(135)	—
Total gain / (loss)	$(135)	$54

There were no sales of available-for-sale securities in the six month periods ended June 30, 2008 and 2007.

(6) Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which addressed how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The cumulative impact of our reassessment of uncertain tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

As of the adoption date, we had accrued interest expense of $4.6 million, gross of related tax effects of $1.8 million, related to our unrecognized tax benefits. As of June 30, 2008, we had accrued interest expense of $6.7 million, gross of related tax effects of $2.7 million, related to the unrecognized tax benefits. As a continuing policy, we recognize interest accrued related to unrecognized tax benefits as income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense.

(7) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
U.S. Operations	$387,869	$388,105	$28,543	$29,887
International Operations	34,728	34,669	1,403	1,431
Total	$422,597	$422,774	$29,946	$31,318

Amortizable other intangibles are amortized over their respective estimated useful lives, which range from three to eighteen years. During the three and six months ended June 30, 2008, we recognized intangible amortization expense of $0.7 million and $1.4 million, respectively.  At June 30, 2008, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other proprietary trade names.

During the six months ended June 30, 2008 (“First Half 2008”), no goodwill or intangibles were deemed impaired and accordingly, no write-off was required.

(8) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Broker-dealers	$1,093,006	$437,877	$719,468	$478,295
Clearing organizations	171	1,044	5,946	18,829
Deposits for securities borrowed	91,221	113,601	—	—
Securities loaned	—	—	7,077	—
Allowance for doubtful accounts	(2,317)	(1,463)	—	—
Total	$1,182,081	$551,059	$732,491	$497,124

Receivables from and Payables to Customers

The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Customers	$1,138,875	$678,875	$1,409,182	$457,105
Allowance for doubtful accounts	(2,147)	(2,353)	—	—
Total	$1,136,728	$676,522	$1,409,182	$457,105

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2008	December 31, 2007
Accrued compensation and benefits	$55,588	$46,356
Accrued soft dollar research payables	47,320	39,696
Deferred compensation	28,960	29,223
Trade payables	21,725	27,440
Deferred revenue	13,334	13,580
Acquisition payment obligation	5,511	5,606
Accrued transaction processing	4,018	2,382
Other accrued expenses	22,910	22,180
Total	$199,366	$186,463

(10) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose.  Borrowings under these arrangements bear interest at federal funds rate plus a spread of 50 – 100 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day).  The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings.  At June 30, 2008, we had $45.0 million in short-term bank loans under these pledge facilities at a weighted average interest rate of 3.42%.

We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate.  Each advance under the line of credit is due at a specified maturity date with no prepayment option.  At June 30, 2008, we had no borrowings outstanding under this facility.

(11) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement (“Credit Agreement”) fully underwritten by a syndicate of banks. The Credit Agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has no outstanding balance at June 30, 2008. The current borrowings under the Term Loan bear interest based upon the Three-Month LIBOR plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in “other assets” on the accompanying Condensed Consolidated

Statements of Financial Condition and are amortized to interest expense over the life of the loan.

At June 30, 2008, we had $113.5 million in outstanding debt under the Term Loan following scheduled principal payments of $19.0 million in First Half 2008. The terms of our credit facility include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2008	$19.0
2009	47.6
2010	46.9
$113.5

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $1.7 million and $4.0 million in the three months ended June 30, 2008 (“Second Quarter 2008”) and First Half 2008, respectively.

Pursuant to the terms of the Credit Agreement, we are required to maintain certain financial ratios and operating statistics and are also subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also, in accordance with the terms of the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan was hedged by interest rate swap agreements at June 30, 2008.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30,
	2008	2007
Three Months Ended
Net income for basic and diluted earnings per share	$25,740	$27,211
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,705	44,338
Effect of dilutive securities	551	709
Average common shares used in diluted computation	44,256	45,047
Earnings per share:
Basic	$0.59	$0.61
Diluted	$0.58	$0.60

Six Months Ended
Net income for basic and diluted earnings per share	$58,728	$51,921
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,667	44,207
Effect of dilutive securities	585	733
Average common shares used in diluted computation	44,252	44,940
Earnings per share:
Basic	$1.34	$1.17
Diluted	$1.33	$1.16

The following is a summary of anti-dilutive options not included in the detailed earnings per share computations (amounts in thousands):

	June 30,
	2008	2007
Three months ended	460	201
Six months ended	423	201

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income as of June 30, 2008, are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
Currency translation adjustment	$21,285	$—	$21,285
Unrealized holding loss on securities, available-for-sale	(229)	94	(135)
Unrealized loss on hedging activities	(864)	348	(516)
Total	$20,192	$442	$20,634

The unrealized holding loss on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(14) Net Capital Requirement

ITG Inc., AlterNet, Blackwatch Brokerage Inc. (“Blackwatch”) and ITG Derivatives are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, Blackwatch and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet, $500,000 for ITG Derivatives and $5,000 for Blackwatch, or 6 2/3% of aggregate indebtedness.

Our net capital balances and the amounts in excess of required net capital at June 30, 2008 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$118.5	$115.7
AlterNet	3.7	3.6
Blackwatch	5.1	5.0
ITG Derivatives	2.0	1.4

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of June 30, 2008, ITG Inc. had a $17.9 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, “Computation for Determination of Reserve Requirements”.

In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2008 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$39.8

International Operations
Australia	$5.4
Europe	7.0
Hong Kong	25.6
Japan	1.2

(15) Segment Reporting

Segment information is presented in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan, as well as a research and development facility in Israel.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
Three Months Ended June 30, 2008
Total revenues	$131,710	$19,750	$28,897	$180,357
Income before income tax expense	40,055	6,068	(2,053)	44,070
Capital purchases	5,677	506	1,471	7,654

Three Months Ended June 30, 2007
Total revenues	$133,495	$17,146	$25,010	$175,651
Income before income tax expense	40,734	4,368	1,452	46,554
Capital purchases	3,804	1,665	1,318	6,787

Six Months Ended June 30, 2008
Total revenues	$286,080	$41,430	$57,125	$384,635
Income before income tax expense	94,049	12,732	(3,658)	103,123
Identifiable assets	1,016,443	627,150	1,641,747	3,285,340
Capital purchases	9,698	883	1,941	12,522

Six Months Ended June 30, 2007
Total revenues	$265,066	$33,487	$46,026	$344,579
Income before income tax expense	78,977	8,983	936	88,896
Identifiable assets	1,120,669	554,318	796,340	2,471,327
Capital purchases	7,454	2,596	2,007	12,057

Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2008	2007
Revenues: Three Months Ended June 30,
United States	$131,710	$133,495
Canada	19,750	17,146
Europe	20,290	17,724
All other	8,607	7,286
Total	$180,357	$175,651

Revenues: Six Months Ended June 30,
United States	$286,080	$265,066
Canada	41,430	33,487
Europe	40,524	32,462
All other	16,601	13,564
Total	$384,635	$344,579

Long-lived Assets at June 30,
United States	$506,784	$470,935
Canada	5,575	3,799
Europe	40,250	36,167
All other	7,346	6,754
Total	$559,955	$517,655

The Company’s long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, intangibles, debt issuance costs and investments in unconsolidated affiliates.

(16) Subsequent Events

On July 30, 2008, BLOCKalert became a wholly owned subsidiary of ITG following its purchase of the 50% equity interest held by its former joint venture partner for $10 million in cash.

On July 30, 2008, our Board of Directors re-authorized the purchase of the remaining 504,124 shares of common stock of the Company not yet purchased under a 2004 authorization and authorized the purchase of up to an additional 2,000,000 shares.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations.  The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, connectivity and research services. The International Operations segment includes our trading, connectivity and research service businesses in Europe, Australia, Hong Kong and Japan (the latter three of which may be collectively referred to as “Asia Pacific”), as well as a research and development facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific, and (iii) our commission rates. Commission revenues are generated by orders delivered to us from our order and execution management products and other vendors’ products, as well as direct computer-to-computer links to customers through ITG Net (our financial communications network) and third party networks and phone orders from our customers. In Canada, we also generate revenue from interlisted arbitrage trading, where we profit from small price differences by simultaneously purchasing and selling the same equity security in the Canadian and U.S. markets. We also generate recurring revenues, which are largely fee or subscription-based rather than transaction-based, and are therefore significantly less sensitive to fluctuations in the level of trading activity. Our subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management system services.

We provide a comprehensive suite of products that span the trading continuum. In First Half 2008, we focused on certain strategic objectives, including global product growth, asset class diversification and the expansion of the ITG Net offering. We also continued to move forward with the development of ITG Triton X, the integration of our Triton and Macgregor XIP systems. The first version of ITG Triton X has been rolled out to some clients and we continue to work on enhancements for the next version.

Our international segment continued to make progress in First Half 2008, although the market downturn affected our sequential quarterly revenues due to the ad valorem pricing in Europe and Asia.  Our International and Canadian Operations (collectively) comprised 26% of revenues in First Half 2008 up from 23% in the six months ended June 30, 2007 (“First Half 2007”). While the global credit crunch has caused markets to decline globally, we remain confident in our ability to grow our non-US businesses in the long term.  In addition, we continued our efforts to roll out Triton and additional algorithms to our clients in international regions.

We continue to make progress on our strategy to bring enhanced equity options and futures capabilities to our U.S. client base.  ITG Matrix, our multi-asset class front end product, was rolled out to additional clients, and progress continues to be made toward adding multi-asset capabilities to ITG’s established front ends, Triton and Radical.

Executive Summary

In Second Quarter 2008, our consolidated revenues increased $4.7 million to $180.4 million, while our operating expenses grew $7.2 million to $136.3 million, as compared to the three months ended June 30, 2007 (“Second Quarter 2007”). Our reported net income for Second Quarter 2008 was $25.7 million, or $0.58 per diluted share, as compared to $27.2 million, or $0.60 per diluted share in Second Quarter 2007.

Our U.S. commission revenues decreased slightly to $109.6 million versus Second Quarter 2007 as the activity of our institutional clients decreased due to the weakening U.S. equities market.  As our core client base is made up of institutional clients, we are affected by trends in this sector of the marketplace. Investment Company Institute (“ICI”) data tracks the inflows and outflows of the combined assets of U.S. mutual funds. The most recent ICI data, which covers the year to date through May 2008, indicates that there have been significant outflows from mutual funds compared to the same time period in 2007. This tends to indicate a decline in activity among this group.

Market volatility, as measured by the CBOE Volatility Index (VIX), trended lower in the first two months of the quarter, but increased in June.  In a challenging U.S. market environment, our U.S. commission revenue declined 1%.

Canadian commission revenues grew 15% versus Second Quarter 2007 reflecting growth from our direct market access products.  Total Canadian revenues increased $2.6 million, or 15%, with pre-tax profitability of $6.1 million, an increase of 39% from Second Quarter 2007.  Favorable exchange rate impact from a weakened U.S. Dollar added $1.6 million to total revenues and $0.5 million to pre-tax income.

International Operations revenues for Second Quarter 2008 increased $3.9 million, or 16%, versus Second Quarter 2007, reflecting a substantial increase in volume and the market value of executions.  Revenue growth also included $0.3 million of favorable exchange rate impact.  Our International Operations posted a pre-tax loss of $2.1 million, which included $0.6 million of unfavorable exchange rate impact, despite strong commission revenue growth from our continued investment in the expansion and globalization of our product line.

Results of Operations — Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$109,600	$110,716	$(1,116)	(1)
Recurring	21,130	19,883	1,247	6
Other	980	2,896	(1,916)	(66)
Total revenues	131,710	133,495	(1,785)	(1)

Expenses
Compensation and employee benefits	42,298	44,031	(1,733)	(4)
Transaction processing	10,423	13,766	(3,343)	(24)
Other expenses	37,191	32,300	4,891	15
Interest expense	1,743	2,664	(921)	(35)
Total expenses	91,655	92,761	(1,106)	(1)
Income before income tax expense	$40,055	$40,734	$(679)	(2)
Pre-tax margin	30.4%	30.5%	(0.1)%

U.S. revenues include $5.1 million of revenues from ITG Derivatives, acquired in the third quarter of 2007, and were down 1% from the prior year quarter.

Commission revenues for the quarter were 1% below prior year levels reflecting lower share volumes and revenue per share in our core equities business, which were partially offset by $5.0 million in commissions from ITG Derivatives and $4.7 million in revenue sharing arrangements with our network business, ITG Net.  Transaction processing costs declined 24%, as we have benefited from our move to a self-clearing broker-dealer in May 2007 while also migrating towards lower-cost execution venues.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2008	2007	Change	% Change
Total trading volume (in billions of shares)	12.0	12.1	(0.1)	(1)
Trading volume per day (in millions of shares)	187.2	191.4	(4.2)	(2)
Average revenue per share ($)	$0.0083	$0.0089	$(0.0006)	(7)
U.S. market trading days	64	63	1	2

*Represents core equity business excluding ITG Derivatives and commission revenue share from ITG Net.

Recurring revenues increased $1.2 million, or 6%, reflecting growth in the number of ITG Net network connections.

Other revenues decreased $1.9 million primarily due to the decline in interest rates on our money market investments.

U.S. compensation and employee benefits expense decreased by $1.7 million despite a 9% increase in average headcount associated with the expansion of our business, including the acquisition of ITG Derivatives, as decreases in performance related compensation and other employee related costs more than offset annual merit compensation increases and higher benefit and payroll tax costs.  Higher compensation costs related to product development were partially offset by higher capitalizable salaries from product development efforts.

Other expenses increased $4.9 million (including $1.3 million attributable to ITG Derivatives) to $37.2 million, with the increase driven by (i) amortization expense related to new product releases, (ii) infrastructure investment in data centers and communications, (iii) market data fees related to increased usage of our front-end trading systems, (iv) legal fees, and (v) depreciation expense.

Interest expense declined 35% due to the impact of significantly lower LIBOR interest rates on the unhedged portion of our long term debt, as well as a lower outstanding debt balance.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$15,967	$13,918	$2,049	15
Recurring	362	752	(390)	(52)
Other	3,421	2,476	945	38
Total revenues	19,750	17,146	2,604	15

Expenses
Compensation and employee benefits	5,595	5,605	(10)	0
Transaction processing	3,211	3,714	(503)	(14)
Other expenses	4,876	3,459	1,417	41
Total expenses	13,682	12,778	904	7
Income before income tax expense	$6,068	$4,368	$1,700	39
Pre-tax margin	30.7%	25.5%	5.2%

Revenue and pre-tax profit growth included a significant favorable exchange rate impact of $1.6 million and $0.5 million, respectively, for the quarter, as the Canadian Dollar appreciated strongly against the U.S. Dollar. ITG Canada also achieved total client share volume growth of 18% from Second Quarter 2007 to 2.4 billion shares, primarily on the strength of its direct market access business. Commission revenues increased at a more modest pace than share volume due to pricing pressure in the highly competitive marketplace.  Interlisted arbitrage trading revenues, included in other revenues in the Condensed Consolidated Statements of Income, increased 33% to $3.2 million.

Total expenses increased 7%, including a $1.1 million unfavorable exchange rate impact.  Excluding the unfavorable exchange rate impact total expenses decreased 1%.

Total compensation and employee benefits were flat versus the prior year quarter despite a headcount increase and an unfavorable exchange rate impact of $0.4 million. Increases in salaries, benefits and employer payroll taxes attributable to an increase in the average number of employees over the prior year quarter were offset by reduced performance-based compensation expense.

Transaction processing costs decreased $0.5 million due to reduced clearing costs resulting from a rate change in the second half of 2007 with our carrying broker, reduced TSX fees resulting from a new pricing schedule introduced in the first quarter of 2008, and reduced U.S. execution costs on U.S. ECN’s that became effective in the latter part of 2007.  These savings more than offset the unfavorable exchange rate impact of $0.3 million during the quarter. Total transaction processing amounted to 16.3% of revenues for Second Quarter 2008 compared to 21.7% in the prior year quarter.

Other expenses reflect growth in technology-related and facilities costs, connectivity and market data fees related to increased levels of business and increased consulting fees, as well as unfavorable exchange rate impact.

International Operations

	Three Months Ended June 30,
$ in thousands	2008	2007	Change	% Change
Commission Revenues
Europe	$19,690	$17,274	$2,416	14
Asia Pacific	7,960	6,930	1,030	15
Total commission revenues	27,650	24,204	3,446	14
Recurring revenues	793	316	477	151
Other revenues	454	490	(36)	(7)
Total revenues	28,897	25,010	3,887	16

Expenses
Compensation and employee benefits	10,589	9,994	595	6
Transaction processing	10,699	6,850	3,849	56
Other expenses	9,662	6,714	2,948	44
Total expenses	30,950	23,558	7,392	31
Income before income tax expense	$(2,053)	$1,452	$(3,505)	(241)
Pre-tax margin	(7.1)%	5.8%	(12.9)%

International commission revenues increased 14% to $27.7 million.  The overall exchange rate impact was minimally favorable ($0.2 million) as the benefit of the stronger Australian Dollar was mostly offset by the slightly weaker British Pound, which is a much larger portion of our international revenue base.

Despite a challenging environment in Europe, where turnover on the MSCI Pan-Euro Index was down significantly compared to the prior year quarter, ITG Europe increased commission revenues 14% .  The success of our European strategy of providing clients with a full suite of equity trading applications is readily apparent in the strong growth in our revenue from clients trading direct to the market and utilizing our algorithms to execute trades. In contrast, competition in the crossing and portfolio trading businesses has increased, particularly in light of lower market volumes, higher volatility and lack of confidence in the equity market.

Commission revenue growth in Asia Pacific primarily reflects significant growth in the value of trades in the Hong Kong market.

Transaction processing costs as a percentage of revenues also increased, with a greater proportion of trades executed via more costly direct market trading. In addition, in Europe the geographical mix of our trade executions continued to shift increasingly to continental European markets where we incur significantly higher clearing and execution costs than in the UK market.  This more than offset the lower costs realized in Asia Pacific where a higher proportion of trades were executed in Hong Kong, where we self-clear equity transactions.

Compensation and employee benefits expense reflects increased headcount to support the general expansion of business activity and an unfavorable exchange rate impact of $0.4 million, reduced by a decrease in performance based compensation.

Other expenses reflect higher technology, connectivity, market data and computer hardware fees needed to support increased volumes and more diversified products.  In addition, we experienced increases in software amortization related to the roll out of products, and business development costs, as well as an unfavorable exchange rate impact.

Income tax expense

Our effective tax rate was 41.6% for Second Quarter 2008 compared to 41.5% for Second Quarter 2007.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$241,173	$220,829	$20,344	9
Recurring	41,537	38,261	3,276	9
Other	3,370	5,976	(2,606)	(44)
Total revenues	286,080	265,066	21,014	8

Expenses
Compensation and employee benefits	92,257	88,093	4,164	5
Transaction processing	21,903	29,335	(7,432)	(25)
Other expenses	73,915	63,212	10,703	17
Interest expense	3,956	5,449	(1,493)	(27)
Total expenses	192,031	186,089	5,942	3
Income before income tax expense	$94,049	$78,977	$15,072	19
Pre-tax margin	32.9%	29.8%	3.1%

U.S. revenues include $11.0 million of revenues from ITG Derivatives, acquired in the third quarter of 2007, and increased 8% over the prior year period.

Commission revenues benefited from strong volume growth from our direct market access products, revenues from ITG Derivatives ($10.9 million) and higher commissions from revenue sharing arrangements from ITG Net ($9.5 million), our network business.  Overall commission revenue growth was tempered by lower POSIT crossing revenues and a reduction in revenue per share, as shown in the Key Indicators table below. Transaction processing costs declined 25% as we have benefited from our move to a self-clearing broker-dealer in May 2007.  We also lowered our execution costs as we migrated towards lower-cost execution venues and received rebates totaling $1.4 million from the National Securities Clearing Corporation and the Depository Trust and Clearing Corporation.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2008	2007	Change	% Change
Total trading volume (in billions of shares)	25.7	23.7	2.0	8
Trading volume per day (in millions of shares)	205.8	191.4	14.4	8
Average revenue per share ($)	$0.0086	$0.0091	$(0.0005)	(5)
U.S. market trading days	125	124	1	1

*Represents core equity business excluding ITG Derivatives and commission revenue share from ITG Net.

Recurring revenues increased 9%, reflecting growth in the number of ITG Net network connections and increases in the pricing of our ITG Net connectivity services that went into effect in the second quarter of 2007.

Other revenues decreased $2.6 million primarily due to a decrease in investment income resulting from the decline in interest rates on our money market investments.

U.S. compensation and employee benefits expense increased by $4.2 million, reflecting an 10% increase in average headcount associated with the expansion of our business, including the acquisition of ITG Derivatives, as well as annual merit compensation increases and higher benefit and payroll tax costs, partially offset by a reduction in performance based compensation.

In addition, compensation costs related to product development were partially offset by higher capitalizable salaries from product development efforts.

Other expenses increased $10.7 million (including $2.7 million attributable to ITG Derivatives) to $73.9 million, with the increase driven by (i) amortization expense related to new product releases, (ii) infrastructure investment in data centers and communications, (iii) market data fees related to increased usage of our front-end trading systems, (iv) legal fees, and (v) depreciation expense.

Interest expense declined 27% due to a lower outstanding balance on our long term debt, as well as the impact of significantly lower LIBOR interest rates on the unhedged portion of our debt in Second Quarter 2008.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$33,313	$27,508	$5,805	21
Recurring	737	1,322	(585)	(44)
Other	7,380	4,657	2,723	58
Total revenues	41,430	33,487	7,943	24

Expenses
Compensation and employee benefits	12,348	10,976	1,372	13
Transaction processing	6,712	7,091	(379)	(5)
Other expenses	9,638	6,437	3,201	50
Total expenses	28,698	24,504	4,194	17
Income before income tax expense	$12,732	$8,983	$3,749	42
Pre-tax margin	30.7%	26.8%	3.9%

Revenue and pre-tax profit growth included a significant favorable exchange rate impact of $4.6 million and $1.4 million, respectively, as the Canadian Dollar appreciated strongly against the U.S. Dollar. ITG Canada also achieved total client share volume growth of 29%, primarily on the strength of its direct market access business. Commission revenues increased at a more modest pace than share volume due to pricing pressure in the highly competitive marketplace.  Interlisted arbitrage, included in other revenues in the Condensed Consolidated Statements of Income, trading revenues improved to $7.2 million compared with $4.6 million in the prior year.

Total expenses increased 17%, including a $3.2 million unfavorable exchange rate impact.  Excluding the unfavorable exchange rate impact total expenses increased 4%.

Compensation and employee benefits increased 13%, reflecting an increase in headcount to support the overall growth of our Canadian business while performance related compensation remained relatively unchanged.

Transaction processing costs decreased $0.4 million as savings were realized on exchange fees due to further reductions by the TSX in the first quarter of 2008 and decreases in clearing and settlement charges due to a new pricing agreement with our clearing broker introduced in the second half of 2007, as well as reduced Canadian Depository for Securities (“CDS”) fees.  There continues to be downward pressure on exchange fees in Canada with the availability of several alternative trading destinations, as well as the anticipated launch of another owned by Canada’s largest banks expected in September 2008.

Other expenses reflect growth in technology related and facilities costs, connectivity and market data fees related to increased levels of business and increased consulting fees, as well as unfavorable exchange rate impact.

International Operations

	Six Months Ended June 30,
$ in thousands	2008	2007	Change	% Change
Commission Revenues
Europe	$39,410	$31,537	$7,873	25
Asia Pacific	15,548	12,877	2,671	21
Total commission revenues	54,958	44,414	10,544	24
Recurring revenues	1,656	550	1,106	201
Other revenues	511	1,062	(551)	(52)
Total revenues	57,125	46,026	11,099	24

Expenses
Compensation and employee benefits	21,505	19,076	2,429	13
Transaction processing	20,067	13,230	6,837	52
Other expenses	19,211	12,784	6,427	50
Total expenses	60,783	45,090	15,693	35
Income before income tax expense	$(3,658)	$936	$(4,594)	(491)
Pre-tax margin	(6.4)%	2.0%	(8.4)%

International commission revenues increased $11.1 million, including a favorable exchange rate impact of $0.9 million.

Turnover on the MSCI Pan-Euro Index was down 22% for First Half 2008 versus the prior year. In the challenging environment of First Half 2008, ITG Europe increased commission revenues by 25% over the prior year.  European share volume growth was driven primarily by growth in direct market access and algorithmic products.

Commission revenue growth in Asia Pacific primarily reflects the significant growth in the value of trades in the Hong Kong and Australia markets.

Transaction processing costs also increased as a percentage of revenue, with a greater proportion of trades executed via more costly venues.  In Europe a greater proportion of trades were executed via direct market trading than crossed internally and there was a lower average execution size in our algorithmic trading, thereby increasing costs. In addition, the geographical mix of our trade executions in Europe continued to shift increasingly to continental European markets where we incur significantly higher clearing and execution costs than in the UK market.  This more than offset the lower transaction processing costs in Asia Pacific where a higher proportion of trades were executed in Hong Kong, where we self-clear equity transactions.

Compensation and employee benefits expense reflects increased headcount to support the general expansion of business activity and an unfavorable exchange rate impact of $0.9 million.

Other expenses reflect higher technology, connectivity, market data and computer hardware fees needed to support increased volumes and more diversified products.  In addition, we experienced increases in software amortization related to the roll out of products, business development costs and unfavorable exchange rate impact.

Income tax expense

Our effective tax rate was 43.1% for First Half 2008 compared to 41.6% for First Half 2007.  First Half 2008 was impacted by higher state and local taxes due to our expansion into additional states and higher U.S. and foreign non-deductible expenses.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We principally invest our excess cash in U.S. Government money market funds. At June 30, 2008, cash and cash equivalents and securities owned, at fair value amounted to $300.2 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets and may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of June 30, 2008, we had interest-bearing security deposits totaling $29.9 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we utilize pledge facilities with two banks which have no specific limitations on our additional borrowing capacities (see “Financing Activities” below). In Asia, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $148.4 million and are supported by $25.8 million in restricted cash deposits.

Capital Resources

Our capital resource requirements relate to capital expenditures, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has allowed us to readily access capital markets.

Operating Activities

Cash flows provided by operating activities were $219.0 million in First Half 2008 as compared to the $72.0 million used in operating activities in the prior year.  The increase was primarily attributable to changes in working capital, specifically the net activity related to receivables/payables from/to customers and brokers and lower required segregated cash and deposits with clearing organizations arising from our broker-dealer operations.  The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.

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

Investing Activities

Net cash used in investing activities of $32.1 million includes our investment in premises and equipment and capitalizable software development projects, as we continue to invest in both our infrastructure and our product portfolio.

Financing Activities

Net cash used in financing activities of $79.7 million primarily reflects a net repayment of short-term bank borrowings from our pledge facilities, principal repayments on our Term Loan and the use of funds to repurchase ITG common stock, offset by issuances of our common stock arising from the vesting of equity awards to our employees and their related excess tax benefit of $2.4 million.

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities. Borrowings under these arrangements bear interest at federal funds rate plus a spread of 50 - 100 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At June 30, 2008, we had $45.0 million in short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 10, “Short-Term Bank Loans”, to the condensed consolidated financial statements).

During 2008, we used $19.0 million for principal repayments on the Term Loan under our Credit Agreement (see Note 11, “Long Term Debt”, to the condensed consolidated financial statements). During the same period in 2007, we repaid $14.2 million of Term Loan principal.

The Credit Agreement also provides an available $25 million revolving credit facility that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding borrowings under the revolving credit facility.

During 2008, we repurchased approximately 294,000 shares of our common stock at a cost of approximately $11.6 million, which was funded from our available cash resources.  Approximately 243,000 ($9.2 million) of these shares were purchased under a share repurchase program approved by our Board of Directors on July 22, 2004 and reaffirmed on August 6, 2007.  An additional 51,000 ($2.4 million) shares repurchased pertained solely to the satisfaction of minimum statutory withholding tax upon net settlement of equity awards.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1.

Our net capital balances and the amounts in excess of required net capital at June 30, 2008 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$118.5	$115.7
AlterNet	3.7	3.6
Blackwatch	5.1	5.0
ITG Derivatives	2.0	1.4

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of June 30, 2008, ITG Inc. had a $17.9 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, “Computation for Determination of Reserve Requirements”.

In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2008 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$39.8

International Operations
Australia	$5.4
Europe	7.0
Hong Kong	25.6
Japan	1.2

Liquidity and Capital Resource Outlook

Historically, our working capital and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our Macgregor and Plexus acquisitions, which required long-term financing. We believe that our cash flow from operations, existing cash balances and the available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of the Credit Agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $129.5 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $129.5 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of June 30, 2008, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements. There has been no significant change to such arrangements and obligations since December 31, 2007.

Critical Accounting Estimates

There have been no significant changes to our critical accounting policies and estimates during First Half 2008 from those we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Form 10-K.

Fair Value

Certain of our financial instruments are recorded at fair value in accordance with FAS 157 which we adopted effective January 1, 2008.  The adoption of FAS 157 had a minimal effect on the values of those financial assets and liabilities that we carry at fair value.  These assets and liabilities include:

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

Subsequent Events

On July 30, 2008, BLOCKalert became a wholly owned subsidiary of ITG following its purchase of the 50% equity interest held by its former joint venture partner for $10 million in cash.

On July 30, 2008, our Board of Directors re-authorized the purchase of the remaining 504,124 shares of common stock of the Company not yet purchased under a 2004 authorization and authorized the purchase of up to an additional 2,000,000 shares.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. infringe one or more claims of U.S. Patent No. 7,136,834 (the ‘834 Patent”) through its “Channel ITG” and the “Macgregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet, Inc. filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet Inc. did not own the ‘834 Patent (the patent was owned by Liquidnet Inc.’s corporate parent, Liquidnet Holdings, Inc. (“Liquidnet”)), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively “ITG”) sued Liquidnet in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG’s motion was granted.

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

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2007. Please see our Annual Report on Form 10-K, for the year ended December 31, 2007 (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during First Half 2008, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plans or programs, and the number of shares yet to be purchased under the plans or programs.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2008
To: January 31, 2008	31,341	$47.59	—	747,405

From: February 1, 2008
To: February 29, 2008	—	—	—	747,405

From: March 1, 2008
To: March 31, 2008	5,542	44.08	—	747,405

From: April 1, 2008
To: April 30, 2008	11,354	47.63	—	747,405

From: May 1, 2008
To: May 31, 2008	1,600	40.02	1,600	745,805

From: June 1, 2008
To: June 30, 2008	244,613	37.79	241,681	504,124
Total	294,450	$39.34	243,281

(a) This column includes the acquisition of 51,169 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.

On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which had no expiration date, was publicly announced as part of our 2004 Annual Report on Form 10-K filed on March 15, 2005 and was discussed on multiple earnings calls. The July 22, 2004 authorization was reaffirmed by our Board of Directors on August 6, 2007.  As of June 30, 2008, 0.5 million shares remain under this authorization.  On July 30, 2008, our Board of Directors re-authorized the purchase of the shares remaining under the 2004 authorization and authorized the purchase of an additional 2,000,000 shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

Date of the Meeting—May 6, 2008

Type of Meeting—Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

J. William Burdett
Robert C. Gasser
Timothy L. Jones
Robert L. King
Kevin J. P. O’Hara
Maureen O’Hara
Brian J. Steck

At the meeting, with respect to the election of the directors, ratification of the appointment of KPMG LLP as our independent auditors for the 2008 fiscal year and re-approval of the Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan, the votes were cast in the following manner:

Election of Directors:

Name	For	Withheld
J. William Burdett	40,840,884	160,660
Robert C. Gasser	40,902,414	99,130
Timothy L. Jones	40,899,182	102,362
Robert L. King	38,212,794	2,788,750
Kevin J. P. O’Hara	40,863,113	138,431
Maureen O’Hara	40,847,575	153,969
Brian J. Steck	40,862,867	138,677

Ratification of the appointment of KPMG LLP as our independent auditors for the 2008 fiscal year:

Number of Shares
For	40,871,172
Against	97,999
Abstain	32,373

Re-approval of the Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan:

Number of Shares
For	38,473,183
Against	2,470,534
Abstain	57,827

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	10.1	Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr.

	10.2	Amended and Restated Employment Agreement, dated August 6, 2008, between Investment Technology Group, Inc. and Robert C. Gasser

	10.3	Amended and Restated Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser, dated August 6, 2008.

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 7, 2008	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant