Form 10-Q
period 2008-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2008-11-07
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2008

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

At October 31, 2008, the Registrant had 43,221,301 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Dark Algorithms, ITG Logic, ITG Web Access, ITG Opt, POSIT, POSIT Now,  and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies.  The ITG logo, Best Market Server, End-To-End Trading Solutions, ITG Algorithms, ITG Alpha Capture, ITG Broker Edge, ITG Channel, ITG Compliance, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Post-Trade Analytics, ITG Routers, ITG Single-Stock Algorithms, ITG Single Ticket Clearing, ITG TCA, ITG Trade Ops, ITG Triton X, ITG Wealth Management, Macgregor Electronic Trading, Macgregor XIP, Match Now, PAEG/L, Plexus Plan Sponsor Group, POSIT Alert, POSIT Match, POSIT VWAP, Powered By POSIT, Radical, and Sponsor Monitor are trademarks or service marks of the Investment Technology Group, Inc. companies.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, cash flows, dividends, financing plans, business strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, evolving industry regulations, risk of errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our new products and services offerings, our ability to successfully integrate companies we have acquired, as well as general economic and business conditions, internationally or nationally, securities, credit and financial market conditions, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A “Risk Factors”, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2007, which you are encouraged to read. Our 2007 Annual Report to Shareholders and Form 10-K are also available through our website at http://investor.itg.com.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$291,369	$183,757
Cash restricted or segregated under regulations and other	73,446	71,300
Deposits with clearing organizations	41,703	43,284
Securities owned, at fair value	8,813	8,022
Receivables from brokers, dealers and clearing organizations	1,487,293	551,059
Receivables from customers	955,973	676,522
Premises and equipment, net	46,557	45,886
Capitalized software, net	63,706	50,892
Goodwill	424,246	422,774
Other intangibles, net	32,035	31,318
Deferred taxes	2,595	2,282
Other assets	14,120	13,791
Total assets	$3,441,856	$2,100,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$205,463	$186,463
Short-term bank loans	60,000	101,400
Payables to brokers, dealers and clearing organizations	929,558	497,124
Payables to customers	1,342,923	457,105
Securities sold, not yet purchased, at fair value	584	859
Income taxes payable	25,240	18,320
Deferred taxes	2,735	2,821
Long term debt	104,000	132,500
Total liabilities	2,670,503	1,396,592

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,582,306 and 51,503,221 shares issued at September 30, 2008 and December 31, 2007, respectively, and; 43,201,345 and 43,462,885 shares outstanding at September 30, 2008 and December 31, 2007, respectively	516	515
Additional paid-in capital	217,664	210,071
Retained earnings	737,576	651,677
Common stock held in treasury, at cost; 8,380,961 and 8,040,336 shares at September 30, 2008 and December 31, 2007, respectively	(194,188)	(177,928)
Accumulated other comprehensive income (net of tax)	9,785	19,960
Total stockholders’ equity	771,353	704,295
Total liabilities and stockholders’ equity	$3,441,856	$2,100,887

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Commissions	$162,083	$161,700	$491,527	$454,451
Recurring	21,958	21,122	65,888	61,255
Other	4,237	7,013	15,498	18,708
Total revenues	188,278	189,835	572,913	534,414

Expenses:
Compensation and employee benefits	64,640	63,754	194,038	184,381
Transaction processing	24,421	29,188	73,103	78,844
Occupancy and equipment	14,986	11,913	42,741	34,353
Telecommunications and data processing services	14,026	10,937	39,214	29,971
Other general and administrative	23,004	22,105	69,537	60,582
Interest expense	1,637	2,579	5,593	8,028
Total expenses	142,714	140,476	424,226	396,159
Income before income tax expense	45,564	49,359	148,687	138,255
Income tax expense	18,393	20,179	62,788	57,154
Net income	$27,171	$29,180	$85,899	$81,101

Earnings per share:
Basic	$0.63	$0.66	$1.97	$1.84
Diluted	$0.62	$0.65	$1.95	$1.81

Basic weighted average number of common shares outstanding	43,463	44,100	43,598	44,171
Diluted weighted average number of common shares outstanding	43,869	44,813	44,122	44,884

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2008

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2008	$—	$515	$210,071	$651,677	$(177,928)	$19,960	$704,295

Net income	—	—	—	85,899	—	—	85,899
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(9,857)	(9,857)
Unrealized holding loss on securities available-for-sale (net of tax)	—	—	—	—	—	(565)	(565)
Unrealized gain on hedging instruments (net of tax)	—	—	—	—	—	247	247
Comprehensive income							$75,724
Issuance of common stock for employee stock options (179,583 shares), restricted share awards (136,753 shares) and employee stock unit awards (111,325 shares), including excess tax benefit of $2.5 million	—	1	(2,904)	—	9,676	—	6,773
Issuance of common stock for the employee stock purchase plan (79,085 shares)	—	—	2,317	—	—	—	2,317
Purchase of common stock for treasury (698,737 shares)	—	—	—	—	(23,021)	—	(23,021)
Settlement of share-based awards (69,549 shares)	—	—	—	—	(2,915)	—	(2,915)
Share-based compensation	—	—	8,180	—	—	—	8,180
Balance at September 30, 2008	$—	$516	$217,664	$737,576	$(194,188)	$9,785	$771,353

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from Operating Activities:
Net income	$85,899	$81,101
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	37,995	25,469
Deferred income tax expense	7,107	7,865
Provision for doubtful accounts	24	1,543
Share-based compensation	8,180	5,924
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(3,473)	(20,193)
Deposits with clearing organizations	1,581	(29,394)
Securities owned, at fair value	2,060	(12,169)
Receivables from brokers, dealers and clearing organizations	(1,057,451)	(1,011,864)
Receivables from customers	(346,089)	(867,562)
Accounts payable and accrued expenses	18,762	29,553
Payables to brokers, dealers and clearing organizations	506,774	1,105,210
Payables to customers	990,767	585,717
Securities sold, not yet purchased, at fair value	(261)	8,888
Income taxes payable	2,222	12,298
Excess tax benefit from share-based payment arrangements	(2,480)	(4,114)
Other, net	(4,706)	4,488
Net cash provided by / (used in) operating activities	246,911	(77,240)

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(5,714)	(14,354)
Proceeds from sale of investments	2,815	2,516
Capital purchases	(17,282)	(18,697)
Capitalization of software development costs	(32,234)	(26,466)
Net cash used in investing activities	(52,415)	(57,001)

Cash flows from Financing Activities:
Short-term bank loans	(41,400)	77,900
Payments on long term debt	(28,500)	(21,300)
Excess tax benefit from share-based payment arrangements	2,480	4,114
Common stock issued	6,611	12,677
Common stock repurchased	(23,021)	(29,526)
Settlement of share-based awards	(2,915)	—
Net cash (used in) / provided by financing activities	(86,745)	43,865

Effect of exchange rate changes on cash and cash equivalents	(139)	1,260
Net increase / (decrease) in cash and cash equivalents	107,612	(89,116)
Cash and cash equivalents — beginning of year	183,757	321,298
Cash and cash equivalents — end of period	$291,369	$232,182

Supplemental cash flow information
Interest paid	$7,713	$10,510
Income taxes paid	$53,357	$36,202

Non cash investing activities:
Acquisition payment obligation	$—	$5,606

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”), ITG Derivatives LLC (“ITG Derivatives”) and POSIT Alert LLC (“POSIT Alert”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc., (“ITG Solutions Network”) a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, the Macgregor Group, Inc. (“Macgregor”), a provider of trade order management technology and connectivity services for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of transaction cost analysis and transition consulting and related services to the plan sponsor community.

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

The condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of results.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  Certain revenues previously included in other revenues were reclassified to commissions and certain expenses previously included in other general and administrative were reclassified to compensation and employee benefits in the Condensed Consolidated Statements of Income.

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

On June 16, 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  This FSP was issued to address questions that arose in practice regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, “Earnings Per Share”.  The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities (a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, regardless of the form of participation).  This method determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings.  In FSP 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application is not permitted.  This FSP also requires that all prior-period EPS data be adjusted retrospectively.  We do not expect the adoption of FSP 03-6-1 to impact us as our unvested share-based payment awards do not contain rights to receive nonforfeitable dividends or dividend equivalents.

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

FAS 157 applies to all financial instruments that are measured and reported on a fair value basis. We include items reported at fair value in “securities owned, at fair value”, “securities sold, not yet purchased, at fair value”, “cash and cash equivalents”, “other assets” and “accounts payable and accrued expenses” on the Condensed Consolidated Statements of Financial Condition.

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

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily standard models that consider various assumptions including time value, yield curve, and other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include non-exchange-traded derivatives such as interest rate swaps and currency forward contracts.

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

The adoption of FAS 157 had a minimal effect on the values of those financial assets and liabilities which we carry at fair value.  Fair value measurements on a recurring basis are as follows (dollars in thousands):

	September 30, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,667	$4,667	$—	$—
Money market mutual funds	7,536	7,536	—	—
U.S. Government and other sovereign obligations	186,878	186,878	—	—
Securities owned, at fair value:
Trading securities	1,477	1,477	—	—
Available-for-sale securities	2,172	2,172	—	—
Equity index mutual funds	3,399	3,399	—	—
Bond mutual funds	1,765	1,765	—	—
Other assets
Currency forward contracts	299	—	299	—
Total	$208,193	$207,894	$299	$—

Liabilities
Accounts payable and accrued expenses:
Interest rate swaps	$389	$—	$389	$—
Securities sold, not yet purchased, at fair value:
Common stock	584	584	—	—
Total	$973	$584	$389	$—

Cash and cash equivalents include money market mutual funds (principally U.S. and U.S. Government money market mutual funds), which are exchange traded.

Securities owned, at fair value and securities sold, not yet purchased includes common stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Interest rate swaps, which are valued based upon forward interest rate settings and credit risk, approximate the discounted net cash flow which would have been realized if the swaps had been sold at the balance sheet date.  Currency forward contracts are valued based upon forward exchange rates and approximate the credit risk adjusted discounted net cash flow that would have been realized if the contracts had been sold at the balance sheet date.

(3) Acquisitions

BLOCKalert LLC

On August 16, 2006, we entered into a 50% joint venture agreement with Merrill Lynch, Pierce, Fenner & Smith, Inc. (“Merrill”) to form BLOCKalert LLC (“BLOCKalert”), a global block order crossing service providing a liquidity pool for block orders utilizing our anonymous and independent POSIT crossing system. On July 31, 2008, we acquired the remaining shares of the Block Alert joint venture (now POSIT Alert) that we did not already own for $10.0 million, bringing our ownership up to 100% and resulting in the consolidation of all assets and liabilities in the accompanying Condensed Consolidated Statements of Financial Condition.  The purchase price has been allocated to assets acquired and liabilities assumed based upon an allocation of historical book values and estimated fair market values at the date of acquisition and includes an intangible asset (proprietary software) of $2.8 million.  The $1.7 million excess of our investment cost over the estimated fair value of the net assets acquired has been allocated to goodwill.  The goodwill and intangible assets were assigned to our U.S. Operations segment. The goodwill is deductible for tax purposes.

The BLOCKalert business combination was accounted for under the provisions of FASB Statement No. 141, “Business Combinations” and recorded using management’s estimates derived from preliminary evaluations. The actual purchase price accounting adjustments to reflect the fair value of net assets will be based on management’s final evaluation; therefore, the information above is subject to change pending the final allocation of purchase price.

(4) Derivative Instruments

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

Cash Flow Hedges

During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our London Interbank Offered Rate (“LIBOR”) based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method, which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of swap participants to fully satisfy their obligations under the swap agreements. Through September 2008, the net settlements from these swaps increased interest expense by approximately $0.8 million.  Based on the current interest rate environment, approximately $0.2 million of the after-tax unrealized loss within accumulated other comprehensive income is expected to be reclassified into earnings in the next twelve months.

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

Fair Values of Derivatives Held

The following table summarizes our derivative instruments, which are carried at fair value (dollars in thousands):

	Asset / (Liability)
	September 30, 2008	December 31, 2007
Interest rate swaps	$(389)	$(807)
Currency forward contracts	299	(984)

(5) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Customer Protection Rule”), (iii) funds for a letter of credit and a bank guarantee supporting two U.S. leases, (iv) funds on deposit for European trade settlement activity, (v) a segregated balance maintained by our Japanese operations on behalf of its customers under certain directed brokerage arrangements, and (vi) funds serving as a security deposit for a bank guarantee supporting an Australian lease.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Corporate stocks—trading securities	$1,477	$1,337	$584	$859
Corporate stocks—available-for-sale	2,172	267	—	—
Mutual funds	5,164	6,418	—	—
Total	$8,813	$8,022	$584	$859

Securities owned consists of securities positions held by the Company resulting from temporary positions in securities in the normal course of our agency trading business, mutual fund positions, as well as 55,440 shares of common stock in the NYSE Group, Inc. (“NYX Shares”) that we received in March 2006 as consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. (“the “NYSE Merger”).  In March 2008, 52,400 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on their sale (ending on March 7, 2009) was less than one year.  In October 2008, the restrictions on these shares, originally scheduled to be released March 7, 2009, were lifted.  As a result, these shares are freely tradeable.  At December 31, 2007, there were 3,040 shares classified as available-for-sale and 52,400 NYX Shares were classified as investments at cost within “other assets”.  For more information, see Note 6, “Securities Owned and Sold, Not Yet Purchased” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Securities sold, not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

Available-for-Sale Securities

Unrealized holding gains and losses for available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	September 30, 2008	December 31, 2007
Positions with net gains	$—	$54
Positions with net (losses)	(511)	—
Total gain / (loss)	$(511)	$54

There were no sales of available-for-sale securities in the nine month periods ended September 30, 2008 and 2007.

(7) Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which addressed how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48 a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We had unrecognized tax benefits for tax positions taken of $21.3 million and $15.3 million at September 30, 2008 and December 31, 2007, respectively. We had accrued interest expense of $4.6 million and $3.8 million, net of related tax effects, related to our unrecognized tax benefits at September 30, 2008 and December 31, 2007, respectively.

(8) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
U.S. Operations	$389,566	$388,105	$30,647	$29,887
International Operations	34,680	34,669	1,388	1,431
Total	$424,246	$422,774	$32,035	$31,318

In 2008, we recorded approximately $1.7 million of goodwill and $2.8 million of intangible assets (proprietary software) related to the acquisition of the shares of the BLOCKalert joint venture (now POSIT Alert) that we did not already own.

Amortizable other intangibles are amortized over their respective estimated useful lives, which range from three to eighteen years. During the three and nine months ended September 30, 2008, we recognized intangible amortization expense of $0.7 million and $2.1 million, respectively.  At September 30, 2008, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other proprietary trade names.

During the nine months ended September 30, 2008 (“First Nine Months 2008”), no goodwill or intangibles were deemed impaired and accordingly, no write-off was required.

(9) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Broker-dealers	$1,348,683	$437,877	$906,124	$478,295
Clearing organizations	38,312	1,044	1,422	18,829
Deposits for securities borrowed	101,928	113,601	—	—
Securities loaned	—	—	22,012	—
Allowance for doubtful accounts	(1,630)	(1,463)	—	—
Total	$1,487,293	$551,059	$929,558	$497,124

Receivables from and Payables to Customers

The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Customers	$957,825	$678,875	$1,342,923	$457,105
Allowance for doubtful accounts	(1,852)	(2,353)	—	—
Total	$955,973	$676,522	$1,342,923	$457,105

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2008	December 31, 2007
Accrued soft dollar research payables	$56,124	$39,696
Accrued compensation and benefits	52,765	46,356
Deferred compensation	30,139	29,223
Trade payables	21,110	27,440
Deferred revenue	13,041	13,580
Acquisition payment obligation	5,511	5,606
Accrued transaction processing	2,916	2,382
Other accrued expenses	23,857	22,180
Total	$205,463	$186,463

(11) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose.  Borrowings under these arrangements bear interest at federal funds rate plus a spread of 50 – 100 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day).  The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings.  At September 30, 2008, we had $60.0 million in short-term bank loans under these pledge facilities at a weighted average interest rate of 3.25%.

We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate.  Each advance under the line of credit is due at a specified maturity date with no prepayment option.  At September 30, 2008, we had no borrowings outstanding under this facility.

(12) Long Term Debt

On January 3, 2006, we entered into a $225 million credit agreement (“Credit Agreement”) fully underwritten by a syndicate of banks. The Credit Agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility in the amount of $25 million (“Revolving Loan”). We utilized the $200 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Loan of $25 million is available for future working capital purposes and has no outstanding balance at September 30, 2008. The current borrowings under the Term Loan bear interest based upon the Three-Month LIBOR plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in “other assets” on the accompanying Condensed Consolidated Statements of Financial Condition and are amortized to interest expense over the life of the loan.

At September 30, 2008, we had $104.0 million in outstanding debt under the Term Loan following scheduled principal payments of $28.5 million during 2008. The terms of our credit facility include certain restrictions on the cash proceeds of any sale or issuance of equity, the incurrence of certain further indebtedness, and the sale or other disposition of any of our subsidiaries or assets.

Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2008	$9.5
2009	47.6
2010	46.9
$104.0

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $1.6 million and $5.6 million in the three months ended September 30, 2008 (“Third Quarter 2008”) and First Nine Months 2008, respectively.

Pursuant to the terms of the Credit Agreement, we are required to maintain certain financial ratios and operating statistics and are also subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also, in accordance with the terms of the Credit Agreement, in March 2006 we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 5.064% (plus a 1.25% margin) for a period of three years. As a result of mandatory principal prepayments, approximately 53% of our Term Loan was hedged by interest rate swap agreements at September 30, 2008.

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2008	2007
Three Months Ended
Net income for basic and diluted earnings per share	$27,171	$29,180
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,463	44,100
Effect of dilutive securities	406	713
Average common shares used in diluted computation	43,869	44,813
Earnings per share:
Basic	$0.63	$0.66
Diluted	$0.62	$0.65

Nine Months Ended
Net income for basic and diluted earnings per share	$85,899	$81,101
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,598	44,171
Effect of dilutive securities	524	713
Average common shares used in diluted computation	44,122	44,884
Earnings per share:
Basic	$1.97	$1.84
Diluted	$1.95	$1.81

The following is a summary of anti-dilutive options not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2008	2007
Three months ended	685	214
Nine months ended	445	205

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income as of September 30, 2008, are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After-Tax Effects
Currency translation adjustment	$10,528	$—	$10,528
Unrealized holding loss on securities, available-for-sale	(865)	354	(511)
Unrealized loss on hedging activities	(388)	156	(232)
Total	$9,275	$510	$9,785

The unrealized holding loss on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(15) Net Capital Requirement

ITG Inc., AlterNet, Blackwatch Brokerage Inc. (“Blackwatch”), ITG Derivatives and POSIT Alert are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, Blackwatch, ITG Derivatives and POSIT Alert have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet, $500,000 for ITG Derivatives and $5,000 for Blackwatch and POSIT Alert, or 6 2/3% of aggregate indebtedness.

Our net capital balances and the amounts in excess of required net capital at September 30, 2008 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$109.0	$105.8
AlterNet	3.7	3.6
Blackwatch	7.9	7.8
ITG Derivatives	2.7	2.2
POSIT Alert	2.4	2.4

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of September 30, 2008, ITG Inc. had a $34.7 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, “Computation for Determination of Reserve Requirements”.

In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2008 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$32.1

International Operations
Australia	$4.7
Europe	15.4
Hong Kong	26.8
Japan	0.3

(16) Segment Reporting

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
Three Months Ended September 30, 2008
Total revenues	$141,113	$21,089	$26,076	$188,278
Income before income tax expense	42,599	6,771	(3,806)	45,564
Capital purchases	3,032	175	1,553	4,760

Three Months Ended September 30, 2007
Total revenues	$141,508	$19,114	$29,213	$189,835
Income before income tax expense	43,580	5,177	602	49,359
Capital purchases	3,749	1,939	951	6,639

Nine Months Ended September 30, 2008
Total revenues	$427,193	$62,519	$83,201	$572,913
Income before income tax expense	136,648	19,503	(7,464)	148,687
Identifiable assets	1,133,589	687,710	1,620,557	3,441,856
Capital purchases	12,730	1,058	3,494	17,282

Nine Months Ended September 30, 2007
Total revenues	$406,574	$52,601	$75,239	$534,414
Income before income tax expense	122,557	14,160	1,538	138,255
Identifiable assets	1,165,111	662,634	1,678,527	3,506,272
Capital purchases	11,203	4,535	2,959	18,697

Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2008	2007
Revenues: Three Months Ended September 30,
United States	$141,113	$141,508
Canada	21,089	19,114
Europe	18,647	21,640
All other	7,429	7,573
Total	$188,278	$189,835

Revenues: Nine Months Ended September 30,
United States	$427,193	$406,574
Canada	62,519	52,601
Europe	59,171	54,101
All other	24,030	21,138
Total	$572,913	$534,414

Long-lived Assets at September 30,
United States	$514,504	$494,435
Canada	5,150	5,324
Europe	40,309	37,048
All other	7,610	6,875
Total	$567,573	$543,682

The Company’s long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

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

We provide a comprehensive suite of products that span the trading continuum. In First Nine Months 2008, we focused on certain strategic objectives, including global product growth, asset class diversification, the development of ITG Triton X and the expansion of the ITG Net offering.  In addition, we continue to make progress toward delivering enhanced equity options and futures capabilities to our U.S. client base.  ITG Matrix, our multi-asset class front end product, was rolled out to additional clients and progress continues to be made toward adding futures capabilities to ITG’s established front ends, Triton and Radical.

Our international segment continued to make progress in growing our customer base during 2008, although the market downturn affected our sequential quarterly revenues due to ad valorem pricing in Europe and Asia.  Our International and Canadian Operations collectively comprised 25% of revenues in First Nine Months 2008 up from 24% in the nine months ended September 30, 2007 (“First Nine Months 2007”). While the global credit crisis has caused a significant international market decline, we remain confident in our ability to grow our non-U.S. businesses in the long-term.  We also continued our efforts to roll out Triton, as well as our transaction cost analytics and a broader suite of ITG Algorithms to our clients in international regions.

Executive Summary

In Third Quarter 2008, our consolidated revenues decreased $1.6 million to $188.3 million, while our operating expenses grew $2.2 million to $142.7 million, compared to the three months ended September 30, 2007 (“Third Quarter 2007”). Our reported net income for Third Quarter 2008 was $27.2 million or $0.62 per diluted share, as compared to $29.2 million, or $0.65 per diluted share in Third Quarter 2007.

Our U.S. commission revenues increased 3% versus Third Quarter 2007, due to seasonality in the business as well as the worsening credit crisis, which impacted the activity of our institutional client base and affected our volumes and business mix. Record levels of activity in September 2008, spurred by extreme volatility in the U.S. market, were largely offset by weak summer volumes.  The CBOE Volatility Index (“VIX”), which measures this volatility, reached record levels at the end of September driving increased volumes, the majority of which went to our lower commission direct market access business.  As our core client base is made up of institutional clients, we are affected by trends in this sector of the marketplace. Investment Company Institute (“ICI”) data tracks the inflows and outflows of the combined assets of U.S. mutual funds. The most recent three months of ICI data, which extends through August 2008, showed the largest ever net cash flow out of U.S.-managed equity mutual funds. This may indicate a decline in future activity among these institutional clients.

Canadian commission revenues grew 7% versus Third Quarter 2007 reflecting growth from our direct market access products.  Total Canadian revenues increased 10% generating pre-tax profitability of $6.8 million, an increase of 31% from Third Quarter 2007.

International Operations revenues for Third Quarter 2008 decreased 11% versus prior year, principally reflecting a decrease in the value of equities traded on European markets despite gains we achieved in our market share.  Approximately one third of the revenue decrease was due to unfavorable exchange rate impact.  Our International Operations posted a pre-tax loss of $3.8 million, which included $0.6 million of unfavorable exchange rate impact.

Results of Operations — Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$121,178	$117,585	$3,593	3
Recurring	20,505	19,836	669	3
Other	(570)	4,087	(4,657)	(114)
Total revenues	141,113	141,508	(395)	—

Expenses
Compensation and employee benefits	46,629	47,426	(797)	(2)
Transaction processing	11,680	13,907	(2,227)	(16)
Other expenses	38,568	34,016	4,552	13
Interest expense	1,637	2,579	(942)	(37)
Total expenses	98,514	97,928	586	1
Income before income tax expense	$42,599	$43,580	$(981)	(2)
Pre-tax margin	30.2%	30.8%	(0.6)%

Commission revenues for the quarter increased 3% over prior year levels.  Our average daily volume increased 7%; however some of this benefit was offset by lower revenue per share reflecting a shift in business mix to our direct market access products.  During the quarter, we earned $4.8 million in commissions from ITG Derivatives (versus $3.0 million last year) and $6.2 million in revenue sharing arrangements from our financial communications network business, ITG Net (versus $3.7 million last year).  Transaction processing costs declined 16%, due to our migration towards lower-cost execution venues.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2008	2007	Change	% Change
Total trading volume (in billions of shares)	13.9	12.8	1.1	9
Trading volume per day (in millions of shares)	217.6	203.8	13.8	7
Average revenue per share ($)	$0.0079	$0.0086	$(0.0007)	(8)
U.S. market trading days	64	63	1	2

*Represents core equity business excluding ITG Derivatives and commission revenue share from ITG Net.

Recurring revenues increased 3%, reflecting growth in the number of ITG Net network connections, while other revenues declined due to increased client accommodations, lower interest rates on our money market investments and elimination of revenues from BLOCKalert following its acquisition and consolidation.

U.S. compensation and employee benefits expense decreased 2% reflecting higher headcount required to support the expansion of our business, which was more than offset by decreases in performance related compensation.

Other expenses increased $4.6 million due to (i) amortization expense related to new product releases, (ii) infrastructure investment in data centers and communications, (iii) connectivity and market data fees related to increased levels of business, (iv) legal fees, and (v) depreciation expense, partially offset by a decrease in provision for doubtful accounts resulting from increased collections.

Interest expense declined 37% due to the impact of significantly lower LIBOR interest rates on the unhedged portion of our long term debt, as well as a lower outstanding debt balance.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$16,246	$15,254	$992	7
Recurring	411	891	(480)	(54)
Other	4,432	2,969	1,463	49
Total revenues	21,089	19,114	1,975	10

Expenses
Compensation and employee benefits	5,915	6,014	(99)	(2)
Transaction processing	3,485	3,805	(320)	(8)
Other expenses	4,918	4,118	800	19
Total expenses	14,318	13,937	381	3
Income before income tax expense	$6,771	$5,177	$1,594	31
Pre-tax margin	32.1%	27.1%	5.0%

ITG Canada revenues benefited from higher Toronto Stock Exchange (“TSX”) volumes, as well as significant new business, which contributed approximately half of the increase over the prior year.  Interlisted arbitrage trading revenues, included in other revenues in the Condensed Consolidated Statements of Income, increased 57% to $4.4 million as higher market volatility provided a very favorable trading environment for this business.

Total compensation and employee benefits decreased slightly as higher salaries, benefits and employer payroll tax costs attributable to increased headcount were offset by reduced performance based compensation expense.

Transaction processing costs decreased $0.3 million due to reduced clearing costs resulting from a rate change in the second half of 2007 with our carrying broker, reduced TSX fees resulting from a new pricing schedule introduced in the first quarter of 2008, and reduced U.S. execution costs on U.S. ECNs that became effective in the latter part of 2007.  In addition, we realized cost savings in the current quarter by compressing clearing trades to reduce the number of tickets processed by our carrying broker.  Total transaction processing amounted to 16.5% of revenues for Third Quarter 2008 compared to 19.9% in the prior year quarter.

Other expenses reflect growth in depreciation and amortization expenses, connectivity and market data fees related to increased levels of business and increased consulting fees.

International Operations

	Three Months Ended September 30,
$ in thousands	2008	2007	Change	% Change
Commission Revenues
Europe	$17,929	$21,757	$(3,828)	(18)
Asia Pacific	6,730	7,104	(374)	(5)
Total commission revenues	24,659	28,861	(4,202)	(15)
Recurring revenues	1,042	395	647	164
Other revenues	375	(43)	418	972
Total revenues	26,076	29,213	(3,137)	(11)

Expenses
Compensation and employee benefits	12,096	10,314	1,782	17
Transaction processing	9,256	11,476	(2,220)	(19)
Other expenses	8,530	6,821	1,709	25
Total expenses	29,882	28,611	1,271	4
Income before income tax expense	$(3,806)	$602	$(4,408)	—
Pre-tax margin	(14.6)%	2.1%	(16.7)%

Our International Operations performance for the quarter was significantly affected by the ongoing global credit market turmoil which affected the turnover values upon which our revenues are dependent.

In this environment, ITG Europe commission revenues decreased 18%, as higher share volumes could not offset the decreases in the value of shares traded.  Volatile market conditions and lack of confidence in the equity market resulted in reduced portfolio business and POSIT submissions, as well as a decrease in the use of our direct market access products.  In Europe, the exchange rate impact on commission revenues was unfavorable ($1.2 million) due to the weaker British Pound. The Asia Pacific markets felt the effect of the financial crisis both through lower priced equities and reduced share volumes.

In Europe, transaction processing costs continued to reach higher levels as a result of lower average execution sizes and the continued shift of the geographical mix of our trade executions to continental European markets where we incur significantly higher clearing and execution costs than in the UK market.  This along with an unfavorable exchange rate impact more than offset reductions of local broker charges and a shift in executions to less costly venues in Asia.

Compensation and employee benefits expense reflects increased headcount to support our more diversified product offerings, partially offset by a decrease in performance based compensation.

Other expenses reflect higher technology, connectivity, market data and computer hardware fees needed to support increased volumes and more diversified products.  In addition, we experienced increases in software amortization related to the roll out of products and increased expenses related to infrastructure investment in data centers and communications.

Income tax expense

Our effective tax rate was 40.4% for Third Quarter 2008 compared to 40.9% for Third Quarter 2007.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$362,351	$338,414	$23,937	7
Recurring	62,042	58,097	3,945	7
Other	2,800	10,063	(7,263)	(72)
Total revenues	427,193	406,574	20,619	5

Expenses
Compensation and employee benefits	141,684	137,653	4,031	3
Transaction processing	33,583	43,242	(9,659)	(22)
Other expenses	109,685	95,094	14,591	15
Interest expense	5,593	8,028	(2,435)	(30)
Total expenses	290,545	284,017	6,528	2
Income before income tax expense	$136,648	$122,557	$14,091	11
Pre-tax margin	32.0%	30.1%	1.9%

Commission revenues benefited from strong volume growth from our direct market access products, revenues from ITG Derivatives ($15.6 million) and higher commissions from revenue sharing arrangements from ITG Net ($15.7 million).  Overall commission revenue growth was tempered by significantly lower POSIT crossing revenues and lower revenue per share, as shown in the Key Indicators table below. Transaction processing costs declined 22% as we have benefited from our move to a self-clearing broker-dealer in May 2007.  We also lowered our execution costs as we migrated towards lower-cost execution venues and received rebates totaling $1.4 million from the National Securities Clearing Corporation and the Depository Trust and Clearing Corporation.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2008	2007	Change	% Change
Total trading volume (in billions of shares)	39.7	36.6	3.1	8
Trading volume per day (in millions of shares)	209.8	195.5	14.3	7
Average revenue per share ($)	$0.0083	$0.0089	$(0.0006)	(7)
U.S. market trading days	189	187	2	1

*Represents core equity business excluding ITG Derivatives and commission revenue share from ITG Net.

Recurring revenues increased 7% reflecting growth in the number of ITG Net network connections.

Other revenues decreased $7.3 million due to increased client accommodations, lower interest rates on our money market investments and a decrease in consulting fees, as well as elimination of revenues from BLOCKalert following its acquisition and consolidation.

U.S. compensation and employee benefits expense increased by $4.0 million, reflecting a 10% increase in average headcount associated with the expansion of our business, partially offset by a reduction in performance based compensation.  In addition, compensation costs related to product development were partially offset by higher capitalizable salaries from product development efforts.

Other expenses increased $14.6 million to $109.7 million, with the increase driven by (i) amortization expense related to new product releases, (ii) infrastructure investment in data centers and communications, (iii) connectivity and market data fees related to increased levels of business, (iv) legal fees, and (v) depreciation expense, partially offset by a decrease in provision for doubtful accounts resulting from increased collections.

Interest expense declined 30% due to a lower outstanding balance on our long term debt, as well as the impact of significantly lower LIBOR interest rates on the unhedged portion of our debt in First Nine Months 2008.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2008	2007	Change	% Change
Revenues
Commission	$49,559	$42,762	$6,797	16
Recurring	1,148	2,213	(1,065)	(48)
Other	11,812	7,626	4,186	55
Total revenues	62,519	52,601	9,918	19

Expenses
Compensation and employee benefits	18,263	16,990	1,273	7
Transaction processing	10,197	10,896	(699)	(6)
Other expenses	14,556	10,555	4,001	38
Total expenses	43,016	38,441	4,575	12
Income before income tax expense	$19,503	$14,160	$5,343	38
Pre-tax margin	31.2%	26.9%	4.3%

ITG Canada achieved strong share volume growth from its direct market access business. Commission revenues increased at a more modest pace than share volume due to competitive pricing pressure in the marketplace.  Interlisted arbitrage trading revenues improved to $11.5 million compared with $7.4 million in the prior year, benefiting from higher market volatility.

The Canadian Dollar appreciated strongly against the U.S. Dollar through much of 2008, before weakening in the third quarter.  Consequently, our nine month revenue and pre-tax profit results included a significantly favorable exchange rate impact of $4.8 million and $1.5 million, while total expenses included a $3.3 million unfavorable exchange rate impact.

Compensation and employee benefits increased 7% primarily due to unfavorable exchange rates.  Our Canadian business also increased headcount to support the overall growth of our Canadian business, the impact of which was largely offset by a decrease in performance related compensation and other employee related expenses.

Transaction processing costs decreased $0.7 million as savings were realized on exchange fees due to further reductions by the TSX in the first quarter of 2008, decreases in clearing and settlement charges due to a new pricing agreement with our clearing broker introduced in the second half of 2007, and reduced Canadian Depository for Securities (“CDS”) fees.  There continues to be downward pressure on exchange fees in Canada with the availability of several alternative trading destinations, as well as the anticipated launch of another owned by Canada’s largest banks.

Other expenses reflect growth in depreciation and amortization expenses, connectivity and market data fees related to increased levels of business and increased consulting fees, as well as unfavorable exchange rate impact.

International Operations

	Nine Months Ended September 30,
$ in thousands	2008	2007	Change	% Change
Commission Revenues
Europe	$57,339	$53,294	$4,045	8
Asia Pacific	22,278	19,981	2,297	11
Total commission revenues	79,617	73,275	6,342	9
Recurring revenues	2,698	945	1,753	186
Other revenues	886	1,019	(133)	(13)
Total revenues	83,201	75,239	7,962	11

Expenses
Compensation and employee benefits	34,091	29,738	4,353	15
Transaction processing	29,323	24,706	4,617	19
Other expenses	27,251	19,257	7,994	42
Total expenses	90,665	73,701	16,964	23
Income before income tax expense	$(7,464)	$1,538	$(9,002)	—
Pre-tax margin	(9.0)%	2.0%	(11.0)%

Our International Operations results for First Nine Months 2008 reflect the strong revenue growth achieved in the first six months of 2008, which diminished in Third Quarter 2008 due principally to the global credit crisis.

International commission revenues increased $6.3 million.  The overall exchange rate impact was minimally unfavorable as the benefit of the stronger Australian Dollar was more than offset by the slightly weaker British Pound, which accounts for a much larger portion of our international revenue base.

While turnover on the MSCI Pan-Euro Index was down 23% for First Nine Months 2008 versus the prior year, ITG Europe generated higher commission revenues through share volume increases driven primarily by growth in direct market access and algorithmic products.

Commission revenues in Asia Pacific benefited from the significant growth in the value of trades in the Hong Kong, Japan and Australia markets in the first six months of 2008, a trend which reversed in Third Quarter 2008 as equity prices turned lower.

Transaction processing costs increased as a percentage of revenue, with a greater proportion of trades executed via more costly venues.  In Europe a greater proportion of trades were executed via direct market trading than crossed internally and there was a lower average execution size in our algorithmic trading, thereby increasing costs. In addition, the geographical mix of our trade executions in Europe continued to shift increasingly to continental European markets where we incur significantly higher clearing and execution costs than in the UK market.  This more than offset the reduction of local broker charges and a shift in executions to less costly venues in Asia.

Compensation and employee benefits expense reflects increased headcount to support both the general expansion of business activity and a more diversified product offering, as well as an unfavorable exchange rate, partially offset by a decrease in performance based compensation.

Other expenses reflect higher technology, connectivity, market data and computer hardware fees needed to support increased volumes and more diversified products.  In addition, we experienced increases in software amortization related to the roll out of products, increased expenses related to infrastructure investment in data centers and communications and unfavorable exchange rate impact.

Income tax expense

Our effective tax rate was 42.2% for First Nine Months 2008 compared to 41.3% for First Nine Months 2007.  First Nine Months 2008 was impacted by higher state and local taxes and higher U.S. and foreign non-deductible expenses.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We principally invest our excess cash in U.S. Government money market funds, Government of Canada money market instruments and money market mutual funds. At September 30, 2008, cash and cash equivalents and securities owned, at fair value amounted to $300.2 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets and may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity. As of September 30, 2008, we had interest-bearing security deposits totaling $41.7 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we have historically utilized pledge facilities with two banks which have no specific limitations on our additional borrowing capacities although there is no guarantee that such facilities will continue to be availble to us (see “Financing Activities” below). In Asia, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $152.2 million and are supported by $25.8 million in restricted cash deposits.  We also maintain working capital facilities with a bank in the form of overdraft protection totaling approximately $35.6 million for our European settlement activities.

Capital Resources

Our capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access capital markets.

Operating Activities

Cash flows provided by operating activities were $246.9 million in First Nine Months 2008 as compared to the $77.2 million used in operating activities in the prior year.  The increase was primarily attributable to changes in working capital, specifically the net activity related to receivables/payables from/to customers and brokers.  The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.

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

Investing Activities

Net cash used in investing activities of $52.4 million includes our investment in premises and equipment and capitalizable software development projects, as we continue to invest in both our infrastructure and our product portfolio, as well as our acquisition of the remaining shares of the BLOCKalert joint venture (now POSIT Alert) that we did not already own.

Financing Activities

Net cash used in financing activities of $86.7 million primarily reflects a net repayment of short-term bank borrowings from our pledge facilities, principal repayments on our Term Loan and the use of funds to repurchase ITG common stock, slightly offset by issuances of our common stock arising from the vesting of equity awards to our employees and their related excess tax benefit of $2.5 million.

When funding our securities borrowing activities with short-term bank loans, we utilized pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities.  Borrowings under these arrangements bear interest at federal funds rate plus a spread of 50 - 100 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At September 30, 2008, we had $60.0 million in short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 11, “Short-Term Bank Loans”, to the condensed consolidated financial statements).

During 2008, we used $28.5 million for principal repayments on the Term Loan under our Credit Agreement (see Note 12, “Long Term Debt”, to the condensed consolidated financial statements). During the same period in 2007, we repaid $21.3 million of Term Loan principal.

The Credit Agreement also provides an available $25 million revolving credit facility that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding borrowings under the revolving credit facility.

During 2008, we repurchased approximately 0.8 million shares of our common stock at a cost of approximately $25.9 million, which was funded from our available cash resources.  Approximately 0.7 million ($23.0 million) of these shares were purchased under a share repurchase program approved by our Board of Directors on July 22, 2004.  70,000 ($2.9 million) of the shares repurchased pertained solely to the satisfaction of minimum statutory withholding tax upon net settlement of equity awards.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at all times at least the minimum level of net capital required under Rule 15c3-1.

Our net capital balances and the amounts in excess of required net capital at September 30, 2008 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$109.0	$105.8
AlterNet	3.7	3.6
Blackwatch	7.9	7.8
ITG Derivatives	2.7	2.2
POSIT Alert	2.4	2.4

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of September 30, 2008, ITG Inc. had a $34.7 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, “Computation for Determination of Reserve Requirements”.

In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2008 as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$32.1

International Operations
Australia	$4.7
Europe	15.4
Hong Kong	26.8
Japan	0.1

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer nonperformance. In connection with the settlement of non-U.S. securities transactions, Investment Technology Group, Inc. has provided third party financial institutions with guarantees in amounts up to a maximum of $115.6 million. In the event that a customer of ITG’s subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, Investment Technology Group, Inc. would be required to perform for the amount of such securities up to the $115.6 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each customer.

As of September 30, 2008, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements. There has been no significant change to such arrangements and obligations since December 31, 2007.

Critical Accounting Estimates

There have been no significant changes to our critical accounting policies and estimates during First Nine Months 2008 from those we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during First Nine Months 2008, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plans or programs, and the number of shares yet to be purchased under the plans or programs.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2008
To: January 31, 2008	31,341	$47.59	—	747,405

From: February 1, 2008
To: February 29, 2008	—	—	—	747,405

From: March 1, 2008
To: March 31, 2008	5,542	44.08	—	747,405

From: April 1, 2008
To: April 30, 2008	11,354	47.63	—	747,405

From: May 1, 2008
To: May 31, 2008	1,600	40.02	1,600	745,805

From: June 1, 2008
To: June 30, 2008	244,613	37.79	241,681	504,124

From: July 1, 2008
To: July 31, 2008	10,308	27.13	—	2,504,124

From: August 1, 2008
To: August 31, 2008	252,596	30.57	245,019	2,259,105

From: September 1, 2008
To: September 30, 2008	210,932	30.10	210,437	2,048,668
Total	768,286	$33.76	698,737

(a) This column includes the acquisition of 69,549 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.

On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which has no expiration date, was publicly announced as part of our 2004 Annual Report on Form 10-K filed on March 15, 2005 and was discussed on multiple earnings calls. The July 22, 2004 authorization was reaffirmed by our Board of Directors on August 6, 2007.  On July 30, 2008, our Board of Directors re-authorized the purchase of the shares remaining under the 2004 authorization and authorized the purchase of an additional 2.0 million shares of our common stock.  As of September 30, 2008, approximately 2.0 million shares remain under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during Third Quarter 2008.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

10.1	Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan (as incorporated by reference as Exhibit 10.1 to the Form 8-K dated October 14, 2008).

10.2	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Form 8-K dated October 14, 2008).

31.1	Rule 13a-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a) Certification (filed herewith)

32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 7, 2008	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant