Form 10-K
period 2008-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2009-03-02
CIK 920424

Use these links to rapidly review the document
2008 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

 Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2008: $1,457,829,514	Number of shares outstanding of the Registrant's Class of common stock at February 17, 2009: 43,326,109

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2009 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

 2008 FORM 10-K ANNUAL REPORT

Investment Technology Group, ITG, AlterNet, ITG Dark Algorithms, ITG Logic, ITG Web Access, ITG Opt, Macgregor XIP, POSIT, POSIT Match, POSIT Now, and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. The ITG logo, Best-In-Class Solutions Across the Investment Continuum, Best Market Server, Building the New Buyside, End-To-End Trading Solutions, Hedge Pro, ITG Algorithms, Alpha Capture, ITG Broker Edge, ITG Channel, ITG Compliance, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Post-Trade Analytics, ITG Routers, ITG Single-Stock Algorithms, ITG Single Ticket Clearing, ITG TCA, ITG Trade Ops, ITG Triton X, Macgregor Electronic Trading, Match Now, PAEG/L, Plexus Plan Sponsor Group, POSIT Alert, POSIT VWAP, Powered By POSIT, Radical, Sponsor Monitor and Trading Analytic Widgets are trademarks or service marks of the Investment Technology Group, Inc. companies.

i

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements.

        Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, changes in commission pricing, evolving industry regulations, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, changes in tax policy or accounting rules, fluctuations in foreign exchange rates, as well as general economic, business, credit and financial market conditions, internationally or nationally, and adverse changes or volatility in interest rates.

        Certain of these factors, and other factors, are more fully discussed in Item 1A, "Risk Factors", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Annual Report on Form 10-K, which you are encouraged to read.

ii

PART I

Item 1.    Business

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet"), ITG Derivatives LLC ("ITG Derivatives") and POSIT Alert LLC ("POSIT Alert"), United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. ("ITG Japan"), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc. ("ITG Solutions Network"), a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community and Plexus Plan Sponsor Group, Inc. ("Plexus"), a provider of trading process analysis, transition consulting and related services to the plan sponsor community.

        Investment Technology Group, Inc. (NYSE: ITG) is a specialized agency brokerage and financial technology firm that partners with asset managers globally to provide innovative solutions spanning the investment continuum. A leader in electronic trading since launching POSIT in 1987, ITG's integrated approach now includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Asset managers rely on ITG's independence, experience and agility to help mitigate risk, improve performance and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations (see note 23, "Segment Information", to the consolidated financial statements). The U.S. Operations segment provides trading, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, network connectivity and research services. The International Operations segment includes our trading, trade order management, network connectivity and research service businesses in Europe, Australia, Hong Kong, Japan and Singapore, as well as a technology research and development facility in Israel.

Product Overview

        ITG offers a wide range of end-to-end trading solutions, which are summarized below. Each product is offered in the U.S. and certain other jurisdictions, as further described in the section entitled "Non-U.S. Operations". The entire product line is described in more detail in the "Product Detail" section commencing on page 3.

PRE-TRADE OFFERINGS

Portfolio Management, Optimization & Compliance

  •
  ITG Opt—strategic portfolio construction and complex optimization tool

  •
  ITG Compliance—daily and real-time pre-trade portfolio compliance monitoring system

  •
  ITG Fair Value—independent fair value securities pricing model for mutual funds

Pre-Trade Analytics

  •
  ITG Logic—risk management and trading cost reduction tool

  •
  ITG Data Analytics—provides portfolio managers and traders with analytics that can be incorporated into their decision-making tools

TRADE OFFERINGS

Execution, Management & Connectivity

  •
  Triton—global execution management system ("EMS")

  •
  Radical—active single-stock and options EMS

  •
  ITG Matrix—low latency multi-asset EMS

  •
  ITG Channel—sweeping utility providing access to ITG liquidity from order management system ("OMS") blotters

  •
  ITG Triton X—a comprehensive enterprise order and execution management system ("OEMS") that is currently available in Version 1.0 and under continued development

  •
  Macgregor XIP—multi-asset OMS

  •
  ITG Net—global, broker- and platform-neutral financial communications network

  •
  Trading Services—global agency trading services for portfolio and hedge fund trading; commission sharing and broker payment services; hedge fund start up services

  •
  Commission Management Services—full-service administration of global Client Commission Arrangements ("CCAs") and Commission Sharing Arrangements ("CSAs").

Algorithmic Trading

  •
  ITG Algorithms—Dark, List and Single Stock algorithms to automate liquidity access across numerous liquidity pools

POSIT Crossing

  •
  POSIT Match—scheduled point-in-time equity securities matches

  •
  POSIT Now—continuous equity securities matching

  •
  POSIT Alert—alerting service which uncovers equity crossing opportunities in the U.S., Australia and Europe for participating clients

POST-TRADE OFFERINGS

Measurement & Analytics

  •
  ITG Post-Trade Analytics—ITG TCA and Alpha Capture—consulting, analytics and tools for cost assessment and peer comparison to optimize trading performance

  •
  Plexus Plan Sponsor Services—trading process analysis services, pre- and post-transition analysis services and transition consulting

Post-Trade Processing

  •
  ITG Trade Ops—automated post-trade matching and settlement notification services

Product Detail

        Below is a more detailed description of each of our products and services.

Pre-Trade

Portfolio Optimization

  ITG Opt

        ITG Opt is a computer-based equity portfolio optimizer, employing advanced techniques to help portfolio managers construct portfolios that meet their investment objectives. Special features of the system make it particularly useful to long/short and taxable investors, as well as any investor seeking to control transaction costs.

        With ITG Opt, users can construct portfolios that meet a wide range of objectives: managing risk, tracking a benchmark, adjusting portfolio tilt to improve returns and tax lot accounting. It also manages execution costs with the help of ITG's agency cost estimator model.

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

Portfolio Compliance

  ITG Compliance

        ITG Compliance is a comprehensive monitoring, control and reporting solution that provides the ability to centrally manage global portfolio compliance activity across all phases of the investment process, security types and compliance mandates. Pre-trade monitoring helps asset managers avoid potential violations while end-of-day capabilities automate the process of determining daily compliance status across a wide range of investments, funds and mandates. ITG Compliance is available as a standalone offering or as a part of Macgregor XIP. ITG charges license fees for the use of ITG Compliance.

  ITG Fair Value

        ITG Fair Value is a service that helps mutual fund managers meet their obligations to investors and regulators to fairly price their funds, and reduce the occurrence and costs of market timing. Over 80 money managers and fund administrators, covering approximately 650 mutual funds, use ITG Fair Value, which provides adjustment coefficients for more than 62,000 securities across more than 50 markets globally. ITG Fair Value was developed to assist our clients to meet regulatory requirements, achieve greater control over volatile pricing and facilitate improvement in the ongoing fair value process. Covering all major global equity markets, ITG Fair Value supplies a monitoring file for each country, with information on universe coverage and historic performance. The information is updated daily and made available for client download shortly after the market closes.

Pre-Trade Analytics

  ITG Logic

        ITG Logic is a pre-trade analysis tool for traders and portfolio managers that enables them to enhance portfolio returns by helping identify outliers. For example, ITG Logic will identify equities likely to deviate the most from certain benchmarks on any given day. Once outliers are identified, ITG Logic analyzes the implication of different execution strategies and suggests a spectrum of efficient strategies. It is offered through an integrated platform to portfolio managers, traders and transition managers. ITG Logic incorporates a robust cost estimate model, ITG's agency cost estimator, which determines the implicit costs of trading, spread and price impact. Users can input parameters into the model to estimate how much each execution strategy will cost. Trade list optimization capabilities allow users to assess and control portfolio risk; and powerful equity risk models help assess the tradeoff between cost and risk. ITG Logic is designed to give traders and portfolio managers the means to analyze trade lists and liquidity, and to identify strategies to achieve low market impact and low cost trading. ITG Logic also helps predict price movement and stock inter-relationships in order to measure impact and assess risk.

        ITG Logic permits consolidated reporting and various delivery mechanisms. ITG Logic offers web-based browser delivery and the system includes web-services functionality, allowing swift integration with proprietary client and third party OMSs and EMSs. Data input and reporting are facilitated through web browsers, real-time dynamic Microsoft Excel spreadsheet applications, and integration into OMSs. The ITG Logic tool is offered on a standalone basis, through Triton, Macgregor XIP and certain third party OMSs and EMSs.

  ITG Data Analytics

        The ITG Data Analytics service provides portfolio managers and traders with analytics that can be incorporated into their decision-making tools. The analytics include Cost Curves, Risk Models, End-of-Day and High-Frequency analytics. The data is available in a convenient file format that is easily incorporated into optimizers, proprietary models and research applications. Clients use this data to mitigate risk across the investment process, increase productivity and generate higher levels of alpha.

Trade

Execution Management

  Triton

        Triton is ITG's award-winning, multi-asset EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global, list-based and single stock trading. Triton was built using Windows-based architecture for ease of use, customization and tight integration with the user's preferred trading workflow.

        Fully customizable, multi-asset and broker neutral, Triton provides access to an array of equity and equity derivatives execution venues and automated trading strategies, including access to ITG's pre- and post-trade analytical tools, crossing venues, ITG Algorithms and third party algorithms. Triton integrates every step of the trading process and works seamlessly with several OMSs, including Macgregor XIP as part of ITG's enterprise OEMS solution, ITG Triton X (described below). With a single interface, Triton gives traders the flexibility to navigate the markets' complexities in real time and provides broker-neutral connectivity to the ITG Net order routing network, giving traders pricing power and choice. From the Triton desktop, users can perform trade management functions, make order execution decisions, monitor trading results, access real-time and historical market data, and utilize trading analytics. Triton supports sophisticated portfolio aggregation and allocation functions. Finally,

Triton is a global, multi-user system, allowing work groups to share access to portfolios and track trading results across continents and time zones.

        Revenues are generated through commissions charged for trades electronically routed through Triton and executed on one of the many destinations available from the application. ITG does not derive royalties from the sale or licensing of the Triton software.

  Radical

        Radical is a broker-neutral single-stock trading system that brings all the major North American and European markets directly to a trader's desktop. Radical offers reliability, speed and anonymity to traders at a low cost. With Radical, traders have instant direct access to stock and option exchanges, Electronic Communication Networks ("ECNs"), alternative trading systems ("ATSs") and Multilateral Trading Facilities ("MTFs"), major broker-dealers, ITG proprietary and third party algorithms, and ITG proprietary destinations such as POSIT.

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

        ITG does not derive royalties from the sale or licensing of the Radical software. ITG receives commissions for each trade electronically routed through the application and executed on one of the many destinations available from the application.

  ITG Matrix

        ITG Matrix is a direct access system that provides traders with access to scalable, low-latency, multi-asset trading opportunities. Through one broker-neutral provider, traders can efficiently execute and manage trades across multiple asset classes with the anonymity that innovative technology, experience and broker-neutrality provide. The ITG Matrix trading application offers tools for electronic execution and risk management, allowing traders to access individual markets or trade multiple asset classes side by side. Alternatively, the ITG Matrix market data and order entry Application Programming Interfaces ("APIs") enable low-latency direct market access from black-box or automated trading strategies.

        Revenues are generated by ITG Matrix through commissions and transaction fees charged for trades electronically routed through ITG Matrix and executed on one of the many destinations available from the application.

  ITG Channel

        ITG Channel provides users with an integrated link to ITG liquidity from the trade blotter of many EMSs and most third party OMSs. ITG Channel automatically sweeps uncommitted shares from an EMS or OMS blotter for execution in the POSIT suite or ITG Algorithms. ITG Channel allows the user to set sweep criteria, controlling which uncommitted shares are available for sweeping. The user may then review and adjust uncommitted entries in ITG Channel prior to sending them to an ITG destination. As trades are executed, the positions in the user's trade blotter are updated in real time. ITG Channel also issues reminders of upcoming POSIT Match crosses.

        ITG does not derive royalties from the sale or licensing of the ITG Channel software. ITG receives commissions for trades electronically routed and executed on one of the destinations available from the application.

Trading Services

        ITG offers clients a full range of portfolio, single-stock, international and hedge fund trading services as part of its consultative approach. ITG's specialists help customers gain access to the unique liquidity of POSIT, as well as major global markets, ECNs, MTFs, brokers and third party ATSs. When a client trade is sent to ITG's desk, it is evaluated through pre-trade analysis to determine aggregate portfolio characteristics, estimate market impact, and to quantify risk. The group may implement a number of sophisticated trading strategies using Triton and/or ITG Algorithms, and then uses Triton to route orders to multiple market destinations, including primary exchanges, regional exchanges, ATSs, MTFs, ECNs and market makers. After a portfolio execution is complete, clients are provided with comprehensive reports analyzing execution results utilizing ITG's post-trade tools.

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

Commission Management Services

        ITG offers full-service administration for global CCAs and CSAs, which provide investment managers the ability to execute trades through their choice of trading counterparties while utilizing their preferred research service vendors. Investment managers can trade directly with ITG to accumulate commission credits and/or use ITG to consolidate and safeguard commission credits across numerous brokers. ITG can facilitate outgoing payments with any research provider.

Order Management

  Macgregor XIP

        Macgregor XIP is a broker-neutral, multi-asset OMS that combines portfolio management, compliance (ITG Compliance), trading and post-trade processing (ITG Trade Ops) with ITG Net, a fully integrated and supported financial services IP network. Macgregor XIP enables buy-side firms to execute their investment decisions with speed, control and efficiency. It optimizes the execution process from initial portfolio decision to final settlement by connecting all internal and external parties. Macgregor XIP includes access to numerous brokers, ECNs, algorithmic trading solutions, direct market access providers and post-trade matching and settlement service bureaus.

        Revenues are generated through license fees which are based on the number of users for portfolio management and trading capabilities. Fees for use of ITG Compliance, ITG Trade Ops and ITG Net services are additional. Revenues can also be generated through commissions charged by ITG to clients for each trade electronically routed to ITG and fees charged by ITG to third party brokers and ATSs to which certain trades are routed from the application.

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

Connectivity

  ITG Net

        ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy-side and sell-side clients. In addition to facilitating the communication of FIX-based indications of interest ("IOIs"), orders, executions and allocations, ITG Net provides connectivity to over 400 brokers and access to many third party algorithmic trading tools, direct market access solutions and ATSs. ITG Net is a broker- neutral, platform-neutral service available to users of any trading application with a FIX engine.

        Revenues are generated through recurring connectivity fees, as well as commission-based fees on a segment of the trades electronically routed to third party brokers and ATSs through the network.

Algorithmic Trading

  ITG Algorithms

        ITG's full suite of automated strategies offers portfolio managers and traders a way to trade orders quickly, comprehensively and cost-efficiently. The algorithms tap into liquidity, while remaining anonymous, thereby lowering market impact costs and improving overall performance. ITG Algorithms also integrate with ITG pre-trade analysis and post-trade evaluation tools to create a feedback mechanism for greater execution consistency. ITG Algorithms can be customized to fit the user's workflow and current processes. ITG Algorithms offer access to hidden liquidity pools via ITG Dark Algorithms.

        All ITG Algorithms are accessed electronically by clients via all ITG front-ends, direct connections, ITG's Trading Desk and certain third party trading platforms. Each ITG Algorithm is an automated trading strategy with a particular trading style. By using these algorithms, traders can focus their attention on a subset of their orders, letting the ITG Algorithms trade the rest of the orders on the list.

        ITG Algorithms help users pursue best execution through the following suites:

        ITG Dark Algorithms—Aggregate dark liquidity pools including ITG's POSIT suite and other ATSs, as well as a variety of open market options.

  •
  ATS—Splits orders among ATS destinations, including the POSIT crossing suite and other ATSs.

  •
  Opportunistic—Captures liquidity on the aggressive side when spreads and volumes are attractive.

  •
  Float—Intelligently floats a portion of the order at or near the passive side to capture the spread.

  •
  Hidden Orders—Seeks out liquidity by using hidden ECN orders, achieving midpoint or better execution.

        ITG Single Stock Algorithms—Access ATS liquidity while simultaneously using scheduled or opportunistic strategies.

  •
  Active—Arrival priced algorithm which formulates trading decisions based on real-time market movements. Intelligently places passive orders to earn the spread and opportunistically scans the market for attractive spread and liquidity opportunities. Achieves price improvement by maximizing crossing opportunities in ITG Dark Algorithms.

  •
  Flexible Participation—Trades proportionally to equity market volume, varying execution velocity based on performance relative to an index or benchmark price level.

  •
  Volume Participation—Participates at a specified percentage of printed volume.

  •
  Time-Weighted Average Price ("TWAP")—Executes orders over a requested time horizon, spreading trades along a linear volume distribution.

  •
  Volume-Weighted Average Price ("VWAP")—Executes orders over a specified time horizon, spreading trades along a historical volume distribution.

  •
  Market Order Close ("MOC") Algorithm—Estimates price movement and controls market impact into the close.

  •
  Best Market Algorithm—Automatically finds the best price in North America for orders in interlisted securities. Designed for the trading of Canadian-U.S. interlisted securities.

  •
  Foreign Exchange ("FX") Server—This algorithm provides U.S. Dollar trading of Canadian securities and Canadian Dollar trading of U.S. securities. It eliminates the inefficiencies of FX-conversion. It is available in the U.S. and Canada.

        ITG List-Based Algorithms—Manages dollar or sector imbalance, total trading risk or tracking error using automated portfolio trading with integrated ATS and MTF access.

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

POSIT Crossing

        ITG's POSIT suite of crossing destinations, including POSIT Match, POSIT Now and POSIT Alert, gives buyers and sellers opportunities to match equity orders with complete confidentiality, no market impact and the cost savings of midpoint pricing. POSIT offers unique value for traders with active, quantitative, and passive trading styles. POSIT provides access to rich, diverse liquidity, is useful for all trading styles and is especially valuable for trading large blocks and small, illiquid names.

  POSIT Match

        POSIT Match is a U.S. ATS, a Hong Kong ATS, a European MTF and is regulated in Australia under an Australian Financial Services license and an Australian Securities Exchange Participant license. It was introduced in 1987 in the U.S. as a technology-based solution to the trade execution needs of quantitative and passive investment managers. It has since grown to serve the active trading and broker-dealer communities including corporate and government pension plans, insurance companies, bank trust departments, investment advisors, broker-dealers and mutual funds. POSIT Match is also available in Europe and the Asia Pacific region.

        With scheduled matches throughout the trading day and after-hours crossing, POSIT Match offers concentrated liquidity across a broad range of securities, including small-, medium- and large-cap stocks. POSIT Match anonymously compares buy and sell orders and crosses them, with no market impact, resulting in improved execution prices. The after-hours crosses run after the close of the intraday trading session and all trades are priced at the day's closing price. Immediately after each match, clients receive electronic reports showing match results for their orders.

        POSIT Match also offers controls to help manage risk, allowing traders to improve sector balancing and the liquidity profile of a portfolio. Users can also specify tracking error constraints and set dollar or share constraints on an entire portfolio. POSIT Match offers order enhancements such as minimum share execution and price constraints and control. POSIT Match can monitor price fluctuations due to news and volatility. The POSIT Match after-hours crosses share the same features as the intraday matches, and filters for news and price movements after the market close. POSIT Match also offers the "Power Match", a midday crossing session exclusively for block trades over 10,000 shares. Orders may be submitted to POSIT Match directly via ITG execution management systems or other computer-to-computer links, or indirectly through POSIT Now, ITG Algorithms or ITG trading personnel. ITG works in partnership with vendors of other popular trading systems, allowing users the flexibility to route orders directly to POSIT Match from trading products distributed by certain third party trading systems.

        Clients can also access POSIT Match through ITG's brokerage subsidiary, AlterNet. AlterNet enables clients to execute trades in POSIT Match on a net basis, with the commission payable to ITG for the POSIT Match trade included in the price at which the client executes their POSIT Match trade.

  POSIT Now

        POSIT Now is a U.S. ATS, , a Hong Kong ATS, a European MTF, and is regulated in Australia under an Australian Financial Services license and an Australian Securities Exchange Participant license. It offers continuous intraday crossing with complete anonymity. POSIT Now's liquidity sources include an ongoing flow of market bound orders from ITG's trading systems and services, orders from other liquidity suppliers and participation in POSIT Match's intraday crosses. It also receives liquidity through POSIT Alert. Traders can expose single stocks or list orders to POSIT Now's continuous trading opportunities over a user-specified time horizon.

        POSIT Now is also available through AlterNet. This allows brokers to participate in POSIT Now and have seamless access to POSIT Match, while receiving the net pricing they require in both trade execution venues.

        POSIT VWAP is a continuous volume-weighted average price cross, which allows buyers and sellers to pair off anonymously at the day's closing VWAP price before the market open. The cross minimizes market impact and guarantees the VWAP price on all paired orders. The VWAP cross runs continuously between 8:00 AM Eastern Standard Time and 9:27 AM Eastern Standard Time.

  POSIT Alert

        POSIT Alert leverages crossing opportunities in the trading systems of participating clients and has the ability to tap into trading opportunities before they enter the market. POSIT Alert, which uses the ITG Channel sweeping application, scans uncommitted shares on client trading systems. When a crossing opportunity is detected, users of certain systems including Triton and ITG Channel are notified that an opportunity exists. If they elect to participate, their order is sent to POSIT Now for execution at the midpoint of the National Best Bid or Offer ("NBBO"). POSIT Alert offers a way to tap into a vast reserve of hidden liquidity with minimal information leakage.

        POSIT Alert was initially launched in the U.S. in 2005. In 2006, ITG formed a joint venture with Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill") for this service and renamed it BLOCKalert. In March 2007, the BLOCKalert joint venture became a registered broker-dealer with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority. In 2008, ITG ended its BLOCKalert joint venture with Merrill. The product was re-branded POSIT Alert and continues to operate in the U.S. Separately from the joint venture, POSIT Alert was launched by ITG in Australia in 2007 and in Europe in 2008.

Post-Trade

Measurement & Analytics

  ITG TCA

        ITG TCA (Transaction Cost Analysis) identifies, measures and analyzes trading costs and delivers daily and cumulative results, thereby offering a window into the entire investment process and helping clients address best execution practices. ITG TCA assesses trading performance and implicit costs under various market conditions, so users can adjust trading strategies, reduce trading costs and boost fund performance. ITG TCA allows users to compare actual executed prices to user-selected benchmark prices in order to help assess trade execution quality. Over 30 benchmarks are available as part of the core product, including the VWAP, closing price, pre-trade midquote and last trade. In addition, clients can work with ITG's consultants to customize the analysis to their investment process, generate feedback, assess trading tactics and reduce slippage.

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

  Alpha Capture

        Alpha Capture is a consultancy-based, transaction cost analysis service, which focuses on the portfolio manager and trader team performance for asset manager clientele. This quarterly, strategic portfolio manager-focused service complements ITG TCA's tactical, daily, trader-focused analyses. In addition, Alpha Capture utilizes and contributes to the ITG Post Trade Peer Universe. Alpha Capture measures and portrays transaction costs during the full investment process, with special focus on attributing the costs to the individual participants. The analyses and their historical context help portfolio managers view transaction cost performance in the context of investment decisions and the resulting returns. Various aspects of implementation management are reviewed, including the timing of entry into the market.

  Plexus Plan Sponsor Services

        ITG's Plexus offers plan sponsors, mutual funds, insurance companies and fund-of-fund managers an objective way to examine the trading process, from stock selection through implementation. By using a client's complete trade data set, the Sponsor Monitor and Fund Monitor services create an assessment of a manager's transaction costs. Quarterly or annual reports, supplemented by an on-line drill-down application, detail each manager's total execution costs, broker usage, relative trade performance and execution quality.

        Plexus Plan Sponsor Services also include pre- and post-transition analytics, transition consulting and fiduciary support, providing a trusted, independent relationship to assist plan sponsors in meeting their fiduciary obligations. Directed brokerage, commission recapture and client commission arrangement reviews are additional services that assist clients in monitoring compliance and evaluating programs and policies. Plexus is a registered investment advisor.

Post-Trade Processing

  ITG Trade Ops

        ITG Trade Ops is a consolidated, outsourced service for global trade matching and settlement. With connectivity to the industry's post-trade utilities, and support for multiple, flexible settlement communications methods and a real-time process monitor, ITG Trade Ops can significantly increase the efficiency of a back-office. ITG Trade Ops helps investment managers reduce the time they spend checking trades and managing complex utility systems and interfaces. ITG Trade Ops is currently available on a standalone basis and will be an integrated component of ITG Triton X. Revenues are generated from licensing and message-based fees.

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago, Los Angeles and San Francisco offices in the U.S., ITG has an additional North American office in Toronto, Canada. ITG Europe has offices in London, Dublin, Paris and Israel. In Asia Pacific, ITG has offices in Sydney, Melbourne, Hong Kong, Tokyo and Singapore. Local representation in regional markets provides an important competitive advantage for ITG.

  Canadian Operations

        ITG Canada was founded in 2000 and is a leading provider of best execution tools and expertise throughout the investment cycle from portfolio creation, pre-trade cost and risk estimation, to trade execution and post-trade analysis. In Canada, ITG provides agency and portfolio trading services, ITG Algorithms, Triton, ITG Channel, ITG Opt, ITG Logic, ITG Fair Value, ITG Data Analytics, ITG TCA, Alpha Capture and Hedge Pro, a spread-based trading application. Connectivity is available through ITG Net. ITG Canada also operates an interlisted securities arbitrage trading desk. ITG Canada's customers include asset and investment managers, broker-dealers and hedge funds.

        ITG Canada launched MATCH Now in July 2007 as a marketplace for Registered Canadian Investment Dealers and their clients to trade Canadian listed equities. MATCH Now combines frequent call matches and continuous execution opportunities within a fully confidential dark book to offer better execution to institutional, proprietary and broker-dealer order flow. Orders can match passively or sweep through MATCH Now on route to any public marketplace, with automatic trade price improvement over the Canadian NBBO.

  International Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australian equities. ITG provides institutional investors in Australia with a range of ITG's products and services including: trade execution through POSIT Match, POSIT Alert and ITG Algorithms; execution management through Triton and pre-and post-trade analysis through ITG Opt, ITG TCA and ITG Logic. Connectivity is available through ITG Net.

  Europe

        ITG was established in Europe in 1998 as a broker-dealer focusing on European equities and providing ITG's technologies across the European markets. In Europe, ITG operates POSIT Match, POSIT Now and POSIT Alert, which currently offer the opportunity to trade in Austrian, Belgian, Danish, Dutch, Finnish, French, German, Irish, Italian, Norwegian, Portuguese, Spanish, Swedish, Swiss, and UK equities. Other execution systems and services available in Europe include ITG Algorithms, Smart Router, Triton, ITG Channel, Macgregor XIP, ITG Compliance, ITG Trade Ops and ITG's trading desk services. ITG's suite of analytical products and services, with a focus primarily on ITG TCA, Alpha Capture, ITG Fair Value and ITG Logic, are also available in Europe. Electronic connectivity options include ITG Net, FIX-protocol and other customized solutions.

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's technologies across the Asian markets. ITG Hong Kong manages global trading into more than 12 markets across the region including markets in Australia, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, the Philippines, Singapore, Taiwan and Thailand. Execution services are provided via an experienced trading services team and also through ITG Algorithms and Triton. Pre- and post-trade analysis tools, including ITG TCA and ITG Logic are also available across all Asian markets. Connectivity is available through ITG Net.

  Japan

        In early 2005, ITG Japan established a branch office in Tokyo. Following the issuance of a dealer's license from the Japanese Financial Services Agency ("FSA"), ITG initiated limited trading operations in September 2005. ITG executes offshore Japanese trades via its Hong Kong office and facilitates domestic Japanese trades through a third party broker. ITG Japan offers ITG TCA, Alpha Capture and ITG Logic to domestic clients. Connectivity is available through ITG Net.

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

        ITG's principal regulated subsidiaries are discussed below. The principal self-regulator of all our U.S. broker-dealers is FINRA.

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, The NASDAQ Exchange, Inc. ("NASDAQ"), National Futures Association ("NFA"), NYSE Arca, Inc., ("ARCA") (f/k/a Pacific Stock Exchange), International Stock Exchange ("ISE"), CBOE Stock Exchange Inc. ("CBSX"), BATS Trading, Inc. ("BATS"), National Stock Exchange ("NSX"), Boston Stock Exchange ("NASDAQ BX"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

  •
  ITG Derivatives (f/k/a RedSky Financial, LLC) is a U.S. broker-dealer registered with the SEC, BATS, NASDAQ BX, Boston Options Exchange ("BOX"), NASDAQ Options Exchange ("NOM"), Chicago Board Options Exchange ("CBOE"), NASDAQ, Eurex Frankfurt AG ("Eurex"), Philadelphia Stock Exchange, Commodities and Futures Trading Commission ("CFTC"), National Futures Association ("NFA"), FINRA, ISE, ARCA and 28 states.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA and 12 states.

  •
  POSIT Alert is a U.S. broker-dealer registered with the SEC, FINRA and New York State.

  •
  Blackwatch Brokerage, Inc. ("Blackwatch") is a U.S. broker-dealer registered with the SEC, FINRA and five states.

  •
  Plexus Plan Sponsor Group, Inc. is registered with the SEC as an investment advisor.

  •
  ITG Canada refers to ITG Canada Corp. ITG Canada is a Canadian broker-dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada ("IIROC"), the OSC and five other Provincial securities authorities (Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission, British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission). ITG Canada is a member of the Toronto Stock Exchange ("TSX"), TSX Venture Exchange and the Canadian National Stock Exchange ("CNSX"). TriAct Canada Marketplace LP ("TriAct"), Member of the Investment Industry Regulatory Organization of Canada Inc. ("IIROC"). TriAct is registered as an Investment Dealer in the provinces of Ontario and Alberta, and exempt from registration as a dealer in the Provinces of BC, SK, MN, QC, NS, NB and NFLD & Labrador.

  •
  ITG Australia, an Australian broker-dealer, is a participating organization of the Australian Securities Exchange Limited ("ASX") and a holder of an Australian Financial Services License issued by the Australian Securities and Investment Commission ("ASIC"). ITG Australia's principal regulators are the ASX and ASIC.

  •
  ITG Europe refers to Investment Technology Group Limited ("ITGL") and/or its wholly owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized by the Irish Financial Services Regulatory Authority ("IFSRA") under the European Communities (Markets in Financial Instruments) Regulations 2007. ITGL is a member of the London Stock Exchange ("LSE"), Deutsche Boerse and Euronext and operates POSIT crossing systems in Europe as Markets in Financial Instruments Directive ("MiFID") compliant MTFs. ITGEL's London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom. Our Paris branch is regulated by the Bank of France.

  •
  ITG Hong Kong refers to ITG Hong Kong Limited. ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a dealer's license issued by the Securities and Futures Commission of Hong Kong ("SFC"), with the SFC acting as its principal regulator.

  •
  ITG Japan refers to ITG Japan Ltd., an institutional broker-dealer operation in Japan. ITG Japan is regulated by the Financial Services Agency of Japan.

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

        ITG Inc., AlterNet, Blackwatch, ITG Derivatives and POSIT Alert are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD$1 million per customer. Investment Technology Group Limited and Investment Technology Group Europe Limited are regulated by the Irish Financial Services Authority and are required to be members of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated default by an investment firm. As ITG Europe does not have any retail investors, we pay only the minimum mandatory membership fee that applies to all firms regardless of whether they have retail investors. ITG Hong Kong Limited is regulated by the SFC. The SFC operates the Investor Compensation Fund ("ICF") which provides compensation to retail investors. The source of the funds for the ICF is an Investor Compensation Levy on exchange-traded product transactions which is payable by buyers and sellers of securities. As ITG Hong Kong does not have any retail investors, it is not required by law to contribute to the ICF or to hold any insurance coverage for its clients. ITG Australia Limited is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by the ASX. In the past twelve months, no such requests have been made of ITG Australia Limited.

Regulation ATS

        From the formation of the POSIT Joint Venture until the adoption of Regulation ATS, POSIT operated under a "no-action" letter from the SEC staff which indicated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating the POSIT suite as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT nor POSIT Now is registered with the SEC as an exchange.

Net Capital Requirement

        ITG Inc., AlterNet, Blackwatch, ITG Derivatives and POSIT Alert are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital.

        ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, Blackwatch, ITG Derivatives and POSIT Alert have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet, $500,000 for ITG Derivatives and $5,000 or 6 2/3% of aggregate indebtedness for each of Blackwatch and POSIT Alert.

        For further information on our net capital position, see Note 18, "Net Capital Requirement", to the consolidated financial statements.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our Consolidated Statements of Income, we expensed research and development costs amounting to $39.3 million, $34.3 million and $29.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employees

        As of December 31, 2008, we employed 1,323 staff globally, of which 961, 80 and 282 staff were employed by our U.S., Canadian and International operations, respectively.

Availability of Public Reports

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K are available without charge on our web site at http://investor.itg.com. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY 10017, Attn: Investor Relations.

Item 1A.    Risk Factors

Certain Factors That May Affect Our Financial Condition and Results of Operations

        While our management's long term expectations are optimistic, we face risks or uncertainties that may affect our financial condition and results of operations. The following conditions, among others, should be considered in evaluating our business and growth outlook.

Decreases in trading volumes or securities prices could harm our business and profitability.

        Declines in the volume of securities traded would generally result in lower revenues from our commission-based products and services, which generate the vast majority of our revenues globally. In addition, securities' price declines would adversely affect our non-North American trading commissions, which are based on the value of transactions. The demand for our trade execution services is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Over the past several years, trading volumes have fluctuated significantly and may continue to do so. This past year also saw a considerable decrease in securities prices and market declines, which materially impacted our non-North American revenues. Market declines may continue. Our results of operations could be materially impacted by decreases in trading revenues because a significant portion of our costs are fixed based on historical and anticipated demand for our services, and may not be able to be adjusted in a timely manner, if at all.

Decreases in our commission rates and other transactional fees could adversely affect our operating results.

        For the last several years, the institutional equities markets have experienced continued pricing pressure on commission rates. We anticipate a continuation of the competitive commission pricing environment for the foreseeable future. A significant decrease in commission rates or other transactional fees could materially harm our financial condition and operating results.

A failure in the design or operation of our technology could adversely affect our profitability and reputation.

        A technological failure or error of one or more of our products or systems, including but not limited to POSIT, our algorithms, smart routers, and order and execution management systems, could result in lost revenues and/or significant market losses. We operate complex trading systems, analytical products and algorithms that may fail to correctly model interacting or conflicting trading objectives, unusual market conditions, available trading venues and other factors, causing unintended results. Similarly, the operation of our systems can be quite complex and departure from standard procedures can result in adverse trading outcomes. Such problems could cause us to incur trading losses, lose clients or experience other reputational harm resulting in lost revenues and profits. While we put all of our products through rigorous quality assurance testing, we cannot test for all potential scenarios or ensure that the technology will function as designed and intended in all cases.

If we fail to keep up with rapid changes in technology and continue to provide leading products and services to our customers, our results of operations could be negatively impacted.

        The institutional brokerage industry is subject to rapid technological change and evolving industry standards. Our customers' demands become greater and more sophisticated as the dissemination of information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies, innovate in a timely and cost-effective manner and adapt to technological advancements and changing standards, we may be unable to compete effectively, which could have a material adverse effect on our business. Moreover, the development of technology-based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases, failure to meet key deadlines or significant problems in creating new products could negatively impact our revenues and profits.

Insufficient system capacity, system operating failures or security breaches could materially harm our reputation, financial position and profitability.

        Our business relies heavily on the computer and communications systems supporting our operations, which must monitor, process and support a large volume of transactions across numerous execution venues in many countries and multiple currencies. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions across a larger client base and more geographical locations. Unexpectedly high volumes or times of unusual market volatility could cause our systems to operate slowly, decrease output or even fail for periods of time, as could general power or telecommunications failures, natural disasters or other business disruptions. The presence of computer viruses can also cause failure of our systems. If any of our systems do not operate properly, are disabled or breached, we could incur financial loss, liability to clients, regulatory intervention or reputational damage. System failure, degradation or breach could adversely affect our ability to effectuate transactions and lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us.

        Our corporate headquarters and largest concentration of employees and technology is in the New York metropolitan area. Our other offices are also located in major cities around the globe. If a business system disruption were to occur, especially in New York, for any reason including natural disasters or terrorist activities, and we were unable to execute our contingency plans, it could have a material effect on our business. Moreover, we have varying levels of contingency plan coverage among our non-U.S. subsidiaries.

        Our business relies on the secure storage, processing and transmission of data, including our clients' confidential data, in our internal systems and through our vendor networks and communications infrastructure. Third parties who are able to breach our or our vendors' security systems may be able to cause system damage or failures or perform unauthorized trading that could result in significant losses. Although we take significant precautions and implement protective measures, which are updated and monitored regularly, there is no guarantee that our systems can prevent all unauthorized access or that our third party vendors will be able to secure their networks and systems. If our or one of our vendors' security is breached and unauthorized access is obtained to the confidential information of our clients, it could cause us reputational harm and our clients may reduce use of or cease using our services, which would adversely impact our results of operations.

        Any system, operational or security failure or breach could result in regulatory or legal claims. We could incur significant costs in defending such regulatory or legal claims, even those without merit.

Moreover, such failures could result in the need to remediate issues and repair or expand our networks and systems. Any obligation to expend significant resources to defend claims or repair and expand infrastructure could have an adverse effect on our financial condition and results of operations.

Our securities and clearing business exposes us to material liquidity risk.

        We are self-clearing in the U.S., Hong Kong and Australia. In those markets, we may be required to provide considerable additional capital to regulatory agencies or increase deposits with clearing and settlement organizations, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. We have relied on our excess cash and certain established banking relationships to meet those demands. While we have historically met requests for additional capital, there is no guarantee that any of our liquidity providers will meet those needs if called upon in the future. Given the current market conditions, where limited financing is available and the cost of financing has increased, there is no guarantee our lenders would be willing or able to provide the additional capital requested.

        In addition, each of our broker-dealer subsidiaries worldwide is subject to regulatory capital requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by its regulatory body. Historically, all regulatory capital needs of our broker-dealers have been provided by cash from operations. While we believe that our current cash balances and cash flows from operations will continue to provide our broker-dealers with sufficient regulatory capital, we have $40 million in credit facilities that can be accessed to supplement our existing regulatory capital, as needed. However, if those amounts are not sufficient, we cannot be assured that we would be able to obtain additional financing given current market conditions, including the tightening of financing by lenders.

Our business exposes us to credit risk that could affect our operating results and profitability.

        We are exposed to credit risk from third parties that owe us money, securities or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In addition, client trading errors for which they are unable to cover may cause us to incur financial losses. Volatile securities markets, credit markets and regulatory changes increase our exposure to our customers' credit profiles, which could adversely affect our financial condition and operating results. The downturn in the global securities and credit markets in the second half of 2008 increased our exposure to credit risk. While our broker-dealer subsidiaries that are not self-clearing have clearing agreements with their clearing brokers who are responsible for reviewing the credit risk of trading counterparties, we have no assurances that those reviews or our own are adequate to provide sufficient protection from this risk.

As a clearing member firm in certain jurisdictions we are subject to significant default risk.

        The Company is required to finance our clients' unsettled positions from time to time and we could be held responsible for the defaults of our clients. In Europe, default by our clients may also give rise to our incurring penalties imposed by execution venues and settlement systems. Although we regularly review credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions that could in turn adversely affect ITG.

Our operations in jurisdictions other than the U.S., Hong Kong and Australia are dependent on their clearing agents and any failures by them could materially impact our business and operating results.

        These operations are dependent on our network of agents for the clearance and settlement of securities transactions. If our agents fail to properly facilitate the clearance and settlement of our customer trades, we could be subject to financial, legal and regulatory risks and costs that may impact our business and operating results. In addition, it could cause our clients to reduce or cease their trading with us, which would adversely affect our revenues and financial results.

        Moreover, certain of our agreements with clearing agents may be terminated upon short notice. There is no guarantee that we could obtain alternative services in a timely manner and any interruption of the normal course of our trading and clearing operations could have a material impact on our business and results of operations.

We incur principal trading risk in our Canadian interlisted arbitrage trading business.

        A portion of our Canadian revenues is derived from U.S.- Canada interlisted arbitrage trading in which ITG Canada acts as principal. As a result of this trading, we may incur losses relating to the purchase or sale of interlisted securities for our own account. Although we attempt to close out all of our arbitrage positions immediately, if for any reason we are unable to do so, we bear the risk of market fluctuations and may incur losses due to changes in the prices of such securities.

The business in which we operate is extremely competitive worldwide.

        The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our extensive suite of products does not directly compete with a particular firm; however, individual products compete with various firms and consortia:

  •
  Our pre- and post-trade analytic products compete with several sell side-affiliated and independent companies.

  •
  Our POSIT suite competes with various national and regional securities exchanges, ATSs, ECNs, MTFs, and systematic internalizers (firms which make markets outside an EU exchange or a MTF) for trade execution services. These destinations have proliferated in recent years. These include traditional ATSs, as well as sell side consortiums and exchange-sponsored crossing systems.

  •
  Our execution management systems, order management system and algorithmic trading products compete with offerings from independent vendors, agency only firms and sell side firms.

  •
  Our full range of portfolio, single-stock, international and hedge fund trading services compete with trading desks at large sell side firms.

  •
  Our ITG Net business competes with managed network providers, which include certain order management system providers as well as firms offering stand-alone managed network services.

        Many of our competitors have substantially greater financial, technical, marketing and other resources than we do, which, among other things, enable them to compete with the services we provide on the basis of price, including lowering prices for certain of our key services to gain business in their higher margin areas, and a willingness to commit their firms' capital to service a client's trading needs on a principal, rather than on an agency basis. Many of them offer a wider range of services, have broader name recognition and have larger customer bases than we do. Some of our competitors have long-standing, well-established relationships with their clients, and also hold dominant positions in their trading markets. Moreover, new entrants may enter the market with alternative methods of providing trade and execution services and existing competitors often launch new initiatives, most recently developing and connecting their own internal liquidity pools.

        In addition, we face competition for our subscription based services, such as our order management system and post-trade services, from other financial services firms and independent software vendors, and for our network connectivity services from other stand-alone network providers and order management system providers. The barriers to entry for some of these services are low and new entrants have recently entered the market. If our competitors' products, pricing or service levels are perceived to be superior or clients are required by another order management system to use their network, we may lose material subscription revenues.

        Although we believe that our products and services have established certain competitive advantages, our ability to maintain these advantages will require continued enhancements to our products, investment in the development of our services, additional marketing activities and enhanced customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our market position. If competitors offering superior services affected our market share, this would adversely impact our business and results of operations.

We face certain challenges and risks to the growth of our non-U.S. business that may adversely affect our business strategy.

        Global expansion is a key component of our business plan. We have invested significant resources in our foreign operations and the globalization of our products and services. However, there are certain risks inherent in the expansion of our business outside the U.S., including but not limited to, less developed technology and infrastructure and higher costs for infrastructure. These risks may limit our ability to provide services to clients in certain markets. There also may be difficult and lengthy processes for obtaining regulatory approvals. This could result in delays in our business plans, difficulties in staffing foreign operations and adapting our products to foreign markets, practices and languages, exchange rate risks and the need to meet foreign regulatory requirements. Each of these could force us to alter expansion plans or timelines and this may adversely impact our growth strategy.

We are dependent on certain major customers and a decline in their use of our services could materially impact our revenues.

        Our customers may discontinue their use of our trading services at any time. The loss of any significant customer could have a material adverse effect on our results of operations.

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2008	2007	2006
Largest customer	4.2%	6.1%	3.2%
Second largest customer	2.2%	3.6%	2.0%
Third largest customer	2.1%	2.3%	1.9%
Ten largest customers	19.2%	24.5%	16.9%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

        We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and the FINRA in the U.S. and their equivalents in other countries. In addition, we currently operate both POSIT Match and POSIT Now in the U.S. under Regulation ATS, our European operations are subject to the recently implemented MiFID and we must comply with the requirements of the U.S. Patriot Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker-dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensure of employees. As we expand our business we will be exposed to increased and different types of regulatory requirements. In the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The new U.S. administration and other governments have indicated that they are considering new regulatory requirements for the financial services industry. We cannot predict the extent to which any future regulatory changes can affect our business.

Our fixed costs for technology and infrastructure may result in reduced profitability or losses.

        We incur significant operating and capital expenditures to support our business that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital, operating and research expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event of a material reduction in trading volumes and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. In the event that growth in transaction volumes does not occur or we are not able to successfully implement and monetize our capital and research projects, including by failing to accurately forecast the demand for new products, the expenses related to such investments could cause reduced profitability or losses.

We are dependent on certain third party vendors for key services.

        We depend on a number of third parties to supply elements of our trading systems, computers, market data, data centers, FIX connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these providers will be willing and able to continue to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our expanding needs. Moreover, we are increasingly dependent on our communications network providers for interconnectivity with our clients, markets and clearing agents to service our customers and operate effectively. Given current market conditions, there is also increased risk that one or more of our vendors may file for bankruptcy or otherwise be unable to meet its obligations. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to meet our obligations to our customers and our business, financial condition and operating results could be materially harmed.

We incur risks related to our international business due to currency exchange rate fluctuations that could impact our financial results and financial position.

        As we continue to grow our non-U.S. operations, an increasing amount of our business is conducted in foreign currencies. Conducting business in currencies other than the U.S. Dollar subjects us to exchange rate fluctuations. These fluctuations can materially impact our financial results.

We could be subject to challenges by U.S. and foreign tax authorities that could result in additional taxes and penalties.

        We are subject to income and other taxes in each jurisdiction in which we operate. We are also subject to reviews and audits by U.S. and foreign tax authorities. Our determination of our tax obligations in each jurisdiction requires us and our advisers to make judgment calls and estimations. Our determination may differ, even materially, from the judgment of the tax authorities and therefore cause us to incur additional taxes and related interest and penalties, which could impact our financial results.

Inability to protect our intellectual property may result in increased competition, loss of business or other negative results on our business and financial condition.

        Our success is dependent, in part, upon our proprietary intellectual property. We generally rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods, products and services. We cannot assure that any of the rights granted under any patent, copyright or trademark that we may obtain will protect our competitive advantages. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., so we cannot predict our ability to properly protect our intellectual property in those jurisdictions. Third parties operating in jurisdictions in which we have not filed for protection may obtain rights in intellectual property that we have protected in the U.S. and other jurisdictions or may be able to misappropriate our intellectual property with impunity.

        There can be no assurance that we will be able to protect our proprietary intellectual property from improper disclosure or use, or that others will not develop technologies that are similar or superior to our technology without violating our intellectual property. Violations of our intellectual property by third parties could have an adverse effect on our competitiveness and business. In addition, the cost of seeking to enforce our intellectual property rights could have an adverse effect on our financial results.

If we were to unknowingly infringe third party intellectual property or be accused of doing so without merit, we would bear significant costs of defense and litigation, which could impact our financial results.

        In the past several years, there has been a proliferation of patents applicable to the computer and financial services industries. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until the issuance of a patent. In light of these factors, it is not always possible to determine in advance whether any of our products or services may infringe the present or future patent rights of others. From time to time, we may receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend our product, customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time and result in costly litigation that could have a material adverse effect on us. Such claims could also result in our entering into royalty or licensing agreements with the third parties claiming infringement on terms that could have a material impact on our profitability.

Financial and operational problems with our acquisitions and strategic relationships could have a material impact on our results of operation.

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of Macgregor, Plexus and RedSky Financial, LLC ("RedSky"), as well as various strategic relationships. We intend to continue to pursue strategic acquisitions and strategic relationships. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. Strategic relationships may be important to our business prospects and we may not be able to successfully develop or maintain such relationships. If we are unable to successfully complete acquisitions and integrate the acquired businesses, suffer a material loss due to an acquired business or fail to develop or maintain strategic relationships, it may have a material effect on our operating results.

Misconduct of our employees could cause us reputational and financial harm.

        Employee errors in recording or executing transactions for customers can cause us to enter into transactions that customers may disavow and refuse to settle. These transactions expose us to risk of loss, which can be material, until we detect the errors in question and unwind or reverse the transactions. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before we unwind or reverse them can increase this risk. We may incur losses as a result of these transactions that could materially impact our financial results.

        In addition to trading errors, other employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Such misconduct could result in losses, litigation or other material adverse effects on the Company.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

U.S. Operations

        Our principal offices are located at 380 Madison Avenue in New York, New York. We currently lease approximately 101,000 square feet of office space pursuant to coterminous leases expiring in January 2014.

        We also have an office at 44 Wall Street in New York, New York, where we occupy approximately 15,800 square feet pursuant to a lease expiring in April 2012.

        We maintain a technology research, development, sales and technical support services facility in Culver City, California where we occupy approximately 78,000 square feet of office space. Approximately 24,000 square feet of office space is located at 600 Corporate Pointe. An additional 54,000 square feet of office space is located at 400 Corporate Pointe. Both leases expire in December 2016.

        We have regional offices in Boston, Massachusetts where we occupy approximately 58,800 square feet of office space pursuant to two leases expiring in April 2010 and May 2011, respectively.

        We have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet under a lease agreement expiring in October 2012 and in San Francisco where we occupy approximately 900 square feet under a lease agreement expiring in December 2009.

        We maintain an office in Rye Brook, New York where we occupy nearly 20,600 square feet of office space. The lease agreement expires in December 2010.

Canadian Operations

        ITG Canada has an office in Toronto where we occupy approximately 19,900 square feet of office space pursuant to a lease expiring in December 2016.

International Operations

        ITG Europe has offices in Dublin, Ireland and London, England where we occupy approximately 5,000 and 9,000 square feet of office space, respectively. We lease the Dublin space pursuant to a lease agreement that expires in February 2013, and we lease the London space pursuant to a lease that expires in September 2013.

        ITG Australia has offices in Melbourne and Sydney, where we occupy approximately 8,800 and 4,200 square feet of office space, respectively, pursuant to lease agreements that expire in February 2011 and 2010, respectively.

        ITG Hong Kong occupies approximately 7,500 square feet of office space in Hong Kong pursuant to a lease that expires September 2009, with an option to renew through 2012.

        ITG Japan occupies approximately 3,100 square feet of office space. The lease agreement expires in March 2011.

        We have a technology research facility in Israel where we occupy approximately 13,500 square feet of office space. We lease the Israel space pursuant to a lease agreement that expires in February 2011.

Item 3.    Legal Proceedings

        On November 21, 2006, Liquidnet, Inc. filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. infringe one or more claims of U.S. Patent No. 7,136,834 (the '834 Patent") through its "Channel ITG" and the "Macgregor XIP" products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet, Inc. filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet Inc. did not own the '834 Patent (the patent was owned by Liquidnet Inc.'s corporate parent, Liquidnet Holdings, Inc. ("Liquidnet")), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively "ITG") sued Liquidnet in the United States District Court for the Southern District of New York seeking a declaratory judgment that the '834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet filed its answer, affirmative defense and counterclaims, alleging infringement of the '834 Patent. ITG's declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG's motion was granted.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

        Our common stock trades on the NYSE under the symbol "ITG".

        The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the NYSE.

	High	Low
2007:
First Quarter	47.86	37.83
Second Quarter	44.02	36.74
Third Quarter	45.30	36.58
Fourth Quarter	48.51	39.44
2008:
First Quarter	49.81	40.73
Second Quarter	49.91	33.46
Third Quarter	35.75	27.13
Fourth Quarter	30.26	13.94

        On February 17, 2009, the closing sales price per share for our common stock as reported on the NYSE was $21.88. On February 17, 2009, we believe that our common stock was held by approximately 18,209 stockholders of record or through nominees in street name accounts with brokers.

        On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which has no expiration date was reaffirmed by our Board of Directors on August 6, 2007. On July 30, 2008, our Board of Directors re-authorized the purchase of the shares remaining under the 2004 authorization and authorized the purchase of an additional 2.0 million shares of our common stock.

        During 2008, we repurchased approximately 0.8 million shares of our common stock at a cost of approximately $26.2 million, which was funded from our available cash resources. Approximately 0.7 million ($23.0 million) of these shares were purchased under the above authorization whereby our Board of Directors authorized management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. Of the shares repurchased, 80,000 ($3.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        The following table sets forth our share repurchase activity during 2008, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2008
To: January 31, 2008	31,341	$47.59	—	747,405
From: February 1, 2008
To: February 29, 2008	—	—	—	747,405
From: March 1, 2008
To: March 31, 2008	5,542	44.08	—	747,405
From: April 1, 2008
To: April 30, 2008	11,354	47.63	—	747,405
From: May 1, 2008
To: May 31, 2008	1,600	40.02	1,600	745,805
From: June 1, 2008
To: June 30, 2008	244,613	37.79	241,681	504,124
From: July 1, 2008
To: July 31, 2008	10,308	27.13	—	2,504,124
From: August 1, 2008
To: August 31, 2008	252,596	30.57	245,019	2,259,105
From: September 1, 2008
To: September 30, 2008	210,932	30.10	210,437	2,048,668
From: October 1, 2008
To: October 31, 2008	10,787	24.38	—	2,048,668
From: November 1, 2008
To: November 30, 2008	—	—	—	2,048,668
From: December 1, 2008
To: December 31, 2008	12	20.98	—	2,048,668

Total	779,085	$33.63	698,737

(a)
This column includes the acquisition of 80,348 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2008.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Income data and the Consolidated Statements of Financial Condition data presented below as of and for each of the years in the five-year period ended December 31, 2008, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Income Data: ($ in thousands, except per share amounts)
Total revenues	$762,983	$730,999	$599,484	$408,161	$334,486
Total expenses	567,457	542,131	437,520	299,065	267,894

Income before income tax expense	195,526	188,868	161,964	109,096	66,592
Income tax expense	80,884	77,761	64,041	41,410	25,609

Net income	$114,642	$111,107	$97,923	$67,686	$40,983
Basic earnings per share	$2.64	$2.52	$2.26	$1.61	$0.96

Diluted earnings per share	$2.61	$2.48	$2.21	$1.60	$0.96

Basic weighted average number of common shares outstanding (in millions)	43.5	44.0	43.4	42.2	42.8
Diluted weighted average number of common shares outstanding (in millions)	44.0	44.8	44.3	42.4	42.8
Consolidated Statements of Financial Condition Data: ($ in thousands, except per share amounts)
Total assets	$1,685,453	$2,100,887	$1,462,312	$1,016,334	$612,458
Total stockholders' equity	$787,380	$704,295	$608,034	$462,306	$370,501
Other Selected Financial Data:(1)
Revenues per trading day by U.S. Operations (in thousands)	$2,258	$2,175	$1,896	$1,255	$1,031
Revenues per trading day by Canadian Operations (in thousands)	$329	$296	$219	$135	$113
Revenues per trading day by International Operations (in thousands)	$428	$441	$273	$230	$183
Shares executed per trading day by U.S. Operations (in millions)	213	195	153	105	82
Average number of employees	1,272	1,131	1,000	673	627
Pre-tax profit margin	25.6%	25.8%	27.0%	26.7%	19.9%
Return on average stockholders' equity	15.2%	16.7%	17.2%	16.6%	11.5%
Book value per share	$18.21	$16.20	$13.88	$10.81	$8.83
Tangible book value per share	$7.69	$5.76	$3.95	$6.39	$6.71
Price to earnings ratio using diluted earnings per share	8.7	19.2	19.4	22.2	20.9

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

Overview

        We are a specialized agency brokerage and technology firm that partners with clients globally to provide innovative solutions spanning the entire investment process. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations. The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, connectivity and research services. The International Operations segment includes our trading, trade order management, connectivity and research service businesses in Europe, Australia, Hong Kong, Japan and Singapore (the latter four of which we collectively refer to as "Asia Pacific"), as well as a technology research and development facility in Israel.

        Our revenues principally consist of commissions from customers' use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific, and (iii) our commission rates. Commission revenues are generated by orders delivered to us from our order and execution management products and other vendors' products, direct computer-to-computer links to customers through ITG Net (our financial communications network) and third party networks and phone orders from our customers. In Canada, we also generate revenue from interlisted arbitrage trading, where we profit from small price differences by simultaneously purchasing and selling the same equity security in the Canadian and U.S. markets. We also generate recurring revenues, which are largely fee or subscription-based rather than transaction-based, and are therefore significantly less variable. Our subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management system services.

Executive Summary

        The past year proved to be a difficult operating environment particularly during the latter part of the year. It was characterized by a collapsing credit market and declines in the equity market from sustained declines in asset prices and significant volatility in trading volumes as global macroeconomic trends worsened. Governments and central banks from around the world intervened to preserve functioning capital markets. The overall business environment presented challenges to ITG's business model, both domestically and internationally.

        Our results for 2008 demonstrated the value of our focus on the independent agency business model and our continued investment in new products that deliver value-added services to our customers. In 2008, our consolidated revenues increased 4% to $763.0 million, while our consolidated expenses grew 5% to $567.5 million as compared to 2007. Our reported net income for 2008 was $114.6 million, or $2.61 per diluted share, as compared to $111.1 million, or $2.48 per diluted share, in 2007.

        Our U.S. commission revenues increased 8% compared to 2007. Despite declines in the Dow Jones Industrial Average, S&P 500 and Nasdaq Composite Index of 34%, 39% and 41%, respectively, our transaction-driven business benefited from an increase in equity price volatility as measured by the CBOE VIX Index ("VIX"), resulting in higher trading volumes on the major U.S. market centers. In 2008, the VIX averaged 32.7, up from an average of 17.5 in 2007, representing an 86% increase, and reached a peak of 89.5 on October 24, 2008, its highest level since the index was first published in 1990, reflecting higher levels of uncertainty by market participants.

        Average daily volume in NYSE and Nasdaq-listed securities increased 50% and 5% to 5.1 billion and 2.3 billion shares, respectively, in 2008. ITG's U.S. equity volumes increased 9% to 213.0 million average daily shares executed. This increase partially offset a 6% decline in average commission revenue per share, reflective of industry-wide rate competition. In 2008, ITG's volume as a percentage of the combined reported NYSE and Nasdaq-listed volumes was 2.89%, compared to 3.51% in 2007.

        Canadian revenues were $83.4 million, increasing 12% from 2007, primarily driven by a 14% increase in average daily share volume on the TSX. While the higher share volumes benefited our businesses in the U.S. and Canada, lower equity market values hurt our International Operations. Outside of the U.S. and Canada, commission revenues are generally based on the value of a customer trade, or ad valorem. Declines in major international indices, such as the MSCI Pan European Index, Nikkei 225, ASX 200 and Hang Seng Index of 45%, 42%, 41% and 48%, respectively, are representative of declines in the value of our customers' trades and were a primary driver in our International Operations revenues decreasing 2% to $108.3 million in 2008 relative to the prior year. However, the impact of the market declines described above was nearly offset by increased sales to existing customers and increased market share due to demand for our global trading solutions. Our International Operations posted a pre-tax loss of $11.2 million, which included $1.7 million of unfavorable exchange rate impact.

        Our 2008 results include a pre-tax write-down of $1.5 million pertaining to the 55,440 shares of common stock in NYSE Euronext, Inc. that we received in March 2006 as consideration in connection with the merger of the NYSE and Archipelago Holdings, Inc. We recorded the write-down to reflect the December 31, 2008 fair market value of these shares at $1.5 million, as we determined the impairment was other-than-temporary.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

U.S. Operations

	Year Ended December 31,
$ in thousands	2008	2007	Change	% Change
Revenues:
Commission	$488,522	$453,429	$35,093	8
Recurring	80,784	78,418	2,366	3
Other	2,006	14,189	(12,183)	(86)

Total revenues	571,312	546,036	25,276	5
Expenses:
Compensation and employee benefits	184,702	184,570	132	—
Transaction processing	44,774	56,087	(11,313)	(20)
Other expenses	153,595	128,983	24,612	19
Interest expense	7,253	10,443	(3,190)	(31)

Total expenses	390,324	380,083	10,241	3

Income before income tax expense	$180,988	$165,953	$15,035	9

Pre-tax profit margin	31.7%	30.4%	1.3%

        Commission revenues benefited from strong overall volume growth particularly from our direct market access products, partially offsetting the decline in our rate per share arising from the competitive space in which we operate. We also benefited from higher commission revenues from ITG Net revenue sharing arrangements as a result of the increase in the number and usage of our network connections. ITG Derivatives also contributed additional commission revenues of $12.7 million in its first full year of operation as a subsidiary of the Company. While commission revenues increased 8%, our transaction processing costs declined 20%, representing 9.2% of commission revenues, down from 12.4% in 2007, largely due to the usage of our Smart Router technology, which directs orders to the cheapest execution venues consistent with our best execution obligation. We also received rebates totaling $1.4 million from the National Securities Clearing Corporation and the Depository Trust and Clearing Corporation that reduced our related transaction processing costs in 2008.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2008	2007	Change	% Change
Total trading volume (in billions of shares)	53.9	49.0	4.9	10
Trading volume per day (in millions of shares)	213.0	195.0	18.0	9
Average revenue per share ($)	$0.0083	$0.0088	$(0.0005)	(6)
U.S. market trading days	253	251	2	1

*
Represents core equity business excluding ITG Derivatives and ITG Net commission revenues.

        Recurring revenues increased 3%, reflecting growth in the number of ITG Net network connections and subscription income from our analytical product sales.

        Other revenues decreased $12.2 million due to significantly lower interest rates on our money market investments, increased client accommodations and the elimination of fee income from BLOCKalert following our acquisition of the remaining 50% interest in July 2008.

        U.S. compensation and employee benefits expense remained flat year over year as the impact of an 8% increase in average headcount, which occurred primarily in technology departments (76% of total headcount growth) supporting our product growth initiatives and infrastructure, together with higher severance costs, offset a significant decline in incentive compensation, primarily performance based bonus and profit share, and higher capitalizable compensation costs related to our product development efforts.

        Other expenses increased $24.6 million driven by higher (i) amortization expense related to new product releases and the write-down of capitalized costs pertaining to discontinued non-core products, (ii) network connectivity and market data fees related to increased levels of business, (iii) legal fees, (iv) infrastructure investment in data centers and communications, and (v) other equipment related costs, including depreciation, partially offset by a decrease in the provision for doubtful accounts resulting from improved collections. Also included in other expenses for 2008 was the $1.5 million unrealized loss related to our shares of common stock in NYSE Euronext, Inc. (as described in the "Executive Summary").

        Interest expense declined 31% due to a lower outstanding balance on our long term debt, as well as the impact of significantly lower LIBOR interest rates on the unhedged portion of our debt in 2008.

Canadian Operations

	Year Ended December 31,
$ in thousands	2008	2007	Change	% Change
Revenues:
Commission	$65,283	$61,995	$3,288	5
Recurring	1,556	1,189	367	31
Other	16,512	11,042	5,470	50

Total revenues	83,351	74,226	9,125	12
Expenses:
Compensation and employee benefits	24,881	22,637	2,244	10
Transaction processing	13,508	15,242	(1,734)	(11)
Other expenses	19,233	15,835	3,398	21

Total expenses	57,622	53,714	3,908	7

Income before income tax expense	$25,729	$20,512	$5,217	25

Pre-tax profit margin	30.9%	27.6%	3.3%

        Our Canadian Operations achieved commission revenue growth of 5% as we continued to increase the customer base of our Triton, ITG Algorithm and direct market access offerings. The favorable exchange rate impact on revenues was minor ($0.7 million) as much of the appreciation of the Canadian Dollar earlier in the year reversed in the fourth quarter as the U.S. Dollar strengthened considerably. Interlisted arbitrage trading revenues improved to $15.9 million compared with $10.9 million in the prior year, benefiting from higher market volatility.

        Compensation and employee benefits expense increased 10% primarily due to a 23% increase in average headcount to support the overall growth of our Canadian business.

        Transaction processing costs decreased 11% as savings were realized on exchange fees even as commission revenues increased. This was due to further reductions in fees by the TSX as it faces increased competition from alternative trading systems, the full year effect of Smart Order routing to U.S. ECNs, where fees were reduced in late 2007, and lower ticket costs from fewer tickets generated as we enhanced ticket compression at our clearing broker.

        Other expenses reflect growth in depreciation and amortization expenses, network connectivity and market data fees related to increased levels of business and increased consulting fees pertaining to our development efforts.

International Operations

	Year Ended December 31,
$ in thousands	2008	2007	Change	% Change
Commission Revenues:
Europe	$72,691	$79,470	$(6,779)	(9)
Asia Pacific	28,393	28,840	(447)	(2)

Total commission revenues	101,084	108,310	(7,226)	(7)

Recurring revenues	5,651	1,580	4,071	258
Other revenues	1,585	847	738	87

Total revenues	108,320	110,737	(2,417)	(2)
Expenses:
Compensation and employee benefits	46,928	40,996	5,932	14
Transaction processing	36,796	40,674	(3,878)	(10)
Other expenses	35,787	26,664	9,123	34

Total expenses	119,511	108,334	11,177	10

Income before income tax expense	$(11,191)	$2,403	$(13,594)	—

Pre-tax profit margin	(10.3)%	2.2%	(12.5)%

        Our International Operations were unfavorably affected by movements in the foreign exchange rates in 2008, as exchange rate fluctuations decreased revenue and pre-tax income by $6.0 million and $1.7 million, respectively.

        International commission revenues decreased $7.2 million, resulting primarily from an unfavorable exchange rate impact. While market turnover in Europe and Asia Pacific decreased significantly, we achieved market share gains in both regions, which offset most of the unfavorable market impact.

        Although turnover on the MSCI Pan-Euro Index and LSE Customer business was down 26% and 48%, respectively, the market value of MSCI shares executed by ITG was up 13% driven by growth in client self directed trading and algorithmic product usage. ITG increased its MSCI market share in 2008, which except for the unfavorable exchange rate impact of $5.8 million, largely offset the impact of lower market turnover.

        ITG achieved higher market share in virtually all Asia Pacific markets with the market value of executed trades increasing 14% over 2007. Commission revenues were down only slightly, in contrast to the turnover decreases in our major Asia Pacific markets, which ranged from 6% to 36%. In this environment, we increased market share through our additional Triton installations and usage in these markets, thereby mitigating the effect of lower market turnover.

        Recurring revenues increased reflecting our realignment of certain management responsibilities for activities deriving from our OMS and ITG Net businesses, as we assigned the relevant customer agreements to a European subsidiary.

        Transaction processing costs were lower driven by the increased usage of MTFs, negotiated settlement agent discounts and favorable exchange rates. This decrease was partially offset by the higher proportion of trades being executed in Continental Europe, where costs are higher than in the U.K.

        Compensation and employee benefits expense reflects increased headcount to support both the general expansion of business activity and a more diversified product offering, partially offset by a decrease in performance based compensation and higher capitalizable salaries from product development efforts.

        Other expenses reflect higher technology, connectivity, market data and computer hardware fees needed to support increased volumes and more diversified products. In addition, we experienced increases in software amortization related to the roll out of products.

Income tax expense

        Our effective tax rate was 41.4% in 2008 compared to 41.2% in 2007. Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

U.S. Operations

	Year Ended December 31,
$ in thousands	2007	2006	Change	% Change
Revenues:
Commission	$453,429	$391,419	$62,010	16
Recurring	78,418	70,398	8,020	11
Other	14,189	14,146	43	—

Total revenues	546,036	475,963	70,073	15
Expenses:
Compensation and employee benefits	184,570	162,969	21,601	13
Transaction processing	56,087	48,172	7,915	16
Other expenses	128,983	104,490	24,493	23
Interest expense	10,443	12,220	(1,777)	(15)

Total expenses	380,083	327,851	52,232	16

Income before income tax expense	$165,953	$148,112	$17,841	12

Pre-tax profit margin	30.4%	31.1%	(0.7)%

        Commission revenues included strong performances from our direct market access and algorithmic products. We benefited from strong growth in average daily share volumes of 28%, which was partially offset by a reduction in average revenue per share, as shown in the Key Indicators table below. There was a marginal increase in total transaction processing costs as a percentage of commissions during 2007, as our newly acquired ITG Derivatives business incurred significantly higher costs per dollar of revenue than our equity executions business, where savings have been achieved through our transition to being a self-clearing broker-dealer in May 2007, as well as the processing of a larger portion of executions through less expensive venues. ITG Derivatives contributed $8.1 million to total revenues.

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

        Other revenues include investment income, market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business, as well as technology and support fees charged to the BLOCKalert joint venture. In 2006, other revenues included a gain of $6.9 million and dividend income of $1.0 million relating to the compensation we received consisting of cash and restricted shares of NYSE Euronext, Inc. common stock for our two NYSE membership seats.

        U.S. compensation and employee benefits expense increased by $21.6 million, reflecting a 12% increase in average headcount associated with business growth, as well as the RedSky acquisition, performance based compensation increases and the associated increase in benefit and payroll tax costs. Compensation costs related to product development were partially offset by higher capitalizable salaries from product development efforts.

        Other expenses increased $24.5 million due to (i) amortization expense related to new product releases, (ii) consulting fees related to systems and new business development activities, such as product globalization, (iii) market data fees related to increased business and the conversion to a unified global real time equity market data infrastructure to support our products and services, (iv) depreciation expense, (v) higher legal fees, (vi) increased losses from the BLOCKalert joint venture and (vii) increased infrastructure needs. Our increased infrastructure needs included expanded office space in both our California and New York offices, as well as expansion of our telecommunications and data processing infrastructure.

        Interest expense declined 15% in line with the lower outstanding balance on our borrowings used to finance the 2006 acquisitions of Macgregor and Plexus.

Canadian Operations

	Year Ended December 31,
$ in thousands	2007	2006	Change	% Change
Revenues:
Commission	$61,995	$37,790	$24,205	64
Recurring	1,189	2,460	(1,271)	(52)
Other	11,042	14,653	(3,611)	(25)

Total revenues	74,226	54,903	19,323	35
Expenses:
Compensation and employee benefits	22,637	16,792	5,845	35
Transaction processing	15,242	11,750	3,492	30
Other expenses	15,835	8,919	6,916	78

Total expenses	53,714	37,461	16,253	43

Income before income tax expense	$20,512	$17,442	$3,070	18

Pre-tax profit margin	27.6%	31.8%	(4.2)%

        2007 had been a record year for trading activity on the TSX. Our TSX market share increased to 3.25% from 2.68% in 2006. Our commission revenues increased at a slightly higher rate than our 63% growth in share volumes, which was primarily on the TSX, but also included U.S. executions for Canadian customers.

        Along with the heightened activity in Canadian equities, our Canadian revenues and market share benefited from a sustained sales effort, the success of Triton and continued expansion in the use of algorithmic trading. In 2007, a total of 4.5 billion shares were executed through ITG Algorithms, approximately double the 2006 share level.

        Total revenues increased $19.3 million, including a $4.2 million favorable exchange rate impact from the appreciation of the Canadian Dollar. Revenues in 2006 included a one time gain of $5.4 million on the IRESS Sale, which is included in other revenues. Excluding the impact of the 2006 IRESS Sale, the growth in other revenues, total revenues and pre-tax margin was 19%, 50% and 3.3 percentage points, respectively. Other revenues included $10.9 million from our interlisted arbitrage activities versus $8.8 million in 2006. On a pre-tax basis, there was a favorable exchange rate benefit of approximately $1.1 million.

        Total expenses increased $16.3 million including a $3.1 million unfavorable exchange rate impact. The growth in expenses was driven by higher levels of business activity and increased infrastructure needs to support this growth.

        Compensation and employee benefits expense reflects higher performance based compensation from the growth in revenues and profitability, as well as increased headcount to support the overall expansion of the Canadian Operations.

        Transaction processing costs grew with increased trading volumes, but at a lower rate than revenue growth due to savings from a new TSX pricing model and lower clearing/settlement fees. There continues to be downward pressure on exchange fees in Canada due to the recent launches of alternative trading systems in the Canadian equities marketplace.

        Other expenses reflect growth in business development, consulting, technology related and facilities costs, as well as connectivity and market data fees related to significantly increased levels of business.

International Operations

	Year Ended December 31,
$ in thousands	2007	2006	Change	% Change
Commission Revenues:
Europe	$79,470	$45,982	$33,488	73
Asia Pacific	28,840	19,498	9,342	48

Total commission revenues	108,310	65,480	42,830	65

Recurring revenues	1,580	802	778	97
Other revenues	847	2,336	(1,489)	(64)

Total revenues	110,737	68,618	42,119	61
Expenses:
Compensation and employee benefits	40,996	31,659	9,337	29
Transaction processing	40,674	20,782	19,892	96
Other expenses	26,664	19,767	6,897	35

Total expenses	108,334	72,208	36,126	50

Income before income tax expense	$2,403	$(3,590)	$5,993	—

Pre-tax profit margin	2.2%	(5.2)%	7.4%

        International commission revenues increased 65% to $108.3 million, including a favorable exchange rate impact of $7.3 million. Excluding the foreign currency impact, commission revenues grew 54%.

        European commission revenues increased $33.5 million, reflecting substantial volume and market value increases from our portfolio trading desk and our direct access trading products. Much of the volume increase was driven by winning additional portfolio business, the successful expansion of Triton and ITG Channel to both new and existing clients, and our improved direct market access and algorithmic trading offering. However, transaction processing costs increased at a rate greater than the related trading growth. In addition to volume and market value growth, the increase is attributable to a change in our geographical mix, with a higher concentration of our trades executed in continental European markets, where we incur significantly higher clearing and execution costs than we do in the UK market, and the greater proportion of trades executed directly on more costly exchanges than through POSIT.

        Commission revenues in Asia Pacific increased $9.3 million, primarily reflecting strong market conditions and volume growth from new and existing clients. Transaction processing costs grew at a lower rate than revenues due to the increased proportion of trades executed in Hong Kong, where we self-clear equity transactions, as well as lower execution rates charged by overseas brokers.

        Total International revenues include an $8.5 million favorable exchange rate impact resulting primarily from the stronger Pound Sterling. On a pre-tax basis, the favorable exchange rate impact was approximately $0.8 million.

        Compensation and employee benefits expense reflects higher performance related compensation related to the growth in revenues, increased headcount to support the general expansion of business activity, and an unfavorable exchange rate impact of $2.7 million.

        Other expenses reflect higher technology, connectivity and market data fees related to increased business levels, together with business development, consulting, legal and occupancy charges, and an unfavorable exchange rate impact.

Income tax expense

        Our effective tax rate was 41.2% in 2007 compared to 39.5% in 2006. Our 2006 tax rate was favorably impacted by the satisfactory settlement of certain federal and state tax matters. Our 2007 rate was negatively impacted by higher state taxes due to our expansion into additional jurisdictions and lower foreign tax credits. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

Goodwill

        We obtained goodwill and intangible assets as a result of the acquisitions of subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") we test goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process.

  •
  Step one—the fair value of each reporting unit is compared to its carrying value in order to identify potential impairment. If the fair value of a reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of a reporting unit, potential impairment is indicated and step two of the impairment test is performed in order to determine the implied fair value of the reporting unit's goodwill and measure the potential impairment loss.

  •
  Step two—when potential impairment is indicated in step one, we compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The impairment assessment requires management to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. The fair values of our reporting units are determined by considering the income and market approaches to valuation.

        Under the income approach, the fair value of the reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent on a discounted cash flow model for each of our reporting units which incorporates a ten year cash flow forecast plus a terminal value assuming an estimated sustainable long term growth rate. Such forecasts consider business plans, historical and anticipated future results based upon our expectations for future product offerings, market opportunities and challenges and other factors. The discount rates used to determine the present value of future cash flows are based upon an adjusted version of the Capital Asset Pricing Model ("CAPM") to estimate the required rate of return on equity. The CAPM measures the rate of return required by investors given a company's risk profile. Significant revisions to any of these estimates could lead to an impairment of all or a portion of goodwill in future periods.

        Under the market approach, the fair value is based upon multiples which are (i) based upon operating data of similar guideline companies, (ii) evaluated and adjusted based on the strengths and weaknesses of our company compared to the guideline companies, and (iii) applied to our company's operating data to arrive at an indication of value. We also consider prices paid in recent transactions that have occurred in our industry or related industries. In the latter case, valuation multiples based upon actual transactions are used to arrive at an indication of value. Under the market approach, we make certain judgments about the selection of comparable guideline companies, comparable recent company and asset transactions and transaction control premiums. Although we have based the fair value estimate on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain and actual results could differ from the estimate.

        As a corroborative source of information, we use our market capitalization, adjusted for an estimated control premium to reflect an estimated fair value on a control basis, to verify the reasonableness of the fair value of our reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions.

        We performed our impairment testing in the fourth quarter and determined there to be no impairment of the carrying values of goodwill or intangible assets in 2008. The following table indicates our sensitivity to potential future impairment charges from potential declines in the fair value of our goodwill (dollars in millions):

	Potential Future Impairment
	10%	25%	50%
Goodwill:
U.S. Operations	$38.9	$97.3	$194.6
International Operations	$3.5	$8.7	$17.4

Indefinite Lived Intangible Assets

        In accordance with SFAS 142, we perform the impairment test for indefinite-lived intangible assets by comparing the asset's fair value to its carrying value on at least an annual basis as these assets are not amortized. Additionally, we review the carrying value of an intangible asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, or a significant change in the business or regulatory climate that could affect the value of the asset. We also evaluate the remaining useful life of such assets to determine whether events and circumstances continue to support an indefinite useful life.

        An impairment charge is recognized if the estimated fair value of the asset is less than its carrying value. We estimate the fair value based on projected discounted future cash flows which require assumptions related to revenue growth, operating margins and other relevant market, economic and regulatory factors, as well as risk adjusted discount rates. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our indefinite-lived intangible assets or using a methodology other than a discounted cash flow model could result in different values for our indefinite-lived intangible assets and could result in an impairment charge.

Intangible Assets Subject to Amortization

        Intangible assets with definite useful lives are subject to amortization and are evaluated for recoverability when events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If such an event or change occurs, we estimate cash flows directly associated with the use of the intangible asset to test its recoverability and assess its remaining useful life. The projected cash flows require assumptions related to revenue growth, operating margins and other relevant market, economic and regulatory factors. If the expected undiscounted future cash flows from the use and eventual disposition of a finite-lived intangible asset or asset group are not sufficient to recover the carrying value of the asset, we then compare the carrying amount to its current fair value. We estimate the fair value using market prices for similar assets, if available, or by using a discounted cash flow model. We then recognize an impairment loss for the amount by which the carrying amount exceeds its fair value. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

        Amortization expense related to other intangibles for the years ended December 31, 2008, 2007, and 2006 was as follows (dollars in millions):

	Amortization Expense
	2008	2007	2006
Other intangibles	$3.1	$2.5	$2.3

Share Based Compensation

        On January 1, 2006 we adopted SFAS No. 123R, "Share-Based Payment," a revision to SFAS No. 123, which clarifies and expands the guidance in SFAS No. 123 in several areas, including measuring fair values and attributing compensation cost to reporting periods. Share-based payment transactions require the application of a fair value methodology that involves various assumptions. The fair value of options awarded to employees is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options.

        SFAS No. 123R requires us to estimate forfeitures at grant date (rather than recognizing forfeitures as incurred). For the year ended December 31, 2008 a 10% change (increase or decrease) in estimated forfeitures would result in a minimal change to our pre-tax income.

Fair Value

        Securities owned, at fair value, and securities sold, not yet purchased, at fair value in the Consolidated Statements of Financial Condition are carried at fair value or amounts that approximate fair value, with the related unrealized gains or losses recognized in our results of operations (except for available-for-sale securities, for which unrealized gains or losses are reported in accumulated other comprehensive income unless we believe there is an other-than-temporary impairment in their carrying value). The fair value of these instruments is the amount at which these instruments could be exchanged in a current transaction between willing parties, other than in a forced liquidation. Where available, we use the prices from independent sources such as listed market prices or broker/dealer quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we use estimated fair values as determined by management.

        During 2006, we entered into interest rate swaps to hedge the variability of forecasted interest payments that we believed were likely to occur over the next three years. The interest rate swaps were designated as the hedging instruments in a cash flow hedge. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", we are required to estimate the fair value of certain financial instruments to determine the effectiveness of the hedge. We used the following methods and assumptions to estimate the fair values of certain financial instruments:

  •
  Long term debt—the carrying amount of our floating rate debt approximates fair value.

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

        Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The impact of our reassessment of uncertain tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We principally invest our excess cash in U.S. Government money market mutual funds and other money market mutual funds. At December 31, 2008, cash and cash equivalents and securities owned, at fair value amounted to $359.4 million.

        As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets and may fluctuate significantly from time to time based upon the nature and size of our customers' trading activity and market volatility. As of December 31, 2008, we had interest-bearing security deposits totaling $43.2 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

        When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we utilize pledge facilities with two banks which have no specific limitations on our additional borrowing capacities (see "Financing Activities" below). However, the current economic crisis and the resultant tightening of credit by lenders may inhibit our ability to borrow, particularly on a non-collateralized basis.

        In Hong Kong, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $152.7 million and are supported by $25.8 million in restricted cash deposits. We also maintain working capital facilities with a bank in the form of overdraft protection totaling approximately $29.2 million for our European settlement activities.

Capital Resources

        Our capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access capital markets.

Operating Activities

        Cash flows provided by operating activities were $379.9 million in 2008 as compared to the $109.4 million used in operating activities in 2007. The increase was primarily attributable to changes in working capital, specifically the net activity related to receivables/payables from/to customers and brokers. The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.

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

Investing Activities

        Net cash used in investing activities of $70.1 million primarily includes our investment in computer hardware, software and capitalizable software development projects, as we continue to invest in both our infrastructure and our product portfolio. In 2008, we also acquired the remaining shares of the Block Alert, LLC joint venture (now POSIT Alert) that we did not already own.

Financing Activities

        During 2008, we used $38.0 million for principal repayments on our long term debt (see Note 13, "Long Term Debt", to the consolidated financial statements). In 2009, we are scheduled to repay principal of $47.6 million. We also used cash for a net repayment of short-term bank borrowings from our pledge facilities arising from our U.S. clearing and settlement activities and to fund our repurchase of ITG common stock. Our use of cash in financing activities of $130.4 million was net of $2.8 million, representing an excess tax benefit from the issuances of our common stock arising from the vesting of equity awards to our employees.

        When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements have carried interest at federal funds rate plus a spread of 50 - 100 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At December 31, 2008, we had $24.9 million in short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 12, "Short-Term Bank Loans", to the consolidated financial statements).

        We also have a $25.0 million revolving credit facility available that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Annual Report on Form 10-K, we have no outstanding borrowings under the revolving credit facility.

        During 2008, we repurchased approximately 0.8 million shares of our common stock at a cost of approximately $26.2 million, which was funded from our available cash resources. Approximately 0.7 million ($23.0 million) of these shares were purchased under a share repurchase program approved by our Board of Directors on July 22, 2004. Of the shares repurchased, 80,000 ($3.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

Regulatory Capital

        Under the SEC's Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2008 for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$162.5	$161.5
AlterNet	3.2	3.1
Blackwatch	10.9	10.8
ITG Derivatives	2.0	1.5
POSIT Alert	1.9	1.9

        Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

        As of December 31, 2008, ITG Inc. had a $35.7 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, "Computation for Determination of Reserve Requirements".

        In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2008, as summarized in the following table (dollars in millions):

Canadian Operations	Excess Net Capital
Canada	$33.8
International Operations
Australia	$4.5
Europe	27.5
Hong Kong	29.5
Japan	1.5

Liquidity and Capital Resource Outlook

        Historically, our working capital, share repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our Macgregor and Plexus acquisitions, which required long term financing as previously described. We believe that our cash flow from operations, existing cash balances and the available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our credit agreement. However, our ability to borrow additional funds may be inhibited by our financial lending institutions' ability or willingness to lend to us.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions, ITG has provided third party financial institutions with guarantees in amounts up to a maximum of $94.8 million. In the event that one of our customers fails to settle a securities transaction, or if an ITG subsidiary was unable to honor trades with a customer, ITG would be required to provide for the amount of such securities up to the $94.8 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

        As of December 31, 2008, our contractual obligations and other commercial commitments amounted to $195.0 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$27.3	$18.5	$8.7	$0.1	$—
Long term debt (including interest)	97.5	49.9	47.6	—	—
Operating lease obligations	60.1	13.7	21.6	15.9	8.9
Minimum payments under certain employment arrangements	10.1	10.1	—	—	—

Total	$195.0	$92.2	$77.9	$16.0	$8.9

        The above information excludes $18.4 million of unrecognized tax benefits discussed in Note 11, "Income Taxes", to our consolidated financial statements because it is not possible to estimate the time period when or if it might be paid to tax authorities.

Recent Accounting Pronouncements, Not Yet Adopted

        In December 2007, the FASB issued FASB Statement No. 141(R), "Business Combinations", ("FAS 141R") and FASB Statement No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Statements, an amendment of ARB No. 51", ("FAS 160"). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. In addition to expanding the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained, significant changes in the accounting for business combination transactions resulting from the issuance of FAS 141R include: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date (i.e. nullification of EITF Issue 99-12), (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings, (iv) capitalization of in-process research and development assets acquired at acquisition date fair value, (v) recognition of acquisition-related transaction costs as expense when incurred, (vi) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in FASB Statement 146 are met as of the acquisition date, and (vii) recognition of changes in the acquirer's income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

        Significant changes in the accounting for noncontrolling (minority) interests resulting from the issuance of FAS 160 include: (i) classification of noncontrolling interests as a component of consolidated shareholders' equity, (ii) earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense with earnings attributable to noncontrolling interest disclosed on the face of the income statement (the elimination of "minority interest" accounting in results of operations), (iii) attribution of losses to the noncontrolling interest is required, even when those losses exceed the noncontrolling interest in the equity of the subsidiary, (iv) accounting for both increases and decreases in a parent's controlling ownership interest that do not result in a loss of control of the subsidiary as transactions in the equity of the consolidated entity, and (v) accounting for changes in a parent's ownership interest that result in the loss of control of the subsidiary as a new basis recognition event that results in a gain or loss recognition on both the transaction in which control is ceded and on the revaluation to fair value of any retained ownership interest in the henceforth unconsolidated entity. In consolidated financial statements issued after the effectiveness of FAS 160, retroactive restatement of prior periods is required for the directives described in points (i) and (ii), above.

        FAS 141R and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS 141R and FAS 160 to have a material impact on our consolidated results of operations and financial condition unless we enter into a material acquisition in the future.

        In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133", ("FAS 161"). FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 161 requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We believe the principal impact of adopting FAS 161 will be to require us to expand our disclosures regarding derivative instruments.

        On June 16, 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP 03-6-1"). This FSP was issued to address questions that arose in practice regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share ("EPS"), pursuant to FASB Statement No. 128, "Earnings Per Share". The two-class method is an earnings allocation method for computing EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities (a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, and regardless of the form of participation). This method determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings. In FSP 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. This FSP also requires that all prior-period EPS data be adjusted retrospectively. We do not expect the adoption of FSP 03-6-1 to impact us as our unvested share-based payment awards do not contain rights to receive nonforfeitable dividends or dividend equivalents.

Forward-Looking Statements

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, rapid changes in technology, fluctuations in market trading volumes, financial market volatility, changes in commission pricing, evolving industry regulations, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands for our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, changes in tax policy or accounting rules, fluctuations in foreign exchange rates, as well as general economic, business, credit and financial market conditions, internationally or nationally, and adverse changes or volatility in interest rates. Certain of these factors, and other factors, are more fully discussed in Item 1A, "Risk Factors", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Annual Report on Form 10-K, which you are encouraged to read.

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

        We have performed sensitivity analyses on different tests of market risk as described in the following sections to estimate the impacts of a hypothetical change in market conditions on interest rates and the U.S. Dollar value of non-U.S. Dollar-based revenues associated with our Canadian Operations and International Operations. Estimated potential losses assume the occurrence of certain adverse market conditions. Such estimates do not consider the potential effect of favorable changes in market factors and also do not represent management's expectations of projected losses in fair value. We do not foresee any significant changes in the strategies we use to manage interest rate risk, foreign currency risk or equity price risk in the near future.

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and to interest on our long term debt and our revolving loan.

        Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market mutual funds. The aggregate fair market value of our portfolio was $388.1 million and $240.9 million as of December 31, 2008 and 2007, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

        Our current long term debt borrowings bear interest based on the Three-Month LIBOR plus a margin of 1.25%. Our interest rate risk on this debt will be affected by changes in LIBOR and maintenance of financial ratios, as well as our interest rate hedging activities. Under certain circumstances specifically related to our financial ratios under our credit agreement, this margin could increase to 1.50%. As required by the terms of our credit agreement, we entered into interest rate swap agreements which effectively fixed our interest rate on one-half of the outstanding Term Loan principal at 6.314% for a three year period expiring March 31, 2009, after which our future interest payments will be unhedged. We estimate that a hypothetical 100 basis point increase in weighted average interest rates for 2009 would result in an approximately $0.5 million increase in interest expense on our long term debt.

Foreign Currency Risk

        We currently operate and continue to expand globally, principally through our operations in Canada, Australia, Europe, Hong Kong, Japan and Singapore, as well as through the development of specially tailored versions of our services to meet the needs of our international clients. Additionally, we maintain technology development facilities in Israel and Spain. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar, Hong Kong Dollar, Japanese Yen, Singapore Dollar and Israeli New Shekel. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this risk. Non-U.S. Dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

        Approximately 25% of our revenues for both the years ended December 31, 2008 and 2007 were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2008 and 2007, respectively, we estimate that a hypothetical 10% adverse change in foreign exchange rates would have resulted in a decrease in net income of $0.7 million and $2.6 million, respectively.

Equity Price Risk

        Equity price risk results from exposure to changes in the prices of equity securities. At times, we hold positions overnight due to client or Company errors. Equity price risk can arise from liquidating such positions. Accordingly, we maintain policies and procedures regarding the management of our errors and accommodations proprietary trading accounts. It is our policy to attempt to trade out of all positions arising from errors and accommodations immediately while balancing our exposure to market risk. Certain positions may therefore be liquidated over a period of time in an effort to minimize market impact.

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

Cash Management Risk

        Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after-tax rate of return. Our policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. Our first priority is to reduce the risk of principal loss. We seek to preserve our invested funds by limiting default risk, market risk, and re-investment risk. We attempt to mitigate default risk by investing principally in U.S. Government Money Market

Mutual Funds and by positioning our portfolio to respond appropriately to reductions in the credit rating of any investment issuer or guarantor that we believe is adverse to our investment strategy.

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2008, and 2007, our cash and cash equivalents and securities owned were approximately $359.4 million and $191.8 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 2, 2009

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$352,960	$183,757
Cash restricted or segregated under regulations and other	73,218	71,300
Deposits with clearing organizations	43,241	43,284
Securities owned, at fair value	6,399	8,022
Receivables from brokers, dealers and clearing organizations	328,528	551,059
Receivables from customers	300,158	676,522
Premises and equipment, net	48,321	45,886
Capitalized software, net	62,821	50,892
Goodwill	423,896	422,774
Other intangibles, net	31,094	31,318
Deferred taxes	2,591	2,282
Other assets	12,226	13,791

Total assets	$1,685,453	$2,100,887

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$221,582	$186,463
Short-term bank loans	24,900	101,400
Payables to brokers, dealers and clearing organizations	232,527	497,124
Payables to customers	287,515	457,105
Securities sold, not yet purchased, at fair value	2,479	859
Income taxes payable	25,646	18,320
Deferred taxes	8,924	2,821
Long term debt	94,500	132,500

Total liabilities	898,073	1,396,592

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,582,306 and 51,503,221 shares issued at December 31, 2008 and 2007, respectively and 43,244,184 and 43,462,885 shares outstanding at December 31, 2008 and 2007, respectively	516	515
Additional paid-in capital	219,830	210,071
Retained earnings	766,319	651,677
Common stock held in treasury, at cost; 8,338,122 and 8,040,336 shares at December 31, 2008 and 2007, respectively	(193,206)	(177,928)
Accumulated other comprehensive income (net of tax)	(6,079)	19,960

Total stockholders' equity	787,380	704,295

Total liabilities and stockholders' equity	$1,685,453	$2,100,887

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Commissions	$654,889	$623,734	$494,689
Recurring	87,991	81,187	73,660
Other	20,103	26,078	31,135

Total revenues	762,983	730,999	599,484

Expenses:
Compensation and employee benefits	256,511	248,203	211,420
Transaction processing	95,078	112,003	80,704
Occupancy and equipment	57,816	47,344	38,296
Telecommunications and data processing services	53,243	41,136	30,409
Other general and administrative	97,556	83,002	64,471
Interest expense	7,253	10,443	12,220

Total expenses	567,457	542,131	437,520

Income before income tax expense	195,526	188,868	161,964
Income tax expense	80,884	77,761	64,041

Net income	$114,642	$111,107	$97,923

Earnings per share:
Basic	$2.64	$2.52	$2.26

Diluted	$2.61	$2.48	$2.21

Basic weighted average number of common shares outstanding	43,503	44,042	43,350

Diluted weighted average number of common shares outstanding	43,987	44,784	44,289

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2005	$—	$514	$175,600	$442,647	$(162,735)	$6,280	$462,306
Net income	—	—	—	97,923	—	—	97,923
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	6,419	6,419
Unrealized gain on hedging instruments (net of tax)						5	5

Comprehensive income							$104,347

Issuance of common stock for employee stock options (839,927 shares), restricted share awards (4,227 shares), and employee stock unit awards (138,655 shares), including excess tax benefit of $3.1 million	—	—	13,884	—	18,562	—	32,446
Issuance of common stock for the employee stock purchase plan (53,533 shares)	—	—	1,599	—	—	—	1,599
Share-based compensation	—	—	7,336	—	—	—	7,336

Balance at December 31, 2006	$—	$514	$198,419	$540,570	$(144,173)	$12,704	$608,034

Net income	—	—	—	111,107	—	—	111,107
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	7,686	7,686
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	54	54
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	(484)	(484)

Comprehensive income							$118,363

Issuance of common stock for employee stock options (654,549 shares), restricted share awards (84,304 shares) and employee stock unit awards (106,973 shares), including excess tax benefit of $6.2 million	—	—	1,796	—	16,575	—	18,371
Issuance of common stock for the employee stock purchase plan (59,661 shares)	—	1	2,126	—	—	—	2,127
Purchase of common stock for treasury (1,252,595 shares)	—	—	—	—	(50,330)	—	(50,330)
Share-based compensation	—	—	7,730	—	—	—	7,730

Balance at December 31, 2007	$—	$515	$210,071	$651,677	$(177,928)	$19,960	$704,295

Net income	—	—	—	114,642	—	—	114,642
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(26,195)	(26,195)
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	(54)	(54)
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	210	210

Comprehensive income							$88,603

Issuance of common stock for employee stock options (202,083 shares), restricted share awards (147,565 shares) and employee stock unit awards (131,651 shares), including excess tax benefit of $2.8 million	—	1	(2,957)	—	10,921	—	7,965
Issuance of common stock for the employee stock purchase plan (79,085 shares)	—	—	2,317	—	—	—	2,317
Purchase of common stock for treasury (698,737 shares)	—	—	—	—	(23,020)	—	(23,020)
Settlement of share-based awards (80,348 shares)					(3,179)		(3,179)
Share-based compensation	—	—	10,399	—	—	—	10,399

Balance at December 31, 2008	$—	$516	$219,830	$766,319	$(193,206)	$(6,079)	$787,380

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from Operating Activities:
Net income	$114,642	$111,107	$97,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,180	36,017	22,499
Deferred income tax expense	12,603	7,305	2,483
Gain on sale of investment	—	—	(3,188)
Loss/(gain) on securities owned	1,519	—	(6,908)
Provision for doubtful accounts	697	1,122	1,281
Share-based compensation	10,399	7,730	7,336
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(5,676)	(57,597)	(5,927)
Deposits with clearing organizations	4,405	(43,284)	—
Securities owned, at fair value	43	(1,186)	(523)
Receivables from brokers, dealers and clearing organizations	169,228	(314,314)	(137,726)
Receivables from customers	304,609	(281,456)	75,463
Accounts payable and accrued expenses	37,199	25,605	58,870
Payables to brokers, dealers and clearing organizations	(211,586)	337,310	(31,168)
Payables to customers	(108,642)	46,292	67,711
Securities sold, not yet purchased, at fair value	1,631	606	46
Income taxes payable	3,120	16,085	(435)
Excess tax benefit from share-based payment arrangements	(2,787)	(6,176)	(3,053)
Other, net	(5,722)	5,408	2,783

Net cash provided by (used in) operating activities	379,862	(109,426)	147,467

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(5,714)	(14,503)	(254,259)
Capital purchases	(26,206)	(27,668)	(22,719)
Capitalization of software development costs	(40,956)	(34,951)	(27,165)
Proceeds from sale of investments	2,815	3,416	19,442

Net cash used in investing activities	(70,061)	(73,706)	(284,701)

Cash flows from Financing Activities:
Proceeds from debt incurred	—	—	200,000
Short-term bank loans	(76,500)	101,400	—
Payments on debt	(38,000)	(28,400)	(39,100)
Excess tax benefit from share-based payment arrangements	2,787	6,176	3,053
Debt issuance costs	—	—	(1,940)
Common stock issued	7,496	14,322	30,992
Common stock repurchased	(23,020)	(50,330)	—
Settlement of share-based awards	(3,179)	—	—

Net cash (used in) provided by financing activities	(130,416)	43,168	193,005

Effect of exchange rate changes on cash and cash equivalents	(10,182)	2,423	4,483

Net increase (decrease) in cash and cash equivalents	169,203	(137,541)	60,254

Cash and cash equivalents—beginning of year	183,757	321,298	261,044

Cash and cash equivalents—end of year	$352,960	$183,757	$321,298

Supplemental cash flow information:
Interest paid	$11,117	$13,530	$16,471
Income taxes paid	$62,808	$53,488	$53,577
Non cash investing activities:
Acquisition payment obligation	—	$5,606	—

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Basis of Presentation

        Investment Technology Group, Inc. ("ITG" or the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet"), ITG Derivatives LLC ("ITG Derivatives") and POSIT Alert LLC ("POSIT Alert"), United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. ("ITG Japan"), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc. ("ITG Solutions Network"), a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community and Plexus Plan Sponsor Group, Inc. ("Plexus"), a provider of trading process analysis, transition consulting and related services to the plan sponsor community.

        Investment Technology Group, Inc. (NYSE: ITG) is a specialized agency brokerage and financial technology firm that partners with asset managers globally to provide innovative solutions spanning the investment continuum. A leader in electronic trading since launching POSIT in 1987, ITG's integrated approach now includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Asset managers rely on ITG's independence, experience and agility to help mitigate risk, improve performance and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations (see Note 23, "Segment Information", to the consolidated financial statements). The U.S. Operations segment provides trading, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, network connectivity and research services. The International Operations segment includes our trading, trade order management, network connectivity and research service businesses in Europe, Australia, Hong Kong, Japan and Singapore, as well as a research and development facility in Israel.

        Certain reclassifications and format changes have been made to prior period amounts to conform to the current period presentation. Certain revenues previously included in other revenues and recurring revenues were reclassified to commissions and certain expenses previously included in other general and administrative were reclassified to compensation and employee benefits in the Consolidated Statements of Income.

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

Revenue Recognition

        Transactions in securities, commission revenues and related expenses are recorded on a trade date basis. Our commission revenues are derived primarily from customer use of our trade execution services and commission sharing arrangements.

        Our recurring revenues are derived from the following primary sources: (1) subscription revenue generated from usage of software and our analytical products, (2) maintenance and customer technical support on our order management system, and (3) connectivity fees generated from providing a private value-added FIX electronic communications network. Software related professional services, such as implementation and customer training related activities, are reported in other revenues.

        Substantially all of our recurring revenue arrangements do not require significant modification or customization of the underlying software. Accordingly, we recognize the vast majority of software revenue pursuant to the requirements of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." In accordance with SOP 97-2, we begin to recognize revenue from subscriptions, maintenance, customer technical support and professional services when all of the following criteria are met: (1) we have persuasive evidence of a legally binding arrangement with a customer, (2) delivery has occurred, (3) the fee is deemed fixed or determinable and free of contingencies or significant uncertainties, and (4) collection is probable. Where we provide software

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under a hosting arrangement, as is the case with our ITG Trade Ops product, revenue is accounted for as a service arrangement under Staff Accounting Bulletin ("SAB") No. 104, since the customer does not have the contractual right to take possession of the software at any time during the hosting period without significant penalty (or it is not feasible for the customer to run the software on either its own hardware or a third party's hardware).

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

        Our subscription agreements for software products generally include provisions that, among other things, allow customers to receive unspecified future software upgrades for no additional fee, as well as the right to use the software products with maintenance for the term of the agreement, typically one to three years. Under these agreements, once all four of the above noted revenue recognition criteria are met, we recognize revenue ratably over the term of the license agreement.

        Many of our software arrangements include consulting implementation services which are sold on a time and materials ("T&M") basis or as a fixed fee. Revenues from professional services, which are sold as a multiple-element arrangement with the implementation of software, are deferred until go-live (or acceptance, if applicable) of the software and recognized in the same manner as the subscription over the remaining term of the initial contract. Professional services not connected with the implementation of software are recognized on a T&M basis as incurred (billed).

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

        Other revenues include (a) interest income, (b) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from our customers' short settlement activities, (c) realized gains and losses in connection with our cash management activities, (d) non-recurring professional services, such as one-time implementation and customer training related activities, and (e) income from same day interlisted arbitrage trading.

Cash and Cash Equivalents

        We have defined cash and cash equivalents as highly liquid investments, with original maturities of less than ninety days, which are part of our cash management activities.

Fair Value of Financial Instruments

        Substantially all of our financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and securities sold, not yet purchased, investments in limited partnerships and certain receivables are carried at market value or estimated fair value.

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

        Receivables from brokers, dealers and clearing organizations include amounts receivable for fails to deliver, cash deposits for securities borrowed, amounts receivable from clearing organizations and commissions receivable. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, amounts payable to clearing organizations on open transactions, securities loaned and execution cost payables. In addition, the net receivable or payable arising from unsettled trades is reflected in the appropriate category. Receivables from customers consist of customer fails to deliver, commissions earned and receivables arising from the Company's pre-payment of research, net of an allowance for doubtful accounts. Payables to customers primarily consist of customer fails to receive. Commission revenues and related expenses for all securities transactions are recorded on a trade date basis. In May 2007, ITG Inc., our primary U.S. broker-dealer, commenced self-clearing of equities trades. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds, as well as the record-keeping functions involved in the processing of securities transactions.

        Transactions for securities done on an agency basis through our non-U.S. operations are recorded on the accompanying Consolidated Statements of Financial Condition on the trade date as such securities transactions generally clear through other broker-dealers but we generally assume the market and credit risk of the transaction on the trade date.

        Securities owned, at fair value consist of common stock and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the Consolidated Statements of Income, except for unrealized gains and losses on available-for-sale securities which are reported in other accumulated comprehensive income unless we believe there is an other than temporary impairment in their carrying value.

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

Securities Borrowed and Loaned

        Securities borrowed transactions facilitate the settlement process and generally occur when securities are needed to deliver against a settling transaction, such as non-standard settlements (equity settlements occurring other than trade date plus three days), as requested by our customers or a fail to deliver. Securities borrowed and securities loaned are carried at the amounts of cash collateral

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

advanced and received in connection with the transaction. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, we receive collateral in the form of cash or other collateral. We monitor the market value of securities borrowed and loaned on a daily basis and the collateral is adjusted as necessary based upon market prices. The value of securities borrowed is included in receivables from brokers, dealers and clearing organizations, while the value of securities loaned is included in payables to brokers, dealers and clearing organizations.

Client Commission Arrangements

        We permit institutional customers to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as client commission arrangements. We are accounting for the cost of independent research and directed brokerage arrangements on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Our accounting for commission revenues includes the guidance contained in EITF Issue No. 99-19, "Reporting Revenues Gross versus Net", and accordingly, payments relating to client commission arrangements are netted against the commission revenues. Prepaid research, net of allowance is included in receivables from customers and receivables from brokers, dealers and clearing organizations, while accrued research payable is classified as accounts payable and accrued expenses in our Consolidated Statements of Financial Condition.

        Client commission revenues and related prepaid and accrued research balances for the years ended December 31, 2008, 2007 and 2006 were as follows (dollars in millions):

	2008	2007	2006
Client commissions	$189.3	$147.6	$107.1

Prepaid research, gross	$4.6	$6.4	$8.8
Allowance for prepaid research	(1.0)	(1.4)	(1.5)

Prepaid research, net of allowance	$3.6	$5.0	$7.3

Accrued research payable	$44.3	$39.7	$29.1

Capitalized Software

        Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," we capitalize software development costs when technological feasibility of a product has been established. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications. All costs incurred to establish technological feasibility are expensed as incurred as required by SFAS No. 2, "Accounting for Research and Development Costs." The assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. We are amortizing capitalized software costs using the straight-line method over the estimated economic useful life. Effective January 1, 2006, we changed our estimate of the useful life of our capitalized software from two years to three years. This change in estimate resulted from our evaluation of the life cycles of our developed software and our conclusion that our software products consistently have a longer life than previously estimated. We believe that this change in estimate more

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accurately reflects the productive life of these assets. Amortization begins when the product is available for general release to customers. Amortization of software development costs is included in other general and administrative expenses in the Consolidated Statements of Income.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs were $39.3 million, $34.3 million and $29.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill and Other Intangibles

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be assessed no less than annually for impairment. An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value.

        Other intangibles with definite lives will continue to be amortized over their useful lives and are assessed annually for impairment pursuant to the provisions of SFAS No. 142 and SFAS No. 144, "Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of." An impairment loss is calculated as the amount by which the carrying value of the intangible asset exceeds its estimated fair value. Such a loss is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than its carrying value.

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

        As is the normal practice in our industry, the values we report for certain long-lived assets, such as with exchange seats and stock exchange trading rights, are valued at cost or a lesser amount (fair market value) if there is an other-than-temporary impairment in value.

Income Taxes

        Income taxes are accounted for on the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not, that such assets will not be realized. Contingent income tax liabilities are recorded when the criteria for loss recognition under FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109," ("FIN 48"), which became effective for us on January 1, 2007, have been met. Specifically, FIN 48 requires that we determine whether or not a tax position is more likely than not to be sustained upon examination based upon the technical merits of the position. If this recognition threshold is met, the tax benefit is then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

Share-based Compensation

        Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. The Company recognizes compensation cost evenly over the requisite service period for the entire award using the straight-line attribution method for awards that have graded vesting schedules. Since we had previously accounted for share-based compensation plans under SFAS 123, adoption did not have a significant impact on our financial position or results of operations. Under the modified prospective transition method of adoption, compensation expense recognized during 2006 included: (i) compensation cost for all share based awards granted prior to, but not vested as of January 1, 2003 based on the grant date fair value and (ii) an estimate of forfeitures at grant date (rather than recognizing forfeitures as incurred). The impact of adopting SFAS No. 123R in 2006 was a $0.9 million decrease in pre-tax income (including the benefit related to estimated forfeitures), a $0.6 million decrease in after-tax net income and a $0.01 decrease in diluted earnings per share.

        Under SFAS No. 123R cash flows related to income tax deductions in excess of the compensation cost recognized on share-based awards exercised during the period presented ("excess tax benefit") are classified in operating cash flows in the Consolidated Statements of Cash Flows.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.0%	5.0%	4.7%
Expected volatility	36%	35%	40%
Expected life (years)	3.94	4.00	4.00

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

Foreign Currency Translation

        Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Consolidated Statements of Financial Condition, and revenues and expenses are translated at average rates of exchange during the fiscal year. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. Dollar, are reflected as a component of accumulated other comprehensive income in stockholders' equity. Gains or losses on foreign currency transactions are included in other general and administrative expenses in the Consolidated Statements of Income.

Derivative Financial Instruments

        We use derivative financial instruments to hedge certain interest rate exposure and to economically hedge certain foreign currency exposure. We do not use derivative financial instruments for speculative purposes. See Note 14, "Derivative Financial Instruments", for a full description of our derivative financial instrument activities and related accounting policies.

(3)    Fair Value Measurements

        We adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") effective January 1, 2008. SFAS 157 does not expand the use of fair value in any new circumstances, but rather defines fair value, establishes a framework for measuring fair value, as well as a fair value hierarchy based upon the inputs used to measure fair value and expands disclosures about fair value measurements.

        SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis. We include items reported at fair value in "securities owned, at fair value", "securities sold, not yet purchased, at fair value", "cash and cash equivalents" and "accounts payable and accrued expenses" on the Consolidated Statements of Financial Condition.

        As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we often use certain assumptions that market participants would use in pricing

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we categorize our fair value measured financial instruments according to the fair value hierarchy prescribed by SFAS 157. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

  •
  Level 1: Fair value measurements using unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities.

  •
  Level 2: Fair value measurements using correlation with (directly or indirectly) observable market based inputs, unobservable inputs that are corroborated by market data, or quoted prices in markets that are not active.

  •
  Level 3: Fair value measurements using inputs that are significant and not readily observable in the market.

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

        Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. We currently do not have any Level 3 assets or liabilities. The adoption of SFAS 157 had a minimal

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effect on the values of those assets and liabilities which we carry at fair value. Fair value measurements on a recurring basis are as follows (dollars in thousands):

	December 31, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$6,623	$6,623	$—	$—
Money market mutual funds	36,704	36,704	—	—
U.S. Government money market mutual funds	243,908	243,908	—	—
Securities owned, at fair value:
Trading securities	512	512	—	—
Available-for-sale securities	1,518	1,518	—	—
Equity index mutual funds	2,652	2,652	—	—
Bond mutual funds	1,717	1,717	—	—

Total	$293,634	$293,634	$—	$—

Liabilities
Accounts payable and accrued expenses:
Interest rate swaps	$449	$—	$449	$—
Currency forward contracts	5,664	—	5,664	—
Securities sold, not yet purchased, at fair value:
Common stock	2,479	2,479	—	—

Total	$8,592	$2,479	$6,113	$—

        Cash and cash equivalents include money market mutual funds (principally U.S. Government money market mutual funds), which are exchange traded.

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

(4)    Acquisitions

Block Alert, LLC

        On August 16, 2006, we entered into a 50% joint venture agreement with Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill") to form Block Alert, LLC ("BLOCKalert"), a global block order crossing service providing a liquidity pool for block orders utilizing our anonymous and independent POSIT crossing system. On July 30, 2008, we acquired the remaining shares of the Blockalert joint venture (now POSIT Alert LLC) that we did not already own for $10.0 million, bringing our ownership up to 100% and resulting in the consolidation of all assets and liabilities in the accompanying Consolidated Statements of Financial Condition. The purchase price has been allocated to assets acquired and liabilities assumed based upon an allocation of historical book values and estimated fair

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market values at the date of acquisition and includes an intangible asset (proprietary software) of $2.8 million. The $1.7 million excess of our investment cost over the estimated fair value of the net assets acquired has been allocated to goodwill. The goodwill and intangible assets were assigned to our U.S. Operations segment. The goodwill is deductible for tax purposes. Prior to its becoming a wholly owned subsidiary on July 30, 2008, we accounted for our 50% interest in the BLOCKalert joint venture under the equity method. The BLOCKalert business combination was accounted for under the provisions of FASB Statement No. 141 "Business Combinations."

RedSky Financial, LLC

        On July 31, 2007, we acquired 100% of RedSky Financial, LLC (now ITG Derivatives). Our purchase of RedSky may cost up to $37.8 million, including acquisition costs, of which $21.0 million was recorded as the initial purchase price. We paid $15.4 million in cash, which includes a working capital adjustment. In addition, $5.6 million of contingent payments were recognized and are payable through 2011. Additional contingent payments of $2.5 million and $14.3 million are payable in 2009 and 2011, respectively. A portion of the contingent payments (approximately $9.5 million) would be recognized as expense in the appropriate periods as this portion of the contingent consideration is considered to be compensatory.

        ITG Derivatives will augment our product offerings, providing our clients with multi-asset execution management systems. The results of ITG Derivatives' operations have been included in the consolidated financial statements since July 31, 2007.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Purchase price	$20,590
Acquisition costs	421

Total purchase price	$21,011

Cash	$1,122
Receivables from brokers, dealers and clearing organizations	1,782
Accounts payable and accrued expenses	(2,143)
Other intangibles	4,400
Other, net	129
Goodwill	15,721

Total purchase price	$21,011

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

Purchase price	$231,066
Acquisition costs	6,946

Total purchase price	$238,012

Cash	$6,918
Receivables from brokers, dealers and customers, net	8,813
Other intangibles	16,900
Deferred taxes	4,717
Accounts payable and accrued expenses	(7,823)
Income taxes receivable	4,058
Other current liabilities	(4,045)
Other, net	5,061
Goodwill	203,413

Total purchase price	$238,012

        The goodwill and intangible assets were assigned to our U.S. Operations segment. The goodwill is not deductible for tax purposes. Of the $16.9 million of acquired intangible assets, $2.0 million was assigned to the Macgregor trade name and $8.6 million was assigned to internally developed computer software, both of which have approximate useful lives of nine years. The remaining $6.3 million was assigned to a customer related intangible which has a useful life of 18 years. The intangible assets have a weighted average useful life of approximately 12.23 years.

Plexus

        On January 3, 2006, we acquired 100% of Plexus for approximately $12.3 million, including acquisition costs. The results of Plexus' operations have been included in the consolidated financial statements since that date. The combined offering of ITG's transaction cost analysis services with Plexus' offerings provides clients with the most comprehensive set of customized transaction cost reports for the measurement and analysis of the various stages of the investment process. The acquisition allows for the expansion of ITG's related investment process consulting capabilities. The

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

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

(5)    Goodwill and Other Intangibles

        The following is a summary of goodwill and other intangibles at December 31 (dollars in thousands):

	Goodwill		Other Intangibles
Business Segments:	2008	2007	2008	2007
U.S. Operations	$389,159	$388,105	$29,720	$29,887
International Operations	34,737	34,669	1,374	1,431

Total	$423,896	$422,774	$31,094	$31,318

        In accordance with SFAS No. 142, goodwill and other intangibles with indefinite lives are required to be assessed for impairment no less than annually. Other intangibles with definite lives are amortized over their useful lives and assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, pursuant to the provisions of SFAS No. 142 and SFAS No. 144, "Accounting for Long Lived Assets and for Long Lived Assets to be Disposed Of." We perform our annual impairment testing in the fourth quarter and determined that there was no impairment of the carrying values of goodwill or intangible assets in the periods presented.

        In 2008, we recorded approximately $1.7 million of goodwill and $2.8 million of intangible assets (proprietary software) related to the acquisition of the shares of the BLOCKalert joint venture (now POSIT Alert) that we did not already own (see Note 4, "Acquisitions").

        As of December 31, 2008, other intangibles included (i) the Macgregor trade name, software and customer relationships ($13.1 million), (ii) the POSIT trade name and proprietary software ($8.9 million), (iii) the software and customer relationships acquired in the RedSky acquisition ($3.8 million), (iv) the software acquired in the BLOCKalert acquisition ($2.6 million), (v) the Plexus trade name, software and customer relationships ($2.3 million), (vi) the software license acquired in 2004 from Radical ($0.1 million) and (vii) trading rights in Hong Kong ($0.2 million). Amortizable other intangibles are amortized over their respective estimated useful lives, which range from 3 to

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18 years, with the remaining weighted average amortization period approximating 9.0 years. At December 31, 2008, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other trade names.

        We recorded amortization expense in relation to other intangibles of approximately $3.1 million, $2.5 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for existing other intangibles is approximately $11.7 million in total for the five-year period ending December 31, 2013 as follows (dollars in millions):

Estimated Amortization
2009	2010	2011	2012	2013
$2.8	$2.3	$2.2	$2.2	$2.2

(6)    Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31 (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2008	2007	2008	2007
Corporate stocks—trading securities	$512	$1,337	$2,479	$859
Corporate stocks—available-for-sale	1,518	267	—	—
Mutual funds	4,369	6,418	—	—

Total	$6,399	$8,022	$2,479	$859

        Securities owned consists of securities positions held by the Company resulting from temporary positions in securities in the normal course of our agency trading business, mutual fund positions, and 55,440 shares of common stock in NYSE Euronext, Inc. ("NYX Shares") that we received in March 2006 as consideration in connection with the merger between the NYSE and Archipelago Holdings, Inc. (the "NYSE Merger"). In March 2008, 52,400 shares were reclassified from investments at cost to securities available-for-sale, as the restriction on their sale (ending on March 7, 2009) was less than one year. In October 2008, the restrictions on these shares, originally scheduled to be released March 7, 2009, were lifted. As a result, these shares are freely tradeable. At December 31, 2007, there were 3,040 shares classified as available-for-sale and 52,400 NYX Shares were classified as investments at cost within "other assets".

        Securities sold, not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Securities

        Unrealized holding gains and losses for available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows as of December 31 (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	2008	2007
Positions with net gains	$—	$54
Positions with net (losses)	—	—

Total gain/(loss)	$—	$54

        There were no sales of available-for-sale securities during 2008 or 2007. On December 31, 2008, an after-tax unrealized holding loss of $898 thousand was reclassified from accumulated other comprehensive income to earnings as we believe that the decrease in the fair market value of our available-for-sale securities to $1.5 million is other-than-temporary. This fair value is the new cost basis and subsequent temporary price changes will continue to be reported in accumulated other comprehensive income.

(7)    Receivables and Payables

Receivables From and Payables To Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from and payables to brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables From		Payables To
	2008	2007	2008	2007
Broker-dealers	$300,754	$437,877	$226,515	$478,295
Clearing organizations	6,981	1,044	97	18,829
Deposits for securities borrowed	21,717	113,601	—	—
Securities loaned	—	—	5,915	—
Allowance for doubtful accounts	(924)	(1,463)	—	—

Total	$328,528	$551,059	$232,527	$497,124

Receivables From and Payables To Customers

        The following is a summary of receivables from and payables to customers at December 31 (dollars in thousands):

	Receivables From		Payables To
	2008	2007	2008	2007
Customers	$302,324	$678,875	$287,515	$457,105
Allowance for doubtful accounts	(2,166)	(2,353)	—	—

Total	$300,158	$676,522	$287,515	$457,105

        We maintain an allowance for doubtful accounts based upon estimated collectibility of receivables. We recorded total increases of $0.7 million, $1.1 million and $1.3 million to the allowance in 2008, 2007 and 2006, respectively. Total write-offs against the allowance of $1.0 million, $0.3 million and $0.1 million were recorded during 2008, 2007 and 2006, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)    Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2008	2007
Furniture, fixtures and equipment	$117,026	$117,889
Leasehold improvements	28,271	29,624

	145,297	147,513
Less: accumulated depreciation and amortization	96,976	101,627

Total	$48,321	$45,886

        Depreciation and amortization expense relating to premises and equipment amounted to $21.8 million, $17.0 million and $12.3 million during the years ended December 31, 2008, 2007 and 2006, respectively, and is included in occupancy and equipment expense in our Consolidated Statements of Income.

(9)    Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2008	2007
Capitalized software costs	$106,650	$77,145
Less: accumulated amortization	43,829	26,253

Total	$62,821	$50,892

        Software costs totaling $41.0 million and $35.0 million were capitalized in 2008 and 2007, respectively, primarily related to the development of the ITG Triton X platform, continued development of new features and functionality related to our existing algorithmic and pre-and-post trade products, as well as Triton and Radical. ITG is also continuing its efforts to globalize our product line to serve international markets. During 2008, capitalized software costs and related accumulated amortization were each reduced by $9.4 million for fully amortized costs. Additionally, $2.6 million of capitalized costs pertaining to discontinued non-core products were written off.

        Capitalized software costs of $8.7 million and $7.1 million were not subject to amortization as of December 31, 2008 and 2007, respectively, as the underlying products were not yet available for release. In 2008, 2007 and 2006, other general and administrative expenses in our Consolidated Statements of Income included $29.3 million, $16.5 million and $7.9 million, respectively, in relation to the amortization of capitalized software costs.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)    Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2008	2007
Accrued compensation and benefits	$70,464	$46,356
Accrued research payables	44,261	39,696
Deferred compensation	28,959	29,223
Trade payables	34,020	27,440
Deferred revenue	12,720	13,580
Acquisition payment obligation	5,511	5,606
Accrued transaction processing	3,589	2,382
Other accrued expenses	22,058	22,180

Total	$221,582	$186,463

(11)    Income Taxes

        Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2008	2007	2006
Current:
Federal	$41,180	$45,934	$41,659
State	16,537	14,656	13,561
Foreign	10,564	9,866	6,338

	68,281	70,456	61,558
Deferred:
Federal	8,936	6,099	2,704
State	4,404	1,945	318
Foreign	(737)	(739)	(539)

	12,603	7,305	2,483

Total	$80,884	$77,761	$64,041

        Income before income taxes consisted of the following (dollars in thousands):

	2008	2007	2006
U.S.	$180,988	$165,953	$148,112
Foreign	14,538	22,915	13,852

Total	$195,526	$188,868	$161,964

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax liability at December 31 were as follows (dollars in thousands):

	2008	2007
Deferred tax assets:
Deferred compensation	$13,944	$13,612
Net operating loss and capital investment loss carry forward	8,361	9,322
Share based compensation	6,811	5,035
Allowance for doubtful accounts	1,127	1,857
Other	10,847	8,562

Total deferred tax assets	41,090	38,388
Less: valuation allowance	6,651	4,746

Total deferred tax assets, net of valuation allowance	34,439	33,642

Deferred tax liabilities:
Goodwill and other intangibles	(18,462)	(15,492)
Capitalized software	(21,290)	(17,524)
Other	(1,020)	(1,165)

Total deferred tax liabilities	(40,772)	(34,181)

Net deferred tax liabilities	$(6,333)	$(539)

        At December 31, 2008, we believe that it is more likely than not that future reversals of our existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax asset, net of valuation allowance.

        Our net operating loss and capital loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong, Australia and Ireland operating losses	$18,841	Indefinite
Japan, operating loss	11,055	4 to 7

Total	$29,896

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	6.9	5.6	5.2
Other, net	(0.5)	0.6	(0.7)

Effective income tax rate	41.4%	41.2%	39.5%

        Current taxes payable has been reduced by $2.8 million, $6.2 million and $3.1 million at December 31, 2008, 2007 and 2006, respectively, relating to the exercise of employee stock options or the issuance of employee restricted share awards. For further discussion, see Note 20, "Employee and Non Employee Director Stock and Benefit Plans."

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        A reconciliation of the total amount of unrecognized tax benefits at the beginning and end of 2008 is as follows (dollars in thousands):

Uncertain Tax Benefits
Balance, January 1, 2008	$15,271
Additions based on tax positions related to the current year	4,290
Additions based on tax positions of prior years	5,082
Reductions for tax positions of prior years	(2)
Reductions due to settlements with taxing authorities	(4,876)
Reductions due to expiration of statute of limitations	(1,389)

Balance, December 31, 2008	$18,376

        Included in the balance at December 31, 2008 and 2007, are $13.6 million and $10.4 million, respectively, of unrecognized tax benefits which, if recognized, would affect our effective tax rate.

        As of December 31, 2008, we do not expect that unrecognized tax benefits for tax positions taken with respect to 2008 and prior years will significantly change within the next twelve months.

        With limited exception, we are no longer subject to U.S. federal, state, local or foreign tax audits by taxing authorities for years preceding 2004. The Internal Revenue Service ("IRS") is currently examining the Company's U.S. federal income tax returns for 2006 and 2007. Certain state and local returns are also currently under various stages of audit. We do not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2008, we had accrued interest expense of $6.0 million, gross of related tax effects of $2.4 million, related to unrecognized tax benefits. As a continuing policy, we recognize interest accrued related to unrecognized tax benefits as income tax expense. During 2008, we recognized $1.7 million of tax related interest expense. Penalties, if incurred, would also be recognized as a component of income tax expense.

(12)    Short-Term Bank Loans

        We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements generally bear interest at federal funds rate plus a spread of 50 - 100 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the securities underlying the transactions, which equal up to 125% of the borrowings. At December 31, 2008, we had $24.9 million in short-term bank loans under these pledge facilities at a weighted average interest rate of 1.75%. At December 31, 2007, we had $101.4 million in short-term bank loans at a weighted average interest rate of 4.5%.

        We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At December 31, 2008, we had no borrowings outstanding under this facility.

(13)    Long Term Debt

        On January 3, 2006, we entered into a $225.0 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200.0 million ("Term Loan") and a five-year revolving facility in the amount of $25.0 million ("Revolving Credit Facility"). The Term Loan and Revolving Credit Facility are secured by substantially all of the Company's assets. We utilized the $200.0 million Term Loan on January 3, 2006, to partially finance the Macgregor and Plexus acquisitions. The Revolving Credit Facility is available for future working capital purposes and is not drawn upon as of the filing date of this annual report. Commitment fees are payable on the Revolving Credit Facility at a 0.30% rate per year. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate ("LIBOR") plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying Consolidated Statement of Financial Condition and will be amortized to interest expense over the life of the loan.

        At December 31, 2008, we had $94.5 million in outstanding debt under the Term Loan following scheduled principal payments of $38.0 million in 2008, compared with $28.4 million in 2007. Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2009	$47.6
2010	46.9

$94.5

        Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $7.3 million, $10.4 million and $12.2 million in 2008, 2007 and 2006, respectively.

        Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and we will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006, we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 6.314% for a period of three years. Approximately 53% of our Term Loan was hedged by interest rate swap agreements at December 31, 2008.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)    Derivative Financial Instruments

Derivative Contracts

        All derivative instruments are recorded on the Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under SFAS 133 are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Consolidated Statements of Financial Condition in accumulated other comprehensive income until the hedged transaction is recognized in earnings; however, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

        During the first quarter of 2006, we entered into interest rate swaps to hedge the variability of our LIBOR based interest payments that we believed were probable to occur over the next three years. The interest rate swaps were designated as hedging instruments in a cash flow hedge. For interest rate swaps designated as cash flow hedges, we measure effectiveness using the Hypothetical Derivative Method, which compares the change in fair value of the actual swap designated as the hedging instrument and the change in the fair value of the hypothetical swap, which has terms that identically match the critical terms of the floating rate liabilities. We also monitor the abilities of swap participants to fully satisfy their obligations under the swap agreements. During 2008, the net settlements from these swaps increased interest expense by approximately $1.0 million. Based on the current interest rate environment, approximately $0.3 million of the after-tax unrealized loss within accumulated other comprehensive income is expected to be reclassified into earnings in the first quarter of 2009.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivatives Held

        The following table summarizes our derivative instruments, which are carried at fair value at December 31 (dollars in thousands):

	Asset / (Liability)
	2008	2007
Interest rate swaps	$(449)	$(807)
Currency forward contracts	(5,664)	(984)

(15)    Other Comprehensive Income

        The components and allocated tax effects of other comprehensive income for the years ended December 31, 2008 and 2007 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
2008
Currency translation adjustment	$(5,810)	$—	$(5,810)
Unrealized holding gain / (loss) on securities, available-for-sale:
Beginning balance	91	(37)	54
Unrealized holding losses arising during period	(1,610)	658	(952)
Less: Reclassification adjustment for losses recognized in net income	(1,519)	621	(898)

Net unrealized holding gain / (losses) on securities, available-for-sale	—	—	—

Unrealized loss on hedging activities	(449)	180	(269)

Total	$(6,259)	$180	$(6,079)

2007
Currency translation adjustment	$20,385	$—	$20,385
Unrealized holding gain on securities, available-for-sale	91	(37)	54
Unrealized loss on hedging activities	(807)	328	(479)

Total	$19,669	$291	$19,960

        Unrealized holding gains and losses on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006. An after-tax unrealized holding loss of $898 thousand was reclassified out of accumulated other comprehensive income and into earnings as we believe that the decrease in the value of our available-for-sale securities is other-than-temporary and have therefore written their value down to reflect the December 31, 2008 fair market value of $1.5 million. This fair value is the new cost basis and subsequent temporary price changes will continue to be reported in accumulated other comprehensive income.

        Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)    Related Party Transactions

        Prior to our purchase of BLOCKalert (see Note 4, "Acquisitions", for further details), we contracted with BLOCKalert to provide it with the use of our technology and other services. ITG earned approximately $2.0 million and $3.0 million for these services provided to BLOCKalert during 2008 and 2007, respectively. Additionally, ITG paid BLOCKalert approximately $0.1 million for the use of the software during both 2008 and 2007, respectively.

(17)    Off-Balance Sheet Risk and Concentration of Credit Risk

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions, we have provided third party financial institutions with guarantees in amounts up to a maximum of $94.8 million. In the event that a customer of one of our subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, we would be required to perform for the amount of such securities up to the $94.8 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

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

(18)    Net Capital Requirement

        ITG Inc., AlterNet, Blackwatch, ITG Derivatives and POSIT Alert are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, Blackwatch, ITG Derivatives and POSIT Alert have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet, $500,000 for ITG Derivatives and $5,000 for Blackwatch and POSIT Alert, or 6 2/3% of aggregate indebtedness.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our net capital balances and the amounts in excess of required net capital at December 31, 2008 for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$162.5	$161.5
AlterNet	3.2	3.1
Blackwatch	10.9	10.8
ITG Derivatives	2.0	1.5
POSIT Alert	1.9	1.9

        Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

        As of December 31, 2008, ITG Inc. had a $35.7 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, "Computation for Determination of Reserve Requirements".

        In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2008, as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$33.8
International Operations
Australia	$4.5
Europe	27.5
Hong Kong	29.5
Japan	1.5

(19)    Stockholders' Equity

        Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we do not anticipate paying cash dividends on our common stock at this time.

        On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which has no expiration date was reaffirmed by our Board of Directors on August 6, 2007. On July 30, 2008, our Board of Directors re-authorized the purchase of the shares remaining under the 2004 authorization and authorized the purchase of an additional 2.0 million shares of our common stock.

        During 2008, we repurchased approximately 0.8 million shares of our common stock at a cost of approximately $26.2 million, which was funded from our available cash resources. Approximately 0.7 million ($23.0 million) of these shares were purchased under the above authorization whereby our Board of Directors authorized management to use its discretion to purchase an agreed-upon maximum number of shares of common stock in the open market or in privately negotiated transactions. The remaining 80,000 ($3.2 million) shares repurchased pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)    Employee and Non Employee Director Stock and Benefit Plans

        At December 31, 2008, we had an equity plan for our employees. The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by our stockholders and became effective on May 8, 2007 (the "Effective Date"). As of the Effective Date, the Investment Technology Group, Inc. Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan"), the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), our prior equity plan for our employees, the Stock Unit Award Program Subplan, as amended and restated (the "SUA"), the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan"), and the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan", and collectively with the SUA and the Directors' Retainer Fee Subplan, the "Subplans") were merged with and into the 2007 Plan. No additional grants have been, or will be, made after the Effective Date under the Non-Employee Directors' Stock Option Plan or the 1994 Plan. Outstanding grants under such plans as of the Effective Date will continue in effect according to their terms as in effect on the Effective Date (subject to permitted amendments as the compensation committee determines appropriate and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. After the Effective Date, the Subplans shall continue in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made under the Subplans.

        Under the 2007 Plan, awards of 5,186,208 shares of our common stock are reserved for issuance under the plan. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Options that have been granted under the 2007 Plan are exercisable on dates ranging through June 2013. The 2007 Plan will remain in effect until May 7, 2017, unless terminated, or extended, by the Board of Directors with the approval of our stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under the 1994 Plan, the Company was, and under the 2007 Plan the Company is, permitted to grant performance-based stock options, in addition to time-based option awards. In 2008, 2007 and 2006, the Company did not grant any such awards under the 2007 Plan or the 1994 Plan. Such awards vest, in whole or in part, on the third anniversary of the grant only if the consolidated cumulative three year pre-tax operating income of the Company reaches certain levels. The Company recognizes share-based compensation expense (see Note 2, "Summary of Significant Accounting Policies") for both time-based and performance-based awards over the vesting period. The performance-based options vest at the end of the three year period and could result in no options actually being granted as a result of not meeting the three-year performance metric. The option summary tables below include 100% of the options issued regardless of management's estimate of the likelihood of achieving the performance metric.

        A summary of the status of our stock option plans as of December 31, 2008, 2007 and 2006 and changes during the years then ended is presented below:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,499,656	$24.97
Granted	190,030	44.98
Exercised	(839,927)	34.02
Forfeited	(278,009)	27.80

Outstanding at December 31, 2006	1,571,750	22.05
Granted	23,318	43.09
Exercised	(654,549)	18.54
Forfeited	(18,326)	33.10

Outstanding at December 31, 2007	922,193	24.86
Granted	270,880	45.64
Exercised	(202,083)	14.66
Forfeited	(42,489)	42.50

Outstanding at December 31, 2008	948,501	$32.18

Amount exercisable at December 31,
2008	568,517	$23.23
2007	441,716	16.87
2006	399,453	24.23

        Our net income for 2008, 2007, and 2006 includes approximately $2.6 million, $2.1 million and $4.1 million, respectively, of compensation costs and income tax benefits of $1.1 million, $0.9 million and $1.6 million, respectively, related to our stock option plans.

        The weighted average remaining contractual term of stock options currently exercisable is 1.33 years.

        The provision for income taxes excludes excess current tax benefits related to the exercise of stock options. For the years ended December 31, 2008, 2007 and 2006, those benefits totaled $2.0 million, $5.3 million and $3.1 million, respectively. Such benefits are reflected as increases in stockholders' equity.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.50 - 12.59	117,332	0.39	$12.50	117,332	$12.50
12.60 - 20.99	131,806	0.99	16.97	131,806	16.97
21.00 - 25.38	233,500	1.58	25.38	233,500	25.38
25.39 - 44.22	138,792	2.96	41.30	77,090	41.12
44.23 - 45.30	156,007	3.27	45.20	—	—
45.31 - 47.59	171,064	3.87	47.39	8,789	46.49

$12.50 - 47.59	948,501	2.24	$32.18	568,517	$23.23

        The following table summarizes information about stock options outstanding at December 31, 2008, 2007 and 2006:

($ in thousands, except per share amounts)	2008	2007	2006
Total intrinsic value of stock options exercised	$5,313	$16,619	$9,879
Weighted average grant date fair value of stock options granted during period, per share	14.83	15.07	16.89

        The total intrinsic value of both outstanding and exercisable stock options at December 31, 2008 was $2.0 million.

        As of December 31, 2008, there was $3.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 1.79 years.

        Cash received from stock option exercises during 2008, 2007 and 2006 was approximately $3.0 million, $12.3 million and $28.6 million, respectively. Stock option exercises are settled from issuance of common shares held in treasury, to the extent available.

        Under the 1994 Plan, the Company was, and under the 2007 Plan is, permitted to grant restricted share awards. In 2008, 2007 and 2006, 284,576, 33,451 and 219,678 restricted shares, with weighted fair values of $45.74, $39.15 and $43.76, respectively, were granted to certain employees that generally either vest solely contingent upon continued employment through the third anniversary of the grant or cliff vest after three years in whole or in part only if the consolidated cumulative pre-tax operating income of the Company reaches certain levels (i.e., performance restricted stock). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2 "Summary of Significant Accounting Policies") over this three-year period. For the years ended December 31, 2008, 2007 and 2006, the Company recorded share-based compensation expense of $7.1 million, $4.9 million and $2.7 million, respectively related to restricted share awards which is included in compensation and employee benefits in the Consolidated Statements of Income, as well as, tax benefits of $2.9 million, $2.0 million and $1.1 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of our restricted share awards as of December 31, 2008, 2007 and 2006 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	231,257	$22.12
Granted	219,678	43.76
Vested	(4,227)	36.01
Forfeited	(19,031)	22.69

Outstanding at December 31, 2006	427,677	33.07
Granted	33,451	39.15
Vested	(84,304)	20.77
Forfeited	(17,994)	36.00

Outstanding at December 31, 2007	358,830	36.38
Granted	284,576	45.75
Vested	(147,223)	27.07
Forfeited	(30,656)	42.70

Outstanding at December 31, 2008	465,527	$44.64

        As of December 31, 2008, there was $10.6 million of total unrecognized compensation cost related to grants of restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 1.64 years. During 2008, restricted shares with a grant date fair value of approximately $4.0 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted share awards. For the years ended December 31, 2008 and 2007, those benefits totaled approximately $0.8 million and $0.9 million, respectively. There was no such benefit in 2006. Such benefits are reflected as an increase in stockholders' equity.

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

        Effective June 30, 2003, the SUA was amended prospectively to include mandatory participation for all employees earning total cash compensation per annum of $200,000 and greater. The amended plan also deferred receipt of (and thus taxation on) a graduated portion of participants' total cash compensation for units representing the Company's common stock equal in value to 130% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares half of which are to be distributed on the third anniversary of the deferral and the remaining half on the sixth anniversary of the deferral. The match representing 30% of the compensation deferred is

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contingent only on employment with the Company and vests 50% on the third anniversary of the deferral and the remaining 50% on the sixth year of the deferral.

        Effective January 1, 2006, the SUA was amended to make participation in the plan among eligible participants (employees earning total cash compensation per annum of $200,000 and greater) elective, rather than mandatory. In addition, beginning January 1, 2006, the plan deferred receipt of (and thus taxation on) a graduated portion of participants' total cash compensation for units representing the Company's common stock equal in value to 120% of the compensation deferred. The units representing 100% of the total compensation deferred are at all times fully vested and non-forfeitable; however the units are restricted to settlement to common shares distributed in whole on the third anniversary of the deferral. The match representing 20% of the compensation deferred is contingent only on employment with the Company and vests 100% on the third anniversary of the deferral.

        Our net income for 2008, 2007, and 2006 includes $1.0 million, $1.1 million and $0.8 million, respectively of additional compensation costs (relating to a pro rata portion of all unvested SUA employer matches), as well as related income tax benefits of approximately $0.4 million, $0.5 million, and $0.3 million, respectively.

        Effective January 1, 2009, the SUA was further amended and restated. The amendment froze the SUA such that it shall not apply to compensation earned for any calendar year after calendar year 2008 and provided participants with a special transition election with respect to cessation of participation in the SUA for bonus payments for calendar year 2008 that are due after December 31, 2008 and on or before March 15, 2009. Certain other amendments were made to the SUA in order to comply with section 409A of the Internal Revenue Code.

        During 2008, 2007, and 2006, we granted 124,666, 197,428 and 189,781 units, respectively, to the employees in the SUA. During 2008, 2007, and 2006, we issued 102,723, 106,973 and 138,655 shares, respectively, of our common stock in connection with the SUA units that have vested. A summary of activity under the SUA is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	902,511	$18.11
Granted	189,781	39.79
Vested	(206,830)	18.49
Forfeited	(4,556)	25.28

Outstanding at December 31, 2006	880,906	22.65
Granted	197,428	42.69
Vested	(163,724)	15.18
Forfeited	(4,239)	19.95

Outstanding at December 31, 2007	910,371	28.35
Granted	124,666	34.11
Vested	(157,449)	20.72
Forfeited	(17,420)	29.80

Outstanding at December 31, 2008	860,168	$30.56

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2008, there was $2.1 million of total unrecognized compensation cost related to grants under the SUA. These costs are expected to be recognized over a weighted average period of approximately 0.87 years. The total fair value of shares vested under the SUA during the twelve months ended December 31, 2008 was approximately $5.9 million. Shares issued under the SUA are from common shares held in treasury, to the extent available.

ITG Equity Deferral Award Program

        In October 2008, the Compensation Committee of the Board of Directors adopted the Equity Deferral Award Program, a subplan under the 2007 Plan (the "EDA"). The purpose of the EDA is to provide an additional incentive to selected members of senior management and key employees to increase the success of the Company, by automatically substituting stock units for a portion of the variable compensation to be earned by such persons. The stock units represent an equity interest in the Company to be acquired and held under the EDA on a long-term, tax-deferred basis. As of December 31, 2008, no stock unit grants were made under the EDA.

ITG Employee and Non Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP") and the Investment Technology Group, Inc. Money Purchase Pension Plan ("MPP"). On January 16, 2007, the MPP merged into the RSP. This merger had no effect upon the benefits conferred by these plans. These plans include all eligible compensation (base salary, bonus, commissions, and overtime) up to the Internal Revenue Service annual maximum, or $230,000 for 2008. The plans' features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees regardless of participation in the RSP, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation regardless of participation in the RSP and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. Most of our international employees have similar defined contribution plans. The costs for these benefits were approximately $7.9 million, $15.4 million and $14.3 million in 2008, 2007 and 2006, respectively, and are included in compensation and employee benefits in the consolidated statements of income.

        Since 2006, directors who are not our employees received an annual retainer fee of $60,000, with the exception of the external lead director and chairman who received, until August 2008, $90,000, and who, since August 2008, receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from our Board of Directors. Directors who chose deferred share units received 6,429 units, 6,335 units and 4,688 units in 2008, 2007 and 2006, respectively. The cost of the Directors' Retainer Fee Subplan was approximately $634,000, $681,200 and $619,500 in 2008, 2007 and 2006, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Income.

        In November 1997, our Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of FAS 123R, the ESPP is compensatory. For the years ended December 31, 2008, 2007 and 2006, the Company recorded share-based compensation expense related to the ESPP of approximately $783,000, $740,000 and $576,000, respectively. Shares distributed under the ESPP are newly issued shares.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In November 2008, our Board of Directors approved a 600,000 increase in the number of shares of our common stock reserved and available for issuance under the ESPP. This increase is subject to shareholder approval at the annual meeting of stockholders in May 2009. In the event the stockholders do not approve the necessary increase, no shares will be purchased, and any contributions made during the February to July 2009 offering period will be refunded to employees.

(21) Earnings Per Share

        The weighted average number of outstanding shares for the years ended December 31, 2008, 2007 and 2006 were 43.5 million, 44.0 million and 43.4 million, respectively.

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2008	2007	2006
Net income for basic and diluted earnings per share	$114,642	$111,107	$97,923

Shares of common stock and common stock equivalents:
Weighted average number of common shares	43,503	44,042	43,350

Weighted average shares used in basic computation	43,503	44,042	43,350
Effect of dilutive securities	484	742	939

Weighted average shares used in diluted computation	43,987	44,784	44,289

Earnings per share:
Basic	$2.64	$2.52	$2.26

Diluted	$2.61	$2.48	$2.21

        At December 31, 2008, 2007 and 2006, approximately 456 thousand, 207 thousand and 64 thousand share equivalents, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

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

  Lease commitments

        We have entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2016. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $14.1 million, $14.1 million and $12.4 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Income. We

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognize rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2009	$13,694
2010	12,150
2011	9,489
2012	8,305
2013	7,561
2014 and thereafter	8,880

Total	$60,079

  Other commitments

        On January 3, 2006, we entered into a $225.0 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year Term Loan in the amount of $200.0 million and a five-year revolving facility in the amount of $25.0 million, as described more fully in Note 14, "Long Term Debt". The current borrowings under the Term Loan bear interest based upon the Three-Month LIBOR plus a margin of 1.25%. Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments and estimated interest payments total $97.5 million.

        Pursuant to employment arrangements expiring in 2009, we are obligated to pay certain employees aggregate minimum compensation of $10.1 million in the year ending December 31, 2009. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate severance payments totaling the lower of $10.1 million or the remaining minimum compensation due, net of payments made through the termination date.

        Pursuant to contracts expiring through 2013, we are obligated to purchase market data, maintenance and other services totaling $27.3 million.

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

        The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, connectivity and research services. The International Operations segment includes our trading, trade order management, connectivity and research service businesses in Europe, Australia, Hong Kong, Japan and Singapore, as well as a technology research and development facility in Israel.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." The Company allocates resources to, and evaluates performance of, its reportable segments based on income before income tax expense. Consistent with the Company's allocation and evaluation methodology, the effects of inter-segment activities are eliminated and revenues are attributed to each segment based upon the location of execution of the related transaction in the information presented below.

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
2008
Total revenues	$571,312	$83,351	$108,320	$762,983
Income before income tax expense	180,988	25,729	(11,191)	195,526
Identifiable assets	971,681	203,242	510,530	1,685,453
Capital purchases	19,443	1,845	4,918	26,206
2007
Total revenues	$546,036	$74,226	$110,737	$730,999
Income before income tax expense	165,953	20,512	2,403	188,868
Identifiable assets	1,021,907	245,116	833,864	2,100,887
Capital purchases	18,786	5,254	3,628	27,668
2006
Total revenues	$475,963	$54,903	$68,618	$599,484
Income before income tax expense	148,112	17,442	(3,590)	161,964
Identifiable assets	782,700	197,549	482,063	1,462,312
Capital purchases	19,043	774	2,902	22,719

        Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2008	2007	2006
Revenues: Year Ended December 31,
United States	$571,312	$546,036	$475,963
Canada	83,351	74,226	54,903
Europe	77,752	80,233	48,147
All other	30,568	30,504	20,471

Total	$762,983	$730,999	$599,484

Long-lived Assets at December 31,
United States	$514,324	$500,136	$458,557
Canada	5,051	5,646	1,497
Europe	40,046	38,064	38,175
All other	7,367	6,677	6,207

Total	$566,788	$550,523	$504,436

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)    Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for our quarterly operations in 2008 and 2007. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2008				(Unaudited) December 31, 2007
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$190,070	$188,278	$180,357	$204,278	$196,585	$189,835	$175,651	$168,928
Expenses:
Compensation and employee benefits	62,473	64,640	60,174	69,224	63,823	63,754	60,659	59,968
Transaction processing	21,975	24,421	24,333	24,349	33,159	29,188	24,330	25,326
Occupancy and equipment	15,075	14,986	14,655	13,100	12,991	11,913	11,220	11,220
Telecommunications and data processing services	14,029	14,026	12,438	12,750	11,165	10,937	9,900	9,134
Other general and administrative	28,019	23,004	22,944	23,589	22,419	22,105	20,324	18,153
Interest expense	1,660	1,637	1,743	2,213	2,415	2,579	2,664	2,785

Total expenses	143,231	142,714	136,287	145,225	145,972	140,476	129,097	126,586

Income before income tax expense	46,839	45,564	44,070	59,053	50,613	49,359	46,554	42,342
Income tax expense	18,096	18,393	18,330	26,065	20,607	20,179	19,343	17,632

Net income	$28,743	$27,171	$25,740	$32,988	$30,006	$29,180	$27,211	$24,710

Basic earnings per share	$0.67	$0.63	$0.59	$0.76	$0.69	$0.66	$0.61	$0.56

Diluted earnings per share	$0.66	$0.62	$0.58	$0.75	$0.68	$0.65	$0.60	$0.55

Basic weighed average number of common shares outstanding	43,221	43,463	43,705	43,629	43,659	44,100	44,338	44,074

Diluted weighted average number of common shares outstanding	43,498	43,869	44,256	44,231	44,351	44,813	45,047	44,838

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2008				(Unaudited) December 31, 2007
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	32.9	34.3	33.4	33.9	32.5	33.6	34.5	35.5
Transaction processing	11.6	13.0	13.5	11.9	16.9	15.4	13.9	15.0
Occupancy and equipment	7.9	8.0	8.1	6.4	6.6	6.3	6.4	6.6
Telecommunications and data processing services	7.4	7.4	6.9	6.2	5.7	5.8	5.6	5.4
Other general and administrative	14.7	12.2	12.7	11.5	11.4	11.6	11.6	10.7
Interest expense	0.9	0.9	1.0	1.1	1.2	1.4	1.5	1.6

Total expenses	75.4	75.8	75.6	71.1	74.3	74.1	73.5	74.8

Income before income tax expense	24.6	24.2	24.4	28.9	25.7	25.9	26.5	25.2
Income tax expense	9.5	9.8	10.2	12.8	10.5	10.6	11.0	10.4

Net income	15.1%	14.4%	14.3%	16.1%	15.2%	15.3%	15.5%	14.8%

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that ITG maintained effective internal control over financial reporting as of December 31, 2008.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc., and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 2, 2009

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Exhibits Number	Description
10.4	Non-Employee Directors' Stock Option Plan (incorporated by reference as Appendix A to the 1996 Proxy Statement on Form DEF 14A).
10.4.1	Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4.2	Amendment to Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.5	Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.5.1	Amendment to Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.5.2	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.5.3	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.6	Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.4 to Form 8-K dated August 11, 2006).
10.6.1	Form of Amendment to Non-Employee Directors' Stock Option Agreements (incorporated by reference as Exhibit 10.2 to Form 8-K dated August 11, 2006).
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
10.10	Form of Change in Control Agreement (incorporated by reference as Exhibit 10.1 to Form 8-K dated May 15, 2006).
10.10.1	Form of Change of Control Agreement (incorporated by reference as Exhibit 10.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.10.2	Form of Amendment to Change of Control Agreement (incorporated by reference as Exhibit 10.10.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.11	Stock Option Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.12	Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 9, 2006).

Exhibits Number	Description
10.12.1	Amended and Restated Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser, dated August 6, 2008 (incorporated by reference as Exhibit 10.2 to Form 10-Q dated August 7, 2008).
10.13
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.14	Sixth Amended and Restated Stock Unit Award Program (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.14.1	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).
10.14.2	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.14.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.14.3	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Form 8-K dated October 14, 2008)
10.15	Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.15.1	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.15.2	Second Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.8 to Form 10-Q dated November 8, 2007).
10.15.3
Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 4.1 to Form S-8 dated January 8, 2009) (effective May 12, 2009 if approved at Annual Shareholders Meeting).
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

Exhibits Number	Description
10.17.4	Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.1 to Form 10-Q dated August 7, 2008).
10.18	Employment Agreement dated September 15, 2006, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 8-K dated September 20, 2006).
10.18.1
Amended and Restated Employment Agreement, dated August 6, 2008, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated August 7, 2008).
10.19	Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.19.1	Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.19.2
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.20
Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference as Exhibit 10.3.3 to Registration Statement).
10.20.1
First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400Corporate Pointe, Ltd.) and the Company (incorporated by reference as Exhibit 10.5.7 to Annual Report of Form 10-K for the year ended December 31, 1996).
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

Exhibits Number	Description
10.20.8	Eighth Amendment to Lease, dated November 29, 2005 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.8 to the Annual Report on Form 10-K for the year ended December 31, 2006).
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
10.24
Form of Investment Technology Group, Inc. Nonqualified Stock Option Agreement for Employees (incorporated by reference as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.25	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number	Description
10.26	Form of Investment Technology Group, Inc. Performance Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.27	Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 8, 2007).
10.27.1
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.27.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.28	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.29	Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
10.30
Lease, dated as of August 15, 2000 between Boston Wharf Co. and The Macgregor Group, Inc. (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.30.1
Consent to Assignment of Lease, dated as of March 31, 2006, between W2005 BWH III Realty, L.L.C., The Macgregor Group, Inc. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.30.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.31
Lease, dated as of March 10, 1995, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.31.1
Assignment of Lease, dated as of April 27, 1999, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.31.2
Amendment to Lease, dated as of July 23, 2003, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.32
Lease, dated February 7, 2007 and effective January 8, 2007, between Mizuho Corporate Bank Ltd and Investment Technology Group Europe Limited (incorporated by reference as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.33
Lease, dated August 17, 1998, between Industrial Development Agency (Ireland)(with assignment to Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave) and Investment Technology Group Limited (incorporated by reference as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.33.1
License, dated January 10, 2007, between Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave and Investment Technology Group Limited (incorporated by reference as Exhibit 10.33.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.34
Agreement relating to the provision of Back Office Services, dated July 3, 1998, between Pershing Limited and Investment Technology Group Limited (incorporated by reference as Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number		Description
10.35		Employment Agreement, dated as of November 17, 1998, between Investment Technology Group Europe Limited and Alasdair Haynes (incorporated by reference as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.36
Form of Non-Qualified Stock Option Grant Agreement between Investment Technology Group, Inc and Robert C. Gasser (incorporated by reference as Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.37
Investment Technology Group, Inc. Stock Unit Grant Agreement between the Company and Robert C. Gasser, dated March 24, 2008 (as incorporated by reference as Exhibit 10.1 to the Form 10-Q dated May 9, 2008).
10.38		Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan (as incorporated by reference as Exhibit 10.1 to the Form 8-K dated October 14, 2008).
10.39	*+	Separation Agreement between Anthony J. Huck and Investment Technology Group, Inc. dated December 18, 2008.
10.40	*+	Separation Agreement between Alasdair Haynes and Investment Technology Group, Inc. on behalf of Investment Technology Group Europe Limited, dated February 12, 2009.
14		Investment Technology Group, Inc. Code Of Business Conduct and Ethics (incorporated by reference as Exhibit 14 to the Form 8-K dated November 6, 2008).
21	*	Subsidiaries of Company.
23	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification
31.2	*	Rule 13a-14(a) Certification
32.1	*	Section 1350 Certification

*
Filed herewith

+
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 27, 2009

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali Chief Financial Officer and Duly Authorized Signatory of Registrant

Dated: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	March 2, 2009
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	March 2, 2009
/s/ HOWARD C. NAPHTALI Howard C. Naphtali	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 2, 2009
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	March 2, 2009
/s/ J. WILLIAM BURDETT J. William Burdett	Director	March 2, 2009
/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	March 2, 2009
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	March 2, 2009
/s/ ROBERT L. KING Robert L. King	Director	March 2, 2009
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	March 2, 2009
/s/ BRIAN STECK Brian Steck	Director	March 2, 2009

(b)
Index to Exhibits

Exhibits Number	Description
2.1	Agreement and Plan of Merger, dated July 12, 2005 by and among the Company, Macgregor, and Hedgehog Acquisition Inc., a wholly owned subsidiary of ITG, and Steven D. Levy, as representative of the security holders of MacGregor (incorporated by reference as Exhibit 2.1 to Form 8-K dated July 18, 2005).
3.1	Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2	Amended and Restated By-laws of the Company (incorporated by reference as Exhibit 3 to the Form 8-K dated February 15, 2007).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
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
10.4	Non-Employee Directors' Stock Option Plan (incorporated by reference as Appendix A to the 1996 Proxy Statement on Form DEF 14A).
10.4.1	Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4.2	Amendment to Amended and Restated Non-Employee Directors Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.5	Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.5.1	Amendment to Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.5.2	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.5.3	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number	Description
10.6	Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.4 to Form 8-K dated August 11, 2006).
10.6.1	Form of Amendment to Non-Employee Directors' Stock Option Agreements (incorporated by reference as Exhibit 10.2 to Form 8-K dated August 11, 2006).
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
10.10	Form of Change in Control Agreement (incorporated by reference as Exhibit 10.1 to Form 8-K dated May 15, 2006).
10.10.1	Form of Change of Control Agreement (incorporated by reference as Exhibit 10.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.10.2	Form of Amendment to Change of Control Agreement (incorporated by reference as Exhibit 10.10.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.11	Stock Option Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.12	Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 9, 2006).
10.12.1
Amended and Restated Restricted Share Agreement between Investment Technology Group, Inc. and Robert C. Gasser, dated August 6, 2008 (incorporated by reference as Exhibit 10.2 to Form 10-Q dated August 7, 2008).
10.13
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.14	Sixth Amended and Restated Stock Unit Award Program (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.14.1	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).
10.14.2	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.14.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.14.3	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Form 8-K dated October 14, 2008)
10.15	Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibits Number	Description
10.15.1	First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.15.2	Second Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.8 to Form 10-Q dated November 8, 2007).
10.15.3
Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 4.1 to Form S-8 dated January 8, 2009) (effective May 12, 2009 if approved at Annual Shareholders Meeting).
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
10.17.4
Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.1 to Form 10-Q dated August 7, 2008).
10.18	Employment Agreement dated September 15, 2006, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 8-K dated September 20, 2006).
10.18.1
Amended and Restated Employment Agreement, dated August 6, 2008, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated August 7, 2008).
10.19	Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 27, 2002).
10.19.1	Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.19.2
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number	Description
10.20	Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference as Exhibit 10.3.3 to Registration Statement).
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

Exhibits Number	Description
10.22	Lease, dated October 4, 1996, between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
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
10.24
Form of Investment Technology Group, Inc. Nonqualified Stock Option Agreement for Employees (incorporated by reference as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.25	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.26
Form of Investment Technology Group, Inc. Performance Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.27	Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 8, 2007).
10.27.1
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.27.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.28	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.29	Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
10.30
Lease, dated as of August 15, 2000 between Boston Wharf Co. and The Macgregor Group, Inc. (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number		Description
10.30.1		Consent to Assignment of Lease, dated as of March 31, 2006, between W2005 BWH III Realty, L.L.C., The Macgregor Group, Inc. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.30.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.31
Lease, dated as of March 10, 1995, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.31.1
Assignment of Lease, dated as of April 27, 1999, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.31.2
Amendment to Lease, dated as of July 23, 2003, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.32
Lease, dated February 7, 2007 and effective January 8, 2007, between Mizuho Corporate Bank Ltd and Investment Technology Group Europe Limited (incorporated by reference as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.33
Lease, dated August 17, 1998, between Industrial Development Agency (Ireland)(with assignment to Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave) and Investment Technology Group Limited (incorporated by reference as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.33.1
License, dated January 10, 2007, between Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave and Investment Technology Group Limited (incorporated by reference as Exhibit 10.33.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.34
Agreement relating to the provision of Back Office Services, dated July 3, 1998, between Pershing Limited and Investment Technology Group Limited (incorporated by reference as Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.35
Employment Agreement, dated as of November 17, 1998, between Investment Technology Group Europe Limited and Alasdair Haynes (incorporated by reference as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.36
Form of Non-Qualified Stock Option Grant Agreement between Investment Technology Group, Inc and Robert C. Gasser (incorporated by reference as Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.37
Investment Technology Group, Inc. Stock Unit Grant Agreement between the Company and Robert C. Gasser, dated March 24, 2008 (as incorporated by reference as Exhibit 10.1 to the Form 10-Q dated May 9, 2008).
10.38		Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan (as incorporated by reference as Exhibit 10.1 to the Form 8-K dated October 14, 2008).
10.39	*+	Separation Agreement between Anthony J. Huck and Investment Technology Group, Inc. dated December 18, 2008.
10.40	*+	Separation Agreement between Alasdair Haynes and Investment Technology Group, Inc. on behalf of Investment Technology Group Europe Limited, dated February 12, 2009.

Exhibits Number		Description
14		Investment Technology Group, Inc. Code Of Business Conduct and Ethics (incorporated by reference as Exhibit 14 to the Form 8-K dated November 6, 2008).
21	*	Subsidiaries of Company.
23	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification
31.2	*	Rule 13a-14(a) Certification
32.1	*	Section 1350 Certification

*
Filed herewith

+
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 27, 2009.

        See list of exhibits at Item 15(a)(3) above and exhibits following.