Form 10-Q
period 2009-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2009-05-08
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2009

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

(212) 588 - 4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

At May 1, 2009, the Registrant had 43,386,709 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Dark Algorithm, ITG Logic, ITG Web Access, ITG Opt, Macgregor XIP, POSIT, POSIT Match, POSIT Now, POSIT VWAP, and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. Best-In-Class Solutions Across the Investment Continuum, Best Market Server, Building the New Buyside,  Hedge Pro, ITG Algorithms, ITG Alpha Capture, ITG Broker Edge, ITG Channel, ITG Compliance, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Post-Trade Analytics, ITG Routers, ITG Single-Stock Algorithms, ITG Single Ticket Clearing, ITG TCA, ITG Trade Ops, ITG Triton X, Macgregor Electronic Trading, Match Now, PAEG/L, Plexus Plan Sponsor, POSIT Alert, POSIT Marketplace, Powered By POSIT, Radical, Sponsor Monitor and Trading Analytic Widgets are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, fluctuations in market trading volumes, financial market volatility, changes in commission pricing, evolving industry regulations, errors or malfunctions in our systems or technology, rapid changes in technology, cash flows into or redemptions from equity funds, effects of inflation, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, changes in tax policy or accounting rules, fluctuations in foreign exchange rates, adverse changes or volatility in interest rates, as well as general economic, business, credit and financial market conditions, internationally or nationally.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K, for the year ended December 31, 2008, which you are encouraged to read. Our 2008 Annual Report on Form 10-K is also available through our website at http://investor.itg.com.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$296,028	$352,960
Cash restricted or segregated under regulations and other	62,324	73,218
Deposits with clearing organizations	58,638	43,241
Securities owned, at fair value	5,297	6,399
Receivables from brokers, dealers and clearing organizations	565,416	328,528
Receivables from customers	921,132	300,158
Premises and equipment, net	44,822	48,321
Capitalized software, net	65,167	62,821
Goodwill	425,507	423,896
Other intangibles, net	30,169	31,094
Deferred taxes	3,925	2,591
Other assets	14,185	12,226
Total assets	$2,492,610	$1,685,453

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$170,684	$221,582
Short-term bank loans	—	24,900
Payables to brokers, dealers and clearing organizations	338,261	232,527
Payables to customers	1,058,862	287,515
Securities sold, not yet purchased, at fair value	92	2,479
Income taxes payable	24,540	25,646
Deferred taxes	15,926	8,924
Long term debt	82,600	94,500
Total liabilities	1,690,965	898,073

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,608,738 and 51,582,306 shares issued at March 31, 2009 and December 31, 2008, respectively, and; 43,370,312 and 43,244,184 shares outstanding at March 31, 2009 and December 31, 2008, respectively	516	516
Additional paid-in capital	222,539	219,830
Retained earnings	779,157	766,319
Common stock held in treasury, at cost; 8,238,426 and 8,338,122 shares at March 31, 2009 and December 31, 2008, respectively	(190,835)	(193,206)
Accumulated other comprehensive income (net of tax)	(9,732)	(6,079)
Total stockholders’ equity	801,645	787,380
Total liabilities and stockholders’ equity	$2,492,610	$1,685,453

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Commissions	$129,045	$176,227
Recurring	21,162	21,645
Other	5,460	6,406
Total revenues	155,667	204,278

Expenses:
Compensation and employee benefits	60,178	69,224
Transaction processing	22,916	24,349
Occupancy and equipment	14,838	13,100
Telecommunications and data processing services	13,970	12,750
Other general and administrative	19,055	23,589
Interest expense	1,212	2,213
Total expenses	132,169	145,225
Income before income tax expense	23,498	59,053
Income tax expense	10,660	26,065
Net income	$12,838	$32,988

Earnings per share:
Basic	$0.30	$0.76
Diluted	$0.29	$0.75

Basic weighted average number of common shares outstanding	43,337	43,629
Diluted weighted average number of common shares outstanding	43,606	44,231

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2009

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2009	$—	$516	$219,830	$766,319	$(193,206)	$(6,079)	$787,380

Net income	—	—	—	12,838	—	—	12,838
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(3,610)	(3,610)
Unrealized holding loss on securities available-for-sale (net of tax)	—	—	—	—	—	(312)	(312)
Reclassification adjustment for loss on hedging instruments recognized in net income (net of tax)	—	—	—	—	—	269	269
Comprehensive income							$9,185
Issuance of common stock for employee stock options (23,564 shares), share awards (55,320 shares) and employee stock unit awards (63,706 shares)	—	—	(1,007)	—	3,304	—	2,297
Issuance of common stock for the employee stock purchase plan (26,432 shares)	—	—	487	—	—	—	487
Settlement of share-based awards (42,894 shares)	—	—	—	—	(933)	—	(933)
Share-based compensation	—	—	3,229	—	—	—	3,229
Balance at March 31, 2009	$—	$516	$222,539	$779,157	$(190,835)	$(9,732)	$801,645

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from Operating Activities:
Net income	$12,838	$32,988
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	14,618	11,648
Deferred income tax expense	5,612	4,411
Provision for doubtful accounts	(699)	668
Share-based compensation	3,336	2,636
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	10,686	16,229
Deposits with clearing organizations	(15,397)	2,012
Securities owned, at fair value	1,099	(120)
Receivables from brokers, dealers and clearing organizations	(239,945)	(489,957)
Receivables from customers	(636,960)	(490,903)
Accounts payable and accrued expenses	(50,464)	(1,111)
Payables to brokers, dealers and clearing organizations	110,113	623,899
Payables to customers	785,536	451,079
Securities sold, not yet purchased, at fair value	(2,384)	(300)
Income taxes payable	(1,027)	10,177
Excess tax benefit from share-based payment arrangements	(22)	(1,614)
Other, net	(3,076)	(874)
Net cash (used in) / provided by operating activities	(6,136)	170,868

Cash flows from Investing Activities:
Acquisition earn-out payments	(1,937)	—
Capital purchases	(2,585)	(4,868)
Capitalization of software development costs	(11,529)	(9,747)
Net cash used in investing activities	(16,051)	(14,615)

Cash flows from Financing Activities:
Payments on short-term bank loans	(24,900)	(66,400)
Payments on long term debt	(11,900)	(9,500)
Excess tax benefit from share-based payment arrangements	22	1,614
Common stock issued	3,136	3,053
Settlement of share-based awards	(933)	(1,736)
Net cash used in financing activities	(34,575)	(72,969)

Effect of exchange rate changes on cash and cash equivalents	(170)	(1,230)
Net (decrease) / increase in cash and cash equivalents	(56,932)	82,054
Cash and cash equivalents — beginning of year	352,960	183,757
Cash and cash equivalents — end of period	$296,028	$265,811

Supplemental cash flow information
Interest paid	$1,561	$2,852
Income taxes paid	$6,432	$10,922

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. (“ITG” or the “Company”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”), ITG Derivatives LLC (“ITG Derivatives”) and POSIT Alert LLC (“POSIT Alert”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITG Europe”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. (“Macgregor”), a provider of trade order management technology and network connectivity services for the financial community and Plexus Plan Sponsor Group, Inc. (“Plexus”), a provider of trading process analysis, transition consulting and related services to the plan sponsor community.

Investment Technology Group, Inc. (NYSE: ITG) is a specialized agency brokerage and financial technology firm that partners with asset managers globally to provide innovative solutions spanning the investment continuum. A leader in electronic trading since launching POSIT in 1987, ITG’s integrated approach now includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Asset managers rely on ITG’s independence, experience and agility to help mitigate risk, improve performance and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

The Company has three reportable operating segments: U.S. Operations, Canadian Operations and International Operations (see Note 15, Segment Reporting, to the condensed consolidated financial statements). The U.S. Operations segment provides trading, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, network connectivity and research services. The International Operations segment includes our trading, trade order management, network connectivity and research service businesses in Europe, Australia, Hong Kong, Japan and Singapore, as well as a technology research and development facility in Israel.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three amendments to the fair value measurement, disclosure and other-than-temporary standards: FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

FASB Statement No. 157, Fair Value Measurements, (“SFAS 157”) defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  This FSP provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.  This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.  In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this FSP changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

All three FSPs include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, early adoption is allowed only if certain of the FSPs are early adopted together.  We did not early adopt these FSPs nor do we expect the adoption of these FSPs to have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“FAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“FAS 160”) and FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. In addition to expanding the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained, significant changes in the accounting for business combination transactions resulting from the issuance of FAS 141R include: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date (i.e. nullification of EITF Issue 99-12), (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings, (iv) capitalization of in-process research and development assets acquired at acquisition date fair value, (v) recognition of acquisition-related transaction costs as expense when incurred, (vi) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in FASB Statement 146 are met as of the acquisition date, and (vii) recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

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

FAS 141R, FAS 160 and FSP 141(R)-1 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of FAS 141R, FAS 160 and FSP 141(R)-1 did not impact our consolidated results of operations and financial condition.

On June 16, 2008, FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”). This FSP addresses questions that arose in practice regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, Earnings Per Share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities (a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, and regardless of the form of participation). This method determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings. In FSP 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. This FSP also requires that all prior-period EPS data be adjusted retrospectively. The adoption of FSP 03-6-1 did not impact us as our unvested share-based payment awards do not contain rights to receive nonforfeitable dividends or dividend equivalents.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“FAS 161”).  FAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”).  FAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008, with early adoption permitted.  The principal impact of adopting FAS 161 required us to expand our disclosure regarding derivative instruments (see Note 3, Derivative Instruments, to the condensed consolidated financial statements).

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”) became effective on November 13, 2008.  FAS 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  FAS 162 will be effectively superseded when the FASB Accounting Standards Codification is approved.  Approval is expected to be effective July 1, 2009.

(2) Fair Value Measurements

We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on our results of operations or financial position, other than additional disclosures. During the first quarter of 2009, we adopted SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The adoption of SFAS 157-2, as it relates to non-financial assets and liabilities, did not have any impact on our results of operations or financial position.

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

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily standard models that consider various assumptions including time value, yield curve, and other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include non-exchange- traded derivatives such as currency forward contracts.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. We currently do not have any Level 3 assets or liabilities.

We include items reported at fair value in securities owned, at fair value, securities sold, not yet purchased, at fair value, cash and cash equivalents and accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  Fair value measurements on a recurring basis are as follows (dollars in thousands):

	March 31, 2009	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$2,804	$2,804	$—	$—
U.S. Government money market mutual funds	215,231	215,231	—	—
Money market mutual funds	2,124	2,124	—	—
Securities owned, at fair value:
Trading securities	155	155	—	—
Available-for-sale securities	992	992	—	—
Equity index mutual funds	2,362	2,362	—	—
Bond mutual funds	1,788	1,788	—	—
Total	$225,456	$225,456	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$576	$—	$576	$—
Securities sold, not yet purchased:
Common stock	92	92	—	—
Total	$668	$92	$576	$—

Cash and cash equivalents principally represent U.S. Government money market mutual funds.

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

(3) Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under SFAS 133 are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Condensed Consolidated Statements of Financial Condition in accumulated other comprehensive income until the hedged transaction is recognized in earnings. However, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in earnings. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

In 2006, we entered into interest rate swaps to hedge the risk related to the variability of our LIBOR based interest payments that we believed were probable to occur over the next three years. The interest rate swaps, which were designated as hedging instruments in a cash flow hedge, matured on March 31, 2009.  During First Quarter 2009, the final settlement of these swaps increased interest expense by approximately $0.5 million.

Economic Hedges

We enter into rolling three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits we hold in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to rolling it over, to ensure continued economic hedge effectiveness. As we have not designated these contracts as hedges under FAS 133, the changes to their fair value are recognized immediately in earnings.  Our counterparty agreements do not contain any credit-risk related contingent features.

Fair Values and Effects of Derivatives Held

We classify asset derivatives as other assets on the Condensed Consolidated Statements of Financial Condition. At March 31, 2009 and December 31, 2008, we did not have any asset derivative instruments.

The following table summarizes the fair values of our liability derivative instruments (dollars in thousands), which are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition:

	Liability Derivatives
	Fair Value
	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under FAS 133:
Interest rate swaps	$—	$449
Total derivatives designated as hedging instruments under FAS 133	—	449

Derivatives not designated as hedging instruments under FAS 133:
Currency forward contracts	576	5,664
Total derivatives not designated as hedging instruments under FAS 133	576	5,664
Total derivatives	$576	$6,113

All currency forward contracts open at March 31, 2009 matured in April 2009.

The following table summarizes the impact of the effective portion of our derivative instruments on our results of operations (dollars in thousands).  Losses were reclassified from accumulated other comprehensive income into interest expense on the Condensed Consolidated Statements of Income (see Note 13, Other Comprehensive Income , to the condensed consolidated financial statements).

	Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in FAS 133 Cash Flow Hedging	March 31,		March 31,
Relationships	2009	2008	2009	2008
Interest rate swaps	$—	$(1,578)	$(450)	$(41)
Total	$—	$(1,578)	$(450)	$(41)

As of March 31, 2009 and 2008, we did not have any derivative instruments deemed ineffective, thus no gain or loss was recognized in our Condensed Consolidated Statements of Income.

The following table summarizes the impact our derivative instruments not designated as hedging instruments under FAS 133 had on our results of operations (dollars in thousands).  Losses on derivatives are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income.

	Gain/(Loss) Recognized in Income on Derivative
	March 31,
Derivatives Not Designated as Hedging Instruments under FAS 133	2009	2008
Currency forward contracts	$326	$17
Total	$326	$17

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Customer Protection Rule”), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade settlement activity, (v) segregated balances maintained by our Japanese business on behalf of its customers under certain directed brokerage arrangements, and (vi) funds relating to the securitization of a bank guarantee supporting an Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Corporate stocks—trading securities	$155	$512	$92	$2,479
Corporate stocks—available-for-sale	992	1,518	—	—
Mutual funds	4,150	4,369	—	—
Total	$5,297	$6,399	$92	$2,479

Securities owned consists of securities positions held by the Company resulting from temporary positions in securities in the normal course of our agency trading business, mutual fund positions, and 55,440 shares of common stock in NYSE Euronext, Inc. (“NYX Shares”) that we received in March 2006 as consideration in connection with the merger between the New York Stock Exchange (“NYSE”) and Archipelago Holdings, Inc. (the “NYSE Merger”).

Securities sold, not yet purchased consist of short positions in securities resulting from temporary positions in securities in the normal course of our agency trading business.

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	March 31, 2009	December 31, 2008
Positions with net gains	$—	$—
Positions with net (losses)	(312)	—
Total gain/(loss)	$(312)	$—

There were no sales of available-for-sale securities during the three month periods ending March 31, 2009 and 2008.

(6) Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which addressed how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48 a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

During First Quarter 2009, we effectively settled tax audits in the U.S. for fiscal years 2001 through 2003 resulting in a decrease in our liability for uncertain tax positions of $11.2 million (including interest of $4.2 million), as well as the related deferred tax assets of $4.1 million.  As a result of this settlement, during First Quarter 2009, we recognized a net tax benefit of $1.0 million.

We had unrecognized tax benefits for tax positions taken of $12.5 million and $18.4 million at March 31, 2009 and December 31, 2008, respectively. We had accrued interest expense of $1.3 million and $3.6 million, net of related tax effects, related to our unrecognized tax benefits at March 31, 2009 and December 31, 2008, respectively.

(7) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
U.S. Operations	$391,095	$389,159	$28,811	$29,720
International Operations	34,412	34,737	1,358	1,374
Total	$425,507	$423,896	$30,169	$31,094

During First Quarter 2009, we recorded approximately $1.9 million of goodwill in additional purchase price consideration related to the July 31, 2007 acquisition of Redsky Financial, LLC (now ITG Derivatives).

Amortizable other intangibles are amortized over their respective estimated useful lives, which range from three to eighteen years. During First Quarter 2009, we recognized intangible amortization expense of $0.9 million compared with $0.7 million in the prior year quarter.  At March 31, 2009, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other proprietary trade names.

During the First Quarter 2009, no goodwill or intangibles were deemed impaired and accordingly, no write-off was required.

(8) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Broker-dealers

$

466,720

$

300,754

$

248,488

$

226,515

Clearing organizations	2,734	6,981	112	97
Deposits for securities borrowed	96,503	21,717	—	—
Securities loaned	—	—	89,661	5,915
Allowance for doubtful accounts	(541)	(924)	—	—
Total	$565,416	$328,528	$338,261	$232,527

Receivables from and Payables to Customers

The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Customers	$922,849	$302,324	$1,058,862	$287,515
Allowance for doubtful accounts	(1,717)	(2,166)	—	—
Total	$921,132	$300,158	$1,058,862	$287,515

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2009	December 31, 2008
Accrued research payables	$59,631	$44,261
Deferred compensation	26,952	28,959
Accrued compensation and benefits	22,847	70,464
Trade payables	18,283	34,020
Deferred revenue	12,967	12,720
Acquisition payment obligation	5,487	5,511
Accrued transaction processing	4,189	3,589
Other accrued expenses	20,328	22,058
Total	$170,684	$221,582

(10) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements generally bear interest at federal funds rate plus a spread of 50 - 120 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings. At March 31, 2009, we had no short-term bank loans outstanding under these pledge facilities. At December 31, 2008, we had $24.9 million in short-term bank loans at a weighted average interest rate of 1.75%.

We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At March 31, 2009, we had no borrowings outstanding under this facility.

(11) Long Term Debt

On January 3, 2006, we entered into a $225.0 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200.0 million (“Term Loan”) and a five-year revolving facility in the amount of $25.0 million (“Revolving Credit Facility”). The Term Loan and Revolving Credit Facility are secured by substantially all of the Company’s assets. We utilized the $200.0 million Term Loan on January 3, 2006, to partially finance the acquisitions of Macgregor and Plexus. The Revolving Credit Facility is available for future working capital purposes and is not drawn upon as of the filing date of this Quarterly Report on Form 10-Q.  Commitment fees are payable on the Revolving Credit Facility at a 0.30% rate per year. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying Condensed Consolidated Statement of Financial Condition and are amortized to interest expense over the life of the loan.

At March 31, 2009, we had $82.6 million in outstanding debt under the Term Loan following scheduled principal payments of $11.9 million in 2009, compared with payments of $9.5 million in 2008. Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2009	$35.7
2010	46.9
$82.6

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $1.2 million and $2.2 million in First Quarter 2009 and the three months ended March 31, 2008 (“First Quarter 2008”), respectively.

Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and we will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006, we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 6.314% for a period of three years ending March 31, 2009.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2009	2008
Three Months Ended
Net income for basic and diluted earnings per share	$12,838	$32,988
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,337	43,629
Effect of dilutive securities	269	602
Average common shares used in diluted computation	43,606	44,231
Earnings per share:
Basic	$0.30	$0.76
Diluted	$0.29	$0.75

The following is a summary of anti-dilutive options not included in the detailed earnings per share computations (amounts in thousands):

	March 31,
	2009	2008
Three months ended	768	387

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2009
Currency translation adjustment	$(9,420)	$—	$(9,420)
Unrealized holding loss on securities, available-for-sale	(526)	214	(312)
Unrealized loss on hedging activities:
Beginning balance	(449)	180	(269)
Unrealized losses arising during period	—	—	—
Reclassification adjustment for losses recognized in net income	449	(180)	269
Net unrealized loss on hedging activities	—	—	—
Total	$(9,946)	$214	$(9,732)

December 31, 2008
Currency translation adjustment	$(5,810)	$—	$(5,810)
Unrealized holding gain / (loss) on securities, available-for-sale:
Beginning balance	91	(37)	54
Unrealized holding losses arising during period	(1,610)	658	(952)
Reclassification adjustment for losses recognized in net income	1,519	(621)	898
Net unrealized holding gain / (losses) on securities, available-for-sale	—	—	—
Unrealized loss on hedging activities	(449)	180	(269)
Total	$(6,259)	$180	$(6,079)

Unrealized holding gains and losses on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.  During 2008, an after-tax unrealized holding loss of $898 thousand was reclassified out of accumulated other comprehensive income and into earnings as we believed that the decrease in the value of those shares was other-than-temporary and therefore wrote down their value to reflect the December 31, 2008 fair market value of $1.5 million.  This fair value is the new cost basis and subsequent temporary price changes are reported in accumulated other comprehensive income.  At March 31, 2009, there were no securities that were other-than-temporarily impaired.

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

Our net capital balances and the amounts in excess of required net capital at March 31, 2009 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$162.5	$161.5
AlterNet	3.4	3.3
Blackwatch	5.8	5.7
ITG Derivatives	2.4	1.9
POSIT Alert	4.8	4.8

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of March 31, 2009, ITG Inc. had a $25.2 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, our Canadian and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2009, as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$35.9

International Operations
Australia	$2.3
Europe	17.5
Hong Kong	9.2
Japan	1.3

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company allocates resources to and evaluates the performance of its reportable segments based on income before income tax expense. Consistent with the Company’s allocation and evaluation methodology, the effects of inter-segment activities are eliminated and revenues are attributed to each segment based upon the location of execution of the related transaction in the information presented below.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	International Operations	Consolidated
Three Months Ended March 31, 2009
Total revenues	$117,353	$17,605	$20,709	$155,667
Income before income tax expense	24,466	5,916	(6,884)	23,498
Identifiable assets	989,946	209,256	1,293,408	2,492,610
Capital purchases	2,211	100	274	2,585

Three Months Ended March 31, 2008
Total revenues	$154,370	$21,680	$28,228	$204,278
Income before income tax expense	53,994	6,664	(1,605)	59,053
Identifiable assets	1,004,430	732,404	1,397,131	3,133,965
Capital purchases	4,021	377	470	4,868

Revenue and long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2009	2008
Revenues: Three Months Ended March 31,
United States	$117,353	$154,370
Canada	17,605	21,680
Europe	15,769	20,234
All other	4,940	7,994
Total	$155,667	$204,278

Long-lived Assets at March 31,
United States	$514,263	$502,312
Canada	4,752	5,448
Europe	40,106	38,880
All other	6,858	6,806
Total	$565,979	$553,446

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

Overview

Investment Technology Group, Inc. is a specialized agency brokerage and financial technology firm that partners with asset managers globally to provide innovative solutions spanning the investment continuum. We have three reportable segments: U.S. Operations, Canadian Operations and International Operations. The U.S. Operations segment provides trading, trade order management, connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, connectivity and research services. The International Operations segment includes our trading, trade order management, connectivity and research service businesses in Europe, Australia, Hong Kong, Japan and Singapore (the latter four of which we collectively refer to as “Asia Pacific”), as well as a technology research and development facility in Israel.

Our revenues principally consist of commissions from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific, and (iii) our commission rates. Commission revenues are generated by orders delivered to us from our order and execution management products and other vendors’ products, direct computer-to-computer links to customers through ITG Net (our financial communications network) and third party networks and phone orders from our customers. In Canada, we also generate revenue from interlisted arbitrage trading, where we profit from small price differences by simultaneously purchasing and selling the same equity security in the Canadian and U.S. markets. We also generate recurring revenues, which are largely fee or subscription-based rather than transaction-based, and are therefore significantly less variable. Our subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management system services.

Executive Summary

In First Quarter 2009, our consolidated revenue decreased 24% to $155.7 million relative to First Quarter 2008 while our operating expenses decreased 9% to $132.2 million.  Net income for First Quarter 2009 was $12.8 million, or $0.29 per diluted share, as compared to $33.0 million, or $0.75 per diluted share in First Quarter 2008.  Our U.S. based revenue was $117.4 million in First Quarter 2009, declining $37.0 million, or 24% compared to First Quarter 2008.  Our consolidated results include severance charges which reduced net income and earnings per diluted share by $4.3 million and $0.10, respectively, in First Quarter 2009 versus severance charges which reduced net income and earnings per diluted share by $0.7 million and $0.02, respectively, in First Quarter 2008.

The turbulence in the financial markets and accompanying global economic slowdown that characterized much of 2008 persisted in First Quarter 2009.  The S&P 500 and Nasdaq Composite indices declined 11.7% and 3.1%, respectively, during First Quarter 2009 and were 39.7% and 32.9% lower relative to their March 31, 2008 levels.  Despite the significant declines in the major U.S. equity market indices in the first two months of the quarter, followed by a rebound in March 2009, equity market volatility was largely unchanged during the quarter although it was higher relative to the prior year period.  In First Quarter 2009, the CBOE Volatility Index (“VIX”) averaged 45.0, up from an average of 26.1 in First Quarter 2008, representing a 72% increase.  After reaching a peak of 89.5 on October 24, 2008, its highest level since the index was first published in 1990, the VIX recorded a high of 56.7 in First Quarter 2009 and still remains at historically elevated levels.  The continued poor performance of the equity markets resulted in retail and institutional investors shying away from equity investing as evidenced by the $43.5 billion of net outflows from U.S. equity mutual funds in First Quarter 2009.  This economic and business environment presented a set of challenges to ITG’s business model, both domestically and internationally.

Overall U.S. equity trading volume, measured by share volume in NYSE and Nasdaq-listed securities, increased in First Quarter 2009 relative to First Quarter 2008.  Average daily volume in NYSE-listed securities increased 39.7% in First Quarter 2009 to 6.4 billion shares.  Average daily volume in Nasdaq-listed securities declined 8.9% in First Quarter 2009 compared to First Quarter 2008 to 2.2 billion shares.

In contrast to overall market volume, ITG’s U.S. equity volumes decreased from 225.4 million average daily shares executed in First Quarter 2008 to 214.8 million average daily shares executed in First Quarter 2009, representing a decline of 5%.  Due to the trend of significant net outflows from equity mutual funds, which have collectively totaled more than $213 billion since September 2008, our long-only institutional clients were much less active in First Quarter 2009.  The decline in our transaction volumes was accompanied by a shift in both customer and product mix resulting in a 24% decline in our average commission rate.  As a result, our U.S. commission revenues declined at a faster pace than the underlying volumes.

In Canada, ITG’s First Quarter 2009 revenue was $17.6 million, decreasing 19% from First Quarter 2008.  The revenue decline was entirely the result of the strengthening of the U.S. Dollar, which reduced revenues by approximately $4.2 million.  In Canadian Dollars, revenues were slightly higher from First Quarter 2008.

Our International Operations were adversely affected by further declines in the value of shares traded in First Quarter 2009. Trading commissions are generally based on the value of a customer trade, or ad valorem.  Although our market share increased, declines in major international indices such as the MSCI Pan European, Nikkei 225, Hang Seng and ASX 200 Index of 41.6%, 35.3%, 40.6% and 33.1%, respectively, were a primary driver in our International Operations revenues decreasing 27% to $20.7 million in First Quarter 2009 relative to First Quarter 2008.  Furthermore, the strengthening of the U.S. Dollar relative to other major currencies, particularly the Pound Sterling negatively impacted revenue by $6.5 million.

The pre-tax loss in our International Operations was $6.9 million, versus a $1.6 million loss posted in First Quarter 2008.  A $1.5 million currency effect positively impacted our International pre-tax results during First Quarter 2009. In First Quarter 2008, our pre-tax results in International Operations were negatively impacted by $0.6 million due to currency translation.

Results of Operations — Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2009	2008	Change	% Change
Revenues
Commission	$97,995	$131,573	$(33,578)	(26)
Recurring	17,700	20,407	(2,707)	(13)
Other	1,658	2,390	(732)	(31)
Total revenues	117,353	154,370	(37,017)	(24)

Expenses
Compensation and employee benefits	41,552	51,273	(9,721)	(19)
Transaction processing	13,279	11,480	1,799	16
Other expenses	36,844	35,410	1,434	4
Interest expense	1,212	2,213	(1,001)	(45)
Total expenses	92,887	100,376	(7,489)	(7)
Income before income tax expense	$24,466	$53,994	$(29,528)	(55)
Pre-tax margin	20.8%	35.0%	(14.2)%

The decline in U.S revenues can be attributed to two principal factors: (i) a shift in the mix of customer executions and products and (ii) the current volatile economic environment.

Our trading volumes declined by 5% in First Quarter 2009 over First Quarter 2008.  Following extraordinarily high equity mutual fund redemptions in the latter months of 2008, First Quarter 2009 saw relatively low equity mutual fund activity in terms of both inflows from new sales, as well as outflows from redemptions.  This sharp drop in equity mutual fund flows represents a significant contraction in the activity of money managers that form our core client base. These are typically long-only institutional clients with the greatest propensity to use our higher commission products.  In contrast, our direct market access clients increased their volume of business with ITG.  Since such a large proportion of our 2009 volume came from our lower rate direct market access products, the result was a decline in our average commission rate.

Compounding the effect of business mix, transaction processing costs rose significantly representing 14% of commission revenues, up from 9% in First Quarter 2008.  In this market environment, direct market access clients tend to use liquidity more than our long-only institutional customers, who often provide liquidity.  This shift in our liquidity profile increases transaction processing fees due to execution costs paid to the external liquidity providers.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2009	2008	Change	% Change
Total trading volume (in billions of shares)	13.1	13.7	(0.6)	(5)
Trading volume per day (in millions of shares)	214.8	225.4	(10.6)	(5)
Average revenue per share ($)	$0.0067	$0.0088	$(0.0021)	(24)
U.S. market trading days	61	61	—	—

*Represents core equity business excluding ITG Derivatives and ITG Net commission revenues.

Recurring revenues declined 13% following our realignment of certain management responsibilities for international activities related to our OMS and ITG Net businesses, as we assigned the relevant customer agreements to our European subsidiary on October 1, 2008. This resulted in the transfer of revenues and associated costs related to those clients to the International Operating segment.  This was partially offset by growth in the number of ITG Net connections and subscription income from our analytical product sales.

Other revenues reflect lower investment income as sharply lower interest rates on our money market investments outweighed our significantly higher level of invested funds and the elimination of fee income from BLOCKalert following our acquisition of the remaining 50% interest in July 2008.

Compensation and employee benefits costs decreased 19% primarily due to significantly lower performance based compensation levels and higher capitalizable compensation costs related to our continued focus on product development.  This was partially offset by higher severance costs.

Other expenses, which reflected the benefits of certain cost control measures during the quarter, increased only $1.4 million in spite of higher (i) amortization expense related to new product releases, (ii) network connectivity and market data fees, (iii) legal fees and (iv) other equipment related costs, including depreciation, which collectively increased $5.6 million over the prior year period.  Savings were achieved through lower spending levels in certain areas including business development, recruiting and consulting, as well as through improved receivable collections.

Interest expense declined 45% due to a lower outstanding balance on our long term debt, as well as the impact of significantly lower LIBOR interest rates on the unhedged portion of our debt in First Quarter 2009.  Our interest rate swaps, which were economically unfavorable due to the drop in interest rates after their inception in 2006, expired on March 31, 2009.  Assuming the continuation of the current low interest rate environment, the expiration of these swaps will be beneficial to us over the remaining life of our Term Loan.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2009	2008	Change	% Change
Revenues
Commission	$13,693	$17,346	$(3,653)	(21)
Recurring	472	375	97	26
Other	3,440	3,959	(519)	(13)
Total revenues	17,605	21,680	(4,075)	(19)

Expenses
Compensation and employee benefits	4,445	6,753	(2,308)	(34)
Transaction processing	3,336	3,501	(165)	(5)
Other expenses	3,908	4,762	(854)	(18)
Total expenses	11,689	15,016	(3,327)	(22)
Income before income tax expense	$5,916	$6,664	$(748)	(11)
Pre-tax margin	33.6%	30.7%	2.9%

The operating environment in Canada was complicated by continued concerns over current economic conditions, including the ongoing credit and liquidity issues, which weighed on the Canadian financial marketplace.

The decline in our Canadian commission revenues was primarily driven by currency translation, reflecting a weak Canadian Dollar stemming from depressed commodity and energy prices.  Interlisted arbitrage trading generated $3.0 million in First Quarter 2009, down from the $3.9 million achieved last year due to unfavorable currency impact.

Total operating expenses of $11.7 million were down $3.3 million or 22% from First Quarter 2008 and included a favorable exchange rate impact of $2.7 million resulting from a weaker Canadian Dollar.

Compensation and employee benefits expense decreased 34% as a decrease in performance based compensation, as well as a favorable exchange rate impact of $1.0 million more than offset salary increases related to headcount growth.

Transaction processing costs decreased 5% as a favorable exchange rate impact of $0.8 million more than offset increases related to a higher proportion of our trades being executed on the more costly side of the market as liquidity takers.

Other expenses reflect a favorable currency impact of $0.9 million.

Overall, currency translation reduced total revenues and pre-tax income by $4.2 million and $1.4 million, respectively.

International Operations

	Three Months Ended March 31,
$ in thousands	2009	2008	Change	% Change
Commission Revenues
Europe	$12,619	$19,720	$(7,101)	(36)
Asia Pacific	4,738	7,588	(2,850)	(38)
Total commission revenues	17,357	27,308	(9,951)	(36)
Recurring revenues	2,990	863	2,127	246
Other revenues	362	57	305	535
Total revenues	20,709	28,228	(7,519)	(27)

Expenses
Compensation and employee benefits	14,181	11,198	2,983	27
Transaction processing	6,301	9,368	(3,067)	(33)
Other expenses	7,111	9,267	(2,156)	(23)
Total expenses	27,593	29,833	(2,240)	(8)
Income before income tax expense	$(6,884)	$(1,605)	$(5,279)	—
Pre-tax margin	(33.2)%	(5.7)%	(27.5)%

International commission revenues continue to be unfavorably affected by the ongoing downturn in financial markets. As our international commissions are based upon the market value of shares traded, the significant contraction in market values and market turnover drove our commission revenue base lower. However, we were able to mitigate some of the adverse market effect by achieving market share gains in most major markets.

In First Quarter 2009, European commission revenues fell $7.1 million, which includes an unfavorable currency translation effect of nearly $4.8 million. However, ITG increased its market share of executions in MSCI Pan-European Index securities, partly offsetting the impact of lower market turnover. Although turnover on the MSCI Pan-European Index was down 45%, the market value of MSCI shares executed by ITG was only down 19%, driven by growth in client self directed trading and algorithmic product usage.

Market turnover declines in our major Asia Pacific markets were generally in the 45% to 55% range compared with the prior year quarter.  As we gained market share in the region, the contraction in our Asia Pacific commission revenues was  31% (excluding a 7% unfavorable currency translation impact).

Recurring revenues increased reflecting our realignment of certain management responsibilities for international activities deriving from our OMS and ITG Net businesses, as we assigned the relevant customer agreements to our European subsidiary on October 1, 2008.

Transaction processing costs were lower due to the decrease in overall market turnover and favorable exchange rates. This decrease was partially offset by the higher proportion of trades being executed in costlier venues such as Continental Europe and Japan, where costs are higher than in venues such as the U.K. and Hong Kong.

Compensation and employee benefits expense growth reflects a 31% increase in average staffing levels required to support the growing Triton and self directed trading businesses in Asia Pacific, as well as product development efforts and higher severance costs primarily related to a management reorganization which totaled $2.8 million.  These costs were partially offset by a favorable exchange rate impact and lower performance based compensation.

Other expenses decreased 23% reflecting our cost control, as well as favorable currency impact, partially offset by higher software amortization related to the roll out of additional products.

Overall, currency translation reduced our International Operations revenues by $6.5 million, while increasing our pre-tax income by $1.5 million.

Income taxes

Our effective tax rate was 45.4% in First Quarter 2009 compared to 44.1% in First Quarter 2008.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.  During First Quarter 2009, we completed a favorable settlement of corporate income tax issues in the U.S. pertaining to 2001-2003.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We principally invest our excess cash in U.S. Government money market mutual funds and other money market mutual funds. At March 31, 2009, cash and cash equivalents and securities owned, at fair value amounted to $301.3 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets and may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity and market volatility. As of March 31, 2009, we had interest-bearing security deposits totaling $58.6 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we utilize pledge facilities with two banks which have no specific limitations on our additional borrowing capacities (see Financing Activities below). However, the current economic crisis and the resultant tightening of credit by lenders may inhibit our ability to borrow, particularly on a non-collateralized basis.

In Hong Kong, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $88.1 million and are supported by $25.8 million in restricted cash deposits. We also maintain working capital facilities with a bank in the form of overdraft protection totaling approximately $28.7 million for our European settlement activities.

Capital Resources

Our capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access capital markets.

Operating Activities

Cash flows used in operating activities were $6.1 million in First Quarter 2009 as compared to $170.9 million provided by operating activities in First Quarter 2008.  The decrease was primarily attributable to changes in working capital, specifically the net activity related to receivables from/payables to customers and brokers and an increase in deposits with clearing organizations.  The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.  Additionally, the payout of all 2008 incentive compensation in First Quarter 2009, as well as the lower earnings level in 2009 contributed to the decrease in cash provided by operations.

In the normal course of our clearing operations worldwide, cash is typically used to fund restricted or segregated cash accounts under regulations and other, broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables from/payables to customers and brokers. The cash requirements vary from day to day depending on the volume transacted and customer trading patterns.

Investing Activities

Net cash used in investing activities of $16.1 million primarily includes our investment in capitalizable software development projects and computer hardware and software, as we continue to invest in both our product portfolio and infrastructure, as well as additional purchase price consideration related to our 2007 acquisition of Redsky Financial, LLC.

Financing Activities

Net cash used in financing activities of $34.6 million primarily reflects the repayment of short-term bank borrowings from our pledge facilities and principal repayments on our Term Loan, offset by issuances of our common stock arising from the vesting of equity awards to, as well as the exercise of options by our employees.  Settlement of share-based awards totaled $0.9 million, or 42,894 shares, all of which pertained solely to the satisfaction of minimum statutory withholding tax upon net settlement of restricted share awards.

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements have carried interest at federal funds rate plus a spread of 50 - 120 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At March 31, 2009, we had no short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 10, Short-Term Bank Loans, to the condensed consolidated financial statements).

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

Our net capital balances and the amounts in excess of required net capital at March 31, 2009 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$162.5	$161.5
AlterNet	3.4	3.3
Blackwatch	5.8	5.7
ITG Derivatives	2.4	1.9
POSIT Alert	4.8	4.8

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of March 31, 2009, ITG Inc. had a $25.2 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, our Canadian Operations and International Operations had regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2009, as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$35.9

International Operations
Australia	$2.3
Europe	17.5
Hong Kong	9.2
Japan	1.3

Liquidity and Capital Resource Outlook

Historically, our working capital and investment activity requirements have been funded from cash from operations and short-term bank loans, with the exception of our Macgregor and Plexus acquisitions, which required long term financing as previously described. We believe that our cash flow from operations, existing cash balances and the available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our credit agreement. However, our ability to borrow additional funds may be inhibited by our financial lending institutions’ ability or willingness to lend to us.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions ITG has provided third party financial institutions with guarantees in amounts up to a maximum of $93.2 million. In the event that one of our customers fails to settle a securities transaction, or if an ITG subsidiary was unable to honor trades with a customer, ITG would be required to provide for the amount of such securities up to the $93.2 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

As of March 31, 2009, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements. There has been no significant change to such arrangements and obligations since December 31, 2008.

Critical Accounting Estimates

There have been no significant changes to our critical accounting policies and estimates during First Quarter 2009 from those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2008. There has been no material change in this information.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. infringe one or more claims of U.S. Patent No. 7,136,834 (the ‘834 Patent”) through its “Channel ITG” and the “Macgregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet, Inc. filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet Inc. did not own the ‘834 Patent (the patent was owned by Liquidnet Inc.’s corporate parent, Liquidnet Holdings, Inc. (“Liquidnet”)), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively “ITG”) sued Liquidnet in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG’s motion was granted.  Fact discovery is largely complete and the parties are in the process of briefing claim construction issues to the Court.

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

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2008. Please see Item 1A in our Annual Report on Form 10-K, for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during First Quarter 2009, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2009
To: January 31, 2009	42,707	$21.75	—	2,048,668

From: February 1, 2009
To: February 28, 2009	—	—	—	2,048,668

From: March 1, 2009
To: March 31, 2009	187	22.50	—	2,048,668
Total	42,894	$21.76	—

(a) This column includes the acquisition of 42,894 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

On July 22, 2004, our Board of Directors authorized the repurchase of up to 2.0 million shares of our common stock. The authorization, which has no expiration date, was reaffirmed by our Board of Directors on August 6, 2007. On July 30, 2008, our Board of Directors re-authorized the purchase of the shares remaining under the 2004 authorization and authorized the purchase of an additional 2.0 million shares of our common stock.

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during First Quarter 2009.

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant