Form 10-Q
period 2009-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2009-08-10
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2009

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

At July 31, 2009, the Registrant had 43,577,937 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Compliance, ITG Dark Algorithm, ITG Logic, ITG Triton X, ITG Web Access, ITG Opt, Macgregor XIP, POSIT, POSIT Match, POSIT Now, POSIT VWAP, and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. Best-In-Class Solutions Across the Investment Continuum, Best Market Server, Building the New Buyside,  Hedge Pro, ITG Algorithms, ITG Alpha Capture, ITG Broker Edge, ITG Channel, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG List-Based Algorithms, ITG Matrix, ITG Net, ITG Post-Trade Analytics, ITG Routers, ITG Single-Stock Algorithms, ITG Single Ticket Clearing, ITG TCA, ITG Trade Ops, Macgregor Electronic Trading, Match Now, PAEG/L, Plexus Plan Sponsor, POSIT Alert, POSIT Marketplace, Powered By POSIT, Radical, Sponsor Monitor and Trading Analytic Widgets are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, fluctuations in market trading volumes, financial market volatility, changes in commission pricing, evolving industry regulations, errors or malfunctions in our systems or technology, rapid changes in technology, cash flows into or redemptions from equity mutual funds, effects of inflation, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, changes in tax policy or accounting rules, fluctuations in foreign exchange rates, adverse changes or volatility in interest rates, as well as general economic, business, credit and financial market conditions, internationally or nationally.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$361,727	$352,960
Cash restricted or segregated under regulations and other	65,000	73,218
Deposits with clearing organizations	17,246	43,241
Securities owned, at fair value	6,218	6,399
Receivables from brokers, dealers and clearing organizations	656,814	328,528
Receivables from customers	1,155,874	300,158
Premises and equipment, net	42,519	48,321
Capitalized software, net	68,576	62,821
Goodwill	425,526	423,896
Other intangibles, net	29,833	31,094
Deferred taxes	5,708	2,591
Other assets	11,801	12,226
Total assets	$2,846,842	$1,685,453

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$184,189	$221,582
Short-term bank loans	—	24,900
Payables to brokers, dealers and clearing organizations	927,513	232,527
Payables to customers	793,058	287,515
Securities sold, not yet purchased, at fair value	124	2,479
Income taxes payable	13,114	25,646
Deferred taxes	18,257	8,924
Long term debt	70,700	94,500
Total liabilities	2,006,955	898,073

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,608,738 and 51,582,306 shares issued at June 30, 2009 and December 31, 2008, respectively, and; 43,550,364 and 43,244,184 shares outstanding at June 30, 2009 and December 31, 2008, respectively	516	516
Additional paid-in capital	224,695	219,830
Retained earnings	799,468	766,319
Common stock held in treasury, at cost; 8,058,374 and 8,338,122 shares at June 30, 2009 and December 31, 2008, respectively	(186,654)	(193,206)
Accumulated other comprehensive income (net of tax)	1,862	(6,079)
Total stockholders’ equity	839,887	787,380
Total liabilities and stockholders’ equity	$2,846,842	$1,685,453

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Commissions and fees	$144,111	$153,217	$275,044	$329,444
Recurring	21,983	22,285	43,145	43,930
Other	1,871	4,855	5,443	11,261
Total revenues	167,965	180,357	323,632	384,635

Expenses:
Compensation and employee benefits	58,897	60,174	119,075	129,398
Transaction processing	24,916	24,333	47,846	48,682
Occupancy and equipment	14,900	14,655	29,738	27,755
Telecommunications and data processing services	13,312	12,438	27,282	25,188
Other general and administrative	21,357	22,944	40,398	46,533
Interest expense	601	1,743	1,813	3,956
Total expenses	133,983	136,287	266,152	281,512
Income before income tax expense	33,982	44,070	57,480	103,123
Income tax expense	13,671	18,330	24,331	44,395
Net income	$20,311	$25,740	$33,149	$58,728

Earnings per share:
Basic	$0.47	$0.59	$0.76	$1.34
Diluted	$0.46	$0.58	$0.76	$1.33

Basic weighted average number of common shares outstanding	43,470	43,705	43,404	43,667
Diluted weighted average number of common shares outstanding	43,824	44,256	43,714	44,252

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2009

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2009	$—	$516	$219,830	$766,319	$(193,206)	$(6,079)	$787,380

Net income	—	—	—	33,149	—	—	33,149
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	7,676	7,676
Unrealized holding loss on securities available-for-sale (net of tax)	—	—	—	—	—	(4)	(4)
Reclassification adjustment for loss on hedging instruments recognized in net income (net of tax)	—	—	—	—	—	269	269
Comprehensive income							$41,090
Issuance of common stock for employee stock options (167,161 shares), share awards (87,307 shares) and employee stock unit awards (81,588 shares)	—	—	(2,816)	—	7,785	—	4,969
Issuance of common stock for the employee stock purchase plan (26,432 shares)	—	—	487	—	—	—	487
Settlement of share-based awards (56,308 shares)	—	—	—	—	(1,233)	—	(1,233)
Share-based compensation	—	—	7,194	—	—	—	7,194
Balance at June 30, 2009	$—	$516	$224,695	$799,468	$(186,654)	$1,862	$839,887

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from Operating Activities:
Net income	$33,149	$58,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,576	24,279
Deferred income tax expense	6,510	5,894
Provision for doubtful accounts	(983)	763
Share-based compensation	7,418	5,683
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	9,029	10,760
Deposits with clearing organizations	25,995	13,432
Securities owned, at fair value	185	1,552
Receivables from brokers, dealers and clearing organizations	(309,772)	(640,656)
Receivables from customers	(756,140)	(454,551)
Accounts payable and accrued expenses	(39,405)	12,573
Payables to brokers, dealers and clearing organizations	639,448	240,423
Payables to customers	448,266	950,032
Securities sold, not yet purchased, at fair value	(2,358)	(526)
Income taxes payable	(12,340)	(5,042)
Excess tax benefit from share-based payment arrangements	(252)	(2,411)
Other, net	3,449	(1,916)
Net cash provided by operating activities	81,775	219,017

Cash flows from Investing Activities:
Acquisition earn-out payments	(1,937)	—
Acquisition of patent	(450)	—
Proceeds from sale of investments	—	2,815
Capital purchases	(4,959)	(12,522)
Capitalization of software development costs	(22,175)	(22,406)
Net cash used in investing activities	(29,521)	(32,113)

Cash flows from Financing Activities:
Payments on short-term bank loans	(24,900)	(56,400)
Payments on long term debt	(23,800)	(19,000)
Excess tax benefit from share-based payment arrangements	252	2,411
Common stock issued	5,890	4,825
Common stock repurchased	—	(9,195)
Settlement of share-based awards	(1,233)	(2,390)
Net cash used in financing activities	(43,791)	(79,749)

Effect of exchange rate changes on cash and cash equivalents	304	(24)
Net increase in cash and cash equivalents	8,767	107,131
Cash and cash equivalents — beginning of year	352,960	183,757
Cash and cash equivalents — end of period	$361,727	$290,888

Supplemental cash flow information
Interest paid	$3,075	$5,264
Income taxes paid	$30,849	$43,210

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

The Company has four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations, following the realignment of the Company’s organization structure to manage its business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009 (see Note 15, Segment Reporting, to the condensed consolidated financial statements).

The U.S. Operations segment provides trading, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, network connectivity and research services. The European Operations segment includes our trading, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel.  The Asia Pacific Operations segment includes our trading, network connectivity and research service businesses in Australia, Hong Kong, Japan and Singapore.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of results.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  Certain expenses previously included in other general and administrative were reclassified to compensation and employee benefits in the Condensed Consolidated Statements of Income.  We have changed the revenues caption “commission revenues” to “commission and fee revenues” on the Condensed Consolidated Statements of Income to reflect the commission equivalent fees earned on spread-based trades.

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

We have evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

Recent Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification ™ and Hierarchy of Generally Accepted Accounting Principles -  a replacement of FASB Statement No. 162, (“FAS 168”).  On the effective date of this standard, FASB Accounting Standards Codification (“ASC”) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC.  FASB ASC is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure.  FAS 168 does not change U.S. GAAP, except for those entities that must now apply the American Institute of Certified Public Accountants (“AICPA”) Technical Inquiry Service (“TIS”) Section 5100, Revenue Recognition, paragraphs 38-76, which is now included in the FASB ASC as authoritative.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of FAS 168 to have a material impact on our consolidated results of operations and financial condition.

On June 12, 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, (“FAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS 167”).  FAS 166 provides for (i) the elimination of the concept of a “qualifying special-purpose entity”, (ii) changes in the requirements for derecognizing financial assets and (iii) additional disclosure, including information about transfers of financial assets (including securitization transactions) and continued exposure to the risks related to transferred financial assets.  FAS 167 changes how to determine when an entity that is sufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  This determination will be based on, amongst other factors, an entity’s purpose and design, as well as a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  FAS 167 will also require a company to provide additional disclosure about its use of variable interest entities and any significant changes in risk exposure resulting from such use.  Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier adoption is prohibited.  With regard to FAS 166, the statement must be applied to transfers occurring on or after the effective date.  We do not expect the adoption of either FAS 166 or FAS 167 to have a material impact on our consolidated results of operations and financial condition.

On May 28, 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (“FAS 165”).  FAS 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  FAS 165 should not result in significant changes in the subsequent events that we report (either through recognition or disclosure) in our financial statements.  It introduces the concept of financial statements being available to be issued (financial statements are available to be issued when they are complete in a form and format that complies with U.S. GAAP and all approvals necessary for issuance have been obtained) and requires the disclosure of the date through which an entity has evaluated subsequent events, that is, whether that date represents the date the financial statements were issued or were available to be issued, which should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  A company that currently expects to distribute its financial statements widely to its shareholders and other financial-statement users must evaluate subsequent events through the date the financial statements are issued.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  The principal impact of adopting FAS 165 required us to expand our disclosure.

On April 9, 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary standards: FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.

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

FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.  In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this FSP changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in income.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

All three FSPs include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, early adoption is allowed only if certain of the FSPs are early adopted together.  We did not early adopt these FSPs.  The adoption of these FSPs did not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“FAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“FAS 160”) and FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). These standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. In addition to expanding the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained, significant changes in the accounting for business combination transactions resulting from the issuance of FAS 141R include: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date (i.e. nullification of EITF Issue 99-12), (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income, (iv) capitalization of in-process research and development assets acquired at acquisition date fair value, (v) recognition of acquisition-related transaction costs as expense when incurred, (vi) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in FASB Statement 146 are met as of the acquisition date, and (vii) recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

Significant changes in the accounting for noncontrolling interests resulting from the issuance of FAS 160 include: (i) classification of noncontrolling interests as a component of consolidated shareholders’ equity, (ii) income attributable to noncontrolling interests are reported as part of consolidated income and not as a separate component of income or expense with income attributable to noncontrolling interest disclosed on the face of the income statement (the elimination of “minority interest” accounting in results of operations), (iii) attribution of losses to the noncontrolling interest is required, even when those losses exceed the noncontrolling interest in the equity of the subsidiary, (iv) accounting for both increases and decreases in a parent’s controlling ownership interest that do not result in a loss of control of the subsidiary as transactions in the equity of the consolidated entity, and (v) accounting for changes in a parent’s ownership interest that result in the loss of control of the subsidiary as a new basis recognition event that results in a gain or loss recognition on both the transaction in which control is ceded and on the revaluation to fair value of any retained ownership interest in the henceforth unconsolidated entity. In consolidated financial statements issued after the effectiveness of FAS 160, retroactive restatement of prior periods is required for the directives described in points (i) and (ii), above.

FAS 141R, FAS 160 and FSP 141(R)-1 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of FAS 141R, FAS 160 and FSP 141(R)-1 did not impact our consolidated results of operations and financial condition.

On June 16, 2008, FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”) was issued. This FSP addresses questions that arose in practice regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, Earnings Per Share. The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities (a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, and regardless of the form of participation). This method determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings. In FSP 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP also requires that all prior-period EPS data be adjusted retrospectively. The adoption of FSP 03-6-1 did not impact us as our unvested share-based payment awards do not contain rights to receive nonforfeitable dividends or dividend equivalents.

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

(2) Fair Value Measurements

We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on our consolidated results of operations or financial position, other than additional disclosures. During the first quarter of 2009, we adopted SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The adoption of SFAS 157-2 as it relates to non-financial assets and liabilities, did not have any impact on our results of operations or financial position.

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

•                  Level 2: Fair value measurements using correlation with (directly or indirectly) observable market-based inputs, unobservable inputs that are corroborated by market data, or quoted prices in markets that are not active.

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

We include items reported at fair value in securities owned, at fair value, securities sold, not yet purchased, at fair value, cash and cash equivalents and accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  Fair value measurements on a recurring basis are as follows (dollars in thousands):

	June 30, 2009	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$6,893	$6,893	$—	$—
U.S. Government money market mutual funds	237,391	237,391	—	—
Money market mutual funds	3,103	3,103	—	—
Securities owned, at fair value:
Trading securities	172	172	—	—
Available-for-sale securities	1,511	1,511	—	—
Equity index mutual funds	2,738	2,738	—	—
Bond mutual funds	1,797	1,797	—	—
Total	$253,605	$253,605	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$6	$—	$6	$—
Securities sold, not yet purchased:
Common stock	124	124	—	—
Total	$130	$124	$6	$—

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

(3) Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under SFAS 133 are recognized immediately in income. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in income and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Condensed Consolidated Statements of Financial Condition in accumulated other comprehensive income (“OCI”) until the hedged transaction is recognized in income. However, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in income. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

In 2006, we entered into interest rate swaps to hedge the risk related to the variability of our LIBOR based interest payments that we believed were probable to occur over the next three years. The interest rate swaps, which were designated as hedging instruments in a cash flow hedge, matured on March 31, 2009.  During 2009, the final settlement of these swaps increased interest expense by approximately $0.5 million.

Economic Hedges

We enter into rolling three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits we hold in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to rolling it over, to ensure continued economic hedge effectiveness. As we have not designated these contracts as hedges under SFAS 133, the changes to their fair value are recognized immediately in income.  Our counterparty agreements do not contain any credit-risk related contingent features.  There were no open three month forward contracts outstanding at June 30, 2009.

Some of our clients request trade settlement in a currency other than the currency in which the trade was executed and we enter into foreign exchange contracts in order to close out the resulting foreign currency position.  The foreign exchange deals are executed the same day as the underlying trade for value on the trade settlement date, typically three days later.  As we have not designated these contracts as hedges under SFAS 133, the changes to their fair value are recognized immediately in income.

Fair Values and Effects of Derivatives Held

We classify asset derivatives as other assets on the Condensed Consolidated Statements of Financial Condition. At June 30, 2009 and December 31, 2008, we did not have any asset derivative instruments.

The following table summarizes the fair values of our liability derivative instruments (dollars in thousands), which are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition:

	Liability Derivatives
	Fair Value
	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under FAS 133:
Interest rate swaps	$—	$449
Total derivatives designated as hedging instruments under FAS 133	—	449

Derivatives not designated as hedging instruments under FAS 133:
Currency forward contracts	6	5,664
Total derivatives not designated as hedging instruments under FAS 133	6	5,664
Total derivatives	$6	$6,113

All currency forward contracts open at June 30, 2009 matured in July 2009.

The following table summarizes the impact of the effective portion of our derivative instruments on our results of operations (dollars in thousands).  Losses were reclassified from accumulated other comprehensive income into interest expense on the Condensed Consolidated Statements of Income (see Note 13, Other Comprehensive Income, to the condensed consolidated financial statements).

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in FAS 133 Cash Flow Hedging	June 30,		June 30,
Relationships	2009	2008	2009	2008
Three Months Ended
Interest rate swaps	$—	$714	$—	$(389)
Total	$—	$714	$—	$(389)

Six Months Ended
Interest rate swaps	$—	$(864)	$(450)	$(430)
Total	$—	$(864)	$(450)	$(430)

As of June 30, 2009 and 2008, we did not have any derivative instruments deemed ineffective, thus no gain or loss was recognized in our Condensed Consolidated Statements of Income.

The following table summarizes the impact our derivative instruments not designated as hedging instruments under FAS 133 had on our results of operations (dollars in thousands).  Losses on derivatives are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income.

	Gain/(Loss) Recognized in Income on Derivatives
	June 30,
Derivatives Not Designated as Hedging Instruments under FAS 133	2009	2008
Three Months Ended
Currency forward contracts	$(399)	$207
Total	$(399)	$207

Six Months Ended
Currency forward contracts	$(73)	$426
Total	$(73)	$426

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

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Corporate stocks—trading securities	$172	$512	$124	$2,479
Corporate stocks—available-for-sale	1,511	1,518	—	—
Mutual funds	4,535	4,369	—	—
Total	$6,218	$6,399	$124	$2,479

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

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	June 30, 2009	December 31, 2008
Positions with net gains	$—	$—
Positions with net (losses)	(4)	—
Total gain/(loss)	$(4)	$—

There were no sales of available-for-sale securities during the three and six month periods ending June 30, 2009 and 2008.

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

During 2009, we resolved uncertain tax positions in the U.S. for fiscal years 2001 through 2007 resulting in a decrease in our liability of $13.6 million (including interest of $4.6 million), as well as the related deferred tax assets of $5.1 million.  As a result of this, we recognized a net tax benefit of $1.6 million for the year to date.

We had unrecognized tax benefits for tax positions taken of $11.2 million and $18.4 million at June 30, 2009 and December 31, 2008, respectively. We had accrued interest expense of $1.2 million and $3.6 million, net of related tax effects, related to our unrecognized tax benefits at June 30, 2009 and December 31, 2008, respectively.

(7) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
U.S. Operations	$391,105	$389,159	$28,489	$29,720
International Operations	34,421	34,737	1,344	1,374
Total	$425,526	$423,896	$29,833	$31,094

During 2009, we recorded approximately $1.9 million of goodwill in additional purchase price consideration related to the July 31, 2007 acquisition of Redsky Financial, LLC (now ITG Derivatives).  We also recorded approximately $0.5 million of intangible assets related to the purchase of an intellectual property related patent with a remaining useful life of approximately 17 years.

Amortizable other intangibles are amortized over their respective estimated useful lives, which range from three to eighteen years. During the three and six months ended June 30, 2009, we recognized intangible amortization expense of $0.8 million and $1.7 million, respectively, compared with $0.7 million and $1.4 million in the prior year periods.  At June 30, 2009, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other proprietary trade names.

During the six months ended June 30, 2009, no goodwill or other intangibles were deemed impaired and accordingly, no write-off was required.

(8) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Broker-dealers	$473,350	$300,754	$759,954	$226,515
Clearing organizations	7,018	6,981	2,418	97
Deposits for securities borrowed	177,065	21,717	—	—
Securities loaned	—	—	165,141	5,915
Allowance for doubtful accounts	(619)	(924)	—	—
Total	$656,814	$328,528	$927,513	$232,527

Receivables from and Payables to Customers

The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Customers	$1,157,237	$302,324	$793,058	$287,515
Allowance for doubtful accounts	(1,363)	(2,166)	—	—
Total	$1,155,874	$300,158	$793,058	$287,515

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2009	December 31, 2008
Accrued research payables	$55,909	$44,261
Accrued compensation and benefits	41,874	70,464
Deferred compensation	26,617	28,959
Trade payables	18,013	34,020
Deferred revenue	13,206	12,720
Acquisition payment obligation	5,487	5,511
Accrued transaction processing	3,129	3,589
Other accrued expenses	19,954	22,058
Total	$184,189	$221,582

(10) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements generally bear interest at the federal funds rate plus a spread of 50 - 120 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings. At June 30, 2009, we had no short-term bank loans outstanding under these pledge facilities.  At December 31, 2008, we had $24.9 million in short-term bank loans at a weighted average interest rate of 1.75%.

We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At June 30, 2009, we had no borrowings outstanding under this facility.

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

At June 30, 2009, we had $70.7 million in outstanding debt under the Term Loan following scheduled principal payments of $23.8 million during the first six months of 2009, compared with payments of $19.0 million in 2008. Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2009	$23.8
2010	46.9
$70.7

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $0.6 million and $1.8 million in the three and six month periods ended June 30, 2009, respectively, compared with $1.7 million and $4.0 million in the prior year periods.

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

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30,
	2009	2008
Three Months Ended
Net income for basic and diluted earnings per share	$20,311	$25,740
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,470	43,705
Effect of dilutive securities	354	551
Average common shares used in diluted computation	43,824	44,256
Earnings per share:
Basic	$0.47	$0.59
Diluted	$0.46	$0.58

Six Months Ended
Net income for basic and diluted earnings per share	$33,149	$58,728
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,404	43,667
Effect of dilutive securities	310	585
Average common shares used in diluted computation	43,714	44,252
Earnings per share:
Basic	$0.76	$1.34
Diluted	$0.76	$1.33

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	June 30,
	2009	2008
Three months ended	684	460
Six months ended	696	423

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2009
Currency translation adjustment	$1,866	$—	$1,866
Unrealized holding loss on securities, available-for-sale	(7)	3	(4)
Unrealized loss on hedging activities:
Beginning balance	(449)	181	(268)
Unrealized losses arising during period	(1)	—	(1)
Reclassification adjustment for losses recognized in net income	450	(181)	269
Net unrealized loss on hedging activities	—	—	—
Total	$1,859	$3	$1,862

December 31, 2008
Currency translation adjustment	$(5,810)	$—	$(5,810)
Unrealized holding gain / (loss) on securities, available-for-sale:
Beginning balance	91	(37)	54
Unrealized holding losses arising during period	(1,610)	658	(952)
Reclassification adjustment for losses recognized in net income	1,519	(621)	898
Net unrealized holding gain / (losses) on securities, available-for-sale	—	—	—
Unrealized loss on hedging activities	(449)	180	(269)
Total	$(6,259)	$180	$(6,079)

In 2006, we entered into interest rate swaps to hedge the risk related to the variability of our LIBOR based interest payments that we believed were probable to occur over the next three years. The interest rate swaps, which were designated as hedging instruments in a cash flow hedge, matured on March 31, 2009.  During 2009, an after tax loss of $0.3 million was reclassified out of accumulated other comprehensive income and into income.

Unrealized holding gains and losses on securities, available-for-sale relates to the NYX Shares we received as part of the NYSE Merger on March 9, 2006.  During 2008, an after-tax unrealized holding loss of $898 thousand was reclassified out of accumulated other comprehensive income and into income as we believed that the decrease in the value of those shares was other-than-temporary and therefore wrote down their value to reflect the December 31, 2008 fair market value of $1.5 million.  This fair value is the new cost basis and subsequent temporary price changes are reported in accumulated other comprehensive income.  At June 30, 2009, there were no securities that were other-than-temporarily impaired.

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

Our net capital balances and the amounts in excess of required net capital at June 30, 2009 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$167.0	$166.0
AlterNet	3.7	3.5
Blackwatch	4.8	4.7
ITG Derivatives	3.0	2.5
POSIT Alert	4.9	4.8

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of June 30, 2009, ITG Inc. had a $31.2 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, our Canadian, European and Asia Pacific Operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2009, as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$42.0

European Operations
Europe	$16.7

Asia Pacific Operations
Australia	$1.2
Hong Kong	13.6
Japan	1.4

(15) Segment Reporting

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

ITG realigned its organizational structure to manage its business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009.  Prior to this, the Company managed its business with three segment managers who were responsible for their respective U.S., Canadian and International Operations. Under the new organizational structure, the European and Asia Pacific businesses, which formerly comprised the International Operations segment, are managed as separate businesses, each under their own segment manager reporting to ITG’s Chief Executive Officer.  Accordingly, the information relating to the prior corresponding periods have been restated to conform to the current segments.

The U.S. Operations segment provides trading, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, network connectivity and research services. The European Operations segment includes our trading, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel.  The Asia Pacific Operations segment includes our trading, network connectivity and research service businesses in Australia, Hong Kong, Japan and Singapore.

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company allocates resources to and evaluates the performance of its reportable segments based on income before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commission and fee revenues are principally attributed to each segment based upon the location of execution of the related transaction, while recurring revenues are principally attributed based upon the location of the contractual ITG entity.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended June, 2009
Total revenues	$121,984	$19,286	$18,716	$7,979	$167,965
Income before income tax expense	30,214	5,694	1,457	(3,383)	33,982
Capital purchases	1,901	121	196	156	2,374

Three Months Ended June, 2008
Total revenues	$131,710	$19,750	$20,290	$8,607	$180,357
Income before income tax expense	40,055	6,068	(763)	(1,290)	44,070
Capital purchases	5,677	506	1,027	444	7,654

Six Months Ended June, 2009
Total revenues	$239,337	$36,891	$34,485	$12,919	$323,632
Income before income tax expense	54,680	11,610	(632)	(8,178)	57,480
Identifiable assets	1,077,476	332,404	916,347	520,615	2,846,842
Capital purchases	4,112	221	363	263	4,959

Six Months Ended June, 2008
Total revenues	$286,080	$41,430	$40,524	$16,601	$384,635
Income before income tax expense	94,049	12,732	(1,245)	(2,413)	103,123
Identifiable assets	1,016,443	627,150	1,160,863	480,884	3,285,340
Capital purchases	9,698	883	1,350	591	12,522

Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2009	2008
Long-lived Assets at June 30,
United States	$513,932	$506,784
Canada	5,083	5,575
Europe	40,694	40,250
Asia Pacific	7,063	7,346
Total	$566,772	$559,955

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

Overview

Investment Technology Group, Inc. is a specialized agency brokerage and financial technology firm that partners with asset managers globally to provide innovative solutions spanning the investment continuum. The Company has four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations, following the realignment of its organization structure in the second quarter of 2009 (see Note 15 to the Condensed Consolidated Financial Statements, Segment Reporting).  The U.S. Operations segment provides trading, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, network connectivity and research services. The European Operations segment includes our trading, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel.  The Asia Pacific Operations segment includes our trading, trade order management, network connectivity and research service businesses in Australia, Hong Kong, Japan and Singapore.

Our revenues principally consist of commissions and fees from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific, and (iii) our commission rates. Commission revenues are generated by orders delivered to us from our order and execution management products and other vendors’ products, direct computer-to-computer links to customers through ITG Net (our financial communications network) and third party networks and phone orders from our customers.  Fee revenues are generated on transactions from our spread trading business, whereby orders are filled within the National Best Bid and Offer (“NBBO”) and we earn a fee from a portion of the spread between the execution price and the prevailing NBBO for the relevant security.  In Canada, we also generate revenue from interlisted arbitrage trading, where we profit from small price differences by simultaneously purchasing and selling the same equity security in the Canadian and U.S. markets. We also generate recurring revenues, which are largely fee or subscription-based rather than transaction-based, and are therefore significantly less variable. Our subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management system services.

Executive Summary

In the three months ended June 30, 2009 (“Second Quarter 2009”), our consolidated revenues decreased 7% to $168.0 million relative to the three months ended June 30, 2008 (“Second Quarter 2008”) while our operating expenses decreased slightly to $134.0 million.  Net income for Second Quarter 2009 was $20.3 million, or $0.46 per diluted share, as compared to $25.7 million, or $0.58 per diluted share in Second Quarter 2008.  Our U.S. based revenue was $122.0 million in Second Quarter 2009, declining $9.7 million or 7% compared to Second Quarter 2008.

Global financial markets staged a strong rebound in Second Quarter 2009 compared to the preceding quarter (“First Quarter 2009”).  While the panic selling, market volatility and equity risk aversion that characterized much of 2008 and early 2009 has subsided, equity market values remain below levels witnessed in the Second Quarter 2008.  The CBOE Volatility Index (“VIX”) averaged 33.0 in Second Quarter 2009, up from an average of 20.7 in Second Quarter 2008, but down from an average of 45.0 in First Quarter 2009.  Historically, the VIX reached a peak of 89.5 on October 24, 2008, its highest level since the index was first published in 1990 and has since trended downward, with some occasional spikes, toward a more normalized level.  In the latest quarter, our business has seen more stability in share volume, as well as in pricing, where we were able to recover some of the sharp revenue per share drop experienced in the preceding quarter.

The S&P 500 and Nasdaq Composite indices increased 15% and 20%, respectively, during Second Quarter 2009 but were still 28% and 20% below their June 30, 2008 levels.  During Second Quarter 2009, net inflows into U.S. equity mutual funds were approximately $42 billion, compared with a net outflow of $258 billion over the preceding 10 months.  While the overall macroeconomic and business environment stabilized during the quarter, it continues to present a set of challenges to ITG both domestically and internationally.

Overall U.S. equity trading volume, measured by share volume in NYSE and Nasdaq-listed securities was higher in Second Quarter 2009 relative to the comparable 2008 quarter.  Average daily volume in NYSE-listed securities increased 46% in Second Quarter 2009 to 6.1 billion shares.  Average daily volume in Nasdaq-listed securities increased 15% in Second Quarter 2009 compared to Second Quarter 2008 to 2.4 billion shares.

ITG’s U.S. equity volumes increased from 187.2 million average daily shares executed in Second Quarter 2008 to 195.1 million average daily shares executed in Second Quarter 2009, representing an increase of 4%.  Pricing per share stabilized following a sharp drop in First Quarter 2009, but remained 16% lower than Second Quarter 2008.  While the markets have seen a rebound in equity mutual fund inflows, these flows into equity mutual funds have been skewed towards index fund managers. We did not see a meaningful resurgence in activity with our sizable base of large, active money managers who use our products across the trading continuum. Consequently, customer mix continued to pressure margins in Second Quarter 2009.

In Canada, ITG’s Second Quarter 2009 revenue was $19.3 million, decreasing $0.5 million or 2% from the comparable 2008 quarter.  The revenue decline was the result of the strengthening of the U.S. Dollar, which reduced revenues and pre-tax income by approximately $3.0 million and $0.9 million, respectively.

Although European markets rallied during the Second Quarter 2009, equity market values still remained well below Second Quarter 2008 levels.  The MSCI Pan European Index at the end of Second Quarter 2009 remained 29% below its Second Quarter 2008 close.  The decline in market values was a primary driver in our revenues decreasing 8% to $18.7 million in Second Quarter 2009 relative to the comparable 2008 quarter, as trading commissions are generally based on the value of a customer trade, or ad valorem, within our European operation. The strengthening of the U.S. Dollar relative to the Pound Sterling negatively affected revenue by $5.1 million while favorably affecting pre-tax income by $0.4 million during Second Quarter 2009 as compared to Second Quarter 2008.

Our Asia Pacific Operations were adversely affected by further declines in the value of shares traded in Second Quarter 2009 compared with the comparable 2008 quarter.  The Nikkei 225, Hang Seng and ASX 200 indices fell 26%, 17% and 23%, respectively, while our Asia Pacific Operations revenues decreased 7% to $8.0 million in Second Quarter 2009 relative to the comparable 2008 quarter.  Asia Pacific commissions are generally ad valorem.  The strengthening of the U.S. Dollar relative to other major currencies negatively affected Asia Pacific revenue by $0.6 million while favorably affecting pre-tax income by $0.2 million.

Results of Operations — Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$105,319	$109,600	$(4,281)	(4)
Recurring	17,610	21,130	(3,520)	(17)
Other	(945)	980	(1,925)	(196)
Total revenues	121,984	131,710	(9,726)	(7)

Expenses
Compensation and employee benefits	40,773	43,782	(3,009)	(7)
Transaction processing	13,790	10,423	3,367	32
Other expenses	36,606	35,707	899	3
Interest expense	601	1,743	(1,142)	(66)
Total expenses	91,770	91,655	115	—
Income before income tax expense	$30,214	$40,055	$(9,841)	(25)
Pre-tax margin	24.8%	30.4%	(5.6)%

The decline in U.S. commission and fee revenues can be principally attributed to a shift in the customer/product business mix and resultant lower average commission rates, as well as the current uncertain economic environment.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2009	2008	Change	% Change
Total trading volume (in billions of shares)	12.3	12.0	0.3	3
Trading volume per day (in millions of shares)	195.1	187.2	7.9	4
Average revenue per share ($)	$0.0070	$0.0083	$(0.0013)	(16)
U.S. market trading days	63	64	(1)	(2)

* Represents core equity business excluding ITG Derivatives, ITG Net commission revenues and fees on spread-based transactions.

Our trading volumes increased by 3% in Second Quarter 2009 over the prior year period.  However, assets under management by active money managers that form our core client base remain significantly below historical levels.  These are typically long-only institutional clients with the greatest propensity to use our higher commission products.  In contrast, our lower margin direct market access and index fund clients increased their volume of business with ITG.  Since such a large proportion of our Second Quarter 2009 volume came from these clients, the result was a decline in our average commission rate. Somewhat offsetting the lower margin customer mix, commission and fee revenues benefited from growth in our ITG Derivatives and spread-based trading businesses.

Compounding the effect of customer mix, transaction processing costs rose significantly representing 13% of commission and fee revenues, up from 10% in Second Quarter 2008.  The increase is the result of higher Electronic Communication Network (“ECN”) costs, significantly higher options trading activity where transaction costs are higher than our core equity trading business, and higher stock borrowing costs.

Recurring revenues declined 17% primarily resulting from our realignment of certain management responsibilities for international activities related to our Order Management System (“OMS”) and ITG Net businesses, as we assigned the relevant customer agreements to our European business on October 1, 2008. This resulted in the transfer of revenues and associated costs related to those clients to our European Operations segment.

Other revenues reflect increased trade processing errors and client accommodations, lower investment income (as significantly lower interest rates on our money market investments outweighed our higher level of invested funds) and the elimination of fee income from BLOCKalert following our acquisition of the remaining 50% interest in July 2008.

Compensation and employee benefits costs declined 7% as lower performance-based compensation levels and higher capitalizable compensation costs related to our continued focus on product development were offset by higher share-based compensation expenses.

Other expenses grew slightly from higher amortization expense related to new product releases, network connectivity and market data fees and depreciation, offset by cost control measures taken during the quarter.  Savings were achieved through lower spending levels in certain areas including business development, recruiting, legal and consulting.

Interest expense declined 66% due to a lower outstanding balance on our long term debt and the significantly lower LIBOR interest rates.  Additionally, our interest rate swaps, which were economically unfavorable due to the drop in interest rates after their inception in 2006, expired on March 31, 2009.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$16,307	$15,967	$340	2
Recurring	637	362	275	76
Other	2,342	3,421	(1,079)	(32)
Total revenues	19,286	19,750	(464)	(2)

Expenses
Compensation and employee benefits	4,845	5,595	(750)	(13)
Transaction processing	3,555	3,211	344	11
Other expenses	5,192	4,876	316	6
Total expenses	13,592	13,682	(90)	(1)
Income before income tax expense	$5,694	$6,068	$(374)	(6)
Pre-tax margin	29.5%	30.7%	(1.2)%

Canadian commission and fee revenues declined due to an unfavorable currency impact of $2.6 million.  Excluding currency translation these revenues increased $2.9 million.  Interlisted arbitrage trading generated $2.3 million in Second Quarter 2009, down from the $3.2 million achieved in the comparable 2008 quarter.

Total operating expenses of $13.6 million were down slightly in Second Quarter 2009 and included a favorable exchange rate impact of $2.1 million resulting from a weaker Canadian Dollar.

Compensation and employee benefits expense decreased 13% due solely to a favorable exchange rate impact.  Decreases in performance-based compensation and severance and increases in capitalizable compensation costs offset increases in salary and share-based compensation expenses.

Transaction processing costs increased 11% despite a favorable exchange rate impact of $0.6 million and reduced clearing costs (resulting from a rate change with our clearing broker) due to increased exchange and ECN fees.  We executed more of our trades on the Toronto Stock Exchange (“TSX”) as liquidity takers rather than as liquidity providers, which is more costly and also executed more trades through alternate venues and destinations.

Other expenses reflect increased market data fees partially offset by reductions in consulting and business development costs.

Overall, currency translation reduced total revenues and pre-tax income by $3.0 million and $0.9 million, respectively.

European Operations

	Three Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$14,916	$19,690	$(4,774)	(24)
Recurring	3,681	776	2,905	374
Other	119	(176)	295	168
Total revenues	18,716	20,290	(1,574)	(8)

Expenses
Compensation and employee benefits	7,906	7,077	829	12
Transaction processing	5,884	9,026	(3,142)	(35)
Other expenses	3,469	4,950	(1,481)	(30)
Total expenses	17,259	21,053	(3,794)	(18)
Income before income tax expense	$1,457	$(763)	$2,220	291
Pre-tax margin	7.8%	(3.8)%	11.6%

European commission and fee revenues continue to be adversely affected by the ongoing downturn in European financial markets. As our European commissions are based upon the market value of shares traded, the contraction in market values and market turnover drove our commission revenue base lower.

In Second Quarter 2009, European commission and fee revenues fell $4.8 million, which includes an unfavorable currency translation effect of $4.0 million.  Excluding this currency translation impact commission revenues fell $0.8 million as increases in POSIT revenues partially offset the impact of the decreased market values and lower portfolio transactions.

Recurring revenues increased reflecting our realignment of certain management responsibilities for international activities related to our OMS and ITG Net businesses, as we assigned the relevant customer agreements to our European business on October 1, 2008. This resulted in the transfer of revenues and associated costs related to those clients to the European Operations segment.

Transaction processing costs were down 35% due to the decrease in overall market turnover, favorable exchange rates and business mix, where the higher proportion of POSIT transactions resulted in lower overall execution costs.  Additionally, a reduction in high volume, low margin transition business also contributed to the decrease.

Compensation and employee benefits expense grew 12% representing the transfer of OMS, and ITG Net staff to the region, as well as continued investment in staff to support the growing business and diversified product range.  These additional costs were partially offset by favorable currency translations.

Other expenses decreased 30% reflecting our cost control efforts, which affected recruiting and business development, reduced legal and consulting fees, increased collections and gains on cash balances held in foreign currencies, as well as favorable currency translation.  These savings were partially offset by higher software amortization related to the roll out of additional products.

Overall, currency translation reduced our European Operations revenues by $5.1 million, while increasing our pre-tax income by $0.4 million.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$7,569	$7,960	$(391)	(5)
Recurring	55	17	38	224
Other	355	630	(275)	(44)
Total revenues	7,979	8,607	(628)	(7)

Expenses
Compensation and employee benefits	5,373	3,720	1,653	44
Transaction processing	1,687	1,673	14	1
Other expenses	4,302	4,504	(202)	(4)
Total expenses	11,362	9,897	1,465	15
Loss before income tax expense	$(3,383)	$(1,290)	$(2,093)	(162)
Pre-tax margin	(42.4)%	(15.0)%	(27.4)%

Asia Pacific equity markets rallied in Second Quarter 2009 as public perception of the state of the economy became more favorable.  Throughout this period, ITG’s market share in our major Asia Pacific markets continued to grow.  The algorithmic and direct market access businesses were the main drivers of this growth along with contributions from our single-stock and program trading in some markets.  Despite the overall significant market turnover declines compared with the prior year quarter, our regional commission and fee revenues declined only 5% after an unfavorable currency translation impact of $0.5 million, which was primarily due to the Australian Dollar depreciating against the U.S. Dollar.

Transaction processing costs were relatively flat as the favorable exchange rate impact was offset by the higher proportion of trades being executed in Japan and Korea, where costs are higher than in Hong Kong and Australia.

Compensation and employee benefits reflects our continuing investment to establish the infrastructure, staffing and sales trading team necessary to grow our business in this region.  During the quarter, we had a 16% increase in average staffing levels required to support the growing self directed trading businesses, a greater emphasis on our electronic trading desk and the hiring of a regional manager, as well as higher performance-based compensation.  These costs were partially offset by a favorable exchange rate impact of approximately $0.4 million.

Other expenses decreased 4% reflecting our cost control, as well as favorable currency impact, partially offset by higher costs for exchange data and additional connectivity fees related to business growth.

Overall, currency translation reduced our Asia Pacific Operations revenues by $0.6 million, while increasing our pre-tax income by $0.2 million.

Income taxes

Our effective tax rate was 40.2% in Second Quarter 2009 compared to 41.6% in Second Quarter 2008.  During Second Quarter 2009, we resolved uncertain tax positions in the U.S. pertaining to the 2003-2007 tax years.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$204,743	$241,173	$(36,430)	(15)
Recurring	35,310	41,537	(6,227)	(15)
Other	(716)	3,370	(4,086)	(121)
Total revenues	239,337	286,080	(46,743)	(16)

Expenses
Compensation and employee benefits	82,325	95,055	(12,730)	(13)
Transaction processing	27,083	21,903	5,180	24
Other expenses	73,436	71,117	2,319	3
Interest expense	1,813	3,956	(2,143)	(54)
Total expenses	184,657	192,031	(7,374)	(4)
Income before income tax expense	$54,680	$94,049	$(39,369)	(42)
Pre-tax margin	22.8%	32.9%	(10.0)%

The decline in U.S. commission and fee revenues can be principally attributed to a shift in the customer/product business mix, and resultant lower average commission rates, as well as the current uncertain economic environment.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2009	2008	Change	% Change
Total trading volume (in billions of shares)	25.4	25.7	(0.3)	(1)
Trading volume per day (in millions of shares)	204.8	205.8	(1.0)	—
Average revenue per share ($)	$0.0069	$0.0086	$(0.0017)	(20)
U.S. market trading days	124	125	(1)	(1)

* Represents core equity business excluding ITG Derivatives, ITG Net commission revenues and fees on spread-based transactions.

Our trading volumes remained relatively flat in the six months ended June 30, 2009 (“First Half 2009”) compared to the six months ended June 30, 2008 (“First Half 2008”).  The extraordinarily high net outflows from equity mutual funds in the latter months of 2008, which abated somewhat in First Quarter 2009, were followed by small net inflows into equity mutual funds in Second Quarter 2009. Assets under management by active money managers that form our core client base remain significantly below historical levels.  These are typically long-only institutional clients with the greatest propensity to use our higher commission products.  In contrast, our lower margin direct market access clients increased their volume of business with ITG.  Since such a large proportion of our 2009 volume came from our lower rate direct market access products, the result was a decline in our average commission rate.  Commission and fee revenues also benefitted from growth in our ITG Derivatives and spread-based trading businesses.

Transaction processing costs rose to 13% of commission and fee revenues, up from 9% in First Half 2008.  In this market environment, direct market access clients tend to use liquidity more than our long-only institutional customers, who often provide liquidity.  This shift in our liquidity profile increases transaction processing fees due to higher execution costs (as liquidity takers) paid to the external liquidity providers.  Additionally, our options trading business, where transaction processing costs are higher than our core equity business, saw higher activity.

Recurring revenues declined 15% primarily as a result of our realignment of certain management responsibilities for international activities related to our OMS and ITG Net businesses, as we assigned the relevant customer agreements to our European business on October 1, 2008. This resulted in the transfer of revenues and associated costs related to those clients to the European Operations segment.  A decrease in the number of ITG Net connections and subscription income from our analytical product sales also contributed to the decline.

Other revenues reflect increased trade processing errors and client accommodations, lower investment income (as significantly lower interest rates on our money market investments outweighed our higher level of invested funds) and the elimination of fee income from BLOCKalert following our acquisition of the remaining 50% interest in July 2008.

Compensation and employee benefits costs decreased 13% primarily due to significantly lower performance-based compensation levels and higher capitalizable compensation costs related to our continued focus on product development.  This was partially offset by higher severance costs and payroll taxes and other benefits related to the change in the timing of the payment of 2008 incentive compensation.

Other expenses, which reflected the benefits of certain cost control measures during the year, increased only $2.3 million in spite of higher (i) amortization expense related to new product releases, (ii) network connectivity and market data fees, and (iii) other equipment related costs, including depreciation, which collectively increased $8.3 million over the prior year period.  Savings were achieved through lower spending levels in certain areas including business development, recruiting and consulting, as well as through improved receivable collections.

Interest expense declined 54% due to a lower outstanding balance on our long term debt, as well as the impact of significantly lower LIBOR interest rates on the unhedged portion of our debt in First Quarter 2009.  Additionally, our interest rate swaps, which were economically unfavorable due to the drop in interest rates after their inception in 2006, expired on March 31, 2009.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$30,459	$33,313	$(2,854)	(9)
Recurring	1,109	737	372	50
Other	5,323	7,380	(2,057)	(28)
Total revenues	36,891	41,430	(4,539)	(11)

Expenses
Compensation and employee benefits	9,290	12,348	(3,058)	(25)
Transaction processing	6,891	6,712	179	3
Other expenses	9,100	9,638	(538)	(6)
Total expenses	25,281	28,698	(3,417)	(12)
Income before income tax expense	$11,610	$12,732	$(1,122)	(9)
Pre-tax margin	31.5%	30.7%	0.8%

Canadian commission and fee revenues declined due to unfavorable currency impact of $6.0 million.  Excluding currency translation these revenues increased $3.1 million or 9%.  Interlisted arbitrage trading generated $5.4 million in First Half 2009, down from the $7.2 million achieved in the comparable period last year.

Total operating expenses of $25.3 million were down 12% from First Half 2008 due to the $5.0 million favorable exchange rate impact resulting from the weaker Canadian Dollar.

Compensation and employee benefits expense decreased 25% due to decreases in performance-based compensation and favorable exchange rates, partially offset by salary increases.

Transaction processing costs increased 3% despite a favorable exchange rate impact of $1.4 million and reduced clearing costs (resulting from rate changes with our clearing broker and clearinghouse) due to increased exchange and ECN fees.  In First Half 2009, we executed substantially more trades on the TSX as liquidity takers rather than as liquidity providers.  We also executed more trades through alternate venues and destinations and thus incurred increased charges.

Other expenses reflect our cost control efforts in areas such as consulting and business development, as well as a favorable exchange rate impact.

Overall, currency translation reduced total revenues and pre-tax income by $7.2 million and $2.2 million, respectively.

European Operations

	Six Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$27,535	$39,410	$(11,875)	(30)
Recurring	6,641	1,627	5,014	308
Other	309	(513)	822	160
Total revenues	34,485	40,524	(6,039)	(15)

Expenses
Compensation and employee benefits	17,332	14,639	2,693	18
Transaction processing	11,089	16,847	(5,758)	(34)
Other expenses	6,696	10,283	(3,587)	(35)
Total expenses	35,117	41,769	(6,652)	(16)
Loss before income tax expense	$(632)	$(1,245)	$613	49
Pre-tax margin	(1.8)%	(3.1)%	1.3%

The global economic down turn had a substantial impact on European equity markets over First Half 2009 as trading volumes and market values remained low in comparison to the levels seen in First Half 2008.  At June 30, 2009, the MSCI Pan Euro index stood 29% below its June 30, 2008 close.  As our European commissions and fees are based upon the market value of shares traded, the significant contraction in market values and market turnover drove our commission revenue base lower.

In First Half 2009, European commission and fee revenues fell $11.9 million, which includes an unfavorable currency translation effect of $8.9 million.  Excluding this currency translation impact, commission revenues fell $3.0 million or 8%, due to the lower levels of portfolio trading and transition business than in First Half 2008.

Recurring revenues increased reflecting our realignment of certain management responsibilities for international activities related to our OMS and ITG Net businesses, as we assigned the relevant customer agreements to our European business on October 1, 2008. This resulted in the transfer of revenues and associated costs related to those clients to the European Operating segment.

Transaction processing costs were down 34% due to the decrease in overall market turnover, favorable exchange rates and business mix, where the higher proportion of POSIT transactions resulted in lower overall execution costs. Additionally, a reduction in high volume transition business at discounted rates and lower clearing and settlement costs from settlement netting and agent discounts also contributed to the decrease.

Compensation and employee benefits expense grew 18% reflecting an increase in average staffing levels primarily related to the transfer of the European activities of our OMS and ITG Net businesses from our U.S. to our European Operations, as well as product development efforts.  We also incurred severance costs of $2.8 million as a result of a management reorganization.  These costs were partially offset by a favorable exchange rate impact and lower performance-based compensation.

Other expenses decreased 35% reflecting our cost control efforts in areas such as recruiting and business development, reduced legal fees, increased collections and gains on cash balances held in foreign currencies.  These savings were partially offset by additional connectivity and market data costs relating to the expansion of self directed client business and connectivity to new exchanges, as well as higher software amortization related to the roll out of additional products.

Overall, currency translation reduced our European Operations revenues by $11.1 million, while increasing our pre-tax income by $1.3 million.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$12,307	$15,548	$(3,241)	(21)
Recurring	85	29	56	193
Other	527	1,024	(497)	(49)
Total revenues	12,919	16,601	(3,682)	(22)

Expenses
Compensation and employee benefits	10,128	7,356	2,772	38
Transaction processing	2,783	3,220	(437)	(14)
Other expenses	8,186	8,438	(252)	(3)
Total expenses	21,097	19,014	2,083	11
Income before income tax expense	$(8,178)	$(2,413)	$(5,765)	239
Pre-tax margin	(63.3)%	(14.5)%	(48.8)%

Despite market turnover declines in our major Asia Pacific markets ranging from 32% to 41% compared with the prior year period, our regional commission and fee revenues declined only 21% after an unfavorable currency translation impact of $1.1 million.

Transaction processing costs decreased 14% due to lower market turnover and a favorable exchange rate impact. This decrease was partially offset by the higher proportion of trades being executed in costlier venues such as Japan, rather than in Hong Kong and Australia, where costs are lower.

Compensation and employee benefits reflects our continuing investment to establish the infrastructure, staffing and sales trading team necessary to grow our business in this region.  During First Half 2009, we had a 23% increase in average staffing levels required to support the growing self directed trading businesses in Asia Pacific, a greater emphasis on our electronic trading desk and the hiring of a regional manager, as well as higher severance costs.  These costs were partially offset by a favorable exchange rate impact of approximately $0.9 million.

Other expenses decreased 3% reflecting our cost control, as well as a favorable currency impact, partially offset by higher costs for exchange data and additional connectivity fees related to business growth.

Overall, currency translation reduced our Asia Pacific Operations revenues by $1.2 million, while increasing our pre-tax income by $0.6 million.

Income taxes

Our effective tax rate was 42.3% in First Half 2009 compared to 43.1% in First Half 2008.  During First Half 2009, we resolved uncertain tax positions in the U.S. pertaining to the 2001-2007 tax years, while First Half 2008 was impacted by higher U.S. and foreign non-deductible expenses.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We principally invest our excess cash in U.S. Government and other money market mutual funds. At June 30, 2009, cash and cash equivalents and securities owned, at fair value amounted to $367.9 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets and may fluctuate significantly from time to time-based upon the nature and size of our customers’ trading activity and market volatility. As of June 30, 2009, we had interest-bearing security deposits totaling $17.2 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business, we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

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

In Hong Kong, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $88.1 million and are supported by $25.8 million in restricted cash deposits. We also maintain working capital facilities with a bank in the form of overdraft protection totaling approximately $32.9 million for our European settlement activities.

Capital Resources

Our capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access capital markets.

Operating Activities

Cash flows provided by operating activities were $81.8 million in First Half 2009 as compared to $219.0 million in First Half 2008.  The decrease was primarily attributable to changes in working capital, specifically the net activity related to receivables from/payables to customers and brokers.  The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.  Additionally, a decrease in accounts payable due to the payout of 2008 incentive compensation in 2009, as well as the lower income level in 2009 contributed to the decrease in cash provided by operations.

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

Investing Activities

Net cash used in investing activities of $29.5 million primarily includes our investment in capitalizable software development projects and computer hardware and software, as we continue to invest in both our product portfolio and infrastructure, as well as additional purchase price consideration related to our 2007 acquisition of Redsky Financial, LLC.

Financing Activities

Net cash used in financing activities of $43.8 million primarily reflects the repayment of short-term bank borrowings from our pledge facilities and principal repayments on our Term Loan, offset by issuances of our common stock arising from the vesting of equity awards to, as well as the exercise of options by our employees.  Settlement of share-based awards totaled $1.2 million, or 56,308 shares, all of which pertained solely to the satisfaction of minimum statutory withholding tax upon net settlement of restricted share awards.

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements have carried interest at federal funds rate plus a spread of 50 - 120 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At June 30, 2009, we had no short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 10, Short-Term Bank Loans, to the condensed consolidated financial statements).

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

Our net capital balances and the amounts in excess of required net capital at June 30, 2009 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$167.0	$166.0
AlterNet	3.7	3.5
Blackwatch	4.8	4.7
ITG Derivatives	3.0	2.5
POSIT Alert	4.9	4.8

Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

As of June 30, 2009, ITG Inc. had a $31.2 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, our Canadian, European and Asia Pacific Operations had regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2009, as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$42.0

European Operations
Europe	$16.7

Asia Pacific Operations
Australia	$1.2
Hong Kong	13.6
Japan	1.4

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions, ITG has provided third party financial institutions with guarantees in amounts up to a maximum of $106.9 million. In the event that one of our customers fails to settle a securities transaction, or if an ITG subsidiary was unable to honor trades with a customer, ITG would be required to provide for the amount of such securities up to the $106.9 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the creditworthiness of each counterparty and customer.

As of June 30, 2009, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2008.

Critical Accounting Estimates

There have been no significant changes to our critical accounting policies and estimates during First Half 2009 from those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. infringe one or more claims of U.S. Patent No. 7,136,834 (the ‘834 Patent”) through its “Channel ITG” and the “Macgregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet, Inc. filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet Inc. did not own the ‘834 Patent (the patent was owned by Liquidnet Inc.’s corporate parent, Liquidnet Holdings, Inc. (“Liquidnet”)), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively “ITG”) sued Liquidnet in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG’s motion was granted.  Fact discovery is largely complete and the parties have briefed the claim construction issues to the Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during First Half 2009, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2009
To: January 31, 2009	42,707	$21.75	—	2,048,668

From: February 1, 2009
To: February 28, 2009	—	—	—	2,048,668

From: March 1, 2009
To: March 31, 2009	187	22.50	—	2,048,668

From: April 1, 2009
To: April 30, 2009	8,053	23.52	—	2,048,668

From: May 1, 2009
To: May 31, 2009	5,361	20.57	—	2,048,668

From: June 1, 2009
To: June 30, 2009	—	—	—	2,048,668
Total	56,308	$21.89	—

(a) This column includes the acquisition of 56,308 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

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

Date of the Meeting—May 12, 2009

Type of Meeting—Annual Meeting of Stockholders

At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

J. William Burdett

Christopher V. Dodds

Robert C. Gasser

Timothy L. Jones

Robert L. King

Kevin J. P. O’Hara

Maureen O’Hara

Brian J. Steck

At the meeting, with respect to the election of the directors, ratification of the appointment of KPMG LLP as our independent auditors for the 2009 fiscal year, approval of an increase in the number of shares reserved and available for issuance under the Investment Technology Group, Inc. Amended and Restated Employee Stock Purchase Plan and approval of an increase in the number of shares reserved and available under the Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan, the votes were cast in the following manner:

Election of Directors:

Name	For	Withheld
J. William Burdett	40,714,185	436,034
Christopher V. Dodds	41,045,310	104,909
Robert C. Gasser	41,034,362	115,857
Timothy L. Jones	41,035,173	115,046
Robert L. King	40,536,998	613,221
Kevin J. P. O’Hara	40,712,702	437,517
Maureen O’Hara	40,713,928	436,291
Brian J. Steck	40,713,947	436,272

Ratification of the appointment of KPMG LLP as our independent auditors for the 2009 fiscal year:

Number of Shares
For	40,918,729
Against	161,696
Abstain	69,794

Approval of an increase in the number of shares reserved and available for issuance under the Investment Technology Group, Inc. Amended and Restated Employee Stock Purchase Plan:

Number of Shares
For	36,983,022
Against	1,337,190
Abstain	96,665
Broker non votes	2,733,342

Approval of an increase in the number of shares reserved and available for issuance under the Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan:

Number of Shares
For	32,226,730
Against	6,093,279
Abstain	96,867
Broker non votes	2,733,343

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 10, 2009	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant