Form 10-Q
period 2009-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2009-11-05
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2009

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

At October 30, 2009, the Registrant had 43,714,999 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, Building the New Buyside, ITG Algorithms, ITG Broker Edge, ITG Channel, ITG Compliance, ITG Dark Algorithm, ITG List-Based Algorithms, ITG Logic, ITG Matrix, ITG Opt, ITG Single-Stock Algorithms, ITG TCA, ITG Triton X, ITG Web Access, Macgregor XIP, Plexus Plan Sponsor, POSIT, POSIT Match, POSIT Now, POSIT VWAP, Radical, and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. Best-In-Class Solutions Across the Investment Continuum, Best Market Server, Hedge Pro, ITG Alpha Capture, ITG Data Analytics, ITG Derivatives, ITG Fair Value, ITG Post-Trade Analytics, ITG Routers, ITG Single Ticket Clearing, ITG Trade Ops, Macgregor Electronic Trading, MATCH Now, PAEG/L, POSIT Alert, POSIT Marketplace, Powered By POSIT, Sponsor Monitor, and Trading Analytic Widgets are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash and cash equivalents	$354,050	$352,960
Cash restricted or segregated under regulations and other	92,962	73,218
Deposits with clearing organizations	21,253	43,241
Securities owned, at fair value	6,736	6,399
Receivables from brokers, dealers and clearing organizations	590,138	328,528
Receivables from customers	857,125	300,158
Premises and equipment, net	40,577	48,321
Capitalized software, net	72,059	62,821
Goodwill	425,598	423,896
Other intangibles, net	29,047	31,094
Deferred taxes	6,455	2,591
Other assets	14,023	12,226
Total assets	$2,510,023	$1,685,453

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$221,591	$221,582
Short-term bank loans	—	24,900
Payables to brokers, dealers and clearing organizations	854,382	232,527
Payables to customers	476,899	287,515
Securities sold, not yet purchased, at fair value	49	2,479
Income taxes payable	9,313	25,646
Deferred taxes	19,890	8,924
Long term debt	58,800	94,500
Total liabilities	1,640,924	898,073

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,682,153 and 51,582,306 shares issued at September 30, 2009 and December 31, 2008, respectively, and 43,683,428 and 43,244,184 shares outstanding at September 30, 2009 and December 31, 2008, respectively	517	516
Additional paid-in capital	230,234	219,830
Retained earnings	816,946	766,319
Common stock held in treasury, at cost; 7,998,725 and 8,338,122 shares at September 30, 2009 and December 31, 2008, respectively	(185,204)	(193,206)
Accumulated other comprehensive income (net of tax)	6,606	(6,079)
Total stockholders’ equity	869,099	787,380
Total liabilities and stockholders’ equity	$2,510,023	$1,685,453

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Commissions and fees	$132,069	$162,083	$407,113	$491,527
Recurring	22,145	21,958	65,290	65,888
Other	4,224	4,237	9,667	15,498
Total revenues	158,438	188,278	482,070	572,913

Expenses:
Compensation and employee benefits	56,758	64,640	175,833	194,038
Transaction processing	24,204	24,421	72,050	73,103
Occupancy and equipment	14,958	14,986	44,696	42,741
Telecommunications and data processing services	13,770	14,026	41,052	39,214
Other general and administrative	20,307	23,004	60,705	69,537
Interest expense	407	1,637	2,220	5,593
Total expenses	130,404	142,714	396,556	424,226
Income before income tax expense	28,034	45,564	85,514	148,687
Income tax expense	10,556	18,393	34,887	62,788
Net income	$17,478	$27,171	$50,627	$85,899

Earnings per share:
Basic	$0.40	$0.63	$1.16	$1.97
Diluted	$0.40	$0.62	$1.15	$1.95

Basic weighted average number of common shares outstanding	43,627	43,463	43,479	43,598
Diluted weighted average number of common shares outstanding	44,126	43,869	43,859	44,122

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2009

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2009	$—	$516	$219,830	$766,319	$(193,206)	$(6,079)	$787,380

Net income	—	—	—	50,627	—	—	50,627
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	12,366	12,366
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	50	50
Reclassification adjustment for loss on hedging instruments recognized in net income (net of tax)	—	—	—	—	—	269	269
Comprehensive income							$63,312
Issuance of common stock for employee stock options (199,237 shares), share awards (88,052 shares) and employee stock unit awards (124,966 shares)	—	1	(2,545)	—	9,549	—	7,005
Issuance of common stock for the employee stock purchase plan (99,848 shares)	—	—	1,832	—	—	—	1,832
Settlement of share-based awards (72,858 shares)	—	—	—	—	(1,547)	—	(1,547)
Share-based compensation	—	—	11,117	—	—	—	11,117
Balance at September 30, 2009	$—	$517	$230,234	$816,946	$(185,204)	$6,606	$869,099

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from Operating Activities:
Net income	$50,627	$85,899
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,041	37,995
Deferred income tax expense	7,673	7,107
Provision for doubtful accounts	(1,383)	24
Share-based compensation	11,605	8,180
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(17,080)	(3,473)
Deposits with clearing organizations	21,988	1,581
Securities owned, at fair value	(333)	2,060
Receivables from brokers, dealers and clearing organizations	(240,505)	(1,057,451)
Receivables from customers	(492,182)	(346,089)
Accounts payable and accrued expenses	(2,178)	18,762
Payables to brokers, dealers and clearing organizations	581,922	506,774
Payables to customers	150,054	990,767
Securities sold, not yet purchased, at fair value	(2,437)	(261)
Income taxes payable	(15,931)	2,222
Excess tax benefit from share-based payment arrangements	(274)	(2,480)
Other, net	(723)	(4,706)
Net cash provided by operating activities	95,884	246,911

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(1,937)	(5,714)
Acquisition of patent	(450)	—
Proceeds from sale of investments	—	2,815
Capital purchases	(8,703)	(17,282)
Capitalization of software development costs	(34,410)	(32,234)
Net cash used in investing activities	(45,500)	(52,415)

Cash flows from Financing Activities:
Payments on short-term bank loans	(24,900)	(41,400)
Payments on long term debt	(35,700)	(28,500)
Excess tax benefit from share-based payment arrangements	274	2,480
Common stock issued	9,304	6,611
Common stock repurchased	—	(23,021)
Settlement of share-based awards	(1,547)	(2,915)
Net cash used in financing activities	(52,569)	(86,745)

Effect of exchange rate changes on cash and cash equivalents	3,275	(139)
Net increase in cash and cash equivalents	1,090	107,612
Cash and cash equivalents — beginning of year	352,960	183,757
Cash and cash equivalents — end of period	$354,050	$291,369

Supplemental cash flow information
Interest paid	$5,134	$7,713
Income taxes paid	$43,948	$53,357

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

The Company has four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations, following the realignment of the Company’s organizational structure to manage its business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009 (see Note 15, Segment Reporting, to the condensed consolidated financial statements).

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

We have evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

Recent Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard establishing the newly created FASB Accounting Standards Codification ™ (“ASC” or “FASB Codification”) as the source of authoritative accounting principles under U.S. GAAP.  The FASB Codification is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure.  The FASB Codification became effective for interim and annual periods ending after September 15, 2009, after which all existing non-SEC accounting and reporting standards were superseded, except for FASB Statements Nos. 164, 166 and 167, which will remain authoritative until they are integrated into the FASB Codification.  This accounting standard is codified in the FASB Codification under the Generally Accepted Accounting Principles Topic, ASC 105.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, (“FAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS 167”).  Both FAS 166 and FAS 167 are not yet integrated into the FASB Codification.  FAS 166 provides for (i) the elimination of the concept of a “qualifying special-purpose entity”, (ii) changes in the requirements for derecognizing financial assets and (iii) additional disclosure, including information about transfers of financial assets (including securitization transactions) and continued exposure to the risks related to transferred financial assets.  FAS 167 changes how to determine when an entity that is sufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  This determination will be based on, amongst other factors, an entity’s purpose and design, as well as a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  FAS 167 will also require a company to provide additional disclosure about its use of variable interest entities and any significant changes in risk exposure resulting from such use.  Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier adoption is prohibited.  With regard to FAS 166, the statement must be applied to transfers occurring on or after the effective date.  We do not expect the adoption of either FAS 166 or FAS 167 to have a material impact on our consolidated results of operations and financial condition.

In May 2009, the FASB issued an accounting standard under the Subsequent Events Topic of the FASB Codification, ASC 855, which established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. It is effective with interim and annual financial periods ending after June 15, 2009.  The adoption of ASC 855 did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in our financial statements.

In April 2009, the FASB issued three amendments to the Fair Value Measurements and Disclosures Topic, ASC 820, the Investments — Debt and Equity Securities Topic, ASC 320, and the Financial Instruments Topic, ASC 825, of the FASB Codification.

The Fair Value Measurements and Disclosures Topic of the FASB Codification defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The April amendment to this topic provides additional guidance on determining when the volume and level of activity for an asset or liability has significantly decreased. It also includes guidance on identifying circumstances when a transaction may not be considered orderly.  It provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity for an asset or liability.  When the reporting entity concludes there has been a significant decrease in volume and level of activity, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  The amendment clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The amendment provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

The April 2009 amendment to ASC 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income).

The April 2009 amendment to ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

All three April 2009 amendments include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of these amendments did not have a material impact on our consolidated results of operations and financial condition.

In June 2008, an accounting standard was issued under the Earnings Per Share Topic of the FASB Codification, ASC 260, addressing whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”). The two-class method is an earnings allocation method for computing EPS when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities (a security that may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not, and regardless of the form of participation). This method determines EPS based on dividends declared on common stock and participating securities and participation rights of participating securities in any undistributed earnings. In this issuance, the FASB staff concluded that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. This standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of these standards did not impact us as our unvested share-based payment awards do not contain rights to receive nonforfeitable dividends or dividend equivalents.

In March 2008, the FASB issued an amendment to the Derivatives and Hedging Topic of the FASB Codification, ASC 815, requiring enhanced disclosures regarding (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  The amendment is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.  The only impact of adopting this amendment was the expansion of our disclosure regarding derivative instruments (see Note 3, Derivative Instruments, to the condensed consolidated financial statements).

In December 2007, the FASB issued accounting standards related to business combinations. These standards, which are codified primarily in the Business Combinations Topic, ASC 805 and Intangibles-Goodwill and Other Topic, ASC 350, of the FASB Codification, significantly changed the accounting for, and reporting of, business combination transactions in consolidated financial statements. In addition to expanding the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained, significant changes in the accounting for business combination transactions resulting from the new standards included: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date, (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income, (iv) capitalization of in-process research and development assets acquired at acquisition date fair value, (v) recognition of acquisition-related transaction costs as expense when incurred, (vi) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date and (vii) recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

In December 2007, the FASB also issued an accounting standard under the Consolidation Topic of the FASB Codification, ASC 810, which significantly changed the accounting for noncontrolling interests.  These changes included: (i) classification of noncontrolling interests as a component of consolidated shareholders’ equity, (ii) income attributable to noncontrolling interests are reported as part of consolidated income and not as a separate component of income or expense with income attributable to noncontrolling interest disclosed on the face of the income statement (the elimination of “minority interest” accounting in results of operations), (iii) attribution of losses to the noncontrolling interest is required, even when those losses exceed the noncontrolling interest in the equity of the subsidiary, (iv) accounting for both increases and decreases in a parent’s controlling ownership interest that do not result in a loss of control of the subsidiary as transactions in the equity of the consolidated entity and (v) accounting for changes in a parent’s ownership interest that result in the loss of control of the subsidiary as a new basis recognition event that results in a gain or loss recognition on both the transaction in which control is ceded and on the revaluation to fair value of any retained ownership interest in the henceforth unconsolidated entity. In consolidated financial statements issued after the effective date of this standard, retroactive restatement of prior periods is required for the directives described in points (i) and (ii), above.

The above mentioned accounting standards issued in December 2007 were required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of these standards did not impact our consolidated results of operations or financial condition.

(2) Fair Value Measurements

We adopted the accounting prescribed by the Fair Value Measurements and Disclosures Topic of the FASB Codification, ASC 820, for financial assets and liabilities on January 1, 2008. The partial adoption of ASC 820, as it relates to financial assets and liabilities, did not have any impact on our consolidated results of operations or financial position, other than additional disclosures. During the first quarter of 2009, we adopted ASC 820 with regards to the prescribed accounting for non-financial assets and liabilities, which also did not have any impact on our consolidated results of operations or financial position.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, income and cost approaches. Based on these approaches, we often use certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we categorize our fair value measured financial instruments according to the fair value hierarchy prescribed by ASC 820. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily standard models that consider various assumptions including time value, yield curve and other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category include non-exchange-traded derivatives such as currency forward contracts.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable. We currently do not have any Level 3 assets or liabilities.

Fair value measurements on a recurring basis are as follows (dollars in thousands):

	September 30, 2009	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$8,772	$8,772	$—	$—
U.S. Government money market mutual funds	244,894	244,894	—	—
Money market mutual funds	4,576	4,576	—	—
Securities owned, at fair value:
Trading securities	115	115	—	—
Available-for-sale securities	1,602	1,602	—	—
Equity index mutual funds	3,166	3,166	—	—
Bond mutual funds	1,853	1,853	—	—
Total	$264,978	$264,978	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$6	$—	$6	$—
Securities sold, not yet purchased, at fair value:
Common stock	49	49	—	—
Total	$55	$49	$6	$—

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

(3) Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, are recognized immediately in income. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in income and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Condensed Consolidated Statements of Financial Condition in accumulated other comprehensive income (“OCI”) until the hedged transaction is recognized in income. However, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in income. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

Cash Flow Hedges

In 2006, we entered into interest rate swaps to hedge the risk related to the variability of our LIBOR-based interest payments that we believed were probable to occur over the next three years. The interest rate swaps, which were designated as hedging instruments in a cash flow hedge, matured on March 31, 2009.  During 2009, the final settlement of these swaps increased interest expense by approximately $0.5 million.

Economic Hedges

We enter into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits we hold in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As we have not designated these contracts as hedges, the changes to their fair value are recognized immediately in income.  Our counterparty agreements do not contain any credit-risk related contingent features.  There were no open three month forward contracts outstanding at September 30, 2009.

Some of our clients request trade settlement in a currency other than the currency in which the trade was executed and we enter into foreign exchange contracts in order to close out the resulting foreign currency position.  The foreign exchange deals are executed the same day as the underlying trade for value on the trade settlement date, typically three days later.  As we have not designated these contracts as hedges, the changes to their fair value are recognized immediately in income.

Fair Values and Effects of Derivatives Held

We classify asset derivatives as other assets on the Condensed Consolidated Statements of Financial Condition. At September 30, 2009 and December 31, 2008, we did not have any asset derivative instruments.

The following table summarizes the fair values of our liability derivative instruments (dollars in thousands), which are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition:

	Liability Derivatives
	Fair Value
	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$449
Total derivatives designated as hedging instruments	—	449

Derivatives not designated as hedging instruments:
Currency forward contracts	6	5,664
Total derivatives not designated as hedging instruments	6	5,664
Total derivatives	$6	$6,113

All currency forward contracts open at September 30, 2009 matured in October 2009.

The following table summarizes the impact of the effective portion of our derivative instruments on our results of operations (dollars in thousands).  Losses were reclassified from accumulated other comprehensive income into interest expense on the Condensed Consolidated Statements of Income (see Note 13, Other Comprehensive Income, to the condensed consolidated financial statements).

	Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	September 30,		September 30,
Derivative Cash Flow Hedging Relationships	2009	2008	2009	2008
Three Months Ended
Interest rate swaps	$—	$475	$—	$(347)
Total	$—	$475	$—	$(347)

Nine Months Ended
Interest rate swaps	$—	$(389)	$(450)	$(777)
Total	$—	$(389)	$(450)	$(777)

As of September 30, 2009 and 2008, we did not have any derivative instruments deemed ineffective, thus no gain or loss was recognized in our Condensed Consolidated Statements of Income.

The following table summarizes the impact our derivative instruments not designated as hedging instruments under ASC 815 had on our results of operations (dollars in thousands) which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income.

	Gain/(Loss) Recognized in Income on Derivatives
	September 30,
Derivatives Not Designated as Hedging Instruments-under ASC 815	2009	2008
Three Months Ended
Currency forward contracts	$60	$60
Total	$60	$60

Nine Months Ended
Currency forward contracts	$(13)	$486
Total	$(13)	$486

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 (“Customer Protection Rule”), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade settlement activity, (v) segregated balances maintained by our Japanese business on behalf of its customers under certain directed brokerage arrangements and (vi) funds relating to the securitization of a bank guarantee supporting an Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Corporate stocks—trading securities	$115	$512	$49	$2,479
Corporate stocks—available-for-sale	1,602	1,518	—	—
Mutual funds	5,019	4,369	—	—
Total	$6,736	$6,399	$49	$2,479

Securities owned consists of securities positions held by the Company resulting from temporary positions in securities incurred in the normal course of our agency trading business, mutual fund positions, and 55,440 shares of common stock in NYSE Euronext, Inc. (“NYX Shares”).

Securities sold, not yet purchased consist of short positions in securities resulting from temporary positions in securities incurred in the normal course of our agency trading business.

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	September 30, 2009	December 31, 2008
Positions with net gains	$50	$—
Positions with net (losses)	—	—
Total gain/(loss)	$50	$—

There were no sales of available-for-sale securities during the three and nine month periods ending September 30, 2009 and 2008.

(6) Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

During 2009, we resolved uncertain tax positions in the U.S. for fiscal years 2001 through 2007 resulting in a decrease in our liability of $14.8 million (including interest of $5.1 million), as well as the related deferred tax assets of $5.6 million.  As a result of this, we recognized a net tax benefit of $2.5 million for the year to date.

We had unrecognized tax benefits for tax positions taken of $10.8 million and $18.4 million at September 30, 2009 and December 31, 2008, respectively. We had accrued interest expense of $1.0 million and $3.6 million, net of related tax effects, related to our unrecognized tax benefits at September 30, 2009 and December 31, 2008, respectively.

(7) Goodwill and Other Intangibles

The following is a summary of goodwill and other intangibles (dollars in thousands):

	Goodwill		Other Intangibles, Net
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
U.S. Operations	$391,103	$389,159	$27,717	$29,720
European Operations	31,537	31,588	981	1,018
Asia Pacific Operations	2,958	3,149	349	356
Total	$425,598	$423,896	$29,047	$31,094

During 2009, we recorded approximately $1.9 million of goodwill in additional purchase price consideration related to the July 31, 2007 acquisition of Redsky Financial, LLC (now ITG Derivatives).  We also recorded approximately $0.5 million of intangible assets related to the purchase of an intellectual property related patent with a remaining useful life of approximately 17 years.

Amortizable other intangibles are amortized over their respective estimated useful lives, which range from three to eighteen years. During the three and nine months ended September 30, 2009, we recognized intangible amortization expense of $0.8 million and $2.5 million compared with $0.7 million and $2.1 million in the prior year periods, respectively.  At September 30, 2009, other intangible assets not subject to amortization amounted to $9.7 million, of which $9.2 million related to POSIT and certain other proprietary trade names.

During the nine months ended September 30, 2009, no goodwill or other intangibles were deemed impaired and accordingly, no write-off was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Broker-dealers	$362,571	$300,754	$642,796	$226,515
Clearing organizations	482	6,981	2	97
Deposits for securities borrowed	227,376	21,717	—	—
Securities loaned	—	—	211,584	5,915
Allowance for doubtful accounts	(291)	(924)	—	—
Total	$590,138	$328,528	$854,382	$232,527

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Customers	$858,350	$302,324	$476,899	$287,515
Allowance for doubtful accounts	(1,225)	(2,166)	—	—
Total	$857,125	$300,158	$476,899	$287,515

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2009	December 31, 2008
Accrued research payables	$53,753	$44,261
Accrued compensation and benefits	50,665	70,464
Trade payables	48,494	34,020
Deferred compensation	25,867	28,959
Deferred revenue	12,269	12,720
Acquisition payment obligation	5,487	5,511
Accrued transaction processing	4,962	3,589
Other accrued expenses	20,094	22,058
Total	$221,591	$221,582

(10) Short-Term Bank Loans

We fund our U.S. securities settlement operations with operating cash or with short-term bank loans. We have established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements generally bear interest at the federal funds rate plus a spread of 50 - 120 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings. At September 30, 2009, we had no short-term bank loans outstanding under these pledge facilities.  At December 31, 2008, we had $24.9 million in short-term bank loans at a weighted average interest rate of 1.75%.

We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At September 30, 2009, we had no borrowings outstanding under this facility.

(11) Long Term Debt

On January 3, 2006, we entered into a $225.0 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200.0 million (“Term Loan”) and a five-year revolving facility in the amount of $25.0 million (“Revolving Credit Facility”). The Term Loan and Revolving Credit Facility are secured by substantially all of the Company’s assets. We utilized the $200.0 million Term Loan on January 3, 2006, to partially finance the acquisitions of Macgregor and Plexus. The Revolving Credit Facility is available for future working capital purposes and is not drawn upon as of the filing date of this Quarterly Report on Form 10-Q.  Commitment fees are payable on the Revolving Credit Facility at a rate of 0.30% per year. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25%. We incurred $2.3 million of debt issuance costs, primarily underwriting fees, related to the creation of the facility. The debt issuance costs are included in other assets on the accompanying Condensed Consolidated Statement of Financial Condition and are amortized to interest expense over the life of the loan.

At September 30, 2009, we had $58.8 million in outstanding debt under the Term Loan following scheduled principal payments of $35.7 million during the first nine months of 2009, compared with payments of $28.5 million in the comparable 2008 period.  Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments are as follows (dollars in millions):

Year	Aggregate Amount
2009	$11.9
2010	46.9
$58.8

Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $0.4 million and $2.2 million in the three and nine month periods ended September 30, 2009 compared with $1.6 million and $5.6 million in the prior year periods, respectively.

Pursuant to the terms of the credit agreement, we are required to maintain certain financial ratios and operating statistics, and we will also be subject to certain operational limitations, including limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on our capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006, we entered into interest rate swap agreements which effectively fixed our interest rate on a portion of the outstanding Term Loan amount at 6.314% for a period of three years that ended March 31, 2009.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2009	2008
Three Months Ended
Net income for basic and diluted earnings per share	$17,478	$27,171
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,627	43,463
Effect of dilutive securities	499	406
Average common shares used in diluted computation	44,126	43,869
Earnings per share:
Basic	$0.40	$0.63
Diluted	$0.40	$0.62

Nine Months Ended
Net income for basic and diluted earnings per share	$50,627	$85,899
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,479	43,598
Effect of dilutive securities	380	524
Average common shares used in diluted computation	43,859	44,122
Earnings per share:
Basic	$1.16	$1.97
Diluted	$1.15	$1.95

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2009	2008
Three months ended	695	685
Nine months ended	687	445

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
September 30, 2009
Currency translation adjustment	$6,556	$—	$6,556
Unrealized holding gain on securities, available-for-sale	84	(34)	50
Unrealized loss on hedging activities:
Beginning balance	(449)	181	(268)
Unrealized losses arising during period	(1)	—	(1)
Reclassification adjustment for losses recognized in net income	450	(181)	269
Net unrealized loss on hedging activities	—	—	—
Total	$6,640	$(34)	$6,606

December 31, 2008
Currency translation adjustment	$(5,810)	$—	$(5,810)
Unrealized holding gain / (loss) on securities, available-for-sale:
Beginning balance	91	(37)	54
Unrealized holding losses arising during period	(1,610)	658	(952)
Reclassification adjustment for losses recognized in net income	1,519	(621)	898
Net unrealized holding gain / (losses) on securities, available-for-sale	—	—	—
Unrealized loss on hedging activities	(449)	180	(269)
Total	$(6,259)	$180	$(6,079)

In 2006, we entered into interest rate swaps to hedge the risk related to the variability of our LIBOR-based interest payments that we believed were probable to occur over the next three years. The interest rate swaps, which were designated as hedging instruments in a cash flow hedge, matured on March 31, 2009.  During 2009, an after tax loss of $0.3 million was reclassified out of accumulated other comprehensive income and into income.

Unrealized holding gains and losses on securities, available-for-sale relates to the NYX Shares we received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006.  During 2008, an after-tax unrealized holding loss of $898 thousand was reclassified out of accumulated other comprehensive income and into income as we believed that the decrease in the value of those shares was other-than-temporary and therefore wrote down their value to reflect the December 31, 2008 fair market value of $1.5 million.  This fair value became the cost basis and subsequent temporary price changes are reported in accumulated other comprehensive income.  At September 30, 2009, there were no securities that were other-than-temporarily impaired.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(14) Net Capital Requirement

ITG Inc., AlterNet, Blackwatch Brokerage Inc. (“Blackwatch”), ITG Derivatives and POSIT Alert are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, Blackwatch, ITG Derivatives and POSIT Alert have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of $100,000 for AlterNet, $500,000 for ITG Derivatives and $5,000 for Blackwatch and POSIT Alert, or 6 2/3% of aggregate indebtedness.  Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at September 30, 2009 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$179.5	$178.5
AlterNet	3.8	3.6
Blackwatch	4.7	4.6
ITG Derivatives	12.5	12.0
POSIT Alert	4.7	4.6

As of September 30, 2009, ITG Inc. had a $36.3 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, our Canadian, European and Asia Pacific Operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2009, as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$49.8

European Operations
Europe	$21.0

Asia Pacific Operations
Australia	$4.0
Hong Kong	9.4
Japan	2.1

(15) Segment Reporting

ITG realigned its organizational structure to manage its business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009.  Prior to this, the Company managed its business with three segment managers who were responsible for their respective U.S., Canadian and International Operations. Under the new organizational structure, the European and Asia Pacific businesses, which formerly comprised the International Operations segment, are managed as separate businesses, each under their own segment manager reporting to ITG’s Chief Executive Officer.  Accordingly, the information relating to the prior corresponding periods has been restated to conform to the current segments.

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company allocates resources to, and evaluates the performance of, its reportable segments based on income before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commission and fee revenues are principally attributed to each segment based upon the location of execution of the related transaction, while recurring revenues are principally attributed based upon the location of the contractual ITG entity.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended September, 2009
Total revenues	$114,647	$15,703	$19,344	$8,744	$158,438
Income /(loss) before income tax expense	26,891	3,895	1,491	(4,243)	28,034
Capital purchases	1,783	586	1,092	283	3,744

Three Months Ended September, 2008
Total revenues	$141,113	$21,089	$18,647	$7,429	$188,278
Income / (loss) before income tax expense	42,599	6,771	(1,450)	(2,356)	45,564
Capital purchases	3,032	175	839	714	4,760

Nine Months Ended September, 2009
Total revenues	$353,984	$52,594	$53,829	$21,663	$482,070
Income / (loss) before income tax expense	81,571	15,505	859	(12,421)	85,514
Identifiable assets	1,132,746	277,469	540,990	558,818	2,510,023
Capital purchases	5,895	807	1,455	546	8,703

Nine Months Ended September, 2008
Total revenues	$427,193	$62,519	$59,171	$24,030	$572,913
Income / (loss) before income tax expense	136,648	19,503	(2,695)	(4,769)	148,687
Identifiable assets	1,133,589	687,710	1,256,108	364,449	3,441,856
Capital purchases	12,730	1,058	2,189	1,305	17,282

Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2009	2008
Long-lived Assets at September 30,
United States	$513,191	$514,504
Canada	5,808	5,150
Europe	41,361	40,309
Asia Pacific	7,158	7,610
Total	$567,518	$567,573

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

Overview

Investment Technology Group, Inc. is a specialized agency brokerage and financial technology firm that partners with asset managers globally to provide innovative solutions spanning the investment continuum. The Company has four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations, following the realignment of its organizational structure in the second quarter of 2009 (see Note 15 to the Condensed Consolidated Financial Statements, Segment Reporting).  The U.S. Operations segment provides trading, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trading, network connectivity and research services. The European Operations segment includes our trading, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel.  The Asia Pacific

Operations segment includes our trading, trade order management, network connectivity and research service businesses in Australia, Hong Kong, Japan and Singapore.

Our revenues principally consist of commissions and fees from customers’ use of our trade execution services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific, and (iii) our commission rates. Commission revenues are generated by orders delivered to us from our order and execution management products and other vendors’ products, direct computer-to-computer links to customers through ITG Net (our financial communications network) and third party networks and phone orders from our customers.  Fee revenues are generated on transactions from our spread trading business, whereby orders are filled within the National Best Bid and Offer (“NBBO”) and we earn a fee from a portion of the spread between the execution price and the prevailing NBBO for the relevant security.  We also operate a matched book stock borrow/stock loan business where we act as an intermediary in the borrowing and lending of securities from and to other broker-dealers and financial institutions.  Our profit is earned on the interest spreads generated from the borrowing and lending activities.  In Canada, we also generate revenue from interlisted arbitrage trading, where we profit from small price differences by simultaneously purchasing and selling the same equity security in the Canadian and U.S. markets. We also generate recurring revenues, which are largely fee or subscription-based rather than transaction-based, and are therefore significantly less variable. Our subscription-based revenues principally consist of revenues from sales of analytical products, network connectivity and order management system services.

Executive Summary

In the third quarter of 2009, our consolidated revenues decreased 16% to $158.4 million relative to the third quarter of 2008 while our operating expenses decreased 9% to $130.4 million.  Net income for the third quarter of 2009 was $17.5 million, or $0.40 per diluted share, as compared to $27.2 million, or $0.62 per diluted share in the third quarter of 2008.  Our U.S. revenue was $114.6 million in the third quarter of 2009, declining $26.5 million or 19% compared to the third quarter of 2008.

Global financial markets rebounded in the third quarter of 2009 compared to the third quarter of 2008.  While the market volatility and equity risk aversion that characterized late 2008 and early 2009 have subsided, equity market values remain largely below third quarter 2008 levels.  The CBOE Volatility Index (“VIX”) averaged 25.5 in the third quarter of 2009, virtually unchanged from 25.1 in the third quarter of 2008, and down from an average of 33.0 in the second quarter of 2009.  Historically, the VIX reached a peak of 89.5 on October 24, 2008, its highest level since the index was first published in 1990 and has since trended downward, with some occasional spikes, toward a more normalized level.

The S&P 500 and NASDAQ Composite indices increased 15% and 16%, respectively, during the third quarter of 2009. The S&P 500 was still 9% below its September 30, 2008 level, but the NASDAQ Composite was actually 1% higher than the year-ago period.  New flows into U.S.-based equity mutual funds were $2.7 billion in the third quarter of 2009 compared with net outflows of $52 billion in the third quarter of 2008, according to the Investment Company Institute. While the overall macroeconomic and business environment has stabilized, it continues to present a set of challenges to us both domestically and internationally.

Overall U.S. equity trading volume, measured by share volume in NYSE and NASDAQ-listed securities, was slightly lower in the third quarter of 2009 relative to the comparable 2008 quarter.  Average daily volume in NYSE-listed and NASDAQ-listed securities was 5.5 billion shares and 2.3 billion shares, respectively.

Our U.S. equity volumes fell from 217.6 million average daily shares executed in the third quarter of 2008 to 180.0 million average daily shares executed in the third quarter of 2009, representing a decrease of 17%.  Revenue per share  fell 3% from the second quarter of 2009 and was14% lower than the prior year quarter.  Flows into U.S.-based equity mutual funds have been skewed towards index fund managers and international equity funds, while funds investing in domestic equities (which comprise the core of our U.S. customer base) had $10.9 billion in net outflows in the third quarter of 2009.  Accordingly, we did not see a resurgence in activity with our sizable base of large, active money managers who use our products across the trading continuum and therefore, customer mix continued to pressure revenue per share in the third quarter of 2009.

In Canada, our revenues for the third quarter of 2009 were $15.7 million, decreasing $5.4 million or 26% from the comparable 2008 quarter.  The revenue decline included the impact of the strengthening U.S. Dollar, which reduced revenues and pre-tax income by approximately $0.8 million and $0.2 million, respectively.  Equity trading volume on the Toronto Stock Exchange (“TSX”) increased 10% in the third quarter of 2009 to 28.3 billion shares from 25.7 billion shares in the third quarter of 2008.  A significant factor for the increased 2009 volume was the TSX’s introduction (in the fourth quarter of 2008) of an incentive program for electronic liquidity providers that trade on a proprietary basis (such as electronic market makers). These electronic liquidity providers are generally not a component of our core client base.  The program gained rapid acceptance and is estimated to be responsible for as much as 25% of all TSX volume.  Excluding the estimated volume attributable to the TSX’s incentive program for these electronic liquidity providers, TSX volume in the third quarter declined approximately 18%, which is consistent with the decline in ITG commission revenues.

Although European markets rallied during the third quarter of 2009, equity market values still remained below the comparable prior year levels.  While the decline in market values did contribute to our commission revenue decrease (as trading commissions are generally based on the value of a customer trade, or ad valorem, within our European operation), commission revenues were most affected by the strengthening of the U.S. Dollar relative to the Pound Sterling, which reduced our commission revenues by $2.3 million while favorably affecting pre-tax income by $0.2 million during the third quarter compared to the prior year quarter.

Our Asia Pacific revenues increased 18% in the third quarter of 2009 relative to the comparable 2008 quarter.  The regional stock markets were mixed on a year-over-year basis, with the Nikkei 225 ending the third quarter 10% below its September 30, 2008 level, while the Hang Seng and ASX 200 indices were up 16% and 3% compared to the same period, respectively. Asia Pacific commissions are generally ad valorem.  The strengthening of the U.S. Dollar relative to other major currencies negatively affected Asia Pacific revenue by $0.2 million while having a negligible impact on pre-tax income.

Results of Operations — Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$95,068	$121,178	$(26,110)	(22)
Recurring	17,187	20,505	(3,318)	(16)
Other	2,392	(570)	2,962	na
Total revenues	114,647	141,113	(26,466)	(19)

Expenses
Compensation and employee benefits	38,104	46,629	(8,525)	(18)
Transaction processing	13,496	11,680	1,816	16
Other expenses	35,749	38,568	(2,819)	(7)
Interest expense	407	1,637	(1,230)	(75)
Total expenses	87,756	98,514	(10,758)	(11)
Income before income tax expense	$26,891	$42,599	$(15,708)	(37)
Pre-tax margin	23.5%	30.2%	(6.7)%

The decline in U.S. commission and fee revenues can be principally attributed to a shift in the customer/product mix and resultant lower average commission rates, as well as the current uncertain market conditions.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2009	2008	Change	% Change
Total trading volume (in billions of shares)	11.5	13.9	(2.4)	(17)
Trading volume per day (in millions of shares)	180.0	217.6	(37.6)	(17)
Average revenue per share ($)	$0.0068	$0.0079	$(0.0011)	(14)
U.S. market trading days	64	64	—	—

* Represents core equity business excluding ITG Derivatives, ITG Net commission revenues and fees on spread-based transactions.

Our trading volumes decreased by 17% in the third quarter of 2009 compared to the same period in 2008.  The trend from previous quarters continued, with no clear sign yet of an upturn in fund flows to our core customer base of active managers. These are typically long-only institutional clients with the greatest propensity to use our higher commission products.  In contrast, we saw a larger proportion of our business activity coming from our lower margin direct market access and index fund clients, which caused our overall average commission rate to decline. Somewhat offsetting the lower margin customer mix, commission and fee revenues benefited from growth in our ITG Derivatives and spread-based trading businesses.

Compounding the effect of customer mix, transaction processing costs were higher due to increased activity in our options trading business (where transaction processing costs are higher than our core equity business), increases in securities borrowing fees and SEC transaction fees (“section 31 fees”).

Recurring revenues declined following our realignment of certain management responsibilities for international activities related to our Order Management System (“OMS”) and ITG Net businesses, as we assigned the relevant customer agreements to our European business in October 2008. This resulted in the transfer of revenues and associated costs related to those clients to our European segment.

Other revenues reflect lower client accommodations and higher stock borrow revenues, partially offset by lower investment income in the current low interest rate environment.

Compensation and employee benefits costs declined 18% as lower headcount, including the transfer of OMS and ITG Net staff to our European Operations, reduced performance-based compensation levels and higher capitalized compensation costs related to our continued focus on product development were slightly offset by higher share-based compensation expenses.

Other expenses reflect savings achieved in business development, consulting and market data expenses offset by higher amortization expense related to new product releases.

Interest expense declined significantly due to a lower outstanding balance on our long term debt, as well as the significantly lower LIBOR interest rates.  Additionally, our interest rate swaps (described in Note 3, Derivative Instruments, to the condensed consolidated financial statements), which were economically unfavorable due to the drop in interest rates after their inception in 2006, expired on March 31, 2009.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$13,269	$16,246	$(2,977)	(18)
Recurring	699	411	288	70
Other	1,735	4,432	(2,697)	(61)
Total revenues	15,703	21,089	(5,386)	(26)

Expenses
Compensation and employee benefits	4,045	5,915	(1,870)	(32)
Transaction processing	3,325	3,485	(160)	(5)
Other expenses	4,438	4,918	(480)	(10)
Total expenses	11,808	14,318	(2,510)	(18)
Income before income tax expense	$3,895	$6,771	$(2,876)	(42)
Pre-tax margin	24.8%	32.1%	(7.3)%

Canadian commission and fee revenues decreased as a result of an unfavorable exchange rate impact and lower TSX volume in the segment of the market that forms our core client base.  Electronic liquidity providers, which drove the 10% increase in overall TSX volume, are generally not a component of our client base.  Excluding the estimated volume attributable to the TSX’s incentive program for these electronic liquidity providers, volume declined approximately 18%.  Interlisted arbitrage trading, which accounts for most of our other revenues, generated $1.8 million in the third quarter of 2009, significantly down from the $4.4 million achieved in the comparable 2008 quarter due to a decrease in Canadian and U.S. interlisted trading volumes and an increase in competition in this area.

Total operating expenses of $11.8 million were down 18% in the third quarter of 2009 and included a favorable exchange rate impact of $0.6 million resulting from a weaker Canadian Dollar.

Compensation and employee benefits expense were lower as reduced performance-based compensation, increases in capitalized compensation costs and favorable exchange rates more than offset increases in salary and share-based compensation expenses.

Transaction processing costs declined at a slower pace than the related commission revenues as a greater proportion of our trades were executed on the TSX as liquidity takers rather than as liquidity providers, which is more costly.

Other expenses reflect decreases in consulting and business development costs, a favorable exchange rate impact and improved receivables collections.

Overall, currency translation reduced total revenues and pre-tax income by $0.8 million and $0.2 million, respectively.

European Operations

	Three Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$15,290	$17,929	$(2,639)	(15)
Recurring	4,160	1,015	3,145	310
Other	(106)	(297)	191	64
Total revenues	19,344	18,647	697	4

Expenses
Compensation and employee benefits	8,960	7,834	1,126	14
Transaction processing	5,283	8,002	(2,719)	(34)
Other expenses	3,610	4,261	(651)	(15)
Total expenses	17,853	20,097	(2,244)	(11)
Income / (loss) before income tax expense	$1,491	$(1,450)	$2,941	203
Pre-tax margin	7.7%	(7.8)%	15.5%

European commissions continue to be adversely affected by lower market volumes and share prices compared to the prior year quarter. Although European share prices have started to recover from the lows at the start of the year, they continue to lag behind prior year levels, thereby lowering our commission revenue base.

European commission revenues fell $2.6 million, with an unfavorable currency translation effect of $2.3 million representing approximately 90% of the decline. Our POSIT business had a very strong quarter due to the success of POSIT Alert and internalizing initiatives, while the increased focus on revenues generated by our trading desk also contributed positively to our revenue performance.

Recurring revenues reflect the transfer of certain OMS and ITG Net customers from our U.S. Operations and higher analytical product revenue.

Transaction processing cost savings outpaced the decline in commission revenue as a larger share of executions took place on venues such as POSIT or other Multilateral Trading Facilities (“MTFs”), where execution costs are generally lower than on traditional exchanges.

Compensation and employee benefits costs were higher following the transfer of certain OMS and ITG Net support staff to Europe and the continued investment in staff to support the growing business and diversified product range. These additional costs were partially offset by favorable currency translations.

Other expenses reflect savings achieved through aggressive cost control and collection efforts, as well as foreign currency transaction gains. These savings were offset by incremental costs relating to investment in new products, infrastructure and markets.

Overall, foreign currency translation decreased our European Operations revenues by $3.0 million, with a minimal effect on pre-tax income.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$8,442	$6,730	$1,712	25
Recurring	99	27	72	267
Other	203	672	(469)	(70)
Total revenues	8,744	7,429	1,315	18

Expenses
Compensation and employee benefits	5,649	4,262	1,387	33
Transaction processing	2,100	1,254	846	67
Other expenses	5,238	4,269	969	23
Total expenses	12,987	9,785	3,202	33
Loss before income tax expense	$(4,243)	$(2,356)	$(1,887)	(80)
Pre-tax margin	(48.5)%	(31.7)%	(16.8)%

As Asia Pacific equity markets continued their rally in the third quarter of 2009, ITG’s market share in our major Asia Pacific markets also continued to grow.  The algorithmic and direct market access businesses were the main drivers of this growth along with contributions from our trading desk.

Transaction processing costs outpaced the percentage growth in commission revenues as a higher proportion of trades were executed in Japan and Korea, where clearing costs are significantly higher than in the Hong Kong and Australia markets where we self-clear our trades.

Increases in compensation and employee benefits reflect our ongoing investment to establish the infrastructure, staffing and sales trading team necessary to continue to grow our business in this region.  Specifically, this investment included an increased staffing level required to support the growing self-directed trading businesses, a greater emphasis on our trading desk and the hiring of a regional manager.

Other expenses reflect higher costs for exchange data and additional connectivity fees related to business growth, and unrealized foreign currency transaction losses.

Overall, currency translation reduced our Asia Pacific Operations revenues by $0.2 million, with minimal impact on our pre-tax income.

Income taxes

Our effective tax rate was 37.7% in the third quarter of 2009 compared to 40.4% in the third quarter of 2008.  During the third quarter of 2009, we resolved uncertain tax positions in the U.S. pertaining to the 2002-2004 tax years.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$299,811	$362,351	$(62,540)	(17)
Recurring	52,497	62,042	(9,545)	(15)
Other	1,676	2,800	(1,124)	(40)
Total revenues	353,984	427,193	(73,209)	(17)

Expenses
Compensation and employee benefits	120,429	141,684	(21,255)	(15)
Transaction processing	40,579	33,583	6,996	21
Other expenses	109,185	109,685	(500)	—
Interest expense	2,220	5,593	(3,373)	(60)
Total expenses	272,413	290,545	(18,132)	(6)
Income before income tax expense	$81,571	$136,648	$(55,077)	(40)
Pre-tax margin	23.0%	32.0%	(9.0)%

The decline in U.S. commission and fee revenues can be principally attributed to a shift in the customer/product mix, and resultant lower average commission rates, as well as the current uncertain economic environment.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2009	2008	Change	% Change
Total trading volume (in billions of shares)	36.9	39.7	(2.8)	(7)
Trading volume per day (in millions of shares)	196.4	209.8	(13.4)	(6)
Average revenue per share ($)	$0.0068	$0.0083	$(0.0015)	(18)
U.S. market trading days	188	189	(1)	(1)

* Represents core equity business excluding ITG Derivatives, ITG Net commission revenues and fees on spread-based transactions.

Our trading volumes decreased 7% in the first nine months of 2009 compared to the same period in 2008.  The extraordinarily high net outflows from equity mutual funds in the latter months of 2008 abated somewhat in the first quarter of 2009, however inflows into the active money managers that form our core client base remain significantly below historical levels.  These are typically long-only institutional clients with the greatest propensity to use our higher commission products.  In contrast, we saw a larger proportion of our business activity coming from our lower margin direct market access and index fund clients which caused our overall average commission rate to decline.  Commission and fee revenues also benefited from growth in our ITG Derivatives and spread-based trading businesses.

Transaction processing costs rose as we experienced higher activity in our options trading business (where transaction processing costs are higher than our core equity business), increases in securities borrowing fees and section 31 fees.

Recurring revenues declined following our realignment of certain management responsibilities for international activities related to our OMS and ITG Net businesses, as we assigned the relevant customer agreements to our European business on October 1, 2008. This resulted in the transfer of revenues and associated costs related to those clients to our European Operations.  A decrease in the number of ITG Net connections and subscription income from our analytical product sales also contributed to the decline.

Other revenues reflect lower investment income (due to significantly lower interest rates) and the elimination of fee income from BLOCKalert following our acquisition of the remaining 50% interest from Merrill Lynch in July 2008, which were partially offset by lower client accommodations and increased stock borrow revenue.

Compensation and employee benefits costs were lower due to significantly reduced performance-based compensation levels, lower headcount and, to a lesser extent, higher capitalized compensation costs related to our continued

focus on product development.  This was partially offset by higher severance costs.  In addition, certain OMS and ITG Net staff were transferred to our European Operations.

Other expenses remained flat year over year due to the benefits of certain cost control measures taken during the year.  Savings were achieved through lower spending levels in certain areas including business development, recruiting and consulting which offset the impact of higher (i) amortization expense related to new product releases, (ii) network connectivity and market data fees, and (iii) equipment related costs, including depreciation and software costs.

Interest expense declined significantly due to a lower outstanding balance on our long term debt, as well as significantly lower LIBOR interest rates.  Additionally, our interest rate swaps which were economically unfavorable due to the drop in interest rates after their inception in 2006, expired on March 31, 2009.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$43,728	$49,559	$(5,831)	(12)
Recurring	1,808	1,148	660	57
Other	7,058	11,812	(4,754)	(40)
Total revenues	52,594	62,519	(9,925)	(16)

Expenses
Compensation and employee benefits	13,335	18,263	(4,928)	(27)
Transaction processing	10,216	10,197	19	—
Other expenses	13,538	14,556	(1,018)	(7)
Total expenses	37,089	43,016	(5,927)	(14)
Income before income tax expense	$15,505	$19,503	$(3,998)	(20)
Pre-tax margin	29.5%	31.2%	(1.7)%

Canadian commission and fee revenues declined due to an unfavorable currency impact of $6.4 million.  Interlisted arbitrage trading generated $7.2 million in the first nine months of 2009, down from the $11.5 million achieved in the comparable period last year due to a decrease in Canadian and U.S. interlisted trading volumes and an increase in competition in this area.

Total operating expenses of $37.1 million were down 14% from the first nine months of 2008 including a $5.5 million favorable exchange rate impact resulting from the weaker Canadian Dollar.

Compensation and employee benefits costs fell due to lower performance-based compensation, increases in capitalized compensation costs and a favorable exchange rate impact, partially offset by salary and share-based compensation increases.

Transaction processing costs were flat as a favorable exchange rate impact and reduced clearing costs (resulting from rate changes with our clearing broker and clearinghouse) were offset by increased exchange and Electronic Communication Network (ECN) fees.  In 2009, we executed substantially more trades on the TSX as liquidity takers, rather than as liquidity providers.

Other expenses reflect a favorable exchange rate impact and our cost control efforts in areas such as consulting and business development.

Overall, currency translation reduced total revenues and pre-tax income by $7.7 million and $2.2 million, respectively.

European Operations

	Nine Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$42,825	$57,339	$(14,514)	(25)
Recurring	10,801	2,642	8,159	309
Other	203	(810)	1,013	125
Total revenues	53,829	59,171	(5,342)	(9)

Expenses
Compensation and employee benefits	26,292	22,475	3,817	17
Transaction processing	16,372	24,849	(8,477)	(34)
Other expenses	10,306	14,542	(4,236)	(29)
Total expenses	52,970	61,866	(8,896)	(14)
Income / (loss) before income tax expense	$859	$(2,695)	$3,554	132
Pre-tax margin	1.6%	(4.6)%	6.2%

The global economic downturn has continued to effect European equity trading volumes and market values. Volumes and share prices remain well below the same period last year. This has had an impact on European commission revenues which are dependent on share values.

European commission and fee revenues were adversely affected by an $11.2 million currency translation effect and lower levels of portfolio trading and transition business than in the previous period.

Recurring revenues were higher reflecting the transfer of certain OMS and ITG Net customers from our U.S. Operations and an increase in analytical product sales. These gains were partially offset by unfavorable currency translations.

Transaction processing cost savings outpaced the decline in commission revenue due to the larger share of executions which took place on venues such as POSIT or other MTFs, where execution costs are generally lower than on traditional exchanges.

Compensation and employee benefits expense reflect $2.8 million of one-time severance costs incurred and the transfer of certain OMS and ITG Net support staff to the region and the continued investment in staff to support the growing business and diversified product range, partially offset by favorable currency translation.

Other expenses reflect a favorable exchange rate impact, as well as savings achieved through aggressive cost control and collection efforts. These reductions were partially offset by increased investment in infrastructure to support the growing product offerings, improve system capacity and resiliency and further software development costs associated with product enhancements.

Overall, foreign currency translation reduced our European Operations revenues by $14.1 million, while benefiting our pre-tax income by $1.4 million.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2009	2008	Change	% Change
Revenues
Commissions and fees	$20,749	$22,278	$(1,529)	(7)
Recurring	184	56	128	229
Other	730	1,696	(966)	(57)
Total revenues	21,663	24,030	(2,367)	(10)

Expenses
Compensation and employee benefits	15,777	11,616	4,161	36
Transaction processing	4,883	4,474	409	9
Other expenses	13,424	12,709	715	6
Total expenses	34,084	28,799	5,285	18
Loss before income tax expense	$(12,421)	$(4,769)	$(7,652)	(160)
Pre-tax margin	(57.3)%	(19.8)%	(37.5)%

Despite declines in the market value of shares traded (“turnover”) in most of our major Asia Pacific markets ranging from 20% to 39% compared with the prior year, our overall turnover increased as we gained market share in most of our major markets.  Our regional commission and fee revenues declined only 7%, principally reflecting an unfavorable currency translation impact of $1.4 million.

Transaction processing cost increased due to our higher level of business, as well as the higher proportion of trades executed in costlier venues such as Japan and Korea, where clearing costs are significantly higher than the Hong Kong and Australia markets in which we self-clear.  This increase was partially offset by favorable currency translation.

Increases in compensation and employee benefits reflect our ongoing investment to establish the infrastructure, staffing and sales trading team necessary to continue to grow and support our business in this region.  Specifically, this investment included an increased staffing level required to support the growing self-directed trading businesses, a greater emphasis on our trading desk and the hiring of a regional manager, as well as higher performance-based compensation and severance costs.  These costs were partially offset by favorable currency translation.

Other expenses increased primarily reflecting higher costs for exchange data and additional connectivity fees related to business growth partially offset by our cost control efforts and favorable currency translation.

Overall, currency translation reduced our Asia Pacific Operations revenues by $1.5 million, while increasing our pre-tax income by $0.6 million.

Income taxes

Our effective tax rate was 40.8% in the first nine months of 2009 compared to 42.2% in the first nine months of 2008 as we resolved uncertain tax positions in the U.S. pertaining to the 2001-2007 tax years during 2009.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. We principally invest our excess cash in U.S. Government and other money market mutual funds. At September 30, 2009, cash and cash equivalents and securities owned, at fair value amounted to $360.8 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to our total liquid assets and may fluctuate significantly from time to time based upon the nature and size of our customers’ trading activity and market volatility. As of September 30, 2009, we had interest-bearing security deposits totaling $21.3 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business, we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver, generally to another broker-dealer or to a customer. Securities borrowed transactions require that we provide the counterparty with collateral in the form of cash. Our cash deposits may be funded from existing cash balances or from short-term bank loans.

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

In Hong Kong, where we also self-clear equity trades, we maintain working capital facilities with a bank for our clearing and settlement activities. These facilities are in the form of overdraft protection totaling approximately $88.2 million and are supported by $25.8 million in restricted cash deposits. We also maintain working capital facilities with a bank in the form of overdraft protection totaling approximately $32.0 million for our European settlement activities.

Capital Resources

Our capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access capital markets.

Operating Activities

Cash flows provided by operating activities were $95.9 million in the first nine months of 2009 as compared to $246.9 million in the first nine months of 2008.  The decrease was primarily attributable to changes in working capital, specifically the net activity related to receivables from/payables to customers and brokers.  The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.  Additionally, the lower income level in 2009 contributed to the decrease in cash provided by operations.

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

Investing Activities

Net cash used in investing activities of $45.5 million primarily includes our investment in capitalizable software development projects and computer hardware and software, as we continue to invest in both our product portfolio and infrastructure, as well as additional purchase price consideration related to our 2007 acquisition of Redsky Financial, LLC.

Financing Activities

Net cash used in financing activities of $52.6 million primarily reflects principal repayments on our Term Loan and the repayment of short-term bank borrowings from our pledge facilities, offset by issuances of our common stock arising from the vesting of equity awards to, as well as the exercise of options by, our employees.  Settlement of share-based awards totaled $1.5 million, or 72,858 shares, all of which pertained solely to the satisfaction of minimum statutory withholding tax upon net settlement of restricted share awards.

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements have carried interest at the federal funds rate plus a spread of 50 - 120 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. We also have a $15.0 million unsecured line of credit with The Bank of New York Mellon bearing interest at a negotiable rate. Each advance under the line of credit is due at a specified maturity date with no prepayment option. At September 30, 2009, we had no short-term bank loans under pledge facilities and no borrowings under the unsecured line of credit (see Note 10, Short-Term Bank Loans, to the condensed consolidated financial statements).

We also have a $25.0 million revolving credit facility available that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding borrowings under the revolving credit facility.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times.  Dividends or withdrawals of capital cannot be made if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at September 30, 2009 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$179.5	$178.5
AlterNet	3.8	3.6
Blackwatch	4.7	4.6
ITG Derivatives	12.5	12.0
POSIT Alert	4.7	4.6

As of September 30, 2009, ITG Inc. had a $36.3 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, our Canadian, European and Asia Pacific Operations had regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2009, as summarized in the following table (dollars in millions):

Excess Net Capital
Canadian Operations
Canada	$49.8

European Operations
Europe	$21.0

Asia Pacific Operations
Australia	$4.0
Hong Kong	9.4
Japan	2.1

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions, ITG has provided third party financial institutions with guarantees in amounts up to a maximum of $103.9 million. In the event that one of our customers fails to settle a securities transaction, or if an ITG subsidiary was unable to honor trades with a customer, ITG would be required to provide for the amount of such securities up to the $103.9 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the creditworthiness of each counterparty and customer.

As of September 30, 2009, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2008.

Critical Accounting Estimates

There have been no significant changes to our critical accounting policies and estimates during the first nine months of 2009 from those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. infringe one or more claims of U.S. Patent No. 7,136,834 (the ‘834 Patent”) through its “Channel ITG” and the “Macgregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet, Inc. filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet Inc. did not own the ‘834 Patent (the patent was owned by Liquidnet Inc.’s corporate parent, Liquidnet Holdings, Inc. (“Liquidnet”)), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively “ITG”) sued Liquidnet in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG’s motion was granted.  Fact discovery is largely complete and the parties have briefed the claim construction issues to the Court.  The Court has scheduled a Markman hearing for December 16, 2009, in which claim construction will be addressed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during the first nine months of 2009, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2009
To: January 31, 2009	42,707	$21.75	—	2,048,668

From: February 1, 2009
To: February 28, 2009	—	—	—	2,048,668

From: March 1, 2009
To: March 31, 2009	187	22.50	—	2,048,668

From: April 1, 2009
To: April 30, 2009	8,053	23.52	—	2,048,668

From: May 1, 2009
To: May 31, 2009	5,361	20.57	—	2,048,668

From: June 1, 2009
To: June 30, 2009	—	—	—	2,048,668

From: July 1, 2009
To: July 31, 2009	16,550	18.98	—	2,048,668

From: August 1, 2009
To: August 31, 2009	—	—	—	2,048,668

From: September 1, 2009
To: September 30, 2009	—	—	—	2,048,668
Total	72,858	$21.23	—

(a) This column includes the acquisition of 72,858 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of 2009.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS

	10.1	Office Lease Agreement, between MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated July 24, 2009.

	10.2	Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (effective August 18, 2009).

	10.3	Investment Technology Group, Inc. Amended and Restated Employee Purchase Plan (effective August 18, 2009).

	31.1	Rule 13a-14(a) Certification (filed herewith)

	31.2	Rule 13a-14(a) Certification (filed herewith)

	32.1	Section 1350 Certification (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 5, 2009	By:	/s/ HOWARD C. NAPHTALI
Howard C. Naphtali
Chief Financial Officer and
Duly Authorized Signatory of Registrant