Form 10-K
period 2009-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2010-03-01
CIK 920424

Use these links to rapidly review the document
2009 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2009: $883,054,952	Number of shares outstanding of the Registrant's Class of common stock at February 16, 2010: 43,994,650

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2010 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

 2009 FORM 10-K ANNUAL REPORT

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Algorithms, ITG Channel, ITG Compliance, ITG Dark Algorithm, ITG Fair Value, ITG List-Based Algorithms, ITG Logic, ITG Matrix, ITG Net, ITG Opt, ITG TCA, Macgregor XIP, POSIT, POSIT Alert, POSIT Marketplace, POSIT Match, POSIT Now, Radical, and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. Hedge Pro, ITG Alpha Capture, ITG Data Analytics, ITG Derivatives, ITG Post-Trade Analytics, ITG Single Ticket Clearing, ITG Trade Ops and MATCH Now are trademarks or service marks of the Investment Technology Group, Inc. companies.

i

PRELIMINARY NOTES

        When we use the terms "ITG", the "Company", "we", "us" and "our", we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology.

        Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, fluctuations in market trading volumes, financial market volatility, changes in commission pricing, potential impairment charges related to goodwill and other long-lived assets, evolving industry regulations, errors or malfunctions in our systems or technology, rapid changes in technology, cash flows into or redemptions from equity mutual funds, effects of inflation, ability to meet liquidity requirements related to the clearing of our customers' trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, changes in tax policy or accounting rules, fluctuations in foreign exchange rates, adverse changes or volatility in interest rates, our ability to attract and retain talented employees, as well as general economic, business, credit and financial market conditions, internationally or nationally.

        Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report on Form 10-K, which you are encouraged to read.

        We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

ii

PART I

Item 1.    Business

        ITG was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITGL"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. ("ITG Japan"), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc. ("ITG Solutions Network"), a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, and The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community.

        ITG is an independent agency brokerage and financial technology firm that partners with asset managers to deliver institutional global liquidity and help improve performance throughout the investment process. A unique partner in electronic trading since the launch of POSIT in 1987, ITG's integrated approach includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Institutional investors rely on ITG's independence, experience and agility to help measure performance, mitigate risk and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations, following the realignment of our organizational structure to manage our business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009 (see Note 25, Segment Reporting, to the consolidated financial statements). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment includes our trade execution, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel. The Asia Pacific Operations segment includes our trade execution, network connectivity and research service businesses in Australia, Hong Kong and Japan.

Products and Services

        ITG offers a wide range of solutions for asset managers which span the investment continuum. These offerings include portfolio management, pre-trade analytics, trading solutions and post-trade solutions and are summarized below. Each product is offered in the U.S. and certain other jurisdictions, as further described in the section entitled Non-U.S. Operations.

Portfolio Management

        ITG provides market-leading tools to assist asset managers with portfolio decision-making tasks—from portfolio construction and optimization to the enterprise challenges of global, real-time portfolio compliance monitoring and the fair valuation of assets.

        ITG Opt is an equity portfolio optimizer that allows portfolio managers to develop new portfolio construction strategies and solve complex optimization problems. ITG Opt allows users to accurately model tax liability, transaction costs, and long/short objectives, while adhering to diverse portfolio-specific constraints.

        ITG Compliance is a comprehensive monitoring, control and reporting solution that provides the ability to centrally manage global portfolio compliance activity. Pre-trade monitoring helps asset managers avoid potential violations, while end-of-day capabilities automate the process of determining daily compliance status across a wide range of investments, funds and mandates.

        ITG Fair Value is an independent service that helps mutual fund managers meet their obligations to investors and regulators to fairly price their funds, and reduce the occurrence and costs of market timing.

Pre-Trade Analytics

        ITG's pre-trade analytics enable portfolio managers and traders to improve execution performance before the trade happens (pre-trade) by providing reliable portfolio analytics and risk models that help them perform predictive analyses, manage risk and reduce trading costs.

        ITG Logic is a pre-trade analysis tool that provides traders and portfolio managers with the means to effectively measure expected transaction and opportunity costs. Trading costs are affected by multiple factors, such as execution strategies, time horizon, volatility, spread, volume and order size. ITG Logic analyzes the effects of these factors and aids in the understanding of the trade-off between market impact and opportunity cost.

        ITG Data Analytics is a suite of transaction cost estimates, data analytics, and a set of risk models to empower decision-making and improve performance. The data is available in a file format that is easily incorporated into optimizers, proprietary models and research applications. Clients use this data to mitigate risk across the investment process, increase productivity and generate higher levels of alpha (a measure of a portfolio's return in excess of the market return).

Trading Solutions

        ITG's trading solutions combine sophisticated functionality with global access, anonymity and flexibility. Our product suite ranges from broker-neutral Execution Management Systems ("EMSs") and POSIT crossing to market-leading algorithms, routers and other best execution tools.

Execution Management, Order Management and Connectivity

        ITG offers several EMSs to meet the needs of disparate trading styles. Triton is ITG's award-winning, multi-asset EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global, list-based and single stock trading. Radical is a broker-neutral single-stock trading system that brings all the major North American and European equity and options markets directly to an active trader's desktop. ITG Matrix is a direct access EMS that provides traders with access to scalable, low-latency, multi-asset trading opportunities. ITG does not derive royalties from the sale or licensing of the EMS software. EMS revenues are generated through commissions charged by ITG to clients for each trade electronically routed to, and executed by, ITG and through commission sharing arrangements through our ITG Net offering and third party brokers and Alternative Trading Systems ("ATSs") whose trading products are made available to our buy-side clients on our applications.

        Macgregor XIP is an Order Management System ("OMS") that combines portfolio management, compliance functionality (ITG Compliance), trading and post-trade processing (ITG Trade Ops) with ITG Net, a fully integrated and supported financial services IP network. Revenues are generated through recurring license subscription fees which are based on the number of users for portfolio management and trading capabilities, each of which can be purchased separately. Fees for use of ITG Compliance, ITG Trade Ops and ITG Net services are additional. Revenues can also be generated through commissions charged by ITG to clients for each trade electronically, routed to and executed by, ITG and through commission sharing arrangements through our ITG Net offering and third party brokers and ATSs whose trading products are made available to our buy-side clients on our application.

        ITG Channel provides traders with an integrated link to ITG liquidity from the trade blotter of most third-party EMSs and OMSs. ITG Channel sweeps uncommitted shares from an EMS or OMS blotter for execution in the POSIT suite, ITG Algorithms and other third party destinations. ITG does not derive royalties from the sale or licensing of the ITG Channel software. ITG receives commissions for trades electronically routed to, and executed by, ITG through ITG Channel.

        ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy-side and sell-side firms. ITG Net is a broker-neutral platform available to users of ITG and other EMSs and OMSs as well as any trading application that uses the industry standard Financial Information eXchange ("FIX") Protocol. Revenues are generated through recurring connectivity fees charged to the sell-side for the ability to receive orders from, and send indications of interest to, the buy-side through our more than 7,800 billable connections. As described above, through our ITG Net offering the Company also generates commission-based fees on a per-trade basis through commission sharing arrangements with third party brokers and ATSs whose trading products are made available to our buy-side clients on our EMS and OMS applications.

        ITG offers asset managers a full range of portfolio, single-stock, international, hedge fund and commission management trading services. ITG's specialists help customers gain access to the unique liquidity of POSIT, as well as major global markets, Electronic Communication Networks ("ECNs"), Multilateral Trading Facilities ("MTFs"), brokers and third party ATSs. Other trading services include self-directed trading and specialized services for broker-dealers.

Algorithmic Trading

        ITG Algorithms and ITG Routers offer portfolio managers and traders a way to trade orders quickly, comprehensively and cost-efficiently from any ITG EMS or OMS, ITG's Trading Desk and certain third-party trading platforms. The algorithms tap into liquidity, while remaining anonymous, thereby lowering market impact costs and improving overall performance. ITG Algorithms also integrate with ITG pre-trade analysis and post-trade evaluation tools to create a feedback mechanism for greater execution consistency.

        ITG Algorithms help users pursue best execution through three suites: ITG Dark Algorithms, ITG Single Stock Algorithms, and ITG List-Based Algorithms. ITG Dark Algorithms aggregate dark liquidity pools including POSIT and other ATSs, as well as a variety of open market options. ITG Single Stock algorithms access ATS liquidity while simultaneously using scheduled or opportunistic strategies. ITG List-Based Algorithms manage dollar or sector imbalance, total trading risk or tracking error using automated portfolio trading with integrated ATS and MTF access.

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

POSIT Crossing

        ITG's POSIT was launched in 1987 as a scheduled electronic trade matching system. The POSIT suite provides anonymous matching of non-displayed equity orders to minimize market impact and provide opportunities for price improvement within the National Best Bid and Offer ("NBBO"). POSIT Marketplace provides access to rich, diverse liquidity, is useful for all trading styles and is especially valuable for trading large blocks and small, illiquid names. POSIT Marketplace is the single source to access ITG's liquidity offerings, including POSIT Match, which has scheduled match cycles, POSIT Now, which has continuous matching, and the ITG Dark Algorithms. POSIT Marketplace uses dark pool aggregation technology to provide clients with simplified access to an expanded range of liquidity destinations and incorporates advanced liquidity filter technology to help ensure that clients are protected from gaming and are only interacting with quality liquidity. POSIT Alert leverages crossing opportunities in the trading systems of participating clients and has the ability to tap into trading opportunities before they enter the market. POSIT Alert, which uses the ITG Channel sweeping application, scans uncommitted shares on client trading systems. When a crossing opportunity is detected, the relevant POSIT Alert users are notified that an opportunity exists. POSIT Alert offers a way to tap into a reserve of hidden liquidity with minimal information leakage.

        Clients can also access the POSIT suite through ITG's brokerage subsidiary, AlterNet. AlterNet enables clients to execute trades in POSIT on a net basis, with the commission payable to ITG for the POSIT trade included in the price at which the client executes their POSIT trade. We also utilize AlterNet to bring quality sources of sell-side liquidity to match with buy-side orders in POSIT through spread-based trading whereby the sell-side is filled at the NBBO and we earn a spread on that side of the trade in lieu of a commission.

Post-Trade Solutions

        ITG offers a comprehensive suite of post-trade reporting and analytical tools to help improve investment performance. ITG's commitment to best execution also extends to the back-office, with broker-neutral operational services to help ensure that trades clear and settle efficiently, and tools to significantly lower the transaction costs associated with trade tickets.

Measurement & Analytics

        ITG Post-Trade Analytics offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. Offerings include ITG TCA (Transaction Cost Analysis), which assesses trading performance and implicit costs under various market conditions, so users can adjust strategies, reduce costs and boost fund performance, and potentially improve a fund's ranking. ITG Alpha Capture measures cost at every point of the investment process and provides to portfolio managers quarterly analytical reviews, written interpretations and on-site consultative recommendations to enhance performance.

Post-Trade Processing

        ITG Trade Ops is a consolidated, outsourced service for global trade matching and settlement that provides connectivity to the industry's post-trade utilities, support for multiple, flexible settlement communications methods and a real-time process monitor.

        ITG Single Ticket Clearing is a broker-neutral service that aggregates executions across multiple destinations for settlement purposes. Single Ticket Clearing helps reduce the number of trade tickets and resulting charges imposed by custodians, reducing the growing costs of trade processing due to market fragmentation.

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago, Los Angeles and San Francisco offices in the U.S., ITG has an additional North American office in Toronto, Canada. In Europe, ITG has offices in London, Dublin, Paris and Tel Aviv. In Asia Pacific, ITG has offices in Sydney, Melbourne, Hong Kong and Tokyo. Local representation in regional markets provides an important competitive advantage for ITG.

Canadian Operations

        ITG Canada was founded in 2000 and ranks in the Top 10 investment dealers in Canada. ITG Canada provides agency execution and portfolio trading services, ITG Algorithms, Triton, Radical, ITG Matrix, ITG Channel, ITG Alert, ITG Opt, ITG Logic, ITG Fair Value, ITG Data Analytics, ITG TCA, and Hedge Pro, a spread-based trading application, while connectivity is provided through ITG Net. ITG Canada also operates an interlisted securities arbitrage trading desk. ITG Canada's customers include asset and investment managers, broker-dealers and hedge funds.

        In July 2007, ITG Canada launched MATCH Now, an alternative marketplace for Canadian-listed equities, operated by ITG's wholly-owned subsidiary, TriAct Canada Marketplace LP. MATCH Now combines frequent call matches and continuous execution opportunities within a fully confidential non-displayed book, providing automatic price improvement over the Canadian NBBO.

European Operations

        ITG was established in Europe in 1998 as a broker-dealer focusing on European equities and providing ITG's technologies across the European markets. In Europe, ITG operates POSIT Match, POSIT Now and POSIT Alert, which currently offer the opportunity to trade in Austrian, Belgian, Cypriot, Czech, Danish, Dutch, Finnish, French, German, Greek, Hungarian, Irish, Italian, Norwegian, Portuguese, South African, Spanish, Swedish, Swiss, and UK equities. Other execution systems and services available in Europe include ITG Algorithms, certain ITG Routers, Triton, Radical, ITG Channel, ITG Trade Ops and ITG's trading desk services. ITG's suite of analytical products and services, with a focus primarily on ITG TCA, ITG Alpha Capture, ITG Data Analytics, ITG Fair Value, ITG Logic and ITG Opt, are also available in Europe. Electronic connectivity options include ITG Net, FIX-protocol and other customized solutions.

Asia Pacific Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australian equities. ITG provides institutional investors in Australia with a range of ITG's products and services including trade execution, execution management through Triton and pre-and post-trade analysis through ITG TCA and ITG Logic. Connectivity is available through ITG Net.

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's technologies across the Asian markets. ITG Hong Kong manages global trading into a number of markets across the region including markets in Hong Kong, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Execution services are provided via an experienced trading services team and also through ITG Algorithms and Triton. Pre- and post-trade analysis tools, including ITG TCA and ITG Logic are also available across most Asian markets. Connectivity is available through ITG Net.

  Japan

        In early 2005, ITG established a branch office in Tokyo. Following the issuance of a dealer's license from the Japanese Financial Services Agency ("FSA"), ITG Japan initiated trading operations in September 2005. In 2009, ITG Japan was granted a Proprietary Trading System license from the FSA to enable crossing services in Japanese equities. ITG Japan offers execution via Triton and ITG Algorithms, and analytics through ITG TCA and ITG Logic to local clients. Connectivity is available through ITG Net.

Competition

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

  •
  Our POSIT suite competes with various national and regional securities exchanges, ATSs, ECNs, MTFs, and systematic internalizers for trade execution services. These destinations have proliferated in recent years. These include traditional ATSs, as well as sell side consortia and exchange-sponsored crossing systems.

  •
  Our execution management systems, order management system and algorithmic trading products compete with offerings from independent vendors, agency only firms and other sell side firms.

  •
  Our full range of portfolio, single-stock, international and hedge fund trading services compete with trading desks at large sell side firms.

  •
  Our ITG Net business competes with managed network providers, which include certain order management system providers as well as firms offering stand-alone managed network services.

Regulation

        Certain of our U.S. and non-U.S. subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations ("SROs"), principally the Financial Industry Regulatory Authority ("FINRA") as well as other national securities exchanges. In addition to federal and SRO oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non-U.S. subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business, as further discussed below. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker-dealer subsidiaries in accordance with the rules they have adopted and amended from time to time.

        ITG's principal regulated subsidiaries are discussed below. The principal self-regulator of all our U.S. broker-dealers is FINRA.

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, The NASDAQ Exchange, Inc. ("NASDAQ"), National Futures Association ("NFA"), NYSE Arca, Inc., ("ARCA"), International Stock Exchange ("ISE"), CBOE Stock Exchange Inc. ("CBSX"), BATS Trading, Inc. ("BATS"), National Stock Exchange ("NSX"), Boston Stock Exchange ("NASDAQ BX"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

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

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA and 13 states.

  •
  Blackwatch Brokerage, Inc. ("Blackwatch") is a U.S. broker-dealer registered with the SEC, FINRA and five states.

  •
  ITG Canada is a Canadian broker-dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada ("IIROC"), the Ontario Securities Commission ("OSC"), the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission ("ASC"), British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. ITG Canada is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec. ITG Canada is a member of the Toronto Stock Exchange ("TSX"), TSX Venture Exchange, the Canadian National Stock Exchange ("CNSX") and the Montreal Exchange. TriAct Canada Marketplace LP ("TriAct") operates MATCH Now, an ATS under National Instrument 21-101 and is registered as an investment dealer with IIROC, the OSC and the ASC.

  •
  ITG Australia is a participating organization of the ASX Limited ("ASX") and a holder of an Australian Financial Services License issued by the Australian Securities and Investments Commission ("ASIC"). ITG Australia's principal regulators are the ASX and ASIC.

  •
  ITG Europe refers to ITG Ventures Limited, ITGL and/or its wholly owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized by the Irish Financial Services Regulatory Authority under the European Communities (Markets in Financial Instruments) Regulations 2007. ITGL is a member of the London Stock Exchange ("LSE"), Deutsche Boerse and Euronext and operates POSIT crossing systems in Europe as an MTF under Markets in Financial Instruments Directive ("MiFID"). ITGEL's London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom. ITGEL's Paris branch is regulated by the Banque de France.

  •
  ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer's license issued by the Securities and Futures Commission of Hong Kong ("SFC"), with the SFC acting as its principal regulator.

  •
  ITG Japan is regulated by the Financial Services Agency of Japan.

        Broker-dealers are subject to regulations covering all aspects of the securities trading business, including sales methods, trade practices, use and safekeeping of clients' funds and securities, capital structure, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its directors, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of investors and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

        ITG Inc., AlterNet, Blackwatch, and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD$1 million per customer. ITGL and ITGEL are required to be members of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. As ITG Europe does not have any retail investors, we pay only the minimum mandatory membership fee that applies to all firms regardless of whether they have retail investors. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund ("ICF") which provides compensation to retail investors. The source of the funds for the ICF is an Investor Compensation Levy on exchange-traded product transactions which is payable by buyers and sellers of securities. As ITG Hong Kong does not have any retail investors, it is not required by law to contribute to the ICF or to hold any insurance coverage for its clients. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by the ASX. In the past twelve months, no such requests have been made of ITG Australia.

Regulation ATS

        From POSIT's inception until the adoption of Regulation ATS, POSIT operated under a "no-action" letter from the SEC staff which indicated that it would not commence an enforcement action if POSIT were operated without registering as an exchange. We are currently operating the POSIT suite in the U.S. as part of our broker-dealer operations in accordance with Regulation ATS. Accordingly, neither POSIT Match nor POSIT Now is registered with the SEC as an exchange.

Net Capital Requirement

        ITG Inc., AlterNet, ITG Derivatives and Blackwatch are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital.

        ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, $500,000 and $5,000, respectively.

        For further information on our net capital position, see Note 20, Net Capital Requirement, to the consolidated financial statements.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development effort include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency. In our Consolidated Statements of Income, we expensed research and development costs amounting to $43.1 million, $39.3 million and $34.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Intellectual Property

        Patents and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities, and monitor the intellectual property claims of others.

        We own a portfolio of patents that principally relate to financial services. We also own and maintain a portfolio of trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The extent and duration of trademark rights are dependent upon national laws and use of the trademarks.

        While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position is dependent on patent or trademark protection or that our operations are dependent upon any single patent or group of related patents.

Clients

        For the years ended December 31, 2009, 2008 and 2007, no single client accounted for more than 10% of our consolidated revenue.

Employees

        As of December 31, 2009, the Company employed 1,183 staff globally, of which 791, 79, 196 and 117 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Availability of Public Reports

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K are available without charge on our website at http://investor.itg.com. You may also obtain copies of our reports without charge by writing to: Investment Technology Group, Inc., 380 Madison Avenue, New York, NY 10017, Attn: Investor Relations.

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

        Declines in the volume of securities traded would generally result in lower revenues from our commission-based products and services, which generate the vast majority of our revenues globally. In addition, securities' price declines would adversely affect our non-North American trading commissions, which are based on the value of transactions. The demand for our trade execution services is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Over the past several years, trading volumes and market values have fluctuated significantly and may continue to do so. Increased risk aversion brought about by the financial crisis resulted in a flow of funds out of actively managed domestic equity funds, thereby curtailing their trading activity, which has weighed heavily on our average daily volumes and the use of our higher value services. The expected correlation between recovering share prices and the flow of money back into equity funds has not yet materialized.

Decreases in our commission rates and other transactional fees could adversely affect our operating results.

        For the last several years, the institutional equities markets have experienced continued pricing pressure on commission rates, and we experienced a significant decrease in our average commission rate during 2009. We anticipate a continuation of the competitive commission pricing environment for the foreseeable future due to the proliferation of electronic execution firms and the re-bundling of commissions and other services. A significant decrease in commission rates or other transactional fees could materially harm our financial condition and operating results.

Our fixed costs may result in reduced profitability or losses.

        We incur significant operating and capital expenditures to support our business that do not vary directly, at least in the short term, with fluctuations in securities transaction volumes and revenues. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital, operating and research expenditures in advance of such projected increases, including during periods of low transaction volumes. In the event of a material reduction in trading volumes and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. In the event that growth in executed volumes does not occur or we are not able to successfully implement and monetize our capital and research projects, including by failing to accurately forecast the demand for new products, the expenses related to such investments could cause reduced profitability or losses.

A further reduction in our profitability or in our share price may require us to record impairment charges related to goodwill and other long-lived assets and such charges may be large and have a material impact on our consolidated financial statements.

        During 2009 we experienced a decline in our profitability and our market capitalization is currently trading at levels below our reported book value. If there is a further reduction in our profitability or in our share price, we may be required to record impairment charges on goodwill and other long-lived assets. Since these assets comprise a substantial portion of our balance sheet, such charges could have a material impact on our consolidated financial statements.

A failure in the design or operation of our technology could adversely affect our profitability and reputation.

        A technological failure or error of one or more of our products or systems, including but not limited to POSIT Marketplace, our algorithms, smart routers, and order and execution management systems, could result in lost revenues and/or significant market losses. We operate complex trading systems, analytical products and algorithms that may fail to correctly model interacting or conflicting trading objectives, unusual market conditions, available trading venues and other factors, which may cause unintended results. Similarly, the operation of our systems can be quite complex and departure from standard procedures can result in adverse trading outcomes. Such problems could cause us to incur trading losses, lose clients or experience other reputational harm resulting in lost revenues and profits. While we put all of our products through rigorous quality assurance testing, we cannot test for all potential scenarios or ensure that the technology will function as designed and intended in all cases.

If we fail to keep up with rapid changes in technology and continue to provide leading products and services to our customers, our results of operations could be negatively impacted.

        The institutional brokerage industry is subject to rapid technological change and evolving industry standards. Our customers' demands become greater and more sophisticated as the dissemination of products and information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies, innovate in a timely and cost-effective manner and adapt to technological advancements and changing standards, we may be unable to compete effectively, which could have a material adverse effect on our business. Many of our competitors have significantly greater resources than we do to fund such technological advances. Moreover, the development of technology-based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases, failure to meet key deadlines or significant problems in creating new products could negatively impact our revenues and profits.

Insufficient system capacity, system operating failures, disasters or security breaches could materially harm our reputation, financial position and profitability.

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

        Our corporate headquarters and largest concentration of employees and technology is in the New York metropolitan area. Our other offices are also located in major cities around the globe. If a business system disruption were to occur, especially in New York, for any reason including widespread health emergencies, natural disasters or terrorist activities, and we were unable to execute our disaster recovery plan, it could have a material effect on our business. Moreover, we have varying levels of disaster recovery plan coverage among our non-U.S. subsidiaries.

        Our business relies on the secure storage, processing and transmission of data, including our clients' confidential data, in our internal systems and through our vendor networks and communications infrastructure. Third parties who are able to breach our or our vendors' security systems may be able to cause system damage or failures or perform unauthorized trading that could result in significant losses. Although we take significant precautions and implement protective measures, which are updated and monitored regularly, there is no guarantee that our systems can prevent all unauthorized access or that our third party vendors will be able to secure their networks and systems. If our or one of our vendors'

security is breached and unauthorized access is obtained to the confidential information of our clients, it could cause us reputational harm and our clients may then reduce or cease their use of our services, which would adversely impact our results of operations.

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

        We depend on a number of third parties to supply elements of our trading systems, computers, market data, data centers, FIX connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these providers will be willing and able to continue to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our evolving needs. Moreover, we are dependent on our communications network providers for interconnectivity with our clients, markets and clearing agents to service our customers and operate effectively. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our customers and our business, financial condition and our operating results could be materially harmed.

Our securities and clearing business exposes us to material liquidity risk.

        We are self-clearing in the U.S., Hong Kong and Australia. In those markets, we may be required to provide considerable additional capital to regulatory agencies or increase deposits with clearing and settlement organizations, such as the National Securities Clearing Corporation ("NSCC") or Depository Trust and Clearing Corporation ("DTCC") in the U.S., especially during periods of high market volatility. We have relied on our excess cash and certain established banking relationships to meet those demands. While we have historically met requests for additional capital, there is no guarantee that any of our liquidity providers will meet those needs if called upon in the future.

        In addition, each of our broker-dealer subsidiaries worldwide is subject to regulatory capital requirements promulgated by the applicable regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by its regulatory body. Historically, all regulatory capital needs of our broker-dealers have been provided by cash from operations. However, if cash from operations, together with existing financing facilities are not sufficient, we cannot be assured that we would be able to obtain additional financing.

Our business exposes us to credit risk that could affect our operating results and profitability.

        We are exposed to credit risk from third parties that owe us money, securities or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, client trading errors for which they are unable to cover may cause us to incur financial losses. Volatile securities markets, credit markets and regulatory changes increase our exposure to our customers' credit profiles, which could adversely affect our financial condition and operating results. The downturn in the global securities and credit markets, which began in the second half of 2008 and which continued into 2009, increased our exposure to credit risk. While our broker-dealer subsidiaries that are not self-clearing have clearing agreements with their clearing brokers who review the credit risk of trading counterparties, we have no assurances that those reviews or our own are adequate to provide sufficient protection from this risk.

As a clearing member firm in certain jurisdictions we are subject to significant default risk.

        We are required to finance our clients' unsettled positions from time to time and we could be held responsible for the defaults of our clients. Default by our clients may also give rise to our incurring penalties imposed by execution venues, regulatory authorities and settlement systems. Although we regularly review our credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions that could in turn adversely affect us.

Our operations in jurisdictions other than the U.S., Hong Kong and Australia are dependent on their clearing agents and any failures by such clearing agents could materially impact our business and operating results.

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

We incur limited principal trading risk.

        A limited portion of our revenues is derived from arbitrage and certain customer facilitation trading in which some of our broker-dealers act as principal. As a result of this trading, we may incur losses relating to the purchase or sale of securities for our own account. Although we attempt to close out all of our positions by the end of the day, we bear the risk of market fluctuations and we may incur losses due to changes in the prices of such securities. Any principal gains or losses resulting from these positions could have a disproportionate effect, positive or negative, on our revenues and profits.

The business in which we operate is extremely competitive worldwide.

        Many of our competitors have substantially greater financial, technical, marketing and other resources than we do, which, among other things, enable them to compete with the services we provide on the basis of price, including lowering prices for certain of our key services to gain business in their higher margin areas, and a willingness to commit their firms' capital to service their clients' trading needs on a principal, rather than on an agency basis. Many of them offer a wider range of services, have broader name recognition, and have larger customer bases than we do. Some of our competitors have long-standing, well-established relationships with their clients, and also hold dominant positions in their trading markets. Moreover, new entrants may enter the market with alternative methods of providing trade and execution and related services, and existing competitors often launch new initiatives. Most recently, many of our competitors have undertaken measures to link various electronic trading systems, order routers, and trading desks in an effort to increase the internalization of liquidity.

        Although we believe that our products and services have established certain competitive advantages, our ability to maintain these advantages will require continued enhancements to our products, investment in the development of our services, additional marketing activities and enhanced customer support services. There can be no assurance that we will have sufficient resources to continue to make this investment, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our market position. If competitors offer superior services, our market share would be affected and this would adversely impact our business and results of operations.

We face certain challenges and risks to the growth of our non-U.S. business that may adversely affect our business strategy.

        Global expansion is a key component of our business plan. We have invested significant resources in our foreign operations and the globalization of our products and services. However, there are certain risks inherent in the expansion of our business outside of the U.S., including but not limited to, additional regulatory capital requirements, less developed technology and infrastructure and higher costs for infrastructure. These risks may limit our ability to provide services to clients in certain markets. There also may be difficult and lengthy processes for obtaining regulatory approvals. This could result in delays in our global business plans, difficulties in staffing foreign operations and adapting our products to foreign markets, practices and languages, exchange rate risks and the need to meet foreign regulatory requirements. Each of these could force us to alter expansion plans or timelines and this may adversely impact our growth strategy.

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2009	2008	2007
Largest customer	2.6%	4.2%	6.1%
Second largest customer	2.1%	2.2%	3.6%
Third largest customer	2.0%	2.1%	2.3%
Ten largest customers	16.3%	19.2%	24.5%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

        We currently operate the POSIT suite in the U.S. under Regulation ATS, our European operations are subject to MiFID and we must comply with the requirements of the U.S. Patriot Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker-dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensure of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we expand our business, we will be exposed to increased and different types of regulatory requirements and it may be difficult for us to determine the exact requirements of local laws in every market.

        In the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The current U.S. administration and other members of the U.S. Federal Government and other governments have indicated that they are considering new regulatory requirements for the financial services industry. We cannot predict the extent to which any future regulatory changes can affect our business.

        In 2009, the SEC proposed several rule amendments, including but not limited to, the potential implementation of a short sale price test rule and additional regulatory obligations for operators of dark liquidity pools. While it is difficult to predict the final versions of these particular rule amendments, they may have a material impact on our business model if they are approved by the SEC.

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

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of Macgregor and RedSky Financial, LLC (now ITG Derivatives), as well as various strategic relationships. We intend to continue to pursue strategic acquisitions and strategic relationships. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. Strategic relationships may be important to our business prospects and we may not be able to successfully develop or maintain such relationships. If we are unable to successfully complete acquisitions and integrate the acquired businesses, if we suffer a material loss due to an acquired business or if we fail to develop or maintain strategic relationships, it may have a material effect on our operating results.

Our business could be adversely affected by our inability to attract and retain talented employees, including sales, technology and development professionals.

        Our business operations require highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we are unable to hire or retain the services of talented sales, technology and development professionals, we would be at a competitive disadvantage. In addition, recruitment and retention of qualified staff could result in substantial additional costs.

Misconduct and errors of our employees could cause us reputational and financial harm.

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

        In addition to trading errors, other employee errors or misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Such misconduct could result in losses, litigation or other material adverse effects on the Company.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

        We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including, for example, losses resulting from firm errors, customer defaults, fraud and money-laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure.

        Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our stock price.

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

U.S. Operations

        The Company's principal offices are located at 380 Madison Avenue in New York, New York, where approximately 101,000 square feet of office space is currently being leased pursuant to coterminous leases expiring in January 2014.

        A technology research, development, sales and technical support services facility is maintained in Los Angeles, California where the Company occupies approximately 78,000 square feet of office space. Approximately 24,000 square feet of office space is located at 600 Corporate Pointe. An additional 54,000 square feet of office space is located at 400 Corporate Pointe. Both leases expire in December 2016.

        The Company has regional offices in Boston, Massachusetts where approximately 58,800 square feet of office space is occupied pursuant to two leases expiring in April 2010 and May 2011, respectively. As the leases for these locations expire, the Company will be consolidating to one location pursuant to a lease agreement expiring in 2021.

        The Company also has additional regional offices in Chicago, Illinois where it occupies approximately 10,300 square feet under a lease agreement expiring in October 2012, and in San Francisco where it occupies approximately 1,200 square feet under a lease agreement expiring in December 2011.

        An office in Rye Brook, New York is maintained where we occupy 15,250 square feet of office space. The lease agreement expires in December 2016.

Canadian Operations

        ITG Canada has an office in Toronto where it occupies approximately 19,900 square feet of office space pursuant to a lease expiring in December 2016.

European Operations

        ITG Europe has offices in Dublin, Ireland and London, England where it occupies approximately 5,000 and 9,000 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in February 2013, and the London space is leased pursuant to an agreement that expires in September 2013. ITG Europe also has a regional office in Paris, France.

        The Company also has a technology research facility in Tel Aviv, Israel where approximately 13,500 square feet of office space is occupied pursuant to a lease agreement that expires in February 2011.

Asia Pacific Operations

        ITG Australia has offices in Melbourne and Sydney, where approximately 8,800 and 4,300 square feet of office space, respectively. We lease the space in Melbourne pursuant to a lease agreement that expires in February 2011 and are currently finalizing the terms of a lease extension related to the space in Sydney.

        ITG Hong Kong occupies approximately 7,500 square feet of office space in Hong Kong pursuant to a lease that expires September 2012.

        ITG Japan occupies approximately 3,100 square feet of office space in Tokyo. The lease agreement expires in March 2011.

Item 3.    Legal Proceedings

        On November 21, 2006, Liquidnet, Inc. filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. infringe one or more claims of U.S. Patent No. 7,136,834 (the '834 Patent") through its "Channel ITG" and the "Macgregor XIP" products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet, Inc. filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet Inc. did not own the '834 Patent (the patent was owned by Liquidnet Inc.'s corporate parent, Liquidnet Holdings, Inc. ("Liquidnet")), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively "ITG") sued Liquidnet in the United States District Court for the Southern District of New York seeking a declaratory judgment that the '834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet filed its answer, affirmative defense and counterclaims, alleging infringement of the '834 Patent. ITG's declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG's motion was granted. Fact discovery is complete and on December 16, 2009, the Court held a Markman hearing, in which claim construction arguments were heard. On January 19, 2010, the Court issued a ruling construing the patent claim at issue.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

        Our common stock trades on the NYSE under the symbol "ITG".

        The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the NYSE.

	High	Low
2008:
First Quarter	49.81	40.73
Second Quarter	49.91	33.46
Third Quarter	35.75	27.13
Fourth Quarter	30.26	13.94
2009:
First Quarter	25.94	17.02
Second Quarter	27.93	18.31
Third Quarter	28.82	18.11
Fourth Quarter	28.38	17.92

        On February 16, 2010, the closing sales price per share for our common stock as reported on the NYSE was $17.01. On February 16, 2010, we believe that our common stock was held by approximately 35,655 stockholders of record or through nominees in street name accounts with brokers.

        On July 22, 2004, the Board of Directors authorized management to use its discretion to repurchase up to 2.0 million shares of common stock in open market or privately negotiated transactions. The authorization, which has no expiration date, was reaffirmed by the Board of Directors on August 6, 2007. On July 30, 2008, the Board of Directors re-authorized the purchase of the shares remaining under the 2004 authorization and authorized the purchase of an additional 2.0 million shares of common stock. This authorization has no expiration date. As of December 31, 2009, there were over 2.0 million shares available for repurchase.

        During 2009, we repurchased approximately 0.1 million shares of our common stock at a cost of approximately $2.7 million related to the net settlement of employee share-based awards.

        The following table sets forth our share repurchase activity during 2009, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2009
To: January 31, 2009	42,707	$21.75	—	2,048,668
From: February 1, 2009
To: February 28, 2009	—	—	—	2,048,668
From: March 1, 2009
To: March 31, 2009	187	22.50	—	2,048,668
From: April 1, 2009
To: April 30, 2009	8,053	23.52	—	2,048,668
From: May 1, 2009
To: May 31, 2009	5,361	20.57	—	2,048,668
From: June 1, 2009
To: June 30, 2009	—	—	—	2,048,668
From: July 1, 2009
To: July 31, 2009	16,550	18.98	—	2,048,668
From: August 1, 2009
To: August 31, 2009	—	—	—	2,048,668
From: September 1, 2009
To: September 30, 2009	—	—	—	2,048,668
From: October 1, 2009
To: October 31, 2009	22,127	27.36	—	2,048,668
From: November 1, 2009
To: November 30, 2009	696	20.30	—	2,048,668
From: December 1, 2009
To: December 31, 2009	24,120	20.13	—	2,048,668

Total	119,801	$22.14	—

(a)
This column includes the acquisition of 119,801 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

        The Company's dividend policy is to retain earnings to finance the operations and expansion of our businesses. As a result, we have no intention of paying cash dividends on common stock at this time.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2009.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Income data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five-year period ended December 31, 2009, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Income Data: ($ in thousands, except per share amounts)
Total revenues	$633,069	$762,983	$730,999	$599,484	$408,161
Total expenses	556,618	567,457	542,131	437,520	299,065

Income before income tax expense	76,451	195,526	188,868	161,964	109,096
Income tax expense	33,617	80,884	77,761	64,041	41,410

Net income	$42,834	$114,642	$111,107	$97,923	$67,686
Basic earnings per share	$0.98	$2.64	$2.52	$2.26	$1.61

Diluted earnings per share	$0.97	$2.61	$2.48	$2.21	$1.60

Basic weighted average number of common shares outstanding (in millions)	43.5	43.5	44.0	43.4	42.2
Diluted weighted average number of common shares outstanding (in millions)	44.0	44.0	44.8	44.3	42.4
Consolidated Statements of Financial Condition Data: ($ in thousands, except per share amounts)
Total assets	$1,703,103	$1,685,453	$2,100,887	$1,462,312	$1,016,334
Cash and cash equivalents	$330,879	$352,960	$183,757	$321,298	$261,044
Total debt	$46,900	$119,400	$233,900	$160,900	$—
Total stockholders' equity	$867,700	$787,380	$704,295	$608,034	$462,306

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Overview

        ITG is an independent agency brokerage and financial technology firm that partners with asset managers to deliver institutional global liquidity and help improve performance throughout the investment process. A unique partner in electronic trading since the launch of POSIT in 1987, ITG's integrated approach includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Institutional investors rely on ITG's independence, experience and agility to help measure performance, mitigate risk and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations, following the realignment of our organizational structure to manage our business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009 (see Note 25, Segment Reporting, to the consolidated financial statements). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment includes our trade execution, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel. The Asia Pacific Operations segment includes our trade execution, network connectivity and research service businesses in Australia, Hong Kong and Japan.

  Sources of Revenues

        Our revenues consist of commissions and fees, recurring and other.

        Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) commission sharing arrangements and (iii) income generated on our spread-based trading business whereby equity orders are filled at different prices within or at the NBBO. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific and (iii) our commission rates. Certain factors that affect our volumes and contract values traded include (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from spread-based trades are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our order and execution management products and other vendors' products, direct computer-to-computer links to customers through ITG Net (our private value-added FIX financial electronic communications network) and third party networks and phone orders from our customers.

        Recurring revenues are derived from the following primary sources: (i) subscription revenue generated from the usage of software and analytical products, (ii) maintenance and customer technical support on our order management system and (iii) connectivity fees generated through ITG Net.

        Other revenues include: (i) income from same day interlisted arbitrage trading in Canada, (ii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from customers' short settlement activities, (iii) non-recurring professional services, such as one-time implementation and customer training related activities, (iv) the interest earned on stock borrow transactions, (v) investment and interest income and (vi) client errors and accommodations.

  Expenses

        Compensation and employee benefits, our largest expense, consist of salaries and wages, incentive compensation, share-based compensation and related employee benefits and taxes. Incentive compensation is tied to specified objectives such as revenue and profitability and as a result, compensation and employee benefits will fluctuate with these measures.

        Transaction processing expense consists of costs to access various third-party execution destinations, process and settle transactions, as well as interest expense on stock loan transactions. These costs tend to fluctuate with share and trade volumes, the mix of trade execution services used by clients and the rates charged by third parties.

        Occupancy and equipment consist primarily of rent and utilities related to leased premises, office equipment and depreciation and amortization of fixed assets and leasehold improvements.

        Telecommunications and data processing services primarily consist of costs for obtaining market data, telecommunications services and systems maintenance.

        Other general and administrative expenses primarily include software amortization, consulting, business development and professional fees.

        Restructuring charges include all costs associated with the restructuring plan we committed to in the fourth quarter of 2009 that realigned our resources and investment spending with the focus on improving margins and profitability. Included are costs related to employee separation, the consolidation of leased facilities and write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities.

        Interest expense consists primarily of costs associated with our outstanding debt and credit facility.

Non-GAAP Financial Measures

        To supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), management uses certain "non-GAAP financial measures" as such term is defined in SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company's operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain unique items such as acquisitions, divestitures, restructuring charges or items outside of management's control, such as foreign currency exchange rates. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into our financial position and operating performance.

        Net income (and net income per diluted share) excluding restructuring charges are provided to facilitate the relevant period-to-period comparison of net income by excluding this unique item that impacts overall comparability. These non-GAAP measures should be viewed in addition to, and not as an alternative to, net income as determined in accordance with U.S. GAAP.

        Commissions and fees excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of the underlying growth in commissions and fees by excluding these items outside of management's control that impact the overall comparability. Underlying commissions and fees should be viewed in addition to, and not as an alternative to, commissions and fees as determined in accordance with U.S. GAAP.

Executive Summary for the Year Ended December 31, 2009

        The operating environment for U.S. equity asset managers was very challenging in 2009, negatively impacting our revenues and profitability. During 2009, U.S. equity funds experienced net outflows of $39.7 billion according to the Investment Company Institute ("ICI") (including net outflows of $32.6 billion in the fourth quarter of 2009), even with the 26% increase in the S&P 500 index. The historical correlation between recovering U.S. share prices and the flow of money into domestic equity funds has not yet materialized, as investors have been allocating more of their portfolios to fixed income and foreign equity funds. Although overall U.S. equity volumes were up 7% in 2009 as compared to 2008 (measured by the combined share volume in NYSE and NASDAQ-listed securities) due to the increase in high frequency trading, the negative flows out of actively managed domestic equity funds has reduced the trading activity of our core client base, weighing heavily on our average daily volumes and the use of our higher value, higher priced services. The reduction in our trading volumes and commission rates resulted in a 17% decline in our consolidated revenues compared to 2008. U.S. revenues of $457.4 million were down 20% compared to 2008.

        Against this backdrop, we commenced a strategic review of our overall cost structure, technology assets and competitive position. In the fourth quarter, we committed to a restructuring plan (aimed primarily at our U.S. Operations) to reengineer our operating model to focus on a leaner cost structure and a more selective deployment of resources towards those areas of our business that provide a sufficiently profitable return. As a result, we recorded a $25.4 million restructuring charge in the fourth quarter, which included costs related to employee separation, the consolidation of leased facilities and write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities. Employee separation costs relate to the termination of 144 employees (or 11% of our global workforce) primarily from our U.S. Operations. We expect this restructuring plan to reduce our ongoing cost structure beginning in the first quarter of 2010 by $22 million to $25 million annually. Most of the restructuring costs are expected to be paid in the first quarter of 2010, with the exception of payments related to vacated facilities under a non-cancelable lease, which will continue until April 2012. See Note 3, Restructuring Charges, in the notes to the consolidated financial statements for more detailed information.

        Due to the fixed nature of a significant portion of our expense base in areas such as development, infrastructure and telecommunications, and the increase of our investment in international regions, we were not able to reduce our expenses at the same rate as our revenue decline. Excluding the impact of the restructuring charge, our consolidated expenses were down 6% in 2009 to $531.2 million, mostly attributable to lower incentive compensation in the U.S. and Canada (see Non-GAAP Financial Measures). Our other general and administrative costs were also lower due to reduced amounts of legal, recruiting and consulting expenses. Offsetting these declines were higher equipment related expenses in the U.S. for depreciation and software subscription and maintenance costs and higher telecommunications and market data costs in Europe to support our growing self-directed client business. Net income for 2009 was $42.8 million, or $0.97 per diluted share compared to $114.6 million or $2.61 per diluted share in 2008. Excluding the impact of the fourth quarter restructuring charge described above, net income for 2009 was $59.2 million, or $1.34 per diluted share (See Non-GAAP Financial Measures).

        In Canada, we continue to operate within a challenging economic and trading landscape. Revenues from our Canadian Operations were $70.8 million, down 15% from 2008, primarily due to lower interlisted arbitrage trading revenues and the strengthening of the U.S. Dollar. While total volume on the TSX increased over 8% in 2009, the increasing presence of high frequency traders, which typically employ their own software and low-latency hardware resources to execute trades, reduced the volume of commission earning trades available to institutional brokers. The trading activity of high frequency traders, together with reduced volatility from the historically high levels in 2008, has also reduced the spread available on arbitrage trading opportunities. The market structure in Canada has evolved into a multiple destination marketplace over the last year with differing pricing structures. The TSX, the once dominant incumbent, continues to lose market share to new entrants. In this rapidly changing market, we are enhancing our smart routing and lower latency access capabilities to improve our product offering and manage our variable transaction processing costs.

        In Europe, market conditions are continuing to improve although market turnover (or the value of shares traded) remains lower than 2008 levels. Revenues from our European Operations were $75.4 million, a 3% decrease from 2008 primarily due to the negative impacts of currency translations, offset in part by the assignment of certain recurring revenue contracts from the U.S. to Europe. The steady increase in equity price levels (which benefits our value-based commissions) and additional market share gains have benefited the performance of our European Operations, with the fourth quarter being the most profitable quarter to date in the region. The significant investment in our European Operations has yielded product parity with our U.S. Operations. With the changing, fragmented market landscape (post MiFID) and the increased bias towards electronic trading, we anticipate that our more extensive product suite provides us with a firm position upon which to capitalize on further market improvements. We are also reducing our transaction processing costs through improvements in internalization and smart routing and cost reduction efforts on our settlement activities.

        In Asia Pacific, business conditions remain challenging. Market indices have rebounded from earlier in the year. However, market turnover in Hong Kong, Japan and Australia declined from 2008 levels. Revenues from our Asia Pacific Operations were $29.4 million, down 4% from 2008. While we gained market share across several markets in the Asia Pacific region, our market share is still a relatively small share of the entire market. Over the long term, we believe that Asia Pacific markets will increasingly fragment, creating a higher demand for electronic trading capabilities, and that advisory services and execution commissions will become unbundled, thereby allowing institutional investors to select the best execution providers independent of their research needs. During 2009, we incurred significant pre-tax losses as we continued to invest in our sales team and product platform expansion to position us to capitalize on a return to favorable market conditions.

        We performed our annual impairment testing as of October 1, 2009 and determined that there was no impairment to the carrying values of goodwill or intangible assets. However, due to the reduction in our profitability during 2009 as described above, we estimate the fair value of our U.S. Operations to be approximately 26% higher than its October 1, 2009 carrying value based on our current forecast of future growth. If we do not achieve our forecasted revenue or net income growth rates, or if our market capitalization declines further below our reported book value, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing or prior to that, if any such change constitutes a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Please see the additional discussions of our goodwill and potential future impairment charges in the Critical Accounting Policies portion of this section and in Item 1A, Risk Factors.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

U.S. Operations

	Year Ended December 31,
$ in thousands	2009	2008	Change	% Change
Revenues:
Commissions and fees	$384,280	$488,522	$(104,242)	(21)
Recurring	69,643	80,784	(11,141)	(14)
Other	3,491	2,006	1,485	74

Total revenues	457,414	571,312	(113,898)	(20)
Expenses:
Compensation and employee benefits	160,725	184,702	(23,977)	(13)
Transaction processing	52,763	44,774	7,989	18
Other expenses	145,999	153,595	(7,596)	(5)
Restructuring charges	21,314	—	21,314	—
Interest expense	2,511	7,253	(4,742)	(65)

Total expenses	383,312	390,324	(7,012)	(2)

Income before income tax expense	$74,102	$180,988	$(106,886)	(59)

Pre-tax profit margin	16.2%	31.7%	(15.5)%

        Overall U.S. equity volumes were up 7% in 2009 as compared to 2008 (measured by the combined share volume in NYSE and NASDAQ-listed securities) primarily due to the increase in high frequency trading. In contrast, our average daily volume in the U.S. on our core commission trading activity declined 12% in 2009 compared to 2008, with fourth quarter average daily volume falling 11% below the third quarter of 2009 and 27% below the fourth quarter of 2008. As described above, we have experienced a reduction in volumes from our actively managed fund clients due to the shift in investment allocations out of domestic equity funds as evidenced by net outflows of $39.7 billion from these funds in 2009. The reduction in volumes from our actively managed fund clients has also changed the mix of services provided away from our higher valued, higher priced execution services, reducing our average commission rate during 2009 by 18%. This rate decline was fully realized in the first quarter of 2009 and our average rate has been relatively unchanged since then. Offsetting the decline in our core customer trading activity were the growing fees from the spread-based trading business which began in the first quarter of 2009.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2009	2008	Change	% Change
Total trading volume (in billions of shares)	47.3	53.9	(6.6)	(12)
Trading volume per day (in millions of shares)	187.7	213.0	(25.3)	(12)
Average commission rate per share ($)	$0.0068	$0.0083	$(0.0015)	(18)
U.S. market trading days	252	253	(1)	—

*
Represents core equity business excluding ITG Derivatives, commission sharing revenues through our ITG Net offering and fees on spread-based transactions.

        Recurring revenues declined following the assignment in October 2008 of certain customer agreements for our OMS and ITG Net services with approximate annual revenues of $12.3 million

(along with associated costs) to our European Operations. Also contributing to this decline were the cancellations of subscriptions for OMS, ITG Net and analytical products due in part to clients internally consolidating the use of our applications and client merger activity.

        Other revenue growth from stock borrow interest was partially offset by significantly lower investment income as the impact of the extremely low interest rates more than offset increases in invested funds.

        Compensation and employee benefits savings were achieved through significantly reduced performance-based compensation levels and lower headcount (which also included the above mentioned transfer of certain OMS and ITG Net staff). These savings were partially offset by non-restructuring related separation costs which increased by $5.5 million and share-based compensation which increased by $3.5 million. In 2010, we expect salaries and benefits to decline following the restructuring, which will be partially offset by a decrease in capitalized salaries (related to software development) and an increase in share-based compensation as we have expanded its use as part of our annual incentive compensation program.

        Transaction processing costs rose due to higher business activity in our options trading business (where transaction processing costs are higher than our core equity business), SEC section 31 fees on our growing spread-based trading business, which also had an increase in rate effective April 1, 2009, and increased interest costs on stock loan transactions. The higher stock loan interest costs were more than offset by the related stock borrow interest revenues on our offsetting matched-book positions.

        Other expenses decreased slightly year over year due to the benefits of certain cost control measures taken during the year. Savings were achieved through lower spending levels in areas such as business development, legal, recruiting and consulting, as well as improved receivable collections which offset the impact of higher: (i) capitalized software amortization expense related to new product releases, (ii) network connectivity and market data fees and (iii) equipment related costs, including depreciation and software subscription and maintenance costs. In addition, in 2008, we wrote down the value of our shares of common stock in NYSE Euronext, Inc. by $1.5 million as it was determined that the impaired market value was other-than-temporary and we wrote-off capitalized software costs of $1.7 million related to the discontinuation of certain non-core products. We expect capitalized software amortization expense to continue to increase in 2010 following the increase in our development efforts during the prior two years.

        As described above, restructuring charges include costs related to employee separation, consolidation of leased facilities and the write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities.

        Interest expense declined significantly due to a lower outstanding balance on our long term debt and significantly lower LIBOR-based interest rates. Additionally, interest rate swaps which were economically unfavorable due to the drop in interest rates after their inception in 2006 expired on March 31, 2009.

Canadian Operations

	Year Ended December 31,
$ in thousands	2009	2008	Change	% Change
Revenues:
Commissions and fees	$59,749	$65,283	$(5,534)	(8)
Recurring	2,568	1,556	1,012	65
Other	8,450	16,512	(8,062)	(49)

Total revenues	70,767	83,351	(12,584)	(15)
Expenses:
Compensation and employee benefits	18,785	24,881	(6,096)	(25)
Transaction processing	14,224	13,508	716	5
Other expenses	18,505	19,233	(728)	(4)
Restructuring charges	2,636	—	2,636	—

Total expenses	54,150	57,622	(3,472)	(6)

Income before income tax expense	$16,617	$25,729	$(9,112)	(35)

Pre-tax profit margin	23.5%	30.9%	(7.4)%

        In 2009, the TSX recorded a fifth consecutive year of share volume and transaction increases. Significant drivers of the increased volume included the increased presence of high frequency trading, as well as the TSX's incentive program (introduced in the fourth quarter of 2008) for electronic liquidity providers that trade on a proprietary basis (such as electronic market makers). As these market participants are generally not components of our core client base, 2009 was a challenging year for our Canadian Operations characterized by ongoing pricing pressure and a noticeable slowdown in activity with a number of clients who continued to proceed with a heightened degree of caution. Our total client share volume executed on all venues in 2009 was virtually flat as compared to 2008 after several years of growth. Additionally, the strengthening U.S. Dollar reduced commissions and fees by $4.3 million.

        Revenues from our interlisted arbitrage and foreign exchange trading business (included in other revenues) were down in 2009 compared to 2008. Aside from an unfavorable foreign exchange impact of $0.6 million, the reduction was attributable to several factors including lower market volatility and the expanding presence of high frequency participants (which has narrowed spreads and therefore reduced profitable trading opportunities). We continue to work on trading strategy modifications and other enhancements to increase the revenue generating capacity of this business line. In contrast, our Canadian recurring revenues grew as our ITG Net connectivity business nearly doubled its Canadian revenue base following a significant expansion in the number and usage of our network connections.

        Compensation and employee benefits cost savings were achieved through reduced performance-based compensation and favorable exchange rate translation. The reductions in other expenses reflect favorable exchange rate translation, as well as our cost control efforts in areas such as consulting and business development. We also incurred restructuring costs related to employee separation as part of our plan to re-align the organization for the future.

        Canadian transaction processing costs were higher as we executed more trades as takers of liquidity, which in late 2008 began to incur higher costs. This was primarily attributable to the increasing presence of high frequency traders employing passive credit arbitrage strategies. As liquidity takers, we pay full cost on the active side rather than earning a passive rebate as liquidity providers.

        Overall, currency translation reduced total revenues and pre-tax income by $5.1 million and $1.1 million, respectively.

European Operations

	Year Ended December 31,
$ in thousands	2009	2008	Change	% Change
Revenues:
Commissions and fees	$59,862	$72,691	$(12,829)	(18)
Recurring	14,989	5,566	9,423	169
Other	592	(505)	1,097	217

Total revenues	75,443	77,752	(2,309)	(3)
Expenses:
Compensation and employee benefits	34,345	30,420	3,925	13
Transaction processing	21,761	30,671	(8,910)	(29)
Other expenses	14,606	19,277	(4,671)	(24)
Restructuring charges	69	—	69	—

Total expenses	70,781	80,368	(9,587)	(12)

Income (loss) before income tax expense	$4,662	$(2,616)	$7,278	278

Pre-tax profit margin	6.2%	(3.4)%	9.6%

        The global credit crisis continued to affect European equity trading volumes and market values. While European markets rallied during 2009, volumes and share prices remain substantially lower than in 2008, resulting in lower share values on which European commissions and fees are dependent. Despite these challenging circumstances, our European Operations returned to profitability in 2009, achieving both higher market share and successful cost control.

        European commissions and fees were adversely affected by a nearly $11.0 million currency translation impact. Excluding currency translation (see Non-GAAP Financial Measures) commissions and fees fell only 3%, despite significantly lower share values in the market. Enhancements made to crossing products and the continued growth of our self-directed client business offset much of the impact of lower levels of client portfolio trading and the market downturn.

        Higher recurring revenues reflect the assignment in October 2008 of certain customer agreements for our OMS and ITG Net services with annual revenues of $12.3 million (along with associated costs) from our U.S. Operations, as well as an increase in analytical product sales. These increases were partially offset by unfavorable currency translation of $2.7 million.

        Compensation and employee benefits expense reflects an increase of $2.6 million in non-restructuring related employee separation costs, the transfer of certain OMS and ITG Net support staff to the region and the continued investment in staff to support the growing business and diversified product range, partially offset by favorable currency translation.

        Transaction processing cost savings outpaced the decline in commission revenue due to modifications made to our order routing strategy increasing the use of MTFs, where costs are generally lower than traditional exchanges, as well as increased internalization using POSIT. We also had lower clearing and settlement costs from settlement market netting and obtaining agent discounts. We expect these costs to continue to decline in 2010 as a percentage of revenues as we increase our internalization rates and make additional investments in our clearing infrastructure.

        Other expenses reflect favorable currency exchange translation and savings achieved through cost management efforts, which more than offset our higher infrastructure investment costs. During 2009, we invested in infrastructure to support the growing product range and improve system capacity and resilience. We also incurred additional connectivity and market data costs related to the expansion of self-directed client business and connectivity to new venues, as well as software development associated with product rollout. These additional costs were offset by reduced consulting, reduced travel and entertainment, improved collection efforts and foreign currency transaction gains from holding multiple European currencies and the Australian Dollar.

        Overall, foreign currency translation reduced our European Operations revenues by $13.8 million, while benefiting our pre-tax income by $0.7 million.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2009	2008	Change	% Change
Revenues:
Commissions and fees	$28,107	$28,393	$(286)	(1)
Recurring	283	85	198	233
Other	1,055	2,090	(1,035)	(50)

Total revenues	29,445	30,568	(1,123)	(4)
Expenses:
Compensation and employee benefits	21,663	16,508	5,155	31
Transaction processing	6,870	6,125	745	12
Other expenses	18,417	16,510	1,907	12
Restructuring charges	1,425	—	1,425	—

Total expenses	48,375	39,143	9,232	24

Loss before income tax expense	$(18,930)	$(8,575)	$(10,355)	(121)

Pre-tax profit margin	(64.3)%	(28.1)%	(36.2)%

        Asia Pacific regional stock market indices were higher in 2009, with the Nikkei 225, Hang Seng and ASX 200 indices up 19%, 52% and 31%, respectively. However, total market turnover lagged behind 2008, thereby reducing the overall commission revenue pool (as Asia Pacific commissions are value-based).

        Despite the declines in turnover in the region's major markets ranging from 11% to 36% from prior year, commissions and fees declined only 1% as our market share gains offset much of the negative effect of the contraction in market turnover. Excluding the $0.7 million unfavorable currency translation effect (see Non-GAAP Financial Measures), commissions and fees levels slightly exceeded last year.

        Our compensation and employee benefits cost level reflects our ongoing investment in infrastructure and staffing to further grow and support our business in this region. Specifically, this investment included an increased staffing level required to support the growing self-directed trading businesses, a greater emphasis on our trading desk and the hiring of a regional manager. Higher performance-based and share-based compensation also contributed to the year over year increase. These costs were partially offset by favorable currency translation.

        Transaction processing costs increased primarily due to the higher proportion of trades executed in costlier venues such as Japan and Korea, where clearing costs are significantly higher than the Hong Kong and Australia markets where we self-clear. This increase was partially offset by favorable currency translation.

        Other expenses include higher costs for exchange data, additional connectivity fees related to business growth and currency transaction losses on assets held in U.S. Dollars, partially offset by the impact of certain cost control measures taken. Restructuring charges of $1.4 million primarily relate to employee separation costs.

        Overall, currency translation reduced Asia Pacific Operations revenues and pre-tax income by $0.7 million and $0.1 million, respectively.

Consolidated income tax expense

        Our effective tax rate was 44.0% in 2009 compared to 41.4% in 2008 as we recorded a valuation allowance of $3.9 million against our deferred tax assets, primarily for net operating losses in both the current and previous years in our Asia Pacific Operations, in accordance with the guidance in U.S. GAAP following historical pre-tax losses. The effect of this valuation allowance was partially offset by the resolution during 2009 of uncertain tax positions in the U.S. pertaining to the 2001-2007 tax years. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

U.S. Operations

	Year Ended December 31,
$ in thousands	2008	2007	Change	% Change
Revenues:
Commissions and fees	$488,522	$453,429	$35,093	8
Recurring	80,784	78,418	2,366	3
Other	2,006	14,189	(12,183)	(86)

Total revenues	571,312	546,036	25,276	5
Expenses:
Compensation and employee benefits	184,702	184,570	132	—
Transaction processing	44,774	56,087	(11,313)	(20)
Other expenses	153,595	128,983	24,612	19
Interest expense	7,253	10,443	(3,190)	(31)

Total expenses	390,324	380,083	10,241	3

Income before income tax expense	$180,988	$165,953	$15,035	9

Pre-tax profit margin	31.7%	30.4%	1.3%

        Commissions and fees benefited from strong overall volume growth, particularly from our direct market access products, partially offsetting the decline in our rate per share arising from the competitive space in which we operate. We generated higher commission sharing revenues through our ITG Net broker neutral partnering arrangements. Following our July 2007 acquisition of ITG

Derivatives, it contributed additional commissions and fees of $12.7 million in its first full year of operation as a subsidiary.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2008	2007	Change	% Change
Total trading volume (in billions of shares)	53.9	49.0	4.9	10
Trading volume per day (in millions of shares)	213.0	195.0	18.0	9
Average commission rate per share ($)	$0.0083	$0.0088	$(0.0005)	(6)
U.S. market trading days	253	251	2	1

*
Represents core equity business excluding ITG Derivatives, commission sharing revenues through our ITG Net offering and fees on spread-based transactions.

        Recurring revenues increased 3%, reflecting growth in the number of ITG Net order routing connections and subscription income from our analytical product sales, offset by the assignment in October 2008 of certain customer agreements for our OMS and ITG Net services to our European Operations which amounted to approximately $2.6 million.

        Other revenues decreased due to significantly lower interest rates on our money market investments, increased client accommodations and the elimination of fee income from BLOCKalert following our acquisition of the remaining 50% interest in July 2008.

        U.S. compensation and employee benefits expense remained flat year over year as the impact of an 8% increase in average headcount (76% of which occurred primarily in the technology departments supporting our product growth initiatives and infrastructure) together with higher employee separation costs, offset a significant decline in incentive compensation (reflecting lower performance-based bonus, profit share and the increased use of deferred share-based compensation) and higher capitalization of software development efforts.

        Transaction processing costs declined 20% as commissions and fees grew by 8%, largely due to the enhancement of our smart router technology, which directs orders to the most cost effective execution venues. We also received fee rebates totaling $1.4 million from the NSCC and the DTCC that reduced our related transaction processing costs in 2008.

        Other expenses increased $24.6 million due to higher: (i) amortization expense related to new product releases, together with a $1.7 million write-down of capitalized costs pertaining to discontinued non-core products, (ii) network connectivity and market data fees related to increased levels of business, (iii) legal fees, (iv) infrastructure investment in data centers and communications and (v) other equipment related costs, including depreciation. These increases were partially offset by a decrease in the provision for doubtful accounts resulting from improved collections. Also included in other expenses for 2008 was a $1.5 million unrealized loss related to our shares of common stock in NYSE Euronext, Inc.

        Interest expense declined 31% due to a lower outstanding balance on our long term debt, as well as the impact of significantly lower LIBOR interest rates on the unhedged portion of our debt.

Canadian Operations

	Year Ended December 31,
$ in thousands	2008	2007	Change	% Change
Revenues:
Commissions and fees	$65,283	$61,995	$3,288	5
Recurring	1,556	1,189	367	31
Other	16,512	11,042	5,470	50

Total revenues	83,351	74,226	9,125	12
Expenses:
Compensation and employee benefits	24,881	22,637	2,244	10
Transaction processing	13,508	15,242	(1,734)	(11)
Other expenses	19,233	15,835	3,398	21

Total expenses	57,622	53,714	3,908	7

Income before income tax expense	$25,729	$20,512	$5,217	25

Pre-tax profit margin	30.9%	27.6%	3.3%

        Commissions and fees grew 5% as we continued to increase the customer base of our Triton, ITG Algorithm and direct market access offerings. The favorable exchange rate impact on revenues was minor ($0.7 million) with much of the appreciation of the Canadian Dollar earlier in the year reversing in the fourth quarter as the U.S. Dollar strengthened considerably. Interlisted arbitrage trading revenues improved to $15.9 million compared with $10.9 million in the prior year, benefiting from higher market volatility.

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

        The growth in other expenses reflects higher depreciation and amortization expenses, network connectivity and market data fees related to increased levels of business and increased consulting fees pertaining to our development efforts.

European Operations

	Year Ended December 31,
$ in thousands	2008	2007	Change	% Change
Revenues:
Commissions and fees	$72,691	$79,470	$(6,779)	(9)
Recurring	5,566	1,580	3,986	252
Other	(505)	(818)	313	38

Total revenues	77,752	80,232	(2,480)	(3)
Expenses:
Compensation and employee benefits	30,420	27,538	2,882	10
Transaction processing	30,671	34,519	(3,848)	(11)
Other expenses	19,277	13,477	5,800	43

Total expenses	80,368	75,534	4,834	6

(Loss) income before income tax expense	$(2,616)	$4,698	$(7,314)	(156)

Pre-tax profit margin	(3.4)%	5.9%	(9.3)%

        Our European Operations were unfavorably affected by movements in the foreign exchange rates in 2008, as exchange rate fluctuations reduced revenue and pre-tax income by $6.2 million and $1.3 million, respectively.

        The decrease in European commissions and fees resulted primarily from an unfavorable exchange rate impact of $5.8 million. While market turnover in Europe decreased significantly, we achieved market share gains in the regions which offset most of the unfavorable market impact.

        Recurring revenues increased, reflecting the assignment in October 2008 of certain customer agreements for OMS and ITG Net services from our U.S. Operations which approximated $2.6 million.

        Transaction processing costs were lower driven by the increased usage of MTFs, negotiated settlement agent discounts and favorable exchange rates. This decrease was partially offset by the higher proportion of trades being executed in Continental Europe, where costs are higher than in the U.K.

        Compensation and employee benefits expense reflects increased headcount to support both the general expansion of business activity and a more diversified product offering, partially offset by a decrease in performance-based compensation.

        Other expenses reflect higher technology, quotation data and computer hardware fees needed to support increased volumes and more diversified products. In addition, we experienced increases in capitalized software amortization related to the roll out of products.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2008	2007	Change	% Change
Revenues:
Commissions and fees	$28,393	$28,840	$(447)	(2)
Recurring	85	—	85	—
Other	2,090	1,665	425	26

Total revenues	30,568	30,505	63	—
Expenses:
Compensation and employee benefits	16,508	13,458	3,050	23
Transaction processing	6,125	6,155	(30)	—
Other expenses	16,510	13,187	3,323	25

Total expenses	39,143	32,800	6,343	19

Loss before income tax expense	$(8,575)	$(2,295)	$(6,280)	(274)

Pre-tax profit margin	(28.1)%	(7.5)%	(20.6)%

        Our Asia Pacific Operations were affected by movements in foreign exchange rates in 2008, as exchange rate fluctuations increased revenue by $0.3 million and decreased pre-tax income by $0.4 million.

        Asia Pacific commissions and fees decreased due to a significant decrease in market turnover, largely offset by market share increases and a favorable exchange rate impact of $0.2 million.

        We achieved higher market share in virtually all Asia Pacific markets. Commission revenues were down only slightly, in contrast to the turnover decreases in our major Asia Pacific markets, which ranged from 6% to 36%. In this environment, we increased market share through our additional Triton installations and usage in these markets, thereby mitigating the effect of lower market turnover.

        Transaction processing costs remained flat year over year as decreases in local broker charges were offset by a higher proportion of trades being executed in Japan, Singapore and Korea, where clearing costs are significantly higher than in the Hong Kong and Australia markets where we self-clear our trades.

        Compensation and employee benefits expense reflects increased headcount to support our growing Triton and general client site business.

        Other expenses reflect higher business development and quotation service fees, other equipment related costs, including depreciation and the provision for doubtful accounts.

Consolidated income tax expense

        Our effective tax rate was 41.4% in 2008 compared to 41.2% in 2007. Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Excess cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At December 31, 2009, cash and cash equivalents and securities owned, at fair value amounted to $337.6 million.

        As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly from time to time based upon the nature and size of customers' trading activity and market volatility. As of December 31, 2009, we had interest-bearing security deposits totaling $14.9 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business, we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver. Securities borrowed transactions require that collateral in the form of cash be provided to the counterparty. Such cash deposits may be funded from existing cash balances or from short-term bank loans.

        When funding the U.S. securities clearance and settlement transactions with short-term bank loans, pledge facilities with two banks which have no specific limitations on additional borrowing capacities are utilized (see Financing Activities below). However, the current economic condition, including the tightening of credit by lenders, may inhibit our ability to borrow, particularly on a non-collateralized basis.

        In Hong Kong, where equity trades are also self-cleared, working capital facilities with a bank for the clearing and settlement activities are maintained. These facilities are in the form of overdraft protection totaling $88.1 million and are supported by $25.8 million in restricted cash deposits. Working capital facilities with a bank in the form of overdraft protection totaling approximately $53.9 million are also maintained for European settlement activities.

Capital Resources

        Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

        As compared to 2008, 2009 cash flows provided by operating activities reflect lower net income offset by lower income taxes paid and higher amounts of non-cash items including depreciation and amortization and share-based compensation. 2008 and 2007 were also significantly affected by the net activity related to receivables/payables from/to customers and brokers. The changes in these balances are generally temporary over the normal trade settlement period and may also be affected by customer trading patterns.

        The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2009	2008	2007
Net income	$42,834	$114,642	$111,107
Non-cash items included in net income	89,077	79,398	52,174
Effect of changes in receivables/payables from/to customers and brokers	(861)	153,609	(212,168)
Effect of changes in other working capital and operating assets and liabilities	(33,616)	32,213	(60,539)

Net cash provided by (used in) operating activities	$97,434	$379,862	$(109,426)

        In the normal course of clearing and settlement operations worldwide, cash is typically used to fund restricted or segregated cash accounts (under regulations or other), broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables/payables from/to customers and brokers. The cash requirements vary from day to day depending on volume transacted and customer trading patterns.

Investing Activities

        Net cash used in investing activities during 2009 totaled $60.5 million, and primarily includes investments in computer hardware, software and capitalizable software development projects. Investments in infrastructure were made at lower levels than in 2008 and 2007.

Financing Activities

        During 2009, $47.6 million was used for principal repayments on long term debt (see Note 16, Long Term Debt, to the consolidated financial statements) compared with $38.0 million and $28.4 million in 2008 and 2007, respectively. In 2010, the Company is scheduled to repay the remaining long term debt principal of $46.9 million in quarterly installments. Cash was also used to repay short-term bank borrowings from pledge facilities arising from the U.S. clearing and settlement activities and to fund the repurchase of ITG common stock, which pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements generally bear interest at federal funds rate plus a spread of 50 - 100 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings. At December 31, 2009, we had no outstanding short-term bank loans under pledge facilities (see Note 15, Short-Term Bank Loans, to the consolidated financial statements).

        We also have a $25.0 million revolving credit facility available that can be drawn upon to meet working capital needs should they arise. The revolving credit facility expires on December 31, 2010. As of the filing date of this Annual Report on Form 10-K, we have no outstanding borrowings under the revolving credit facility.

Regulatory Capital

        Under the SEC's Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2009 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$167.7	$166.7
AlterNet	3.7	3.6
Blackwatch	3.4	3.3
ITG Derivatives	3.3	2.8

        As of December 31, 2009, ITG Inc. had a $21.3 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2009, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$45.2	$44.7
European Operations
Europe	$47.7	$27.6
Asia Pacific Operations
Australia	$6.2	$5.2
Hong Kong	24.8	19.1
Japan	23.6	20.7

Liquidity and Capital Resource Outlook

        Historically, our working capital, share repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our Macgregor and Plexus Group Inc. acquisitions, which required long term financing. We believe that our cash flow from operations, existing cash balances and our available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our credit agreement, which expires on December 31, 2010. However, our ability to borrow additional funds may be inhibited by financial lending institutions' ability or willingness to lend to us on commercially acceptable terms.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

        In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions, ITG has provided third party financial institutions with guarantees in amounts up to a maximum of $105 million. In the event that one of our customers fails to settle a securities transaction, or if an ITG subsidiary was unable to honor trades with a customer, ITG would be required to provide for the amount of such securities up to the $105 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

Aggregate Contractual Obligations

        As of December 31, 2009, our contractual obligations and other commercial commitments amounted to $144.3 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$20.1	$15.0	$4.0	$1.1	$—
Long term debt (including interest)	47.4	47.4	—	—	—
Operating lease obligations	68.0	13.2	22.9	15.1	16.8
Minimum payments under certain employment arrangements	8.8	8.8	—	—	—

Total	$144.3	$84.4	$26.9	$16.2	$16.8

        The above information excludes $11 million of unrecognized tax benefits discussed in Note 14, Income Taxes, to our consolidated financial statements because it is not possible to estimate the time period when or if it might be paid to tax authorities.

Critical Accounting Estimates

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. In many instances, the application of such principles requires management to make estimates or to apply subjective principles to particular facts and circumstances. A change in the estimates or a variance in the application, or interpretation of accounting principles generally accepted in the U.S. could yield a materially different accounting result. Below is a summary of our critical accounting estimates where we believe that the estimations, judgments or interpretations that we made, if different, would have yielded the most significant differences in our consolidated financial statements. In addition, for a summary of all of our significant accounting policies see Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.

Goodwill

        We obtained goodwill and intangible assets as a result of the acquisitions of subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. In accordance with Accounting Standards Codification ("ASC" or "FASB Codification") 350, Intangibles—Goodwill and Other, we test goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process.

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

        The impairment assessment requires management to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. The fair values of our reporting units are determined by considering the income approach, and where appropriate, a combination of the income and market approaches to valuation.

        Under the income approach, the fair value of the reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent on a discounted cash flow model for each of our reporting units which incorporates a cash flow forecast plus a terminal value (a commonly used methodology to capture the present value of perpetual cash flows assuming an estimated sustainable long term growth rate). Such forecasts consider business plans, historical and anticipated future results based upon our expectations for future product offerings, our market opportunities and challenges and other factors. The discount rates used to determine the present value of future cash flows are based upon an adjusted version of the Capital Asset Pricing Model ("CAPM") to estimate the required rate of return on capital. The CAPM measures the rate of return required by investors given a company's risk profile. Significant revisions to any of these estimates could lead to an impairment of all or a portion of goodwill in future periods.

        Under the market approach, the fair value is based upon multiples which are (i) based upon operating data of similar guideline companies, (ii) evaluated and adjusted based on the strengths and weaknesses of our company compared to the guideline companies and (iii) applied to our company's operating data to arrive at an indication of value. We also consider prices paid in recent transactions that have occurred in our industry or related industries. In the latter case, valuation multiples based upon actual transactions are used to arrive at an indication of value. Under the market approach, we make certain judgments about the selection of comparable guideline companies, comparable recent company and asset transactions and transaction control premiums. Although we have based the fair value estimate on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain and actual results could differ from the estimate.

        We performed our annual impairment testing using carrying values as of October 1, 2009. The carrying value of each reporting unit includes the assets and liabilities necessary to operate as a business and generate the cash flows used to determine the fair value of the reporting unit. The sum of the carrying values for all the reporting units equals the reported book value of the consolidated Company. Our process has continued into 2010 and we have determined there to be no impairment of goodwill or intangible assets using both the October 1, 2009 and December 31, 2009 carrying values. In December 2009, we committed to a restructuring plan to lower our cost structure and refocus our resources on areas of our business that provide a sufficiently profitable return due to the challenging operating environment for our business. This plan involved a workforce reduction of approximately 11%, the consolidation of leased facilities and write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities. Accordingly, the forecast used in our goodwill impairment testing reflects the impact of our restructuring activities as well as our current expectations for growth. Specifically, our calculation of fair value assumes our current expectation for a stable 2010 followed by improvements in the economy, which we expect to positively impact our business in 2011, when our revenues are expected to resume a more normalized growth pattern. A summary of our goodwill by reporting unit, as well as other critical assumptions used, is as follows:

	Goodwill	% of Total	Discount Rate	Terminal Growth Rate	% Reporting Unit Fair Value Exceeds its Carrying Value
U.S. Operations	$390,801	92%	14%	5%	26%
European Operations	28,387	7%	14%	5%	270%
Asia Pacific Operations:
Hong Kong	701	0%	12%	5%	18%
Australia	5,412	1%	15%	5%	95%

Total	$425,301	100%

        In our impairment testing, we also examined the sensitivity of the fair values of our reporting units by reviewing other scenarios relative to the initial assumptions we used to see if the resulting impact on fair values would have resulted in a different step one conclusion. Accordingly, we performed sensitivity analyses based on more conservative terminal growth scenarios and higher discount rates in which the fair values of these reporting units were recalculated. In the first sensitivity analysis, we lowered our terminal growth rate assumption to 3% (holding all other critical assumptions constant), while in our second sensitivity analysis, we increased each reporting unit's discount rate by 2 percentage points (holding all other critical assumptions constant). None of the outcomes of the sensitivity analyses performed impacted our step one conclusions.

        As a corroborative source of information, we reconcile our estimated fair value to within a reasonable range of our market capitalization, which included an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of our reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. We also monitor movement in the price of our common shares subsequent to our annual goodwill impairment testing date. At December 31, 2009, the market value of our common shares was slightly below our book value of $19.81 and subsequent to December 31, 2009 traded, at times, below this level within an approximate range of $16 - $22 per share. Notwithstanding the fact that our market capitalization has been below book value at certain points in time since October 1, 2009, we have determined that there was no impairment of goodwill or intangible assets since the forecasts used in our testing reflect our current expectations for net income and cash flow growth.

        While we have determined the estimated fair values of our reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of October 1, 2009 will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in our judgment. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, or if our market capitalization declines further below our reported book value, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Intangible Assets Subject to Amortization

        Intangible assets with definite useful lives are subject to amortization and are evaluated for recoverability when events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. If such an event or change occurs, we estimate cash flows directly associated with the use of the intangible asset to test its recoverability and assess its remaining useful life. The projected cash flows require assumptions related to revenue growth, operating margins and other relevant market, economic and regulatory factors. If the expected undiscounted future cash flows from the use and eventual disposition of a finite-lived intangible asset or asset group are not sufficient to recover the carrying value of the asset, we then compare the carrying amount to its current fair value. We estimate the fair value using market prices for similar assets, if available, or by using a discounted cash flow model. We then recognize an impairment loss for the amount by which the carrying amount exceeds its fair value. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Share-Based Compensation

        In accordance with ASC 718, Compensation—Stock Compensation, share-based payment transactions require the application of a fair value methodology that involves various assumptions. The fair value of options awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. Although the Black-Scholes model meets the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

        ASC 718 requires us to estimate forfeitures at grant date (rather than recognizing forfeitures as incurred). For the year ended December 31, 2009 a 10% change (increase or decrease) in estimated forfeitures would result in a change to our pre-tax income of under $0.1 million.

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

Income Taxes and Uncertain Tax Positions

        ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. A valuation allowance may be recorded against deferred tax assets if it is more likely than not that such assets will not be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

        We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The impact of our reassessment of uncertain tax positions in accordance with ASC 740 did not have a material impact on the results of operations, financial condition or liquidity.

Recently Adopted Accounting Standards

        In May 2009, the FASB issued guidance regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. It became effective with interim and annual financial periods ending after June 15, 2009.

        In April 2009, the FASB issued guidance amending the requirements for disclosures about fair value of financial instruments for interim and annual reporting periods. The amendment provides additional guidance on determining when the volume and level of activity for an asset or liability has significantly decreased as well as guidance on identifying circumstances when a transaction may not be considered orderly. The guidance is effective with interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

        In April 2009, the FASB issued guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings), and (ii) all other amounts (recorded in other comprehensive income). It is effective with interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

        In June 2008, the FASB issued guidance addressing whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purpose of calculating earnings per share ("EPS"). This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. It also requires that all prior-period EPS data be adjusted retrospectively.

        In March 2008, the FASB issued guidance relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivative instruments, how these instruments and the related hedged items are accounted for and how derivative instruments and the related hedged items affect an entity's financial position, results of operations, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted.

        In December 2007, the FASB issued guidance relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This guidance requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Significant changes resulting from the new guidance include: (i) recognition, with certain exceptions, of 100 percent of the fair value of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses, (ii) measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date, (iii) recognition of contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income, (iv) capitalization of in-process research and development assets acquired at acquisition date fair value, (v) recognition of acquisition-related transaction costs as expense when incurred, (vi) recognition of acquisition-related restructuring cost accruals in acquisition accounting only if certain criteria are met as of the acquisition date and (vii) recognition of changes in the acquirer's income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.

        In December 2007, the FASB issued guidance relating to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.

        The adoption of these standards and amendments did not have a material impact on our consolidated results of operations or financial condition.

Accounting Standards Not Yet Adopted

        In October 2009, the FASB issued guidance relating to revenue recognition in multiple element arrangements. The new guidance requires entities to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method) and eliminates the use of the residual method of allocation. The relative-selling-price method requires that the determination for each deliverable to be consistent with the objective of determining vendor-specific evidence of fair value (the price at which each element would be sold on a stand-alone basis), and requires the use of a hierarchy designed to maximize the use of available, objective evidence to support its selling price.

        In October 2009, the FASB issued guidance relating to revenue arrangements that include software elements. Currently, if the software is considered more than incidental to the product or services the entire arrangement is accounted for under ASC 985-605, Software—Revenue Recognition. Under the new guidance many of these arrangements will be accounted for as multiple element arrangements as follows: (i) the tangible element of the product will always be outside the scope of ASC 985-605, (ii) the software elements of tangible products are outside the scope of ASC 985-605 when the software elements and non-software elements function together to deliver the products essential functionality and (iii) undelivered elements in the arrangement related to the non-software components are excluded from the software revenue recognition guidance.

        The above guidance must be adopted no later than the first fiscal year beginning on or after June 15, 2010. Adoption may be prospective, in which case the guidance is applied to arrangements entered into, or materially modified, after the effective date through retrospective application to all revenue arrangements for all periods presented. If an entity adopts the guidance prospectively, the guidance must be applied to all new arrangements entered into, or materially modified, during the fiscal year of adoption.

        We are currently evaluating the impact that the adoption of these standards and amendments will have on our consolidated results of operations or financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk refers to the potential for adverse changes in the value of a company's financial instruments as a result of changes in market conditions. We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates and equity prices to the extent we own such instruments in our portfolio. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes on a long term basis. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

        We have performed sensitivity analyses on different tests of market risk as described in the following sections to estimate the impacts of a hypothetical change in market conditions on interest rates and the U.S. Dollar value of non-U.S. Dollar-based revenues associated with our Canadian, European and Asia Pacific Operations. Estimated potential losses assume the occurrence of certain adverse market conditions. Such estimates do not consider the potential effect of favorable changes in market factors and also do not represent management's expectations of projected losses in fair value. We do not foresee any significant changes in the strategies we use to manage interest rate risk, foreign currency risk or equity price risk in the near future.

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and to interest on our long term debt and revolving loan.

        Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $379.4 million and $388.1 million as of December 31, 2009 and 2008, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

        Our current long term debt borrowings bear interest based on the Three-Month LIBOR plus a margin of 1.25%. Our interest rate risk on this debt will be affected by changes in LIBOR and maintenance of financial ratios. Under certain circumstances specifically related to our financial ratios under our credit agreement, this margin could increase to 1.50%. As required by the terms of our credit agreement, we entered into interest rate swap agreements which effectively fixed our interest rate on one-half of the outstanding Term Loan principal at 6.314% for a three year period which expired March 31, 2009, after which all our remaining interest payments are unhedged. We estimate that a hypothetical 100 basis point increase in weighted average interest rates for 2010 would result in an approximately $0.3 million increase in interest expense on our long term debt.

Foreign Currency Risk

        We currently operate and continue to expand globally, principally through our operations in Canada, Australia, Europe, Hong Kong and Japan, as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. Additionally, we maintain a technology development facility in Israel. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar, Hong Kong Dollar, Japanese Yen and Israeli New Shekel. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this risk. Non-U.S. Dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

        Approximately 28% and 25% of our revenues for the years ended December 31, 2009 and 2008, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2009 and 2008, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates against the U.S. Dollar would have resulted in a decrease in net income of $2.0 million and $0.7 million, respectively.

Equity Price Risk

        Equity price risk results from exposure to changes in the prices of equity securities. We engage in limited arbitrage and certain customer facilitation trading, primarily on an intra-day basis, in which some of our broker-dealers act as principal. Equity price risk can arise from liquidating all such principal positions. Accordingly, we maintain policies and procedures regarding the management of our principal trading accounts, which require review by a supervisory principal. It is our policy to attempt to trade out of all positions by the end of the day. However, at times, we hold positions overnight if we are unable to trade out of positions during the day. In addition, certain positions may be liquidated over a period of time in an effort to minimize market impact, and we may incur losses relating to such positions.

        We manage equity price risk associated with open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. In addition, our operations and trading departments review all trades that are open at the end of the day on a daily basis.

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

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2009 and 2008, our cash and cash equivalents and securities owned were approximately $337.6 million and $359.4 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 1, 2010

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$330,879	$352,960
Cash restricted or segregated under regulations and other	95,787	73,218
Deposits with clearing organizations	14,891	43,241
Securities owned, at fair value	6,768	6,399
Receivables from brokers, dealers and clearing organizations	364,436	328,528
Receivables from customers	298,342	300,158
Premises and equipment, net	41,437	48,321
Capitalized software, net	68,913	62,821
Goodwill	425,301	423,896
Other intangibles, net	27,263	31,094
Income taxes receivable	13,897	—
Deferred taxes	2,910	2,591
Other assets	12,279	12,226

Total assets	$1,703,103	$1,685,453

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$209,496	$221,582
Short-term bank loans	—	24,900
Payables to brokers, dealers and clearing organizations	248,664	232,527
Payables to customers	299,200	287,515
Securities sold, not yet purchased, at fair value	31	2,479
Income taxes payable	14,113	25,646
Deferred taxes	16,999	8,924
Long term debt	46,900	94,500

Total liabilities	835,403	898,073

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,682,153 and 51,582,306 shares issued at December 31, 2009 and 2008, respectively	517	516
Additional paid-in capital	233,374	219,830
Retained earnings	809,153	766,319
Common stock held in treasury, at cost; 7,891,717 and 8,338,122 shares at December 31, 2009 and 2008, respectively	(182,743)	(193,206)
Accumulated other comprehensive income (loss) (net of tax)	7,399	(6,079)

Total stockholders' equity	867,700	787,380

Total liabilities and stockholders' equity	$1,703,103	$1,685,453

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Commissions and fees	$531,998	$654,889	$623,734
Recurring	87,483	87,991	81,187
Other	13,588	20,103	26,078

Total revenues	633,069	762,983	730,999

Expenses:
Compensation and employee benefits	235,518	256,511	248,203
Transaction processing	95,618	95,078	112,003
Occupancy and equipment	59,950	57,816	47,344
Telecommunications and data processing services	54,549	53,243	41,136
Other general and administrative	83,028	97,556	83,002
Restructuring charges	25,444	—	—
Interest expense	2,511	7,253	10,443

Total expenses	556,618	567,457	542,131

Income before income tax expense	76,451	195,526	188,868
Income tax expense	33,617	80,884	77,761

Net income	$42,834	$114,642	$111,107

Earnings per share:
Basic	$0.98	$2.64	$2.52

Diluted	$0.97	$2.61	$2.48

Basic weighted average number of common shares outstanding	43,538	43,503	44,042

Diluted weighted average number of common shares outstanding	44,018	43,987	44,784

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2006	$—	$514	$198,419	$540,570	$(144,173)	$12,704	$608,034

Net income	—	—	—	111,107	—	—	111,107
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	7,686	7,686
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	54	54
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	(484)	(484)

Comprehensive income							$118,363

Issuance of common stock for stock options (654,549 shares), restricted share awards (84,304 shares) and employee stock unit awards (106,973 shares), including excess tax benefit of $6.2 million	—	—	1,796	—	16,575	—	18,371
Issuance of common stock for the employee stock purchase plan (59,661 shares)	—	1	2,126	—	—	—	2,127
Purchase of common stock for treasury (1,252,595 shares)	—	—	—	—	(50,330)	—	(50,330)
Share-based compensation	—	—	7,730	—	—	—	7,730

Balance at December 31, 2007	$—	$515	$210,071	$651,677	$(177,928)	$19,960	$704,295

Net income	—	—	—	114,642	—	—	114,642
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(26,195)	(26,195)
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	(54)	(54)
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	210	210

Comprehensive income							$88,603

Issuance of common stock for stock options (202,083 shares), restricted share awards (147,223 shares) and employee stock unit awards (157,449 shares), including excess tax benefit of $2.8 million	—	—	(2,957)	—	10,921	—	7,964
Issuance of common stock for the employee stock purchase plan (79,085 shares)	—	1	2,317	—	—	—	2,318
Purchase of common stock for treasury (698,737 shares)	—	—	—	—	(23,020)	—	(23,020)
Shares withheld for net settlements of share-based awards (105,804 shares)					(3,179)		(3,179)
Share-based compensation	—	—	10,399	—	—	—	10,399

Balance at December 31, 2008	$—	$516	$219,830	$766,319	$(193,206)	$(6,079)	$787,380

Net income	—	—	—	42,834	—	—	42,834
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	13,278	13,278
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	(69)	(69)
Unrealized loss on hedging instruments (net of tax)	—	—	—	—	—	269	269

Comprehensive income							$56,312

Issuance of common stock for stock options (214,445 shares), restricted share awards (183,513 shares) and employee stock unit awards (168,248 shares) , including tax shortfall of $1.5 million	—	—	(5,545)	—	13,115	—	7,570
Issuance of common stock for the employee stock purchase plan (99,847 shares)	—	1	1,832	—	—	—	1,833
Shares withheld for net settlements of share-based awards (119,801 shares)					(2,652)		(2,652)
Share-based compensation	—	—	17,257	—	—	—	17,257

Balance at December 31, 2009	$—	$517	$233,374	$809,153	$(182,743)	$7,399	$867,700

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from Operating Activities:
Net income	$42,834	$114,642	$111,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,746	54,180	36,017
Deferred income tax expense	8,501	12,603	7,305
Loss on securities owned	—	1,519	—
Provision for doubtful accounts	(1,689)	697	1,122
Share-based compensation	15,983	10,399	7,730
Non-cash restructuring charges	5,536	—	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(18,479)	(5,676)	(57,597)
Deposits with clearing organizations	28,350	4,405	(43,284)
Securities owned, at fair value	(363)	43	(1,186)
Receivables from brokers, dealers and clearing organizations	(11,099)	169,228	(314,314)
Receivables from customers	26,807	304,609	(281,456)
Accounts payable and accrued expenses	(15,865)	37,199	25,605
Payables to brokers, dealers and clearing organizations	1,513	(211,586)	337,310
Payables to customers	(18,082)	(108,642)	46,292
Securities sold, not yet purchased, at fair value	(2,452)	1,631	606
Income taxes payable	(24,823)	3,120	16,085
Excess tax benefit from share-based payment arrangements	(274)	(2,787)	(6,176)
Other, net	290	(5,722)	5,408

Net cash provided by (used in) operating activities	97,434	379,862	(109,426)

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	(1,937)	(5,714)	(14,503)
Acquisition of patent	(450)	—	—
Capital purchases	(15,231)	(26,206)	(27,668)
Capitalization of software development costs	(42,841)	(40,956)	(34,951)
Proceeds from sale of investments	—	2,815	3,416

Net cash used in investing activities	(60,459)	(70,061)	(73,706)

Cash flows from Financing Activities:
(Repayments) borrowings of short-term bank loans	(24,900)	(76,500)	101,400
Repayments of long term debt	(47,600)	(38,000)	(28,400)
Excess tax benefit from share-based payment arrangements	274	2,787	6,176
Common stock issued	10,934	7,496	14,322
Common stock repurchased	—	(23,020)	(50,330)
Shares withheld for net settlements of share-based awards	(2,652)	(3,179)	—

Net cash (used in) provided by financing activities	(63,944)	(130,416)	43,168

Effect of exchange rate changes on cash and cash equivalents	4,888	(10,182)	2,423

Net (decrease) increase in cash and cash equivalents	(22,081)	169,203	(137,541)

Cash and cash equivalents—beginning of year	352,960	183,757	321,298

Cash and cash equivalents—end of year	$330,879	$352,960	$183,757

Supplemental cash flow information:
Interest paid	$6,478	$11,117	$13,530
Income taxes paid	$51,930	$62,808	$53,488
Non cash investing activities:
Acquisition payment obligation	—	—	$5,606

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

        ITG was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITGL"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. ("ITG Japan"), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., an intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc. ("ITG Solutions Network"), a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, and The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community.

        ITG is an independent agency brokerage and financial technology firm that partners with asset managers to deliver institutional global liquidity and help improve performance throughout the investment process. A unique partner in electronic trading since the launch of POSIT in 1987, ITG's integrated approach includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Institutional investors rely on ITG's independence, experience and agility to help measure performance, mitigate risk and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations, following the realignment of our organizational structure to manage our business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009 (see Note 25, Segment Reporting, to the consolidated financial statements). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment includes our trade execution, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel. The Asia Pacific Operations segment includes our trade execution, network connectivity and research service businesses in Australia, Hong Kong and Japan.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results. The revenues caption "commissions" was changed to "commissions and fees" on the Consolidated Statements of Income to reflect the commission equivalent fees earned on spread-based trades.

        Subsequent events have been evaluated through March 1, 2010, the date the consolidated financial statements were issued.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   Summary of Significant Accounting Policies

        On June 30, 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard establishing the newly created FASB Accounting Standards Codification™ ("ASC" or "FASB Codification") as the source of authoritative accounting principles under U.S. GAAP. The FASB Codification is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. GAAP by providing the authoritative literature in a topically organized structure. The FASB Codification became effective for interim and annual periods ending after September 15, 2009. References to pre-codification standards may continue to be used when there is no codification reference.

Principles of Consolidation

        The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries that are consolidated in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent ownership), in which the Company has the ability to exercise significant influence but have neither a controlling interest nor are the primary beneficiary, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in ASC 810, Consolidation, a partially-owned affiliate would be consolidated when it has less than a 50% ownership if the Company were the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

        Transactions in securities, commissions and fees and related expenses are recorded on a trade date basis.

        Commissions and fees are derived primarily from (1) commissions charged for trade execution services, (2) commission sharing arrangements and (3) income generated on our spread-based trading business from orders filled at different prices within or at the NBBO.

        Recurring revenues are derived from the following primary sources: (1) subscription revenue generated from the sale of software and analytical products, (2) maintenance and customer technical support on the Company's order management system and (3) connectivity fees generated through ITG Net, a private value-added FIX electronic communications network.

        Substantially all of the Company's recurring revenue arrangements do not require significant modification or customization of the underlying software. Accordingly, the vast majority of software revenue is recognized pursuant to the requirements of ASC 985, Software. Specifically, revenue recognition from subscriptions, maintenance, customer technical support and professional services

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commences when all of the following criteria are met: (1) persuasive evidence of a legally binding arrangement with a customer exists, (2) delivery has occurred, (3) the fee is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable. Where software is provided under a hosting arrangement, revenue is accounted for as a service arrangement since the customer does not have the contractual right to take possession of the software at any time during the hosting period without significant penalty (or it is not feasible for the customer to run the software on either its own hardware or third party hardware).

        Subscription agreements for software products generally include provisions that, among other things, allow customers to receive unspecified future software upgrades for no additional fee, as well as the right to use the software products with maintenance for the term of the agreement, typically one to three years. Under these agreements, once all four of the above noted revenue recognition criteria are met, revenue is recognized ratably over the term of the license agreement. If a license agreement includes an acceptance provision, subscription revenue is not recognized until the earlier of the receipt of written acceptance from the customer or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

        Other revenues include (1) income from same day interlisted arbitrage trading in Canada, (2) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from customers' short settlement activities, (3) non-recurring professional services, such as one-time implementation and customer training related activities, (4) the interest earned on stock borrow transactions and (5) investment and interest income.

        Revenues from professional services, which are sold as a multiple-element arrangement with the implementation of software, are deferred until go-live (or acceptance, if applicable) of the software and recognized in the same manner as the subscription over the remaining term of the initial contract. Professional services that are not connected with the implementation of software are recognized on a time and material basis as incurred.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

        Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and securities sold, not yet purchased and certain payables are carried at market value or estimated fair value.

Securities Transactions

        Receivables from brokers, dealers and clearing organizations include amounts receivable for fails to deliver, cash deposits for securities borrowed, amounts receivable from clearing organizations and commissions and fees receivable. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, amounts payable to clearing organizations on open transactions, securities loaned and execution cost payables. Receivables from customers consist of customer fails to deliver, commissions and fees earned and receivables arising from advance billings of research, net of an allowance for doubtful accounts. Payables to customers primarily consist of customer fails to receive.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commissions and fees and related expenses for all securities transactions are recorded on a trade date basis. In May 2007, ITG Inc., our primary U.S. broker-dealer, commenced self-clearing of equities trades. Clearing operations include the confirmation, settlement, delivery and receipt of securities and funds, as well as the record-keeping functions involved in the processing of securities transactions.

        Transactions for securities done on an agency basis through our non-U.S. operations are recorded on the accompanying Consolidated Statements of Financial Condition on the trade date as such securities transactions generally clear through other broker-dealers but we generally assume the market and credit risk of the transaction on the trade date.

        Securities owned, at fair value consist of common stock and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the Consolidated Statements of Income, except for unrealized gains and losses on available-for-sale securities which are reported in other accumulated comprehensive income unless there is an other than temporary impairment in their carrying value.

Interest Income and Expense on Securities Transactions

        The income statement classification of interest, dividends and rebate income and expense varies because certain transactions are entered into as financings while others are entered into as part of trading strategies. As such, interest earned on securities borrowed transactions consisting of interest earned on deposits with lending brokers (commonly known as a rebate), is recorded in other revenues. Interest expense on securities transactions consisting of the interest on cash borrowings to finance securities purchased or held, typically due to a failed transaction, is recorded in transaction processing expense.

Securities Borrowed and Loaned

        Securities borrowed transactions facilitate the settlement process and generally occur when securities are needed to deliver against a settling transaction as requested by customers or to settle a fail to deliver. Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced and received in connection with the transaction. Securities borrowed transactions require the Company to deposit cash as collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The market value of securities borrowed and loaned is monitored on a daily basis and the collateral is adjusted as necessary based upon market prices. The value of securities borrowed is included in receivables from brokers, dealers and clearing organizations, while the value of securities loaned is included in payables to brokers, dealers and clearing organizations.

Client Commission Arrangements

        Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Prepaid research, net of allowance is

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in receivables from customers and receivables from brokers, dealers and clearing organizations, while accrued research payable is classified as accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

        Client commission revenues and related prepaid and accrued research balances for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in millions):

	2009	2008	2007
Client commissions	$180.3	$189.3	$147.6

Prepaid research, gross	$5.3	$4.6	$6.4
Allowance for prepaid research	(0.5)	(1.0)	(1.4)

Prepaid research, net of allowance	$4.8	$3.6	$5.0

Accrued research payable	$39.0	$44.3	$39.7

Capitalized Software

        Software development costs are capitalized when technological feasibility of a product has been established. Technological feasibility is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications are completed. All costs incurred to establish technological feasibility are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the three year period beginning when the product is available for general release to customers.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs are included in other general and administrative expenses in the Consolidated Statements of Income and were $43.1 million, $39.3 million and $34.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Business Combinations, Goodwill and Other Intangibles

        Assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition. The cost to be allocated includes consideration paid to the sellers, including cash and the fair values of assets distributed and the fair values of liabilities assumed. Both direct (e.g., legal and professional fees) and indirect costs of the business combination are expensed as incurred. (Prior to January 1, 2009, direct costs of business combinations were recognized as part of the cost of the acquired entity.) Certain agreements to acquire entities include potential additional consideration that is payable contingent on the acquired company maintaining or achieving specified earnings levels in future periods. For acquisitions that took place prior to January 1, 2009 the fair value of the consideration issued or issuable is recorded as an additional cost of the acquired entity when the contingency is resolved and additional consideration is distributable. For acquisitions occurring after January 1, 2009, the fair value of any contingent consideration would be recognized on the acquisition date with subsequent changes in that fair value reflected in income. The consolidated financial statements and results of operations reflect an acquired business from the date of acquisition.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable (i.e. capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged). Goodwill represents the excess of the cost of each acquired entity over the amounts assigned to the tangible and identifiable intangible assets acquired and liabilities assumed.

        The judgments that are made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. Traditional approaches used to determine fair value include the income, cost and market approaches. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach or combination of approaches ultimately selected is based on the characteristics of the asset and the availability of information.

        Goodwill is assessed no less than annually for impairment. The fair values used in our impairment testing are determined by the discounted cash flow method (an income approach) and where appropriate, a combination of the discounted cash flow method and the guideline company method (a market approach). An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. In determining the fair value of each of the Company's reporting units, the discounted cash flow analyses employed require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company's 2009 discounted cash flow analyses were based on financial forecasts, which in turn were based on the 2010 annual budget developed internally by management. These forecasts reflect perpetual cash flow growth rates of 5%. The Company's discount rate assumptions are based on a determination of its weighted average cost of capital.

        Other intangibles with definite lives are amortized over their useful lives. All other intangibles are assessed at least annually for impairment. If impairment is indicated, an impairment loss is calculated as the amount by which the carrying value of an intangible asset exceeds its estimated fair value.

Premises and Equipment

        Furniture, fixtures and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are carried at cost and are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the non-cancelable lease term.

Impairment of Long-Lived Assets

        Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.

Income Taxes

        Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. Contingent income tax liabilities are recorded when the criteria for loss recognition have been met. An uncertain tax position is recognized based on the determination of whether or not a tax position is more likely than not to be sustained upon examination based upon the technical merits of the position. If this recognition threshold is met, the tax benefit is then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Taxes Collected from Customers and Remitted to Governmental Authorities

        Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, including but not limited to sales, use, value added and some excise taxes are presented in the consolidated financial statements on a net basis (excluded from revenues).

Earnings per Share

        Basic earnings per share is determined by dividing earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing earnings by the average number of shares of common stock adjusted for the dilutive effect of common stock equivalents by application of the treasury stock method.

Share-based Compensation

        Share-based compensation expense requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. The Company recognizes compensation cost evenly over the requisite service period for the entire award using the straight-line attribution method for awards that have graded vesting schedules.

        The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which considers, among other factors, the expected term of the award and the expected volatility of the Company stock price. Although the Black-Scholes model meets the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009, 2008 and 2007:

	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.3%	3.0%	5.0%
Expected volatility	49%	36%	35%
Expected life (years)	4.00	3.94	4.00

        The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected dividend is based upon the current dividend rate.

        The fair value of restricted share awards is based on the fair value of the Company's common stock on the grant date.

        Phantom stock awards are settled in cash and are therefore classified as liability awards. The fair value of the liability is remeasured at each reporting date until final settlement using the fair value of the Company's common stock on that date.

        Cash flows related to income tax deductions in excess of the compensation cost recognized on share-based awards exercised during the period presented (excess tax benefit) are classified in financing cash flows in the Consolidated Statements of Cash Flows.

Foreign Currency Translation

        Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Consolidated Statements of Financial Condition, and revenues and expenses are translated at average rates of exchange during the fiscal year. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. Dollar, together with the after-tax effect of exchange rate changes on intercompany transactions of a long-term investment nature, are reflected as a component of accumulated other comprehensive income in stockholders' equity. Gains or losses on foreign currency transactions are included in other general and administrative expenses in the Consolidated Statements of Income.

Derivative Financial Instruments

        The Company uses derivative financial instruments to economically hedge certain foreign currency exposure. It does not use derivative financial instruments for speculative purposes. See Note 5, Derivative Instruments, for a full description of derivative financial instrument activities and related accounting policies.

Employee Separation Costs

        Employee separation charges incurred in connection with our restructuring plan are accounted for when probable and estimable.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Restructuring Charges

        In the current market environment where assets under management at actively managed U.S. equity mutual funds (comprising the Company's core U.S. customer base) remain significantly below historical levels, the Company conducted a strategic review of its operations, including its overall cost structure, technology assets and competitive position. As a result of this review, the Company committed to a restructuring plan in the fourth quarter of 2009 to lower its cost structure and refocus resources to areas of its business that provide a sufficiently profitable return. The Company recorded a $25.4 million restructuring charge which included costs related to employee separation, the consolidation of leased facilities and write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities.

        The following table summarizes the pre-tax charges by segment for the year ended December 31, 2009 (dollars in thousands). These charges are classified as restructuring charges in our Consolidated Statements of Income.

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Employee separation and related costs	$16,155	$2,636	$—	$1,412	$20,203
Consolidation of leased facilities	1,524	—	—	—	1,524
Asset write-offs:
Capitalized software	2,439	—	—	—	2,439
Intangible assets	1,196	—	69	13	1,278

Total restructuring charges	$21,314	$2,636	$69	$1,425	$25,444

        Employee separation and related costs pertain to the termination of 144 employees primarily from the U.S. Operations. The consolidation of leased facilities charges relate to non-cancelable leases which were vacated.

        Activity and liability balances recorded as part of the restructuring plan through December 31, 2009 are as follows (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Asset write-offs	Total
Restructuring charges recognized in 2009	$20,203	$1,524	$3,717	$25,444
Cash payments	(2,009)	—	—	(2,009)
Asset write-offs	—	—	(3,717)	(3,717)
Acceleration of share-based compensation in additional paid-in capital	(1,819)	—	—	(1,819)
Other	76	44		120

Ending liability balance	$16,451	$1,568	$—	$18,019

        Most of the remaining accrued costs (included in accounts payable and accrued expenses) are expected to be paid in the first quarter of 2010, except payments related to the leased facilities, which will continue until April 2012.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Fair Value Measurements

        The Company adopted the accounting prescribed by ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities on January 1, 2008. The partial adoption of ASC 820, as it relates to financial assets and liabilities did not have any impact on the consolidated results of operations or financial position, other than additional disclosures. During the first quarter of 2009, the Company adopted ASC 820 with regards to non-financial assets and liabilities, which also did not have any impact on the consolidated results of operations or financial position.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, various methods are used including market, income and cost approaches. Based on these approaches, certain assumptions that market participants would use in pricing the asset or liability are used, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. Valuation techniques that are used maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, fair value measured financial instruments are categorized according to the fair value hierarchy prescribed by ASC 820. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Fair value measurements on a recurring basis are as follows (dollars in thousands):

2009	December 31, 2009	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$8,938	$8,938	$—	$—
U.S. government money market mutual funds	207,133	207,133	—	—
Money market mutual funds	4,514	4,514	—	—
Securities owned, at fair value:
Trading securities	125	125	—	—
Available-for-sale securities	1,403	1,403	—	—
Equity index mutual funds	3,357	3,357	—	—
Bond mutual funds	1,883	1,883	—	—

Total	$227,353	$227,353	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Common stock	31	31	—	—

Total	$34	$31	$3	$—

2008	December 31, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$6,623	$6,623	$—	$—
Money market mutual funds	36,704	36,704	—	—
U.S. Government money market mutual funds	243,908	243,908	—	—
Securities owned, at fair value:
Trading securities	512	512	—	—
Available-for-sale securities	1,518	1,518	—	—
Equity index mutual funds	2,652	2,652	—	—
Bond mutual funds	1,717	1,717	—	—

Total	$293,634	$293,634	$—	$—

Liabilities
Accounts payable and accrued expenses:
Interest rate swaps	$449	$—	$449	$—
Currency forward contracts	5,664	—	5,664	—
Securities sold, not yet purchased, at fair value:
Common stock	2,479	2,479	—	—

Total	$8,592	$2,479	$6,113	$—

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Cash and cash equivalents other than bank deposits are measured at fair value and include money market mutual funds (principally U.S. government money market mutual funds), which are exchange traded.

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

        Assets measured at fair value on a nonrecurring basis are as follows (dollars in thousands):

		Fair Value Measurements Using
	December 31, 2009				Total Losses
		Level 1	Level 2	Level 3
Capitalized software	$7,132	$—	$—	$7,132	$2,439
Intangible assets	—	—	—	—	1,278

Total	$7,132	$—	$—	$7,132	$3,717

        As a result of the Company's restructuring activities, the following assets were written down to their fair value, resulting in charges included in earnings as a component of restructuring charges:

  •
  Capitalized software held and used with a carrying amount of $9.5 million was written down to its fair value of $7.1 million, resulting in a charge of $2.4 million.

  •
  Intangible assets with a carrying amount of $1.3 million were written down to their fair value of zero, resulting in a charge of $1.3 million

(5)   Derivative Instruments

Derivative Contracts

        All derivative instruments are recorded on the Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under ASC 815, Derivatives and Hedging, are recognized immediately in income. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in income and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Consolidated Statements of Financial Condition in accumulated other comprehensive income ("OCI") until the hedged transaction is recognized in income. However, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in income. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated other comprehensive income at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated other comprehensive income is immediately reclassified into income.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges

        In 2006, the Company entered into interest rate swaps to hedge the risk related to the variability of LIBOR-based interest payments that we believed were likely to occur over the next three years. The interest rate swaps, which were designated as hedging instruments in a cash flow hedge, matured on March 31, 2009. During 2009, the final settlement of these swaps increased interest expense by approximately $0.5 million.

Economic Hedges

        The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at December 31, 2009.

        When clients request trade settlement in a currency other than the currency in which the trade was executed, the Company enters into foreign exchange contracts in order to close out the resulting foreign currency position. The foreign exchange deals are executed the same day as the underlying trade for value on the trade settlement date, typically three days later. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. These foreign exchange contracts are reflected in the tables below.

Fair Values and Effects of Derivatives Held

        Asset derivatives are classified as other assets on the Consolidated Statements of Financial Condition. At December 31, 2009 and 2008, there were no asset derivative instruments.

        The following table summarizes the fair values of our liability derivative instruments (dollars in thousands) at December 31, which are included in accounts payable and accrued expenses on the Consolidated Statements of Financial Condition:

	Liability Derivatives Fair Value
	2009	2008
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$449

Total derivatives designated as hedging instruments	—	449

Derivatives not designated as hedging instruments:
Currency forward contracts	3	5,664

Total derivatives not designated as hedging instruments	3	5,664

Total derivatives	$3	$6,113

        All currency forward contracts open at December 31, 2009 matured in January 2010.

        The following table summarizes the impact the effective portion of derivative instruments had on the results of operations (dollars in thousands) at December 31. Losses were reclassified from

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accumulated other comprehensive income into interest expense on the Consolidated Statements of Income (see Note 17, Other Comprehensive Income).

	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate swaps	$—	$(449)	$(450)	$(960)

Total	$—	$(449)	$(450)	$(960)

        As of December 31, 2009 and 2008, no derivative instruments were deemed ineffective; therefore no gain or loss was recognized in the Consolidated Statements of Income.

        The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations (dollars in thousands) at December 31, which are recorded in other general and administrative expense in the Consolidated Statements of Income.

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2009	2008
Currency forward contracts	$270	$417

Total	$270	$417

(6)   Acquisitions

Block Alert, LLC

        On August 16, 2006, the Company entered into a 50% joint venture agreement with Merrill Lynch to form Block Alert, LLC ("BLOCKalert"), a global block order crossing service providing a liquidity pool for block orders utilizing its anonymous and independent POSIT crossing system. On July 30, 2008, the Company acquired the remaining shares of the BLOCKalert joint venture (now POSIT Alert LLC) that it did not already own for $10.0 million, bringing its ownership interest to 100% and resulting in the consolidation of all assets and liabilities in the accompanying Consolidated Statements of Financial Condition. The purchase price has been allocated to assets acquired and liabilities assumed based upon an allocation of historical book values and estimated fair market values at the date of acquisition and includes an intangible asset (proprietary software) of $2.8 million. The $1.7 million excess of the investment cost over the estimated fair value of the net assets acquired was allocated to goodwill. The goodwill and intangible assets were assigned to the U.S. Operations segment. The goodwill is deductible for tax purposes. Prior to its becoming a wholly owned subsidiary on July 30, 2008, the Company accounted for the initial 50% interest in the BLOCKalert joint venture under the equity method.

RedSky Financial, LLC

        On July 31, 2007, the Company acquired 100% of RedSky Financial, LLC (now ITG Derivatives) for $22.5 million and incurred acquisition costs of $0.4 million. In 2009, a contingent payment of $2.5 million was made in accordance with the purchase agreement, of which $1.9 million was included in the $22.9 million purchase price and $0.6 million was recognized as expense over the appropriate period since the acquisition date as it was considered to be compensatory.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Pursuant to the purchase agreement, a guaranteed payment of $7.4 million is payable in 2011, of which $5.6 million was included in the purchase price of $22.9 million. The remaining $1.8 million is considered compensatory and is being recognized as expense over the appropriate period through December 31, 2010.

        The purchase agreement covenants further state that if certain expectations are met pertaining to 2008 through 2010 cumulative results, additional contingent payments of up to $12.5 million would be required. Approximately $7.0 million of the remaining contingent payments would be recognized as expense in the appropriate periods as this portion of the contingent consideration is considered to be compensatory. The total cost of the acquisition could reach $37.8 million, including $9.4 million of total compensation expense, of which $2.0 million has been recognized through December 31, 2009.

        ITG Derivatives has augmented the Company's product offerings, by providing clients with multi-asset execution management systems. The results of ITG Derivatives' operations have been included in the Company's consolidated financial statements since July 31, 2007.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Purchase price	$22,527
Acquisition costs	421

Total purchase price	$22,948

Cash	$1,122
Receivables from brokers, dealers and clearing organizations	1,782
Accounts payable and accrued expenses	(2,143)
Other intangibles	4,400
Other, net	129
Goodwill	17,658

Total purchase price	$22,948

        The goodwill and intangible assets were assigned to the U.S. Operations segment and are deductible for tax purposes. Of the $4.4 million of acquired intangible assets, $3.6 million was assigned to internally developed computer software with a useful life of 10 years. The remaining $0.8 million was assigned to a customer related intangible asset with a useful life of 17 years. The intangible assets have a weighted average useful life of approximately 11.27 years.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   Goodwill and Other Intangibles

        The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2007	$388,105	$28,252	$6,417	$422,774
Acquisition of Block Alert LLC	1,707	—	—	1,707
Other adjustments	(653)	192	(124)	(585)

Balance as of December 31, 2008	$389,159	$28,444	$6,293	$423,896

ITG Derivative purchase price adjustment	1,937	—	—	1,937
Other adjustments	(295)	(57)	(180)	(532)

Balance as of December 31, 2009	$390,801	$28,387	$6,113	$425,301

        Other adjustments primarily reflect currency translation adjustments.

        Acquired other intangible assets consisted of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$780	$11,156	$522	5.0
Customer related intangibles	8,401	1,919	8,620	1,421	6.4
Proprietary software	20,876	9,930	20,427	7,381	17.6
Trading rights	165	—	165	—	—
Other	50	—	50	—	—

Total	$39,892	$12,629	$40,418	$9,324

        At December 31, 2009, other intangibles not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name.

        Amortization expense of other intangibles was $3.3 million, $3.1 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively and was included in other general and administrative expense in the Consolidated Statements of Income.

        The Company's estimate of future amortization expense for acquired other intangibles that exist at December 31, 2009 is as follows (dollars in thousands):

Year	Estimated Amortization
2010	$2,804
2011	2,770
2012	2,770
2013	2,770
2014	2,215
thereafter	5,319

Total	$18,648

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company performs its annual impairment testing as of October 1 and determined that there was no impairment of the carrying values of goodwill or other intangible assets in the periods presented.

(8)   Cash Restricted or Segregated Under Regulations and Other

        Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers ("Special Reserve Bank Account") maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934 ("Customer Protection Rule"), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade settlement activity, (v) segregated balances maintained by our Japanese business on behalf of its customers under certain directed brokerage arrangements and (vi) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases.

(9)   Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31 (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2009	2008	2009	2008
Corporate stocks—trading securities	$125	$512	$31	$2,479
Corporate stocks—available-for-sale	1,403	1,518	—	—
Mutual funds	5,240	4,369	—	—

Total	$6,768	$6,399	$31	$2,479

        Securities owned consists of securities positions held by the Company resulting from temporary positions in securities incurred in the normal course of our agency trading business, mutual fund positions, and 55,440 shares of common stock in NYSE Euronext, Inc. ("NYX Shares").

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

Available-for-Sale Securities

        Unrealized holding gains and losses for available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows as of December 31 (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	2009	2008
Positions with net gains	$—	$—
Positions with net (losses)	(69)	—

Total gain/(loss)	$(69)	$—

        There were no sales of available-for-sale securities during 2009 or 2008. On December 31, 2008, an after-tax unrealized holding loss of $0.9 million was reclassified from accumulated other comprehensive income to earnings as we believe that the decrease in the fair market value of our available-for-sale

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities to $1.5 million was other-than-temporary. This fair value is the new cost basis and subsequent temporary price changes will continue to be reported in accumulated other comprehensive income.

(10) Receivables and Payables

Receivables From and Payables To Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from and payables to brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables From		Payables To
	2009	2008	2009	2008
Broker-dealers	$303,072	$300,754	$196,042	$226,515
Clearing organizations	5,401	6,981	2	97
Deposits for securities borrowed	56,266	21,717	—	—
Securities loaned	—	—	52,620	5,915
Allowance for doubtful accounts	(303)	(924)	—	—

Total	$364,436	$328,528	$248,664	$232,527

Receivables From and Payables To Customers

        The following is a summary of receivables from and payables to customers at December 31 (dollars in thousands):

	Receivables From		Payables To
	2009	2008	2009	2008
Customers	$299,189	$302,324	$299,200	$287,515
Allowance for doubtful accounts	(847)	(2,166)	—	—

Total	$298,342	$300,158	$299,200	$287,515

        The Company maintains an allowance for doubtful accounts based upon estimated collectibility of receivables. The allowance was decreased by $1.7 million in 2009, following increases of $0.7 million and $1.1 million in 2008 and 2007, respectively. Total write-offs against the allowance of $0.3 million, $1.0 million and $0.3 million were recorded during 2009, 2008 and 2007, respectively.

(11) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2009	2008
Furniture, fixtures and equipment	$116,985	$117,026
Leasehold improvements	29,841	28,271

	146,826	145,297
Less: accumulated depreciation and amortization	105,389	96,976

Total	$41,437	$48,321

        Depreciation and amortization expense relating to premises and equipment amounted to $23.0 million, $21.8 million and $17.0 million during the years ended December 31, 2009, 2008 and 2007, respectively, and is included in occupancy and equipment expense in the Consolidated Statements of Income.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2009	2008
Capitalized software costs	$129,616	$106,650
Less: accumulated amortization	60,703	43,829

Total	$68,913	$62,821

        Software costs totaling $42.8 million and $41.0 million were capitalized in 2009 and 2008, respectively, primarily related to the continued development of new features and functionalities across the entire product line including the globalization of client-site products Triton and Radical, new enhancements to the algorithmic trading suite and adding new liquidity sources to the POSIT Marketplace. The Company also continued to develop new features for its pre and post trade products along with Channel, Matrix and other various tools designed to enhance and improve the customer's trading experience. ITG is also continuing its efforts to globalize product lines to serve international markets. During 2009, capitalized software costs and related accumulated amortization were each reduced by $18.1 million for fully amortized costs that are no longer in use. An additional $2.4 million of capitalized costs were written off in 2009 as part of the Company's restructuring plan due to changes in product priorities.

        Capitalized software costs of $7.7 million and $8.7 million were not subject to amortization as of December 31, 2009 and 2008, respectively, as the underlying products were not yet available for release. Other general and administrative expenses in the Consolidated Statements of Income included $34.5 million, $29.3 million and $16.5 million related to the amortization of capitalized software costs in 2009, 2008 and 2007, respectively.

(13) Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2009	2008
Accrued compensation and benefits	$64,054	$69,363
Accrued research payables	39,027	44,261
Deferred compensation	24,952	28,959
Trade payables	19,924	28,356
Accrued restructuring	18,019	—
Deferred revenue	12,625	12,720
Acquisition payment obligation	6,981	7,053
Accrued transaction processing	4,621	3,589
Other	19,293	27,281

Total	$209,496	$221,582

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Income Taxes

        Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2009	2008	2007
Current:
Federal	$14,946	$41,180	$45,934
State	3,160	16,537	14,656
Foreign	7,010	10,564	9,866

	25,116	68,281	70,456
Deferred:
Federal	7,224	8,936	6,099
State	664	4,404	1,945
Foreign	613	(737)	(739)

	8,501	12,603	7,305

Total	$33,617	$80,884	$77,761

        Income before income taxes consisted of the following (dollars in thousands):

	2009	2008	2007
U.S.	$74,102	$180,988	$165,953
Foreign	2,349	14,538	22,915

Total	$76,451	$195,526	$188,868

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax liability at December 31 were as follows (dollars in thousands):

	2009	2008
Deferred tax assets:
Deferred compensation	$12,716	$13,944
Net operating loss and capital investment loss carry forward	14,407	8,361
Share-based compensation	10,385	6,811
Allowance for doubtful accounts	598	1,127
FIN 48 tax benefits	2,229	7,136
Depreciation	2,068	639
Other	4,067	3,072

Total deferred tax assets	46,470	41,090
Less: valuation allowance	14,289	6,651

Total deferred tax assets, net of valuation allowance	32,181	34,439

Deferred tax liabilities:
Goodwill and other intangibles	(21,573)	(18,462)
Capitalized software	(23,428)	(21,290)
Other	(1,269)	(1,020)

Total deferred tax liabilities	(46,270)	(40,772)

Net deferred tax liabilities	$(14,089)	$(6,333)

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2009, the Company believes that it is more likely than not that future reversals of our existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax asset, net of valuation allowance. In 2009, a full valuation allowance against Asia Pacific net operating losses was recorded due to the emphasis given to historical losses.

        Net operating loss and capital loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong, Australia and Ireland operating losses	$40,483	Indefinite
Japan, operating loss	15,317	3 to 7

Total	$55,800

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	3.9	6.9	5.6
Foreign tax impact, net	5.9	(0.3)	0.5
Other, net	(0.8)	(0.2)	0.1

Effective income tax rate	44.0%	41.4%	41.2%

        Current taxes payable was reduced by $2.8 million and $6.2 million at December 31, 2008 and 2007, respectively, relating to the exercise of employee stock options and the issuance of employee restricted share awards. No such benefit was received in 2009. For further discussion, see Note 22, Employee and Non Employee Director Stock and Benefit Plans.

Tax Uncertainties

        Under ASC 740, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The cumulative impact of our reassessment of uncertain tax positions in accordance with ASC 740 on January 1, 2007 did not have any impact on the statement of changes in stockholders' equity.

        During 2009, we resolved uncertain tax positions in the U.S. for fiscal years 2001 through 2007 resulting in a decrease in our liability of $14.8 million (including interest of $5.1 million), as well as the related deferred tax assets of $5.6 million. As a result of this, we recognized a net tax benefit of $2.5 million for the year.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2009	2008	2007
Balance, January 1	$18,376	$15,271	$15,527
Additions based on tax positions related to the current year	2,551	4,290	903
Additions based on tax positions of prior years	731	5,082	1,547
Reductions for tax positions of prior years	(678)	(2)	(1,240)
Reductions due to settlements with taxing authorities	(9,767)	(4,876)	(569)
Reductions due to expiration of statute of limitations	(214)	(1,389)	(897)

Balance, December 31	$10,999	$18,376	$15,271

        Included in the balance at December 31, 2009, 2008 and 2007, are $9.4 million, $13.6 million and $10.4 million, respectively, of unrecognized tax benefits which, if recognized, would affect the Company's effective tax rate.

        As of December 31, 2009, the Company does not expect that unrecognized tax benefits for tax positions taken with respect to 2009 and prior years will significantly change within the next twelve months.

        With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign tax audits by taxing authorities for years preceding 2006. The Internal Revenue Service ("IRS") is currently examining the Company's U.S. federal income tax returns for 2006 and 2007. Certain state and local returns are also currently under various stages of audit. We do not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2009, interest expense of $1.6 million, gross of related tax effects of $0.7 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2009, we recognized $0.2 million of tax related interest income related to the reversal of accruals. Penalties of $0.1 million were recognized in 2009 as a component of income tax expense.

(15) Short-Term Bank Loans

        The Company's U.S. securities settlement operations are funded with operating cash or with short-term bank loans. The Company has established pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements generally bear interest at federal funds rate plus a spread of 50 - 100 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings. At December 31, 2009, there were no short-term bank loans outstanding under these pledge facilities. At December 31, 2008, there were $24.9 million in short-term bank loans under these pledge facilities at a weighted average interest rate of 1.75%.

(16) Long Term Debt

        On January 3, 2006, the Company entered into a $225 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200 million ("Term Loan") and a five-year revolving facility (expiring on December 31, 2010) in the amount of $25 million ("Revolving Credit Facility"). The Term Loan and Revolving Credit Facility are

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

secured by substantially all of the Company's assets. The Term Loan was utilized on January 3, 2006, to partially finance the Macgregor and Plexus Group Inc. acquisitions. The Revolving Credit Facility is available for future working capital purposes and is not drawn upon as of the filing date of this annual report. Commitment fees are payable on the Revolving Credit Facility at a 0.30% rate per year. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate ("LIBOR") plus a margin of 1.25%. Debt issuance costs of $2.3 million, primarily underwriting fees, related to the creation of the facility, were incurred. The debt issuance costs are included in other assets on the accompanying Consolidated Statement of Financial Condition and are being amortized to interest expense over the life of the loan.

        At December 31, 2009, the Company had $46.9 million in debt outstanding under the Term Loan. Principal payments on the Term Loan were $47.6 million and $38.0 million during 2009 and 2008, respectively. Principal and interest payments on the Term Loan are due on a quarterly basis. The outstanding balance will be repaid in quarterly installments during 2010.

        Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $2.5 million, $7.3 million and $10.4 million in 2009, 2008 and 2007, respectively.

        Pursuant to the terms of the credit agreement, the Company is required to maintain certain financial ratios and operating statistics, and will be subject to certain operational limitations, including limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers, acquisitions and dispositions of assets), to make dividends and distributions on capital stock and to undertake certain capital expenditures. Also pursuant to the terms of the credit agreement, in March 2006, the Company entered into interest rate swap agreements which effectively fixed the interest rate on a portion of the outstanding Term Loan amount at 6.314% for a period of three years. The interest rate swaps matured on March 31, 2009 and thereafter, the Term Loan has not been hedged. The credit agreement expires on December 31, 2010.

(17) Other Comprehensive Income

        The components and allocated tax effects of other comprehensive income for the periods ended December 31, 2009 and 2008 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
December 31, 2009
Currency translation adjustment	$7,468	$—	$7,468
Unrealized holding gain on securities, available-for-sale	(115)	46	(69)
Unrealized loss on hedging activities:
Beginning balance	(449)	181	(268)
Unrealized losses arising during period	(1)	—	(1)
Reclassification adjustment for losses recognized in net income	450	(181)	269

Net unrealized loss on hedging activities	—	—	—

Total	$7,353	$46	$7,399

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before Tax Effects	Tax Effects	After Tax Effects
December 31, 2008
Currency translation adjustment	$(5,810)	$—	$(5,810)
Unrealized holding gain / (loss) on securities, available-for-sale:
Beginning balance	91	(37)	54
Unrealized holding losses arising during period	(1,610)	658	(952)
Reclassification adjustment for losses recognized in net income	1,519	(621)	898

Net unrealized holding gain / (losses) on securities, available-for-sale	—	—	—

Unrealized loss on hedging activities	(449)	180	(269)

Total	$(6,259)	$180	$(6,079)

        In 2006, the Company entered into interest rate swaps to hedge the risk related to the variability of the LIBOR-based interest payments that were deemed probable to occur over the next three years. The interest rate swaps, which were designated as hedging instruments in a cash flow hedge, matured on March 31, 2009. During 2009, an after tax loss of $0.3 million was reclassified out of accumulated other comprehensive income and into interest expense.

        Unrealized holding gains and losses on securities, available-for-sale relates to the NYX Shares the Company received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006. During 2008, an after-tax unrealized holding loss of $0.9 million was reclassified from accumulated other comprehensive income into income as the Company, after determining that the decrease in the value of those shares was other-than-temporary, wrote down their value to reflect their December 31, 2008 fair market value of $1.5 million. This fair value became the new cost basis and subsequent temporary price changes are reported in accumulated other comprehensive income. At December 31, 2009, there were no securities that were other-than-temporarily impaired.

        Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(18) Related Party Transactions

        Prior to the purchase of BLOCKalert on July 30, 2008 (see Note 6, Acquisitions, for further details), the Company contracted with BLOCKalert to provide it with the use of technology and other services. The Company earned approximately $2.0 million and $3.0 million for these services provided to BLOCKalert during 2008 and 2007, respectively. Additionally, the Company paid BLOCKalert approximately $0.1 million for the use of the software during both 2008 and 2007, respectively. No such transactions occurred during 2009.

(19) Off-Balance Sheet Risk and Concentration of Credit Risk

        In the normal course of business, the Company is involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties or customer non-performance. In connection with the settlement of non-U.S. securities transactions, the Company has provided third party financial institutions with guarantees in amounts up to a maximum

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $105 million. In the event that a customer of certain subsidiaries fails to settle a securities transaction, or if the related subsidiaries were unable to honor trades with a customer, the Company would be required to perform for the amount of such securities up to the $105 million cap. However, as transactions are collateralized by the underlying security, the associated risk of changes in the market value of the security through settlement date is thereby reduced. As a result, the settlement of these transactions is not expected to have a material effect upon the Company's financial statements. It is also the Company's policy to review, as necessary, the credit worthiness of each counterparty and customer.

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

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, securities owned, at fair value, receivables from brokers, dealers and clearing organizations and receivables from customers. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions.

(20) Net Capital Requirement

        ITG Inc., AlterNet, ITG Derivatives and Blackwatch are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, $500,000 and $5,000, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

        Net capital balances and the amounts in excess of required net capital at December 31, 2009 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$167.7	$166.7
AlterNet	3.7	3.6
Blackwatch	3.4	3.3
ITG Derivatives	3.3	2.8

        As of December 31, 2009, ITG Inc. had a $21.3 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the minimum requirements applicable to each business as of December 31, 2009, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$45.2	$44.7
European Operations
Europe	$47.7	$27.6
Asia Pacific Operations
Australia	$6.2	$5.2
Hong Kong	24.8	19.1
Japan	23.6	20.7

(21) Stockholders' Equity

        The Company presently does not pay cash dividends on common stock as its policy is to retain earnings to finance the operations and expansion of its businesses.

        On July 22, 2004, the Board of Directors authorized management to use its discretion to repurchase up to 2.0 million shares of common stock in open market or privately negotiated transactions. The authorization has no expiration date and was reaffirmed by the Board of Directors on August 6, 2007. On July 30, 2008, the Board of Directors re-authorized the purchase of the shares remaining under the 2004 authorization and authorized the purchase of an additional 2.0 million shares of common stock, and such authorization does not have an expiration date. As of December 31, 2009, there were 2.0 million shares available for repurchase.

        During 2009, we repurchased approximately 0.1 million shares of our common stock at a cost of approximately $2.7 million solely to satisfy the minimum statutory employee withholding tax upon the net settlement of equity awards.

        During 2008, the Company repurchased 0.8 million shares of common stock at a cost of $26.2 million, which was funded from available cash resources. A total of 0.7 million ($23.0 million) of these shares were purchased under the above authorizations and the remaining 80,000 ($3.2 million) shares were repurchased solely to satisfy the minimum statutory employee withholding tax upon the net settlement of equity awards.

        During 2007, the Company repurchased 1.3 million shares of common stock at a cost of $50.3 million under the above authorizations. These repurchases were funded from available cash resources.

(22) Employee and Non Employee Director Stock and Benefit Plans

        The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by the Company's stockholders and became effective on May 8, 2007 (the "Effective Date") and was last amended and restated on August 18, 2009. As of the Effective Date, the Investment Technology Group, Inc. Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan"), the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), our prior equity plan for our employees, the Stock Unit Award Program Subplan, as amended and restated (the "SUA"), the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan"), and the Amended and Restated Investment

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan", and collectively with the SUA and the Directors' Retainer Fee Subplan, the "Subplans") were merged with and into the 2007 Plan. No additional grants have been, or will be, made after the Effective Date under the Non-Employee Directors' Stock Option Plan or the 1994 Plan. Outstanding grants under such plans as of the Effective Date will continue in effect according to their terms as in effect on the Effective Date (subject to permitted amendments as the compensation committee determines appropriate) and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. After the Effective Date, the Subplans shall continue in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made under the Subplans. In October 2008, the compensation committee adopted the Equity Deferral Award Program, another subplan under the 2007 Plan (the "EDA").

        Under the 2007 Plan, 6,486,208 shares of common stock are authorized. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Options that have been granted under the 2007 Plan are exercisable on dates ranging through June 2014. The 2007 Plan will remain in effect until May 7, 2017, unless terminated, or extended, by the Board of Directors with the approval of the Company's stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions.

        In January 2006, the Board of Directors adopted the Directors' Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors' Equity Subplan was amended and restated on February 7, 2008 to reflect certain modifications necessary to comply with the requirements of section 409A of the Internal Revenue Code. The Directors' Equity Subplan provides for the grant of options and restricted share awards to non-employee directors of the Company. Under the Directors' Equity Subplan, a newly appointed non-employee director will be granted (a) stock options valued at $100,000 and (b) restricted share awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. In addition, non-employee directors will be granted (a) stock options valued at $36,000 and (b) restricted share awards valued at $36,000 annually, on the forty fifth (45th) day following each of the Company's annual meetings of stockholders. All stock options are non-qualified options, will expire five years after the date of grant and will have an exercise price equal to the fair market value of the Company's stock at the time of grant. All stock options and restricted share awards will vest in three equal annual installments, beginning on the first anniversary of the date of grant.

        Under the 1994 Plan, the Company was, and under the 2007 Plan the Company is, permitted to grant performance-based stock options, in addition to time-based option awards to employees, however the Company did not grant any performance-based option awards under the 2007 Plan or the 1994 Plan during the three years ended December 31, 2009. Time-based option awards either vest in full on the third anniversary of the grant or in three equal annual installments, beginning on the first anniversary of the date of grant, in each case, if the employee has remained continuously employed from the grant date to the applicable vesting date. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time-based option awards over the vesting period.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The tables below summarize our stock options as of December 31, 2009, 2008 and 2007 and changes during the years then ended:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,571,750	$22.05
Granted	23,318	43.09
Exercised	(654,549)	18.54
Forfeited	(18,326)	33.10

Outstanding at December 31, 2007	922,193	24.86
Granted	270,880	45.64
Exercised	(202,083)	14.66
Forfeited	(42,489)	42.50

Outstanding at December 31, 2008	948,501	32.18
Granted	31,143	20.09
Exercised	(214,445)	14.67
Forfeited	(61,732)	40.16

Outstanding at December 31, 2009	703,467	$36.28

Amount exercisable at December 31,
2009	489,456	$33.22
2008	568,517	23.23
2007	441,716	16.87

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.58 - 20.99	74,634	1.60	$19.91	52,389	$19.84
21.00 - 25.38	211,250	0.58	25.38	211,250	25.38
25.39 - 44.22	131,079	1.89	41.32	113,188	41.57
44.23 - 45.30	145,207	2.31	45.19	84,400	45.30
45.31 - 47.59	141,297	2.91	47.38	28,229	47.03

	703,467	1.76	$36.28	489,456	$33.22

        For the years ended 2009, 2008 and 2007, the Company recorded share-based compensation expense of $1.9 million, $2.6 million and $2.1 million, respectively, related to the Company's outstanding stock options, which were offset by related income tax benefits of approximately $0.8 million, $1.1 million and $0.9 million, respectively.

        The weighted average remaining contractual term of stock options currently exercisable is 1.12 years.

        The provision for income taxes excludes excess current tax benefits related to the exercise of stock options. These benefits totaled $0.2 million, $2.0 million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively and are reflected as increases in stockholders' equity.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes information about stock options at December 31, 2009, 2008 and 2007:

($ in thousands, except per share amounts)	2009	2008	2007
Total intrinsic value of stock options exercised	$1,770	$5,313	$16,619
Weighted average grant date fair value of stock options granted during period, per share	8.09	14.83	15.07
Cash received from stock option exercises	3.1	3.0	12.3

        The total intrinsic value of both outstanding and exercisable stock options at December 31, 2009 was under $0.1 million.

        As of December 31, 2009, there was $1.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 1.26 years.

        Stock option exercises are settled from issuance of common shares held in treasury to the extent available.

        Under the 1994 Plan, the Company was, and under the 2007 Plan is, permitted to grant restricted share awards to employees. Except for awards granted under the EDA, restricted share awards granted since 2007 generally either vest solely contingent upon continued employment through the third anniversary of the grant or cliff vest after three years in whole or in part only if the consolidated cumulative pre-tax operating income of the Company reaches certain levels (i.e. performance-based restricted stock units). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over this three-year period.

        Under the EDA, each eligible participant is granted a number of basic stock units on the date the year-end cash bonus would otherwise be paid to the participant equal to (i) the amount by which the participant's variable compensation is reduced as determined by the compensation committee, divided by (ii) the fair market value of a share of the Company's common stock on the date of grant. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 20% of the number of basic stock units granted. Basic stock units vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the company on each applicable vesting date, and will be settled in shares of our common stock within 30 days after each applicable vesting date. Matching stock units will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the company through such vesting date, and will be settled in shares of our common stock within 30 days after the date on which such matching stock units vest.

        The Company recorded share-based compensation expense of $14.6 million ($1.7 million of which was recorded in restructuring charges), $7.1 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to restricted share awards which were offset by related income tax benefits of approximately $5.8 million, $2.9 million and $2.0 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of our restricted share awards as of December 31, 2009, 2008 and 2007 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	427,677	$33.07
Granted	33,451	39.15
Vested	(84,304)	20.77
Forfeited	(17,994)	36.00

Outstanding at December 31, 2007	358,830	36.38
Granted	284,576	45.75
Vested	(147,223)	27.07
Forfeited	(30,656)	42.70

Outstanding at December 31, 2008	465,527	44.64
Granted	999,554	22.47
Vested	(178,783)	43.66
Forfeited	(61,841)	37.78

Outstanding at December 31, 2009	1,224,457	$27.03

        As of December 31, 2009, there was $15.0 million of total unrecognized compensation cost related to grants of restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 1.94 years. During 2009, restricted shares with a grant date fair value of approximately $7.8 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted share awards. While there was a tax shortfall of $1.7 million related to the vesting of restricted share awards for the year ended December 31, 2009, for the years ended December 31, 2008 and 2007, those benefits totaled approximately $0.8 million and $0.9 million, respectively. Such benefits are reflected as an increase in stockholders' equity. The tax shortfall that occurred in 2009 is the result of the tax deduction being less than the cumulative book compensation cost and is reflected as a decrease in stockholders' equity and the Company's pool of windfall tax benefits (APIC pool).

        Under the 2007 Plan and the EDA, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the EDA as described above and are settled in cash. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over a three-year period. For the year ended December 31, 2009, the Company recorded share-based compensation expense of $0.6 million ($0.1 million of which was recorded in restructuring charges) related to phantom share awards offset by related tax benefits of $0.2 million.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of our phantom share awards as of December 31, 2009, and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	—	$—
Granted	92,387	23.45
Vested	—	—
Forfeited	(1,374)	23.45

Outstanding at December 31, 2009	91,013	$23.45

        As of December 31, 2009, there was $1.2 million of total unrecognized compensation cost related to grants of phantom share awards. These costs are expected to be recognized over a weighted average period of approximately 1.27 years.

ITG Stock Unit Award Program

        Effective January 1, 1998, selected members of senior management and other key employees participated in the SUA, a mandatory tax-deferred compensation program established under the 1994 Plan which was later merged into the 2007 Plan as referenced above. Under the SUA, selected participants of the Company were required to defer receipt of (and thereby defer taxation on) a graduated portion of their total cash compensation for units representing common stock equal in value to 115% of the compensation deferred. The units were to be settled on or after the third anniversary of the date of grant.

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

        The Company recorded additional share-based compensation costs (relating to a pro rata portion of all unvested SUA employer matches) of $1.3 million, $1.0 million and $1.1 million for the years ended December 31, 2009, 2008, and 2007, respectively, as well as related income tax benefits of approximately $0.5 million, $0.4 million, and $0.5 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Effective January 1, 2009, the SUA was further amended and restated. The amendment froze the SUA such that it did not apply to compensation earned for any calendar year after calendar year 2008 and provided participants with a special transition election with respect to cessation of participation in the SUA for bonus payments for calendar year 2008 that were due after December 31, 2008 and on or before March 15, 2009. Certain other amendments were made to the SUA in order to comply with section 409A of the Internal Revenue Code.

        A summary of activity under the SUA is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	880,906	$22.65
Granted	197,428	42.69
Vested	(163,724)	15.18
Forfeited	(4,239)	19.95

Outstanding at December 31, 2007	910,371	28.35
Granted	124,666	34.11
Vested	(157,449)	20.72
Forfeited	(17,420)	29.80

Outstanding at December 31, 2008	860,168	30.56
Granted	6,743	22.65
Vested	(168,248)	35.61
Forfeited	(21,284)	27.71

Outstanding at December 31, 2009	677,379	$29.32

        Of the 677,379 units outstanding, 606,712 are non-forfeitable as of December 31, 2009.

        As of December 31, 2009, there was $0.9 million of total unrecognized compensation cost related to grants under the SUA. These costs are expected to be recognized over a weighted average period of approximately 1.41 years. The total grant date fair value of shares vested under the SUA during the twelve months ended December 31, 2009 was approximately $6.0 million. Shares issued under the SUA are from common shares held in treasury, to the extent available.

ITG Employee and Non Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP"). The RSP includes all eligible compensation (base salary, bonus, commissions, and overtime) up to the Internal Revenue Service annual maximum, which was $245,000 for 2009. The RSP's features include a guaranteed Company contribution of 3% of eligible pay to be made to all eligible employees, a discretionary Company contribution based on total consolidated Company profits between 0% and 8% of eligible compensation and a Company matching contribution of 66 2/3% of voluntary employee contributions up to a maximum of 6% of eligible compensation per year. Most of our international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $10.8 million, $7.9 million and $15.4 million in 2009, 2008 and 2007, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Income.

        Since 2006, non-employee directors received an annual retainer fee of $60,000, with the exception of the external lead director and chairman who received, until August 2008, $90,000, and who, since

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

August 2008, receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) ITG common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from our Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 13,699 units or shares, 6,429 units and 6,335 units in 2009, 2008 and 2007, respectively. The cost of the Directors' Retainer Fee Subplan was approximately $716,000, $634,000 and $681,200 in 2009, 2008 and 2007, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Income.

        In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of our common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share-based compensation expense related to the ESPP of $765,000, $783,000 and $740,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Shares distributed under the ESPP are newly issued shares.

(23) Earnings Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2009	2008	2007
Net income for basic and diluted earnings per share	$42,834	$114,642	$111,107

Shares of common stock and common stock equivalents:
Weighted average number of common shares	43,538	43,503	44,042

Weighted average shares used in basic computation	43,538	43,503	44,042
Effect of dilutive securities	480	484	742

Weighted average shares used in diluted computation	44,018	43,987	44,784

Earnings per share:
Basic	$0.98	$2.64	$2.52

Diluted	$0.97	$2.61	$2.48

        At December 31, 2009, 2008 and 2007, approximately 677,000, 456,000 and 207,000 share equivalents, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

(24) Commitments and Contingencies

  Legal Matters

        The Company is periodically involved in litigation and various legal matters that arise in the normal course of business, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes are not predictable. At the current time, the Company

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not believe that any of these matters will have a material adverse effect on our financial position or future results of operations. ITG is currently involved in an intellectual property dispute with Liquidnet. Intellectual property disputes are subject to inherent uncertainties and there can be no assurance that this lawsuit will be resolved favorably to us or that the lawsuit will not have a material adverse effect on us.

  Lease Commitments

        The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2021. Rent expense for each of the years ended December 31, 2009, 2008 and 2007 was $14.1 million and is recorded in occupancy and equipment expense in the Consolidated Statements of Income. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2010	$13,245
2011	12,003
2012	10,882
2013	9,686
2014	5,319
2015 and thereafter	16,828

Total	$67,963

  Other Commitments

        On January 3, 2006, the Company entered into a $225 million credit agreement fully underwritten by a syndicate of banks and other financial institutions. The credit agreement consists of a five-year Term Loan in the amount of $200 million and a five-year revolving facility in the amount of $25 million, as described more fully in Note 16, Long Term Debt. The current borrowings under the Term Loan bear interest based upon the Three-Month LIBOR plus a margin of 1.25%. Principal and interest payments on the Term Loan are due on a quarterly basis. The remaining scheduled principal repayments and estimated interest payments total $47.4 million.

        Pursuant to employment arrangements expiring in 2014, the Company is obligated to pay certain employees aggregate minimum compensation of $8.8 million in the year ending December 31, 2010. In the event of termination of employment without cause prior to their respective expiration, these agreements provide for aggregate employee separation payments totaling the lower of $8.8 million or the remaining minimum compensation due, net of payments made through the termination date.

        Pursuant to contracts expiring through 2013, we are obligated to purchase market data, maintenance and other services totaling $20.1 million.

(25) Segment Reporting

        The Company realigned its organizational structure to manage its business operations, planning and resource allocation as four separate and distinct businesses commencing in the second quarter of 2009. Prior to this, the Company managed its business with three segment managers who were responsible for their respective U.S., Canadian and International Operations. Under the new

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

organizational structure, the European and Asia Pacific businesses, which formerly comprised the International Operations segment, are managed as separate businesses, each under their own segment manager reporting to the Company's Chief Executive Officer. Accordingly, the information relating to the prior corresponding periods has been restated to conform to the current segments.

        The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, plan sponsors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment includes our trade execution, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel. The Asia Pacific Operations segment includes our trade execution, network connectivity and research service businesses in Australia, Hong Kong and Japan.

        The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company's resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment's revenue producing activities. Commission and fee revenues are principally attributed to each segment based upon the location of execution of the related transaction, while recurring revenues are principally attributed based upon the location of the contractual ITG entity.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
2009
Total revenues	$457,414	$70,767	$75,443	$29,445	$633,069
Income (loss) before income tax expense	74,102	16,617	4,662	(18,930)	76,451
Identifiable assets	951,015	199,875	334,667	217,546	1,703,103
Capital purchases	9,570	1,822	2,948	891	15,231
Depreciation and amortization	50,256	1,898	6,720	1,872	60,746
Share-based compensation	13,327	695	1,562	399	15,983
2008
Total revenues	$571,312	$83,351	$77,752	$30,568	$762,983
Income (loss) before income tax expense	180,988	25,729	(2,616)	(8,575)	195,526
Identifiable assets	967,540	203,242	317,510	197,161	1,685,453
Capital purchases	19,443	1,845	3,487	1,431	26,206
Depreciation and amortization	45,090	1,610	5,578	1,902	54,180
Share-based compensation	8,987	343	1,064	5	10,399
2007
Total revenues	$546,036	$74,226	$80,232	$30,505	$730,999
Income (loss) before income tax expense	165,953	20,512	4,698	(2,295)	188,868
Identifiable assets	1,017,767	245,116	425,913	412,091	2,100,887
Capital purchases	18,786	5,254	2,412	1,216	27,668
Depreciation and amortization	30,110	1,216	3,383	1,308	36,017
Share-based compensation	6,596	142	810	182	7,730

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2009	2008	2007
Long-lived Assets at December 31,
United States	$502,612	$510,183	$495,789
Canada	6,576	5,051	5,646
Europe	43,581	41,043	39,060
Asia Pacific	10,283	10,511	9,821

Total	$563,052	$566,788	$550,316

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(26) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for our quarterly operations in 2009 and 2008. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2009				(Unaudited) December 31, 2008
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$150,999	$158,438	$167,965	$155,667	$190,070	$188,278	$180,357	$204,278
Expenses:
Compensation and employee benefits	59,685	56,758	58,897	60,178	62,473	64,640	60,174	69,224
Transaction processing	23,568	24,204	24,916	22,930	21,975	24,421	24,333	24,349
Occupancy and equipment	15,254	14,958	14,900	14,838	15,075	14,986	14,655	13,100
Telecommunications and data processing services	13,497	13,770	13,312	13,970	14,029	14,026	12,438	12,750
Other general and administrative	22,323	20,307	21,357	19,041	28,019	23,004	22,944	23,589
Restructuring charges	25,444	—	—	—	—	—	—	—
Interest expense	291	407	601	1,212	1,660	1,637	1,743	2,213

Total expenses	160,062	130,404	133,983	132,169	143,231	142,714	136,287	145,225

Income before income tax expense	(9,063)	28,034	33,982	23,498	46,839	45,564	44,070	59,053
Income tax expense	(1,270)	10,556	13,671	10,660	18,096	18,393	18,330	26,065

Net income	$(7,793)	$17,478	$20,311	$12,838	$28,743	$27,171	$25,740	$32,988

Basic earnings per share	$(0.18)	$0.40	$0.47	$0.30	$0.67	$0.63	$0.59	$0.76

Diluted earnings per share	$(0.18)	$0.40	$0.46	$0.29	$0.66	$0.62	$0.58	$0.75

Basic weighed average number of common shares outstanding	43,716	43,627	43,470	43,337	43,221	43,463	43,705	43,629

Diluted weighted average number of common shares outstanding	43,716	44,126	43,824	43,606	43,498	43,869	44,256	44,231

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2009				(Unaudited) December 31, 2008
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	39.5	35.8	35.1	38.7	32.9	34.3	33.4	33.9
Transaction processing	15.6	15.3	14.8	14.7	11.6	13.0	13.5	11.9
Occupancy and equipment	10.1	9.4	8.9	9.5	7.9	8.0	8.1	6.4
Telecommunications and data processing services	8.9	8.7	7.9	9.0	7.4	7.4	6.9	6.2
Other general and administrative	14.8	12.8	12.7	12.2	14.7	12.2	12.7	11.5
Restructuring charges	16.9	—	—	—	—	—	—	—
Interest expense	0.2	0.3	0.4	0.8	0.9	0.9	1.0	1.1

Total expenses	106.0	82.3	79.8	84.9	75.4	75.8	75.6	71.0

Income before income tax expense	(6.0)	17.7	20.2	15.1	24.6	24.2	24.4	29.0
Income tax expense	(0.8)	6.7	8.1	6.8	9.5	9.8	10.2	12.8

Net income	(5.2)%	11.0%	12.1%	8.3%	15.1%	14.4%	14.2%	16.2%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in, or disagreements with, accountants reportable herein.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of ITG is responsible for establishing and maintaining adequate internal control over financial reporting. ITG's internal control over financial reporting is a process designed under the supervision of ITG's chief executive and chief financial officers, and effected by ITG's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ITG's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles and includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ITG, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of ITG are being made only in accordance with authorizations of ITG's management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ITG's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2009.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc., and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 1, 2010

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
10.1
Credit Agreement, dated January 3, 2006 by and among the Company, Bank of America, N.A., as syndication agent, U.S. Bank, National Association, as documentation agent, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions who become parties thereto as lenders (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 9, 2006).
10.2
Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies & Company, Inc. and ITG Inc. (incorporated by reference as Exhibit 10.2.3 to the Annual Report on Form 10-K for the year ended December 31, 1998).
10.3	Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference as Exhibit A to the 1997 Definitive Proxy Statement).
10.3.1
Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-Term Incentive Plan effective May 8, 2007 (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 8, 2007).
10.4	Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4.1	Amendment to Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.5	Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.5.1	Amendment to Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.5.2	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.5.3	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.6	Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.4 to Form 8-K dated August 11, 2006).

Exhibits Number		Description
10.6.1		Form of Amendment to Non-Employee Directors' Stock Option Agreements (incorporated by reference as Exhibit 10.2 to Form 8-K dated August 11, 2006).
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
10.10	*	Form of Amended and Restated Change in Control Agreement.
10.11		Stock Option Agreement dated October 4, 2006 between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.12		Restricted Share Agreement dated October 4, 2006 between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 9, 2006).
10.12.1
Amended and Restated Restricted Share Agreement dated August 6, 2008 between Investment Technology Group, Inc. and Robert C. Gasser, (incorporated by reference as Exhibit 10.2 to Form 10-Q dated August 7, 2008).
10.13
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.14		Sixth Amended and Restated Stock Unit Award Program (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.14.1		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).
10.14.2		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.14.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.14.3		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Form 8-K dated October 14, 2008).
10.15		Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.1A to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.15.1		First Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3.6 to the Annual Report on Form 10-K for the year ended December 31, 2004).
10.15.2		Second Amendment to Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.8 to Form 10-Q dated November 8, 2007).

Exhibits Number	Description
10.15.3	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 5, 2009).
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
10.20.2
Second Amendment to Lease, dated as of December 5, 1996 between Arden Realty Limited Partnership and the Company (incorporated by reference as Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997).
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
10.21.1
First Amendment to Lease, dated as of April 1, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).
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
10.22	Lease, dated October 4, 1996 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.1
First Supplemental Agreement, dated as of January 29, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.2
Second Supplemental Agreement, dated as of November 25, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.22.3
Third Supplemental Agreement, dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.22.4
Fourth Supplemental Agreement, dated as of February 21, 2006 between TAG 380, LLC and the Company (incorporated by reference as Exhibit 10.4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.23
Form of Investment Technology Group, Inc. Nonqualified Stock Option Agreement for Employees (incorporated by reference as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.24	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.25
Form of Investment Technology Group, Inc. Performance Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.26	Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 5, 2009).

Exhibits Number	Description
10.27	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.28	Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
10.29
Lease, dated as of August 15, 2000 between Boston Wharf Co. and The Macgregor Group, Inc. (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.29.1
Consent to Assignment of Lease, dated as of March 31, 2006 between W2005 BWH III Realty, L.L.C., The Macgregor Group, Inc. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.30.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.30
Lease, dated as of March 10, 1995 between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.30.1
Assignment of Lease, dated as of April 27, 1999 between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.30.2
Amendment to Lease, dated as of July 23, 2003, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.31	Office Lease Agreement, between MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated July 24, 2009 (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 5, 2009).
10.32
Lease, dated February 7, 2007 and effective January 8, 2007 between Mizuho Corporate Bank Ltd and Investment Technology Group Europe Limited (incorporated by reference as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.33
Lease, dated August 17, 1998 between Industrial Development Agency (Ireland) (with assignment to Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave) and Investment Technology Group Limited (incorporated by reference as Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.33.1
License, dated January 10, 2007 between Joseph Cosgrave, Peter Cosgrave and Michael Cosgrave and Investment Technology Group Limited (incorporated by reference as Exhibit 10.33.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.34
Employment Agreement, dated as of November 17, 1998 between Investment Technology Group Europe Limited and Alasdair Haynes (incorporated by reference as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.35
Form of Non-Qualified Stock Option Grant Agreement between Investment Technology Group, Inc and Robert C. Gasser (incorporated by reference as Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number		Description
10.36		Investment Technology Group, Inc. Stock Unit Grant Agreement, dated March 24, 2008 between the Company and Robert C. Gasser (as incorporated by reference as Exhibit 10.1 to the Form 10-Q dated May 9, 2008).
10.37	*	Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan.
10.38	*	Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company.
10.39	+
Separation Agreement, dated February 12, 2009 between Alasdair Haynes and Investment Technology Group, Inc. on behalf of Investment Technology Group Europe Limited, (as incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.40	*	Offer letter dated December 21, 2009 between Steven R. Vigliotti and Investment Technology Group, Inc.
10.41	*^	Separation Agreement dated as of February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc.
10.42	*	Transition Services Agreement dated February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc.
21.1	*	Subsidiaries of Company.
23.1	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification.
31.2	*	Rule 13a-14(a) Certification.
32.1	*	Section 1350 Certification.

*
Filed herewith

+
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 27, 2009.

^
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 26, 2010.

        See list of exhibits at Item 15(a)(3) above and exhibits following.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant

Dated: March 1, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	March 1, 2010
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	March 1, 2010
/s/ STEVEN R. VIGLIOTTI Steven R. Vigliotti	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 1, 2010
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	March 1, 2010
/s/ J. WILLIAM BURDETT J. William Burdett	Director	March 1, 2010
/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	March 1, 2010
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	March 1, 2010
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	March 1, 2010
/s/ STEVEN S. WOOD Steven S. Wood	Director	March 1, 2010