Form 10-Q
period 2010-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2010-05-10
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2010

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

At April 30, 2010 the Registrant had 43,576,003 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, Macgregor XIP, POSIT and POSIT Marketplace are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.

PRELIMINARY NOTES

When we use the terms “ITG”, the “Company”, “we”, “us” and “our”, we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology.

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, fluctuations in market trading volumes, financial market volatility, changes in commission pricing, potential impairment charges related to goodwill and other long-lived assets, evolving industry regulations, errors or malfunctions in our systems or technology, rapid changes in technology, cash flows into or redemptions from equity mutual funds, effects of inflation, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, changes in tax policy or accounting rules, fluctuations in foreign exchange rates, adverse changes or volatility in interest rates, our ability to attract and retain talented employees, as well as general economic, business, credit and financial market conditions, internationally and nationally.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K, for the year ended December 31, 2009, which you are encouraged to read.  Our 2009 Annual Report on Form 10-K is also available through our website at http://investor.itg.com.

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$322,024	$330,879
Cash restricted or segregated under regulations and other	92,627	95,787
Deposits with clearing organizations	19,451	14,891
Securities owned, at fair value	7,147	6,768
Receivables from brokers, dealers and clearing organizations	976,731	364,436
Receivables from customers	1,059,125	298,342
Premises and equipment, net	41,469	41,437
Capitalized software, net	64,139	68,913
Goodwill	425,346	425,301
Other intangibles, net	26,530	27,263
Income taxes receivable	7,682	13,897
Deferred taxes	2,515	2,910
Other assets	15,355	12,279
Total assets	$3,060,141	$1,703,103

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$167,590	$209,496
Payables to brokers, dealers and clearing organizations	953,207	248,664
Payables to customers	1,004,814	299,200
Securities sold, not yet purchased, at fair value	87	31
Income taxes payable	11,900	14,113
Deferred taxes	17,433	16,999
Long term debt	35,000	46,900
Total liabilities	2,190,031	835,403

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,731,780 and 51,682,153 shares issued at March 31, 2010 and December 31, 2009, respectively	517	517
Additional paid-in capital	231,059	233,374
Retained earnings	817,585	809,153
Common stock held in treasury, at cost; 8,196,381 and 7,891,717 shares at March 31, 2010 and December 31, 2009, respectively	(185,834)	(182,743)
Accumulated other comprehensive income (net of tax)	6,783	7,399
Total stockholders’ equity	870,110	867,700
Total liabilities and stockholders’ equity	$3,060,141	$1,703,103

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Commissions and fees	$121,918	$130,932
Recurring	21,971	21,162
Other	2,801	3,573
Total revenues	146,690	155,667

Expenses:
Compensation and employee benefits	53,464	60,178
Transaction processing	20,659	22,930
Occupancy and equipment	15,197	14,838
Telecommunications and data processing services	13,635	13,970
Other general and administrative	28,070	19,041
Interest expense	224	1,212
Total expenses	131,249	132,169
Income before income tax expense	15,441	23,498
Income tax expense	7,009	10,660
Net income	$8,432	$12,838

Earnings per share:
Basic	$0.19	$0.30
Diluted	$0.19	$0.29

Basic weighted average number of common shares outstanding	43,827	43,337
Diluted weighted average number of common shares outstanding	44,415	43,606

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2010

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2010	$—	$517	$233,374	$809,153	$(182,743)	$7,399	$867,700

Net income	—	—	—	8,432	—	—	8,432
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(759)	(759)
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	143	143
Comprehensive income							$7,816
Issuance of common stock for share awards (286,467 shares) and employee stock unit awards (136,228 shares), including tax benefit decrease of $0.8 million	—	—	(6,359)	—	9,764	—	3,405
Issuance of common stock for the employee stock purchase plan (49,627 shares)	—	—	864	—	—	—	864
Settlement of share-based awards (161,359 shares)	—	—	—	—	(2,939)	—	(2,939)
Purchase of common stock for treasury (566,000 shares)	—	—	—	—	(9,916)	—	(9,916)
Share-based compensation	—	—	3,180	—	—	—	3,180
Balance at March 31, 2010	$—	$517	$231,059	$817,585	$(185,834)	$6,783	$870,110

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from Operating Activities:
Net income	$8,432	$12,838
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,043	14,618
Deferred income tax expense	673	5,612
Provision for doubtful accounts	247	(699)
Share-based compensation	3,307	3,336
Capitalized software write-off	6,091	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	609	10,686
Deposits with clearing organizations	(4,560)	(15,397)
Securities owned, at fair value	(376)	1,099
Receivables from brokers, dealers and clearing organizations	(627,793)	(239,945)
Receivables from customers	(773,052)	(636,960)
Accounts payable and accrued expenses	(41,383)	(50,464)
Payables to brokers, dealers and clearing organizations	718,884	110,113
Payables to customers	717,292	785,536
Securities sold, not yet purchased, at fair value	54	(2,384)
Income taxes payable	4,139	(1,027)
Excess tax benefit from share-based payment arrangements	—	(22)
Other, net	(3,505)	(3,076)
Net cash provided by / (used in) operating activities	25,102	(6,136)

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of cash acquired	—	(1,937)
Capital purchases	(5,721)	(2,585)
Capitalization of software development costs	(10,649)	(11,529)
Net cash used in investing activities	(16,370)	(16,051)

Cash flows from Financing Activities:
Repayments of short-term bank loans	—	(24,900)
Repayments of long term debt	(11,900)	(11,900)
Excess tax benefit from share-based payment arrangements	—	22
Common stock issued	5,109	3,136
Common stock repurchased	(9,916)	—
Shares withheld for net settlements of share-based awards	(2,939)	(933)
Net cash used in financing activities	(19,646)	(34,575)

Effect of exchange rate changes on cash and cash equivalents	2,059	(170)
Net decrease in cash and cash equivalents	(8,855)	(56,932)
Cash and cash equivalents — beginning of year	330,879	352,960
Cash and cash equivalents — end of period	$322,024	$296,028

Supplemental cash flow information
Interest paid	$346	$1,561
Income taxes paid	$2,846	$6,432

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

ITG was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITGL”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Japan Ltd. (“ITG Japan”), an institutional broker-dealer in Japan, (7) ITG Software Solutions, Inc., an intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, and The Macgregor Group, Inc. (“Macgregor”), a provider of trade order management technology and network connectivity services for the financial community.

ITG is an independent agency brokerage and financial technology firm that partners with asset managers to deliver institutional global liquidity and help improve performance throughout the investment process. A unique partner in electronic trading since the launch of POSIT in 1987, ITG’s integrated approach includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Institutional investors rely on ITG’s independence, experience and agility to help measure performance, mitigate risk and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

The Company’s reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations.  The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research service businesses. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research service businesses in the Asia Pacific region.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of results.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which updates the guidance in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, related to disclosures about fair value measurements.  The amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements will require separate disclosure along with the reasons for the transfers.  The reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross rather than net basis will also have to be disclosed separately.  The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities (instead of major category) and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  Except for the detailed Level 3 disclosures, the guidance in the ASU is effective for annual and interim periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010.  Early adoption is permitted.  In the initial adoption period, entities are not required to include disclosures for previous comparative periods; however, they are required for periods ending after initial adoption.  The adoption of the guidance effective in the first quarter of 2010 did not have a material impact on the Company’s disclosures nor does the Company expect the adoption of the remaining guidance in the first quarter of 2011 to impact its disclosures.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

(2) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, various methods are used including market, income and cost approaches. Based on these approaches, certain assumptions that market participants would use in pricing the asset or liability are used, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, fair value measured financial instruments are categorized according to the fair value hierarchy prescribed by ASC 820. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Fair value measurements on a recurring basis are as follows (dollars in thousands):

March 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$6,344	$6,344	$—	$—
U.S. Government money market mutual funds	220,922	220,922	—	—
Money market mutual funds	5,966	5,966	—	—
Securities owned, at fair value:
Trading securities	201	201	—	—
Available-for-sale securities	1,642	1,642	—	—
Equity index mutual funds	3,412	3,412	—	—
Bond mutual funds	1,892	1,892	—	—
Other assets:
Currency forward contracts	235	—	235	—
Total	$240,614	$240,379	$235	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Common stock	87	87	—	—
Total	$87	$87	$—	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$8,938	$8,938	$—	$—
U.S. Government money market mutual funds	207,133	207,133	—	—
Money market mutual funds	4,514	4,514	—	—
Securities owned, at fair value:
Trading securities	125	125	—	—
Available-for-sale securities	1,403	1,403	—	—
Equity index mutual funds	3,357	3,357	—	—
Bond mutual funds	1,883	1,883	—	—
Total	$227,353	$227,353	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Common stock	31	31	—	—
Total	$34	$31	$3	$—

Cash and cash equivalents other than bank deposits are measured at fair value and include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value includes common stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Currency forward contracts are valued based upon forward exchange rates and approximate the credit risk adjusted discounted net cash flow that would have been realized if the contracts had been sold at the balance sheet date.

Assets measured at fair value on a nonrecurring basis are as follows (dollars in thousands):

		Fair Value Measurements Using			Total
	March 31, 2010	Level 1	Level 2	Level 3	Losses
Capitalized software	$—	$—	$—	$—	$6,091
Total	$—	$—	$—	$—	$6,091

Following the 2009 restructuring (see Note 3, Restructuring Charges), the Company continued to evolve its product development plan in the first quarter of 2010, and as a result determined that additional capitalized development initiatives were not likely to be used.  Included in other general and administrative expense for the three months ended March 31, 2010 is a charge of $6.1 million to write off these amounts.

(3) Restructuring Charges

In the fourth quarter of 2009, the Company committed to a restructuring plan (aimed primarily at our U.S. Operations) to reengineer our operating model to focus on a leaner cost structure and a more selective deployment of resources towards those areas of our business that provide a sufficiently profitable return. As a result, a $25.4 million restructuring charge was recorded, which included costs related to employee separation, the consolidation of leased facilities and write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities.  Employee separation and related costs pertain to the termination of 144 employees primarily from the U.S. Operations. The consolidation of leased facilities charges relate to non-cancelable leases which were vacated.

The following table summarizes the changes in the Company’s liability balance included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2009	$16,451	$1,568	$18,019
Utilized — cash	13,840	176	14,016
Non-cash adjustment	86	—	86
Balance at March 31, 2010	$2,525	$1,392	$3,917

The remaining accrued costs are expected to be paid during 2010, except payments related to the leased facilities, which will continue until April 2012.

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

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at March 31, 2010.

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

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of our derivative instruments at March 31, 2010 and December 31, 2009 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	March 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Currency forward contracts	$235	$(3)
Total derivatives not designated as hedging instruments	235	(3)
Total derivatives	$235	$(3)

All currency forward contracts open at March 31, 2010 matured in April 2010.

The following table summarizes the impact the effective portion of derivative instruments had on the results of operations (dollars in thousands) during the three months ended March 31, 2010 and 2009. Losses were reclassified from OCI into interest expense on the Condensed Consolidated Statements of Income as of March 31, 2009.

	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from OCI into Income (Effective Portion)
	2010	2009	2010	2009
Interest rate swaps	$—	$—	$—	$(450)
Total	$—	$—	$—	$(450)

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations at March 31, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2010	2009
Currency forward contracts	$62	$326
Total	$62	$326

(5) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade clearing and settlement activity, (v) segregated balances maintained on behalf of customers under certain directed brokerage arrangements and (vi) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Corporate stocks—trading securities	$201	$125	$87	$31
Corporate stocks—available-for-sale	1,642	1,403	—	—
Mutual funds	5,304	5,240	—	—
Total	$7,147	$6,768	$87	$31

Securities owned consists of securities positions held by the Company resulting from temporary positions in securities incurred in the normal course of our agency trading business as well as mutual fund positions and common stock.

Securities sold, not yet purchased consists of short positions in securities resulting from temporary positions in securities incurred in the normal course of our agency trading business.

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	March 31, 2010	December 31, 2009
Positions with net gains	$74	$—
Positions with net (losses)	—	(69)
Total gain/(loss)	$74	$(69)

There were no sales of available-for-sale securities during the three month periods ending March 31, 2010 and 2009.

(7) Income Taxes

The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

During 2010, uncertain tax positions in the U.S. were resolved for the 2008 fiscal year resulting in a decrease in our liability of $0.6 million and the related deferred tax asset of $0.2 million.  An additional minimal cost was incurred as a result of this settlement.

The Company had unrecognized tax benefits for tax positions taken of $11.3 million and $11.0 million at March 31, 2010 and December 31, 2009, respectively.  The Company had accrued interest expense of $1.0 million and $0.9 million, net of related tax effects, related to our unrecognized tax benefits at March 31, 2010 and December 31, 2009, respectively.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the period ended March 31, 2010 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2009	$390,801	$28,387	$6,113	$425,301
Currency translation adjustment	(5)	35	15	45
Balance as of March 31, 2010	$390,796	$28,422	$6,128	$425,346

Acquired other intangible assets consisted of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$844	$10,400	$780	5.0
Customer related intangibles	8,401	2,044	8,401	1,919	6.4
Proprietary software	20,876	10,474	20,876	9,930	17.6
Trading rights	165	—	165	—	—
Other	50	—	50	—	—
Total	$39,892	$13,362	$39,892	$12,629

At March 31, 2010, other intangibles not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $0.7 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively and was included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2010, no goodwill or other intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Broker-dealers	$860,824	$303,072	$736,456	$196,042
Clearing organizations	27	5,401	791	2
Securities borrowed	116,276	56,266	—	—
Securities loaned	—	—	215,960	52,620
Allowance for doubtful accounts	(396)	(303)	—	—
Total	$976,731	$364,436	$953,207	$248,664

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Customers	$1,060,069	$299,189	$1,004,814	$299,200
Allowance for doubtful accounts	(944)	(847)	—	—
Total	$1,059,125	$298,342	$1,004,814	$299,200

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2010	December 31, 2009
Accrued research payables	$44,845	$39,027
Trade payables	36,620	19,924
Deferred compensation	20,825	24,952
Accrued compensation and benefits	19,351	64,054
Deferred revenue	11,676	12,625
Acquisition payment obligation	7,087	6,981
Accrued transaction processing	4,135	4,621
Accrued restructuring	3,917	18,019
Other	19,134	19,293
Total	$167,590	$209,496

(11) Long Term Debt

On January 3, 2006, the Company entered into a $225 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consists of a five-year term loan in the amount of $200 million (“Term Loan”) and a five-year revolving facility (expiring on December 31, 2010) in the amount of $25 million (“Revolving Credit Facility”). The Revolving Credit Facility is available for future working capital purposes and is not drawn upon as of the filing date of this quarterly report. The current borrowings under the Term Loan bear interest based upon the Three-Month London Interbank Offered Rate (“LIBOR”) plus an applicable margin.

At March 31, 2010, the Company had $35.0 million in outstanding debt under the Term Loan following scheduled principal payments of $11.9 million during the three months ended March 31, 2010.  Payments of $11.9 million were made in the comparable 2009 period.  Principal and interest payments on the Term Loan are due on a quarterly basis. The outstanding balance is scheduled to be repaid in quarterly installments during 2010.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2010	2009
Three Months Ended
Net income for basic and diluted earnings per share	$8,432	$12,838
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,827	43,337
Effect of dilutive securities	588	269
Average common shares used in diluted computation	44,415	43,606
Earnings per share:
Basic	$0.19	$0.30
Diluted	$0.19	$0.29

Earnings per share computations for the three months ended March 31, 2010 and 2009 did not include anti-dilutive equity awards of approximately 720,000 and 768,000, respectively.

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2010
Currency translation adjustment	$6,709	$—	$6,709
Unrealized holding gain/(loss) on securities, available-for-sale	124	(50)	74
Total	$6,833	$(50)	$6,783

December 31, 2009
Currency translation adjustment	$7,468	$—	$7,468
Unrealized holding gain/(loss) on securities, available-for-sale	(115)	46	(69)
Total	$7,353	$46	$7,399

Unrealized holding gains and losses on securities, available-for-sale relates to the common stock in NYSE Euronext, Inc. the Company received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(14) Net Capital Requirement

ITG Inc., AlterNet, ITG Derivatives and Blackwatch Brokerage Inc. (“Blackwatch”) are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, $500,000 and $5,000, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at March 31, 2010 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$103.4	$102.4
AlterNet	2.8	2.4
Blackwatch	2.9	2.8
ITG Derivatives	3.2	2.2

As of March 31, 2010, ITG Inc. had a $22.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2010, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$49.9	$49.4
European Operations
Europe	36.2	7.7
Asia Pacific Operations
Australia	8.8	1.9
Hong Kong	23.8	6.3
Japan	22.7	20.5

(15) Segment Reporting

The Company’s reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations.  The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research service businesses in the Asia Pacific region.

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction. Recurring revenues are principally attributed based upon the location of the client using the respective service.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended March 31, 2010
Total revenues	$99,908	$18,436	$20,369	$7,977	$146,690
Income (loss) before income tax expense	13,213	4,590	1,543	(3,905)	15,441
Identifiable assets	1,055,734	509,781	830,791	663,835	3,060,141
Three Months Ended March 31, 2009
Total revenues	$117,353	$17,605	$15,769	$4,940	$155,667
Income (loss) before income tax expense	24,466	5,916	(2,089)	(4,795)	23,498
Identifiable assets	985,805	209,256	722,623	574,926	2,492,610

(16) Subsequent Events

In April 2010, the Company implemented a plan to close its on-shore operations in Japan to lower costs and reduce capital requirements.  The annual expenses for the on-shore Japanese operations approximate $4.0 million and as of March 31, 2010 there was $22.7 million of regulatory capital deployed there. A one-time charge, estimated at $2.6 million for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software, was incurred related to this plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

ITG is an independent agency brokerage and financial technology firm that partners with asset managers to deliver institutional global liquidity and help improve performance throughout the investment process. A unique partner in electronic trading since the launch of POSIT in 1987, ITG’s integrated approach includes a range of products from portfolio management and pre-trade analysis to trade execution and post-trade evaluation. Institutional investors rely on ITG’s independence, experience and agility to help measure performance, mitigate risk and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research service businesses in the Asia Pacific region.

Sources of Revenues

Our revenues consist of commissions and fees, recurring and other.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) commission sharing arrangements and (iii) income generated on our spread-based trading business whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”). Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific and (iii) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from spread-based trades are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our order and execution management products and other vendors’ products, direct computer-to-computer links to customers through ITG Net (our private value-added FIX-based financial electronic communications network) and third-party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) subscription revenue generated from the usage of software and analytical products, (ii) maintenance and customer technical support on our order management system and (iii) connectivity fees generated through ITG Net.

Other revenues include: (i) income from intra-day arbitrage trading in Canada, (ii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from customers’ short settlement activities, (iii) non-recurring professional services, such as one-time implementation and customer training related activities, (iv) the interest spread earned on matched stock borrow/stock loan transactions, (v) investment and interest income and (vi) client errors and accommodations.

Expenses

Compensation and employee benefits, our largest expense, consist of salaries and wages, incentive compensation, share-based compensation and related employee benefits and taxes. Incentive compensation is tied to specified objectives such as revenue and profitability and as a result, compensation and employee benefits will fluctuate with these measures.

Transaction processing expense consists of costs to access various third-party execution destinations and to process and settle transactions. These costs tend to fluctuate with share and trade volumes, the mix of trade execution services used by clients and the rates charged by third parties.

Occupancy and equipment expense consists primarily of rent and utilities related to leased premises, office equipment and depreciation and amortization of fixed assets and leasehold improvements.

Telecommunications and data processing expenses primarily consist of costs for obtaining market data, telecommunications services and systems maintenance.

Other general and administrative expenses primarily include software amortization, consulting, business development and professional fees.

Interest expense consists primarily of costs associated with our outstanding debt and credit facility.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” as such term is defined in SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain unique items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management’s control, such as foreign currency exchange rates. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into our financial position and operating performance.

Pro forma operating net income (and pro forma operating net income per diluted share) excluding the write-off of capitalized software development is provided to facilitate the relevant period-to-period comparison of net income by excluding this unique item that impacts overall comparability. This non-GAAP measure should be viewed in addition to, and not as an alternative to, net income as determined in accordance with U.S. GAAP.

Revenues excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of the underlying growth in revenues by excluding these fluctuations outside of management’s control that impact the overall comparability. Underlying revenues should be viewed in addition to, and not as an alternative to, revenues as determined in accordance with U.S. GAAP.

Commissions and fees excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of the underlying growth in commissions and fees by excluding these fluctuations outside of management’s control that impact the overall comparability. Underlying commissions and fees should be viewed in addition to, and not as an alternative to, commissions and fees as determined in accordance with U.S. GAAP.

Pro forma operating expenses excluding the write-off of capitalized software development is provided to facilitate the relevant period-to-period comparison of expenses by excluding this unique item that impacts overall comparability. This non-GAAP measure should be viewed in addition to, and not as an alternative to, expenses as determined in accordance with U.S. GAAP.

Executive Summary for the Quarter Ended March 31, 2010

During the first quarter of 2010, cost reductions in the U.S., combined with improved international operations substantially reduced the impact of lower U.S. market volumes on our results of operations.  Our net income for the quarter was $8.4 million, or $0.19 per diluted share. Excluding a $6.1 million pre-tax ($3.5 million after-tax) non-cash write-off of capitalized software development initiatives (see below), our pro forma operating net income (see Non-GAAP Financial Measures) for the quarter was $11.9 million, or $0.27 per diluted share, compared to net income of $12.8 million, or $0.29 per diluted share for the first quarter of 2009. Consolidated revenues were down 6% to $146.7 million compared to $155.7 million for the first quarter of 2009, reflecting a $17.4 million (15%) decline in U.S. revenues to $99.9 million, offset in part by an $8.5 million (22%) increase in international revenues to $46.8 million.

Consolidated expenses were comparable during the three months ended March 31, 2010 and 2009 at $131.2 million and $132.2 million, respectively, due to a write-off of certain capitalized software initiatives. As part of our fourth quarter 2009 restructuring, we made certain changes to our product priorities and wrote-off $2.4 million of capitalized development initiatives that were not yet deployed. As our product development plan continued to evolve in the first quarter of 2010, we determined that additional capitalized amounts were not likely to be used and a further $6.1 million was written off. Excluding this write-off, consolidated pro forma operating expenses were down 5% to $125.2 million compared to the first quarter of 2009, reflecting a $12.3 million (13%) decrease in U.S. pro forma operating expenses to $80.6 million, offset in part by a $5.3 million (13%) increase in international expenses to $44.6 million (see Non-GAAP Financial Measures). This reduction in U.S. pro forma operating expenses related primarily to a reduction in compensation and benefits from our 2009 restructuring, a reduction in telecommunication costs from the consolidation of our third-party network providers and reduced transaction processing costs, offset in part by higher general and administrative costs primarily due to increased capitalized software amortization expense. The growth in our international expenses related primarily to increases in infrastructure costs in Europe and Asia Pacific to support these growing businesses and the currency effect on our Canadian Dollar expense base.

Our U.S. Operations are highly correlated to the level of trading activity of our core client base, which is predominantly represented by large U.S. domestic equity funds. Following very challenging years in 2009 and 2008 when U.S. equity funds experienced approximately $40 billion and $151 billion in net outflows, respectively, according to the Investment Company Institute, net inflows into domestic equity funds during the first quarter of 2010 were a relatively modest $5.2 billion. Even with the surge in the S&P 500 index, lower equity volatility, and the overall perception that the U.S. economy is in a recovery mode, the overwhelming share of new investment cash flow continues to be directed into other asset classes such as fixed income and foreign equities. As a result, the amount of equity trading activity by our core client base was down considerably compared to the first quarter of 2009. Overall market volumes of NYSE and NASDAQ-listed securities were down a combined 16.5% compared to the first quarter of 2009. In addition, during periods of low volumes, our share of such volumes comes under greater pressure due to the amount of commission dollars our clients have dedicated for services such as investment research and new issuances. Consequently, our U.S. average daily volume was down 24% compared to the first quarter of 2009 to 162.6 million shares.

According to Greenwich Associates, more than half of the available commission pool is dedicated for research and advisory services. Penetrating this commission pool represents a natural target for us to increase market share. As a result, we recently embarked on a strategic initiative to build a portfolio of differentiated marketable research content through acquisitions, investments and distribution partnerships. Our first step was completed in April 2010, when we made a minority investment in Disclosure Insight, Inc., a provider of independent research and due diligence to the institutional investment community.  Disclosure Insight assesses risk at publicly traded companies and provides valuable reports that summarize 100 different risk factors found over a five year period including undisclosed SEC investigative activity, accounting and auditor problems, unusual capital market events and the stability of the board of directors and executive team.  As part of this investment, we will be the exclusive distribution channel to large institutional investors for Disclosure Insight research.

In Canada, the strength of the Canadian Dollar drove our revenues up 5% compared to the first quarter of 2009 to $18.4 million. Excluding the foreign currency impact (see Non-GAAP Financial Measures), our Canadian revenues were down 13% compared to the first quarter of 2009 due to reduced arbitrage trading revenue and lower commission rates paid by clients. The increased presence of high frequency traders and the lower level of overall market volatility reduced the spread available on arbitrage trading opportunities. As the market structure in Canada continues to fragment into a multiple destination marketplace, we are engaging in new arbitrage trading strategies to generate revenue.  Although commission rates were down as compared to the first quarter of 2009, they were stable in comparison to recent quarters.

Our European operations generated profitability for the fourth consecutive quarter. Market conditions continued to improve in Europe as market volumes and share prices were higher than the first quarter of 2009.  Revenues grew 29% over the first quarter of 2009 to $20.4 million, largely due to an increase in trades internally crossed in POSIT, which also helped significantly reduce transaction processing costs, thereby improving our margins.

In Asia Pacific, market conditions improved with the rally in equity prices supported by increased market turnover across the region. Asia Pacific revenues were also positively impacted by the allocation of $0.8 million of ITG Net revenue from our European Operations based on the location of the execution of the underlying client transactions associated with these revenues. Regional first quarter revenues increased 61% over the first quarter of 2009 to $8.0 million, resulting in a 19% decrease in our pre-tax loss to $3.9 million. While we continue to gain market share across several markets in the Asia Pacific region, our market share is still a relatively small portion of the entire market and we continue to incur significant pre-tax losses in the region.

In April 2010, we implemented a plan to close our on-shore operations in Japan to lower our costs and reduce our capital requirements.  This move will reduce our annual expenses by approximately $4.0 million and will reduce our net capital in the region by more than $20 million. We recorded a one-time charge related to this closing estimated at $2.6 million for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software. We remain committed to the Asia Pacific region and will continue to offer Japanese trading services to clients via our Hong Kong desk. As a result, we do not expect a material reduction to our current revenue levels. Over the long term, our Asia-Pacific strategy is to be well positioned to capitalize on what we believe will be an increasingly fragmented market characterized by increased electronic trading capabilities as well as unbundled commissions and advisory services. This move does not impact our future plans related to the recent launch of POSIT Marketplace in the region.

Results of Operations — Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$81,710	$99,423	$(17,713)	(18)
Recurring	17,034	17,700	(666)	(4)
Other	1,164	230	934	406
Total revenues	99,908	117,353	(17,445)	(15)

Expenses
Compensation and employee benefits	34,270	41,552	(7,282)	(18)
Transaction processing	10,276	13,293	(3,017)	(23)
Other expenses	41,925	36,830	5,095	14
Interest expense	224	1,212	(988)	(82)
Total expenses	86,695	92,887	(6,192)	(7)
Income before income tax expense	$13,213	$24,466	$(11,253)	(46)
Pre-tax margin	13.2%	20.8%	(7.6)%

Overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) were 16.5% lower in the first quarter of 2010 as compared to the first quarter of 2009. Our first quarter average daily volume in the U.S. from our core commission trading business declined 24% compared to the prior year period and remained relatively unchanged from the fourth quarter of 2009. The reduction in our clients’ trading activity has weighed heavily on our average daily volumes, particularly since we do not generally participate in the amount of our client’s commissions dedicated for services such as investment research and new issuances.  Our average commission rate has been relatively unchanged since the first quarter of 2009.  Conversely, our spread-based trading business, which began in the first quarter of 2009, grew despite the decline in market volumes.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2010	2009	Change	% Change
Total trading volume (in billions of shares)	9.9	13.1	(3.2)	(24)
Trading volume per day (in millions of shares)	162.6	214.8	(52.2)	(24)
Average revenue per share ($)	$0.0068	$0.0067	$0.0001	1
U.S. market trading days	61	61	—	—

* Represents core equity business excluding ITG Derivatives, ITG Net commission share revenues and fees on spread-based transactions.

Recurring revenues declined from our analytical products primarily due to the discontinuation of certain product offerings.

The increase in other revenue is primarily due to a decrease in client accommodations partially offset by lower investment income due to lower interest rates.

Total expenses were down 7% compared to the first quarter of 2009 reflecting the offsetting effects of cost reduction efforts and a $6.1 million write-off of certain capitalized software initiatives. Excluding this write-off, total expenses in the U.S. were down 13% compared to the first quarter of 2009 (see Non-GAAP Financial Measures).

Compensation and employee benefits declined 18% due to the headcount reduction that was part of our restructuring plan in the fourth quarter of 2009 and a net reduction in employee severance of $2.5 million. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the increasingly competitive landscape for key talent. As these measures improve going forward, we expect the ratio of compensation and employee benefits to revenues to decline slightly.

Transaction processing costs decreased 23% reflecting the decline in volumes and an increase in the portion of trades being internally crossed through POSIT.

Other expenses increased due to the $6.1 million write-off of certain capitalized software initiatives described above, a $1.1 million increase in capitalized software amortization related to new releases and the recovery of doubtful account provisions in the first quarter of 2009 of $1.0 million. These increases were offset in part by decreases in other costs from our cost reduction efforts including lower amounts of rent expense, telecommunications and market data costs, travel and entertainment and professional services such as legal, recruiting and consulting.

Interest expense declined due to a significantly lower outstanding balance on our long term debt, lower LIBOR-based interest rates and the expiration of economically unfavorable interest rate swaps (due to the drop in interest rates after their inception in 2006) on March 31, 2009.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$16,114	$14,152	$1,962	14
Recurring	855	472	383	81
Other	1,467	2,981	(1,514)	(51)
Total revenues	18,436	17,605	831	5

Expenses
Compensation and employee benefits	5,201	4,445	756	17
Transaction processing	3,681	3,336	345	10
Other expenses	4,964	3,908	1,056	27
Total expenses	13,846	11,689	2,157	18
Income before income tax expense	$4,590	$5,916	$(1,326)	(22)
Pre-tax margin	24.9%	33.6%	(8.7)%

Currency translation increased total Canadian revenues and expenses by $3.0 million and $2.2 million, respectively, resulting in a $0.8 million increase to pre-tax income.

Canadian volumes in our core business increased 7% over the first quarter of 2009, however commissions and fees, excluding the favorable currency impact of the stronger Canadian Dollar, decreased 5% (see Non-GAAP Financial Measures), due to a reduction in commission rates from the first quarter of 2009. Commission rates were stable in comparison to the fourth quarter of 2009.

Recurring revenues grew as our ITG Net connectivity business increased the number of billable network connections in Canada.

Revenues from our arbitrage trading business (included in other revenues) were down in the first quarter of 2010 compared to the prior year period due to the increased presence of high frequency traders and the lower level of overall market volatility, which has reduced the spread available on trading opportunities.

The increase in compensation and employee benefits cost was primarily attributed to the impact of currency translation.

Transaction processing costs were higher due to the impact of currency translation. As a percentage of revenues, these costs increased to 20%, compared to 18.9% during the first quarter of 2009 due to the impact of increased market fragmentation and changing pricing structures. This rate was down from 22.1% in the fourth quarter of 2009 due to improvements in routing strategies to optimize liquidity credit opportunities.

The increase in other expenses reflects unfavorable exchange rate translation and capitalized software amortization expense related to new product releases, as well as prior year currency transaction gains from holding a non-Canadian Dollar denominated asset.

European Operations

	Three Months Ended March 31,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$16,966	$12,619	$4,347	34
Recurring	3,574	2,960	614	21
Other	(171)	190	(361)	(190)
Total revenues	20,369	15,769	4,600	29

Expenses
Compensation and employee benefits	8,808	9,426	(618)	(7)
Transaction processing	4,824	5,204	(380)	(7)
Other expenses	5,194	3,228	1,966	61
Total expenses	18,826	17,858	968	5
Income (loss) before income tax expense	$1,543	$(2,089)	$3,632	174
Pre-tax margin	7.6%	(13.2)%	20.8%

Currency translation increased total European revenues and expenses by $1.7 million and $1.9 million, respectively, reducing our pre-tax income by $0.2 million.

European equity market volumes and share prices grew in the first quarter of 2010 as reflected by the increase in market turnover (compared to the first quarter of 2009) resulting in higher share values upon which European commissions and fees are dependent.

European commissions and fees grew by 34% (including a favorable currency translation impact of $1.4 million) driven by initiatives adopted to promote the use of the POSIT suite in the region. The growth in our POSIT business more than offset the impact of a decline in our client portfolio trading business and a shift in the attribution of $0.4 million of ITG Net commission share revenue from Europe to Asia Pacific.

Higher recurring revenues reflect increased analytical product sales, offset in part by a shift in the attribution of $0.4 million of ITG Net connectivity revenue from Europe to Asia Pacific. Other revenues fell due to a decrease in order management system consulting fees and increased client accommodations.

Compensation and employee benefits expense reflects $2.8 million of severance costs in the first quarter of 2009 related to a management reorganization, offset by continued investment in staff to support the growing business and diversified product range and unfavorable currency translation.

Despite the increase in commissions and fees, transaction processing costs declined primarily due to an increase in the use of POSIT to internally cross trades, as well as Multilateral Trading Facilities (MTFs), which are generally less costly than traditional exchanges. Going forward, we expect to complete the migration of our settlement books and records to an in-house solution by the early part of the third quarter, reducing transaction processing costs on an annualized basis by $3.0 million.

Other expenses reflect unfavorable currency exchange translation and higher infrastructure investment costs to improve system capacity and resilience. Connectivity and market data costs also increased due to the expansion of self-directed client business, connectivity to new venues, software maintenance contract costs relating to the implementation of new back office systems, as well as software development associated with product rollout.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$7,128	$4,738	$2,390	50
Recurring	508	30	478	1,593
Other	341	172	169	98
Total revenues	7,977	4,940	3,037	61

Expenses
Compensation and employee benefits	5,185	4,755	430	9
Transaction processing	1,878	1,097	781	71
Other expenses	4,819	3,883	936	24
Total expenses	11,882	9,735	2,147	22
Loss before income tax expense	$(3,905)	$(4,795)	$890	19
Pre-tax margin	(49.0)%	(97.1)%	48.1%

Currency translation increased total Asia Pacific revenues and expenses by $0.8 million and $1.1 million, respectively, reducing pre-tax income by $0.3 million.

Asia Pacific revenues improved in the first quarter of 2010 benefiting from higher regional stock market indices and market turnover, market share gains and currency translation, primarily related to the Australian Dollar.

For the first quarter of 2010, revenues reflect the shift in the attribution of ITG Net revenue from Europe to Asia Pacific for commission share ($0.4 million) and recurring connectivity ($0.4 million).

Our compensation and employee benefits cost level reflects an unfavorable currency translation primarily resulting from the strengthening of the Australian Dollar, offset by the decline in headcount resulting from our restructuring plan in the fourth quarter of 2009.

Transaction processing costs increased due to an increase in trades executed as well as a higher proportion of trades being executed in costlier venues such as Japan and Korea, where clearing and execution costs are significantly higher than the Hong Kong and Australia markets. Unfavorable currency translation also contributed to the increase.

Other expenses include unfavorable currency translation, additional connectivity and market data fees related to business growth, higher facilities, software and business development charges and an increase in capitalized software amortization expense related to new product releases.

Consolidated income tax expense

Our effective tax rate was 45.4% in both the first quarter of 2010 and 2009.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Excess cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At March 31, 2010, cash and cash equivalents and securities owned, at fair value amounted to $329.2 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly from time to time based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2010, we had interest-bearing security deposits totaling $19.5 million with clearing organizations and clearing agents for the settlement of equity trades. In the normal course of business, we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver.

Securities borrowed transactions require that collateral in the form of cash be provided to the counterparty. Such cash deposits may be funded from existing cash balances or from short-term bank loans.

When funding the U.S. securities clearance and settlement transactions with short-term bank loans, pledge facilities with two banks which have no specific limitations on additional borrowing capacities are utilized (see Financing Activities below). However, under the current economic environment, lenders may have more stringent guidelines in making credit available, thus inhibiting our ability to borrow, particularly on a non-collateralized basis.

In Hong Kong and Australia, where equity trades are also self-cleared, working capital facilities with banks for the clearing and settlement activities are maintained. These facilities are in the form of overdraft protection totaling $88.0 million and are supported by $25.8 million in restricted cash deposits. Working capital facilities with a bank in the form of overdraft protection totaling approximately $50.7 million are also maintained for European settlement activities.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The increase in cash flow from operating activities compared to the first quarter of 2009 reflects the net change in broker and customer related activity as we increased our stock loan financing capabilities and externally financed more of our clients’ short settlement activity (rather than use our own cash) and lower payments for annual incentive compensation.

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income	$8,432	$12,838
Non-cash items included in net income	26,361	22,867
Effect of changes in receivables/payables from/to customers and brokers	35,331	18,744
Effect of changes in other working capital and operating assets and liabilities	(45,022)	(60,585)
Net cash provided by (used in) operating activities	$25,102	$(6,136)

In the normal course of clearing and settlement operations worldwide, cash is typically used to fund restricted or segregated cash accounts (under regulations and other), broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables/payables from/to customers and brokers. The cash requirements vary from day to day depending on volume transacted and customer trading patterns.

Investing Activities

Net cash used in investing activities of $16.4 million includes our investment in capitalizable software development projects and computer hardware, software and facilities.

Financing Activities

Net cash used in financing activities of $19.6 million primarily reflects principal repayments on our Term Loan and repurchases of ITG common stock, offset by the reduction of deferred compensation amounts through issuances of our common stock.

When funding our securities borrowing activities with short-term bank loans, we have pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements have carried interest at the federal funds rate plus a spread of 50 - 120 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings.  At March 31, 2010, we had no short-term bank loans under pledge facilities.

We also have a $25.0 million revolving credit facility available that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding borrowings under the revolving credit facility.

During the first quarter of 2010, we repurchased approximately 0.7 million shares of our common stock at a cost of approximately $12.8 million, which was funded from our available cash resources. Of these shares, 566,000 were purchased under an authorization by our Board of Directors for a total cost of $9.9 million ($17.52 per share). An additional 161,359 shares ($2.9 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times.  Dividends or withdrawals of capital cannot be made if the capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at March 31, 2010 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$103.4	$102.4
AlterNet	2.8	2.4
Blackwatch	2.9	2.8
ITG Derivatives	3.2	2.2

During the three months ended March 31, 2010, we withdrew $56.0 million of capital from ITG Inc. with such amounts transferred to our top holding company for general purposes.

As of March 31, 2010, ITG Inc. had a $22.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2010 is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$49.9	$49.4
European Operations
Europe	36.2	7.7
Asia Pacific Operations
Australia	8.8	1.9
Hong Kong	23.8	6.3
Japan	22.7	20.5

As discussed above, our April 2010 plan to close our on-shore operations in Japan will reduce our Asia Pacific net capital by more than $20 million.

Liquidity and Capital Resource Outlook

Historically, our working capital, share repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our Macgregor and Plexus Group Inc. acquisitions, which required long term financing. We believe that our cash flow from operations, existing cash balances and our available loan facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our credit agreement, which expires on December 31, 2010. However, our ability to borrow additional funds may be inhibited by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we are involved in the execution of various customer securities transactions. Securities transactions are subject to the credit risk of counterparties and customer non-performance. In connection with the settlement of non-U.S. securities transactions, ITG has provided third-party financial institutions with guarantees in amounts up to a maximum of $98.7 million. In the event that one of our customers fails to settle a securities transaction, or if an ITG subsidiary was unable to honor trades with a customer, ITG would be required to provide for the amount of such securities up to the $98.7 million cap. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through the settlement date. Therefore, the settlement of these transactions is not expected to have a material effect upon our financial statements. It is also our policy to review, as necessary, the credit worthiness of each counterparty and customer.

As of March 31, 2010, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2009.

Critical Accounting Estimates

The following describes an update to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009.

Goodwill

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, we performed our annual goodwill impairment testing in the fourth quarter of 2009.  We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  At the time of our annual test, the fair value of each of our reporting units was determined to be in excess of its carrying value by a minimum of 18 percent.  Accordingly, no impairment of goodwill was indicated; however, we recognized the reasonable possibility that one of our reporting units might become impaired in future periods given the persistently unfavorable industry environment for our business, as well as the fact that our market capitalization had fallen below book value at certain points in time during the fourth quarter of 2009.  Our use of the term “reasonable possibility” refers to a potential occurrence that is more than remote, but less than probable in our judgment. As a result, we have continued to monitor economic trends related to our business as well as re-examine the key assumptions used in our annual test.  While events and circumstances have not significantly changed since the completion of our annual test, we maintain a heightened awareness of such trends and their resultant impact on our near-term profitability and the market price of our common stock, which has fallen below book value at certain points in time during the first quarter of 2010.  Accordingly, we performed an interim goodwill impairment evaluation as of March 31, 2010. Based on the results of our interim Step 1 testing, no goodwill impairment was indicated for any reporting units, as the fair value of each of our reporting units, namely U.S. Operations, European Operations, Hong Kong and Australia, was determined to be in excess of its carrying value by 16%, 233%, 51% and 73%, respectively.  Our interim impairment evaluation utilized the same valuation techniques used in our impairment valuation performed in the fourth quarter of 2009. We also examined the sensitivity of the fair values of our reporting units by reviewing other scenarios relative to the initial assumptions we used to see if the resulting impact on fair values would have resulted in a different Step 1 conclusion.  Accordingly, we performed sensitivity analyses based on more conservative terminal growth scenarios and higher discount rates in which the fair values of these reporting units were recalculated. None of the outcomes of the sensitivity analyses performed led us to conclude that our goodwill is impaired.

While we have determined the estimated fair values of our reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill interim impairment testing as of March 31, 2010 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, we may be required to record non-cash charges in future periods for goodwill impairment, whether in connection with our next annual impairment testing on October 1, 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2009. There has been no material change in this information.

Item 4. Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act and this Quarterly Report on Form 10-Q.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit in the United States District Court for the District of Delaware (Liquidnet, Inc. v. ITG Inc. et al., 06-CV-703 (D.Del)) alleging that ITG Inc. and The Macgregor Group, Inc. infringe one or more claims of U.S. Patent No. 7,136,834 (the ‘834 Patent) through its “Channel ITG” and the “Macgregor XIP” products. That patent had been issued on November 14, 2006. On January 8, 2007, Liquidnet, Inc. filed a First Amended Complaint in the District of Delaware naming Investment Technology Group, Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. as defendants. After determining that Liquidnet Inc. did not own the ‘834 Patent (the patent was owned by Liquidnet Inc.’s corporate parent, Liquidnet Holdings, Inc. (“Liquidnet”)), on January 23, 2007, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively “ITG”) sued Liquidnet in the United States District Court for the Southern District of New York seeking a declaratory judgment that the ‘834 Patent was not infringed, was invalid and was unenforceable. On January 24, 2007, ITG advised Liquidnet that if Liquidnet did not withdraw its Delaware lawsuit against ITG, ITG would move to dismiss that lawsuit for lack of standing. On January 26, 2007, Liquidnet dismissed its Delaware lawsuit. On February 13, 2007, Liquidnet filed its answer, affirmative defense and counterclaims, alleging infringement of the ‘834 Patent. ITG’s declaratory judgment action will now proceed in the Southern District of New York. On October 12, 2007, the parties appeared before the court for a pretrial scheduling conference at which an initial plan for discovery was reached. On January 10, 2008, ITG filed a motion for permission to file an amended complaint. The amended complaint alleges that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived its patent from work done in 1997-1998 by third parties. The amended complaint also contains an additional cause of action against Liquidnet for tortious interference with prospective business relations. On February 13, 2008, ITG’s motion was granted. Fact discovery is complete and on December 16, 2009, the Court held a Markman hearing, in which claim construction arguments were heard. On January 19, 2010, the Court issued a ruling construing the patent claim at issue.

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

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2009. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during the first three months of 2010, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2010
To: January 31, 2010	60,355	$20.20	—	2,048,668

From: February 1, 2010
To: February 28, 2010	274,681	16.97	200,000	1,848,668

From: March 1, 2010
To: March 31, 2010	392,323	17.77	366,000	1,482,668

Total	727,359	$17.67	566,000

(a) This column includes the acquisition of 161,359 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

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

During the first quarter of 2010, we repurchased approximately 0.7 million shares of our common stock at a cost of approximately $12.8 million, which was funded from our available cash resources. Of these shares, 566,000 were purchased under our Board of Directors’ authorization for a total cost of $9.9 million (average cost of $17.52 per share). An additional 161,359 shares ($2.9 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2010.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS
	10.1*	Amended and Restated Employment Agreement, dated April 20, 2010, between Investment Technology Group, Inc. and Robert C. Gasser.

	10.2*+	Employment Agreement, dated as of February 14, 2005 between Investment Technology Group Europe Ltd. and David Stevens.

	10.3*	Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010).

	10.4*	Form of Amendment to Change in Control Agreement

	31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1*	Section 1350 Certification

*	Filed herewith.
+	Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on May 10, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 10, 2010	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant