Form 10-Q
period 2010-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2010-08-05
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2010

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

At July 30, 2010, the Registrant had 42,722,789 shares of common stock, $0.01 par value, outstanding.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$325,926	$330,879
Cash restricted or segregated under regulations and other	80,168	95,787
Deposits with clearing organizations	38,856	14,891
Securities owned, at fair value	6,633	6,768
Receivables from brokers, dealers and clearing organizations	975,169	364,436
Receivables from customers	920,910	298,342
Premises and equipment, net	37,186	41,437
Capitalized software, net	63,842	68,913
Goodwill	419,927	425,301
Other intangibles, net	25,842	27,263
Income taxes receivable	5,300	13,897
Deferred taxes	2,308	2,910
Other assets	24,540	12,279
Total assets	$2,926,607	$1,703,103

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$163,479	$209,496
Short-term bank loans	29,918	—
Payables to brokers, dealers and clearing organizations	1,230,874	248,664
Payables to customers	572,395	299,200
Securities sold, not yet purchased, at fair value	3,974	31
Income taxes payable	20,039	14,113
Deferred taxes	19,181	16,999
Long-term debt	23,100	46,900
Total liabilities	2,062,960	835,403

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,731,780 and 51,682,153 shares issued at June 30, 2010 and December 31, 2009, respectively	517	517
Additional paid-in capital	234,693	233,374
Retained earnings	825,093	809,153
Common stock held in treasury, at cost; 9,040,912 and 7,891,717 shares at June 30, 2010 and December 31, 2009, respectively	(199,531)	(182,743)
Accumulated other comprehensive income (net of tax)	2,875	7,399
Total stockholders’ equity	863,647	867,700
Total liabilities and stockholders’ equity	$2,926,607	$1,703,103

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Commissions and fees	$130,500	$144,111	$252,418	$275,044
Recurring	22,761	21,983	44,732	43,145
Other	2,061	1,871	4,862	5,443
Total revenues	155,322	167,965	302,012	323,632

Expenses:
Compensation and employee benefits	54,587	58,897	108,051	119,075
Transaction processing	23,581	24,916	44,240	47,846
Occupancy and equipment	14,969	14,900	30,166	29,738
Telecommunications and data processing services	12,971	13,312	26,606	27,282
Other general and administrative	21,928	21,357	50,085	40,398
Goodwill impairment	5,375	—	5,375	—
Restructuring charges	2,337	—	2,250	—
Interest expense	206	601	430	1,813
Total expenses	135,954	133,983	267,203	266,152
Income before income tax expense	19,368	33,982	34,809	57,480
Income tax expense	11,860	13,671	18,869	24,331
Net income	$7,508	$20,311	$15,940	$33,149

Earnings per share:
Basic	$0.17	$0.47	$0.37	$0.76
Diluted	$0.17	$0.46	$0.36	$0.76

Basic weighted average number of common shares outstanding	43,226	43,470	43,525	43,404
Diluted weighted average number of common shares outstanding	43,704	43,824	44,129	43,714

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2010

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2010	$—	$517	$233,374	$809,153	$(182,743)	$7,399	$867,700

Net income	—	—	—	15,940	—	—	15,940
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(4,601)	(4,601)
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	77	77
Comprehensive income							$11,416
Issuance of common stock for share awards (317,489 shares) and employee stock unit awards (194,664 shares), including tax benefit decrease of $1.1 million	—	—	(7,034)	—	11,788	—	4,754
Issuance of common stock for the employee stock purchase plan (49,627 shares)	—	—	864	—	—	—	864
Settlement of share-based awards (191,448 shares)	—	—	—	—	(3,449)	—	(3,449)
Purchase of common stock for treasury (1,469,900 shares)	—	—	—	—	(25,127)	—	(25,127)
Share-based compensation	—	—	7,489	—	—	—	7,489
Balance at June 30, 2010	$—	$517	$234,693	$825,093	$(199,531)	$2,875	$863,647

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from Operating Activities:
Net income	$15,940	$33,149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,837	29,576
Deferred income tax expense	2,602	6,510
Provision for doubtful accounts	153	(983)
Share-based compensation	7,890	7,418
Capitalized software write-off	6,091	—
Non-cash restructuring charges, net	836	—
Goodwill impairment	5,375	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	12,357	9,029
Deposits with clearing organizations	(23,965)	25,995
Securities owned, at fair value	132	185
Receivables from brokers, dealers and clearing organizations	(620,492)	(309,772)
Receivables from customers	(654,855)	(756,140)
Accounts payable and accrued expenses	(46,964)	(39,405)
Payables to brokers, dealers and clearing organizations	996,377	639,448
Payables to customers	298,953	448,266
Securities sold, not yet purchased, at fair value	3,994	(2,358)
Income taxes payable (receivable)	14,554	(12,340)
Excess tax benefit from share-based payment arrangements	—	(252)
Other, net	(8,965)	3,449
Net cash provided by operating activities	41,850	81,775

Cash flows from Investing Activities:
Acquisition of subsidiaries and minority interests, net of cash acquired	—	(1,937)
Acquisition of patent	—	(450)
Equity investment	(3,000)	—
Capital purchases	(7,571)	(4,959)
Capitalization of software development costs	(21,549)	(22,175)
Net cash used in investing activities	(32,120)	(29,521)

Cash flows from Financing Activities:
Borrowings (repayments) of short-term bank loans	29,918	(24,900)
Repayments of long-term debt	(23,800)	(23,800)
Excess tax benefit from share-based payment arrangements	—	252
Common stock issued	6,671	5,890
Common stock repurchased	(25,127)	—
Shares withheld for net settlements of share-based awards	(3,449)	(1,233)
Net cash used in financing activities	(15,787)	(43,791)

Effect of exchange rate changes on cash and cash equivalents	1,104	304
Net (decrease) increase in cash and cash equivalents	(4,953)	8,767
Cash and cash equivalents — beginning of year	330,879	352,960
Cash and cash equivalents — end of period	$325,926	$361,727

Supplemental cash flow information
Interest paid	$731	$3,075
Income taxes paid	$2,953	$30,849

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

ITG was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries and affiliates include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITGL”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Singapore Pte Ltd., a licensed broker-dealer in Singapore, (7) ITG Software Solutions, Inc., an intangible property, software development and maintenance subsidiary in the U.S., and (8) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post- trade analysis, fair value and trade optimization services, and The Macgregor Group, Inc. (“Macgregor”), a provider of trade order management technology and network connectivity services for the financial community.

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

The Company’s reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations.  The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services.  The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

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

•                  Level 3: Fair value measurements using significant inputs that are not readily observable in the market.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$6,768	$6,768	$—	$—
U.S. Government money market mutual funds	228,355	228,355	—	—
Money market mutual funds	5,889	5,889	—	—
Securities owned, at fair value:
Trading securities	245	245	—	—
Available-for-sale securities	1,532	1,532	—	—
Equity index mutual funds	2,894	2,894	—	—
Bond mutual funds	1,962	1,962	—	—
Other assets:
Currency forward contracts	2,676	—	2,676	—
Total	$250,321	$247,645	$2,676	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Common stock	$3,974	$3,974	$—	$—
Total	$3,974	$3,974	$—	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$8,938	$8,938	$—	$—
U.S. Government money market mutual funds	207,133	207,133	—	—
Money market mutual funds	4,514	4,514	—	—
Securities owned, at fair value:
Trading securities	125	125	—	—
Available-for-sale securities	1,403	1,403	—	—
Equity index mutual funds	3,357	3,357	—	—
Bond mutual funds	1,883	1,883	—	—
Total	$227,353	$227,353	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Common stock	31	31	—	—
Total	$34	$31	$3	$—

Cash and cash equivalents other than bank deposits are measured at fair value and include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include common stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Currency forward contracts are valued based upon forward exchange rates and approximate the credit risk adjusted discounted net cash flow that would have been realized if the contracts had been sold at the balance sheet date.

Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during the six months ended June 30, 2010 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using			Total
	June 30, 2010	Level 1	Level 2	Level 3	Losses
Capitalized software	$—	$—	$—	$—	$6,781
Goodwill — ITG Australia	—	—	—	—	5,375
Fixed assets	—	—	—	—	240
Total	$—	$—	$—	$—	$12,396

The items above, after giving effect to the fair value measurement, had zero balances at June 30, 2010.

Following the 2009 restructuring (see Note 3, Restructuring Charges), the Company continued to evolve its product development plan in the first quarter of 2010, and as a result determined that additional capitalized development initiatives of $6.1 million were not likely to be used.  Included in other general and administrative expense on the Condensed Consolidated Statements of Income for the six months ended June 30, 2010 is a charge of $6.1 million to write off these amounts.

As part of the restructuring of the Asia Pacific Operations (see Note 3, Restructuring Charges) non-cash write-offs of fixed assets and capitalized software ($0.9 million) were recorded and included in restructuring charges on the Condensed Consolidated Statements of Income.

ITG Australia goodwill with a carrying value of $5.4 million was written down to its implied fair value of zero, resulting in an impairment charge of $5.4 million in the second quarter of 2010 (see Note 8, Goodwill and Other Intangibles).

(3) Restructuring Charges

In April 2010, the Company implemented a plan to close its on-shore operations in Japan to lower costs and reduce capital requirements.  The annual expenses for the on-shore Japanese operations were approximately $4 million and the amount of net capital required exceeded $20 million. In connection with this move, a one-time charge of $2.5 million was recorded for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software.

The following table summarizes the pre-tax charges incurred by the Asia Pacific Operations segment for the six months ended June 30, 2010 (dollars in thousands). These charges are classified as restructuring charges in the Condensed Consolidated Statements of Income.

June 30, 2010
Employee separation and related costs	$1,282
Contract termination charges	160
Asset write-offs:
Capitalized software	690
Fixed assets	240
Sales tax receivable	146
Total restructuring charges	$2,518

Employee separation and related costs pertain to the termination of 15 employees. The contract termination charges primarily consist of charges to terminate a lease agreement.

Activity and liability balances recorded as part of the Asia Pacific restructuring plan through June 30, 2010 are as follows (dollars in thousands):

	Employee separation and related costs	Contract termination charges	Asset write-offs	Total
Restructuring charges recognized	$1,282	$160	$1,076	$2,518
Cash payments	(736)	(18)	—	(754)
Asset write-offs	—	—	(1,076)	(1,076)
Acceleration of share-based compensation in additional paid-in capital	(29)	—	—	(29)
Other	30	—	—	30
Ending liability balance	$547	$142	$—	$689

Virtually all of the remaining accrued costs (included in accounts payable and accrued expenses) are expected to be paid during the third quarter of 2010.

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

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2009	$16,451	$1,568	$18,019
Utilized — cash	(15,871)	(361)	(16,232)
Non-cash adjustment	(269)	—	(269)
Balance at June 30, 2010	$311	$1,207	$1,518

Virtually all the remaining accrued costs are expected to be paid during 2010 except for payments related to the leased facilities and the settlement of phantom stock awards which will continue through April 2012.

(4) Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under ASC 815, Derivatives and Hedging, are recognized immediately in income. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in income and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Condensed Consolidated Statements of Financial Condition in accumulated other comprehensive income (“OCI”) until the hedged transaction is recognized in income. However, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in income. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated OCI at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated OCI is immediately reclassified into income.

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at June 30, 2010.

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

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of derivative instruments at June 30, 2010 and December 31, 2009 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	June 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Currency forward contracts	$2,676	$(3)
Total derivatives not designated as hedging instruments	2,676	(3)
Total derivatives	$2,676	$(3)

All currency forward contracts open at June 30, 2010 matured in July 2010.

The following table summarizes the impact the effective portion of derivative instruments designated as hedges under ASC 815 had on the results of operations (dollars in thousands) during the three and six months ended June 30, 2010 and 2009. Losses were reclassified from OCI into interest expense on the Condensed Consolidated Statements of Income as of March 31, 2009.

	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from OCI into Income (Effective Portion)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Three Months Ended
Interest rate swaps	$—	$—	$—	$—
Total	$—	$—	$—	$—

Six Months Ended
Interest rate swaps	$—	$—	$—	$(450)
Total	$—	$—	$—	$(450)

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	June 30, 2010	June 30, 2009
Three Months Ended
Currency forward contracts	$206	$(399)
Total	$206	$(399)

Six Months Ended
Currency forward contracts	$268	$(73)
Total	$268	$(73)

(5) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade clearing and settlement activity, (v) segregated balances under a collateral account control agreement for the benefit of certain customers and (vi) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Corporate stocks—trading securities	$245	$125	$3,974	$31
Corporate stocks—available-for-sale	1,532	1,403	—	—
Mutual funds	4,856	5,240	—	—
Total	$6,633	$6,768	$3,974	$31

Securities owned consists of temporary positions incurred in the normal course of our agency trading business as well as mutual fund positions and common stock.

Securities sold, not yet purchased consists of temporary positions incurred in the normal course of our agency trading business.

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated OCI until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	June 30, 2010	December 31, 2009
Positions with net gains	$8	$—
Positions with net (losses)	—	(69)
Total gain/(loss)	$8	$(69)

There were no sales of available-for-sale securities during the six month periods ending June 30, 2010 and 2009.

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

During 2010, uncertain tax positions in the U.S. were resolved for the 2006 and 2008 fiscal years resulting in a decrease in our liability of $0.8 million and the related deferred tax asset of $0.2 million.  As a result of this, we recognized a net tax benefit of $0.1 million.

The Company had unrecognized tax benefits for tax positions taken of $12.0 million and $11.0 million at June 30, 2010 and December 31, 2009, respectively.  The Company had accrued interest expense of $1.1 million and $0.9 million, net of related tax effects, related to our unrecognized tax benefits at June 30, 2010 and December 31, 2009, respectively.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the period ended June 30, 2010 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total

Gross goodwill at December 31, 2009	$390,801	$28,387	$6,113	$425,301
Accumulated impairment losses	—	—	—	—
Net goodwill at December 31, 2009	$390,801	$28,387	$6,113	$425,301

2010 Activity:
Impairment losses	—	—	(5,375)	(5,375)
Currency translation adjustment	(6)	44	(37)	1

Gross goodwill at June 30, 2010	$390,795	$28,431	$6,076	$425,302
Accumulated impairment losses	—	—	(5,375)	(5,375)
Net goodwill at June 30, 2010	$390,795	$28,431	$701	$419,927

Goodwill impairment

As further described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, goodwill is assessed annually for impairment in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During 2010, indicators of potential impairment prompted the Company to perform interim impairment tests at March 31 and June 30. These indicators included a prolonged decrease in market capitalization, a decline in recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company’s industry.  The interim impairment tests applied the same valuation techniques and sensitivity analyses used in the Company’s prior annual impairment test to updated cash flow forecasts.  Generally, the cash flow forecasts used in the first quarter testing were not materially different than those which were used in the annual testing, except for ITG Australia, where the updated cash flow forecast resulted in its fair value decreasing 31% from the annual test, but still above its book value.

Based on the results of the March 31 interim testing, no step one goodwill impairment was indicated for any reporting unit, as the fair value of the Company’s U.S Operations was determined to be in excess of its carrying value by 16% and the fair values of its other reporting units with goodwill were determined to be in excess of their carrying values within a range of 51% - 233%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.  While no impairment of goodwill was indicated, the Company recognized the need to continue monitoring economic trends related to its business as well as the key testing assumptions used in this interim impairment test.

In the second quarter, the operating results of some reporting units did not meet their expected financial performance targets resulting in further revisions to cash flow forecasts used in the June 30 step one impairment testing. In particular, the continued lack of market fragmentation and the continued bundling of research and execution services in the Asia Pacific region pushed results there significantly below expectations. With the exception of its Australia reporting unit, no step one goodwill impairment was indicated for any of the Company’s reporting units based on the results of its June 30 interim testing, as the fair value of the Company’s U.S. Operations was determined to be in excess of its carrying value by 21% and the fair values of its remaining reporting units with unimpaired goodwill were determined to be in excess of their carrying values within a range of 70% - 161%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.  As the fair value of the Australia reporting unit was determined to be below its carrying value, the Company performed a step two analysis to determine the implied fair value of goodwill and measure any impairment loss.  Step two analysis requires valuation of the assets and liabilities of the reporting unit as if it had been acquired in a hypothetical business combination.  The resultant implied fair value of goodwill is then compared with its carrying value to measure the impairment loss.  At June 30, it was determined that the entire balance of goodwill in the Australia reporting unit was impaired resulting in a $5.4 million charge against earnings.

The Company continues to monitor the current estimated fair values of its reporting units based on the forecasted level of revenue growth, net income and cash flows, in the current market environment. There is a reasonable possibility that goodwill for one of its other reporting units may become impaired in future periods as there can be no assurance that estimates and assumptions made for purposes of its goodwill interim impairment testing as of June 30, 2010 will prove to be accurate predictions of the future. If these assumptions regarding forecasted revenue or net income growth rates are not achieved, the Company may be required to record further non-cash charges in future periods for goodwill impairment, whether in connection with its next annual impairment testing on October 1, 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other Intangible Assets

Acquired other intangible assets consisted of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$908	$10,400	$780	5.0
Customer related intangibles	8,401	2,158	8,401	1,919	6.4
Proprietary software	20,876	10,984	20,876	9,930	17.6
Trading rights	165	—	165	—	—
Other	50	—	50	—	—
Total	$39,892	$14,050	$39,892	$12,629

At June 30, 2010, other intangibles not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively compared with $0.8 million and $1.7 million in the prior year periods and is included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2010, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Broker-dealers	$376,955	$303,072	$587,318	$196,042
Clearing organizations	51,511	5,401	2,183	2
Securities borrowed	546,964	56,266	—	—
Securities loaned	—	—	641,373	52,620
Allowance for doubtful accounts	(261)	(303)	—	—
Total	$975,169	$364,436	$1,230,874	$248,664

Receivables from and Payables to Customers

The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Customers	$921,857	$299,189	$572,395	$299,200
Allowance for doubtful accounts	(947)	(847)	—	—
Total	$920,910	$298,342	$572,395	$299,200

Securities Borrowed and Loaned

Securities borrowed and securities loaned transactions are reported as collateralized financings.  Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender.  With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in amounts generally in excess of the fair value of securities loaned.  The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received adjusted for additional collateral obtained or received.  Interest on such transactions is accrued and is included in the Condensed Consolidated Statements of Financial Condition in receivables from, and payables to, broker-dealers and clearing organizations.

The Company engages in securities borrowed and securities loaned transactions as part of its U.S. self-clearing process primarily to facilitate customer transactions, including shortened or extended settlement activities and for failed settlements.  Interest income for securities borrowed is recorded in other income while interest expense from securities loaned is recorded in transaction processing expense on the Condensed Consolidated Statements of Income.

The Company also operates a matched book where securities are borrowed from one party for the express purpose of loaning such securities to another party and generating a net interest spread.  The Company records the net interest earned on these transactions in other income on the Condensed Consolidated Statements of Income.

As of June 30, 2010, securities borrowed as part of the matched book activity with a fair value of $430 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other income on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 were as follows (dollars in thousands):

	Three Months	Six Months
Interest earned	$1,159	$1,326
Interest incurred	(779)	(843)
Net	$380	$483

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2010	December 31, 2009
Accrued research payables	$49,973	$39,027
Accrued compensation and benefits	33,453	64,054
Deferred compensation	18,999	24,952
Trade payables	14,170	19,924
Deferred revenue	11,352	12,625
Acquisition payment obligation	9,195	6,981
Accrued transaction processing	5,590	4,621
Accrued restructuring	2,207	18,019
Other	18,540	19,293
Total	$163,479	$209,496

(11) Short-term Bank Loans

The Company’s U.S. securities settlement operations are funded with operating cash or with short-term bank loans. The Company has established uncommitted pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements generally bear interest at the federal funds rate plus a spread of 50 - 150 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings. At June 30, 2010, there were $16.0 million in short-term bank loans outstanding under these pledge facilities at a weighted average interest rate of 1.81%. At December 31, 2009, there were no short-term bank loans under these pledge facilities outstanding.

In Europe, we also have working capital facilities with various banks in the form of overdraft protection.  At June 30, 2010, there was $13.9 million outstanding under these facilities at a weighted average interest rate of 1.77% primarily associated with European settlement transactions.

(12) Long-term Debt

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

At June 30, 2010, the Company had $23.1 million in outstanding debt under the Term Loan following scheduled principal payments of $23.8 million during the six months ended June 30, 2010.  Payments of $23.8 million were also made in the comparable 2009 period.  Principal and interest payments on the Term Loan are due on a quarterly basis. The outstanding balance is scheduled to be repaid in quarterly installments during the remainder of 2010.

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30,
	2010	2009
Three Months Ended
Net income for basic and diluted earnings per share	$7,508	$20,311
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,226	43,470
Effect of dilutive securities	478	354
Average common shares used in diluted computation	43,704	43,824
Earnings per share:
Basic	$0.17	$0.47
Diluted	$0.17	$0.46

Six Months Ended
Net income for basic and diluted earnings per share	$15,940	$33,149
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,525	43,404
Effect of dilutive securities	604	310
Average common shares used in diluted computation	44,129	43,714
Earnings per share:
Basic	$0.37	$0.76
Diluted	$0.36	$0.76

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	June 30,
	2010	2009
Three months ended	1,031	684
Six months ended	708	696

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2010
Currency translation adjustment	$2,867	$—	$2,867
Unrealized holding gain on securities, available-for-sale	14	(6)	8
Total	$2,881	$(6)	$2,875

December 31, 2009
Currency translation adjustment	$7,468	$—	$7,468
Unrealized holding loss on securities, available-for-sale	(115)	46	(69)
Total	$7,353	$46	$7,399

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(15) Net Capital Requirement

ITG Inc., AlterNet, ITG Derivatives and Blackwatch Brokerage Inc. (“Blackwatch”) are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, $500,000 and $5,000, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at June 30, 2010 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$112.4	$110.9
AlterNet	5.7	5.4
Blackwatch	5.8	5.7
ITG Derivatives	4.6	3.6

As of June 30, 2010, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2010, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$52.7	$52.2
European Operations
Europe	39.3	19.4
Asia Pacific Operations
Australia	7.3	4.3
Hong Kong	22.4	5.7
Singapore	0.4	0.2
Japan	3.9	2.0

(16) Segment Reporting

The Company’s reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations.  The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)	Canadian Operations	European Operations	Asia Pacific Operations (2)	Consolidated
Three Months Ended June 30, 2010
Total revenues	$108,089	$21,494	$17,940	$7,799	$155,322
Income (loss) before income tax expense	24,173	6,292	937	(12,034)	19,368
Three Months Ended June 30, 2009
Total revenues	$121,984	$19,286	$18,716	$7,979	$167,965
Income (loss) before income tax expense	30,214	5,694	1,457	(3,383)	33,982

Six Months Ended June 30, 2010
Total revenues	$207,997	$39,930	$38,309	$15,776	$302,012
Income (loss) before income tax expense	37,386	10,882	2,480	(15,939)	34,809
Identifiable assets	1,542,913	441,224	451,038	491,432	2,926,607
Six Months Ended June , 2009
Total revenues	$239,337	$36,891	$34,485	$12,919	$323,632
Income (loss) before income tax expense	54,680	11,610	(632)	(8,178)	57,480
Identifiable assets	1,077,476	332,404	916,347	520,615	2,846,842

(1)          Income before income tax expense for the six months ended June 30, 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives.

(2)          Loss before income tax expense for the three and six months ended June 30, 2010 includes the impacts of a $5.4 million impairment charge related to Australian goodwill and a restructuring charge of $2.5 million to close the Company’s on-shore Japanese operations.

(17) Commitments and Contingencies

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear securities and/or derivative contracts.  The Company also accesses certain clearing houses through the memberships of third-parties. Associated with these memberships and third-party relationships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s obligations would arise only if the exchange and clearinghouses had previously exhausted other remedies.  The maximum potential payout under these memberships cannot be estimated.  The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company’s condensed consolidated financial statements.

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

Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and money managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

Sources of Revenues

Our revenues consist of commissions and fees, recurring and other.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) commission sharing arrangements and (iii) income generated on our net executions business whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”). Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and Canada, (ii) the contract value of securities traded in Europe and Asia Pacific and (iii) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our order and execution management products and other vendors’ products, direct computer-to-computer links to customers through ITG Net (our private value-added FIX-based financial electronic communications network) and third-party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) subscription revenue generated from the usage of software and analytical products, (ii) maintenance and customer technical support on our order management system and (iii) connectivity fees generated through ITG Net.

Other revenues include: (i) income from intra-day arbitrage trading in Canada, (ii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and financing costs from customers’ short settlement activities, (iii) non-recurring professional services, such as one-time implementation and customer training related activities, (iv) the net interest spread earned on securities borrowed and loaned matched book transactions, (v) investment and interest income and (vi) client errors and accommodations.

Expenses

Compensation and employee benefits, our largest expense, consist of salaries and wages, incentive compensation, share-based compensation and related employee benefits and taxes. Incentive compensation is tied to specified objectives such as revenue and profitability and as a result, compensation and employee benefits will fluctuate with these measures.

Transaction processing expense consists of costs to access various third-party execution destinations and to process, clear and settle transactions. These costs tend to fluctuate with share and trade volumes, the mix of trade execution services used by clients and the rates charged by third parties.

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

Pro forma operating net income (and pro forma operating net income per diluted share) excluding goodwill impairment and restructuring charges is provided to facilitate the relevant period-to-period comparison of net income by excluding these unusual items that impact overall comparability. This non-GAAP measure should be viewed in addition to, and not as an alternative to, net income as determined in accordance with U.S. GAAP.

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

Disclosures of revenues excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of the underlying growth in revenues by excluding these fluctuations outside of management’s control that impact the overall comparability. Underlying revenues should be viewed in addition to, and not as an alternative to, revenues as determined in accordance with U.S. GAAP.

Disclosures of commissions and fees excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of the underlying growth in commissions and fees by excluding these fluctuations outside of management’s control that impact the overall comparability. Underlying commissions and fees should be viewed in addition to, and not as an alternative to, commissions and fees as determined in accordance with U.S. GAAP.

Pro forma operating expense disclosures excluding goodwill impairment, restructuring charges and the write-off of capitalized software development are provided to facilitate the relevant period-to-period comparison of expenses by excluding these unusual items that impact overall comparability. These non-GAAP measures should be viewed in addition to, and not as an alternative to, expenses as determined in accordance with U.S. GAAP.

Executive Summary

Consolidated Overview

The second quarter was another challenging one for our core institutional clients as the “flash crash” in May and concerns related to the European sovereign debt crisis prompted heightened investor fear and a renewed flight from domestic equity mutual funds.  Our net income for the quarter was $7.5 million, or $0.17 per diluted share. Excluding $7.7 million in pre- and post-tax charges related primarily to restructuring and goodwill impairment in the Asia Pacific region (see below), our pro forma operating net income (see Non-GAAP Financial Measures) for the quarter was $15.3 million, or $0.35 per diluted share, compared to net income of $20.3 million, or $0.46 per diluted share for the second quarter of 2009. Consolidated revenues were down 8% to $155.3 million compared to $168.0 million for the second quarter of 2009, reflecting a $13.9 million (11%) decline in U.S. revenues, offset in part by a $1.2 million (3%) increase in international revenues to $47.2 million.

In comparison to the first quarter of 2010, both our revenues and our pro forma operating net income were higher. The $15.3 million of pro forma operating net income increased 28% over the $11.9 million of pro forma operating net income (see Non-GAAP Financial Measures) during the first quarter of 2010.  The $11.9 million of pro forma net income during the first quarter of 2010 excludes a $3.5 million after-tax write-off of capitalized software. Revenues were 6% higher than the $146.7 million generated during the first quarter, boosted by a 16% increase in total U.S. executed volumes. The increase in U.S. volumes was attributable in part to the May volatility spikes, when the CBOE Volatility Index (VIX) hit a peak for the year of 48.2, increased flow associated with our services related to the Russell reconstitution and the expansion of our net executions business.

Consolidated expenses during the second quarter of 2010 of $136.0 million were comparable to 2009 levels of $134.0 million as the impact of cost saving initiatives was offset by restructuring and goodwill impairment charges in the Asia Pacific region. Excluding these charges, consolidated pro forma operating expenses were down 4% to $128.2 million compared to the second quarter of 2009, reflecting a $7.7 million (8%) decrease in U.S. pro forma operating expenses, offset in part by a $1.9 million (5%) increase in international expenses (see Non-GAAP Financial Measures). The lower U.S. pro forma operating expenses related primarily to a reduction in compensation and benefits from our 2009 restructuring including lower performance-based compensation, reduced telecommunication costs from the consolidation of our third-party network providers and reduced transaction processing costs, offset in part by higher general and administrative costs from capitalized software amortization. The growth in our international expenses related primarily to increases in infrastructure costs in Europe and Asia Pacific to support these growing businesses and the currency effect on our Canadian Dollar expense base, where the U.S. Dollar weakened approximately 13%.

Restructuring and Impairment Charges

In April 2010, we implemented a restructuring plan in our Asia Pacific operating segment to close our on-shore operations in Japan to lower our costs and reduce our capital requirements.  This strategy will reduce our annual expenses by approximately $4 million and will reduce our net capital in the region by more than $20 million. We reduced the capital deployed in Japan during the second quarter of 2010 by $17 million and expect to reduce the balance by year-end following the surrender of our dealers license from the Japanese Financial Service Agency in July 2010.  We recorded a one-time charge of $2.5 million for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software. We remain committed to the Asia Pacific region and will continue to offer Japanese trading services to clients via our Hong Kong operations, and as a result, we do not expect a material reduction to our current revenue levels from this move. Over the long term, our Asia Pacific strategy is to be well positioned to capitalize on what we believe will eventually be an increasingly fragmented market characterized by increased electronic trading capabilities, unbundling of commissions from research and advisory services and the need for trading advisory services. This move does not impact our future plans related to the recent launch of POSIT Marketplace in the region.

In 2010, we continued to perform interim goodwill impairment testing given the decline in our recent operating results, our view of the near-term business outlook and the decline in our market capitalization.  During our second quarter impairment testing, it was determined that the entire balance of goodwill in our Australia reporting unit was impaired resulting in a $5.4 million charge (see Critical Accounting Estimates and Note 8 to the condensed consolidated financial statements, Goodwill and Other Intangibles).

Segment Discussions

The ongoing redirection of fund flows out of domestic equities and into other asset classes continues to significantly curtail the equity trading activity of our core institutional client base. After a relatively quiet first quarter, when domestic funds received a modest $5.2 billion in net inflows, net flows out of domestic funds resumed in the second quarter with a net $21.4 billion withdrawn according to the Investment Company Institute, accelerating in May following the heightened equity market volatility and concerns related to the European sovereign debt crisis. This follows consecutive years in 2008 and 2009 when net flows out of domestic equity funds were substantial at $151.4 billion and $39.5 billion, respectively.  Although the combined market volumes of NYSE and NASDAQ-listed securities were relatively flat compared to the second quarter of 2009, our total U.S. executed volumes were down 7%, as much of the overall market volume was attributed to the increased presence of high frequency trading firms, which do not typically use our trading services. In addition, during periods of reduced trading by traditional asset managers, our share of such volumes comes under greater pressure since our clients generally earmark over half their commission dollars for services such as investment research and new issuances.  Also, a greater percentage of our business during the quarter was from high turnover, lower rate clients that focus more on our direct market access (“DMA”) services. As a result, we saw further rate compression resulting in an overall decline in commissions and fees of 15% compared to the second quarter of 2009.

Following our previously announced minority investment in Disclosure Insight, Inc., a provider of independent research and due diligence to the institutional investment community, we are continuing to explore additional opportunities for differentiated research content. With more than half of the available domestic equity commission pool dedicated for research and advisory services, according to Greenwich Associates, penetrating this commission pool represents a natural target for us to increase our addressable market.

In Canada, our second quarter revenues increased 11% over the prior year quarter driven largely by the strength of the Canadian Dollar. Excluding the foreign currency impact (see Non-GAAP Financial Measures), our Canadian revenues were down 2% compared to the prior year quarter due to reduced arbitrage trading revenue, offset in part by an increase in our core client commissions. The increased presence of high frequency traders, narrowing of spreads and the reduction in the number of inter-listed securities has combined to reduce arbitrage opportunities in the Canadian marketplace.

Revenues from our European operations declined 4% compared to the second quarter of 2009 to $17.9 million driven primarily by currency translation and reduced client portfolio trading.  Higher levels of trades crossed in POSIT and cost saving initiatives implemented for our clearance and settlement activities significantly reduced transaction processing costs and helped preserve profitability. There is considerable uncertainty surrounding the political and economic climate in the region which could have an impact on our near-term results.

In Asia Pacific, market turnover was down compared to the second quarter of 2009 despite higher equity prices. While Asia Pacific revenues were positively impacted by the shift in the attribution of $0.6 million of ITG Net revenue from our European Operations, commission rates decreased and second quarter revenues declined 2% from the second quarter of 2009 to $7.8 million.  Asia Pacific’s results also included restructuring charges of $2.5 million and a goodwill impairment of $5.4 million, as described above, resulting in a pre-tax loss of $12.0 million.

Results of Operations — Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$89,776	$105,319	$(15,543)	(15)
Recurring	17,398	17,610	(212)	(1)
Other	915	(945)	1,860	197
Total revenues	108,089	121,984	(13,895)	(11)

Expenses
Compensation and employee benefits	35,675	40,773	(5,098)	(13)
Transaction processing	12,975	13,790	(815)	(6)
Other expenses	35,225	36,606	(1,381)	(4)
Restructuring charges	(165)	—	(165)	—
Interest expense	206	601	(395)	(66)
Total expenses	83,916	91,770	(7,854)	(9)
Income before income tax expense	$24,173	$30,214	$(6,041)	(20)
Pre-tax margin	22.4%	24.8%	(2.4)%

While overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) remained relatively flat in the second quarter of 2010 as compared to the prior year quarter, our second quarter commissions and fees  declined 15% reflecting lower equity trading activity by our core large domestic equity fund clients, resulting in lower volumes. We also experienced a lower average commission rate as a greater percentage of our trading business came from high turnover clients that primarily use our lower rate DMA services. Partially offsetting this decline was an increase in revenues from our net executions due to increased client penetration.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2010	2009	Change	% Change
Total trading volume (in billions of shares)	12.6	13.6	(1.0)	(7)
Trading volume per day (in millions of shares)	199.9	215.9	(16.0)	(7)
U.S. market trading days	63	63	—	—

* Includes volumes from commission-based executions and net executions and excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues were slightly down primarily from cancellations of order management subscriptions and services and the discontinuation of certain analytical product offerings, while other revenues reflect a decrease in trade processing errors and client accommodations.

Total expenses were down 9% compared to the second quarter of 2009 reflecting, in part, the benefits of cost reduction efforts.

Compensation and employee benefits declined 13%, in-line with a 15% decrease in headcount, largely attributable to our restructuring activities in the fourth quarter of 2009, as well as lower incentive compensation.  As a percentage of revenue, these costs declined to 33.0% in the second quarter of 2010 compared to 33.4% in the second quarter of 2009 and 34.3% in the first quarter of 2010. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the increasingly competitive landscape for key talent.

Transaction processing costs decreased 6% primarily due to the reduction in executed volumes. The increase in transaction processing costs as a percentage of revenue to 12.0%, compared to 11.3% for the second quarter of 2009, primarily related to the reduction in average commission rates described above.

Other expenses declined 4% reflecting savings from our cost reduction efforts in areas such as (i) network connectivity costs from the consolidation of our third-party network providers, (ii) consulting costs and (iii) facilities and equipment costs, partially offset by an increase in capitalized software amortization related to new product releases.

Restructuring charges reflect the reversal of unused accruals taken in connection with our restructuring plan in the fourth quarter of 2009.

Interest expense declined due to a significantly lower outstanding balance on our long-term debt and lower LIBOR-based interest rates.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$19,097	$16,307	$2,790	17
Recurring	987	637	350	55
Other	1,410	2,342	(932)	(40)
Total revenues	21,494	19,286	2,208	11

Expenses
Compensation and employee benefits	5,861	4,845	1,016	21
Transaction processing	4,320	3,555	765	22
Other expenses	5,037	5,192	(155)	(3)
Restructuring charges	(16)	—	(16)	—
Total expenses	15,202	13,592	1,610	12
Income before income tax expense	$6,292	$5,694	$598	11
Pre-tax margin	29.3%	29.5%	(0.2)%

Currency translation increased total Canadian revenues and expenses by $2.6 million and $1.8 million, respectively, resulting in a $0.8 million increase to pre-tax income.

Canadian average daily volumes in our client business increased 13%, however commissions and fees increased only 3% when excluding the favorable currency impact of the stronger Canadian Dollar (see Non-GAAP Financial Measures), as average commission rates were 10% lower than in the second quarter of 2009 but stable in comparison with the first quarter of 2010.

Recurring revenues grew as our ITG Net connectivity business increased the number of billable network connections in Canada.

Revenues from our arbitrage trading business (included in other revenues) were down in the second quarter of 2010 compared to the prior year period as the increased presence of high frequency traders and the lower level of overall market volatility reduced the spreads available on trading opportunities.

Compensation and employee benefits costs were driven higher by currency translation ($0.7 million), as well as costs associated with a new retirement plan in Canada and higher share-based compensation.

Transaction processing costs rose due to higher volumes and currency translation. As a percentage of revenues, these costs increased to 20.1% from 18.4% during the second quarter of 2009, primarily due to higher clearing costs associated with increased market fragmentation.  However, these increases were partially offset by decreases in execution costs as we benefited from more liquidity credits and executions on cheaper venues. This rate was consistent with the first quarter of this year.  In the third quarter of 2010, we will be migrating our Canadian settlement activities to another clearing broker with expected annual savings in excess of $2 million.

The decline in other expenses reflects the recovery of doubtful account provisions in the second quarter of 2010, currency transaction losses incurred in 2009 from holding a non-Canadian Dollar denominated asset, and reduced market data fees, partially offset by unfavorable exchange rate translation, higher business development and consulting costs, and capitalized software amortization expense related to recent product releases.

European Operations

	Three Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$14,433	$14,916	$(483)	(3)
Recurring	3,771	3,681	90	2
Other	(264)	119	(383)	(322)
Total revenues	17,940	18,716	(776)	(4)

Expenses
Compensation and employee benefits	8,036	7,906	130	2
Transaction processing	4,450	5,884	(1,434)	(24)
Other expenses	4,517	3,469	1,048	30
Total expenses	17,003	17,259	(256)	(1)
Income before income tax expense	$937	$1,457	$(520)	(36)
Pre-tax margin	5.2%	7.8%	(2.6)%

Currency translation reduced total European revenues and expenses by $0.7 million and $0.5 million, respectively, reducing our pre-tax income by $0.2 million.

Political and economic concerns in the European region affected asset manager confidence in European markets and consequently, commission and fees during the second quarter of 2010.  Although European market turnover increased significantly over the prior year quarter, this was driven largely by the increased presence of high frequency trading participants, rather than the traditional asset managers that form our core client base.  As a result, the growth in our POSIT crossing business was more than offset by a decline in our client portfolio trading, primarily from U.S. clients, as well as unfavorable currency translation. The change in other revenues reflected an increase in trade processing errors. Revenues also include the shift in the attribution of ITG Net revenue from Europe to Asia Pacific for commission share ($0.3 million) and recurring connectivity ($0.3 million).

Compensation and employee benefits expense remained relatively flat compared to the prior year period as the continued investment in staff to support the growing business and diversified product range was offset by reductions in incentive compensation and favorable currency translation.

The decline in transaction processing costs resulted primarily from an increase in the use of POSIT to internally cross trades as well as other Multilateral Trading Facilities (MTFs), which are generally less costly than traditional exchanges.  Additionally, we achieved savings on clearance and settlement costs through our efforts to migrate to a single settlement agent across Europe and to use an in-house solution for our settlement books and records. This migration was fully completed in early July 2010.

Other expenses reflect increases in (i) connectivity and market data costs due to the expansion of self-directed client business and the connectivity to new execution venues, (ii) third-party software amortization and maintenance costs relating to the implementation of the new back office systems and (iii) capitalized software amortization expense from new product releases.

The migration to a single settlement agent and to an in-house solution for our settlement books and records was completed in July 2010 when our U.K. activity was moved. Going forward, we expect the annual savings from this initiative, net of the additional other expenses described above, to be in excess of $3 million based on current trading levels.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$7,194	$7,569	$(375)	(5)
Recurring	605	55	550	1,000
Other	—	355	(355)	(100)
Total revenues	7,799	7,979	(180)	(2)

Expenses
Compensation and employee benefits	5,015	5,373	(358)	(7)
Transaction processing	1,836	1,687	149	9
Other expenses	5,089	4,302	787	18
Goodwill impairment	5,375	—	5,375	—
Restructuring charges	2,518	—	2,518	—
Total expenses	19,833	11,362	8,471	75
Loss before income tax expense	$(12,034)	$(3,383)	$(8,651)	(256)
Pre-tax margin	NA	NA	NA

Overall, currency translation, primarily attributable to the Australian Dollar, increased total Asia Pacific revenues and expenses by $0.4 million and $1.1 million, respectively, reducing pre-tax income by $0.7 million.

Asia Pacific revenues decreased in the second quarter of 2010 due to lower commission rates, the effect of which was offset, to a large extent, by favorable currency translation.  Regional revenues also include the shift in the attribution of ITG Net revenue from Europe to Asia Pacific for commission share ($0.3 million) and recurring connectivity ($0.3 million).

Compensation and employee benefits costs reflect unfavorable currency translation partially offset by the decline in headcount following our restructuring activities in both the fourth quarter of 2009 and second quarter of 2010.

Transaction processing costs increased due to an increase in the proportion of trades being executed in costlier venues such as Indonesia, Singapore and Korea, where our clearing and execution costs are significantly higher than in the Hong Kong and Australia markets. Unfavorable currency translation also contributed to the increase.

The increase in other expenses reflects unfavorable currency translation, additional connectivity and market data fees related to business growth and higher facilities and business development charges.

As described above (see Executive Summary), restructuring charges include costs related to employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software in connection with closing our on-shore Japanese operation.  The goodwill impairment relates to the write-off of the entire balance of goodwill in our Australia reporting unit.

Consolidated income tax expense

Our effective tax rate was 61.2% in the second quarter of 2010 compared to 40.2% in the second quarter of 2009.  The increase in the second quarter 2010 effective tax rate is directly attributed to significant pre-tax losses in the Asia Pacific region where we are not recording any tax benefits due to the recording of a full valuation allowance on our deferred tax assets for net operating losses in the region in accordance with the guidance under U.S. GAAP.  Specifically, the losses in the Asia Pacific region in the second quarter included restructuring charges of $2.5 million and a goodwill impairment charge of $5.4 million.  Our consolidated effective tax rate can also vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$171,486	$204,743	$(33,257)	(16)
Recurring	34,432	35,310	(878)	(2)
Other	2,079	(716)	2,795	390
Total revenues	207,997	239,337	(31,340)	(13)

Expenses
Compensation and employee benefits	69,945	82,325	(12,380)	(15)
Transaction processing	23,251	27,083	(3,832)	(14)
Other expenses	77,237	73,436	3,801	5
Restructuring charges	(252)	—	(252)	—
Interest expense	430	1,813	(1,383)	(76)
Total expenses	170,611	184,657	(14,046)	(8)
Income before income tax expense	$37,386	$54,680	$(17,294)	(32)
Pre-tax margin	18.0%	22.8%	(4.9)%

While overall U.S. equity volumes were 8% lower in the first half of 2010 as compared to 2009 (as measured by the combined share volume in NYSE and NASDAQ-listed securities), commissions and fees declined 16% reflecting lower equity trading activity by our core large domestic equity fund clients, resulting in lower volumes.  We also experienced a lower average commission rate as a greater percentage of our trading business came from high turnover clients that primarily use our lower rate DMA services. Partially offsetting this decline was the growth in revenues from our net executions which began in the first quarter of 2009.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2010	2009	Change	% Change
Total trading volume (in billions of shares)	23.4	27.1	(3.7)	(14)
Trading volume per day (in millions of shares)	188.7	218.3	(29.6)	(14)
U.S. market trading days	124	124	—	—

* Includes volumes from commission-based executions and net executions and excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues declined from cancellations of order management subscriptions and services and from the discontinuation of certain analytical product offerings.

Other revenues increased primarily due to lower trade processing errors and client accommodations partially offset by lower investment income due to lower interest rates and average invested balances.

Total expenses were down 8% compared to the first half of 2009 reflecting our cost reduction efforts which were partially offset by a $6.1 million write-off of certain capitalized software initiatives. Excluding this write-off and the adjustment to accruals for restructuring charges, total expenses in the U.S. were down 11% compared to the first half of 2009 (see Non-GAAP Financial Measures).

Compensation and employee benefits declined 15%, in-line with the 15% headcount reduction largely attributable to our restructuring activities in the fourth quarter of 2009, a $3.0 million net reduction in employee severance (unrelated to our restructuring plan) and lower incentive compensation. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the increasingly competitive landscape for key talent.

Transaction processing costs decreased 14% primarily reflecting the reduction in executed volumes.

Other expenses were higher reflecting a (i) $6.1 million write-off of certain capitalized software initiatives, (ii) a $1.9 million increase in capitalized software amortization related to new product releases and (iii) the 2009 recovery of doubtful account provisions of $1.1 million, partially offset by savings from our cost reduction efforts in areas such as (i) network connectivity costs from the consolidation of our third-party network providers, (ii) consulting costs, (iii) business development and (iv) facilities and equipment costs.  The capitalized software write-off relates to our ongoing assessment of our product development priorities.  As part of our fourth quarter 2009 restructuring, we made certain changes to our product priorities and wrote-off $2.4 million of capitalized development initiatives that were not yet deployed. As our product development plan continued to evolve in the first quarter of 2010, we determined that additional capitalized amounts were not likely to be used and a further $6.1 million was written off.

Interest expense declined due to a significantly lower outstanding balance on our long-term debt, lower LIBOR-based interest rates and the expiration of economically unfavorable interest rate swaps (due to the drop in interest rates after their inception in 2006) on March 31, 2009.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$35,211	$30,459	$4,752	16
Recurring	1,842	1,109	733	66
Other	2,877	5,323	(2,446)	(46)
Total revenues	39,930	36,891	3,039	8

Expenses
Compensation and employee benefits	11,062	9,290	1,772	19
Transaction processing	8,001	6,891	1,110	16
Other expenses	10,001	9,100	901	10
Restructuring	(16)	—	(16)	—
Total expenses	29,048	25,281	3,767	15
Income before income tax expense	$10,882	$11,610	$(728)	(6)
Pre-tax margin	27.3%	31.5%	(4.2)%

Currency translation increased total Canadian revenues and expenses by $5.7 million and $4.1 million, respectively, resulting in a $1.6 million increase to pre-tax income.

Canadian average daily volumes in our client business increased 14% over the first half of 2009, however commissions and fees were slightly below prior year levels when excluding the favorable currency impact of the stronger Canadian Dollar (see Non-GAAP Financial Measures), as average commission rates declined 11%.

Recurring revenues grew as our ITG Net connectivity business increased the number of billable network connections in Canada.

Revenues from our arbitrage trading business (included in other revenues) were lower in the first half of 2010 compared to the prior year period due to the increased presence of high frequency traders coupled with the narrowing of spread opportunities and the reduction in the number of inter-listed securities.

Compensation and employee benefits costs were driven higher by currency translation ($1.6 million) as well as costs associated with a new retirement plan in Canada and higher share-based compensation.

Transaction processing costs were higher due to the impact of currency translation ($1.2 million).  We also incurred higher costs due to higher clearing costs associated with increased market fragmentation.  However these increases were partially offset by decreases in execution costs as we benefited from more liquidity credits and executions on cheaper venues.  In the third quarter of 2010, we will be migrating our Canadian settlement activities to another clearing broker with expected annual savings in excess of $2 million.

The increase in other expenses reflects an unfavorable exchange rate translation as well as higher (i) equipment depreciation, (ii) business development costs and (iii) capitalized software amortization expense related to recent product releases, partially offset by currency transaction losses incurred in 2009 from holding a non-Canadian Dollar denominated asset.

European Operations

	Six Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$31,399	$27,535	$3,864	14
Recurring	7,345	6,641	704	11
Other	(435)	309	(744)	(241)
Total revenues	38,309	34,485	3,824	11

Expenses
Compensation and employee benefits	16,844	17,332	(488)	(3)
Transaction processing	9,274	11,089	(1,815)	(16)
Other expenses	9,711	6,696	3,015	45
Total expenses	35,829	35,117	712	2
Income (loss) before income tax expense	$2,480	$(632)	$3,112	492
Pre-tax margin	6.5%	(1.8)%	8.3%

Currency translation increased total European revenues and expenses by $0.9 million and $1.3 million, respectively, reducing our pre-tax income by $0.4 million.

Despite the reemergence of political and economic uncertainty in Europe in the latter half of the second quarter and its consequently negative effect on commission and fee revenues, market turnover increased in the first half of 2010 compared to the prior year.

European commissions and fees grew by 14% inclusive of a favorable currency translation impact of $0.7 million.  Excluding this currency translation impact, commission and fees grew 12% (see Non-GAAP Financial Measures) driven by the increased use of the POSIT crossing suite in the region. The growth in our POSIT business more than offset the impact of a decline in our client portfolio trading business primarily from U.S. clients and the shift in the attribution of $0.7 million of ITG Net commission share revenue from Europe to Asia Pacific.

Higher recurring revenues reflect increased analytical product sales, offset in part by the shift in the attribution of $0.6 million of ITG Net connectivity revenue from Europe to Asia Pacific. Other revenues fell due to a decrease in consulting fees and increased trade processing errors and client accommodations.

Compensation and employee benefits expense reflects $2.8 million of severance costs in the first half of 2009 related to a management reorganization partially offset by unfavorable currency translation and the continued investment in staff to support the growing business and diversified product range.

Despite the increase in commissions and fees, transaction processing costs declined as we benefited from the increased use of POSIT to internally cross trades, as well as MTFs, which are generally less costly than traditional exchanges. Additionally, we achieved cost savings from internalizing our trading books and records for our non-UK business and from switching clearing and settlement agents.

Other expenses increased $3.0 million due to investment in infrastructure to support the growing product range and improve system capacity and resilience, additional market data costs relating to the expansion of our self-directed client business, further software development amortization costs associated with new releases and lower foreign currency transaction gains than in the first half of 2009.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$14,322	$12,307	$2,015	16
Recurring	1,113	85	1,028	1,209
Other	341	527	(186)	(35)
Total revenues	15,776	12,919	2,857	22

Expenses
Compensation and employee benefits	10,200	10,128	72	1
Transaction processing	3,714	2,783	931	33
Other expenses	9,908	8,186	1,722	21
Goodwill impairment	5,375	—	5,375	—
Restructuring charges	2,518	—	2,518	—
Total expenses	31,715	21,097	10,618	50
Loss before income tax expense	$(15,939)	$(8,178)	$(7,761)	(95)
Pre-tax margin	NA	NA	NA

Overall, currency translation, largely attributable to the Australian Dollar, increased total Asia Pacific revenues and expenses by $1.2 million and $2.4 million, respectively, reducing pre-tax income by $1.2 million.

Asia Pacific revenues improved in the first half of 2010 benefiting from higher regional stock market indices, higher market turnover and currency translation, which more than offset the decrease in commission rates.  Revenues also reflect the shift in the attribution of ITG Net revenue from Europe to Asia Pacific for commission share ($0.7 million) and recurring connectivity ($0.6 million).

The slight increase in compensation and employee benefits costs reflects unfavorable currency translation, which more than offset savings from lower headcount levels (resulting from our restructuring activities in both the fourth quarter of 2009 and second quarter of 2010).

Transaction processing costs increased due to an increase in the trades executed as well as a higher proportion of trades being executed in costlier venues such as Korea and Singapore, where our clearing and execution costs are significantly higher than in the Hong Kong and Australia markets. Unfavorable currency translation also contributed to the increase.

The increase in other expenses include unfavorable currency translation, additional connectivity and market data fees related to business growth, higher facilities costs, increased software and business development charges and an increase in capitalized software amortization expense related to recent product releases.

As described above (see Executive Summary), restructuring charges include costs related to employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software in connection with closing our on-shore Japanese operations. The goodwill impairment relates to the write-off of the entire balance of goodwill in our Australia reporting unit.

Consolidated income tax expense

Our effective tax rate was 54.2% in the first half of 2010 compared to 42.3% in the first half of 2009.  The increase in the second quarter 2010 effective tax rate is directly attributed to significant pre-tax losses in the Asia Pacific region where we are not recording any tax benefits due to the recording of a full valuation allowance on our deferred tax assets for net operating losses in the region in accordance with the guidance under U.S. GAAP.  Specifically, the losses in the Asia Pacific region in the second quarter included restructuring charges of $2.5 million and a goodwill impairment charge of $5.4 million.  Our consolidated effective tax rate can also vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At June 30, 2010, cash and cash equivalents and securities owned, at fair value amounted to $332.6 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2010, we had interest-bearing security deposits totaling $38.9 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of business, we may also need to borrow stock when a security is needed to deliver against a settling transaction, such as a short settlement or a fail to deliver. Securities borrowed transactions require that collateral in the form of cash be provided to the counterparty. Such cash deposits may be funded from existing cash balances or from short-term bank loans.

When funding the U.S. securities clearance and settlement transactions with short-term bank loans, uncommitted pledge facilities with two banks which have no specific limitations on additional borrowing capacities are utilized (see Financing Activities below). However, in the current economic environment, lenders may have more stringent guidelines in making credit available, thus inhibiting our ability to borrow, particularly on a non-collateralized basis.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.7 million to support overdraft facilities.  In Europe, we maintain $38.3 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The decrease in cash flow from operating activities compared to the first half of 2009 reflects lower net income and increases in deposits with our clearing organizations, partially offset by higher non-cash expenses.

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2010	2009
Net income	$15,940	$33,149
Non-cash items included in net income	54,784	42,521
Effect of changes in receivables/payables from/to customers and brokers	19,983	21,802
Effect of changes in other working capital and operating assets and liabilities	(48,857)	(15,697)
Net cash provided by operating activities	$41,850	$81,775

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

Investing Activities

Net cash used in investing activities of $32.1 million includes our investment in capitalizable software development projects and computer hardware, software and facilities, as well as our strategic investment in Disclosure Insight, Inc.

Financing Activities

Net cash used in financing activities of $15.8 million primarily reflects principal repayments on our Term Loan and repurchases of ITG common stock, offset by short-term bank borrowings from our pledge and overdraft facilities arising from our U.S. and European clearing and settlement activities and the reduction of deferred compensation amounts through issuances of our common stock.

When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we have uncommitted pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements have carried interest at the federal funds rate plus a spread of 50 - 150 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings.  At June 30, 2010, we had $16.0 million in short-term bank loans under these pledge facilities outstanding.  In Europe, we also have working capital facilities with various banks in the form of overdraft protection.  At June 30, 2010, there was $13.9 million outstanding under these facilities, primarily associated with European clearance and settlement transactions.

We also have a $25.0 million revolving credit facility available that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding borrowings under the revolving credit facility.

During the first half of 2010, we repurchased approximately 1.7 million shares of our common stock at a cost of approximately $28.6 million, which was funded from our available cash resources. Of these shares, 1,469,900 were purchased under an authorization by our Board of Directors for a total cost of $25.1 million (average cost of $17.09 per share). An additional 191,448 shares ($3.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  In July 2010, ITG’s Board of Directors authorized the repurchase of an additional 4.0 million shares, bringing the total number of shares currently available for repurchase under ITG’s share repurchase program to 4.6 million shares. This authorization has no expiration date.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times.  Dividends or withdrawals of capital cannot be made if the capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at June 30, 2010 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$112.4	$110.9
AlterNet	5.7	5.4
Blackwatch	5.8	5.7
ITG Derivatives	4.6	3.6

As of June 30, 2010, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2010 is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$52.7	$52.2
European Operations
Europe	39.3	19.4
Asia Pacific Operations
Australia	7.3	4.3
Hong Kong	22.4	5.7
Singapore	0.4	0.2
Japan	3.9	2.0

As a result of closing our on-shore Japanese operations, we reduced the capital deployed in Japan during the second quarter of 2010 by $17 million. In July 2010, we surrendered our dealer’s license from the Japanese Financial Services Agency and as such we no longer have minimum capital requirements in Japan.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear securities and/or derivative contracts.  Associated with its membership, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources.  The maximum potential payout under these memberships cannot be estimated.  The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

As of June 30, 2010, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

During 2010, indicators of potential impairment caused us to perform interim impairments tests at March 31 and June 30. Those indicators included a prolonged decrease in market capitalization, a decline in recent operating results in comparison to prior years and the significant near-term uncertainty on both the global economic recovery and the outlook for the Company’s industry.  Our interim impairment tests applied the same valuation techniques and sensitivity analyses used in our prior annual impairment test to our updated cash flow forecasts.  Generally, the cash flow forecasts used in the first quarter testing were not materially different than those which were used in our annual testing, except for ITG Australia, where the updated cash flow forecast resulted in its fair value decreasing 31% from the annual test, but was still above its book value.

Based on the results of our March 31 interim testing, no step one goodwill impairment was indicated for any reporting unit, as the fair value of our U.S. Operations was determined to be in excess of its carrying value by 16% and the fair values of our other reporting units with goodwill were determined to be in excess of their carrying values within a range of 51% - 233%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.  While no impairment of goodwill was indicated, we recognized the need to continue monitoring economic trends related to our business as well as the key testing assumptions used in this interim impairment test.

In the second quarter, the operating results of some reporting units did not meet their expected financial performance targets, resulting in further revisions to cash flow forecasts used in the June 30 step one impairment testing. In particular, the continued lack of market fragmentation and the continued bundling of research and execution services in the Asia Pacific region pushed results there significantly below expectations. With the exception of our Australia reporting unit, no step one goodwill impairment was indicated for any reporting unit based on the results of our June 30 interim testing, as the fair value of our U.S. Operations was determined to be in excess of its carrying value by 21% and the fair values of our remaining reporting units with unimpaired goodwill were determined to be in excess of their carrying values within a range of 70% - 161%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.  As the fair value of the Australia reporting unit was determined to be below its carrying value, we performed a step two analysis to determine the implied fair value of goodwill and measure any impairment loss.  Step two analysis requires valuation of the assets and liabilities of the reporting unit as if it had been acquired in a hypothetical business combination.  The resultant implied fair value of goodwill is then compared with its carrying value to determine the impairment loss.  At June 30, it was determined that the entire balance of goodwill in our Australia reporting unit was impaired resulting in a $5.4 million charge against earnings.

While we have determined the current estimated fair values of our reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that goodwill for one of our other reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill interim impairment testing as of June 30, 2010 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, we may be required to record further non-cash charges in future periods for goodwill impairment, whether in connection with our next annual impairment testing on October 1, 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit against ITG Inc. and The Macgregor Group, Inc. in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,834 (the “‘834 patent”) by the “Channel ITG” (now ITG Channel) and “Macgregor XIP” products.  The ‘834 patent had issued on November 14, 2006.  After learning that Liquidnet, Inc. did not own the ‘834 patent, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively “ITG”) sued Liquidnet Holdings, Inc. (“Liquidnet”) in the United States District Court for the Southern District of New York, seeking a declaratory judgment that the ‘834 patent was not infringed, was invalid, and was unenforceable.  The Delaware lawsuit was later voluntarily dismissed by Liquidnet, Inc.  In its counterclaims to the New York lawsuit, Liquidnet alleged that POSIT Alert, in addition to the products above, infringes the ‘834 patent.  On February 13, 2008, the Court granted ITG’s motion to amend its complaint, whereby ITG added allegations that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived the ‘834 patent from work done in 1997-1998 by third parties.  Fact and expert discovery are now complete.  The Court held a Markman hearing on December 16, 2009, and on January 19, 2010, issued a ruling construing the patent claim at issue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during the first six months of 2010, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2010
To: January 31, 2010	60,355	$20.20	—	2,048,668

From: February 1, 2010
To: February 28, 2010	274,681	16.97	200,000	1,848,668

From: March 1, 2010
To: March 31, 2010	392,323	17.77	366,000	1,482,668

From: April 1, 2010
To: April 30, 2010	21,677	17.06	—	1,482,668

From: May 1, 2010
To: May 31, 2010	537,312	16.78	528,900	953,768

From: June 1, 2010
To: June 30, 2010	375,000	16.89	375,000	578,768
Total	1,661,348	$17.20	1,469,900

(a) This column includes the acquisition of 191,448 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

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

During the first half of 2010, we repurchased approximately 1.7 million shares of our common stock at a cost of approximately $28.6 million, which was funded from our available cash resources. Of these shares, 1,469,900 were purchased under our Board of Directors’ authorization for a total cost of $25.1 million (average cost of $17.09 per share). An additional 191,448 shares ($3.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

In July 2010, ITG’s Board of Directors authorized the repurchase of an additional 4.0 million shares, bringing the total number of shares currently available for repurchase under ITG’s share repurchase program to 4.6 million shares. This authorization has no expiration date.

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS
	10.1*	Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan

	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1*	Section 1350 Certification

	101	Interactive Data File

The following furnished materials from Investment Technology Group, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 5, 2010	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant