Form 10-Q
period 2010-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2010-11-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2010

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

At October 29, 2010, the Registrant had 41,869,796 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, Macgregor XIP, POSIT and POSIT Alert are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$339,473	$330,879
Cash restricted or segregated under regulations and other	82,868	95,787
Deposits with clearing organizations	27,115	14,891
Securities owned, at fair value	7,107	6,768
Receivables from brokers, dealers and clearing organizations	1,022,026	364,436
Receivables from customers	733,777	298,342
Premises and equipment, net	34,032	41,437
Capitalized software, net	63,125	68,913
Goodwill	419,903	425,301
Other intangibles, net	25,150	27,263
Income taxes receivable	5,747	13,897
Deferred taxes	1,888	2,910
Other assets	21,889	12,279
Total assets	$2,784,100	$1,703,103

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$164,909	$209,496
Short-term bank loans	20,374	—
Payables to brokers, dealers and clearing organizations	993,320	248,664
Payables to customers	691,145	299,200
Securities sold, not yet purchased, at fair value	1,276	31
Income taxes payable	15,237	14,113
Deferred taxes	18,956	16,999
Long-term debt	11,200	46,900
Total liabilities	1,916,417	835,403

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,790,608 and 51,682,153 shares issued at September 30, 2010 and December 31, 2009, respectively	518	517
Additional paid-in capital	239,176	233,374
Retained earnings	831,303	809,153
Common stock held in treasury, at cost; 9,946,635 and 7,891,717 shares at September 30, 2010 and December 31, 2009, respectively	(212,250)	(182,743)
Accumulated other comprehensive income (net of tax)	8,936	7,399
Total stockholders’ equity	867,683	867,700
Total liabilities and stockholders’ equity	$2,784,100	$1,703,103

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Commissions and fees	$105,948	$132,069	$358,366	$407,113
Recurring	21,912	22,145	66,644	65,290
Other	2,536	4,224	7,398	9,667
Total revenues	130,396	158,438	432,408	482,070

Expenses
Compensation and employee benefits	50,627	56,758	158,678	175,833
Transaction processing	19,401	24,204	63,641	72,050
Occupancy and equipment	14,423	14,958	44,589	44,696
Telecommunications and data processing services	12,759	13,770	39,365	41,052
Other general and administrative	21,652	20,307	71,737	60,705
Goodwill impairment	—	—	5,375	—
Restructuring charges	—	—	2,250	—
Interest expense	158	407	588	2,220
Total expenses	119,020	130,404	386,223	396,556
Income before income tax expense	11,376	28,034	46,185	85,514
Income tax expense	5,166	10,556	24,035	34,887
Net income	$6,210	$17,478	$22,150	$50,627

Earnings per share:
Basic	$0.15	$0.40	$0.51	$1.16
Diluted	$0.14	$0.40	$0.51	$1.15

Basic weighted average number of common shares outstanding	42,407	43,627	43,148	43,479
Diluted weighted average number of common shares outstanding	42,941	44,126	43,776	43,859

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2010

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2010	$—	$517	$233,374	$809,153	$(182,743)	$7,399	$867,700

Net income	—	—	—	22,150	—	—	22,150
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	1,429	1,429
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	108	108
Comprehensive income							$23,687
Issuance of common stock for share awards (317,489 shares) and employee stock unit awards (257,390 shares), including tax benefit decrease of $2.0 million	—	—	(7,768)	—	13,170	—	5,402
Issuance of common stock for the employee stock purchase plan (108,454 shares)	—	1	1,650	—	—	—	1,651
Settlement of share-based awards (214,969 shares)	—	—	—	—	(3,798)	—	(3,798)
Purchase of common stock for treasury (2,414,828 shares)	—	—	—	—	(38,879)	—	(38,879)
Share-based compensation	—	—	11,920	—	—	—	11,920
Balance at September 30, 2010	$—	$518	$239,176	$831,303	$(212,250)	$8,936	$867,683

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from Operating Activities:
Net income	$22,150	$50,627
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,256	45,041
Deferred income tax expense	2,018	7,673
Provision for doubtful accounts	445	(1,383)
Share-based compensation	12,504	11,605
Capitalized software write-off	6,091	—
Non-cash restructuring charges, net	836	—
Goodwill impairment	5,375	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	11,779	(17,080)
Deposits with clearing organizations	(12,224)	21,988
Securities owned, at fair value	(347)	(333)
Receivables from brokers, dealers and clearing organizations	(659,824)	(240,505)
Receivables from customers	(435,846)	(492,182)
Accounts payable and accrued expenses	(46,228)	(2,178)
Payables to brokers, dealers and clearing organizations	746,089	581,922
Payables to customers	391,943	150,054
Securities sold, not yet purchased, at fair value	1,218	(2,437)
Income taxes payable (receivable)	9,300	(15,931)
Excess tax benefit from share-based payment arrangements	—	(274)
Other, net	(5,233)	(723)
Net cash provided by operating activities	97,302	95,884

Cash flows from Investing Activities:
Acquisition of subsidiaries and minority interests, net of cash acquired	—	(1,937)
Acquisition of patent	—	(450)
Equity investment	(3,000)	—
Capital purchases	(9,135)	(8,703)
Capitalization of software development costs	(28,798)	(34,410)
Net cash used in investing activities	(40,933)	(45,500)

Cash flows from Financing Activities:
Borrowings (repayments) of short-term bank loans	20,374	(24,900)
Repayments of long-term debt	(35,700)	(35,700)
Excess tax benefit from share-based payment arrangements	—	274
Common stock issued	9,017	9,304
Common stock repurchased	(38,879)	—
Shares withheld for net settlements of share-based awards	(3,798)	(1,547)
Net cash used in financing activities	(48,986)	(52,569)

Effect of exchange rate changes on cash and cash equivalents	1,211	3,275
Net increase in cash and cash equivalents	8,594	1,090
Cash and cash equivalents — beginning of year	330,879	352,960
Cash and cash equivalents — end of period	$339,473	$354,050

Supplemental cash flow information
Interest paid	$1,006	$5,134
Income taxes paid	$14,761	$43,948

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, which updates the guidance in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  The ASU requires new disclosures including significant transfers in and out of Level 1 and Level 2 fair value measurements and a reconciliation of Level 3 fair value measurements including purchases, sales, issuances and settlements on a gross basis.  The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities (instead of major category) and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements that fall in either Level 2 or Level 3.  The majority of the provisions of this update, including those applicable to the Company, were effective for annual and interim periods beginning after December 15, 2009, with the remainder being effective for interim and annual reporting periods beginning after December 15, 2010.  Early adoption is permitted.  The adoption of the guidance effective in the first quarter of 2010 did not have a material impact on the Company’s disclosures nor does the Company expect the adoption of the remaining guidance in the first quarter of 2011 to impact its disclosures.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted in the first quarter of 2010.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$6,367	$6,367	$—	$—
U.S. government money market mutual funds	233,772	233,772	—	—
Money market mutual funds	4,354	4,354	—	—
Securities owned, at fair value:
Trading securities	443	443	—	—
Available-for-sale securities	1,584	1,584	—	—
Equity index mutual funds	3,071	3,071	—	—
Bond mutual funds	2,009	2,009	—	—
Total	$251,600	$251,600	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$5	$—	$5	$—
Securities sold, not yet purchased, at fair value:
Common stock	1,276	1,276	—	—
Total	$1,281	$1,276	$5	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$8,938	$8,938	$—	$—
U.S. government money market mutual funds	207,133	207,133	—	—
Money market mutual funds	4,514	4,514	—	—
Securities owned, at fair value:
Trading securities	125	125	—	—
Available-for-sale securities	1,403	1,403	—	—
Equity index mutual funds	3,357	3,357	—	—
Bond mutual funds	1,883	1,883	—	—
Total	$227,353	$227,353	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Common stock	31	31	—	—
Total	$34	$31	$3	$—

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

Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during the nine months ended September 30, 2010 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total Losses
Capitalized software	$—	$—	$—	$—	$6,781
Goodwill — ITG Australia	—	—	—	—	5,375
Fixed assets	—	—	—	—	240
Total	$—	$—	$—	$—	$12,396

The three items detailed above, after giving effect to the fair value measurement, had zero balances at September 30, 2010.

Following the 2009 restructuring (see Note 3, Restructuring Charges), the Company continued to evolve its product development plan in the first quarter of 2010, and as a result determined that additional capitalized development initiatives of $6.1 million were not likely to be used.  Included in other general and administrative expense on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 is a charge of $6.1 million to write-off these amounts.

As part of the restructuring of the Asia Pacific Operations (see Note 3, Restructuring Charges) non-cash write-offs of fixed assets and capitalized software ($0.9 million) were recorded and included in restructuring charges on the Condensed Consolidated Statements of Income as of the second quarter of 2010.

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

The following table summarizes the pre-tax charges incurred by the Asia Pacific Operations segment for the nine months ended September 30, 2010 (dollars in thousands). These charges are classified as restructuring charges in the Condensed Consolidated Statements of Income.

September 30, 2010
Employee separation and related costs	$1,282
Contract termination charges	160
Asset write-offs:
Capitalized software	690
Fixed assets	240
Sales tax receivable	146
Total restructuring charges	$2,518

Employee separation and related costs pertain to the termination of 15 employees. The contract termination charges primarily consist of charges to terminate a lease agreement.

Activity and liability balances recorded as part of the Asia Pacific restructuring plan through September 30, 2010 are as follows (dollars in thousands):

	Employee separation and related costs	Contract termination charges	Asset write-offs	Total
Restructuring charges recognized	$1,282	$160	$1,076	$2,518
Cash payments	(1,253)	(119)	—	(1,372)
Asset write-offs	—	—	(1,076)	(1,076)
Acceleration of share-based compensation in additional paid-in capital	(29)	—	—	(29)
Other	—	9	—	9
Ending liability balance	$—	$50	$—	$50

Virtually all of the remaining accrued costs (included in accounts payable and accrued expenses) are expected to be paid during 2010.

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

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2009	$16,451	$1,568	$18,019
Utilized — cash	(15,998)	(544)	(16,542)
Non-cash adjustment	(293)	—	(293)
Balance at September 30, 2010	$160	$1,024	$1,184

Virtually all the remaining accrued costs are expected to be paid during 2010 except for payments related to the leased facilities and the settlement of restricted share awards which will continue through April 2012.

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

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at September 30, 2010.

When clients request trade settlement in a currency other than the currency in which the trade was executed, the Company enters into foreign exchange contracts in order to close out the resulting foreign currency position. The foreign exchange deals are executed the same day as the underlying trade.  As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. These foreign exchange contracts are reflected in the tables below.

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of derivative instruments at September 30, 2010 and December 31, 2009 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	September 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Currency forward contracts	$(5)	$(3)
Total derivatives not designated as hedging instruments	(5)	(3)
Total derivatives	$(5)	$(3)

All currency forward contracts open at September 30, 2010 matured in October 2010.

The following table summarizes the impact the effective portion of derivative instruments designated as hedges under ASC 815 had on the results of operations (dollars in thousands) during the three and nine months ended September 30, 2010 and 2009. Losses were reclassified from OCI into interest expense on the Condensed Consolidated Statements of Income as of March 31, 2009.

	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from OCI into Income (Effective Portion)
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Three Months Ended
Interest rate swaps	$—	$—	$—	$—
Total	$—	$—	$—	$—

Nine Months Ended
Interest rate swaps	$—	$—	$—	$(450)
Total	$—	$—	$—	$(450)

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	September 30, 2010	September 30, 2009
Three Months Ended
Currency forward contracts	$(152)	$60
Total	$(152)	$60

Nine Months Ended
Currency forward contracts	$116	$(13)
Total	$116	$(13)

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

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Corporate stocks—trading securities	$443	$125	$1,276	$31
Corporate stocks—available-for-sale	1,584	1,403	—	—
Mutual funds	5,080	5,240	—	—
Total	$7,107	$6,768	$1,276	$31

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

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated OCI until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	September 30, 2010	December 31, 2009
Positions with net gains	$39	$—
Positions with net (losses)	—	(69)
Total gain/(loss)	$39	$(69)

There were no sales of available-for-sale securities during the nine month periods ending September 30, 2010 and 2009.

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

During 2010, uncertain tax positions in the U.S. were resolved for the 2006 and 2008 fiscal years resulting in a decrease in our liability of $1.7 million and the related deferred tax asset of $0.3 million.  As a result of this, we recognized a net tax benefit of $0.9 million.

The Company had unrecognized tax benefits for tax positions taken of $11.7 million and $11.0 million at September 30, 2010 and December 31, 2009, respectively.  The Company had accrued interest expense of $1.1 million and $0.9 million, net of related tax effects, related to our unrecognized tax benefits at September 30, 2010 and December 31, 2009, respectively.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the period ended September 30, 2010 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total

Gross goodwill at December 31, 2009	$390,721	$28,467	$6,113	$425,301
Accumulated impairment losses	—	—	—	—
Net goodwill at December 31, 2009	$390,721	$28,467	$6,113	$425,301

2010 Activity:
Impairment losses	—	—	(5,375)	(5,375)
Currency translation adjustment	—	14	(37)	(23)

Gross goodwill at September 30, 2010	$390,721	$28,481	$6,076	$425,278
Accumulated impairment losses	—	—	(5,375)	(5,375)
Net goodwill at September 30, 2010	$390,721	$28,481	$701	$419,903

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

During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in market capitalization, a decline in recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company’s industry.  The interim impairment tests applied the same valuation techniques and sensitivity analyses used in the Company’s prior annual impairment test to updated cash flow forecasts.  Generally, the cash flow forecasts used in the first quarter testing were not materially different than those which were used in the annual testing, except for ITG Australia, where the updated cash flow forecast resulted in its fair value decreasing 31% from the annual test, but still above its book value.

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

In the second quarter, the operating results of some reporting units did not meet their expected financial performance targets resulting in further revisions to cash flow forecasts used in the June 30 step one impairment testing. In particular, the continued lack of market fragmentation and the continued bundling of research and execution services in the Asia Pacific region pushed results there significantly below expectations. With the exception of its Australia reporting unit, no step one goodwill impairment was indicated for any of the Company’s reporting units based on the results of its June 30 interim testing, as the fair value of the Company’s U.S. Operations was determined to be in excess of its carrying value by 21% and the fair values of its remaining reporting units with unimpaired goodwill were determined to be in excess of their carrying values within a range of 70% - 161%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.  As the fair value of the Australia reporting unit was determined to be below its carrying value, the Company performed a step two analysis to determine the implied fair value of goodwill and measure any impairment loss.  Step two analysis requires valuation of the assets and liabilities of the reporting unit as if it had been acquired in a hypothetical business combination.  The resultant implied fair value of goodwill is then compared with its carrying value to measure the impairment loss.  At June 30, it was determined that the entire balance of goodwill in the Australia reporting unit was impaired, resulting in a $5.4 million charge against earnings.

In the third quarter, the operating environment exhibited further weakness leading the Company to further adjust its expected financial performance targets resulting in further fair value diminution in each of our reporting units.  However, no step one goodwill impairment was indicated for any of the Company’s reporting units as the fair value of the Company’s U.S. Operations was determined to be in excess of its carrying value by 16% and the fair value of its remaining reporting units with goodwill were determined to be in excess of their carrying values within a range of 49%-87%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.

The Company continues to monitor the current estimated fair values of its reporting units based on revised forecasts of revenue growth, net income and cash flows in the current market environment. There is a reasonable possibility that goodwill for one of its other reporting units may become impaired in future periods as there can be no assurance that estimates and assumptions made for purposes of its goodwill interim impairment testing as of September 30, 2010 will prove to be accurate predictions of the future. If these assumptions regarding forecasted revenue or net income growth rates are not achieved, the Company may be required to record further non-cash charges in future periods for goodwill impairment, whether in connection with its next annual impairment testing on October 1, 2010 or in subsequent interim quarters, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other Intangible Assets

Acquired other intangible assets consisted of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$972	$10,400	$780	5.0
Customer related intangibles	8,401	2,278	8,401	1,919	6.4
Proprietary software	20,876	11,492	20,876	9,930	17.6
Trading rights	165	—	165	—	—
Other	50	—	50	—	—
Total	$39,892	$14,742	$39,892	$12,629

At September 30, 2010, other intangible assets included in the table above that are not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $0.7 million and $2.1 million for the three and nine months ended September 30, 2010, respectively compared with $0.8 million and $2.5 million in the prior year periods and is included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2010, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Broker-dealers	$410,790	$303,072	$391,339	$196,042
Clearing organizations	69,036	5,401	13,653	2
Securities borrowed	542,734	56,266	—	—
Securities loaned	—	—	588,328	52,620
Allowance for doubtful accounts	(534)	(303)	—	—
Total	$1,022,026	$364,436	$993,320	$248,664

Receivables from and Payables to Customers

The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Customers	$734,773	$299,189	$691,145	$299,200
Allowance for doubtful accounts	(996)	(847)	—	—
Total	$733,777	$298,342	$691,145	$299,200

Securities Borrowed and Loaned

Securities borrowed and securities loaned transactions are reported as collateralized financings.  Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender.  With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in amounts generally in excess of the fair value of securities loaned.  The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received adjusted for additional collateral obtained or received.  Interest on such transactions is accrued and is included in the Condensed Consolidated Statements of Financial Condition in receivables from, and payables to, broker, dealers and clearing organizations.

The Company engages in securities borrowed and securities loaned transactions as part of its U.S. self-clearing process primarily to facilitate customer transactions, including shortened or extended settlement activities and for failed settlements.  On these transactions, interest income for securities borrowed is recorded in other revenue while interest expense from securities loaned is recorded in transaction processing expense on the Condensed Consolidated Statements of Income.

The Company also operates a matched book where securities are borrowed from one party for the express purpose of loaning such securities to another party and generating a net interest spread.  The Company records the net interest earned on these transactions in other revenue on the Condensed Consolidated Statements of Income.

As of September 30, 2010, securities borrowed as part of the matched book activity with a fair value of $521 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 were as follows (dollars in thousands):

	Three Months	Nine Months
Interest earned	$1,372	$2,699
Interest incurred	(958)	(1,802)
Net	$414	$897

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2010	December 31, 2009
Accrued research payables	$44,973	$39,027
Accrued compensation and benefits	43,764	64,054
Deferred compensation	17,793	24,952
Trade payables	14,687	19,924
Deferred revenue	11,142	12,625
Acquisition payment obligation	9,304	6,981
Accrued transaction processing	3,834	4,621
Accrued restructuring	1,234	18,019
Other	18,178	19,293
Total	$164,909	$209,496

(11) Short-term Bank Loans

The Company’s U.S. securities settlement operations are funded with operating cash, securities loaned or with short-term bank loans. The Company has established uncommitted pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, for this purpose. Borrowings under these arrangements generally bear interest at the federal funds rate plus a spread of 50 - 150 basis points, depending upon the amount borrowed and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions, which equal up to 125% of the borrowings. At September 30, 2010 and December 31, 2009, there were no short-term bank loans under these pledge facilities outstanding.

In Europe, we also have working capital facilities with various banks in the form of overdraft protection.  At September 30, 2010, there was $20.4 million outstanding under these facilities at a weighted average interest rate of 1.71%, primarily associated with European settlement transactions.

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

At September 30, 2010, the Company had $11.2 million in outstanding debt under the Term Loan following scheduled principal payments of $35.7 million during the nine months ended September 30, 2010.  Payments of $35.7 million were also made in the comparable 2009 period.  Principal and interest payments on the Term Loan are due on a quarterly basis. The outstanding balance is scheduled to be repaid in the fourth quarter of 2010.

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2010	2009
Three Months Ended
Net income for basic and diluted earnings per share	$6,210	$17,478
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	42,407	43,627
Effect of dilutive securities	534	499
Average common shares used in diluted computation	42,941	44,126
Earnings per share:
Basic	$0.15	$0.40
Diluted	$0.14	$0.40

Nine Months Ended
Net income for basic and diluted earnings per share	$22,150	$50,627
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	43,148	43,479
Effect of dilutive securities	628	380
Average common shares used in diluted computation	43,776	43,859
Earnings per share:
Basic	$0.51	$1.16
Diluted	$0.51	$1.15

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2010	2009
Three months ended	680	695
Nine months ended	657	687

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After-Tax Effects
September 30, 2010
Currency translation adjustment	$8,897	$—	$8,897
Unrealized holding gain on securities, available-for-sale	66	(27)	39
Total	$8,963	$(27)	$8,936

December 31, 2009
Currency translation adjustment	$7,468	$—	$7,468
Unrealized holding loss on securities, available-for-sale	(115)	46	(69)
Total	$7,353	$46	$7,399

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(15) Net Capital Requirement

ITG Inc., AlterNet,  Blackwatch Brokerage Inc. (“Blackwatch”) and ITG Derivatives are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, $1.0 million and $5,000, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at September 30, 2010 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$111.1	$109.6
AlterNet	6.0	5.8
Blackwatch	5.1	5.1
ITG Derivatives	5.0	4.0

As of September 30, 2010, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers in accordance with the Customer Protection Rule pursuant to SEC Rule 15c3-3, Customer Protection—Reserves and Custody of Securities.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2010, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$59.5	$59.0
European Operations
Europe	40.0	17.7
Asia Pacific Operations
Australia	7.5	3.7
Hong Kong	29.2	7.4
Singapore	0.4	0.2

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)	Canadian Operations	European Operations	Asia Pacific Operations (2)	Consolidated
Three Months Ended September 30, 2010
Total revenues	$88,138	$17,364	$16,771	$8,123	$130,396
Income (loss) before income tax expense	10,131	4,312	381	(3,448)	11,376
Three Months Ended September 30, 2009
Total revenues	$114,647	$15,703	$19,344	$8,744	$158,438
Income (loss) before income tax expense	26,891	3,895	1,491	(4,243)	28,034

Nine Months Ended September 30, 2010
Total revenues	$296,135	$57,294	$55,080	$23,899	$432,408
Income (loss) before income tax expense	47,517	15,194	2,861	(19,387)	46,185
Identifiable assets	1,529,236	105,835	535,595	613,434	2,784,100
Nine Months Ended September 30, 2009
Total revenues	$353,984	$52,594	$53,829	$21,663	$482,070
Income (loss) before income tax expense	81,571	15,505	859	(12,421)	85,514
Identifiable assets	1,132,746	277,469	540,990	558,818	2,510,023

(1)          Income before income tax expense for the nine months ended September 30, 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives.

(2)          Loss before income tax expense for the nine months ended September 30, 2010 includes the impacts of a $5.4 million impairment charge related to Australian goodwill and a restructuring charge of $2.5 million to close the Company’s on-shore Japanese operations.

(17) Commitments and Contingencies

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts.  The Company also accesses certain clearing houses through the memberships of third-parties. Associated with these memberships and third-party relationships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing houses.  While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s obligations would arise only if the exchanges and clearinghouses had previously exhausted other remedies.  The maximum potential payout under these memberships cannot be estimated.  The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company’s condensed consolidated financial statements.

(18) Subsequent Events

On October 25, 2010 the Company acquired Majestic Research Corp. (“Majestic”), an independent provider of data-driven equity research for the institutional investment community. The results of Majestic will be included in the Company’s consolidated financial statements commencing on that date. The purchase price for Majestic of $56 million is comprised of $53 million in cash and $3 million in converted equity awards. Approximately $0.7 million of the $56 million purchase price will be reflected as a post closing expense for employee equity awards which were accelerated. The Company also expects to record transaction related expenses in the fourth quarter of approximately $0.8 million related to this transaction.

Majestic helps investors gain independent perspectives on companies and their sectors based on proprietary data sources and rigorous analysis, providing coverage of 17 industry verticals as well as macroeconomics and customized research reports. This acquisition is a major step in a transformational strategy for the Company to expand its addressable market and compete for research driven commissions.

In connection with the integration of Majestic, the Company has decided to close its Rye Brook, NY office and relocate the staff, primarily sales traders and support, to its midtown Manhattan office. A one-time charge estimated at $2 million is expected during the fourth quarter of 2010 related to this plan with associated cost reductions for 2011 estimated at $0.8 million.

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

Other revenues include: (i) income from intra-day arbitrage trading in Canada, (ii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business and interest income on securities borrowed in connection with customers’ settlement activities, (iii) non-recurring professional services, such as one-time implementation and customer training related activities, (iv) the net interest spread earned on securities borrowed and loaned matched book transactions, (v) investment and interest income and (vi) client errors and accommodations.

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

Disclosures of commissions and fees and overall revenues excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of the underlying growth in commissions and fees and overall revenues by excluding these fluctuations outside of management’s control that impact the overall comparability. Underlying commissions and fees and overall revenues should be viewed in addition to, and not as an alternative to, commissions and fees and overall revenues as determined in accordance with U.S. GAAP.

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

Executive Summary

Consolidated Overview

While second quarter volatility was increased by the European sovereign debt crisis and the May 6th “flash crash,” the third quarter was a period of significantly reduced market activity for equity trading in North America and Europe. While we have made significant strides in reducing our cost base, as evidenced by the 11% reduction in U.S. costs from the third quarter of 2009 described below, this reduced market activity, coupled with the leverage of our largely fixed cost structure weighed on our results. Our net income for the quarter was $6.2 million, or $0.14 per diluted share, compared to net income of $17.5 million, or $0.40 per diluted share for the third quarter of 2009. Consolidated revenues were down 18% to $130.4 million compared to $158.4 million for the third quarter of 2009, reflecting a $26.5 million (23%) decline in U.S. revenues, coupled with a $1.5 million (4%) decrease in international revenues to $42.3 million.

Consolidated expenses during the third quarter of $119.0 million were down 9% compared to 2009 levels of $130.4 million. The 11% reduction in U.S. expenses relate primarily to lower compensation and benefits from our 2009 restructuring, reduced incentive compensation, reduced telecommunication costs from the consolidation of our third-party network providers and reduced transaction processing costs, offset in part by higher general and administrative costs from capitalized software amortization. International expenses were down 4% compared to the third quarter of 2009 related primarily to decreases in transaction processing costs from reduced activity and from clearing cost saving initiatives in Europe and Canada, offset in part by increases in infrastructure costs in Europe and Asia Pacific.

Segment Discussions

The ongoing redirection of funds from domestic equities into other asset classes continues to significantly curtail the equity trading activity of our core institutional client base.  The exodus from domestic equity funds accelerated during the third quarter, with an estimated $41 billion being withdrawn from domestic equity funds (according to the Investment Company Institute), eclipsing the $22 billion of outflows in the second quarter.  Significant beneficiaries of the 2010 outflows included bond funds, which are thriving in an environment with declining interest rates and high economic uncertainty, as well as emerging market funds.  The current year outflows follow consecutive years in 2008 and 2009 when net flows out of domestic equity funds were substantial at $151 billion and $39 billion, respectively.

During the third quarter, our average daily executed volumes declined by 19% to 161.5 million shares per day, in line with the decline in the overall combined average daily market volume of NYSE and NASDAQ-listed securities. Our average commission rate remained under pressure during the quarter as a greater percentage of our business continued to originate from higher turnover, lower rate clients. As a result, we saw further rate compression in the U.S. resulting in an overall decline in commissions and fees of 26% compared to the third quarter of 2009.

Due to the lack of visibility as to when market conditions will improve for equity trading, part of our strategy has been to expand our addressable market by providing research to our client base. With more than half of the available domestic equity commission pool dedicated for research and advisory services according to Greenwich Associates, penetrating this commission pool represents a natural target for us. In April 2010, we announced our minority investment in Disclosure Insight, Inc., a provider of independent fundamental research and diligence to the investment community. In October 2010, we announced our full acquisition of Majestic, an independent provider of data-driven equity research for the institutional investment community.  Majestic helps investors gain independent perspectives on companies and their sectors based on proprietary data sources and rigorous analysis, providing coverage of 17 industry verticals as well as macroeconomics and customized research reports. Majestic’s revenues for 2010, which are largely in the form of subscriptions, are expected to be approximately $26 million, 25% higher than 2009. Going forward, these revenues will either be reflected in our consolidated statement of income in recurring, if clients are paying through hard dollars or through soft dollar arrangements (including through ITG), or as commission income if such payments are in the form of an overall commission arrangement. We believe this transaction has significant revenue synergy opportunities through our distribution channels and our execution capabilities.  Additionally, in connection with the integration of Majestic, we have decided to close our Rye Brook, NY office and relocate the staff, primarily sales traders and support, to our midtown Manhattan office. A one-time charge estimated at $2 million is expected during the fourth quarter of 2010 related to this plan with associated cost reductions for 2011 estimated at $0.8 million.

In Canada, our third quarter revenues increased 11% over the prior year quarter driven largely by the strength of the Canadian Dollar. Excluding the foreign currency impact (see Non-GAAP Financial Measures), our Canadian revenues increased 5% compared to the prior year quarter as an increase in our core client commissions was offset in part by reduced arbitrage trading revenue. The increased presence of high frequency traders, narrowing of spreads and the reduction in the number of inter-listed securities has combined to reduce arbitrage opportunities in the Canadian marketplace.

Revenues from our European Operations declined 13% compared to the third quarter of 2009 to $16.8 million driven primarily by reduced market turnover and currency translation.  A higher percentage of trades executed in lower cost venues and cost saving initiatives implemented for our clearance and settlement activities significantly reduced transaction processing costs and helped preserve profitability. Uncertainty surrounding the political and economic climate in the region remains, which could have an impact on our near-term results.

In Asia Pacific, market turnover was down compared to the third quarter of 2009 despite higher equity prices. While Asia Pacific revenues were positively impacted by the shift in the attribution of $0.8 million of ITG Net revenue from our European Operations, market turnover decreased and third quarter revenues declined 7% from the third quarter of 2009 to $8.1 million. Through various cost saving initiatives, we were able to reduce costs in the region by 11% compared to the third quarter of 2009 and as a result reduced our pre-tax loss in the region by 19%.

Results of Operations — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$70,387	$95,068	$(24,681)	(26)
Recurring	16,527	17,187	(660)	(4)
Other	1,224	2,392	(1,168)	(49)
Total revenues	88,138	114,647	(26,509)	(23)

Expenses
Compensation and employee benefits	32,611	38,104	(5,493)	(14)
Transaction processing	10,957	13,496	(2,539)	(19)
Other expenses	34,281	35,749	(1,468)	(4)
Interest expense	158	407	(249)	(61)
Total expenses	78,007	87,756	(9,749)	(11)
Income before income tax expense	$10,131	$26,891	$(16,760)	(62)
Pre-tax margin	11.5%	23.5%	(12.0)%

Our U.S. trading volumes decreased 19%, consistent with overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities), however, our third quarter commissions and fees declined 26% reflecting a lower average commission rate as a greater percentage of our trading business came from high turnover lower rate clients.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2010	2009	Change	% Change
Total trading volume (in billions of shares)	10.3	12.7	(2.4)	(19)
Trading volume per day (in millions of shares)	161.5	198.9	(37.4)	(19)
U.S. market trading days	64	64	—	—

* Includes volumes from commission-based executions and net executions and excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues were slightly down primarily from cancellations of order management subscriptions, while other revenues reflect a decrease in stock borrow revenues due to a change in presentation to record the revenue from this activity on a net basis.

Total expenses were down 11% compared to the third quarter of 2009 reflecting, in part, the benefits of our cost reduction efforts.

Compensation and employee benefits declined 14%, reflecting a 16% decrease in average headcount (largely attributable to our restructuring activities in the fourth quarter of 2009), as well as lower incentive compensation.  As a percentage of revenue, these costs represented 37.0% in the third quarter compared to 33.2% in the third quarter of 2009 and 33.0% in the second quarter of 2010, reflecting the lower revenue base. While most of our compensation related costs are fixed, incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the increasingly competitive landscape for key talent.

Transaction processing costs decreased 19% primarily due to the reduction in executed volumes. The increase in transaction processing costs as a percentage of revenue to 12.4% from 11.8% in the third quarter of 2009, primarily related to the reduction in average commission rates described above.

Other expenses declined $1.5 million reflecting savings from our cost reduction efforts in areas such as (i) network connectivity costs from the consolidation of our third-party network providers and elimination of redundant services, (ii) consulting costs and (iii) facilities and equipment costs, primarily related to the abandonment of leased premises in December 2009, partially offset by an increase in capitalized software amortization related to new product releases.

Interest expense declined due to a significantly lower outstanding balance on our long-term debt and lower LIBOR-based interest rates.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$14,912	$13,269	$1,643	12
Recurring	1,070	699	371	53
Other	1,382	1,735	(353)	(20)
Total revenues	17,364	15,703	1,661	11

Expenses
Compensation and employee benefits	4,775	4,045	730	18
Transaction processing	3,223	3,325	(102)	(3)
Other expenses	5,054	4,438	616	14
Total expenses	13,052	11,808	1,244	11
Income before income tax expense	$4,312	$3,895	$417	11
Pre-tax margin	24.8%	24.8%	—%

Currency translation increased total Canadian revenues and expenses by $0.9 million and $0.7 million, respectively, resulting in a $0.2 million benefit to pre-tax income.

Canadian average daily volumes in our client business increased 9%; however, commissions and fees increased only 6% when excluding the favorable currency impact of the stronger Canadian Dollar (see Non-GAAP Financial Measures), as average commission rates declined 7%.

Recurring revenues increased, benefiting from the growth in billable network connections in our ITG Net connectivity business as well as new customers utilizing our analytical products.

Revenues from our arbitrage trading business (included in other revenues) were down in the third quarter of 2010 compared to the prior year period as the increased presence of high frequency traders, the reduction in the number of inter-listed securities and the lower level of overall market volatility reduced the spreads available on trading opportunities.

Compensation and employee benefits costs were driven higher by increases in incentive compensation associated with higher revenues, costs associated with a new retirement plan in Canada and currency translation ($0.3 million).

Transaction processing costs decreased as we migrated our Canadian settlement activities to a lower cost clearing broker in August 2010.  Additionally, we were also able to reduce execution related costs by executing a larger proportion of trades on lower cost venues where we also benefited from higher liquidity credits.  As a percentage of revenues, these costs decreased to 18.6% from 21.2% during the third quarter of 2009 and 20.1% during the second quarter of 2010.  The migration of our Canadian settlement activities to a lower cost clearing broker is expected to generate annual savings in excess of $2 million.

Other expenses were higher due to unfavorable currency translation as well as the recovery of doubtful account provisions included in 2009.

European Operations

	Three Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$13,205	$15,290	$(2,085)	(14)
Recurring	3,668	4,160	(492)	(12)
Other	(102)	(106)	4	4
Total revenues	16,771	19,344	(2,573)	(13)

Expenses
Compensation and employee benefits	8,089	8,960	(871)	(10)
Transaction processing	3,433	5,283	(1,850)	(35)
Other expenses	4,868	3,610	1,258	35
Total expenses	16,390	17,853	(1,463)	(8)
Income before income tax expense	$381	$1,491	$(1,110)	(74)
Pre-tax margin	2.3%	7.7%	(5.4)%

Currency translation reduced total European revenues and expenses by approximately $1.0 million each.

The continued sovereign debt crises in the region led to further European economic uncertainty in the quarter. In addition, the strengthening of European currencies against the U.S. Dollar from the second quarter of 2010 made European equities more expensive to overseas investors. Although market prices and volumes rebounded slightly from the prior year period, there still appears to be a lack of institutional investor confidence in European equities.

European commission revenues fell 14% as a continued decline in U.S. sourced trading flow, lower POSIT revenues and an unfavorable currency translation impact of $0.8 million offset strong gains in commissions from asset managers trading directly into European venues.

Recurring revenues decreased $0.5 million due primarily to the shift in the attribution of ITG Net connectivity revenues of $0.4 million from Europe to Asia Pacific and a reduction in revenues generated by our analytical products.

Compensation and employee benefits decreased 10% as reductions in incentive compensation and favorable currency translation were partially offset by an increase in share-based compensation expense.

We achieved transaction processing cost savings from our migration to a single settlement agent across Europe and to using an in-house solution for our settlement books and records, as well as a higher proportion of trades being executed on lower cost venues.  As a percentage of revenues, these costs decreased to 20.5% from 27.3% during the third quarter of 2009 and 24.8% during the second quarter of 2010. The migration to a single settlement agent and to an in-house solution for our settlement books and records was completed in July 2010 when our U.K. activity was moved. Going forward, we expect the annual savings from this initiative, net of any related incremental expenses (described below), to be in excess of $3 million based on current trading levels.

Other expenses reflect increases in (i) third-party software amortization and maintenance costs relating to the implementation of new back office systems, (ii) market data costs due to the expansion of services in relation to both additional products and access to additional venues, (iii) capitalized software amortization expense from new product releases, and (iv) the recovery of doubtful account provisions.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$7,444	$8,442	$(998)	(12)
Recurring	647	99	548	554
Other	32	203	(171)	(84)
Total revenues	8,123	8,744	(621)	(7)

Expenses
Compensation and employee benefits	5,152	5,649	(497)	(9)
Transaction processing	1,788	2,100	(312)	(15)
Other expenses	4,631	5,238	(607)	(12)
Total expenses	11,571	12,987	(1,416)	(11)
Loss before income tax expense	$(3,448)	$(4,243)	$795	19
Pre-tax margin	NA	NA	NA

Overall, currency translation, primarily attributable to the Australian Dollar, increased total Asia Pacific revenues and expenses by $0.2 million and $0.3 million, respectively, thereby reducing pre-tax income by $0.1 million.

Asia Pacific revenues decreased in the third quarter of 2010 due to a decrease in the value of the trades executed which more than offset the effect of favorable currency translation.  Regional revenues also include the shift in the attribution of ITG Net revenue from Europe to Asia Pacific for commission share ($0.4 million) and recurring connectivity ($0.4 million).

Compensation and employee benefits costs reflect unfavorable currency translation partially offset by the decline in headcount following our restructuring activities in both the fourth quarter of 2009 and second quarter of 2010.

Transaction processing costs declined as the decreased trading values more than offset the increase in the proportion of trades being executed in costlier venues such as Indonesia, Malaysia and Taiwan, where our clearing and execution costs are significantly higher than in the Hong Kong and Australia markets.

The decrease in other expenses reflects the cost savings resulting from closing our on-shore Japanese operations in the second quarter of 2010, currency transaction losses that occurred in the third quarter of 2009 from holding a non-functional currency denominated asset, partially offset by additional connectivity and market data fees related to business growth.

Consolidated income tax expense

Our effective tax rate was 45.4% in the third quarter of 2010 compared to 37.7% in the third quarter of 2009.  This increase was attributable to a 62% decline in the pre-tax income of our U.S. operating segment combined with the continuation of pre-tax losses in Asia Pacific where we have ceased recognizing tax benefits on operating losses since the fourth quarter of 2009 in accordance with U.S. GAAP.

Results of Operations — Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$241,873	$299,811	$(57,938)	(19)
Recurring	50,959	52,497	(1,538)	(3)
Other	3,303	1,676	1,627	97
Total revenues	296,135	353,984	(57,849)	(16)

Expenses
Compensation and employee benefits	102,556	120,429	(17,873)	(15)
Transaction processing	34,208	40,579	(6,371)	(16)
Other expenses	111,518	109,185	2,333	2
Restructuring charges	(252)	—	(252)	—
Interest expense	588	2,220	(1,632)	(74)
Total expenses	248,618	272,413	(23,795)	(9)
Income before income tax expense	$47,517	$81,571	$(34,054)	(42)
Pre-tax margin	16.0%	23.0%	(7.0)%

While overall U.S. equity volumes were 12% lower in the first nine months of 2010 as compared to 2009 (as measured by the combined share volume in NYSE and NASDAQ-listed securities), our commissions and fees declined 19% reflecting the contraction in equity trading activity by our core large domestic equity fund clients as well as lower average commission rates.  Our average commission rates were lower as a greater percentage of our trading business came from high turnover, lower rate clients.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2010	2009	Change	% Change
Total trading volume (in billions of shares)	33.8	39.8	(6.0)	(15)
Trading volume per day (in millions of shares)	179.8	211.7	(31.9)	(15)
U.S. market trading days	188	188	—	—

* Includes volumes from commission-based executions and net executions and excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues declined from cancellations of order management subscriptions and from the discontinuation of certain analytical product offerings.

Other revenues increased primarily due to lower trade processing errors and client accommodations partially offset by lower stock borrow revenues due to a change in presentation to record such revenues on a net basis as well as lower investment income due to lower interest rates and average invested balances.

Total expenses were down 9% compared to the first nine months of 2009 reflecting our cost reduction efforts which were partially offset by a $6.1 million write-off of certain capitalized software initiatives. Excluding this write-off and the adjustment to accruals for restructuring charges, total expenses in the U.S. were down 11% compared to the first nine months of 2009 (see Non-GAAP Financial Measures).

Compensation and employee benefits declined 15%, in-line with the 16% decrease in average headcount (largely attributable to our restructuring activities in the fourth quarter of 2009), lower incentive compensation and a $3.4 million net reduction in employee severance (unrelated to our restructuring plan). While most of our compensation related costs are fixed, incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the increasingly competitive landscape for key talent.

Transaction processing costs decreased 16% primarily reflecting the reduction in executed volumes.

Other expenses were driven higher by (i) a $6.1 million write-off of certain capitalized software initiatives, (ii) a $2.3 million increase in capitalized software amortization related to new product releases and (iii) the 2009 recovery of doubtful account provisions which resulted in an increase in expenses in 2010 of $1.5 million.  These incremental costs were largely offset by savings from our cost reduction efforts in areas such as (i) network connectivity costs from the consolidation of our third-party network providers and elimination of redundant services, (ii) consulting costs, (iii) business development and (iv) facilities and equipment costs primarily related to the abandonment of leased premises in December 2009.

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

Interest expense declined due to a significantly lower outstanding balance on our long-term debt, lower LIBOR-based interest rates and the expiration of economically unfavorable interest rate swaps on March 31, 2009.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$50,123	$43,728	$6,395	15
Recurring	2,912	1,808	1,104	61
Other	4,259	7,058	(2,799)	(40)
Total revenues	57,294	52,594	4,700	9

Expenses
Compensation and employee benefits	15,837	13,335	2,502	19
Transaction processing	11,224	10,216	1,008	10
Other expenses	15,055	13,538	1,517	11
Restructuring	(16)	—	(16)	—
Total expenses	42,100	37,089	5,011	14
Income before income tax expense	$15,194	$15,505	$(311)	(2)
Pre-tax margin	26.5%	29.5%	(3.0)%

Currency translation increased total Canadian revenues and expenses by $6.4 million and $4.7 million, respectively, resulting in a $1.7 million increase to pre-tax income.

Canadian average daily volumes in our client business increased 13% over the first nine months of 2009; however, commissions and fees increased only 2% when excluding the favorable currency impact of the stronger Canadian Dollar (see Non-GAAP Financial Measures), as average commission rates declined 10%.

Recurring revenues benefited from growth in the number of billable network connections in our ITG Net connectivity business, new customers utilizing our analytical products and favorable currency impact ($0.3 million).

Revenues from our arbitrage trading business (included in other revenues) were lower in the first nine months of 2010 compared to the prior year period due to the increased presence of high frequency traders coupled with the narrowing of spread opportunities and the reduction in the number of inter-listed securities.

Compensation and employee benefits costs were driven higher by currency translation ($1.8 million) as well as costs associated with a new retirement plan in Canada.

Transaction processing costs were higher due to the impact of currency translation ($1.4 million).  When excluding currency translation, the expense decreased by $0.4 million (see Non-GAAP Financial Measures) as the benefits from more liquidity credits and executions on cheaper venues in addition to savings from the migration to a new clearing broker more than offset increases driven by product mix and fewer shares per trade executed.  As a percentage of revenue, these costs were comparable during the nine months ended September 30, 2010 and the nine months ended September 30, 2009 at 19.6% and 19.4%, respectively.

The increase in other expenses primarily reflects (i) unfavorable exchange rate translation ($1.6 million), (ii) equipment related costs and (iii) capitalized software amortization expense related to recent product releases, partially offset by the effect of currency transaction losses incurred in 2009 from holding a non-Canadian Dollar denominated asset.

European Operations

	Nine Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$44,604	$42,825	$1,779	4
Recurring	11,013	10,801	212	2
Other	(537)	203	(740)	(365)
Total revenues	55,080	53,829	1,251	2

Expenses
Compensation and employee benefits	24,933	26,292	(1,359)	(5)
Transaction processing	12,707	16,372	(3,665)	(22)
Other expenses	14,579	10,306	4,273	41
Total expenses	52,219	52,970	(751)	(1)
Income before income tax expense	$2,861	$859	$2,002	233
Pre-tax margin	5.2%	1.6%	3.6%

Currency translation decreased total European revenues by $0.3 million and increased expenses by $0.2 million, thereby reducing our pre-tax income by $0.5 million.

European commissions and fees grew by $1.8 million, despite the shift in the attribution of $1.0 million of ITG Net commission share revenue from Europe to Asia Pacific and an unfavorable currency translation impact of $0.3 million, benefitting from both increases in market turnover in the first half of the year and the increased use of the POSIT crossing suite in the region.

Higher subscriptions of analytical products in the first half of the year drove the increase in our recurring revenues over 2009, notwithstanding the shift in the attribution of $1.1 million of ITG Net connectivity revenue from Europe to Asia Pacific.  Other revenues fell due to an increase in trade processing errors and client accommodations, which occurred in the second and third quarters of 2010 and a decrease in consulting fees.

Compensation and employee benefits expense includes $2.5 million of severance costs in the first nine months of 2009 related to a management reorganization partially offset by unfavorable currency translation and the continued investment in staff to support the growing business and diversified product range.

Although commissions and fees revenues were higher, transaction processing costs declined as we benefited from the increased use of POSIT to internally cross trades, as well as MTFs, which are generally less costly than traditional exchanges. Additionally, we achieved cost savings from the migration to a single settlement agent and to an in-house solution for our settlement books and records.

Other expenses increased $4.3 million due to investment in infrastructure to support the growing product range and improve system capacity and resilience, additional market data costs relating to the expansion of our self-directed client business, further software development amortization costs associated with new product releases and lower foreign currency transaction gains than in the first nine months of 2009.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2010	2009	Change	% Change
Revenues
Commissions and fees	$21,766	$20,749	$1,017	5
Recurring	1,760	184	1,576	857
Other	373	730	(357)	(49)
Total revenues	23,899	21,663	2,236	10

Expenses
Compensation and employee benefits	15,352	15,777	(425)	(3)
Transaction processing	5,502	4,883	619	13
Other expenses	14,539	13,424	1,115	8
Goodwill impairment	5,375	—	5,375	—
Restructuring charges	2,518	—	2,518	—
Total expenses	43,286	34,084	9,202	27
Loss before income tax expense	$(19,387)	$(12,421)	$(6,966)	(56)
Pre-tax margin	NA	NA	NA

Overall, currency translation, largely attributable to the Australian Dollar, increased total Asia Pacific revenues and expenses by $1.4 million and $2.6 million, respectively, reducing pre-tax income by $1.2 million.

Asia Pacific revenues improved in the first nine months of 2010 benefiting from a favorable currency translation impact of $1.4 million and the shift in the attribution of ITG Net revenue from Europe to Asia Pacific for commission share ($1.0 million) and recurring connectivity ($1.1 million), which more than offset lower commission rates.

The slight decrease in compensation and employee benefits costs reflects lower headcount levels (resulting from our restructuring activities in both the fourth quarter of 2009 and second quarter of 2010) offset by unfavorable currency translation.

Transaction processing costs increased due to an increase in the value of trades executed as well as a higher proportion of trades being executed in costlier venues such as Korea, Malaysia and Singapore, where our clearing and execution costs are significantly higher than in the Hong Kong and Australia markets. Unfavorable currency translation also contributed to the increase.

The increase in other expenses include unfavorable currency translation, additional connectivity and market data fees related to business growth, higher facilities costs, increased software and business development charges and an increase in capitalized software amortization expense related to recent product releases.

The restructuring charges include costs related to employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software in connection with closing our on-shore Japanese operations.  The goodwill impairment charge relates to the write-off of the entire balance of goodwill in our Australia reporting unit.  Both charges occurred in the second quarter of 2010.

Consolidated income tax expense

Our effective tax rate was 52.0% in the first nine months of 2010 compared to 40.8% in the first nine months of 2009. The increase in the 2010 effective tax rate is directly attributed to significant pre-tax losses in the Asia Pacific region where we have ceased recognizing tax benefits for net operating losses in the region in the fourth quarter of 2009 in accordance with U.S. GAAP together with the decline in U.S. pre-tax income. Specifically, the losses in the Asia Pacific region in the second quarter included restructuring charges of $2.5 million and a goodwill impairment charge of $5.4 million.  Our consolidated effective tax rate varies from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At September 30, 2010, cash and cash equivalents and securities owned, at fair value amounted to $346.6 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2010, we had interest-bearing security deposits totaling $27.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions for short settlements or delivery failures. This financing may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans.

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

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities.  In Europe, we maintain $40.2 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The increase in cash provided by operating activities compared to the first nine months of 2009 reflects the net change in broker and customer related activity as we increased our stock loan financing capabilities and externally financed more of our clients’ short settlement activity.  Such increases were offset by lower net income, increases in deposits with our clearing organizations and payments for restructuring activities.

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net income	$22,150	$50,627
Non-cash items included in net income	74,525	62,936
Effect of changes in receivables/payables from/to customers and brokers	42,362	(711)
Effect of changes in other working capital and operating assets and liabilities	(41,735)	(16,968)
Net cash provided by operating activities	$97,302	$95,884

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

Investing Activities

Net cash used in investing activities of $40.9 million includes our investments in capitalizable software development projects and computer hardware, software and facilities, as well as our strategic investment in Disclosure Insight, Inc.

Financing Activities

Net cash used in financing activities of $50.0 million primarily reflects principal repayments on our Term Loan and repurchases of ITG common stock, offset by short-term bank borrowings from our overdraft facilities arising from our European clearing and settlement activities and the reduction of deferred compensation amounts through issuances of our common stock.

When funding our U.S. securities clearance and settlement transactions with short-term bank loans, we have uncommitted pledge facilities with two banks, JPMorgan Chase Bank, N.A. and The Bank of New York Mellon, which have no specific limitations on our additional borrowing capacities, except that our lenders may limit borrowings at their discretion. Borrowings under these arrangements have carried interest at the federal funds rate plus a spread of 50 - 150 basis points, depending upon the amount borrowed, and are repayable on demand (generally the next business day). The short-term bank loans are collateralized by the securities underlying the transactions equal to 125% of the borrowings.  At September 30, 2010, we had no short-term bank loans under these pledge facilities outstanding.  In Europe, we also have working capital facilities with various banks in the form of overdraft protection.  At September 30, 2010, there was $20.4 million outstanding under these facilities, primarily associated with European clearance and settlement transactions.

We also have a $25.0 million revolving credit facility available that can be drawn upon to meet working capital needs should they arise. As of the filing date of this Quarterly Report on Form 10-Q, we have no outstanding borrowings under the revolving credit facility.

During the first nine months of 2010, we repurchased approximately 2.6 million shares of our common stock at a cost of approximately $42.7 million, which was funded from our available cash resources. Of these shares, 2.4 million were purchased under an authorization by our Board of Directors for a total cost of $38.9 million (average cost of $16.10 per share). An additional 214,969 shares ($3.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  In July 2010, ITG’s Board of Directors authorized the repurchase of an additional 4.0 million shares. This authorization has no expiration date.  The total remaining number of shares currently available for repurchase under ITG’s share repurchase program is approximately 3.6 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times.  Dividends or withdrawals of capital cannot be made if the capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at September 30, 2010 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$111.1	$109.6
AlterNet	6.0	5.8
Blackwatch	5.1	5.1
ITG Derivatives	5.0	4.0

As of September 30, 2010, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Customer Protection-Reserves and Custody of Securities.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2010 is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$59.5	$59.0
European Operations
Europe	40.0	17.7
Asia Pacific Operations
Australia	7.5	3.7
Hong Kong	29.2	7.4
Singapore	0.4	0.2

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts.  Associated with its membership, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources.  The maximum potential payout under these memberships cannot be estimated.  The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

As of September 30, 2010, our other contractual obligations and commercial commitments consisted principally of fixed charges, including principal repayment and interest on the Term Loan, minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

Goodwill

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, we performed our annual goodwill impairment testing in the fourth quarter of 2009.  We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  At the time of our annual test, the fair value of each of our reporting units was determined to be in excess of its carrying value by a minimum of 18%.  Accordingly, no impairment of goodwill was indicated; however, we recognized the reasonable possibility that one of our reporting units might become impaired in future periods given the persistently unfavorable industry environment for our business, as well as the fact that our market capitalization had fallen below book value at certain points in time during the fourth quarter of 2009.  Our use of the term “reasonable possibility” refers to a potential occurrence that is more than remote, but less than probable in our judgment. As a result, we have continued to monitor economic trends related to our business as well as re-examine the key assumptions used in our annual test.

During 2010, indicators of potential impairment caused us to perform interim impairments tests at March 31, June 30 and September 30. Those indicators included a prolonged decrease in market capitalization, a decline in recent operating results in comparison to prior years and the significant near-term uncertainty on both the global economic recovery and the outlook for the

Company’s industry.  Our interim impairment tests applied the same valuation techniques and sensitivity analyses used in our prior annual impairment test to our updated cash flow forecasts.  Generally, the cash flow forecasts used in the first quarter testing were not materially different than those which were used in our annual testing, except for ITG Australia, where the updated cash flow forecast resulted in its fair value decreasing 31% from the annual test, but was still above its book value.

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

In the second quarter, the operating results of some reporting units did not meet their expected financial performance targets, resulting in further revisions to cash flow forecasts used in the June 30 step one impairment testing. In particular, the continued lack of market fragmentation and the continued bundling of research and execution services in the Asia Pacific region pushed results there significantly below expectations. With the exception of our Australia reporting unit, no step one goodwill impairment was indicated for any reporting unit based on the results of our June 30 interim testing, as the fair value of our U.S. Operations was determined to be in excess of its carrying value by 21% and the fair values of our remaining reporting units with unimpaired goodwill were determined to be in excess of their carrying values within a range of 70% - 161%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.  As the fair value of the Australia reporting unit was determined to be below its carrying value, we performed a step two analysis to determine the implied fair value of goodwill and measure any impairment loss.  Step two analysis requires valuation of the assets and liabilities of the reporting unit as if it had been acquired in a hypothetical business combination.  The resultant implied fair value of goodwill is then compared with its carrying value to determine the impairment loss.  At June 30, it was determined that the entire balance of goodwill in our Australia reporting unit was impaired, resulting in a $5.4 million charge against earnings.

In the third quarter, the operating environment exhibited further weakness leading the Company to further adjust its expected financial performance targets resulting in further fair value diminution in each of our reporting units.  However, no step one goodwill impairment was indicated for any of the Company’s reporting units as the fair value of the Company’s U.S. Operations was determined to be in excess of its carrying value by 16% and the fair value of its remaining reporting units with goodwill were determined to be in excess of their carrying values within a range of 49%-87%.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.

While we have determined the current estimated fair values of our reporting units to be appropriate based on revised forecasts of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that goodwill for one of our other reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill interim impairment testing as of September 30, 2010 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, we may be required to record further non-cash charges in future periods for goodwill impairment, whether in connection with our next annual impairment testing on October 1, 2010 or in subsequent interim quarters, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit against ITG Inc. and The Macgregor Group, Inc. in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,834 (the “‘834 patent”) by the “Channel ITG” (now ITG Channel) and “Macgregor XIP” products.  The ‘834 patent had issued on November 14, 2006.  After learning that Liquidnet, Inc. did not own the ‘834 patent, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively “ITG”) sued Liquidnet Holdings, Inc. (“Liquidnet”) in the United States District Court for the Southern District of New York, seeking a declaratory judgment that the ‘834 patent was not infringed, was invalid, and was unenforceable.  The Delaware lawsuit was later voluntarily dismissed by Liquidnet, Inc.  In its counterclaims to the New York lawsuit, Liquidnet alleged that POSIT Alert, in addition to the products above, infringes the ‘834 patent.  On February 13, 2008, the Court granted ITG’s motion to amend its complaint, whereby ITG added allegations that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived the ‘834 patent from work done in 1997-1998 by third parties.  Fact and expert discovery are now complete.  The Court held a Markman hearing on December 16, 2009, and on January 19, 2010, issued a ruling construing the patent claim at issue.  ITG and Liquidnet have each filed motions for summary judgment on, among other things, the issue of infringement, which motions are now fully briefed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during the first nine months of 2010, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2010
To: January 31, 2010	60,355	$20.20	—	2,048,668

From: February 1, 2010
To: February 28, 2010	274,681	16.97	200,000	1,848,668

From: March 1, 2010
To: March 31, 2010	392,323	17.77	366,000	1,482,668

From: April 1, 2010
To: April 30, 2010	21,677	17.06	—	1,482,668

From: May 1, 2010
To: May 31, 2010	537,312	16.78	528,900	953,768

From: June 1, 2010
To: June 30, 2010	375,000	16.89	375,000	578,768

From: July 1, 2010
To: July 31, 2010	19,213	14.98	—	4,578,768

From: August 1, 2010
To: August 31, 2010	551,136	14.71	546,828	4,031,940

From: September 1, 2010
To: September 30, 2010	398,100	14.34	398,100	3,633,840

Total	2,629,797	$16.23	2,414,828

(a) This column includes the acquisition of 214,969 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

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

During the first nine months of 2010, we repurchased approximately 2.6 million shares of our common stock at a cost of approximately $42.7 million, which was funded from our available cash resources. Of these shares, 2.4 million were purchased under our Board of Directors’ authorization for a total cost of $38.9 million (average cost of $16.10 per share). An additional 214,969 shares ($3.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

In July 2010, ITG’s Board of Directors authorized the repurchase of an additional 4.0 million shares.  This authorization has no expiration date.  The total number of shares currently available for repurchase under ITG’s share repurchase program is approximately 3.6 million shares.

Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Our Audit Committee approved all of the non-audit services performed by KPMG LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(A)	EXHIBITS
	10.1*	Employment Contract, dated as of August 16, 2010, between ITG Securities (Asia) Limited and David Stevens.

	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1*	Section 1350 Certification

	101	Interactive Data File

The following furnished materials from Investment Technology Group, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2010	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant