Form 10-K
period 2010-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2011-02-28
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2010: $681,998,194	Number of shares outstanding of the Registrant's Class of common stock at February 13, 2011: 41,590,485

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2011 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2010 FORM 10-K ANNUAL REPORT

        Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Algorithms, ITG Channel, ITG Compliance, ITG Fair Value, ITG List-Based Algorithms, ITG Logic, ITG Matrix, ITG Net, ITG Opt, ITG Single-Stock Algorithms, ITG TCA, Macgregor XIP, POSIT, POSIT Alert, POSIT Marketplace, Radical, and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. Hedge Pro, ITG Alpha Capture, ITG Data Analytics, ITG Derivatives, ITG Post-Trade Analytics, ITG Smart Router, ITG Single Ticket Clearing, ITG Trade Ops and MATCH Now are trademarks or service marks of the Investment Technology Group, Inc. companies.

i

PRELIMINARY NOTES

        When we use the terms "ITG", the "Company", "we", "us" and "our", we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may", "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" and the negative of these terms and other comparable terminology.

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

ii

PART I

Item 1.    Business

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) United States ("U.S.") broker-dealers under the names ITG Inc. (a self clearing broker-dealer of equity securities), AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITGL"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc. ("ITG Solutions Network"), a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data-driven investment research, and The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community.

        Our website can be found at http://www.itg.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC").

        ITG is an independent agency research broker that partners with asset managers globally to improve performance throughout the investment process. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research insights grounded in data. Asset managers rely on ITG's independence, experience and intellectual capital to identify investment and trading opportunities, help mitigate risk, improve performance, and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24, Segment Reporting, to the consolidated financial statements, which also includes financial information about geographic areas). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and asset managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment includes our trade execution, trade order management, network connectivity and research service businesses in Europe, as well as a technology research and development facility in Israel. The Asia Pacific Operations segment includes our trade execution, network connectivity and research service businesses in Australia and Hong Kong.

Products and Services

        ITG offers a wide range of solutions for asset managers which span the investment continuum. These offerings include investment research as well as solutions for portfolio management, pre-trade analytics, trading solutions and post-trade analytics and processing, and are summarized below. Each product is offered in the U.S. and certain other jurisdictions, as further described in the section entitled Non-U.S. Operations.

Investment Research

        ITG provides unique, unbiased, data-driven equity research through its ITG Investment Research subsidiary. This offering has expanded ITG's client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts. Through the use of innovative data mining and analysis, ITG Investment Research specializes in identifying the key metrics that will influence a company's future performance. ITG Investment Research currently provides research on approximately 200 companies in 17 industry verticals.

Portfolio Management

        ITG provides market-leading tools to assist asset managers with portfolio decision-making tasks—from portfolio construction and optimization to the enterprise challenges of global, real-time portfolio compliance monitoring and the fair valuation of securities.

        ITG Compliance is a comprehensive monitoring, control and reporting solution that provides the ability to centrally manage global portfolio compliance activity. Pre-trade monitoring helps asset managers avoid potential violations, while end-of-day capabilities automate the process of determining daily compliance status across a wide range of investments, funds and mandates.

        ITG Fair Value is an independent service that helps mutual fund managers meet their obligations to investors and regulators to fairly price the securities within their funds, and helps minimize the impact of market timing.

        ITG Opt is an equity portfolio optimizer that allows portfolio managers to develop new portfolio construction strategies and solve complex optimization problems. ITG Opt allows users to accurately model tax liability, transaction costs and long/short objectives, while adhering to diverse portfolio-specific constraints.

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

        ITG Data Analytics is a suite of transaction cost estimates, data analytics and a set of risk models to empower decision-making and improve performance. The data is available in a file format that is easily incorporated into optimizers, proprietary models and research applications. Clients use this data to mitigate risk across the investment process, increase productivity and generate higher levels of alpha (a measure of a portfolio's return in excess of the market return).

Trading Solutions

        ITG's trading solutions combine sophisticated functionality with global access, anonymity and flexibility. Our product suite ranges from broker-neutral Execution Management Systems ("EMSs") and POSIT crossing to market-leading algorithms, routers and other best execution tools.

Execution Management, Order Management and Connectivity

        ITG offers several EMSs to meet the needs of disparate trading styles. Triton is ITG's award-winning, multi-asset EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global, list-based and single stock trading, as well as futures and options capabilities. Radical is a broker-neutral single-stock trading system that brings all the major North American and European equity and options markets directly to an active trader's desktop. ITG Matrix is a direct access EMS that provides traders with access to scalable, low-latency, multi-asset trading opportunities. Macgregor XIP is an Order Management System ("OMS") that combines portfolio management, compliance functionality (ITG Compliance), trading and post-trade processing (ITG Trade Ops) with ITG Net, a fully integrated and supported financial services communications network.

        ITG Channel provides traders with an integrated link to ITG liquidity from the trade blotter of most third-party EMSs and OMSs. ITG Channel sweeps uncommitted shares from an EMS or OMS blotter for execution in the POSIT suite, by ITG Algorithms or by the ITG Trading Desk. ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy-side and sell-side firms for order routing and indication of interest messages through our more than 8,500 billable connections. ITG Net also integrates the trading products of third-party brokers and alternative trading systems ("ATSs") into our OMS and EMS platforms.

        ITG offers asset managers a full range of portfolio, single-stock, international, hedge fund and commission management trading services. ITG's specialists help customers gain access to the unique liquidity of POSIT, as well as major global markets, Electronic Communication Networks ("ECNs"), Multilateral Trading Facilities ("MTFs"), broker-dealers and third party ATSs. Other trading services include portfolio trading, self-directed trading and specialized services for broker-dealers. In addition, we execute certain broker-dealer and market center client orders on a net basis, whereby we enable these clients to execute trades in POSIT and other external market centers with the commission included in the execution price.

Algorithmic Trading

        ITG Algorithms and ITG Smart Router offer portfolio managers and traders a way to trade orders quickly, comprehensively and cost-efficiently from any ITG EMS or OMS, ITG's Trading Desk and certain third-party trading platforms. The algorithms tap into liquidity, while remaining anonymous, thereby lowering market impact costs and improving overall performance. ITG Algorithms also integrate with ITG pre-trade analysis and post-trade evaluation tools to create a feedback mechanism for greater execution efficiency.

        ITG Algorithms help users pursue best execution through two suites: ITG Single-Stock Algorithms and ITG List-Based Algorithms. ITG Single-Stock algorithms access ATS liquidity while simultaneously using scheduled or opportunistic strategies. ITG List-Based Algorithms manage dollar or sector imbalance, total trading risk or tracking error using automated portfolio trading with integrated ATS access.

        As part of the ITG Algorithm suite, ITG Smart Router offers an alternative to routing trades that can help capture blocks of liquidity with a combination of speed and confidentiality. Block routers continuously scan markets for liquidity with an emphasis on capturing the quote without posting the trade. Smart routers use a proprietary algorithm to quickly and directly exhaust all available quantities at the best available price level in all destinations before moving on to the next level.

POSIT Crossing

        ITG's POSIT was launched in 1987 as a scheduled electronic trade matching system. The POSIT suite provides anonymous matching of non-displayed equity orders to minimize market impact and may provide opportunities for price improvement within the National Best Bid and Offer ("NBBO"). POSIT Marketplace provides access to rich, diverse liquidity, is useful for all trading styles and is especially valuable for trading large blocks and small, illiquid names. POSIT Marketplace is the single source to access POSIT liquidity, ITG Algorithms, the dark pools of other providers, and unplaced shares from the trading blotters of POSIT Alert participating clients. POSIT Marketplace uses dark pool aggregation technology to provide clients with simplified access to an expanded range of liquidity destinations and incorporates advanced liquidity filter technology to help ensure that clients are protected from gaming and are only interacting with quality liquidity. POSIT Alert leverages crossing opportunities in the trading systems of participating clients and has the ability to tap into trading opportunities before they enter the market. POSIT Alert, which uses the ITG Channel sweeping application, scans uncommitted shares on client trading systems. When a crossing opportunity is detected, the relevant POSIT Alert users are notified that an opportunity exists. POSIT Alert offers a way to tap into a reserve of hidden liquidity with minimal information leakage.

Commission Management Services

        ITG offers guidance, administration, and consolidation of client commission arrangements and commission sharing arrangements across the range of preferred brokerage and research providers of our clients using an automated Web-based commission management portal.

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

Measurement & Analytics

        ITG Post-Trade Analytics offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. Offerings include ITG TCA (Transaction Cost Analysis), which assesses trading performance and implicit costs under various market conditions, so users can adjust strategies, reduce costs and boost fund performance, and potentially improve a fund's ranking. ITG Alpha Capture measures cost at every point of the investment process and provides portfolio managers with quarterly analytical reviews, written interpretations and on-site consultative recommendations to enhance performance.

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

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago, Los Angeles and San Francisco offices in the U.S., ITG has an additional North American office in Toronto, Canada. In Europe, ITG has offices in London, Dublin and Paris. ITG also has a development center in Tel Aviv. In Asia Pacific, ITG has offices in Sydney, Melbourne, Hong Kong, and Singapore. Local representation in regional markets provides an important competitive advantage for ITG.

Canadian Operations

        ITG Canada was founded in 2000 and ranks in the Top 10 investment dealers in Canada. ITG Canada provides agency execution and portfolio trading services, ITG Algorithms, ITG Smart Router, Triton, Radical, ITG Matrix, ITG Channel, POSIT Alert, ITG Opt, ITG Logic, ITG Fair Value, ITG Data Analytics, ITG TCA, and Hedge Pro, a pair trading application, while connectivity is provided through ITG Net. ITG Canada also engages in principal trading activities. ITG Canada's customers include asset and investment managers, broker-dealers and hedge funds.

        In July 2007, ITG Canada launched MATCH Now, an alternative marketplace for Canadian-listed equities, operated by ITG's wholly-owned subsidiary, TriAct Canada Marketplace LP ("TriAct"). MATCH Now is Canada's largest dark pool, offering continuous execution opportunities within a fully confidential non-displayed book, providing automatic price improvement within the Canadian NBBO.

European Operations

        ITG Europe was established in 1998 as a broker-dealer focusing primarily on European equities and providing ITG's technologies across the European, Israeli and South African markets. In Europe, ITG operates POSIT and POSIT Alert, which currently offer the opportunity to trade in Austrian, Belgian, Cypriot, Czech, Danish, Dutch, Finnish, French, German, Greek, Hungarian, Irish, Italian, Norwegian, Portuguese, Spanish, Swedish, Swiss and UK equities as well as South African equities. Other execution systems and services available in Europe include ITG Algorithms, ITG Smart Router, Triton, Radical, ITG Channel, ITG Trade Ops and ITG's trading desk services. ITG's suite of analytical products and services, with a focus primarily on ITG TCA, ITG Alpha Capture, ITG Data Analytics, ITG Fair Value, ITG Logic and ITG Opt, are also available in Europe. Electronic connectivity options include ITG Net, FIX-protocol and other customized solutions.

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

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's technologies across the Asian markets. ITG Hong Kong manages global trading into a number of markets across the region including Hong Kong, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan, Thailand and New Zealand. Execution services are provided via an experienced trading services team and also through ITG Algorithms and Triton. Pre- and post-trade analysis tools, including ITG TCA and ITG Logic are also available across most Asian markets. Connectivity is available through ITG Net.

  Singapore

        In 2010, ITG Singapore obtained a Capital Markets Services License from the Monetary Authority of Singapore. The license permits ITG Singapore to conduct the regulated activity of dealing in securities in Singapore. ITG Singapore provides institutional investors in Singapore with a range of ITG's products and services including execution management through Triton and pre- and post-trade analysis through ITG TCA and ITG Logic.

Competition

        The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our extensive suite of products does not directly compete with a particular firm; however, individual products compete with various firms and consortia:

  •
  Our pre- and post-trade analytics and our research products compete with several sell side-affiliated and independent companies.

  •
  Our POSIT suite competes with various national and regional securities exchanges, ATSs, ECNs, MTFs, and systematic internalizers for trade execution services. These destinations have proliferated in recent years. These include traditional ATSs, as well as sell side consortia and exchange-sponsored crossing systems.

  •
  Our execution management systems, order management system and algorithmic trading products compete with offerings from independent vendors, agency-only firms and other sell side firms.

  •
  Our full range of portfolio, single-stock, international and hedge fund trading services compete with trading desks at large sell side firms.

  •
  Our ITG Net business competes with managed network providers, which include certain order management system providers as well as firms offering stand-alone managed network services.

  •
  Our ITG Investment Research offering competes with the research divisions of large and regional sell side firms as well as a number of independent research firms.

Regulation

        Certain of our U.S. and non-U.S. subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations ("SROs"), principally the Financial Industry Regulatory Authority ("FINRA") as well as other national securities exchanges. In addition to federal and SRO oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non-U.S. subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business, as further discussed below. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker-dealer subsidiaries in accordance with the rules they have adopted and amended from time to time.

        ITG's principal regulated subsidiaries are listed below. The principal self-regulator of all our U.S. broker-dealers is FINRA.

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, The NASDAQ Stock Market ("NASDAQ"), New York Stock Exchange, NYSE Arca, Inc. ("ARCA"), BATS Y-Exchange, Inc. ("BATSY"), BATS X-Exchange, Inc. ("BATSX"), Chicago Stock Exchange Inc., EDGA Exchange, Inc. ("EDGA"), EDGEX Exchange, Inc. ("EDGX"), International Securities Exchange ("ISE"), NASDAQ OMX BX, Inc. ("NASDAQ BX"), NASDAQ OMX PHLX, Inc. ("NASDAQ OMX PHLX"), National Stock Exchange, Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

  •
  ITG Derivatives is a U.S. broker-dealer registered with the SEC, FINRA, ARCA, BATSX, BATSY, Boston Options Exchange, EDGA, EDGX, Chicago Board Options Exchange, C2 Options Exchange Incorporated, ISE, NASDAQ, NASDAQ OMX PHLX, NASDAQ Options Exchange, NYSE Amex, LLC, Commodities and Futures Trading Commission, National Futures Association and 28 states.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA, NASDAQ, EDGA, EDGX, and 13 states.

  •
  Blackwatch Brokerage, Inc. ("Blackwatch") is a U.S. broker-dealer registered with the SEC, FINRA and five states. Blackwatch enters into commission sharing arrangements with third-party broker-dealers.

  •
  ITG Canada is a Canadian broker-dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada ("IIROC"), the OSC, the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission, British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. ITG Canada is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec. ITG Canada is a member of the Toronto Stock Exchange ("TSX"), TSX Venture Exchange, the Canadian National Stock Exchange and the Montreal Exchange. TriAct operates MATCH Now, an ATS under National Instrument 21-101 and is registered as an investment dealer with IIROC, the OSC and the Alberta Securities Commission.

  •
  ITG Australia is a market participant of the Australian Stock Exchange ("ASX") and a holder of an Australian Financial Services License issued by the Australian Securities and Investments Commission ("ASIC"). ITG Australia's principal regulators are the ASX and ASIC.

  •
  ITG Europe refers to ITG Ventures Limited, ITGL and/or its wholly owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized and regulated by the Central Bank of Ireland ("CBoL") under the European Communities (Markets in Financial Instruments) Regulations 2007. ITGL is a member of the London Stock Exchange ("LSE"), Deutsche Börse and Euronext and operates POSIT crossing systems in Europe as an MTF under Markets in Financial Instruments Directive ("MiFID"). ITGEL's London Branch is regulated by the Financial Services Authority for the conduct of investment business in the United Kingdom. ITGEL's Paris branch is regulated by the CBoL and is registered with the Banque de France.

  •
  ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer's license issued by the Securities and Futures Commission of Hong Kong ("SFC"), with the SFC acting as its principal regulator.

  •
  ITG Singapore is a holder of a Capital Markets Services License from the Monetary Authority of Singapore (MAS), with the MAS acting as its principal regulator.

        Broker-dealers are subject to regulations covering all aspects of the securities trading business, including sales methods, trade practices, investment research distribution, use and safekeeping of clients' funds and securities, capital structure, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its directors, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of investors and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

        ITG Inc., AlterNet, Blackwatch, and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITGL and ITGEL are required to be members of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund ("ICF") which provides compensation to retail investors. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by the ASX. In the past twelve months, no such requests have been made of ITG Australia.

Regulation ATS

        Regulation ATS permits "alternative trading systems" such as POSIT to be operated in compliance with Regulation ATS by U.S. broker-dealers without having to register as a national securities exchange. Accordingly, POSIT is not registered with the SEC as an exchange. We continue to review and monitor POSIT's systems and procedures to ensure compliance with Regulation ATS.

Net Capital Requirement

        ITG Inc., AlterNet, ITG Derivatives and Blackwatch are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital.

        ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, $1,000,000 and $5,000, respectively.

        For further information on our net capital position, see Note 19, Net Capital Requirement, to the consolidated financial statements.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development efforts include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency.

        The amounts expensed for research and development costs for the years ended December 31, 2010, 2009 and 2008 are estimated at $49.1 million, $43.1 million and $39.3 million, respectively.

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

        It is our practice to enter into confidentiality and intellectual property ownership agreements with our clients, employees, independent contractors and business partners, and to control access to, and distribution of, our intellectual property.

Clients

        For the years ended December 31, 2010, 2009 and 2008, no single client accounted for more than 5% of our consolidated revenue.

Employees

        As of December 31, 2010, the Company employed 1,186 staff globally, of which 836, 78, 177 and 95 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

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

Decreases in equity trading volumes by actively managed funds or securities prices could harm our business and profitability.

        Declines in the volume of equity securities traded by actively managed funds would generally result in lower revenues from our trading solutions, which generate the vast majority of our revenues globally. In addition, securities' price declines would adversely affect our non-North American trading commissions, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Over the past several years, trading volumes and market values have fluctuated significantly and may continue to do so. Increased risk aversion brought about by the financial crisis of 2008, concerns over sovereign debt levels and the U.S. "flash crash" in May 2010 resulted in a significant flow of funds out of actively managed domestic equity funds, thereby curtailing their trading activity, which has weighed heavily on our average daily volumes and the use of our higher value services. The expected correlation between recovering share prices and the flow of money back into equity funds has not yet materialized.

Decreases in our commission rates and other transactional revenues could adversely affect our operating results.

        For the last several years, the institutional equities markets have experienced continued pricing pressure on commission rates, and we experienced a significant decrease in our average commission rate in recent years. We anticipate a continuation of the competitive commission pricing environment for the foreseeable future due to the proliferation of electronic execution firms and the bundling of commissions and other services. In addition, reduced activity from our actively managed fund manager clients has resulted in a shift in the mix of our business to include an increased portion from high turnover low rate clients. The amount of revenue capture we derive from clients who trade with us on a net basis can also be negatively impacted by extended periods of low market volatility. A significant decrease in commission rates or revenue capture could materially reduce our margins and harm our financial condition and operating results.

Our fixed costs may result in reduced profitability or losses.

        We incur significant operating and capital expenditures to support our business that do not vary directly, at least in the short term, with fluctuations in executed transaction volumes and revenues. In addition, changes in market practices have required us, and may require us in the future, to invest in additional infrastructure to increase capacity levels without a corresponding increase in revenues. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital, operating and research expenditures in advance of such projected increases, including during periods of low revenues. In the event of a material reduction in trade executions and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. In the event that growth in executed volumes does not occur or we are not able to successfully implement and monetize our capital and research projects, including by failing to accurately forecast the demand for new products, the expenses related to such investments could cause reduced profitability or losses.

A further reduction in our profitability or in our share price may require us to record additional impairment charges related to goodwill and such charges may be large and have a material impact on our consolidated financial statements.

        At December 31, 2010, we had goodwill of $468.5 million on our consolidated balance sheet, representing 54% of our stockholders' equity. Goodwill is assessed annually for impairment in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During 2010, indicators of potential impairment prompted us to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in our market capitalization, a decline in our recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for our industry. As part of our June 30, 2010 interim test, we determined that $5.4 million of goodwill related to our Australian operations was impaired. If there is a further reduction in our profitability or in our share price, we may be required to record additional impairment charges on goodwill. Since goodwill comprises a substantial portion of our balance sheet, such charges could have a material impact on our consolidated financial statements.

A failure in the design, operation or configuration of our technology could adversely affect our profitability and reputation.

        A technological failure or error of one or more of our products or systems, including but not limited to POSIT Marketplace, our algorithms, smart routers, and order and execution management systems, could result in lost revenues and/or significant market losses. We operate complex trading systems, analytical products and algorithms that may fail to correctly model interacting or conflicting trading objectives, unusual market conditions, available trading venues and other factors, which may cause unintended results. Similarly, the operation and configuration of our systems can be quite complex and departure from standard procedures can result in adverse trading outcomes. Such problems could cause us to incur trading losses, lose clients or experience other reputational harm resulting in lost revenues and profits. While we put our products through rigorous quality assurance testing and certifications, we cannot test for all potential scenarios or ensure that the technology will function as designed and intended in all cases.

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

        Our business relies heavily on the computer and communications systems supporting our operations, which must monitor, process and support a large volume of transactions across numerous execution venues in many countries and multiple currencies. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions across a larger client base and more geographical locations. In addition, certain changes in market practices may require us to invest in infrastructure to increase capacity levels. Unexpectedly high volumes or times of unusual market volatility could cause our systems to operate slowly, decrease output or even fail for periods of time, as could general power or telecommunications failures, natural disasters or other business disruptions. The presence of computer viruses can also cause failure within our systems. If any of our systems do not operate properly, are disabled or breached, we could incur financial loss, liability to clients, regulatory intervention or reputational damage. System failure, degradation or breach could adversely affect our ability to effectuate transactions and lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us.

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

        We depend on a number of third parties to supply elements of our trading systems, computers, market and research data, data centers, FIX connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these providers will be willing and able to continue to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our evolving needs. Moreover, we are dependent on our communications network providers for interconnectivity with our clients, markets and clearing agents to service our customers and operate effectively. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our customers and our business, financial condition and our operating results could be materially harmed.

Our securities and clearing business exposes us to material liquidity risk.

        We are self-clearing in the U.S., Hong Kong and Australia. In those markets, we may be required to provide considerable additional capital to regulatory agencies or increase margin deposits with clearing and settlement organizations, such as the National Securities Clearing Corporation ("NSCC") or Depository Trust and Clearing Corporation ("DTCC") in the U.S., especially during periods of high market volatility. In addition, regulatory agencies may require these clearing and settlement organizations to increase the level of margin deposit requirements. We rely on our excess cash and certain established credit facilities to meet those demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities will be extended beyond their expiration.

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

        We are exposed to credit risk from third parties that owe us money, securities or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, client trading errors for which they are unable to cover may cause us to incur financial losses. Volatile securities markets, credit markets and regulatory changes may increase our exposure to our customers' credit profiles, which could adversely affect our financial condition and operating results. While our broker-dealer subsidiaries that are not self-clearing have clearing agreements with their clearing brokers who review the credit risk of trading counterparties, we have no assurances that those reviews or our own are adequate to provide sufficient protection from this risk.

We may incur material losses on foreign exchange transactions entered into on behalf of clients and be exposed to material liquidity risk due to counterparty defaults or errors.

        We enable clients to settle cross-border equity transactions in their local currency through the use of foreign exchange contracts. These arrangements typically involve the delivery of securities or cash to a counterparty that is not processed through a central clearing facility in exchange for a simultaneous receipt of cash or securities. ITG may operate as either a principal or agent in these transactions. As a result, a default by one of our counterparties prior to the settlement of their obligation could materially impact our liquidity and have a material adverse affect on our financial condition and results of operations.

        In addition, we are exposed to operational risk. Employee and technological errors in executing, recording or reporting foreign exchange transactions may result in material losses due to the large size of such transactions and the underlying market risk in correcting such errors.

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

        Certain of our international operations are dependent on agents for the clearance and settlement of securities transactions. If our agents fail to properly facilitate the clearance and settlement of our customer trades, we could be subject to financial, legal and regulatory risks and costs that may impact our business and operating results. In addition, it could cause our clients to reduce or cease their trading with us, which would adversely affect our revenues and financial results.

        Moreover, certain of our agreements with clearing agents may be terminated upon short notice. There is no guarantee that we could obtain alternative services in a timely manner and any interruption of the normal course of our trading and clearing operations could have a material impact on our business and results of operations.

We may incur losses as a result of principal trading activities.

        A portion of our revenues is derived from principal trading for our own account where we incur risk. All such principal trading activity is conducted in accordance with applicable regulatory requirements, including those pertaining to the maintenance of information barriers. While the revenues from this trading activity are currently not material to our consolidated revenues and profits, changes in our business as well as in market practices may result in this activity increasing over time. Although we attempt to close out all of our positions by the end of the day, we may incur losses due to market fluctuations, with such losses having a disproportionate effect on our results.

The business in which we operate is extremely competitive worldwide.

        Many of our competitors have substantially greater financial, technical, marketing and other resources than we do, which, among other things, enable them to compete with the services we provide on the basis of price, including lowering prices for certain of our key services to gain business in their higher margin areas, and a willingness to commit their firms' capital to service their clients' trading needs on a principal, rather than on an agency basis. Many of them offer a wider range of services, have broader name recognition, and have larger customer bases than we do. Some of our competitors have long-standing, well-established relationships with their clients, and also hold dominant positions in their trading markets. Moreover, new entrants may enter the market with alternative methods of providing trade execution and related services, and existing competitors often launch new initiatives. Most recently, many of our competitors have undertaken measures to link various electronic trading systems and platforms in an effort to attract order flow to off-exchange venues and increase internal executions.

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

We face certain challenges and risks to our international business that may adversely affect our strategy.

        Global client coverage is a key component of our business plan. We have invested significant resources in our foreign operations and the globalization of our products and services. However, there are certain risks inherent in the operation of our business outside of the U.S., including but not limited to, additional regulatory capital requirements, less developed technology and infrastructure and higher costs for infrastructure. These risks may limit our ability to provide services to clients in certain markets. There also may be difficult processes for obtaining regulatory approvals. This could result in delays in our global business plans, difficulties in staffing foreign operations and adapting our products to foreign markets, practices and languages, exchange rate risks and the need to meet foreign regulatory requirements. Each of these could force us to alter our operational plans and this may adversely impact our strategy.

We incur risks related to our international business due to currency exchange rate fluctuations that could impact our financial results and financial position.

        A significant amount of our business is conducted in foreign currencies. Conducting business in currencies other than the U.S. Dollar subjects us to exchange rate fluctuations. These fluctuations can materially impact our financial results.

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2010	2009	2008
Largest customer	2.8%	2.6%	4.2%
Second largest customer	2.0%	2.1%	2.2%
Third largest customer	1.7%	2.0%	2.1%
Ten largest customers	15.8%	16.3%	19.2%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

        We currently operate the POSIT suite in the U.S. under Regulation ATS, our European operations are subject to MiFID and we must comply with the requirements of the U.S. Patriot Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker-dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensure of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we expand our business, we may be exposed to increased and different types of regulatory requirements and it may be difficult for us to determine the exact requirements of local laws in every market.

        In the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The current U.S. administration and other members of the U.S. federal government and other governments outside of the United States have indicated that they are considering new regulatory requirements for the financial services industry. We cannot predict the extent to which any future regulatory changes can affect our business.

        In 2010, the SEC approved several rule amendments, including but not limited to, the short sale price test rule and the market access rule. In 2009, the SEC proposed additional regulatory obligations for operators of dark liquidity pools, which may have a material impact on our business model if approved by the SEC. In addition, new regulatory obligations have been proposed pertaining to markets outside of the United States which may have a material impact upon our business model, including proposed changes to MiFID (MiFID II). Last, the recent report by the Joint CFTC-SEC Advisory Committee on Emerging Regulatory Issues included, among other things, a recommendation that U.S. regulators implement a version of a "trade-at" rule requiring that any non-exchange trade improve the market price by half a penny. If implemented as recommended, such "trade-at" rule could have a negative impact on our revenues generated from net executions.

If we are unable to obtain unique sources of data to create our differentiated research product we could see a reduction in revenues and profitability.

        Our investment research product leverages data derived from, among other sources, industry data providers and Web harvesting technology. If there is a limitation on the availability of data from these sources or if new regulations or laws restrict their use in investment research products, the quality of our research product could be negatively impacted along with the amount of revenue and profitability we derive from this offering.

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

        In the past several years, there has been a proliferation of patents applicable to the computer and financial services industries. Under current law, U.S. patent applications remain secret for 18 months and may, depending on how they are prosecuted, remain secret until the issuance of a patent. In light of these factors, it is not always possible to determine in advance whether any of our products or services may infringe the present or future patent rights of others. From time to time, we may receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend our product, customer, vendee or licensee against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time and result in costly litigation that could have a material adverse effect on us. Such claims could also result in our entering into royalty or licensing agreements with the third parties claiming infringement on terms that could have a material impact on our profitability.

Financial and operational problems with our acquisitions and strategic relationships could have a material impact on our results of operation.

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of Macgregor, RedSky Financial, LLC (now ITG Derivatives) and Majestic Research Corp. (now ITG Investment Research), as well as various strategic relationships. We intend to continue to pursue strategic acquisitions and strategic relationships. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. We may also have clients, with whom we have established trading relationships that seek to utilize the products and services of acquired companies without increasing the amount of revenue they pay us. Strategic relationships may be important to our business prospects and we may not be able to successfully develop or maintain such relationships. If we are unable to successfully complete acquisitions and integrate the acquired businesses, if we suffer a material loss due to an acquired business or if we fail to develop or maintain strategic relationships, it may have a material effect on our operating results.

Our business could be adversely affected by our inability to attract and retain talented employees, including sales, technology and development professionals.

        Our business operations require highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we are unable to hire or retain the services of talented management, sales, research, technology and development professionals, we would be at a competitive disadvantage. In addition, recruitment and retention of qualified staff could result in substantial additional costs.

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

        We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, technological, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including, for example, losses resulting from trading errors, customer defaults, fraud and money-laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure.

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

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

U.S. Operations

        Our principal offices are located at 380 Madison Avenue in New York, New York, where approximately 101,000 square feet of office space is currently being leased pursuant to coterminous leases expiring in January 2014. We occupy an additional 15,000 square feet of office space in New York City pursuant to lease agreements expiring in March 2012 and August 2013.

        A technology research, development, sales and technical support services facility is maintained in Los Angeles, California where we occupy approximately 79,000 square feet of office space. Approximately 25,000 square feet of office space is located at 600 Corporate Pointe. An additional 54,000 square feet of office space is located at 400 Corporate Pointe. Both leases expire in December 2016.

        We have a regional office in Boston, Massachusetts where approximately 58,600 square feet of office space is occupied pursuant to leases expiring in May 2011 and May 2021.

        We also have an additional regional office in Chicago, Illinois where we occupy approximately 10,800 square feet under a lease agreement expiring in October 2012, and in San Francisco where we occupy approximately 1,200 square feet under a lease agreement expiring in December 2011.

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

        We also have a technology research facility in Tel Aviv, Israel where approximately 13,500 square feet of office space is occupied pursuant to a lease agreement that expires in February 2014.

Asia Pacific Operations

        ITG Australia has offices in Melbourne and Sydney, where we occupy approximately 8,800 and 4,300 square feet of office space, respectively pursuant to leases expiring in February 2011 and February 2013, respectively. We are currently finalizing the terms of a lease extension related to the space in Melbourne.

        ITG Hong Kong occupies approximately 7,500 square feet of office space in Hong Kong pursuant to a lease that expires September 2012.

Item 3.    Legal Proceedings

        On November 21, 2006, Liquidnet, Inc. filed a lawsuit against ITG Inc. and The Macgregor Group, Inc. in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,834 (the "'834 patent") by the "Channel ITG" (now ITG Channel) and "Macgregor XIP" products. The '834 patent had issued on November 14, 2006. After learning that Liquidnet, Inc. did not own the '834 patent, Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The Macgregor Group, Inc. (collectively "ITG") sued Liquidnet Holdings, Inc. ("Liquidnet") in the United States District Court for the Southern District of New York, seeking a declaratory judgment that the '834 patent was not infringed, was invalid, and was unenforceable. The Delaware lawsuit was later voluntarily dismissed by Liquidnet, Inc. In its counterclaims to the New York lawsuit, Liquidnet alleged that POSIT Alert, in addition to the products above, infringes the '834 patent. On February 13, 2008, the Court granted ITG's motion to amend its complaint, whereby ITG added allegations that Liquidnet committed fraud against the U.S. Patent and Trademark Office by, among other things, failing to disclose that Liquidnet derived the '834 patent from work done in 1997-1998 by third parties. The Court held a Markman hearing on December 16, 2009, and on January 19, 2010, issued a ruling construing the patent claim at issue. On December 21, 2010, the Court granted ITG summary judgment of non-infringement of the '834 patent and denied Liquidnet's motion for summary judgment of infringement. The Court also denied Liquidnet's motion for summary judgment on one of the grounds on which ITG claims that the '834 patent is unenforceable due to Liquidnet's inequitable conduct. Liquidnet has declared its intention to appeal summary judgment rulings. ITG intends to proceed to trial on its inequitable conduct claims.

        It is our position, now validated by the Court, that ITG does not infringe the '834 patent and that Liquidnet's claims are without merit. However, we plan to vigorously pursue our remaining claims in the declaratory judgment action. Intellectual property disputes are subject to inherent uncertainties and there can be no assurance that this lawsuit will be resolved favorably to us or that it will not have a material adverse effect on us.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

        Our common stock trades on the NYSE under the symbol "ITG".

        The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the NYSE.

	High	Low
2009:
First Quarter	25.94	17.02
Second Quarter	27.93	18.31
Third Quarter	28.82	18.11
Fourth Quarter	28.38	17.92
2010:
First Quarter	21.22	16.27
Second Quarter	18.30	16.06
Third Quarter	15.79	13.29
Fourth Quarter	16.65	13.97

        On February 17, 2011, the closing sales price per share for our common stock as reported on the NYSE was $19.75. On February 17, 2011, we believe that our common stock was held by approximately13,252 stockholders of record or through nominees in street name accounts with brokers.

        On July 30, 2008, the Board of Directors re-authorized the purchase of shares of common stock remaining under a prior 2.0 million share authorization and authorized the purchase of an additional 2.0 million shares of common stock. In July 2010, ITG's Board of Directors authorized the repurchase of an additional 4.0 million shares. Both authorizations have no expiration date. As of December 31, 2010, there were 2.9 million shares available for repurchase under ITG's stock repurchase program.

        During 2010, the Company repurchased approximately 3.4 million shares of our common stock at a cost of approximately $54.4 million, which was funded from our available cash resources. Of these shares, 3.2 million were purchased under our Board of Directors' authorization for a total cost of $50.3 million (average cost of $15.95 per share). An additional 235,075 shares ($4.1 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        The following table sets forth our stock repurchase activity during 2010, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2010
To: January 31, 2010	60,355	$20.20	—	2,048,668
From: February 1, 2010
To: February 28, 2010	274,681	16.97	200,000	1,848,668
From: March 1, 2010
To: March 31, 2010	392,323	17.77	366,000	1,482,668
From: April 1, 2010
To: April 30, 2010	21,677	17.06	—	1,482,668
From: May 1, 2010
To: May 31, 2010	537,312	16.78	528,900	953,768
From: June 1, 2010
To: June 30, 2010	375,000	16.89	375,000	578,768
From: July 1, 2010
To: July 31, 2010	19,213	14.98	—	4,578,768
From: August 1, 2010
To: August 31, 2010	551,136	14.71	546,828	4,031,940
From: September 1, 2010
To: September 30, 2010	398,100	14.34	398,100	3,633,840
From: October 1, 2010
To: October 31, 2010	15,497	14.55	—	3,633,840
From: November 1, 2010
To: November 30, 2010	412,509	15.16	407,900	3,225,940
From: December 1, 2010
To: December 31, 2010	329,100	15.87	329,100	2,896,840

Total	3,386,903	$16.06	3,151,828

(a)
This column includes the acquisition of 235,075 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

        We have not paid a cash dividend to stockholders during any period of time covered by this report. Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2010.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Income data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five-year period ended December 31, 2010, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Income Data: ($ in thousands, except per share amounts)
Total revenues	$570,754	$633,069	$762,983	$730,999	$599,484
Total expenses	521,421	556,618	567,457	542,131	437,520

Income before income tax expense	49,333	76,451	195,526	188,868	161,964
Income tax expense	25,353	33,617	80,884	77,761	64,041

Net income	$23,980	$42,834	$114,642	$111,107	$97,923
Basic earnings per share	$0.56	$0.98	$2.64	$2.52	$2.26

Diluted earnings per share	$0.55	$0.97	$2.61	$2.48	$2.21

Basic weighted average number of common shares outstanding (in millions)	42.8	43.5	43.5	44.0	43.4
Diluted weighted average number of common shares outstanding (in millions)	43.5	44.0	44.0	44.8	44.3
Consolidated Statements of Financial Condition Data: ($ in thousands)
Total assets	$2,530,853	$1,703,103	$1,685,453	$2,100,887	$1,462,312
Cash and cash equivalents	$317,010	$330,879	$352,960	$183,757	$321,298
Total debt	$—	$46,900	$119,400	$233,900	$160,900
Total stockholders' equity	$870,068	$867,700	$787,380	$704,295	$608,034

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Overview

        ITG is an independent agency research broker that partners with asset managers globally to improve performance throughout the investment process. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research insights grounded in data. Asset managers rely on ITG's independence, experience and intellectual capital to identify investment and trading opportunities, help mitigate risk, improve performance and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds, asset managers and corporations. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

  Sources of Revenues

        Our revenues consist of commissions and fees, recurring and other.

        Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer ("NBBO") and (iii) commission sharing arrangements between ITG Net and third-party brokers and ATSs whose trading products are made available to our buy-side clients on our OMS and EMS applications. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and Asia Pacific and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (x) macro trends in the global equities markets that affect overall institutional equity trading activity, (y) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (z) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors' products, direct computer-to-computer links to customers through ITG Net (our private value-added FIX-based financial electronic communications network) and third-party networks and phone orders from our customers.

        Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell-side to receive orders from, and send indications of interest to, the buy-side, (ii) software and analytical products and services, (iii) maintenance and customer technical support on our OMS and (iv) subscription revenue generated from the usage of our investment research.

        Other revenues include: (i) income from principal trading, (ii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iii) non-recurring professional services, such as one-time implementation and customer training related activities, (iv) investment and interest income, (v) interest income on securities borrowed in connection with customers' settlement activities and (vi) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

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

        Interest expense consists primarily of costs associated with outstanding debt and credit facilities.

Executive Summary for the Year Ended December 31, 2010

Consolidated Overview

        2010 was a challenging year for our business as market activity for equity trading was significantly lower than in 2009 due to the continued risk aversion by U.S. investors and economic uncertainty in Europe stemming from the sovereign debt crisis. Our net income for the year was $24.0 million, or $0.55 per diluted share, compared to $42.8 million, or $0.97 per diluted share, in 2009. Excluding the non-recurring charges described below, adjusted net income was $38.1 million, or $0.88 per diluted share in 2010 compared to $59.2 million, or $1.34 per diluted share in 2009 (see Non-GAAP Financial Measures). Consolidated revenues were down 10% to $570.8 million compared to $633.1 million in 2009.

        Due to the lack of visibility as to when market conditions will improve, we took major steps in 2010 to expand our addressable market and manage costs. With more than half of the available U.S. equity commission pool dedicated for research and advisory services according to Greenwich Associates, we see an opportunity to grow our share of trading volumes by providing unbiased research which is differentiated in its approach. This strategy fundamentally expands our client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts. Our most significant step in this direction was our October 2010 acquisition of Majestic Research Corp. ("Majestic"), which became the foundation of our ITG Investment Research offering. The Majestic acquisition provides ITG Investment Research with a scalable platform through data-driven research on approximately 200 companies in 17 industry verticals. With ITG Investment Research, we established a flexible and expandable platform for transforming our business model into one where our independent research offering becomes a major driver of commission allocations to ITG. One of our key areas of focus over the course of 2011 will be to expand our research platform with additional industry and geographic coverage areas.

        Following the restructuring plan we enacted in the fourth quarter of 2009, we continued to take measures in 2010 to manage costs. In the second quarter, we implemented a plan to close our on-shore operations in Japan to lower costs and reduce capital requirements. The annual expenses for the on-shore Japanese operations approximated $4 million while the amount of regulatory capital deployed in Japan exceeded $20 million. In the fourth quarter of 2010, we decided to close our Westchester, NY office and relocate the staff, primarily sales traders and support staff, to our New York City office. Related cost savings for 2011 are estimated at $0.8 million. In addition to these restructurings, we continued to manage our headcount throughout 2010. Our total headcount at year-end was essentially unchanged from year-end 2009 at 1,186 despite the addition of approximately 80 employees from the Majestic acquisition.

        Consolidated expenses for the year of $521.4 million were down 6% compared to $556.6 million in 2009. In the U.S., expenses were $340.7 million, down $42.6 million, or 11%, compared to 2009. Excluding the non-recurring charges noted below, adjusted U.S. expenses were down $31.8 million, or 9% in 2010 due primarily to cost reductions from the fourth quarter 2009 restructuring and ongoing efforts throughout 2010 to manage expenses (see Non-GAAP Financial Measures). Our non-U.S. expenses grew 4% in 2010 to $180.7 million. Excluding the impact of the non-recurring charges described below and the impact of foreign currency translations, our adjusted non-U.S. expenses were 2% lower (see Non-GAAP Financial Measures).

        During 2010, we incurred a number of non-recurring charges which impacted our reported results. In the U.S., we wrote-off $6.1 million of capitalized software and we incurred $2.4 million of costs related to the Majestic acquisition and a restructuring charge of $2.3 million to close our Westchester, NY office. We also reversed $0.3 million of the U.S. restructuring reserve recorded in the fourth quarter of 2009. In the Asia Pacific region, we incurred a restructuring charge of $2.1 million, net of offsetting foreign exchange gains, to close our on-shore Japanese operations and we recorded a $5.4 million impairment charge for goodwill related to our Australian operations. On an after-tax basis, these charges reduced net income for 2010 by $14.1 million. In the fourth quarter of 2009, we incurred $25.4 million of costs associated with a restructuring plan to reduce costs that were focused largely on the U.S. business. On an after-tax basis, this charge reduced net income for 2009 by $16.3 million.

Segment Discussions

        While the U.S. equity markets have rebounded significantly since the 2009 lows, the historical correlation between recovering share prices and the flow of money into domestic equity funds has failed to materialize, indicating a higher sense of risk aversion in this market cycle. After a small reprieve earlier in 2010, the exodus from domestic equity funds accelerated in May, with approximately $95 billion being withdrawn from domestic equity funds (according to the Investment Company Institute) in the last eight months of 2010, eclipsing the $40 billion of outflows in all of 2009. This ongoing redirection of funds from domestic equities into other asset classes, primarily bond funds, further reduced the equity trading activity of our core institutional client base. During 2010, our average daily executed volumes declined by 12% to 177.8 million shares per day, slightly more than the 11% decline in the overall combined average daily market volume of NYSE and NASDAQ-listed securities. Our average commission rate remained under pressure during the year as a greater percentage of our business continued to originate from higher turnover, lower rate clients, including the sell-side. As a result, we saw further rate compression in the U.S. resulting in an overall decline in commissions and fees of 19% compared to 2009. While we have seen some stabilization of fund flows in early 2011, it is still too early to determine whether this is indicative of an emerging turnaround. In this environment, we have made significant strides in reducing our cost base, as evidenced by the 9% reduction in recurring U.S. expenses. While our current results reflect the unfavorably leveraged effects of our largely fixed cost structure, our now leaner cost structure is positioned to provide more positive leverage when commission revenue flows recover.

        In Canada, our revenues increased 11% over 2009 driven largely by the strength of the Canadian Dollar. Excluding the foreign currency impact (see Non-GAAP Financial Measures), our Canadian revenues were essentially flat compared to the prior year as an increase in our core client commissions was largely offset by reduced principal trading revenue. The increased presence of high frequency traders, narrowing of spreads and the reduction in the number of inter-listed securities has combined to reduce principal trading opportunities in the Canadian marketplace.

        Revenues from our European Operations declined 3% compared to 2009 to $73.3 million driven primarily by a reduction in the amount of European institutional trading activity and currency translation. A higher percentage of trades executed in lower cost venues and cost saving initiatives implemented for our clearance and settlement activities significantly reduced transaction processing costs and helped preserve profitability. There is considerable uncertainty surrounding the economic climate in the region which could have an impact on our near-term results.

        Due to a strong finish to 2010, our Asia Pacific operations posted record revenues of $33.3 million for the year, a 13% increase over 2009. We continue to view Asia Pacific as a significant opportunity for ITG as our POSIT Marketplace gains traction in the Hong Kong marketplace, which ranks among the highest of all equity markets in the developed world for trading costs. As a result of the improved revenues and various cost savings initiatives throughout 2010, we were able to reduce our pre-tax loss in the region by 24%, exclusive of the non-recurring items noted above.

Capital Resource Allocation

        In 2010, we redeployed about $146.1 million of cash: $46.9 million was used to pay off our remaining long-term debt, $48.9 million (net of acquired cash) was strategically invested in acquisitions and $50.3 million was returned to stockholders in the form of stock repurchases. In 2010, stock repurchases represented 132% of adjusted net income.

        During 2010, we expanded our stock loan capabilities. In addition to generating net spread revenue on matched book transactions, this function has also provided additional liquidity to our U.S. broker-dealer clearance and settlement operations to help finance temporary positions held in connection with non-standard settlements and delivery failures. More than $50 million of additional liquidity within our U.S. broker-dealer was made available in 2010 as a result of this expanded capability.

        On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The credit agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Depending on the borrowing base, availability under the credit agreement is limited to either (i) a percentage of the clearing deposit required by the NSCC, or (ii) a percentage of the market value of temporary positions pledged as collateral.

        Going forward, we expect to leverage our enhanced balance sheet flexibility to invest strategically in growth initiatives and to continue to return value to stockholders through stock repurchases.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

U.S. Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$310,924	$384,280	$(73,356)	(19)
Recurring	71,948	69,643	2,305	3
Other	2,818	3,491	(673)	(19)

Total revenues	385,690	457,414	(71,724)	(16)
Expenses:
Compensation and employee benefits	140,829	160,725	(19,896)	(12)
Transaction processing	46,183	52,763	(6,580)	(12)
Other expenses	148,596	145,999	2,597	2
Acquisition related costs	2,409	—	2,409	—
Restructuring charges	2,002	21,314	(19,312)	(91)
Interest expense	671	2,511	(1,840)	(73)

Total expenses	340,690	383,312	(42,622)	(11)

Income before income tax expense	$45,000	$74,102	$(29,102)	(39)

Pre-tax profit margin	11.7%	16.2%	(4.5)%

        The results for our U.S. Operations include the operations of Majestic (now ITG Investment Research) following the October 25, 2010 acquisition date.

        Our U.S. trading volumes decreased 12%, slightly more than the 11% decline in overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities),

however, commissions and fees declined 19% reflecting a lower average revenue capture rate as a greater percentage of our trading business came from high turnover lower rate clients, including the sell-side.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2010	2009	Change	% Change
Total trading volume (in billions of shares)	44.8	51.0	(6.2)	(12)
Trading volume per day (in millions of shares)	177.8	202.4	(24.6)	(12)
U.S. market trading days	252	252	—	—

*
Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

        Recurring revenues increased as ITG Investment Research generated $5.0 million since the acquisition date, which more than offset reductions from cancellations of order management subscriptions and from the discontinuation of certain analytical product offerings. Going forward, ITG Investment Research's revenues will continue to be reflected in recurring revenues if clients pay for this service through hard dollars or through soft dollar arrangements (including through ITG), or will be recognized as commission income if research obligations are satisfied in the form of an overall commission arrangement.

        Other revenues decreased primarily due to lower investment income, which was driven by lower interest rates and average invested balances.

        Total expenses in the U.S. in 2010, which were down 11% compared to 2009, included certain non-recurring items described in more detail below consisting of (i) $6.1 million to write-off of certain capitalized software initiatives, (ii) $2.0 million for restructuring charges related to the closure of our Westchester, NY office, net of a $0.3 million reversal of the 2009 restructuring reserve, and (iii) $2.4 million of costs related to the Majestic acquisition. 2009 expenses included a restructuring charge of $21.3 million for a restructuring plan focused on reducing our cost base. Excluding these non-recurring costs, total expenses in the U.S. were down 9% compared to 2009 (see Non-GAAP Financial Measures).

        Compensation and employee benefits declined 12%, resulting from a 14% decrease in average headcount (largely attributable to our restructuring activities in the fourth quarter of 2009), lower incentive compensation and an $8.5 million net reduction in employee severance (unrelated to our restructuring plans). These savings were partially offset by compensation for ITG Investment Research staff, including stock-based compensation for incentive and retention awards granted to the Majestic management as part of the acquisition. In 2011, we expect the costs for these awards to approximate $3 million. While most of our compensation related costs are fixed, incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the increasingly competitive landscape for key talent.

        Transaction processing costs decreased 12% in-line with the reduction in executed volumes.

        Other expenses were driven higher by (i) a $6.1 million write-off of certain capitalized software initiatives, (ii) a $2.3 million increase in capitalized software amortization related to new product releases, (iii) the 2009 recovery of doubtful account provisions which resulted in comparatively higher expenses in 2010 of $1.6 million, (iv) a $2.0 million contingency reserve for certain general taxes and (v) $1.5 million of operating expenses incurred by ITG Investment Research following the acquisition date, including $0.2 million to amortize intangibles recorded as part of the acquisition cost. This additional intangible amortization expense is expected to be $1.0 million in 2011. These incremental costs were largely offset by savings from our cost reduction efforts in areas such as (i) network connectivity costs from the consolidation of our third-party network providers and elimination of redundant services, (ii) consulting costs, (iii) business development and (iv) facilities and equipment costs, primarily related to the closure of leased premises in December 2009 as well as a reduction in depreciation expense from lower capital spending.

        The capitalized software write-off related to our ongoing assessment of our product development priorities. As part of our fourth quarter 2009 restructuring, we made certain changes to our product priorities and wrote-off $2.4 million of capitalized development initiatives that were not yet deployed. As our product development plan continued to evolve in the first quarter of 2010, we determined that additional capitalized amounts were not likely to be used and a further $6.1 million was written off.

        Acquisition related costs were incurred in connection with the Majestic acquisition and consist of professional services, severance costs and stock-based compensation expenses for accelerated employee awards. In connection with the integration of ITG Investment Research, we decided to close our Westchester, NY office and relocate the staff, primarily sales traders and support, to our New York City office. This decision resulted in a restructuring charge of $2.3 million during the fourth quarter of 2010, which was partially offset by a $0.3 million reduction to the 2009 restructuring reserve. Related cost savings for 2011 are estimated at $0.8 million.

        Interest expense declined due to a significantly lower outstanding balance on our long-term debt, lower LIBOR-based interest rates and the expiration of economically unfavorable interest rate swaps on March 31, 2009.

Canadian Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$68,845	$59,749	$9,906	15
Recurring	4,062	2,568	1,494	58
Other	5,572	8,450	(2,878)	(34)

Total revenues	78,479	70,767	7,712	11
Expenses:
Compensation and employee benefits	21,926	18,785	3,141	17
Transaction processing	15,173	14,224	949	7
Other expenses	20,277	18,505	1,772	10
Restructuring charges	(16)	2,636	(2,652)	—

Total expenses	57,360	54,150	3,210	6

Income before income tax expense	$21,119	$16,617	$4,502	27

Pre-tax profit margin	26.9%	23.5%	3.4%

        Currency translation increased total Canadian revenues and expenses by $7.4 million and $5.3 million, respectively, resulting in a $2.1 million increase to pre-tax income.

        Share volumes across Canadian equity markets grew 9.3% in 2010. ITG Canada's daily client trading volume outpaced this with a nearly 16% gain in 2010. Pricing pressure continued however, as average revenue per share fell 11%. Canadian commission and fees increased 15% over 2009; however, the actual growth rate was only 4% when excluding the favorable currency impact of the stronger Canadian Dollar (see Non-GAAP Financial Measures), reflecting the decline in average commission rates.

        Recurring revenues benefited from growth in the number of billable network connections in our ITG Net connectivity business, new customers utilizing our analytical products and favorable currency impact ($0.4 million).

        Revenues from principal trading (included in other revenues) were lower in 2010 as the expanded presence of high frequency trading firms has significantly reduced the spread to be earned and thus limited principal trading opportunities available.

        Compensation and employee benefits costs were driven higher by currency translation ($2.0 million), share-based compensation and costs associated with a new retirement plan in Canada.

        Transaction processing costs were higher due to the impact of currency translation ($1.5 million). When excluding currency translation, the expense decreased by $0.6 million (see Non-GAAP Financial Measures) due to an increased proportion of executions occurring on cheaper venues and savings from the migration to a new clearing broker which more than offset increases driven by product mix and fewer shares per trade executed. As a percentage of revenue, these costs were down slightly from 20.1% in 2009 to 19.3% in 2010.

        The increase in other expenses primarily reflects (i) unfavorable exchange rate translation, (ii) higher equipment and data center related costs, (iii) higher depreciation expense and (iv) higher capitalized software amortization expense related to recent product releases. These increases were partially offset by the effect of currency transaction losses incurred in 2009 from holding a non-Canadian Dollar denominated asset.

European Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$58,893	$59,862	$(969)	(2)
Recurring	14,721	14,989	(268)	(2)
Other	(337)	592	(929)	(157)

Total revenues	73,277	75,443	(2,166)	(3)
Expenses:
Compensation and employee benefits	32,959	34,345	(1,386)	(4)
Transaction processing	16,467	21,761	(5,294)	(24)
Other expenses	19,808	14,606	5,202	36
Restructuring charges	—	69	(69)	—

Total expenses	69,234	70,781	(1,547)	(2)

Income before income tax expense	$4,043	$4,662	$(619)	(13)

Pre-tax profit margin	5.5%	6.2%	(0.7)%

        Currency translation reduced our total European revenues and expenses by $1.0 million and $0.3 million, respectively, resulting in a $0.7 million decrease to pre-tax income.

        The global credit and European sovereign debt crises have caused investors to lose confidence in European markets, with market turnover down substantially from the 2007 pre-crisis level. While market turnover increased over 2009 levels, the incremental turnover is not reflective of increased institutional activity as a significantly larger portion of current market turnover is driven from high frequency trading. Despite this very challenging environment, our European operations achieved pre-tax profits of $4.0 million, benefitting from ongoing efforts to reduce transaction processing costs as well as higher POSIT revenues.

        European commissions and fees decreased $1.0 million but were essentially flat excluding currency translation impact (see Non-GAAP Financial Measures). POSIT revenues increased 33% reflecting our increased focus on maximizing crossing opportunities; however, this was substantially offset by reduced European portfolio trading activity from our U.S. clients.

        The reduction in recurring revenue was due to the shift in the attribution of $1.5 million of ITG Net connectivity revenue for Asia Pacific clients from Europe to Asia Pacific and unfavorable currency translation impact of $0.2 million, partially offset by the growth in connectivity revenue from European clients. Other revenues fell due to an increase in trade processing errors and client accommodations and a decrease in consulting fees from our order management systems.

        Compensation and employee benefits expenses reflect lower incentive compensation and share-based compensation as well as a reduction in employee severance costs of $2.0 million due to a management reorganization in 2009. This savings was partially offset by the continued investment in staff to support the growing business and diversified product range.

        Transaction processing costs declined 24% as we benefited from the increased use of POSIT to internally cross trades, as well as the migrations to a single settlement agent and to an in-house solution for our settlement books and records. We also improved our routing strategies and decreased the amount of trading we do with the more costly primary exchanges.

        Other expenses increased due to investments in infrastructure to support the growing product range and improve system capacity and resilience as well for our in-house solution for our settlement books and records. We also had additional market data costs related to the expansion of our self-directed client business, higher software development amortization costs associated with new product releases and lower foreign currency transaction gains than in 2009.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$30,343	$28,107	$2,236	8
Recurring	2,455	283	2,172	767
Other	510	1,055	(545)	(52)

Total revenues	33,308	29,445	3,863	13
Expenses:
Compensation and employee benefits	20,172	21,663	(1,491)	(7)
Transaction processing	7,564	6,870	694	10
Other expenses	18,950	18,417	533	3
Goodwill impairment	5,375	—	5,375	—
Restructuring charges	2,076	1,425	651	46

Total expenses	54,137	48,375	5,762	12

Loss before income tax expense	$(20,829)	$(18,930)	$(1,899)	(10)

Pre-tax profit margin	(62.5)%	(64.3)%	1.8%

        Currency translation, primarily from the stronger Australian dollar, increased total Asia Pacific revenues and expenses by $1.6 million and $2.7 million, respectively, reducing pre-tax income by $1.1 million.

        Total market turnover in Hong Kong, Australia and Singapore improved over 2009 by a range of 10% to 18%, thereby expanding the overall value-based commission revenue pool in those venues,

while turnover in Japan, Korea and Taiwan lagged behind. Within the mixed turnover in the region's major markets, our commissions and fees grew $2.2 million, or 8%, due primarily to the stronger Australian Dollar and a shift in the attribution of ITG Net revenues for commission share from Europe to Asia Pacific. These gains were offset in part by lower commission rates.

        The increase in recurring revenues was primarily attributable to a shift in the attribution of ITG Net connectivity revenue for Asia Pacific clients from Europe to Asia Pacific.

        The decrease in compensation and employee benefits costs reflects lower headcount levels (resulting from our restructuring activities in both the fourth quarter of 2009 and second quarter of 2010) partially offset by unfavorable currency translation of $1.2 million.

        Transaction processing costs increased due to an increase in the value of trades executed as well as a higher proportion of trades being executed in costlier venues such as Indonesia, Singapore and Malaysia, where our clearing and execution costs are significantly higher than in the Hong Kong and Australia markets. Unfavorable currency translation also contributed to the increase.

        The increase in other expenses include unfavorable currency translation, additional connectivity and market data fees related to business growth offset by lower depreciation and a decrease in foreign currency transaction losses.

        The restructuring charges include costs related to employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software in connection with closing our on-shore Japanese operations. These costs were partially offset by the reclassification of historical currency translation gains into operations upon the substantial liquidation of our Japanese subsidiary. The goodwill impairment charge relates to the write-off of the entire balance of goodwill in our Australia reporting unit.

Consolidated income tax expense

        Our effective tax rate was 51.4% in 2010 compared to 44.0% in 2009. The increase in the 2010 effective tax rate is primarily attributable to significant pre-tax losses in the Asia Pacific region where we have ceased recognizing tax benefits for net operating losses since the fourth quarter of 2009 in accordance with U.S. GAAP (and to a lesser degree in Ireland beginning in 2010), together with the decline in U.S. pre-tax income. Specifically, the losses in the Asia Pacific region in 2010 included significant non-recurring items of $2.1 million in restructuring charges and a goodwill impairment charge of $5.4 million. The comparatively higher tax rate is also due to the net benefit of $2.5 million recognized in 2009 related to the resolution of uncertain tax provisions pertaining to the 2001-2007 tax years. Our overall tax rate was also pushed higher by the impact of nondeductible expenses incurred in the U.S. during the fourth quarter related to the Majestic acquisition. Our consolidated effective tax rate varies from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

        Overall U.S. equity volumes were up 7% in 2009 as compared to 2008 (measured by the combined share volume in NYSE and NASDAQ-listed securities) primarily due to the increase in high frequency trading. In contrast, our average daily volume in the U.S. on our core commission trading activity declined 12% in 2009 compared to 2008. As described above, we experienced a reduction in volumes from our actively managed fund clients due to the shift in investment allocations out of domestic equity funds as evidenced by net outflows of $40 billion from these funds in 2009. The reduction in volumes from our actively managed fund clients also changed the mix of clients and services provided, reducing our average commission rate during 2009 by 18%. Offsetting the decline in our core customer trading activity were the growing fees from net executions.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2009	2008	Change	% Change
Total trading volume (in billions of shares)	51.0	53.9	(2.9)	(5)
Trading volume per day (in millions of shares)	202.4	213.0	(10.6)	(5)
U.S. market trading days	252	253	(1)	—

*
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

        Compensation and employee benefits savings were achieved through significantly reduced incentive compensation levels and lower headcount (which also included the above mentioned transfer of certain

OMS and ITG Net staff). These savings were partially offset by non-restructuring related separation costs which increased by $5.5 million and share-based compensation which increased by $3.5 million.

        Transaction processing costs rose due to higher business activity in our options trading business (where transaction processing costs are higher than our core equity business), SEC Section 31 fees on increased net executions, which also had an increase in rate effective April 1, 2009, and increased interest costs on stock loan transactions. The higher stock loan interest costs were more than offset by the related stock borrow interest revenues on our offsetting matched-book positions.

        Other expenses decreased slightly year over year due to the benefits of certain cost control measures taken during 2009. Savings were achieved through lower spending levels in areas such as business development, legal, recruiting and consulting, as well as improved receivable collections which offset the impact of higher: (i) capitalized software amortization expense related to new product releases, (ii) network connectivity and market data fees and (iii) equipment related costs, including depreciation and software subscription and maintenance costs. In addition, in 2008, we wrote down the value of our shares of common stock in NYSE Euronext, Inc. by $1.5 million as it was determined that the impaired market value was other-than-temporary and we wrote-off capitalized software costs of $1.7 million related to the discontinuation of certain non-core products. As described above, restructuring charges include costs related to employee separation, consolidation of leased facilities and the write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities.

        Interest expense declined significantly due to a lower average outstanding balance on our long term debt and significantly lower LIBOR-based interest rates. Additionally, interest rate swaps which were economically unfavorable due to the drop in interest rates after their inception in 2006 expired on March 31, 2009.

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

        Currency translation reduced total Canadian revenues and expenses by $5.1 million and $4.0 million, respectively, resulting in a $1.1 million decrease to pre-tax income.

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

        Revenues from principal trading (included in other revenues) were down in 2009 compared to 2008. Aside from an unfavorable foreign exchange impact of $0.6 million, the reduction was attributable to several factors including lower market volatility and the expanding presence of high frequency participants (which has narrowed spreads and therefore reduced profitable trading opportunities). In contrast, our Canadian recurring revenues grew as our ITG Net connectivity business nearly doubled its Canadian revenue base following a significant expansion in the number and usage of our network connections.

        Compensation and employee benefits cost savings were achieved through reduced incentive compensation and favorable exchange rate translation.

        Canadian transaction processing costs were higher as we executed more trades as takers of liquidity, which in late 2008 began to incur higher costs. This was primarily attributable to the increasing presence of high frequency traders employing passive arbitrage strategies. As liquidity takers, we pay full cost on the active side rather than earning a passive rebate as liquidity providers.

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

        Currency translation reduced total European revenues and expenses by $13.8 million and $14.5 million, respectively, resulting in a $0.7 million increase to pre-tax income.

        While European markets rallied during 2009, volumes and share prices were substantially lower than in 2008, resulting in lower share values on which European commissions and fees are dependent. Despite these challenging circumstances, our European Operations returned to profitability in 2009, achieving both higher market share and successful cost control.

        European commissions and fees were adversely affected by a nearly $11.0 million currency translation impact. Excluding currency translation (see Non-GAAP Financial Measures), commissions and fees fell only 3%, despite significantly lower share values in the market. Enhancements made to crossing products and the continued growth of our self-directed client business offset much of the impact of lower levels of client portfolio trading and the market downturn.

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

        Transaction processing cost savings outpaced the decline in commission revenue due to modifications made to our order routing strategy increasing the use of MTFs, where costs are generally lower than traditional exchanges, as well as increased crossing using POSIT. We also had lower clearing and settlement costs from settlement market netting and obtaining agent discounts.

        Other expenses reflect favorable currency exchange translation and savings achieved through cost management efforts, which more than offset our higher infrastructure investment costs. During 2009, we invested in infrastructure to support the growing product range and improve system capacity and resilience. We also incurred additional connectivity and market data costs related to the expansion of self-directed client business and connectivity to new venues, as well as software development costs associated with product rollout. These additional costs were offset by reduced consulting, reduced travel and entertainment, improved collection efforts and foreign currency transaction gains from holding multiple European currencies and the Australian Dollar.

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

        Overall, currency translation reduced total Asia Pacific revenues and expenses by $0.7 million and $0.8 million, respectively, increasing pre-tax income by $0.1 million.

        Asia Pacific regional stock market indices were higher in 2009, with the Nikkei 225, Hang Seng and ASX 200 indices up 19%, 52% and 31%, respectively. However, total market turnover lagged behind 2008, thereby reducing the overall commission revenue pool (as Asia Pacific commissions are value-based).

        Despite the declines in turnover in the region's major markets ranging from 11% to 36% as compared to 2008, commissions and fees declined only 1% as our market share gains offset much of the negative effect of the contraction in market turnover. Excluding the $0.7 million unfavorable currency translation effect (see Non-GAAP Financial Measures), commissions and fees levels slightly exceeded 2008.

        The increase in our compensation and employee benefits cost level reflects the increased staffing level required to support the growing self-directed trading businesses, a greater emphasis on our trading desk and the hiring of a regional manager. Higher incentive and share-based compensation also contributed to the year over year increase. These costs were partially offset by favorable currency translation.

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

Consolidated income tax expense

        Our effective tax rate was 44.0% in 2009 compared to 41.4% in 2008 as we recorded a valuation allowance of $3.9 million against our deferred tax assets, primarily for net operating losses in both 2009 and previous years in our Asia Pacific Operations, in accordance with the guidance in U.S. GAAP following historical pre-tax losses. The effect of this valuation allowance was partially offset by the resolution during 2009 of uncertain tax positions in the U.S. pertaining to the 2001-2007 tax years.

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At December 31, 2010, unrestricted cash and cash equivalents totaled $317.0 million.

        As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2010, we had interest-bearing security deposits totaling $14.2 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions for short settlements or delivery failures. This financing may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans.

        On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. As described in more detail below, this credit agreement is specifically designed to meet liquidity needs of our U.S. broker-dealer clearance and settlement operations.

        We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.7 million to support overdraft facilities. In Europe, we maintain $25.6 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement.

Capital Resources

        Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

        As compared to 2009, 2010 cash flows provided by operating activities reflect the net change in broker and customer related activity as we expanded our stock loan capabilities in the U.S. and externally financed more of our clients' non-standard settlement activity.

        The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Net income	$23,980	$42,834	$114,642
Non-cash items included in net income	90,283	89,077	79,398
Effect of changes in receivables/payables from/to customers and brokers	58,588	(861)	153,609
Effect of changes in other working capital and operating assets and liabilities	3,258	(33,616)	32,213

Net cash provided by operating activities	$176,109	$97,434	$379,862

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

Investing Activities

        Net cash used in investing activities of $102.1 million includes our acquisition of Majestic, our investments in capitalizable software development projects and computer hardware, software and facilities, as well as a strategic investment in Disclosure Insight, Inc., a provider of independent fundamental research and diligence to the investment community.

Financing Activities

        During 2010, net cash used in financing activities included $46.9 million for the remaining principal repayments on long term debt (see Note 15, Borrowings, to the consolidated financial statements) compared with $47.6 million and $38.0 million in 2009 and 2008, respectively, and $50.3 million to fund repurchases of ITG common stock.

        On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The credit agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the credit agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate, plus (b) a margin of 2.50%. Available but unborrowed amounts under the credit agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for our U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures and non-standard settlements. As a result, we will have additional flexibility with our existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the credit agreement is limited to either (i) a percentage of the clearing deposit required by the NSCC or (ii) a percentage of the market value of temporary positions pledged as collateral. Among other restrictions, the terms of the credit agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

        During 2010, we repurchased approximately 3.4 million shares of our common stock at a cost of approximately $54.4 million, which was funded from our available cash resources. Of these shares, 3.2 million were purchased under our Board of Directors' authorization for a total cost of $50.3 million (average cost of $15.95 per share). An additional 235,000 shares repurchased ($4.1 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. In July 2010, ITG's Board of Directors authorized the repurchase of an additional 4.0 million shares. This authorization has no expiration date. The total remaining number of shares currently available for repurchase under ITG's stock repurchase program is 2.9 million. The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

        Under the SEC's Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2010 for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$90.6	$89.6
AlterNet	6.2	6.0
Blackwatch	3.2	3.1
ITG Derivatives	5.7	4.7

        As of December 31, 2010, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2010, are summarized in the following table (dollars in millions):

Canadian Operations	Net Capital	Excess Net Capital
Canada	$49.2	$48.7
European Operations
Europe	$30.7	$10.1
Asia Pacific Operations
Australia	$11.2	$6.5
Hong Kong	28.9	15.2
Singapore	0.4	0.2

Liquidity and Capital Resource Outlook

        Historically, our working capital, stock repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our Macgregor and Plexus Group Inc. acquisitions, which required long term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our 2011 revolving credit agreement (see Financing Activities). However, our ability to borrow additional funds may be inhibited by financial lending institutions' ability or willingness to lend to us on commercially acceptable terms.

Non-GAAP Financial Measures

        To supplement our financial information presented in accordance with U.S. GAAP, management uses certain "non-GAAP financial measures" as such term is defined in SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company's operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain unique and/or non-recurring items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management's control, such as foreign currency exchange rates. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into our financial position and operating performance.

        Disclosures of commissions and fees and overall revenues excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of the underlying growth in commissions and fees and overall revenues by excluding these fluctuations outside of management's control that impact the overall comparability. Underlying commissions and fees and overall revenues should be viewed in addition to, and not as an alternative to, commissions and fees and overall revenues as determined in accordance with U.S. GAAP.

        Adjusted operating expense and adjusted net income disclosures excluding goodwill impairment, restructuring charges, write-off of capitalized software development and acquisition costs are provided to facilitate the relevant period-to-period comparison of expenses and net income by excluding these unusual items that impact overall comparability. These non-GAAP measures should be viewed in addition to, and not as an alternative to, expenses and net income as determined in accordance with U.S. GAAP.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

        The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts. Associated with its membership, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house. While the rules governing different exchange or clearinghouse memberships vary, in general, the Company's guarantee obligations would arise only if the exchange had previously exhausted its resources. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Aggregate Contractual Obligations

        As of December 31, 2010, our contractual obligations and other commercial commitments amounted to $103.6 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$30,335	$19,399	$9,930	$1,006	$—
Operating lease obligations	66,170	14,060	23,967	17,697	10,446
Minimum payments under certain employment arrangements	7,111	7,111	—	—	—

Total	$103,616	$40,570	$33,897	$18,703	$10,446

        The above information excludes $12.4 million of unrecognized tax benefits discussed in Note 14, Income Taxes, to our consolidated financial statements because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

        As part of the $150 million, three-year credit agreement we entered into on January 31, 2011, we are required to pay a commitment fee of 0.50% on any unborrowed amounts.

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

        Under the income approach, the fair value of the reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent on a discounted cash flow model for each of our reporting units which incorporates a cash flow forecast plus a terminal value (a commonly used methodology to capture the present value of perpetual cash flows assuming an estimated sustainable long term growth rate). Such forecasts consider business plans, historical and anticipated future results based upon our expectations for future product offerings, our market opportunities and challenges and other factors. The discount rates used to determine the present value of future cash flows are based upon an adjusted version of the Capital Asset Pricing Model ("CAPM") to estimate the required rate of return on equity capital. The CAPM measures the rate of return required by investors given a company's risk profile. Significant revisions to any of these estimates could lead to an impairment of all or a portion of goodwill in future periods.

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

        Prior to our annual impairment test in the fourth quarter of 2010, indicators of potential impairment since our last annual test caused us to perform interim impairments tests on a quarterly basis. Those indicators included a prolonged decrease in market capitalization below book value, a decline in recent operating results in comparison to prior years and the significant near-term uncertainty on both the global economic recovery and the outlook for our industry. Our interim impairment tests applied the same valuation technique, sensitivity analyses and risk profile attributes used in our prior annual impairment test to our updated quarterly cash flow forecasts.

        Based on the results of our quarterly interim testing, no step one goodwill impairment was indicated for our U.S., European and Hong Kong reporting units, as the fair value of each of these units was determined to be in excess of its carrying value. Each interim test employed a revised quarterly forecast and none of the outcomes of the sensitivity analyses performed impacted the step one conclusions. In contrast, our Australian reporting unit failed its step one impairment testing at June 30, 2010 as its fair value was determined to be below its carrying value. Our step two analysis determined the implied fair value of its goodwill to be fully impaired, resulting in a $5.4 million non-cash charge against earnings in the second quarter.

        We performed our annual impairment testing using carrying values as of October 1, 2010. The carrying value of each reporting unit includes the assets and liabilities necessary to operate as a business and generate the cash flows used to determine the fair value of the reporting unit. The sum of the carrying values for all the reporting units equals the reported book value of the consolidated Company.

        A summary of our goodwill by reporting unit, as well as other critical assumptions used, is as follows:

	Goodwill ($ in thousands)	% of Total	Discount Rate	Terminal Growth Rate	% Reporting Unit Fair Value Exceeds its Carrying Value
U.S. Operations	$439,294	94%	12.0%	5%	25%
European Operations	28,484	6%	12.0%	5%	57%
Asia Pacific Operations:
Hong Kong	701	0%	11.5%	5%	164%

Total	$468,479	100%

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

        As a corroborative source of information, we reconcile our estimated fair value to within a reasonable range of our market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of our reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. We also monitor movement in the price of our common shares subsequent to our annual goodwill impairment testing date. ITG common shares closed at $14.29 and $16.37 per share on October 1 and December 31, 2010, respectively, and have continued to trend higher in 2011. The forecast used to calculate fair value assumes our current expectation for the realization of synergies with ITG Investment Research in 2011 and improvements in the U.S. economy that we expect will positively impact our business in 2011 and forward. We have rolled our impairment analysis forward to December 31, 2010 using the same forecast assumptions and updated amounts for discount rate and control premium factors and carrying values and have concluded that there is no impairment of goodwill or intangible assets at December 31, 2010.

        While we have determined the estimated fair values of our reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment testing as of October 1, 2010 and December 31, 2010 will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in our judgment. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, or if our market capitalization declines further below our reported book value, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2011 or prior to that, if any indications of potential impairment are present outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Share-Based Compensation

        In accordance with ASC 718, Compensation—Stock Compensation, share-based payment transactions require the application of a fair value methodology that involves various assumptions. The fair value of options awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. The fair value of restricted share awards with a market condition is estimated on the date of grant using a Monte Carlo model. A Monte Carlo simulation is an iterative technique designed to estimate future payouts by taking into account our current stock price, the volatility of our common stock, risk-free rates, and a risk-neutral valuation methodology.

        Although both models meet the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

        ASC 718 requires us to estimate forfeitures at grant date (rather than recognizing forfeitures as incurred). For the year ended December 31, 2010, a 10% change (increase or decrease) in estimated forfeitures would result in a change to our pre-tax income of under $0.1 million.

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

Recently Adopted Accounting Standards

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, Fair Value Measurement and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The ASU requires new disclosures including significant transfers in and out of Level 1 and Level 2 fair value measurements and a reconciliation of Level 3 fair value measurements including purchases, sales, issuances and settlements on a gross basis. The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities (instead of major category) and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements that fall in either Level 2 or Level 3. The majority of the provisions of this update, including those applicable to us, were effective for annual and interim periods beginning after December 15, 2009, with the remainder being effective for interim and annual reporting periods beginning after December 15, 2010. Early adoption is permitted. The adoption of the guidance effective in the first quarter of 2010 did not have a material impact on our Company's disclosures nor do we expect the adoption of the remaining guidance in the first quarter of 2011 to impact our disclosures.

        In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. It became effective with interim and annual financial periods ending after June 15, 2009. In February 2010, the FASB modified this guidance through the issuance of ASU 2010-09 Subsequent Event (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for companies that file with the SEC to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted in the first quarter of 2010 without any material impact.

Accounting Standards Not Yet Adopted

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, providing guidance relating to revenue recognition in multiple element arrangements. The new guidance requires entities to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method) and eliminates the use of the residual method of allocation. The relative-selling-price method requires that the determination for each deliverable be consistent with the objective of determining vendor-specific evidence of fair value (the price at which each element would be sold on a stand-alone basis), and requires the use of a hierarchy designed to maximize the use of available, objective evidence to support its selling price.

        In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, providing guidance relating to revenue arrangements that include software elements. Currently, if the software is considered more than incidental to the product or services, the entire arrangement is accounted for under ASC 985-605, Software—Revenue Recognition. Under the new guidance many of these arrangements will be accounted for as multiple element arrangements as follows: (i) the tangible element of the product will always be outside the scope of ASC 985-605, (ii) the software elements of tangible products are outside the scope of ASC 985-605 when the software elements and non-software elements function together to deliver the products essential functionality and (iii) undelivered elements in the arrangement related to the non-software components are excluded from the software revenue recognition guidance.

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

        The adoption of these standards and amendments is not expected to have a material impact on our consolidated results of operations or financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk refers to the potential for adverse changes in the value of a company's financial instruments as a result of changes in market conditions. We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates and equity prices. We do not hold or issue financial instruments for trading purposes on a long-term basis. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

        We have performed sensitivity analyses on different tests of market risk as described in the following sections to estimate the impacts of a hypothetical change in market conditions on the U.S. Dollar value of non-U.S. Dollar-based revenues associated with our Canadian, European and Asia Pacific Operations. Estimated potential losses assume the occurrence of certain adverse market conditions. Such estimates do not consider the potential effect of favorable changes in market factors and also do not represent management's expectations of projected losses in fair value. We do not foresee any significant changes in the strategies we use to manage interest rate risk, foreign currency risk or equity price risk in the near future.

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and our revolving credit facility. Since our new $150.0 million credit facility is specifically earmarked for limited short-term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $366.7 million and $379.4 million as of December 31, 2010 and 2009, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

Foreign Currency Risk

        We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. Additionally, we maintain a technology development facility in Israel. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar, Hong Kong Dollar and Israeli New Shekel. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this financial statement risk. Non-U.S. Dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. The Company may at times hedge small amounts of the Non-U.S. dollar cash balances to mitigate exposure.

        Approximately 32% and 28% of our revenues for the years ended December 31, 2010 and 2009, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2010 and 2009, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates against the U.S. Dollar would have resulted in a decrease in net income of $1.2 million and $2.0 million, respectively.

Equity Price Risk

        Equity price risk results from exposure to changes in the prices of equity securities on positions held due to trading errors, including client errors and our own errors, and from principal trading activities, primarily on an intra-day basis. Equity price risk can arise from liquidating all such principal positions. Accordingly, we maintain policies and procedures regarding the management of our principal trading accounts, which require review by a supervisory principal. It is our policy to attempt to trade out of all positions by the end of the day. However, at times, we hold positions overnight if we are unable to trade out of positions during the day. In addition, certain positions may be liquidated over a period of time in an effort to minimize market impact, and we may incur losses relating to such positions. We may also have positions in exchange traded funds ("ETFs") with offsetting positions in the underlying securities as part of an ETF creation and redemption service that we provide to clients.

        We manage equity price risk associated with open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. In addition, our operations and trading departments review all trades that are open at the end of the day.

Cash Management Risk

        Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after-tax rate of return. Our policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. Our first priority is to reduce the risk of principal loss. We seek to preserve our invested funds by limiting default risk, market risk, and re-investment risk. We attempt to mitigate default risk by investing principally in U.S. government money market mutual funds and other short-term government debt-based instruments.

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2010 and 2009, our unrestricted cash and cash equivalents and mutual fund securities owned were $322.1 million and $336.1 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 28, 2011

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$317,010	$330,879
Cash restricted or segregated under regulations and other	68,965	95,787
Deposits with clearing organizations	14,235	14,891
Securities owned, at fair value	25,789	6,768
Receivables from brokers, dealers and clearing organizations	865,251	364,436
Receivables from customers	606,256	298,342
Premises and equipment, net	34,790	41,437
Capitalized software, net	62,507	68,913
Goodwill	468,479	425,301
Other intangibles, net	36,784	27,263
Income taxes receivable	5,561	13,897
Deferred taxes	4,902	2,910
Other assets	20,324	12,279

Total assets	$2,530,853	$1,703,103

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$195,109	$209,496
Payables to brokers, dealers and clearing organizations	1,139,958	248,664
Payables to customers	272,027	299,200
Securities sold, not yet purchased, at fair value	19,362	31
Income taxes payable	16,215	14,113
Deferred taxes	18,114	16,999
Long term debt	—	46,900

Total liabilities	1,660,785	835,403

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,790,608 and 51,682,153 shares issued at December 31, 2010 and 2009, respectively	518	517
Additional paid-in capital	246,085	233,374
Retained earnings	833,133	809,153
Common stock held in treasury, at cost; 10,524,757 and 7,891,717 shares at December 31, 2010 and 2009, respectively	(220,161)	(182,743)
Accumulated other comprehensive income (net of tax)	10,493	7,399

Total stockholders' equity	870,068	867,700

Total liabilities and stockholders' equity	$2,530,853	$1,703,103

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Commissions and fees	$469,005	$531,998	$654,889
Recurring	93,186	87,483	87,991
Other	8,563	13,588	20,103

Total revenues	570,754	633,069	762,983

Expenses:
Compensation and employee benefits	215,886	235,518	256,511
Transaction processing	85,387	95,618	95,078
Occupancy and equipment	59,905	59,950	57,816
Telecommunications and data processing services	53,473	54,549	53,243
Other general and administrative	94,253	83,028	97,556
Goodwill impairment	5,375	—	—
Restructuring charges	4,062	25,444	—
Acquisition related costs	2,409	—	—
Interest expense	671	2,511	7,253

Total expenses	521,421	556,618	567,457

Income before income tax expense	49,333	76,451	195,526
Income tax expense	25,353	33,617	80,884

Net income	$23,980	$42,834	$114,642

Earnings per share:
Basic	$0.56	$0.98	$2.64

Diluted	$0.55	$0.97	$2.61

Basic weighted average number of common shares outstanding	42,767	43,538	43,503

Diluted weighted average number of common shares outstanding	43,496	44,018	43,987

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2007	$—	$515	$210,071	$651,677	$(177,928)	$19,960	$704,295

Net income	—	—	—	114,642	—	—	114,642
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(26,195)	(26,195)
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	(54)	(54)
Unrealized gain on hedging instruments (net of tax)	—	—	—	—	—	210	210

Comprehensive income							$88,603

Issuance of common stock for stock options (202,083 shares), restricted share awards (147,223 shares) and employee stock unit awards (157,449 shares), including excess tax benefit of $2.8 million	—	—	(2,957)	—	10,921	—	7,964
Issuance of common stock for the employee stock purchase plan (79,085 shares)	—	1	2,317	—	—	—	2,318
Purchase of common stock (698,737 shares)	—	—	—	—	(23,020)	—	(23,020)
Shares withheld for net settlements of share-based awards (105,804 shares)					(3,179)		(3,179)
Share-based compensation	—	—	10,399	—	—	—	10,399

Balance at December 31, 2008	$—	$516	$219,830	$766,319	$(193,206)	$(6,079)	$787,380

Net income	—	—	—	42,834	—	—	42,834
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	13,278	13,278
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	(69)	(69)
Reclassification adjustment for losses recognized in net income (net of tax)	—	—	—	—	—	269	269

Comprehensive income							$56,312

Issuance of common stock for stock options (214,445 shares), restricted share awards (183,513 shares) and employee stock unit awards (168,248 shares), including tax benefit shortfall of $1.5 million	—	—	(5,545)	—	13,115	—	7,570
Issuance of common stock for the employee stock purchase plan (99,847 shares)	—	1	1,832	—	—	—	1,833
Shares withheld for net settlements of share-based awards (119,801 shares)					(2,652)		(2,652)
Share-based compensation	—	—	17,257	—	—	—	17,257

Balance at December 31, 2009	$—	$517	$233,374	$809,153	$(182,743)	$7,399	$867,700

Net income	—	—	—	23,980	—	—	23,980
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,939	2,939
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	155	155

Comprehensive income							27,074

Issuance of common stock for stock options (125,268 shares), restricted share awards (317,489 shares) and employee stock unit awards (311,106 shares), including tax benefit shortfall of $2.2 million	—	—	(9,925)	—	16,961	—	7,036
Issuance of common stock for the employee stock purchase plan (108,454 shares)	—	1	1,650	—	—	—	1,651
Majestic acquisition replacement awards	—	—	2,994	—	—	—	2,994
Purchase of common stock (3,151,828 shares)	—	—	—	—	(50,284)	—	(50,284)
Shares withheld for net settlements of share-based awards (235,075 shares)					(4,095)		(4,095)
Share-based compensation	—	—	17,992	—	—	—	17,992

Balance at December 31, 2010	$—	$518	$246,085	$833,133	$(220,161)	$10,493	$870,068

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$23,980	$42,834	$114,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,373	60,746	54,180
Deferred income tax (benefit) expense	(4,315)	8,501	12,603
Loss on securities owned	—	—	1,519
Provision for doubtful accounts	178	(1,689)	697
Share-based compensation	18,006	15,983	10,399
Capitalized software write-off	6,091	—	—
Non-cash restructuring charges, net	1,461	5,536	—
Goodwill impairment	5,375	—	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	25,843	(18,479)	(5,676)
Deposits with clearing organizations	656	28,350	4,405
Securities owned, at fair value	(18,058)	(363)	43
Receivables from brokers, dealers and clearing organizations	(503,140)	(11,099)	169,228
Receivables from customers	(290,031)	26,807	304,609
Accounts payable and accrued expenses	(31,995)	(15,865)	37,199
Payables to brokers, dealers and clearing organizations	889,457	1,513	(211,586)
Payables to customers	(37,698)	(18,082)	(108,642)
Securities sold, not yet purchased, at fair value	18,347	(2,452)	1,631
Income taxes receivable/payable	10,446	(24,823)	3,120
Excess tax benefit from share-based payment arrangements	—	(274)	(2,787)
Other, net	(867)	290	(5,722)

Net cash provided by operating activities	176,109	97,434	379,862

Cash Flows from Investing Activities:
Acquisition of subsidiaries and minority interests, net of cash acquired	(48,926)	(1,937)	(5,714)
Acquisition of patent	—	(450)	—
Capital purchases	(14,697)	(15,231)	(26,206)
Capitalization of software development costs	(38,480)	(42,841)	(40,956)
Proceeds from sale of investments	—	—	2,815

Net cash used in investing activities	(102,103)	(60,459)	(70,061)

Cash Flows from Financing Activities:
Repayments of short-term bank loans	—	(24,900)	(76,500)
Repayments of long term debt	(46,900)	(47,600)	(38,000)
Excess tax benefit from share-based payment arrangements	—	274	2,787
Common stock issued	10,896	10,934	7,496
Common stock repurchased	(50,284)	—	(23,020)
Shares withheld for net settlements of share-based awards	(4,095)	(2,652)	(3,179)

Net cash used in financing activities	(90,383)	(63,944)	(130,416)

Effect of exchange rate changes on cash and cash equivalents	2,508	4,888	(10,182)

Net (decrease) increase in cash and cash equivalents	(13,869)	(22,081)	169,203

Cash and cash equivalents—beginning of year	330,879	352,960	183,757

Cash and cash equivalents—end of year	$317,010	$330,879	$352,960

Supplemental cash flow information:
Interest paid	$1,343	$6,478	$11,117
Income taxes paid	$19,345	$51,930	$62,808
Majestic acquisition replacement awards	$2,994	—	—

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. (a self clearing broker-dealer of equity securities), AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), United States ("U.S.") broker-dealers, (2) Investment Technology Group Limited ("ITGL"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc. ("ITG Solutions Network"), a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community and ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data driven investment and market research.

        ITG is an independent agency research broker that partners with asset managers globally to improve performance throughout the investment process. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research insights grounded in data. Asset managers rely on ITG's independence, experience and intellectual capital to help mitigate risk, improve performance, and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

        The Company's reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24, Segment Reporting, to the consolidated financial statements, which also includes financial information about geographic areas). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and asset managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research service businesses in Europe and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in Australia and Hong Kong.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent ownership), in which the Company has the ability to exercise significant influence but has neither a controlling interest nor is the primary beneficiary, are accounted for under the equity method.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in ASC 810, Consolidation, a partially-owned affiliate would be consolidated when it has less than a 50% ownership if the Company was the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

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

        Commissions and fees are derived primarily from (1) commissions charged for trade execution services, (2) income generated from net executions, whereby orders are filled at different prices within or at the National Best Bid and Offer and (3) commission sharing arrangements.

        Recurring revenues are derived from the following primary sources: (1) connectivity fees, (2) software and analytical products and services, (3) maintenance and customer technical support on the Company's order management system and (4) subscription revenue generated from the usage of investment research.

        Substantially all of the Company's recurring revenue arrangements do not require significant modification or customization of the underlying software. Accordingly, the vast majority of software revenue is recognized pursuant to the requirements of ASC 985, Software. Specifically, revenue recognition from subscriptions, maintenance, customer technical support and professional services commences when all of the following criteria are met: (1) persuasive evidence of a legally binding arrangement with a customer exists, (2) delivery has occurred, (3) the fee is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable. Where software is provided under a hosting arrangement, revenue is accounted for as a service arrangement since the customer does not have the contractual right to take possession of the software at any time during the hosting period without significant penalty (or it is not feasible for the customer to run the software on either its own hardware or third party hardware).

        Subscription agreements for software products generally include provisions that, among other things, allow customers to receive unspecified future software upgrades for no additional fee, as well as the right to use the software products with maintenance for the term of the agreement, typically one to three years. Under these agreements, once all four of the above noted revenue recognition criteria are met, revenue is recognized ratably over the term of the subscription agreement. If a subscription agreement includes an acceptance provision, revenue is not recognized until the earlier of the receipt of written acceptance from the customer or, if not notified by the customer to cancel the license agreement, the expiration of the acceptance period.

        Other revenues include: (1) income from principal trading, (2) the net interest spread earned on securities borrowed and loaned matched book transactions, (3) non-recurring professional services, such as one-time implementation and customer training related activities, (4) investment and interest

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income, (5) interest income on securities borrowed in connection with customers' settlement activities and (6) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including client errors and accommodations).

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

Securities Transactions

        Receivables from brokers, dealers and clearing organizations include amounts receivable for fails to deliver, cash deposits for securities borrowed, amounts receivable on open transactions from clearing organizations and non-U.S. broker-dealers and commissions and fees receivable. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, amounts payable on open transactions to clearing organizations and non-U.S. broker-dealers, securities loaned and execution cost payables. Receivables from customers consist of customer fails to deliver, amounts receivable on open transactions from non-U.S. customers, commissions and fees earned and receivables billed for research services, net of an allowance for doubtful accounts. Payables to customers primarily consist of customer fails to receive and amounts payable on open transactions to non-U.S. customers. Commissions and fees and related expenses for all securities transactions are recorded on a trade date basis.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions are recorded at the amount of cash collateral advanced or received adjusted for additional collateral obtained or received.

        The Company engages in securities borrowed and securities loaned transactions as part of its U.S. self-clearing process primarily to facilitate customer transactions, including shortened or extended settlement activities and for failed settlements. On these transactions, interest income for securities borrowed is recorded in other revenue while interest expense from securities loaned is recorded in transaction processing expense on the Consolidated Statements of Income.

        The Company also operates a matched book business where securities are borrowed from one party for the express purpose of loaning such securities to another party, generating a net interest spread. The Company records the net interest earned on these transactions in other revenue on the Consolidated Statements of Income.

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

        Client commissions allocated for research and related prepaid and accrued research balances for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in millions):

	2010	2009	2008
Client commissions	$155.8	$180.3	$189.3

Prepaid research, gross	$4.6	$5.3	$4.6
Allowance for prepaid research	(0.4)	(0.5)	(1.0)

Prepaid research, net of allowance	$4.2	$4.8	$3.6

Accrued research payable	$41.6	$39.0	$44.3

Capitalized Software

        Software development costs are capitalized when the technological feasibility of a product has been established. Technological feasibility is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet design specifications are completed. All costs incurred to establish technological feasibility are expensed as incurred. Capitalized software costs are amortized using the straight-line method over a three year period beginning when the product is available for general release to customers.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs are included in other general and administrative expenses and compensation and employee benefits in the

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Income are estimated at $49.1 million, $43.1 million and $39.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Business Combinations, Goodwill and Other Intangibles

        Assets acquired and liabilities assumed are recorded at their fair values on the date of acquisition. The cost to be allocated in a business combination includes consideration paid to the sellers, including cash and the fair values of assets distributed and the fair values of liabilities assumed. Both direct (e.g., legal and professional fees) and indirect costs of the business combination are expensed as incurred. (Prior to January 1, 2009, direct costs of business combinations were recognized as part of the cost of the acquired entity.) Certain agreements to acquire entities include potential additional consideration that is payable contingent on the acquired company maintaining or achieving specified earnings levels in future periods. For acquisitions that took place prior to January 1, 2009 the fair value of the consideration issued or issuable is recorded as an additional cost of the acquired entity when the contingency is resolved and additional consideration is distributable. For acquisitions occurring after January 1, 2009, the fair value of any contingent consideration would be recognized on the acquisition date with subsequent changes in that fair value reflected in income. The consolidated financial statements and results of operations reflect an acquired business from the date of acquisition.

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

        Goodwill is assessed no less than annually for impairment. The fair values used in our impairment testing are determined by the discounted cash flow method (an income approach) and where appropriate, a combination of the discounted cash flow method and the guideline company method (a market approach). An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. In determining the fair value of each of the Company's reporting units, the discounted cash flow analyses employed require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company's 2010 discounted cash flow analyses were based on financial forecasts, which in turn were based on the 2011 annual budget developed internally by management. The Company's discount rate assumptions are based on a determination of its required rate of return on equity capital.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based Compensation

        Share-based compensation expense requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. For awards with graded vesting schedules that only have service conditions, the Company recognizes compensation cost evenly over the requisite service period for the entire award using the straight-line attribution method. For awards with both service and performance conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2010, 2009 and 2008:

	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	1.5%	2.3%	3.0%
Expected volatility	44%	49%	36%
Expected life (years)	4.00	4.00	3.94

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

        Certain restricted stock awards granted have both service and market conditions. Awards with market conditions are valued based on (a) the grant date fair value of the award for equity-based awards or (b) the period-end fair value for liability based awards. Fair value for market condition based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's common stock. Compensation costs for awards with market conditions are recognized on a graded vesting basis over the estimated service period calculated by the Monte Carlo simulation model.

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

(3)   Restructuring Charges

        In connection with the integration of ITG Investment Research, in the fourth quarter of 2010 the Company decided to close its Westchester, NY office and relocate the staff, primarily sales traders and support, to its New York City office and incurred a one-time restructuring charge of $2.3 million, consisting of lease abandonment ($2.2 million) and employee severance ($0.1 million). Payments against these accrued costs will begin in 2011 and are expected to continue through 2016. Related cost savings for 2011 are estimated at $0.8 million.

        In the second quarter of 2010, the Company implemented a plan to close its on-shore operations in Japan to lower costs and reduce capital requirements. The annual expenses for the on-shore Japanese operations were approximately $4 million and the amount of regulatory capital deployed exceeded $20 million. In connection with this move, a one-time charge of $2.1 million was recorded for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software, net of a partial offset for cumulative translation gains that were reclassified to operations following the substantial liquidation of the Japanese subsidiary.

        The following table summarizes the pre-tax charges incurred by the Asia Pacific Operations segment during 2010 (dollars in thousands). These charges are classified as restructuring charges in the Consolidated Statements of Income.

2010
Employee separation and related costs	$1,282
Contract termination charges	160
Asset write-offs:
Capitalized software	690
Fixed assets	240
Other assets	146
Reclassification of cumulative translation gain	(442)

Total restructuring charges	$2,076

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Employee separation and related costs pertain to the termination of 15 employees. The contract termination charges primarily consist of charges to terminate a lease agreement.

        Activity and liability balances recorded as part of the Asia Pacific restructuring plan through December 31, 2010 are as follows (dollars in thousands):

	Employee separation and related costs	Contract termination charges	Asset write-offs	Currency Translation Gain	Total
Restructuring charges recognized	$1,282	$160	$1,076	$(442)	$2,076
Cash payments	(1,253)	(160)	—		(1,413)
Asset write-offs/translation gain	—	—	(1,076)	442	(634)
Acceleration of share-based compensation in additional paid-in capital	(29)	—	—		(29)
Other	—	11	—		11

Ending liability balance	$—	$11	$—	$—	$11

        Virtually all of the remaining accrued costs (included in accounts payable and accrued expenses) are expected to be paid during the first quarter of 2011.

        In the fourth quarter of 2009, the Company committed to a restructuring plan (aimed primarily at its U.S. Operations) to reengineer its operating model to focus on a leaner cost structure and a more selective deployment of resources towards those areas of our business that provide a sufficiently profitable return. As a result, a $25.4 million restructuring charge was recorded, which included costs related to employee separation, the consolidation of leased facilities and write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities. Employee separation and related costs pertain to the termination of 144 employees primarily from the U.S. Operations. The consolidation of leased facilities charges relate to non-cancelable leases which were vacated.

        The following table summarizes the changes in the Company's liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2009	$16,451	$1,568	$18,019
Utilized—cash	(16,083)	(715)	(16,798)
Non-cash adjustment	(291)	—	(291)

Balance at December 31, 2010	$77	$853	$930

        Virtually all the remaining accrued costs are expected to be paid during 2011 except for payments related to the leased facilities and the settlement of restricted share awards which will continue through April 2012.

(4)   Fair Value Measurements

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value,

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$5,061	$5,061	$—	$—
U.S. government money market mutual funds	192,617	192,617	—	—
Money market mutual funds	7,971	7,971	—	—
Securities owned, at fair value:
Trading securities	19,051	19,051	—	—
Available-for-sale securities	1,662	1,662	—	—
Equity index mutual funds	3,402	3,402	—	—
Bond mutual funds	1,674	1,674	—	—

Total	$231,438	$231,438	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$9	$—	$9	$—
Securities sold, not yet purchased, at fair value:
Common stock	19,362	19,362	—	—

Total	$19,371	$19,362	$9	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$8,938	$8,938	$—	$—
U.S. government money market mutual funds	207,133	207,133	—	—
Money market mutual funds	4,514	4,514	—	—
Securities owned, at fair value:
Trading securities	125	125	—	—
Available-for-sale securities	1,403	1,403	—	—
Equity index mutual funds	3,357	3,357	—	—
Bond mutual funds	1,883	1,883	—	—

Total	$227,353	$227,353	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Common stock	31	31	—	—

Total	$34	$31	$3	$—

        Cash and cash equivalents other than bank deposits are measured at fair value and include U.S. government money market mutual funds.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during 2010 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total Losses
Capitalized software	$—	$—	$—	$—	$6,781
Goodwill—ITG Australia	—	—	—	—	5,375
Fixed assets	—	—	—		240

Total	$—	$—	$—	$—	$12,396

        The three items detailed above, after giving effect to the fair value measurement, had zero balances at December 31, 2010.

        Following the 2009 restructuring (see Note 3, Restructuring Charges), the Company continued to evolve its product development plan in the first quarter of 2010, and as a result determined that additional capitalized development initiatives of $6.1 million were not likely to be used. Included in other general and administrative expense on the Consolidated Statements of Income for 2010 is a charge of $6.1 million to write-off these amounts.

        As part of the restructuring of the Asia Pacific Operations (see Note 3, Restructuring Charges) non-cash write-offs of fixed assets and capitalized software ($0.9 million) were recorded and included in restructuring charges on the Consolidated Statements of Income as of the second quarter of 2010.

        ITG Australia goodwill with a carrying value of $5.4 million was written down to its implied fair value of zero, resulting in an impairment charge of $5.4 million in the second quarter of 2010 (see Note 7, Goodwill and Other Intangibles).

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Economic Hedges

        The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at December 31, 2010.

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

Fair Values and Effects of Derivatives Held

        Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Consolidated Statements of Financial Condition. The following table summarizes the fair values of derivative instruments at December 31 (dollars in thousands). There were no derivatives designated as hedging instruments in either period.

	Asset/(Liability) Derivatives Fair Value
Derivatives not designated as hedging instruments:	December 31 2010	December 31, 2009
Currency forward contracts	$(9)	$(3)

Total derivatives not designated as hedging instruments	(9)	(3)

Total derivatives	$(9)	$(3)

        All currency forward contracts open at December 31, 2010 matured in January 2011.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the impact the effective portion of derivative instruments had on the results of operations (dollars in thousands) at December 31. Losses were reclassified from accumulated other comprehensive income into interest expense on the Consolidated Statements of Income (see Note 16, Other Comprehensive Income).

	Gain/(Loss) Recognized in OCI (Effective Portion)		Gain/(Loss) Reclassified from OCI into Income (Effective Portion)
	2010	2009	2010	2009
Interest rate swaps	$—	$—	$—	$(450)

Total	$—	$—	$—	$(450)

        As of December 31, 2010 and 2009, no derivative instruments were deemed ineffective; therefore no gain or loss was recognized in the Consolidated Statements of Income.

        The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations, which are recorded in other general and administrative expense in the Consolidated Statements of Income at December 31 (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2010	2009
Currency forward contracts	$144	$270

Total	$144	$270

(6)   Acquisitions

Majestic Research Corp.

        On October 25, 2010, the Company acquired Majestic Research Corp. ("Majestic"), a privately held, independent provider of data-driven equity research for the institutional investment community for $56.1 million. Majestic (now ITG Investment Research) helps investors gain independent perspectives on companies and their sectors based on proprietary data sources and rigorous analysis, providing coverage of 17 industry sectors as well as macroeconomics and customized research reports to institutional investors and corporate clients. This acquisition is part of the Company's strategy to expand its addressable market and compete for research driven commissions.

        The results of ITG Investment Research have been included in the Company's consolidated financial statements since its acquisition date. The $56.1 million purchase price for Majestic is comprised of $53.1 million in cash and $3.0 million in converted equity awards. In connection with the acquisition, the Company also incurred approximately $2.4 million of acquisition related costs, including legal fees and other professional fees, accelerated employee equity awards and severance costs, which were classified as acquisition related costs in the Consolidated Statements of Income.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The assets and liabilities of Majestic were recorded as of the acquisition date, at their respective fair values, under business combination accounting. The preliminary purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed as follows:

Cash	$7,151
Accounts receivable, net	3,194
Customer related intangible assets	12,500
Deferred tax assets	4,027
Other assets	1,133
Accounts payable and accrued liabilities	(10,098)
Deferred revenue	(5,093)
Deferred tax liabilities	(5,182)
Other liabilities	(134)
Goodwill	48,573

Total purchase price	$56,071

        The above purchase price allocation is based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period. The primary area subject to change is the finalization of a purchase price adjustment which would impact the final calculation of residual goodwill.

        The goodwill and customer related intangible asset were assigned to the U.S. Operations segment. The goodwill is not deductible for tax purposes. The acquired customer related intangible asset of $12.5 million has a 12 year useful life. The pro forma results of the Majestic acquisition would not have been material to the Company's result of operations.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the $22.9 million purchase price and $0.6 million was recognized as expense over the appropriate period since the acquisition date as it was considered to be compensatory.

        Pursuant to the purchase agreement, a guaranteed payment of $7.5 million is payable in 2011, of which $5.6 million was included in the purchase price of $22.9 million. The remaining $1.9 million is considered compensatory and was recognized as expense over the appropriate period through December 31, 2010. However, due to employee terminations resulting in payout forfeitures, the $1.9 million was adjusted down by $0.1 million to $1.8 million. As a result, a guaranteed payment of $7.4 million was made in January 2011.

        The purchase agreement provided for additional contingent payments of up to $12.5 million based on 2008 to 2010 cumulative results, with approximately $7.0 million of such payments to be recognized as expense in the appropriate periods as this amount was considered to be compensatory. Based on the three year cumulative results ending December 31, 2010, we do not anticipate that the above noted contingent payments will be required.

(7)   Goodwill and Other Intangibles

Goodwill

        The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2009 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Gross goodwill at December 31, 2008	$389,079	$28,524	$6,293	$423,896
Accumulated impairment losses	—	—	—	—

Net goodwill at December 31, 2008	$389,079	$28,524	$6,293	$423,896

2009 Activity:
ITG Derivatives purchase price adjustment	1,937	—	—	1,937
Currency translation adjustment	(295)	(57)	(180)	(532)

Gross goodwill at December 31, 2009	$390,721	$28,467	$6,113	$425,301
Accumulated impairment losses	—	—	—	—

Net goodwill at December 31, 2009	$390,721	$28,467	$6,113	$425,301

2010 Activity:
Impairment losses	—	—	(5,375)	(5,375)
Acquisition of Majestic Research Corp.	48,573	—	—	48,573
Currency translation adjustment	—	17	(37)	(20)

Gross goodwill at December 31, 2010	$439,294	$28,484	$6,076	$473,854
Accumulated impairment losses	—	—	(5,375)	(5,375)

Net goodwill at December 31, 2010	$439,294	$28,484	$701	$468,479

        Goodwill is assessed no less than annually for impairment (see Note 2, Summary of Significant Accounting Policies). During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in the Company's market capitalization, a decline in the Company's recent operating results in comparison to prior years, and the significant near-term uncertainty related

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to both the global economic recovery and the outlook for the Company's industry. As part of the June 30, 2010 interim test, it was determined that $5.4 million of goodwill related to the Company's Australian operations was impaired, as its fair value was determined to be below its carrying value, resulting in a $5.4 million non-cash charge against earnings in the second quarter. If there is a further reduction in profitability or in ITG's share price, the Company may be required to record additional impairment charges on goodwill. Since goodwill comprises a substantial portion of its balance sheet, such charges could have a material impact on the Company's consolidated financial statements.

Other Intangible Assets

        Acquired other intangible assets consisted of the following at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,036	$10,400	$780	5.0
Customer related intangibles	20,901	2,571	8,401	1,919	7.1
Proprietary software	20,876	12,001	20,876	9,930	17.6
Trading rights	165	—	165	—	—
Other	50	—	50	—	—

Total	$52,392	$15,608	$39,892	$12,629

        During 2010, we recorded a $12.5 million customer related intangible asset with a useful life of 12 years related to the acquisition of Majestic.

        At December 31, 2010, indefinite-lived intangibles not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name. Amortization expense for definite-lived intangibles was $3.0 million, $3.3 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively and was included in other general and administrative expense in the Consolidated Statements of Income.

        The Company's estimate of future amortization expense for acquired other intangibles that exist at December 31, 2010 is as follows (dollars in thousands):

Year	Estimated Amortization
2011	$3,812
2012	3,812
2013	3,812
2014	3,257
2015	1,907
Thereafter	11,571

Total	$28,171

        The Company performed its annual impairment testing as of October 1 and determined that there was no impairment of the carrying values of goodwill or other intangible assets in the periods presented.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Cash Restricted or Segregated Under Regulations and Other

        Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers ("Special Reserve Bank Account") maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act ("Customer Protection Rule"), (iii) funds relating to the securitization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade clearing and settlement activity, (v) segregated balances under a collateral account control agreement for the benefit of certain customers (vi) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases and (vii) funds relating to the securitization of a letter of credit supporting an ITG Investment Research lease.

(9)   Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31 (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2010	2009	2010	2009
Corporate stocks—trading securities	$19,051	$125	$19,362	$31
Corporate stocks—available-for-sale	1,662	1,403	—	—
Mutual funds	5,076	5,240	—	—

Total	$25,789	$6,768	$19,362	$31

        Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange traded funds on behalf of clients.

Available-for-Sale Securities

        Unrealized holding gains and losses for available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows as of December 31 (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	2010	2009
Positions with net gains	$86	$—
Positions with net (losses)	—	(69)

Total gain/(loss)	$86	$(69)

        There were no sales of available-for-sale securities during 2010 or 2009.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	2010	2009	2010	2009
Broker-dealers	$246,560	$303,072	$403,432	$196,042
Clearing organizations	413	5,401	108,526	2
Securities borrowed	618,662	56,266	—	—
Securities loaned	—	—	628,000	52,620
Allowance for doubtful accounts	(384)	(303)	—	—

Total	$865,251	$364,436	$1,139,958	$248,664

Receivables from and Payables to Customers

        The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	2010	2009	2010	2009
Customers	$607,286	$299,189	$272,027	$299,200
Allowance for doubtful accounts	(1,030)	(847)	—	—

Total	$606,256	$298,342	$272,027	$299,200

        The Company maintains an allowance for doubtful accounts based upon estimated collectibility of receivables. The allowance was increased by $0.2 million in 2010, following a decrease of $1.7 million in 2009 and an increase of $0.7 in 2008. Total write-offs against the allowance of $0.1 million, $0.3 million and $1.0 million were recorded during 2010, 2009 and 2008, respectively.

  Securities Borrowed and Loaned

        As of December 31, 2010, securities borrowed as part of the Company's matched book operations with a fair value of $596.9 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Consolidated Statements of Income for 2010 were as follows (dollars in thousands):

2010
Interest earned	$4,994
Interest incurred	(3,540)

Net	$1,454

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2010	2009
Furniture, fixtures and equipment	$123,321	$116,985
Leasehold improvements	30,928	29,841

	154,249	146,826
Less: accumulated depreciation and amortization	119,459	105,389

Total	$34,790	$41,437

        Depreciation and amortization expense relating to premises and equipment amounted to $21.2 million, $23.0 million and $21.8 million during the years ended December 31, 2010, 2009 and 2008, respectively, and is included in occupancy and equipment expense in the Consolidated Statements of Income.

(12) Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2010	2009
Capitalized software costs	$140,410	$129,616
Less: accumulated amortization	77,903	60,703

Total	$62,507	$68,913

        Software costs totaling $38.5 million and $42.8 million were capitalized in 2010 and 2009, respectively, related to the continued development of new features and functionalities across the entire ITG product line. This includes development of the new Triton Black product, as well as new enhancements to the algorithmic trading suite, and the adding of new liquidity sources to the POSIT Marketplace. The Company also continued to develop new features for pre and post trade product offerings as well as other products and tools that are designed to enhance and improve the customers' trading capabilities. ITG is also continuing to capitalize software related to its efforts to globalize product lines to serve international markets. During 2010, capitalized software costs and related accumulated amortization were each reduced by $21.1 million for fully amortized costs that are no longer in use. In 2010, $6.1 million of capitalized software that was not yet deployed was written off to other general and administrative expense due to changes in product priorities. This follows a $2.4 million write-off in 2009 of capitalized software not yet deployed as part of the fourth quarter restructuring.

        Capitalized software costs of $6.5 million and $7.7 million were not subject to amortization as of December 31, 2010 and 2009, respectively, as the underlying products were not yet available for release. Other general and administrative expenses in the Consolidated Statements of Income included $38.2 million, $34.5 million and $29.3 million related to the amortization of capitalized software costs in 2010, 2009 and 2008, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2010	2009
Accrued compensation and benefits	$63,423	$64,054
Accrued research payables	41,569	39,027
Trade payables	24,235	19,924
Deferred compensation	16,531	24,952
Deferred revenue	15,852	12,625
Acquisition payment obligation	9,314	6,981
Accrued transaction processing	3,336	4,621
Accrued restructuring	3,196	18,019
Other	17,653	19,293

Total	$195,109	$209,496

(14) Income Taxes

        Income tax expense consisted of the following components (dollars in thousands):

	2010	2009	2008
Current:
Federal	$18,524	$14,946	$41,180
State	5,026	3,160	16,537
Foreign	6,118	7,010	10,564

	29,668	25,116	68,281
Deferred:
Federal	(4,289)	7,224	8,936
State	(766)	664	4,404
Foreign	740	613	(737)

	(4,315)	8,501	12,603

Total	$25,353	$33,617	$80,884

        Income before income taxes consisted of the following (dollars in thousands):

	2010	2009	2008
U.S.	$45,000	$74,102	$180,988
Foreign	4,333	2,349	14,538

Total	$49,333	$76,451	$195,526

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax liability at December 31 were as follows (dollars in thousands):

	2010	2009
Deferred tax assets:
Deferred compensation	$13,999	$12,716
Net operating loss and capital loss carry forward	14,804	14,407
Share-based compensation	12,455	10,385
Allowance for doubtful accounts	569	598
Tax benefits on uncertain tax positions	2,459	2,229
Depreciation	1,868	2,068
Other	4,373	4,067

Total deferred tax assets	50,527	46,470
Less: valuation allowance	12,674	14,289

Total deferred tax assets, net of valuation allowance	37,853	32,181

Deferred tax liabilities:
Goodwill and other intangibles	(29,615)	(21,573)
Capitalized software	(20,122)	(23,428)
Other	(1,328)	(1,269)

Total deferred tax liabilities	(51,065)	(46,270)

Net deferred tax liabilities	$(13,212)	$(14,089)

        At December 31, 2010, the Company believes that it is more likely than not that future reversals of our existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance. Since 2009, the Company has maintained a full valuation allowance against Asia Pacific net operating losses and in 2010, a partial valuation allowance against European net operating losses in Ireland was recorded.

        Net operating loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong, Australia and Ireland operating losses	$59,037	Indefinite
United States	5,826	14 - 19 years

	$64,863

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	6.0	3.9	6.9
Foreign tax impact, net	9.8	5.9	(0.3)
Non-deductible acquisition costs	1.1	—	—
Other, net	(0.5)	(0.8)	(0.2)

Effective income tax rate	51.4%	44.0%	41.4%

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Current taxes payable was reduced by $2.8 million at December 31, 2008, relating to the exercise of employee stock options and the issuance of employee restricted share awards, while related tax shortfalls increased current taxes payable by $2.2 million and $1.5 million in 2010 and 2009, respectively. For further discussion, see Note 21, Employee and Non Employee Director Stock and Benefit Plans.

Tax Uncertainties

        Under ASC 740, a tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

        During 2010, uncertain tax positions in the U.S. were resolved for the 2006 and 2008 fiscal years resulting in a decrease in our liability of $0.8 million and the related deferred tax asset of $0.3 million. As a result of this, we recognized a net tax benefit of $0.1 million.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2010	2009	2008
Balance, January 1	$10,999	$18,376	$15,271
Additions based on tax positions related to the current year	2,088	2,551	4,290
Additions based on tax positions of prior years	897	731	5,082
Reductions for tax positions of prior years	(35)	(678)	(2)
Reductions due to settlements with taxing authorities	(758)	(9,767)	(4,876)
Reductions due to expiration of statute of limitations	(811)	(214)	(1,389)

Balance, December 31	$12,380	$10,999	$18,376

        Included in the balance at December 31, 2010, 2009 and 2008, are $10.8 million, $9.4 million and $13.6 million, respectively, of unrecognized tax benefits which, if recognized, would affect the Company's effective tax rate.

        With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2007. The Internal Revenue Service ("IRS") is currently examining the Company's U.S. federal income tax returns for 2007 and 2008. Certain state and local returns are also currently under various stages of audit. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2010, interest expense of $2.1 million, gross of related tax effects of $0.9 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2010, 2009 and 2008, the Company recognized $0.5 million, $0.2 million and $1.7 million, respectively, of tax related interest expense. Penalties of $0.1 million were recognized in 2010 and 2009 as a component of income tax expense. No such penalties were incurred during 2008.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Borrowings

Short Term Bank Loans

        The Company's U.S. securities clearance and settlement operations are funded with operating cash, securities loaned or with short-term bank loans. At December 31, 2010, the Company had an uncommitted pledge facility with JPMorgan Chase Bank, N.A. for this purpose. At December 31, 2010 and 2009, there were no short-term bank loans under these pledge facilities outstanding.

        On January 31, 2011, the Company established a committed $150 million three-year revolving credit agreement to support its U.S. securities clearance and settlement operations (see Note 26, Subsequent Event).

        The Company also has working capital facilities with various banks in the form of overdraft protection in Europe and Hong Kong, which are primarily used to support clearance and settlement activities. At December 31, 2010, there was no outstanding balance under these facilities.

2006 Credit Agreement

        On January 3, 2006, the Company entered into a $225 million credit agreement fully underwritten by a syndicate of banks. The credit agreement consisted of a five-year term loan in the amount of $200 million ("Term Loan") and a five-year revolving facility (expiring on December 31, 2010) in the amount of $25 million ("2006 Revolving Credit Facility"). The Term Loan and Revolving Credit Facility were secured by substantially all of the Company's assets. The Term Loan was utilized on January 3, 2006, to partially finance the Macgregor and Plexus Group Inc. acquisitions while the 2006 Revolving Credit Facility was available for working capital purposes. Interest on the Term Loan was based upon the Three-Month London Interbank Offered Rate ("LIBOR") plus an applicable margin.

        As of December 31, 2010, the Company had fully repaid the debt after making principal payments of $46.9 million during 2010. Principal payments on the Term Loan were $47.6 million during 2009. Interest expense on the credit facility, including amortization of debt issuance costs and net settlement payments on interest rate swaps, totaled $0.7 million, $2.5 million and $7.3 million in 2010, 2009 and 2008, respectively.

(16) Other Comprehensive Income

        The components and allocated tax effects of other comprehensive income for the periods ended December 31, 2010 and 2009 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After-Tax Effects
December 31, 2010
Currency translation adjustment	$10,407	$—	$10,407
Unrealized holding gain on securities, available-for-sale	144	(58)	86

Total	$10,551	$(58)	$10,493

December 31, 2009
Currency translation adjustment	$7,468	$—	$7,468
Unrealized holding loss on securities, available-for-sale	(115)	46	(69)

Total	$7,353	$46	$7,399

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

(17) Related Party Transactions

        In April 2010, the Company made a strategic minority investment in Disclosure Insight, Inc., a provider of independent fundamental research and diligence to the investment community. As part of the investment, the Company obtained certain distribution rights with respect to Disclosure Insight's products. During 2010, ITG paid Disclosure Insight, Inc. $0.2 million for this research.

        Prior to the purchase of BLOCKalert on July 30, 2008 (see Note 6, Acquisitions, for further details), the Company contracted with BLOCKalert to provide it with the use of technology and other services. The Company earned approximately $2.0 million for these services provided to BLOCKalert during 2008. Additionally, the Company paid BLOCKalert approximately $0.1 million for the use of the software during 2008.

(18) Off-Balance Sheet Risk and Concentration of Credit Risk

        The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts. The Company also accesses certain clearing houses through the memberships of third-parties. Associated with these memberships and third-party relationships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing houses. While the rules governing different exchange or clearinghouse memberships vary, in general the Company's obligations would arise only if the exchanges and clearinghouses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company's consolidated financial statements.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and clearing organizations and receivables from customers. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions.

(19) Net Capital Requirement

        ITG Inc., AlterNet, Blackwatch Brokerage Inc. ("Blackwatch") and ITG Derivatives are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet, ITG Derivatives and Blackwatch have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, $1.0 million and $5,000, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

        Net capital balances and the amounts in excess of required net capital at December 31, 2010 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$90.6	$89.6
AlterNet	6.2	6.0
Blackwatch	3.2	3.1
ITG Derivatives	5.7	4.7

        As of December 31, 2010, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2010, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$49.2	$48.7
European Operations
Europe	30.7	10.1
Asia Pacific Operations
Australia	11.2	6.5
Hong Kong	28.9	15.2
Singapore	0.4	0.2

(20) Stockholders' Equity

        The Company presently does not pay cash dividends on common stock as its policy is to retain earnings to finance the operations and expansion of its businesses and return capital to stockholders through repurchases. On July 30, 2008, the Board of Directors re-authorized the purchase of shares remaining under a prior 2.0 million share authorization and authorized the purchase of an additional

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.0 million shares of common stock. In July 2010, ITG's Board of Directors authorized the repurchase of an additional 4.0 million shares. Both authorizations have no expiration date. As of December 31, 2010, there were 2.9 million shares available for repurchase.

        During 2010, the Company repurchased approximately 3.4 million shares of ITG common stock at a cost of approximately $54.4 million, which was funded from the Company's available cash resources. Of these shares, 3.2 million were purchased under the Company's Board of Directors' authorization for a total cost of $50.3 million (average cost of $15.95 per share). An additional 235,075 of shares repurchased ($4.1 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        During 2009, the Company repurchased approximately 0.1 million shares of our common stock at a cost of approximately $2.7 million solely to satisfy the minimum statutory employee withholding tax upon the net settlement of equity awards.

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

(21) Employee and Non Employee Director Stock and Benefit Plans

        The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by the Company's stockholders and became effective on May 8, 2007 (the "Effective Date") and was last amended and restated effective May 11, 2010. As of the Effective Date, the Investment Technology Group, Inc. Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan"), the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), the Company's prior equity plan for its employees, the Stock Unit Award Program Subplan, as amended and restated (the "SUA"), the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan"), and the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan", and collectively with the SUA and the Directors' Retainer Fee Subplan, the "Subplans") were merged with and into the 2007 Plan. No additional grants have been, or will be, made after the Effective Date under the Non-Employee Directors' Stock Option Plan or the 1994 Plan. Outstanding grants under such plans as of the Effective Date will continue in effect according to their terms as in effect on the Effective Date (subject to permitted amendments as the compensation committee determines appropriate) and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. Since the Effective Date, the Subplans (except for the SUA which was frozen on January 1, 2009 as described below) have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made under the Directors' Equity Subplan and the Directors' Retainer Fee Subplan. In October 2008, the compensation committee adopted the Equity Deferral Award Program, another subplan under the 2007 Plan (the "EDA").

        Under the 2007 Plan, 8,386,208 shares of the Company's common stock are authorized. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Options that have been granted under the 2007 Plan are exercisable on dates ranging through November 2015. The 2007 Plan will remain in effect until May 7, 2017, unless terminated, or extended, by the Board of Directors with the approval of the Company's stockholders.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions.

        In January 2006, the Board of Directors adopted the Directors' Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors' Equity Subplan was amended and restated on February 7, 2008 to reflect certain modifications necessary to comply with the requirements of Section 409A of the Internal Revenue Code. The Directors' Equity Subplan provides for the grant of options and restricted stock unit awards to non-employee directors of the Company. Under the Directors' Equity Subplan, a newly appointed non-employee director will be granted (a) stock options valued at $100,000 and (b) restricted stock unit awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. In addition, non-employee directors will be granted (a) stock options valued at $36,000 and (b) restricted stock unit awards valued at $36,000 annually, on the forty fifth (45th) day following each of the Company's annual meetings of stockholders. All stock options are non-qualified options, generally will expire five years after the date of grant and will have an exercise price equal to the fair market value of the Company's stock at the time of grant. All stock options and restricted stock unit awards will vest in three equal annual installments, beginning on the first anniversary of the date of grant.

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

        In conjunction with the acquisition of Majestic, the Company assumed certain outstanding incentive stock options to purchase shares of common stock of Majestic under the Majestic Research Corp. 2005 Stock Option Plan. Such stock options became exercisable to purchase ITG Common Stock, subject to appropriate adjustments to the number of shares of Common Stock issuable with respect to such options and the exercise price of such options.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The tables below summarize the Company's stock options as of December 31, 2010, 2009 and 2008 and changes during the years then ended:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	922,193	$24.86
Granted	270,880	45.64
Exercised	(202,083)	14.66
Forfeited	(42,489)	42.50

Outstanding at December 31, 2008	948,501	32.18
Granted	31,143	20.09
Exercised	(214,445)	14.67
Forfeited	(61,732)	40.16

Outstanding at December 31, 2009	703,467	36.28
Granted	305,677	5.59
Exercised	(125,268)	2.69
Forfeited	(316,913)	27.08

Outstanding at December 31, 2010	566,963	$32.30

Amount exercisable at December 31,
2010	347,798	$30.35
2009	489,456	33.22
2008	568,517	23.23

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.79 - 15.83	130,603	0.80	$3.92	111,792	$1.91
15.84 - 44.22	181,608	2.29	32.91	110,693	41.37
44.23 - 45.30	115,484	1.15	45.22	79,000	45.30
45.31 - 47.25	66,427	1.87	47.18	46,313	47.15
47.26 - 47.59	72,841	2.00	47.59	—	—

	566,963	1.63	$32.30	347,798	$30.35

        For the years ended 2010, 2009 and 2008 the Company recorded share-based compensation expense of $2.2 million (of which $0.7 million relates to the acquisition of Majestic), $1.9 million and $2.6 million, respectively, related to the Company's outstanding stock options, which were offset by related income tax benefits of approximately $0.6 million, $0.8 million and $1.1 million, respectively.

        The weighted average remaining contractual term of stock options currently exercisable is 1.6 years.

        The provision for income taxes excludes excess current tax benefits related to the exercise of stock options. These benefits totaled $0.2 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively and are reflected as increases in stockholders' equity. During 2010, a tax shortfall of $1.1 million occurred, which was the result of the tax deduction being less than the cumulative book compensation cost. This is reflected as a decrease in additional paid-in capital.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes information about stock options at December 31, 2010, 2009 and 2008:

($ in thousands, except per share amounts)	2010	2009	2008
Total intrinsic value of stock options exercised	$1,577	$1,770	$5,313
Weighted average grant date fair value of stock options granted during period, per share*	6.06	8.09	14.83
Cash received from stock option exercises	0.3	3.1	3.0

*
Excludes incentive stock options assumed in the acquisition of Majestic

        The total intrinsic value of outstanding and exercisable stock options at December 31, 2010 was $9.3 million and $5.7 million, respectively.

        As of December 31, 2010, there was $0.6 million of total unrecognized compensation costs related to outstanding stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 1.7 years.

        Stock option exercises are settled from issuance of shares of the Company's common stock held in treasury to the extent available.

        Under the 1994 Plan, the Company was, and under the 2007 Plan is, permitted to grant restricted share awards to employees. Generally, and except for awards granted under the EDA, restricted share awards granted since 2007 vest in one of the following manners: (a) cliff vest on the third anniversary of the grant date so long as the award recipient is employed on such date, (b) cliff vest in whole or in part only if the consolidated cumulative pre-tax operating income of the Company reaches certain levels and (c) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price on each of the vesting dates is higher than the 90-day average of the Company's common stock price preceding the grant date (i.e. in the case of (b) and (c), performance-based restricted stock units). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over this three-year period.

        Under the EDA, each eligible participant is granted a number of basic stock units on the date the year-end cash bonus would otherwise be paid to the participant equal to (i) the amount by which the participant's variable compensation is reduced as determined by the compensation committee, divided by (ii) the fair market value of a share of the Company's common stock on the date of grant. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 20% of the number of basic stock units granted. Basic stock units vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company on each applicable vesting date, and will be settled in shares of ITG common stock within 30 days after each applicable vesting date. Matching stock units will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the Company through such vesting date, and will be settled in shares of ITG common stock within 30 days after the date on which such matching stock units vest.

        In conjunction with the acquisition of Majestic, the Company granted "employment inducement awards" under Section 303A.08 of the New York Stock Exchange Listed Company Manual to certain Majestic employees. Approximately half of such stock units granted vest in equal installments on each

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the first four anniversaries of the grant date of the awards. The remaining stock units vest over the first four anniversaries of the award grant dates, but based upon achievement of certain performance metrics as of the first and second anniversaries of the award grant dates.

        The Company recorded share-based compensation expense of $15.4 million ($0.4 million of which was recorded in severance and restructuring charges), $14.6 million ($1.7 million of which was recorded in restructuring charges) and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to restricted share awards which were offset by related income tax benefits of approximately $6.2 million, $5.8 million and $2.9 million, respectively.

        A summary of the status of the Company's restricted share awards as of December 31, 2010, 2009 and 2008 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	358,830	$36.38
Granted	284,576	45.75
Vested	(147,223)	27.07
Forfeited	(30,656)	42.70

Outstanding at December 31, 2008	465,527	44.64
Granted	999,554	22.47
Vested	(178,783)	43.66
Forfeited	(61,841)	37.78

Outstanding at December 31, 2009	1,224,457	27.03
Granted	2,193,239	16.26
Vested	(317,489)	25.91
Forfeited	(164,884)	21.02

Outstanding at December 31, 2010	2,935,323	$19.44

        As of December 31, 2010, there was $30.2 million of total unrecognized compensation cost related to outstanding restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 2.3 years. During 2010, restricted shares with a grant date fair value of approximately $8.2 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted share awards. While there were tax shortfalls of $1.1 million and $1.7 million related to the vesting of restricted share awards for the year ended December 31, 2010 and 2009, respectively, for the year ended December 31, 2008, those benefits totaled approximately $0.8 million. Such benefits are reflected as an increase in stockholders' equity. The tax shortfall that occurred in 2010 and 2009 is the result of the tax deduction being less than the cumulative book compensation cost and is reflected as a decrease in additional paid-in capital.

        Under the 2007 Plan and the EDA, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the EDA as described above and are settled in cash. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over a three-year period. For the years ended December 31, 2010 and 2009, the Company recorded share-based compensation expense of $1.1 million and $0.6 million,

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively related to phantom share awards offset by related tax benefits of $0.4 million and $0.2 million, respectively.

        A summary of the status of the Company's phantom share awards as of December 31, 2010, and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	—	$—
Granted	92,387	23.45
Vested	—	—
Forfeited	(1,374)	23.45

Outstanding at December 31, 2009	91,013	23.45

Granted	212,047	16.96
Vested	(25,285)	23.45
Forfeited	(18,405)	18.25

Outstanding at December 31, 2010	259,370	$18.51

        As of December 31, 2010, there was $2.7 million of total unrecognized compensation cost related to grants of phantom share awards. These costs are expected to be recognized over a weighted average period of approximately 2.1 years.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company recorded additional share-based compensation costs (relating to a pro rata portion of all unvested SUA employer matches) of $0.5 million, $1.3 million and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively, as well as related income tax benefits of approximately $0.2 million, $0.5 million, and $0.4 million, respectively.

        A summary of activity under the SUA is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	910,371	$28.35
Granted	124,666	34.11
Vested	(157,449)	20.72
Forfeited	(17,420)	29.80

Outstanding at December 31, 2008	860,168	30.56
Granted	6,743	22.65
Vested	(168,248)	35.61
Forfeited	(21,284)	27.71

Outstanding at December 31, 2009	677,379	29.32
Granted	—	—
Vested	(311,106)	28.67
Forfeited	(2,106)	32.54

Outstanding at December 31, 2010	364,167	$29.82

        Of the 364,167 units outstanding, 323,933 are non-forfeitable as of December 31, 2010.

        As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost related to grants under the SUA. These costs are expected to be recognized over a weighted average period of approximately 0.8 years. Shares issued under the SUA are from common shares held in treasury, to the extent available.

ITG Employee and Non Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP"). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum, which is $245,000. Prior to January 1, 2011, the RSP's features included a guaranteed

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company contribution of 3% of eligible compensation, a discretionary Company contribution between 0% and 8% of eligible compensation based on consolidated Company profits for the year and a 66 2/3% Company matching contribution which is applied to a maximum of 6% of eligible compensation per year. Effective as of January 1, 2011, the guaranteed Company contribution of 3% was eliminated, and the Company matching contribution will apply to 50% of voluntary employee contributions, on a maximum of 6% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company's international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $10.2 million, $10.8 million and $7.9 million in 2010, 2009 and 2008, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Income.

        Since 2006, non-employee directors received an annual retainer fee of $60,000, with the exception of the external lead director and chairman who received, until August 2008, $90,000, and who, since August 2008, receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from our Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 16,819 units or shares, 13,699 units and 6,429 units in 2010, 2009 and 2008, respectively. The cost of the Directors' Retainer Fee Subplan was approximately $647,000, $716,000 and $634,000 in 2010, 2009 and 2008, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Income.

        In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of ITG common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share-based compensation expense related to the ESPP of $394,000, $765,000 and $783,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Shares distributed under the ESPP are newly issued shares.

(22) Earnings Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2010	2009	2008
Net income for basic and diluted earnings per share	$23,980	$42,834	$114,642

Shares of common stock and common stock equivalents:
Weighted average shares—basic	42,767	43,538	43,503
Effect of dilutive securities	729	480	484

Weighted average shares—diluted	43,496	44,018	43,987

Earnings per share:
Basic	$0.56	$0.98	$2.64

Diluted	$0.55	$0.97	$2.61

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2010, 2009 and 2008, approximately 590,000, 677,000 and 456,000 share equivalents, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

(23) Commitments and Contingencies

  Legal Matters

        The Company is periodically involved in litigation and various legal matters that arise in the normal course of business, including proceedings relating to regulatory matters. Such matters are subject to many uncertainties and outcomes that are not predictable. At the current time, the Company does not believe that any of these matters will have a material adverse effect on its financial position or future results of operations. The Company is currently involved in an intellectual property dispute with Liquidnet. Intellectual property disputes are subject to inherent uncertainties and there can be no assurance that this lawsuit will be resolved favorably to us or that the lawsuit will not have a material adverse effect on us. The Company has not recorded any liability with respect to this matter as an occurrence of loss is not deemed probable nor can the amount of any loss be reasonably estimated.

  Lease Commitments

        The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2021. Rent expense for each of the years ended December 31, 2010, 2009 and 2008 was $14.0, $14.1 million and $14.1 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Income. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2011	$14,060
2012	13,091
2013	10,876
2014	6,119
2015	5,769
2016 and thereafter	16,255

Total	$66,170

  Other Commitments

        Pursuant to employment arrangements, the Company is obligated to pay certain employees aggregate minimum compensation of $7.1 million as of December 31, 2010. In the event of termination of employment without cause prior to their respective expiration, these arrangements require the Company to pay separation payments totaling the lower of $7.1 million or the remaining minimum compensation due, net of payments made through the termination date.

        Pursuant to contracts expiring through 2015, the Company is obligated to purchase market data, maintenance and other services totaling $30.3 million.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Segment Reporting

        The Company is organized into four operating segments through which the Company's chief operating decision makers manage the Company's business. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and asset managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
2010
Total revenues	$385,690	$78,479	$73,277	$33,308	$570,754
Income (loss) before income tax expense (1) (2)	45,000	21,119	4,043	(20,829)	49,333
Identifiable assets	1,486,022	113,356	404,789	526,686	2,530,853
Capital purchases	10,889	1,724	1,660	424	14,697
Depreciation and amortization	50,089	2,425	8,169	1,690	62,373
Share-based compensation	14,336	1,344	1,380	946	18,006
2009
Total revenues	$457,414	$70,767	$75,443	$29,445	$633,069
Income (loss) before income tax expense (3)	74,102	16,617	4,662	(18,930)	76,451
Identifiable assets	951,015	199,875	334,667	217,546	1,703,103
Capital purchases	9,570	1,822	2,948	891	15,231
Depreciation and amortization	50,256	1,898	6,720	1,872	60,746
Share-based compensation	13,327	695	1,562	399	15,983
2008
Total revenues	$571,312	$83,351	$77,752	$30,568	$762,983
Income (loss) before income tax expense (4)	180,988	25,729	(2,616)	(8,575)	195,526
Identifiable assets	967,540	203,242	317,510	197,161	1,685,453
Capital purchases	19,443	1,845	3,487	1,431	26,206
Depreciation and amortization	45,090	1,610	5,578	1,902	54,180
Share-based compensation	8,987	343	1,064	5	10,399

(1)
Income before income tax expense for the U.S. Operations for 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives, restructuring charges of $2.3 million related to closing the Company's Westchester, NY office, and $2.4 million of acquisition related charges associated with the purchases of Majestic.

(2)
Loss before income tax expense for the Asia Pacific Operations for 2010 includes the impact of a $5.4 million impairment charge related to Australian goodwill and a restructuring charge of $2.1 million to close the Company's on-shore Japanese operations.

(3)
Income (loss) before income tax expense in 2009 includes the impact of a $25.4 million restructuring charge to reduce costs. The segment breakdown of this charge is as follows: U.S. Operations—$21.3 million, Canadian Operations—$2.6 million, European Operations—$0.1 million and Asia Pacific Operations—$1.4 million.

(4)
Income before income tax expense for the U.S. Operations in 2008 includes a $1.5 million unrealized loss on an available for sale security that was deemed other than temporary.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2010	2009	2008
Long-lived Assets at December 31,
United States	$554,879	$502,612	$510,183
Canada	7,237	6,576	5,051
Europe	42,121	43,581	41,043
Asia Pacific	3,132	10,283	10,511

Total	$607,369	$563,052	$566,788

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(25) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for our quarterly operations in 2010 and 2009. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2010				(Unaudited) December 31, 2009
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$138,346	$130,396	$155,322	$146,690	$150,999	$158,438	$167,965	$155,667
Expenses:
Compensation and employee benefits	57,208	50,627	54,587	53,464	59,685	56,758	58,897	60,178
Transaction processing	21,746	19,401	23,581	20,659	23,568	24,204	24,916	22,930
Occupancy and equipment	15,316	14,423	14,969	15,197	15,254	14,958	14,900	14,838
Telecommunications and data processing services	14,108	12,759	12,971	13,635	13,497	13,770	13,312	13,970
Other general and administrative	22,516	21,652	21,928	28,157	22,323	20,307	21,357	19,041
Goodwill impairment	—	—	5,375	—	—	—	—	—
Restructuring charges	1,812	—	2,337	(87)	25,444	—	—	—
Acquisition related costs	2,409	—	—	—	—	—	—	—
Interest expense	83	158	206	224	291	407	601	1,212

Total expenses	135,198	119,020	135,954	131,249	160,062	130,404	133,983	132,169

Income before income tax expense	3,148	11,376	19,368	15,441	(9,063)	28,034	33,982	23,498
Income tax expense	1,318	5,166	11,860	7,009	(1,270)	10,556	13,671	10,660

Net income	$1,830	$6,210	$7,508	$8,432	$(7,793)	$17,478	$20,311	$12,838

Basic earnings per share	$0.04	$0.15	$0.17	$0.19	$(0.18)	$0.40	$0.47	$0.30

Diluted earnings per share	$0.04	$0.14	$0.17	$0.19	$(0.18)	$0.40	$0.46	$0.29

Basic weighted average number of common shares outstanding	41,636	42,407	43,226	43,827	43,716	43,627	43,470	43,337

Diluted weighted average number of common shares outstanding	42,538	42,941	43,704	44,415	43,716	44,126	43,824	43,606

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2010				(Unaudited) December 31, 2009
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	41.3	38.8	35.1	36.4	39.5	35.8	35.1	38.7
Transaction processing	15.7	14.9	15.2	14.1	15.6	15.3	14.8	14.7
Occupancy and equipment	11.1	11.1	9.6	10.4	10.1	9.4	8.9	9.5
Telecommunications and data processing services	10.2	9.8	8.4	9.3	8.9	8.7	7.9	9.0
Other general and administrative	16.3	16.6	14.1	19.2	14.8	12.8	12.7	12.2
Goodwill impairment	—	—	3.5	—	—	—	—	—
Restructuring charges	1.3	—	1.5	(0.1)	16.9	—	—	—
Acquisition costs	1.7	—	—	—	—	—	—	—
Interest expense	0.1	0.1	0.1	0.2	0.2	0.3	0.4	0.8

Total expenses	97.7	91.3	87.5	89.5	106.0	82.3	79.8	84.9

Income before income tax expense	2.3	8.7	12.5	10.5	(6.0)	17.7	20.2	15.1
Income tax expense	1.0	4.0	7.6	4.8	(0.8)	6.7	8.1	6.8

Net income	1.3%	4.7%	4.9%	5.7%	(5.2)%	11.0%	12.1%	8.3%

(26) Subsequent Event

        On January 31, 2011, ITG Inc., as borrower, and Investment Technology Group, Inc., as guarantor, entered into a $150 million three-year revolving credit agreement (the "Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate, plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of .50%. The purpose of this credit line is to provide liquidity for ITG Inc.'s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Company will have additional flexibility with its existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Among other restrictions, the terms of the Credit Agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

        The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control and bankruptcy events. In the event of a default, the Credit Agreement requires ITG Inc. to pay incremental interest at the rate of 2.0% and, depending on the nature of the default, the commitments will either automatically terminate and all unpaid amounts immediately become due and payable, or the lenders may in their discretion terminate their commitments and declare due all unpaid amounts outstanding.

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of ITG is responsible for establishing and maintaining adequate internal control over financial reporting. ITG's internal control over financial reporting is a process designed under the supervision of ITG's chief executive and chief financial officers, and effected by ITG's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ITG's financial statements for external reporting purposes in accordance with U.S. GAAP and includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ITG, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of ITG are being made only in accordance with authorizations of ITG's management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ITG's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2010.

        Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 28, 2011

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
10.2	*×
Credit Agreement, dated January 31, 2011 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A., as syndication agent, Bank of Montreal as document agent, and JPMorgan Chase Bank, N.A. as administrative agent.
10.3		Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference as Exhibit A to the 1997 Definitive Proxy Statement).
10.3.1
Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-Term Incentive Plan effective May 8, 2007 (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 8, 2007).
10.4		Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4.1		Amendment to Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.5		Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.5.1		Amendment to Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.5.2		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 11, 2007).
10.5.3		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.6		Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.4 to Form 8-K dated August 11, 2006).
10.6.1		Form of Amendment to Non-Employee Directors' Stock Option Agreements (incorporated by reference as Exhibit 10.2 to Form 8-K dated August 11, 2006).

Exhibits Number	Description
10.7	Form of Restricted Share Unit Agreement between Investment Technology Group, Inc. and Non-Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 9, 2006).
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
10.10	Form of Amended and Restated Change in Control Agreement (incorporated by reference as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.11	Stock Option Agreement dated October 4, 2006 between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 9, 2006).
10.12	Restricted Share Agreement dated October 4, 2006 between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 9, 2006).
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
10.18
Amended and Restated Employment Agreement, dated April 20, 2010, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 10, 2010).
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
10.20.1
First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference as Exhibit 10.5.7 to Annual Report on Form 10-K for the year ended December 31, 1996).
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
10.26	Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 5, 2010).
10.27	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.28	Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
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
10.31		Office Lease Agreement, between MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated July 24, 2009 (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 5, 2009).
10.31.1	*	Amendment to Office Lease Agreement, between MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated July 22, 2010.
10.31.2	*	Second Amendment to Office Lease Agreement, MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated September 20, 2010.
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
10.37		Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan.
10.38		Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010).

Exhibits Number		Description
10.39	+	Separation Agreement, dated February 12, 2009 between Alasdair Haynes and Investment Technology Group, Inc. on behalf of Investment Technology Group Europe Limited, (as incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.40	>
Employment Agreement, dated as of February 14, 2005 between Investment Technology Group Europe Ltd. and David Stevens (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.41
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010) (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.42		Form of Amendment to Change in Control Agreement (incorporated by reference as Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.43	*	Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2011).
10.44	*	Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2011).
10.45
Offer letter dated December 21, 2009 between Steven R. Vigliotti and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.46	^
Separation Agreement dated as of February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.47
Transition Services Agreement dated February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2010).
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

>
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on May 10, 2010.

×
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 28, 2011.

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

Dated: February 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	February 28, 2011
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	February 28, 2011
/s/ STEVEN R. VIGLIOTTI Steven R. Vigliotti	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2011
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	February 28, 2011
/s/ J. WILLIAM BURDETT J. William Burdett	Director	February 28, 2011
/s/ MINDER CHENG Minder Cheng	Director	February 28, 2011
/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	February 28, 2011
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	February 28, 2011
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	February 28, 2011
/s/ STEVEN S. WOOD Steven S. Wood	Director	February 28, 2011