Form 10-Q
period 2011-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2011-05-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2011

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

At April 14, 2011, the Registrant had 41,252,154 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Channel, ITG Net, Macgregor XIP, POSIT, POSIT Alert, and POSIT Marketplace are registered trademarks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.

PRELIMINARY NOTES

When we use the terms “ITG”, the “Company”, “we”, “us” and “our”, we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” and the negative of these terms and other comparable terminology.

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

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K, for the year ended December 31, 2010, which you are encouraged to read.  Our 2010 Annual Report on Form 10-K is also available through our website at http://investor.itg.com.

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$267,012	$317,010
Cash restricted or segregated under regulations and other	68,905	68,965
Deposits with clearing organizations	17,389	14,235
Securities owned, at fair value	7,738	25,789
Receivables from brokers, dealers and clearing organizations	1,556,288	865,251
Receivables from customers	705,847	606,256
Premises and equipment, net	35,815	34,790
Capitalized software, net	63,049	62,507
Goodwill	468,610	468,479
Other intangibles, net	35,831	36,784
Income taxes receivable	6,667	5,561
Deferred taxes	2,252	4,902
Other assets	25,136	20,324
Total assets	$3,260,539	$2,530,853

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$146,979	$195,109
Short-term bank loans	34,207	—
Payables to brokers, dealers and clearing organizations	1,521,040	1,139,958
Payables to customers	645,592	272,027
Securities sold, not yet purchased, at fair value	2,952	19,362
Income taxes payable	8,152	16,215
Deferred taxes	30,218	18,114
Total liabilities	2,389,140	1,660,785

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,835,395 and 51,790,608 shares issued at March 31, 2011 and December 31, 2010, respectively	518	518
Additional paid-in capital	233,723	246,085
Retained earnings	842,682	833,133
Common stock held in treasury, at cost; 10,587,882 and 10,524,757 shares at March 31, 2011 and December 31, 2010, respectively	(219,276)	(220,161)
Accumulated other comprehensive income (net of tax)	13,752	10,493
Total stockholders’ equity	871,399	870,068
Total liabilities and stockholders’ equity	$3,260,539	$2,530,853

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Commissions and fees	$118,676	$121,918
Recurring	27,221	21,971
Other	4,181	2,801
Total revenues	150,078	146,690

Expenses:
Compensation and employee benefits	57,478	53,464
Transaction processing	23,026	20,659
Occupancy and equipment	14,942	15,197
Telecommunications and data processing services	15,071	13,635
Other general and administrative	22,160	28,070
Interest expense	270	224
Total expenses	132,947	131,249
Income before income tax expense	17,131	15,441
Income tax expense	7,582	7,009
Net income	$9,549	$8,432

Earnings per share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

Basic weighted average number of common shares outstanding	41,435	43,827
Diluted weighted average number of common shares outstanding	42,180	44,415

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2011

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2011	$—	$518	$246,085	$833,133	$(220,161)	$10,493	$870,068

Net income	—	—	—	9,549	—	—	9,549
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	3,345	3,345
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	(86)	(86)
Comprehensive income							$12,808
Issuance of common stock for employee stock options (111,792 shares), restricted share awards (617,478 shares) and employee stock unit awards (149,580 shares), including tax benefit decrease of $1.8 million	—	—	(15,311)	—	18,314	—	3,003
Issuance of common stock for the employee stock purchase plan (44,787 shares)	—	—	595	—	—	—	595
Settlement of share-based awards (267,475 shares)	—	—	—	—	(4,799)	—	(4,799)
Purchase of common stock for treasury (674,500 shares)	—	—	—	—	(12,630)	—	(12,630)
Share-based compensation	—	—	2,354	—	—	—	2,354
Balance at March 31, 2011	$—	$518	$233,723	$842,682	$(219,276)	$13,752	$871,399

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from Operating Activities:
Net income	$9,549	$8,432
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation and amortization	14,630	16,043
Deferred income tax expense	12,966	673
Provision for doubtful accounts	(88)	247
Share-based compensation	3,021	3,307
Capitalized software write-off	—	6,091
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	801	609
Deposits with clearing organizations	(3,154)	(4,560)
Securities owned, at fair value	16,020	(376)
Receivables from brokers, dealers and clearing organizations	(684,674)	(627,793)
Receivables from customers	(89,824)	(773,052)
Accounts payable and accrued expenses	(49,442)	(41,383)
Payables to brokers, dealers and clearing organizations	375,128	718,884
Payables to customers	365,164	717,292
Securities sold, not yet purchased, at fair value	(16,489)	54
Income taxes receivable/payable	(9,175)	4,139
Other, net	(2,054)	(3,505)
Net cash (used in)/provided by operating activities	(57,621)	25,102

Cash flows from Investing Activities:
Acquisitions of subsidiaries, net of cash acquired	(144)	—
Capital purchases	(5,630)	(5,721)
Capitalization of software development costs	(9,266)	(10,649)
Proceeds from sale of investments	2,095	—
Net cash used in investing activities	(12,945)	(16,370)

Cash flows from Financing Activities:
Repayments of long term debt	—	(11,900)
Proceeds from borrowing under short-term bank loans	34,207	—
Debt issuance costs	(2,603)	—
Common stock issued	5,446	5,109
Common stock repurchased	(12,630)	(9,916)
Shares withheld for net settlements of share-based awards	(4,799)	(2,939)
Net cash provided by/(used in) financing activities	19,621	(19,646)

Effect of exchange rate changes on cash and cash equivalents	947	2,059
Net decrease in cash and cash equivalents	(49,998)	(8,855)
Cash and cash equivalents — beginning of year	317,010	330,879
Cash and cash equivalents — end of period	$267,012	$322,024

Supplemental cash flow information
Interest paid	$335	$346
Income taxes paid	$3,757	$2,846

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. (a self clearing broker-dealer of equity securities), AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), United States (“U.S.”) broker-dealers, (2) Investment Technology Group Limited (“ITGL”), an institutional broker-dealer in Europe, (3) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (4) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc. (“ITG Solutions Network”), a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post-trade analysis, fair value and trade optimization services, The MacGregor Group, Inc. (“MacGregor”), a provider of trade order management technology and network connectivity services for the financial community and ITG Investment Research, Inc. (“ITG Investment Research”), a provider of independent data driven investment and market research.

ITG is an independent agency research broker that partners with asset managers globally to improve performance throughout the investment process. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research insights grounded in data.  Asset managers rely on ITG’s independence, experience and intellectual capital to help mitigate risk, improve performance and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

The Company’s reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 15, Segment Reporting, to the consolidated financial statements, which also includes financial information about geographic areas). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, providing guidance relating to revenue arrangements that include software elements. Currently, if the software is considered more than incidental to the product or services, the entire arrangement is accounted for under ASC 985-605, Software—Revenue Recognition. Under the new guidance, many of these arrangements will be accounted for as multiple element arrangements as follows: (i) the tangible element of the product will always be outside the scope of ASC 985-605, (ii) the software elements of tangible products are outside the scope of ASC 985-605 when the software elements and non-software elements function together to deliver the product’s essential functionality and (iii) undelivered elements in the arrangement related to the non-software components are excluded from the software revenue recognition guidance.

The above guidance must be adopted no later than the first fiscal year beginning on or after June 15, 2010. The adoption of these standards and amendments did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step two of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step two if it is more likely than not that a goodwill impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The adoption of these standards and amendments did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance concerns disclosure only and did not have a material impact on the Company’s consolidated results of operations or financial condition.

(2) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, various methods are used including market, income and cost approaches. Based on these approaches, certain assumptions that market participants would use in pricing the asset or liability are used, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. Valuation techniques that are used maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, fair value measured financial instruments are categorized according to the fair value hierarchy prescribed by ASC 820, Fair Value Measurements and Disclosures. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,824	$4,824	$—	$—
U.S. government money market mutual funds	150,376	150,376	—	—
Money market mutual funds	4,744	4,744	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,426	2,426	—	—
Equity index mutual funds	3,717	3,717	—	—
Bond and variable debt mutual funds	1,595	1,595	—	—
Other assets
Currency forward contracts	16	—	16	—
Total	$167,698	$167,682	$16	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	$2,952	$2,952	$—	$—
Total	$2,952	$2,952	$—	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$5,061	$5,061	$—	$—
U.S. government money market mutual funds	192,617	192,617	—	—
Money market mutual funds	7,971	7,971	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	19,051	19,051	—	—
Corporate stocks-available-for-sale	1,662	1,662	—	—
Equity index mutual funds	3,402	3,402	—	—
Bond and variable debt mutual funds	1,674	1,674	—	—
Total	$231,438	$231,438	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$9	$—	$9	$—
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	19,362	19,362	—	—
Total	$19,371	$19,362	$9	$—

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

(3) Restructuring Charges

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office and incurred a one-time restructuring charge of $2.3 million, consisting of lease abandonment ($2.2 million) and employee severance ($0.1 million).

The following table summarizes the changes in the Company’s liability balance related to the restructuring plan included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$90	$2,164	$2,254
Utilized — cash	(78)	(119)	(197)
Balance at March 31, 2011	$12	$2,045	$2,057

The remaining accrued costs related to employee separation are expected to be paid during 2011 while the payments related to the leased facilities will continue through 2016.

In the second quarter of 2010, the Company implemented a plan to close its on-shore operations in Japan resulting in a one-time charge of $2.1 million primarily for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software.  The following table summarizes the changes in the Company’s liability balance related to the Asia Pacific restructuring plan included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Contract termination charges
Balance at December 31, 2010	$11
Utilized — cash	(11)
Balance at March 31, 2011	$—

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

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$77	$853	$930
Utilized — cash	(27)	(180)	(207)
Other	2	—	2
Balance at March 31, 2011	$52	$673	$725

The remaining accrued costs relate to payments for the leased facilities and the settlement of restricted share awards which will continue through April 2012.

(4) Derivative Instruments

Derivative Contracts

All derivative instruments are recorded on the Condensed Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for entering into the derivative contract. Gains and losses from derivatives that are not accounted for as hedges under ASC 815, Derivatives and Hedging, are recognized immediately in income. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in income and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge will be recorded on the Consolidated Statements of Financial Condition in accumulated other comprehensive income (“OCI”) until the hedged transaction is recognized in income. However, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in income. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated OCI at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated OCI is immediately reclassified into income.

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at March 31, 2011.

When clients request trade settlement in a currency other than the currency in which the trade was executed, the Company enters into foreign exchange contracts in order to close out the resulting foreign currency position. The foreign exchange deals are executed the same day as the underlying equity trade.  As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. These foreign exchange contracts are reflected in the tables below.

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of our derivative instruments at March 31, 2011 and December 31, 2010 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Currency forward contracts	$16	$(9)
Total derivatives not designated as hedging instruments	16	(9)
Total derivatives	$16	$(9)

All currency forward contracts open at March 31, 2011 matured in April 2011.

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations at March 31, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2011	2010
Currency forward contracts	$(118)	$62
Total	$(118)	$62

(5) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”), (iii) funds relating to the collateralization of a letter of credit and a bank guarantee supporting two MacGregor leases, (iv) funds on deposit for European trade clearing and settlement activity, (v) segregated balances under a collateral account control agreement for the benefit of certain customers, (vi) funds relating to the securitization of bank guarantees supporting

Australian and Israeli leases and (vii) funds relating to the securitization of a letter of credit supporting an ITG Investment Research lease.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Corporate stocks—trading securities	$2,426	$19,051	$2,952	$19,362
Corporate stocks—available-for-sale	—	1,662	—	—
Mutual funds	5,312	5,076	—	—
Total	$7,738	$25,789	$2,952	$19,362

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	March 31, 2011	December 31, 2010
Positions with net gains	$—	$86
Positions with net (losses)	—	—
Total gain	$—	$86

Unrealized holding gains on securities, available-for-sale as of December 31, 2010 relates to shares of NYSE Euronext, Inc. the Company received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006.  During the three months ended March 31, 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million in other revenues.  There were no sales of available-for-sale securities during the three month period ending March 31, 2010.

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

During the first quarter of 2010, uncertain tax positions in the U.S. were resolved for the 2008 fiscal year resulting in a decrease in our liability of $0.6 million and the related deferred tax asset of $0.2 million.

The Company had unrecognized tax benefits for tax positions taken of $12.8 million and $12.4 million at March 31, 2011 and December 31, 2010, respectively.  The Company had accrued interest expense of $1.3 million and $1.2 million, net of related tax effects, related to our unrecognized tax benefits at March 31, 2011 and December 31, 2010, respectively.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the three month period ended March 31, 2011 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2010	$439,294	$28,484	$701	$468,479
ITG Investment Research purchase price adjustment	144	—	—	144
Currency translation adjustment	—	(13)	—	(13)
Balance as of March 31, 2011	$439,438	$28,471	$701	$468,610

Goodwill impairment

As further described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, goodwill is assessed annually for impairment in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in market capitalization, a decline in recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company’s industry.  As the indicators of potential impairment have not changed significantly, the Company continues to perform interim goodwill impairment testing at the end of each quarterly period.  The interim impairment tests apply the same valuation techniques and sensitivity analyses used in the Company’s prior annual impairment test to updated cash flow forecasts.

Based on the results of the March 31, 2011 interim testing, no Step one goodwill impairment was indicated for any reporting unit, as the fair value of the Company’s U.S. Operations was determined to be in excess of its carrying value by 17% and the fair values of its other reporting units with goodwill were determined to be in excess of their carrying values within a range of 50% - 158%.  Also, none of the outcomes of the sensitivity analyses performed impacted the Step one conclusions.  While no impairment of goodwill was indicated, the Company recognized the need to continue monitoring economic trends related to its business as well as the key testing assumptions used in this interim impairment test.

While we have determined the estimated fair values of our reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill interim impairment testing as of March 31, 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, we may be required to record non-cash charges in future periods for goodwill impairment, whether in connection with our next annual impairment testing on October 1, 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other Intangible Assets

Acquired other intangible assets consisted of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,100	$10,400	$1,036	5.0
Customer related intangibles	20,901	2,951	20,901	2,571	7.1
Proprietary software	20,876	12,510	20,876	12,001	17.6
Trading rights	165	—	165	—	—
Other	50	—	50	—	—
Total	$52,392	$16,561	$52,392	$15,608

At March 31, 2011, other intangibles not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.0 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively, and was included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2011, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Broker-dealers	$505,376	$246,560	$475,918	$403,432
Clearing organizations	39,531	413	2	108,526
Securities borrowed	1,011,837	618,662	—	—
Securities loaned	—	—	1,045,120	628,000
Allowance for doubtful accounts	(456)	(384)	—	—
Total	$1,556,288	$865,251	$1,521,040	$1,139,958

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Customers	$706,810	$607,286	$645,592	$272,027
Allowance for doubtful accounts	(963)	(1,030)	—	—
Total	$705,847	$606,256	$645,592	$272,027

Securities Borrowed and Loaned

As of March 31, 2011, securities borrowed as part of the Company’s matched book operations with a fair value of $960.8 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Interest earned	$3,351	$167
Interest incurred	(2,417)	(64)
Net	$934	$103

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2011	December 31, 2010
Accrued research payables	$48,673	$41,569
Accrued compensation and benefits	24,373	63,423
Trade payables	21,743	24,235
Deferred revenue	14,152	15,852
Deferred compensation	11,960	16,531
Accrued transaction processing	3,709	3,336
Accrued restructuring	2,782	3,196
Acquisition payment obligation	507	9,314
Other	19,080	17,653
Total	$146,979	$195,109

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement operations are funded with operating cash, securities loaned or with short-term bank loans in the form of overdraft facilities.  At March 31, 2011, there was $34.2 million outstanding under these facilities at a weighted average interest rate of 2.2% primarily associated with European settlement transactions.

On January 31, 2011, ITG Inc., as borrower, and Investment Technology Group, Inc., as guarantor, entered into a $150 million three-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate,  plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for ITG Inc.’s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Company has additional flexibility with its existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral.  Among other restrictions, the terms of the Credit Agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

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

At March 31, 2011 there were no amounts outstanding under this facility.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2011	2010
Three Months Ended
Net income for basic and diluted earnings per share	$9,549	$8,432
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	41,435	43,827
Effect of dilutive securities	745	588
Average common shares used in diluted computation	42,180	44,415
Earnings per share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

Earnings per share computations for the three months ended March 31, 2011 and 2010 did not include anti-dilutive equity awards of approximately 568,000 and 720,000 shares, respectively.

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2011
Currency translation adjustment	$13,752	$—	$13,752
Unrealized holding gain/(loss) on securities, available-for-sale
Beginning balance	144	(58)	86
Less: Reclassification adjustment for gains recognized in net income	(144)	58	(86)
Net unrealized holding gain/(loss) on securities, available-for-sale	—	—	—
Total	$13,752	$—	$13,752

December 31, 2010
Currency translation adjustment	$10,407	$—	$10,407
Unrealized holding gain/(loss) on securities, available-for-sale	144	(58)	86
Total	$10,551	$(58)	$10,493

Unrealized holding gains and losses on securities, available-for-sale relates to shares of NYSE Euronext, Inc. the Company received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006.  During the three months ended March 31, 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million.

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

Net capital balances and the amounts in excess of required net capital at March 31, 2011 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$81.6	$80.6
AlterNet	3.8	3.6
Blackwatch	3.7	3.6
ITG Derivatives	3.2	2.2

As of March 31, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2011, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$50.3	$49.7
European Operations
Europe	41.8	18.2
Asia Pacific Operations
Australia	11.4	6.5
Hong Kong	31.0	10.2
Singapore	0.4	0.2

(15) Segment Reporting

The Company is organized into four operating segments through which the Company’s chief operating decision makers manage the Company’s business. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services to institutional investors, brokers, alternative investment funds and asset managers. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology-related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction. Recurring revenues are principally attributed based upon the location of the client using the respective service.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended March 31, 2011
Total revenues	$100,511	$21,839	$18,375	$9,353	$150,078
Income (loss) before income tax expense	13,549	5,117	506	(2,041)	17,131
Identifiable assets	1,871,281	100,269	584,865	704,124	3,260,539
Three Months Ended March 31, 2010
Total revenues	$99,908	$18,436	$20,369	$7,977	$146,690
Income (loss) before income tax expense	13,213	4,590	1,543	(3,905)	15,441
Identifiable assets	1,055,734	509,781	830,791	663,835	3,060,141

(1)   Income before income tax expense for the three months ended March 31, 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives.

(16)         Off-Balance Sheet Risk and Concentration of Credit Risk

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts.  The Company also accesses certain clearing houses through the memberships of third-parties. Associated with these memberships and third-party relationships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing houses.  While the rules governing different exchange or clearinghouse memberships vary, in general the Company’s obligations would arise only if the exchanges and clearinghouses had previously exhausted other remedies.  The maximum potential payout under these memberships cannot be estimated.  The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company’s consolidated financial statements.

The Company’s customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing transactions such as bank loans. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure.

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

Overview

ITG is an independent agency research broker that partners with asset managers globally to improve performance throughout the investment process. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research insights grounded in data. Asset managers rely on ITG’s independence, experience and intellectual capital to identify investment and trading opportunities, help mitigate risk, improve performance and navigate increasingly complex markets. The firm is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services in the Asia Pacific region.

Sources of Revenues

Our revenues consist of commissions and fees, recurring and other.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and alternative trading systems whose trading products are made available to our buy-side clients on our order management system (“OMS”) and execution management system (“EMS”) applications. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (x) macro trends in the global equities markets that affect overall institutional equity trading activity, (y) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (z) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

Other revenues include: (i) income from principal trading, (ii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iii) non-recurring professional services, such as one-time implementation and customer training related activities, (iv) investment and interest income, (v) interest income on securities borrowed in connection with customers’ settlement activities and (vi) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

Expenses

Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, share-based compensation and related employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the increasingly competitive landscape for key talent.

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

Executive Summary for the Quarter Ended March 31, 2011

Consolidated Overview

During the three months ended March 31, 2011, we made significant progress with our investment research initiative, grew volumes and revenues despite continued levels of subdued market trading activity, and continued to manage expenses. Net income for the quarter was $9.5 million, or $0.23 per diluted share, compared to $8.4 million, or $0.19 per diluted share, during the three months ended March 31, 2010.  Adjusted net income for the three months ended March 31, 2010, excluding a $6.1 million (pre-tax) charge to write-off certain capitalized software initiatives, was $11.9 million, or $0.27 per diluted share (see Non-GAAP Financial Measures). Consolidated revenues increased 2% to $150.1 million compared to $146.7 million generated in the first quarter of 2010.

In comparison to the fourth quarter of 2010, both our revenues and our net results were higher during the first quarter. Revenues were 8% higher than the $138.3 million generated during the fourth quarter of 2010, boosted by a 12% increase in U.S. average daily volumes. The $9.5 million of net income was substantially higher than the $1.8 million of net income and the $4.7 million of adjusted net income earned during the fourth quarter of 2010 (see Non-GAAP Financial Measures). The fourth quarter 2010 results included non-operating items related to restructuring activities of $1.8 million pre-tax and costs associated with the acquisition of Majestic Research Corp. (“Majestic”) of $2.4 million pre-tax.

Last year, we took major steps to expand our addressable market. With more than half of the available U.S. equity commission pool dedicated to research and advisory services, we capitalized on an opportunity to expand our business into the research-driven commission pool by acquiring Majestic in October 2010.  By transforming our business into a content and execution model, our strategy is to expand our client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts.  Approximately 30% of the revenues attributable to ITG Investment Research in the first quarter were from approximately 60 clients that are compensating us for this service through ITG trading, either as part of a bundled commission arrangement or through an ITG soft dollar account. These payment methods provide an opportunity for trading revenue synergies and a more flexible way to up-sell additional research content. We continue to expand our research coverage base, recently rolling out coverage on retail deep discounters and Canadian wireless carriers, and we expect to roll out coverage shortly on restaurants and grocers. Over the course of this year, our key focus will be to expand our research platform with additional industry and geographic coverage areas, further enhancing our value proposition to current and prospective research clients.

Consolidated expenses for the quarter of $132.9 million were up only 1% compared to $131.2 million in the first quarter of 2010 despite the inclusion of expenses from our new research operations and unfavorable foreign currency translation, which collectively contributed $9.4 million to expense growth. In the U.S., expenses were $87.0 million compared to expenses of $86.7 million and adjusted expenses (after excluding the capitalized software write-off) of $80.6 million during the first quarter of 2010 (see Non-GAAP Financial Measures). The growth in U.S. expenses related to the inclusion of expenses for our research operations of $7.5 million and $2.6 million of increased transaction processing costs associated with higher trading volumes, partially offset by savings from our cost reduction initiatives. Our non-U.S. expenses were $46.0 million during the first quarter of 2011 compared to $44.6 million in the first quarter of 2010 as cost saving initiatives were more than offset by a $1.9 million increase from foreign currency translation and an additional $1.1 million of global research and development expenses that were allocated from our U.S. operations to our international operations.  This reallocation more accurately reflects the global nature in which these resources are managed and consumed.

Segment Discussions

While the U.S. equity markets have continued to move higher during 2011, having rebounded significantly since the 2009 lows, the heightened sense of risk aversion in the financial markets continues to cast uncertainty as to when a real, sustainable recovery in domestic institutional equity activity will materialize and eventually translate into higher commission flows from both full service and execution-only clients. During the first two months of 2011, domestic equity fund flows turned positive, with inflows of approximately $20.6 billion (according to the Investment Company Institute), but then reverted to outflows of approximately $5.0 billion in March. Based upon these mixed results, it is still too early to determine whether we are in the early stages of an asset allocation shift back to domestic equity mutual funds, or merely experiencing a brief respite from an ongoing redirection of funds from domestic equity funds into other asset classes.

During the first quarter of 2011, our average daily executed volumes in the U.S. increased by 7% to 191.5 million shares per day, compared to the 8% decline in the overall combined average daily market volume of NYSE and NASDAQ-listed securities. Increased flows from our sell-side client segment, including those that trade through us on a net basis, more than offset reduced flows from our core institutional accounts. This shift in the mix has, however, reduced our average revenue capture per share, resulting in a net reduction to commissions and fees of 7% as compared to the first quarter of 2010.  We did experience an increase sequentially (over the fourth quarter of 2010) in our revenue capture per share due in part to higher rates paid by research accounts. Total revenues in the U.S. were essentially flat at $100.5 million, as the shortfall in commissions and fees was offset by recurring revenue for billed research services. We continue to manage costs in the U.S. with our only increases coming from our new research operations and additional transaction processing costs from higher volumes. While our current results reflect the unfavorably leveraged effects of our largely fixed cost structure, our now leaner cost structure is positioned to provide more positive leverage from future revenue growth.

Revenues from our Canadian Operations increased 18% compared to the first quarter of 2010 to $21.8 million, driven by higher volumes and the stronger Canadian Dollar.  While trading on all Canadian markets increased approximately 28% from a year ago, much of this growth came from high frequency trading market participants, a client segment that ITG Canada does not participate in actively.

Revenues from our European Operations declined 10% compared to the first quarter of 2010 to $18.4 million, driven primarily by a reduction in the amount of institutional trading activity.  A higher percentage of trades executed in lower cost venues and cost saving initiatives implemented for our clearance and settlement activities helped us control transaction processing costs and preserve profitability. There is considerable uncertainty surrounding the economic climate in the region which could have an impact on our near-term results.

Our Asia Pacific Operations posted revenues of nearly $9.4 million, slightly below the record level of quarterly revenues achieved in the fourth quarter of 2010, and 17% higher than the first quarter of 2010. We continue to view Asia Pacific as a significant opportunity for ITG as our POSIT Marketplace gains traction in the Hong Kong marketplace, which ranks among the highest of all equity markets in the developed world for trading costs. As a result of the improved revenues and various cost savings initiatives throughout 2010, we were able to reduce our pre-tax loss in the region by nearly half compared to the first quarter of 2010.

Capital Resource Allocation

On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The credit agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Availability under the credit agreement is limited to, depending on the borrowing base, either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation (the “NSCC”), or (ii) a percentage of the market value of temporary positions pledged as collateral.

In the first quarter of 2011, we returned $12.6 million to stockholders in the form of stock repurchases, which represented approximately 130% of net income.  Going forward, we intend to maximize our capital resource flexibility to allow us to capitalize on strategic investment opportunities as well as to continue to return capital to stockholders through stock repurchases.

Results of Operations — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$75,831	$81,710	$(5,879)	(7)
Recurring	21,940	17,034	4,906	29
Other	2,740	1,164	1,576	135
Total revenues	100,511	99,908	603	1

Expenses:
Compensation and employee benefits	38,278	34,270	4,008	12
Transaction processing	12,946	10,276	2,670	26
Other expenses	35,468	41,925	(6,457)	(15)
Interest expense	270	224	46	21
Total expenses	86,962	86,695	267	—
Income before income tax expense	$13,549	$13,213	$336	3
Pre-tax margin	13.5%	13.2%	0.3%

Our 2011 U.S. results include the operations of Majestic (now ITG Investment Research) following our October 2010 acquisition.

Our U.S. trading volumes increased 9% over the first quarter of 2010, while overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) were 8% lower.  Our first quarter average daily volume increased 7%, largely driven by growth from our sell-side client segment, including those clients that trade with us on a net basis, which more than offset reduced flows from our core institutional accounts. Our first quarter revenue capture per share of $0.00553 improved sequentially (over the fourth quarter of 2010), due in part to higher rates paid by research clients. However, we experienced overall rate compression compared to the first quarter of 2010 reflecting continued weakness in domestic equity fund activity as well as the increasingly greater percentage of our business originating from higher turnover, lower rate clients, including our sell-side client segment.  As a result, commission and fee revenues declined 7% in the quarter as compared to the first quarter of 2010.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2011	2010	Change	% Change
Total trading volume (in billions of shares)	11.9	10.9	1.0	9
Trading volume per day (in millions of shares)	191.5	178.3	13.2	7
U.S. market trading days	62	61	1	2

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues increased primarily due to the $5.8 million of billed revenue from ITG Investment Research, which more than offset reductions from the discontinuation of certain product offerings in the first quarter of 2010. A portion of the revenue attributable to ITG Investment Research during the first quarter of 2011 was recognized as commissions and fees as clients are compensating us for this service through higher trading flows as part of bundled commission arrangements. The use of this payment method is an important part of our research content strategy as it provides an opportunity for revenue synergies through the use of our trading products and a more flexible way to up-sell additional research content.

Other revenues primarily increased from higher stock borrow revenues, as our matched book business did not begin until April 2010, a gain of $0.5 million on the sale of our entire common stock holdings in NYSE Euronext, Inc. and gains resulting from temporary positions in securities.

Total expenses were essentially flat with the first quarter of 2010, reflecting the impact of a $6.1 million write-off of certain capitalized software initiatives in the first quarter of 2010 and our ongoing cost reduction efforts, offset by the inclusion of ITG Investment Research results and the higher transaction processing costs associated with increased trading volume. Excluding the $7.5 million of expenses from ITG Investment Research and the 2010 write-off, total expenses in the U.S. were down $1.1 million compared to the first quarter of 2010 (see Non-GAAP Financial Measures).

Compensation and employee benefits increased 12% primarily due to the additional headcount related to the ITG Investment Research operations, offset in part by a reduction in share-based compensation associated with forfeited awards.

Transaction processing costs increased 26% due to higher volumes, including a higher mix from net executions, and higher rates paid to execution venues, partially offset by an increase in the portion of trades being internally crossed through POSIT.

Other expenses decreased primarily due to the $6.1 million write-off of certain capitalized software initiatives in the first quarter of 2010.  Additional cost savings in areas of capitalized software amortization, fixed asset depreciation and professional services, primarily legal fees, were virtually offset by the inclusion of ITG Investment Research expenses.

The interest expense recorded in the first quarter of 2011 consists of debt issuance cost amortization and commitment fees relating to the three-year $150 million revolving credit agreement we entered into in January 2011.  The purpose of this credit line is to provide liquidity for our U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures and non-standard settlements.  Interest expense recorded in the first quarter of 2010 relates to long-term debt incurred in 2006, which was fully repaid as of December 31, 2010.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$19,350	$16,114	$3,236	20
Recurring	1,212	855	357	42
Other	1,277	1,467	(190)	(13)
Total revenues	21,839	18,436	3,403	18

Expenses:
Compensation and employee benefits	6,345	5,201	1,144	22
Transaction processing	3,835	3,681	154	4
Other expenses	6,542	4,964	1,578	32
Total expenses	16,722	13,846	2,876	21
Income before income tax expense	$5,117	$4,590	$527	11
Pre-tax margin	23.4%	24.9%	(1.5)%

Currency translation increased total Canadian revenues and expenses by $1.2 million and $0.9 million, respectively, resulting in a $0.3 million benefit to pre-tax income.

Trading on all Canadian markets increased approximately 28% from a year ago.  However, much of this growth came from high frequency trading market participants, a client segment that ITG Canada does not participate in actively.  Average daily client volume from ITG Canada’s core trading activity increased by 18%, while average daily volume from lower-rate, technology-based commissions increased 58%.  Ongoing pricing pressure, as well as business mix, limited commission and fee revenue growth to $3.2 million or 20%, with a $1.0 million contribution from the stronger Canadian dollar.  Excluding this currency impact, growth was $2.2 million or 14% from the prior year quarter (see Non-GAAP Financial Measures).

Recurring revenues were driven higher primarily by the growth in the number of billable network connections in our ITG Net connectivity business and favorable currency impact.

Other revenues were lower in the first quarter of 2011 primarily due to the expanded presence of high frequency trading firms, which significantly reduced the principal trading opportunities available, and higher losses from client accommodations.

Compensation and employee benefits costs were driven higher by share-based compensation, which fluctuates for our Canadian operations based on changes in the price of our stock, as well as incentive-based compensation and currency translation ($0.3 million).

Transaction processing costs were higher due to the impact of currency translation ($0.2 million).  When excluding currency translation, the expense decreased slightly due to savings from the migration to a new clearing broker, which more than offset increases in Canadian execution costs from higher volumes.

The increase in other expenses was primarily driven by telecommunications and consulting costs incurred to enhance our product offerings, a $0.8 million increase in the amount allocated for research and development and unfavorable exchange rate translation.

European Operations

	Three Months Ended March 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$15,093	$16,966	$(1,873)	(11)
Recurring	3,235	3,574	(339)	(9)
Other	47	(171)	218	127
Total revenues	18,375	20,369	(1,994)	(10)

Expenses:
Compensation and employee benefits	7,950	8,808	(858)	(10)
Transaction processing	4,217	4,824	(607)	(13)
Other expenses	5,702	5,194	508	10
Total expenses	17,869	18,826	(957)	(5)
Income before income tax expense	$506	$1,543	$(1,037)	(67)
Pre-tax margin	2.8%	7.6%	(4.8)%

Currency translation increased our total European revenues and expenses by $0.5 million and $0.6 million, respectively, resulting in a $0.1 million decrease to pre-tax income.

European commissions and fees fell $1.9 million primarily due to lower self-directed trading by clients.  Our results in the first quarter of 2010 included a substantial amount of portfolio rebalancing trades that did not repeat in the first quarter of 2011.  Offsetting this decline was additional commission sharing revenues from ITG Net as well as from our new single ticket clearing business, which commenced in the fourth quarter of 2010.  Commissions and fees also benefited from favorable currency translation ($0.4 million).

Recurring revenues reflect a reduction in subscription revenue generated by our OMS offering and a decrease in analytical product sales.  The improvement in other revenues reflects a decrease in client accommodations and lower costs from financing customer non-standard settlement activity.

Compensation and employee benefits expenses reflect a 12% decrease in average headcount and lower share-based compensation from forfeited awards, partially offset by lower capitalized salary costs and unfavorable currency translation ($0.2 million).

Transaction processing costs declined 13% due to cost reduction initiatives implemented for our clearance and settlement activities, as well as lower volumes.

Other expenses reflect increased costs related to depreciation associated with our back office clearance and settlement system, software licensing, enhanced market data connectivity, a $0.5 million increase in the amount allocated for research and development and unfavorable currency translation ($0.2 million). These costs were partially offset by favorable exchange transaction gains.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$8,402	$7,128	$1,274	18
Recurring	834	508	326	64
Other	117	341	(224)	(66)
Total revenues	9,353	7,977	1,376	17

Expenses:
Compensation and employee benefits	4,905	5,185	(280)	(5)
Transaction processing	2,028	1,878	150	8
Other expenses	4,461	4,819	(358)	(7)
Total expenses	11,394	11,882	(488)	(4)
Loss before income tax expense	$(2,041)	$(3,905)	$1,864	48
Pre-tax margin	NA	NA	NA

Currency translation, primarily from the stronger Australian dollar, increased total Asia Pacific revenues and expenses by $0.3 million and $0.4 million, respectively, reducing pre-tax income by $0.1 million.

Asia Pacific commission and fee revenues increased 18% over the prior year quarter driven largely by increased turnover, additional commission sharing revenues from ITG Net and the strength of the Australian Dollar.  Overall market turnover in the key Asia Pacific markets where we operate increased approximately 28% over the first quarter of 2010.

The growth in recurring revenues primarily reflects growth in the number of billable network connections in our ITG Net connectivity business.

The decrease in compensation and employee benefits costs reflects lower headcount levels (resulting from our restructuring activities in the second quarter of 2010) partially offset by increases in incentive-based compensation and unfavorable currency translation ($0.2 million).

Transaction processing costs increased due to the higher trading values compared to the prior year quarter, the impact of which was reduced by a higher percentage of trades executed in lower cost venues and cost saving initiatives implemented for our clearance and settlement activities.  Unfavorable currency translation also contributed to the increase.

The decrease in other expenses reflects the closing of our on-shore Japanese operations in the second quarter of 2010 partially offset by unfavorable currency translation and additional connectivity and market data fees related to business growth.

Consolidated income tax expense

Our effective tax rate was 44.3% in the first quarter of 2011 compared to 45.4% in the first quarter of 2010.  The decline in the first quarter 2011 effective tax rate is attributable to the enactment by the U.S. Government of Research and Experimental Credits that were not present in the first quarter of 2010, partially offset by higher non-deductible expenses.  We continue to report significant pre-tax losses in the Asia Pacific region where we have ceased recognizing tax benefits for net operating losses since the fourth quarter of 2009 in accordance with U.S. GAAP. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At March 31, 2011, unrestricted cash and cash equivalents totaled $267.0 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2011, we had interest-bearing security deposits totaling $17.4 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions for short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans.

On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. As described in more detail below, this credit agreement is specifically designed to meet the liquidity needs of our U.S. broker-dealer clearance and settlement operations.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities.  In Europe, we maintain $27.3 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income	$9,549	$8,432
Non-cash items included in net income	30,529	26,361
Effect of changes in receivables/payables from/to customers and brokers	(34,206)	35,331
Effect of changes in other working capital and operating assets and liabilities	(63,493)	(45,022)
Net cash (used in) provided by operating activities	$(57,621)	$25,102

The net decrease in operating cash flow during the first quarter of 2011 from receivables/payables from/to customers and brokers related to European settlement activities at March 31, 2011 that were financed by a short-tem bank loan of $34.2 million. The decrease during the first quarter of 2011 from the changes in other working capital and operating assets and liabilities reflected in part the reduction of accounts payable and accrued expenses, which included the payment of the cash portion of our 2010 incentive compensation program and the payment of acquisition obligations.

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

Investing Activities

Net cash used in investing activities of $12.9 million includes our investment in capitalizable software development projects and computer hardware, software and facilities, reduced by proceeds received from the sale of various common stock holdings.

Financing Activities

Net cash provided by financing activities of $19.6 million primarily reflects short-term bank borrowings from overdraft facilities arising from international clearing and settlement activities and the reduction of deferred compensation amounts through issuances of our common stock, partially offset by repurchases of ITG common stock and debt issuance cost incurred related to the credit agreement entered into during the quarter.

On January 31, 2011, we entered into a $150 million three-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate,  plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for ITG Inc.’s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, we have additional flexibility with our existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral.  Among other restrictions, the terms of the Credit Agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

During the first quarter of 2011, we repurchased approximately 0.9 million shares of our common stock at a cost of approximately $17.4 million, which was funded from our available cash resources. Of these shares, 674,500 were purchased under our Board of Directors’ authorization for a total cost of $12.6 million (average cost of $18.73 per share). An additional 267,475 shares repurchased ($4.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  The total remaining number of shares currently available for repurchase under ITG’s stock repurchase program is 2.2 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at March 31, 2011 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$81.6	$80.6
AlterNet	3.8	3.6
Blackwatch	3.7	3.6
ITG Derivatives	3.2	2.2

As of March 31, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2011, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$50.3	$49.7
European Operations
Europe	41.8	18.2
Asia Pacific Operations
Australia	11.4	6.5
Hong Kong	31.0	10.2
Singapore	0.4	0.2

Liquidity and Capital Resource Outlook

Historically, our working capital, stock repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of our MacGregor and Plexus Group Inc. acquisitions in 2006, which required long term financing which was fully repaid by December 31, 2010. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our 2011 revolving credit agreement (see Financing Activities).  However, our ability to borrow additional funds may be inhibited by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms.

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

Disclosures of commissions and fees excluding currency translation, which excludes the impact of fluctuations in foreign currency exchange rates, is provided to facilitate relevant period-to-period comparisons of the underlying growth in commissions and fees by excluding these fluctuations outside of management’s control that impact the overall comparability. Underlying commissions and fees should be viewed in addition to, and not as an alternative to, commissions and fees as determined in accordance with U.S. GAAP.

Adjusted expense and adjusted net income disclosures excluding the write-off of capitalized software development or certain non-operating items are provided to facilitate the relevant period-to-period comparison of expenses and net income by excluding these unusual items that impact overall comparability. These non-GAAP measures should be viewed in addition to, and not as an alternative to, expenses and net income as determined in accordance with U.S. GAAP.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts.  Associated with its membership, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearinghouse memberships vary, in general, the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources.  The maximum potential payout under these memberships cannot be estimated.  The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

As of March 31, 2011, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2010.

Critical Accounting Estimates

The following describes an update to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2010.

Goodwill

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, we performed our annual goodwill impairment testing in the fourth quarter of 2010.  We also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  At the time of our annual test, the fair value of each of our reporting units was determined to be in excess of its carrying value by a minimum of 25 percent.  Accordingly, no impairment of goodwill was indicated, however we recognized the reasonable possibility that one of our reporting units might become impaired in future periods given the persistently unfavorable industry environment for our business, as well as the fact that our market capitalization has been consistently below our book value for over a year.  Our use of the term “reasonable possibility” refers to a potential occurrence that is more than remote, but less than probable in our judgment. As a result, we have continued to monitor economic trends related to our business as well as re-examine the key assumptions used in our annual test.  While events and circumstances have not significantly changed since the completion of our annual test, we maintain a heightened awareness of such trends and their resultant impact on our near-term profitability and the market price of our common stock.  Accordingly, we performed an interim goodwill impairment evaluation as of March 31, 2011. Based on the results of our interim step one testing, no goodwill impairment was indicated for any reporting units, as the fair value of each of our U.S., European and Hong Kong reporting units was determined to be in excess of its carrying value by 17%, 50%, and 158%, respectively.  Our interim impairment evaluation utilized the same valuation techniques used in our impairment valuation performed in the fourth quarter of 2010. We also examined the sensitivity of the fair values of our reporting units by reviewing other scenarios relative to the initial assumptions we used to see if the resulting impact on fair values would have resulted in a different step one conclusion.  Accordingly, we performed sensitivity analyses based on more conservative terminal growth scenarios and higher discount rates in which the fair values of these reporting units were recalculated. None of the outcomes of the sensitivity analyses performed led us to conclude that our goodwill is impaired.

While we have determined the estimated fair values of our reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill interim impairment testing as of March 31, 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, we may be required to record non-cash charges in future periods for goodwill impairment, whether in connection with our next annual impairment testing on October 1, 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2010. There has been no material change in this information.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

On November 21, 2006, Liquidnet, Inc. filed a lawsuit against ITG Inc. and The MacGregor Group, Inc. in the United States District Court for the District of Delaware alleging infringement of U.S. Patent No. 7,136,834 (the “‘834 patent”) by the “Channel ITG” (now ITG Channel) and “Macgregor XIP” products.  Investment Technology Group, Inc., ITG Inc., ITG Solutions Network, Inc. and The MacGregor Group, Inc. (collectively “ITG”) subsequently sued Liquidnet Holdings, Inc. (together with Liquidnet, Inc., “Liquidnet”) in the United States District Court for the Southern District of New York, seeking a declaratory judgment that the ‘834 patent was not infringed, was invalid, and was unenforceable.  The Delaware lawsuit was later voluntarily dismissed by Liquidnet on technical grounds.  In its counterclaims to the New York lawsuit, Liquidnet alleged that POSIT Alert, in addition to the products above, infringed the ‘834 patent.  On December 21, 2010, the Court granted ITG summary judgment of non-infringement of the ‘834 patent and denied Liquidnet’s motion for summary judgment of infringement.  On March 11, 2011, ITG and Liquidnet entered into a settlement agreement pursuant to which the ‘834 patent litigation was dismissed with prejudice.

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2010. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2011, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2011
To: January 31, 2011	92,404	$16.79	—	2,896,840

From: February 1, 2011
To: February 28, 2011	499,548	18.85	354,500	2,542,340

From: March 1, 2011
To: March 31, 2011	350,023	18.45	320,000	2,222,340

Total	941,975	$18.50	674,500

(a) This column includes the acquisition of 267,475 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first quarter of 2011, we repurchased approximately 0.9 million shares of our common stock at a cost of approximately $17.4 million, which was funded from our available cash resources. Of these shares, 674,500 were purchased under our

Board of Directors’ authorization for a total cost of $12.6 million (average cost of $18.73 per share). An additional 267,475 shares repurchased ($4.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  In July 2010, ITG’s Board of Directors authorized the repurchase of an additional 4.0 million shares. This authorization has no expiration date.  The total remaining number of shares currently available for repurchase under ITG’s stock repurchase program is 2.2 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits

(A)	EXHIBITS
	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1*	Section 1350 Certification

	101	Interactive Data File

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 9, 2011	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant