Form 10-Q
period 2011-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2011-08-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2011

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

At July 26, 2011 the Registrant had 41,009,189 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Net, and POSIT are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives is a service mark of the Investment Technology Group, Inc. companies.

PRELIMINARY NOTES

When we use the terms “ITG”, the “Company”, “we”, “us” and “our”, we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” and the negative of these terms and other comparable terminology.

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, the actions of both current and potential new competitors, fluctuations in market trading volumes, financial market volatility, changes in commission pricing, potential impairment charges related to goodwill and other long-lived assets, evolving industry regulations, errors or malfunctions in our systems or technology, rapid changes in technology, cash flows into or redemptions from equity mutual funds, effects of inflation, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, changes in tax policy or accounting rules, fluctuations in foreign exchange rates, adverse changes or volatility in interest rates, our ability to attract and retain talented employees, general economic, business, credit and financial market conditions, internationally and nationally as well as our ability to achieve cost savings from our cost reduction plan.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$268,832	$317,010
Cash restricted or segregated under regulations and other	68,495	68,965
Deposits with clearing organizations	19,567	14,235
Securities owned, at fair value	8,481	25,789
Receivables from brokers, dealers and clearing organizations	1,834,343	865,251
Receivables from customers	1,140,878	606,256
Premises and equipment, net	36,977	34,790
Capitalized software, net	63,264	62,507
Goodwill	274,289	468,479
Other intangibles, net	41,770	36,784
Income taxes receivable	7,583	5,561
Deferred taxes	12,795	4,902
Other assets	25,307	20,324
Total assets	$3,802,581	$2,530,853

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$176,874	$195,109
Short-term bank loans	19,874	—
Payables to brokers, dealers and clearing organizations	1,407,236	1,139,958
Payables to customers	1,478,360	272,027
Securities sold, not yet purchased, at fair value	3,305	19,362
Income taxes payable	12,350	16,215
Deferred taxes	356	18,114
Term loan	25,469	—
Total liabilities	3,123,824	1,660,785

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,835,395 and 51,790,608 shares issued at June 30, 2011 and December 31, 2010, respectively	518	518
Additional paid-in capital	240,860	246,085
Retained earnings	646,539	833,133
Common stock held in treasury, at cost; 10,892,939 and 10,524,757 shares at June 30, 2011 and December 31, 2010, respectively	(223,709)	(220,161)
Accumulated other comprehensive income (net of tax)	14,549	10,493
Total stockholders’ equity	678,757	870,068
Total liabilities and stockholders’ equity	$3,802,581	$2,530,853

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Commissions and fees	$111,850	$130,500	$230,526	$252,418
Recurring	26,514	22,761	53,735	44,732
Other	4,253	2,061	8,434	4,862
Total revenues	142,617	155,322	292,695	302,012

Expenses:
Compensation and employee benefits	55,679	54,587	113,157	108,051
Transaction processing	23,104	23,581	46,130	44,240
Occupancy and equipment	15,063	14,969	30,005	30,166
Telecommunications and data processing services	14,870	12,971	29,941	26,606
Other general and administrative	22,762	21,928	44,922	50,085
Goodwill impairment	225,035	5,375	225,035	5,375
Restructuring charges	17,678	2,337	17,678	2,250
Acquisition related costs	2,523	—	2,523	—
Interest expense	494	206	764	430
Total expenses	377,208	135,954	510,155	267,203
(Loss) income before income tax (benefit) expense	(234,591)	19,368	(217,460)	34,809
Income tax (benefit) expense	(38,448)	11,860	(30,866)	18,869
Net (loss) income	$(196,143)	$7,508	$(186,594)	$15,940

(Loss) earnings per share:
Basic	$(4.77)	$0.17	$(4.52)	$0.37
Diluted	$(4.77)	$0.17	$(4.52)	$0.36

Basic weighted average number of common shares outstanding	41,112	43,226	41,272	43,525
Diluted weighted average number of common shares outstanding	41,112	43,704	41,272	44,129

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2011

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2011	$—	$518	$246,085	$833,133	$(220,161)	$10,493	$870,068

Net (loss)	—	—	—	(186,594)	—	—	(186,594)
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	4,142	4,142
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	(86)	(86)
Comprehensive (loss) income							$(182,538)
Issuance of common stock for stock options (111,792 shares) share awards (634,585 shares) and employee stock unit awards (178,818 shares), including tax benefit decrease of $2.0 million	—	—	(15,861)	—	19,273	—	3,412
Issuance of common stock for the employee stock purchase plan (44,787 shares)	—	—	594	—	—	—	594
Shares withheld for net settlements of share-based awards (278,877 shares)	—	—	—	—	(4,993)	—	(4,993)
Purchase of common stock for treasury (1,014,500 shares)	—	—	—	—	(17,828)	—	(17,828)
Share-based compensation	—	—	10,042	—	—	—	10,042
Balance at June 30, 2011	$—	$518	$240,860	$646,539	$(223,709)	$14,549	$678,757

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from Operating Activities:
Net (loss) income	$(186,594)	$15,940
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	29,265	31,837
Deferred income tax (benefit) expense	(27,686)	2,602
Provision for doubtful accounts	28	153
Share-based compensation	8,397	7,890
Capitalized software write-off	—	6,091
Non-cash restructuring charges	2,298	836
Goodwill impairment	225,035	5,375
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	1,228	12,357
Deposits with clearing organizations	(5,332)	(23,965)
Securities owned, at fair value	15,328	132
Receivables from brokers, dealers and clearing organizations	(938,730)	(620,492)
Receivables from customers	(507,424)	(654,855)
Accounts payable and accrued expenses	(23,334)	(46,964)
Payables to brokers, dealers and clearing organizations	252,617	996,377
Payables to customers	1,166,388	298,953
Securities sold, not yet purchased, at fair value	(16,167)	3,994
Income taxes payable	(5,891)	14,554
Other, net	(1,123)	(8,965)
Net cash (used in) provided by operating activities	(11,697)	41,850

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of acquired cash	(36,185)	(3,000)
Capital purchases	(11,059)	(7,571)
Capitalization of software development costs	(18,342)	(21,549)
Proceeds from sale of investments	2,095	—
Net cash used in investing activities	(63,491)	(32,120)

Cash flows from Financing Activities:
Proceeds from short-term bank loans	19,874	29,918
Proceeds from (repayments of) term loans	25,469	(23,800)
Debt issuance costs	(2,908)	—
Common stock issued	5,973	6,671
Common stock repurchased	(17,828)	(25,127)
Shares withheld for net settlements of share-based awards	(4,993)	(3,449)
Net cash provided by (used in) financing activities	25,587	(15,787)

Effect of exchange rate changes on cash and cash equivalents	1,423	1,104
Net decrease in cash and cash equivalents	(48,178)	(4,953)
Cash and cash equivalents — beginning of year	317,010	330,879
Cash and cash equivalents — end of period	$268,832	$325,926

Supplemental cash flow information
Interest paid	$751	$731
Income taxes paid	$7,561	$2,953

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. (a self clearing broker-dealer of equity securities), AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), United States (“U.S.”) broker-dealers, (2) ITG Canada Corp. (“ITG Canada”), an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post-trade analysis, fair value and trade optimization services, The MacGregor Group, Inc. (“MacGregor”), a provider of trade order management technology and network connectivity services for the financial community and ITG Investment Research, Inc. (“ITG Investment Research”), a provider of independent data driven investment and market research.

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

The Company’s reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 16, Segment Reporting, to the consolidated financial statements, which also includes financial information about geographic areas). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-5, Comprehensive Income (Topic 220).  Companies will have two choices of how to present items of net income, items of comprehensive income and total comprehensive income.  Companies can create one continuous statement of comprehensive income or two separate consecutive statements and will be required to present reclassification adjustments in both other comprehensive income and net income.  The guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.

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

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, providing guidance relating to revenue arrangements that include software elements. Currently, if the software is considered more than incidental to the product or services, the entire arrangement is accounted for under Accounting Standards Codification (“ASC”), Software—Revenue Recognition. Under the new guidance many of these arrangements will be accounted for as multiple element arrangements as follows: (i) the tangible element of the product will always be outside the scope of ASC 985-605, (ii) the software elements of tangible products are outside the scope of ASC 985-605 when the software elements and non-software elements function together to deliver the product’s essential functionality and (iii) undelivered elements in the arrangement related to the non-software components are excluded from the software revenue recognition guidance.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations that are material on an individual or aggregate basis for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance concerns disclosure only and did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,453	$4,453	$—	$—
U.S. government money market mutual funds	133,330	133,330	—	—
Money market mutual funds	4,531	4,531	—	—
Securities owned, at fair value:
Trading securities	3,487	3,487	—	—
Equity index mutual funds	3,359	3,359	—	—
Bond mutual funds	1,635	1,635	—	—
Total	$150,795	$150,795	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$—	$—	$—	$—
Securities sold, not yet purchased, at fair value:
Common stock	3,305	3,305	—	—
Total	$3,305	$3,305	$—	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$5,061	$5,061	$—	$—
U.S. government money market mutual funds	192,617	192,617	—	—
Money market mutual funds	7,971	7,971	—	—
Securities owned, at fair value:
Trading securities	19,051	19,051	—	—
Available-for-sale securities	1,662	1,662	—	—
Equity index mutual funds	3,402	3,402	—	—
Bond mutual funds	1,674	1,674	—	—
Total	$231,438	$231,438	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$9	$—	$9	$—
Securities sold, not yet purchased, at fair value:
Common stock	19,362	19,362	—	—
Total	$19,371	$19,362	$9	$—

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

Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during the six months ended June 30, 2011 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using			Total
	June 30, 2011	Level 1	Level 2	Level 3	Losses
Goodwill — U.S. Operations	245,118	—	—	245,118	225,035
Total	$245,118	$—	$—	$245,118	$225,035

Goodwill allocated to the Company’s U.S. Operations reporting unit with a carrying value of $470.1 million was written down to its implied fair value of $245.1 million resulting in an impairment charge of $225.0 million in the second quarter of 2011.

(3) Restructuring Charges

2011 Restructuring

In the second quarter of 2011, the Company decided to implement a restructuring plan to improve margins and enhance stockholder returns primarily focused on reducing workforce, consulting and infrastructure costs in the U.S. and Europe.  The cost reduction plan resulted in a restructuring charge of $17.7 million, consisting of employee separation and related costs ($17.4 million) and lease consolidation costs ($0.3 million).  Employee severance costs relate to the termination of approximately 100 employees and the lease consolidation costs relate to office space that was vacated.  Most of the accrued costs are expected to be paid in 2011, except payments related to the leased facilities, which will continue until March 2013, and the settlement of restricted share awards, which will continue through February 2014.

Westchester Office Closing - 2010

The Company decided to close its Westchester, NY office, relocate the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million.  The restructuring charge consisted of lease abandonment costs ($2.2 million) and employee severance costs ($0.1 million).

The following table summarizes the changes in the Company’s liability balance related to the Westchester office restructuring plan, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$90	$2,164	$2,254
Utilized — cash	(82)	(263)	(345)
Balance at June 30, 2011	$8	$1,901	$1,909

The remaining accrued costs related to employee separation are expected to be paid during 2011 while the payments related to the leased facilities will continue through 2016.

Asia Pacific Restructuring - 2010

In the second quarter of 2010, the Company implemented a plan to close its on-shore operations in Japan to lower costs and reduce capital requirements.  The annual expenses for the on-shore Japanese operations were approximately $4 million and the amount of regulatory capital deployed exceeded $20 million. In connection with this move, a one-time charge of $2.1 million was recorded for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software, net of a partial offset in the fourth quarter of 2010 for cumulative translation gains that were reclassified to operations following the substantial liquidation of the Japanese subsidiary.

The following table summarizes the changes in the Company’s liability balance related to the Asia Pacific restructuring plan, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

Contract termination charges
Balance at December 31, 2010	$11
Utilized — cash	(11)
Balance at June 30, 2011	$—

2009 Restructuring

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

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$77	$853	$930
Utilized — cash	(27)	(360)	(387)
Other	3	—	3
Balance at June 30, 2011	$53	$493	$546

The remaining accrued costs relate to payments related to the leased facilities and the settlement of restricted share awards which will continue through April 2012.

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

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at June 30, 2011.

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

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of our derivative instruments at June 30, 2011 and December 31, 2010 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Currency forward contracts	$—	$(9)
Total derivatives not designated as hedging instruments	—	(9)
Total derivatives	$—	$(9)

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations at June 30, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Operations (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	June 30, 2011	June 30, 2010
Three Months Ended
Currency forward contracts	$(62)	$206
Total	$(62)	$206

Six Months Ended
Currency forward contracts	$(180)	$268
Total	$(180)	$268

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

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Corporate stocks—trading securities	$3,487	$19,051	$3,305	$19,362
Corporate stocks—available-for-sale	—	1,662	—	—
Mutual funds	4,994	5,076	—	—
Total	$8,481	$25,789	$3,305	$19,362

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

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	June 30, 2011	December 31, 2010
Positions with net gains	$—	$86
Positions with net (losses)	—	—
Total gain/(loss)	$—	$86

Unrealized holding gains on securities, available-for-sale as of December 31, 2010 relates to shares of NYSE Euronext, Inc. the Company received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006.  During the first quarter of 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million in other revenues.  There were no sales of available-for-sale securities during the six month period ending June 30, 2010.

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

During the six months ended June 30, 2010, uncertain tax positions in the U.S. were resolved for the 2006 and 2008 fiscal years resulting in a decrease in our liability of $0.8 million and the related deferred tax asset of $0.3 million.  As a result of this, we recognized a net tax benefit of $0.1 million.

During the six months ended June 30, 2011, no uncertain tax positions in the U.S. were resolved.

The Company had unrecognized tax benefits for tax positions taken of $13.2 million and $12.4 million at June 30, 2011 and December 31, 2010, respectively.  The Company had accrued interest expense of $1.4 million and $1.2 million, net of related tax effects, related to unrecognized tax benefits at June 30, 2011 and December 31, 2010, respectively.

(8) Acquisitions

Ross Smith Energy Group Ltd.

On June 3, 2011, the Company completed its acquisition of Ross Smith Energy Group Ltd. (“RSEG”), a Calgary-based independent provider of research on the oil and gas industry. RSEG provides detailed technical and financial analysis of North American resource plays, public and private corporations, as well as coverage of international and macroeconomic energy issues, for more than 200 clients in North America and Europe, a number of which are new clients for ITG. The acquisition of RSEG (now renamed ITG Investment Research ULC) will expand the ITG research platform to include differentiated views into the exploration and production activities of North American and international energy companies.

The results of RSEG have been included in the Company’s consolidated financial statements since its acquisition date. The $38.6 million purchase price for RSEG consists of all cash with no contingent payment provisions. In connection with the acquisition, the Company also incurred approximately $0.7 million of acquisition related costs, including legal fees and other professional fees, as well as $1.8 million in connection with the termination of a distribution agreement with a third party, net of a $1.0 million recovery from RSEG’s former owners.  These costs were classified in the Consolidated Statements of Operations as acquisition related costs.

The assets and liabilities of RSEG were recorded as of the acquisition date, at their respective fair values, under business combination accounting. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed as follows (dollars in thousands):

Cash	$2,540
Accounts receivable, net	1,422
Customer related intangible asset	6,950
Accounts payable and accrued liabilities	(1,505)
Deferred income	(2,151)
Other assets and liabilities, net	611
Goodwill	30,715
Total purchase price	$38,582

The goodwill and customer related intangible asset were assigned to the U.S. Operations segment, which is expected to be the primary beneficiary of the synergies achieved from the business combination. The goodwill is deductible for tax purposes over 15 years. The acquired customer related intangible asset of $7.0 million has a 10 year useful life. The pro forma results of the RSEG acquisition would not have been material to the Company’s result of operations.

(9) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the period ended June 30, 2011 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2010	$439,294	$28,484	$701	$468,479
Impairment loss	(225,035)	—	—	(225,035)
Acquisition of Ross Smith Energy	30,715	—	—	30,715
ITG Investment Research price adjustment	144	—	—	144
Currency translation adjustment	—	(14)	—	(14)
Balance as of June 30, 2011	$245,118	$28,470	$701	$274,289

Goodwill impairment

The Company tests the carrying value of goodwill for impairment at least annually and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in market capitalization, a decline in recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company’s industry.  As the indicators of potential impairment have not improved, the Company continued to perform interim goodwill impairment testing at the end of each quarterly period during 2011.  The interim impairment tests apply the same valuation techniques and sensitivity analyses used in the Company’s prior annual impairment test to updated cash flow and profitability forecasts.

Based upon tests performed during the second quarter of 2011, the Company recorded an impairment charge of $225.0 million in connection with the goodwill allocated to its U.S. Operations reporting unit. This impairment charge reflects continued weakness in institutional trading volumes, which lowered estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples.

No impairment was indicated for the European or Hong Kong Operations as the fair values of these reporting units were determined to be in excess of their respective carrying values by 20% and 167%. In addition, none of the outcomes of the Company’s sensitivity analyses performed led to a conclusion that the goodwill for these two reporting units are impaired.

Although no impairment of goodwill was indicated for the European and Hong Kong operations, the Company recognizes the reasonable possibility that one of these reporting units might become impaired in future periods given the persistently unfavorable environment for the Company’s business. Similarly, while the U.S. Operations goodwill was determined to be only partially impaired, the Company also recognizes the reasonable possibility that it could become further impaired in such an environment.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. The use of the term “reasonable possibility” refers to a potential occurrence that is more than remote, but less than probable in management’s judgment. The Company will continue to monitor economic trends related to its business as well as re-examine the key assumptions used in its impairment testing.

Other Intangible Assets

Acquired other intangible assets consisted of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,165	$10,400	$1,036	5.0
Customer related intangibles	27,851	3,389	20,901	2,571	7.8
Proprietary software	20,876	13,018	20,876	12,001	17.6
Trading rights	165	—	165	—	—
Other	50	—	50	—	—
Total	$59,342	$17,572	$52,392	$15,608

In the second quarter of 2011, the Company recorded a $7.0 million customer related intangible asset with a useful life of 10 years related to the acquisition of RSEG.

At June 30, 2011, other intangibles not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.0 million and $2.0 million for the three months and six months ended June 30, 2011, respectively, compared with $0.7 million and $1.4 million in the respective prior year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2011, no other intangible assets were deemed impaired, and accordingly, no adjustment was required.

(10) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Broker-dealers	$807,740	$246,560	$776,696	$403,432
Clearing organizations	408,854	413	32	108,526
Securities borrowed	618,100	618,662	—	—
Securities loaned	—	—	630,508	628,000
Allowance for doubtful accounts	(351)	(384)	—	—
Total	$1,834,343	$865,251	$1,407,236	$1,139,958

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Customers	$1,142,046	$607,286	$1,478,360	$272,027
Allowance for doubtful accounts	(1,168)	(1,030)	—	—
Total	$1,140,878	$606,256	$1,478,360	$272,027

Securities Borrowed and Loaned

As of June 30, 2011, securities borrowed as part of the Company’s matched book operations with a fair value of $591.0 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest earned	$6,328	$1,159	$9,680	$1,326
Interest incurred	(5,003)	(779)	(7,420)	(843)
Net	$1,325	$380	$2,260	$483

(11) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2011	December 31, 2010
Accrued research payables	$48,191	$41,569
Accrued compensation and benefits	34,932	63,423
Trade payables	22,388	24,235
Accrued restructuring	17,837	3,196
Deferred revenue	15,996	15,852
Deferred compensation	11,381	16,531
Accrued transaction processing	3,493	3,336
Acquisition payment obligation	507	9,314
Other	22,149	17,653
Total	$176,874	$195,109

(12) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement operations are funded with operating cash, securities loaned or with short-term bank loans in the form of overdraft facilities.  At June 30, 2011 there was $19.9 million outstanding under these facilities at a weighted average interest rate of 2.0% primarily associated with European settlement transactions.

On January 31, 2011, ITG Inc., as borrower, and Investment Technology Group, Inc., as guarantor, entered into a $150 million three-year revolving credit agreement (“Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate,  plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for ITG Inc.’s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Company has additional flexibility with its existing cash and future cash flows from operations to strategically invest in growth initiatives and to return profits to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation (“NSCC”), or (ii) a percentage of the market value of temporary positions pledged as collateral.  Among other restrictions, the terms of the Credit Agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

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

At June 30, 2011 there were no amounts outstanding under the Credit Agreement.

Term Loan

On June 1, 2011, Investment Technology Group, Inc. (“Parent Company”) as borrower, entered into a $25.5 million Master Loan and Security Agreement (“Term Loan Agreement”) with Banc of America Leasing & Capital, LLC (“Bank of America”).  The four year term loan established under this agreement (“Term Loan”) is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011.  The primary purpose of this financing is to provide capital for strategic initiatives.  Among other obligations and restrictions, the terms of the Term Loan Agreement include compliance with the financial covenants of the Credit Agreement for as long as the Credit Agreement is outstanding.

The events of default under the Term Loan Agreement include, among others, cross default on the Credit Agreement, default on payment, failure to maintain required equipment insurance, certain negative judgments and bankruptcy events. In the event of a default, the terms of the Term Loan Agreement require the Company to pay additional interest at a rate of 3.0% and, the lender may in its discretion terminate the loan agreement and declare all unpaid amounts outstanding to be immediately due and payable.

The Term Loan is payable in monthly principal installments of $530,600 beginning in July 2011 and accrues interest at 3.0% plus the average one month London Interbank Offered Rate (LIBOR) for dollar deposits. The remaining scheduled principal repayments are as follows (dollars in thousands):

Year	Aggregate Amount
2011	$3,184
2012	6,367
2013	6,367
2014	6,367
2015	3,184
$25,469

Along with the Term Loan Agreement, Parent Company entered into a $5 million master lease facility with Banc of America Leasing & Capital, LLC (“Master Lease Agreement”), under which purchases of new equipment may be financed.  Each equipment lease under the Master Lease Agreement shall be structured as a capital lease and will have a separate 48 month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1.  Each lease under the Master Lease Agreement will require principal repayment on a monthly schedule and will accrue interest at the same rate prescribed for the Term Loan.

As of June 30, 2011, no equipment leases were outstanding under the Master Lease Agreement.

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30,
	2011	2010
Three Months Ended
Net (loss) income for basic and diluted earnings per share	$(196,143)	$7,508
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	41,112	43,226
Effect of dilutive securities	—	478
Average common shares used in diluted computation	41,112	43,704
(Loss) earnings per share:
Basic	$(4.77)	$0.17
Diluted	$(4.77)	$0.17

Six Months Ended
Net (loss) income for basic and diluted earnings per share	$(186,594)	$15,940
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	41,272	43,525
Effect of dilutive securities	—	604
Average common shares used in diluted computation	41,272	44,129
(Loss) earnings per share:
Basic	$(4.52)	$0.37
Diluted	$(4.52)	$0.36

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	June 30,
	2011	2010
Three months ended	1,849	1,031
Six months ended	1,438	708

The impact of all common stock equivalents on 2011 per share amounts is anti-dilutive due to the fact that the Company is reporting a loss.

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2011
Currency translation adjustment	$14,549	$—	$14,549
Unrealized holding gain/(loss) on securities, available-for-sale
Beginning balance	144	(58)	86
Less: Reclassification adjustment for gains recognized in net income	(144)	58	(86)
Net unrealized holding gain/(loss) on securities, available-for-sale	—	—	—
Total	$14,549	$—	$14,549

December 31, 2010
Currency translation adjustment	$10,407	$—	$10,407
Unrealized holding gain/(loss) on securities, available-for-sale	144	(58)	86
Total	$10,551	$(58)	$10,493

Unrealized holding gains and losses on securities, available-for-sale relates to shares of NYSE Euronext, Inc. the Company received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006.  During the first quarter of 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million.

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

Net capital balances and the amounts in excess of required net capital at June 30, 2011 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$78.4	$77.4
AlterNet	4.0	3.8
Blackwatch	3.2	3.2
ITG Derivatives	2.5	1.5

As of June 30, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2010, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$47.4	$46.8
European Operations
Europe	44.2	2.5
Asia Pacific Operations
Australia	17.6	12.6
Hong Kong	31.2	12.0
Singapore	0.4	0.2

(16) Segment Reporting

The Company is organized into four operating segments through which the Company’s chief operating decision makers manage the Company’s business. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)(2)(3)(4)	Canadian Operations (1)	European Operations (1)	Asia Pacific Operations (1)(5)	Consolidated
Three Months Ended June 30, 2011
Total revenues	$93,893	$20,828	$17,501	$10,395	$142,617
(Loss) income before income tax (benefit) expense	(236,250)	4,526	(906)	(1,961)	(234,591)
Identifiable assets	1,302,240	118,814	1,761,016	620,511	3,802,581
Three Months Ended June 30, 2010
Total revenues	$108,089	$21,494	$17,940	$7,799	$155,322
Income (loss) before income tax expense (benefit)	24,173	6,292	937	(12,034)	19,368
Identifiable assets	1,542,913	441,224	451,038	491,432	2,926,607

Six Months Ended June 30, 2011
Total revenues	$194,404	$42,667	$35,876	$19,748	$292,695
(Loss) income before income tax (benefit) expense	(222,701)	9,643	(400)	(4,002)	(217,460)
Six Months Ended June , 2010
Total revenues	$207,997	$39,930	$38,309	$15,776	$302,012
Income (loss) before income tax expense (benefit)	37,386	10,882	2,480	(15,939)	34,809

(1)         Income (loss) before income tax expense for the three and six months ended June 30, 2011 includes the impact of restructuring charges of $15.4 million, $0.7 million, $1.2 million and $0.3 million for the U.S., Canadian, European and Asia Pacific Operations, respectively.

(2)         Income (loss) before income tax expense for the three and six months ended June 30, 2011 includes the impact of a $225.0 million goodwill impairment charge.

(3)         Income (loss) before income tax expense for the three and six months ended June 30, 2011 includes the impact of acquisition related costs of $2.5 million.

(4)         Income (loss) before income tax expense for the six months ended June 30, 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives.

(5)         Income (loss) before income tax expense for the three and six months ended June 30, 2010 includes the impacts of a $5.4 million impairment charge related to Australian goodwill and a restructuring charge of $2.5 million to close the Company’s on-shore Japanese operations.

(17)                          Off-Balance Sheet Risk and Concentration of Credit Risk

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

Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services in Europe, and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services.

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

Expenses

Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, share-based compensation and related employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the competitive landscape for key talent.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” as such term is defined in SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain unique and/or non-recurring items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management’s control, such as foreign currency exchange rates. Management believes that the non-GAAP financial measures described below provide investors and analysts useful insight into our financial position and operating performance.

Disclosures of commissions and fees excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, is provided to facilitate relevant period-to-period comparisons of the underlying growth in commissions and fees by excluding these fluctuations outside of management’s control that impact the overall comparability. Underlying commissions and fees should be viewed in addition to, and not as an alternative to, commissions and fees as determined in accordance with U.S. GAAP.

Adjusted expense and adjusted net income disclosures excluding certain non-operating items are provided to facilitate the relevant period-to-period comparison of expenses and net income by excluding these unusual items that impact overall comparability. These non-GAAP measures should be viewed in addition to, and not as an alternative to, expenses and net income as determined in accordance with U.S. GAAP.

Reconciliations of adjusted expenses and adjusted net income to expenses and net (loss) income and related per share amounts as determined in accordance with U.S. GAAP are provided below.

Quarter Ended June 30, 2011:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$377,208	$330,143	$16,302	$18,407	$12,356
Less:
Acquisition related costs	2,523	2,523
Goodwill impairment charge	225,035	225,035
Restructuring charges	17,678	15,444	685	1,235	314
Adjusted expenses	$131,972	$87,141	$15,617	$17,172	$12,042

U.S. GAAP net loss	$(196,143)
Net effect of adjustments	201,976
Adjusted net income	$5,833

U.S. GAAP diluted loss per share	$(4.77)
Net effect of adjustments	4.91
Adjusted diluted earnings per share	$0.14

Quarter Ended June 30, 2010:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$135,954	$83,916	$15,202	$17,003	$19,833
Less:
Acquisition related costs
Goodwill impairment charge	5,375				5,375
Restructuring charges	2,337	(165)	(16)		2,518
Adjusted expenses	$128,242	$84,081	$15,218	$17,003	$11,940

U.S. GAAP net income	$7,508
Net effect of adjustments	7,784
Adjusted net income	$15,292

U.S. GAAP diluted earnings per share	$0.17
Net effect of adjustments	0.18
Adjusted diluted earnings per share	$0.35

Executive Summary for the Quarter Ended June 30, 2011

Consolidated Overview

During the quarter ended June 30, 2011 our U.S. and Europe businesses continued to encounter persistently weak institutional trading volumes.  In the U.S., outflows from domestic equity funds re-accelerated, resulting in a shift in the mix of our business, which has reduced our average revenue capture rate per share and, as a result, our revenues and profitability. In Europe, institutional market turnover has fallen dramatically as economic uncertainty continues in the Euro zone with the prevailing sovereign debt crisis. Canadian revenues lost some momentum during the second quarter, despite favorable exchange rates, while our Asia Pacific business continues to improve, narrowing its quarterly operating loss to less than $2.0 million. Adjusted net income (see Non-GAAP Financial Measures), for the quarter was $5.8 million, or $0.14 per diluted share, compared to $15.3 million, or $0.35 per diluted share, during the second quarter of 2010.  Consolidated revenues decreased 8% to $142.6 million compared to $155.3 million generated in the second quarter of 2010.

Faced with significant competition for commission dollars (with more than half of the available U.S. equity commission pool being dedicated to research and advisory services), last year we took the first major step in our competitive strategy of expanding our addressable market by transforming our business into a combined content and execution model.  In October 2010, we acquired Majestic Research Corp (now ITG Investment Research).  In the second quarter of 2011, we completed the next step of our build-out of ITG Investment Research by acquiring Ross Smith Energy Group Ltd.  RSEG provides detailed technical and financial analysis of North American resource plays, public and private corporations, as well as coverage of international and macroeconomic energy issues, for more than 200 clients in North America and Europe, a number of which are new clients for ITG. The RSEG acquisition provides sector expansion into energy as well as geographic expansion into Canada for our research offering.  In connection with the RSEG acquisition, we incurred acquisition and related costs of $2.5 million consisting of professional fees associated with the transaction of $0.7 million and $1.8 million to terminate a distribution agreement with a third party. We also launched new coverage in the Canadian wireless, medical devices and softline retail sectors and continued to establish new trading relationships with accounts to pay for our research.

In the current environment, we are proceeding cautiously given the lack of visibility as to when conditions will become more favorable for our business.  As we weather this period of uncertainty, we are focused on improving profitability while also maintaining flexibility to allocate additional resources to our research build-out.  Accordingly, in the second quarter we established a restructuring plan to improve margins and enhance stockholder returns primarily focused on reducing workforce, consulting and infrastructure costs in the U.S. and Europe. The cost reduction plan resulted in a restructuring charge during the second quarter of $17.7 million consisting of employee separation and related costs ($17.4 million) and lease consolidation costs ($0.3 million).  Annualized cost savings for 2012 are estimated to exceed $20 million, with a significant portion of these savings beginning to take effect in the third quarter of 2011. Employee severance costs relate to the termination of approximately 100 employees while the lease consolidation costs relate to vacated office space.

In the second quarter, we also recorded a goodwill impairment charge in our U.S. operations of $225.0 million resulting from weak institutional trading activity and a decline in industry market multiples (see Critical Accounting Estimates).  This non-cash charge has no impact on debt covenants, cash flows or day-to-day business operations.

As a result of the above charges, we incurred a net loss on a U.S. GAAP basis of $196.1 million, or ($4.77) per diluted share, for the second quarter compared to net income on a U.S. GAAP basis of $7.5 million, or $0.17 per diluted share, during the second quarter of 2010.

Consolidated expenses for the quarter were $377.2 million compared to $136.0 million in the second quarter of 2010 primarily due to the impairment, restructuring and acquisition related costs described above which collectively contributed $245.3 million to expense growth.  Adjusted expenses for the quarter were $132.0 million compared to adjusted expenses of $128.2 million in the second quarter of 2010.  In the U.S., adjusted expenses were $87.1 million compared to adjusted expenses of $84.1 million during the second quarter of 2010. The growth in adjusted U.S. expenses related to the inclusion of expenses for our research operations of $7.8 million, which was partially offset by savings from earlier cost reduction initiatives. Our adjusted non-U.S. expenses were $44.8 million during the second quarter of 2011 compared to adjusted expenses of $44.2 million in the second quarter of 2010 as cost saving initiatives offset most of the $3.4 million increase from foreign currency translation, $0.2 million of costs associated with our research operations and $0.6 million of additional global research and development expenses that were allocated from our U.S. operations to our international operations.  This reallocation more accurately reflects the global manner in which these resources are managed and consumed (see Non-GAAP Financial Measures for all adjusted amounts).

Segment Discussions

U.S. equity volumes during the second quarter were at the lowest levels since late 2007. While the U.S. equity market valuations remain near multiyear highs, investors continue to pull money out of domestic stock funds in favor of fixed income, non-U.S equity and exchange-traded funds, thereby diminishing the pool of available commissions.  Execution-only brokers have been particularly challenged as research-driven commission spending is generally given priority by investment managers. During the first two months of 2011, domestic equity fund flows briefly turned positive, with inflows of approximately $20.6 billion (according to the Investment Company Institute), before reverting to outflows of approximately $5.0 billion in March followed by approximately $25.1 billion in outflows in the second quarter. This negative sentiment continues to cast uncertainty as to when a real, sustainable recovery in domestic institutional equity activity will materialize, as well as the extent to which it will recover.

During the second quarter of 2011, our average daily executed volumes in the U.S. declined by 4% to 191.1 million shares per day as compared to the second quarter of 2010, outperforming the 31% decline in the overall combined average daily market volume of NYSE and NASDAQ-listed securities during the same period. Increased flows from our sell-side client segment, including those that trade through us on a net basis, and from funds employing quantitative strategies compensated in part for the reduced flows from our core actively managed institutional accounts. This shift in our volume mix has reduced our average revenue capture per share, resulting in a net reduction to commissions and fees of 21% versus the second quarter of 2010.  Our total U.S. revenues were $93.9 million, declining from the $108.1 million generated in the second quarter of 2010.

We are continuing to manage costs in the U.S. with the only meaningful increase coming from our new research operations. While our current results reflect the unfavorably leveraged effects of our largely fixed cost structure, our now leaner cost structure is positioned to provide more positive leverage from future revenue growth.

Our Canadian business also faced challenges with commission revenues falling 7% on lower institutional volumes and revenue capture per share.  As in the U.S., our plan is to expand our market reach with research services following our acquisition of RSEG.

In Europe, economic uncertainty has led investors to remain cautious and minimize their exposure to equities and to hold more of their remaining equity exposure in passive funds. As a result, market turnover has fallen dramatically, resulting in lower broker commissions across the market, particularly for execution-only brokers. In this environment, our European commission revenues fell only 2%, including a favorable currency translation effect of nearly $1.3 million.  A higher percentage of trades internally crossed and cost saving initiatives implemented for our clearance and settlement activities helped us control transaction processing costs and preserve profitability on an adjusted basis. On a U.S. GAAP basis we incurred a pre-tax loss of $0.9 million in Europe due to $1.2 million of restructuring costs. There is considerable uncertainty surrounding the economic climate in the region, which could have an impact on our near-term results.

Our Asia Pacific Operations posted record revenues of $10.4 million, 33% higher than the second quarter of 2010. We continue to view Asia Pacific as a significant opportunity for ITG as our POSIT Marketplace gains traction in the Hong Kong marketplace, which ranks among the highest of all equity markets in the developed world for trading costs. As a result of the improved revenues and various cost savings initiatives implemented throughout 2010, we were able to significantly reduce our pre-tax operating loss in the region to less than $2.0 million.

Capital Resource Allocation

In the second quarter of 2011, we acquired RSEG for $38.6 million, which was partially financed by a $25.5 million four-year term loan from Bank of America. This loan is secured by a security interest in equipment owned by Investment Technology Group, Inc. and certain U.S. subsidiaries as of June 1, 2011. We also returned $5.2 million to stockholders in the form of stock repurchases, bringing the year-to-date total to $17.8 million, representing 116% of our year-to-date adjusted net income.  Going forward, we intend to utilize our capital resource flexibility, including our debt capacity, to continue to capitalize on strategic investment opportunities while we return profits to stockholders through stock repurchases.

Results of Operations — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$70,504	$89,776	$(19,272)	(21)
Recurring	20,791	17,398	3,393	20
Other	2,598	915	1,683	184
Total revenues	93,893	108,089	(14,196)	(13)

Expenses
Compensation and employee benefits	36,892	35,675	1,217	3
Transaction processing	13,439	12,975	464	4
Other expenses	36,316	35,225	1,091	3
Goodwill impairment	225,035	—	225,035	—
Restructuring charges	15,444	(165)	15,609	—
Acquisition related costs	2,523	—	2,523	—
Interest expense	494	206	288	140
Total expenses	330,143	83,916	246,227	293
(Loss) income before income tax expense	$(236,250)	$24,173	$(260,423)	—
Pre-tax margin	NA	22.4%	NA

Our 2011 U.S. results include the operations of Majestic (now ITG Investment Research) following the acquisition in late October 2010. Following the acquisition of RSEG in early June 2011, the U.S. results include revenues from RSEG’s U.S. clients along with RSEG’s operating expenses, net of a charge to our Canadian operations for costs attributable to the amount of RSEG revenue recognized in Canada.

Our U.S. trading volumes decreased 4% over the second quarter of 2010, while overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) were 31% lower.  Our average daily volume decreased as reduced flows from our core actively managed institutional accounts more than offset growth from our sell-side-client segment, including those clients that trade with us on a net basis, and from funds that employ quantitative strategies.  This shift in our volume mix has reduced our average revenue capture per share, resulting in a net reduction to commissions and fees of 21% versus the second quarter of 2010.

	Three Months Ended June 30,
	2011	2010	Change	% Change
U.S. Operations: Key Indicators*
Total trading volume (in billions of shares)	12.0	12.6	(0.6)	(4)
Trading volume per day (in millions of shares)	191.1	199.9	(8.8)	(4)
Average revenue per share ($)	$0.0051	$0.0061	$(0.0010)	(17)
U.S. market trading days	63	63	—	—

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues increased primarily due to the $5.4 million of billed revenue from ITG Investment Research (including $1.0 million from RSEG), which more than offset lower revenues from our connectivity and analytical products.  A portion of the revenue attributable to ITG Investment Research during the second quarter of 2011 was recognized as commissions and fees as certain clients pay for research services through higher trading flows as part of bundled commission arrangements. The use of this payment method is an important part of our research content strategy as it provides an opportunity for revenue synergies through the use of our trading products and a more flexible way to up-sell additional research content.

Other revenues primarily increased from higher stock borrow revenues and a decrease in trading errors and client accommodations.  Our matched book business began in April 2010 and has grown since the second quarter of 2010.

Total expenses, including the goodwill impairment, restructuring charges and acquisition related costs were up $246.2 million compared to the second quarter of 2010.  Excluding these charges, adjusted expenses (see Non-GAAP Financial Measures) were $87.1 million, compared to $84.1 million due to $7.8 million of expenses from ITG Investment Research, offset in part by savings from prior cost reduction initiatives.

Compensation and employee benefits increased 3% as the additional headcount related to ITG Investment Research more than offset decreases in incentive compensation, which fluctuates based on revenues, profitability and other measures, taking into account the competitive landscape for key talent.

Transaction processing costs increased 4% despite lower volumes, primarily due to the change in the mix of our executed trades.

Other expenses increased $1.1 million due primarily to costs associated with the research business, including costs for data providers, offset in part by decreases in capitalized software amortization, fixed asset depreciation and professional services fees, primarily consisting of legal fees.

In the second quarter of 2011, we recorded goodwill impairment charges of $225.0 million reflecting the continued weakness in institutional trading volumes, which lowered estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples (see Critical Accounting Estimates for further detail).

Restructuring charges primarily include costs related to employee separation and related costs.  Related savings in the U.S. are estimated to exceed $16.9 million in 2012.

Acquisition related costs were incurred in connection with the RSEG acquisition, consisting of $0.7 million in professional services, such as legal and accounting services, as well as $1.8 million in costs to terminate a distribution agreement with a third party, net of a $1.0 million recovery from RSEG’s former owners.

The interest expense incurred in the second quarter of 2011 relates primarily to debt issuance cost amortization and commitment fees relating to the three-year $150 million revolving credit agreement we entered into in January 2011 to provide liquidity for our U.S. brokerage operations and the long-term debt financing we obtained in the second quarter of 2011 to provide capital for strategic initiatives (see Liquidity and Capital Resources and Note 12, Borrowings, to the condensed consolidated financial statements for further detail).  Interest expense incurred in the second quarter of 2010 relates to the term loan under our 2006 credit agreement, which was fully repaid as of December 31, 2010.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$17,795	$19,097	$(1,302)	(7)
Recurring	1,541	987	554	56
Other	1,492	1,410	82	6
Total revenues	20,828	21,494	(666)	(3)

Expenses
Compensation and employee benefits	5,359	5,861	(502)	(9)
Transaction processing	3,503	4,320	(817)	(19)
Other expenses	6,755	5,037	1,718	34
Restructuring charges	685	(16)	701	—
Total expenses	16,302	15,202	1,100	7
Income before income tax expense	$4,526	$6,292	$(1,766)	(28)
Pre-tax margin	21.7%	29.3%	(7.6)%

Currency translation increased total Canadian revenues and expenses by $1.2 million and $0.7 million, respectively, resulting in a $0.5 million increase to pre-tax income.

Trading on all Canadian markets was relatively flat to prior year levels.  While our total average daily volume in Canada increased slightly over the second quarter of 2010, this was attributable to growth from sell-side clients as the average daily trading volumes from institutions decreased 7%.  The change in the mix, along with pricing pressure combined to reduce commissions and fees 12% when excluding the favorable currency impact of the stronger Canadian Dollar (see Non-GAAP Financial Measures).

Recurring revenues benefited from the RSEG acquisition as the new vertical contributed $0.2 million in recurring revenues from Canadian clients, with an additional $0.1 million of Canadian revenues from this vertical included in commissions and fees.  Recurring revenues also benefited from increased ITG Net connections.

Compensation and employee benefits decreased $0.5 million as lower share-based compensation, which fluctuates for our Canadian operations based on changes in the price of our stock, as well as lower incentive-based compensation more than offset unfavorable currency translation ($0.3 million).

Transaction processing costs were lower despite the impact of unfavorable currency translation ($0.2 million) due to savings from the migration to a new clearing broker and lower volumes.

The increase in other expenses was primarily driven by higher consulting costs incurred to enhance our product offerings, a $0.2 million charge allocated for investment research costs, a $0.6 million increase in the amount allocated for research and development and unfavorable exchange rate translation.

Restructuring charges primarily include costs related to employee separation and related costs.  Related savings are estimated to exceed $0.5 million in 2012.

European Operations

	Three Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$14,185	$14,433	$(248)	(2)
Recurring	3,268	3,771	(503)	(13)
Other	48	(264)	312	118
Total revenues	17,501	17,940	(439)	(2)

Expenses
Compensation and employee benefits	7,817	8,036	(219)	(3)
Transaction processing	4,080	4,450	(370)	(8)
Other expenses	5,275	4,517	758	17
Restructuring charges	1,235	—	1,235	—
Total expenses	18,407	17,003	1,404	8
(Loss) income before income tax expense	$(906)	$937	$(1,843)	(197)
Pre-tax margin	NA	5.2%	(10.4)%

Currency translation increased our total European revenues and expenses by $1.6 million and $2.0 million, respectively, resulting in a $0.4 million decrease to pre-tax income.

Economic uncertainty continues across Europe as the sovereign debt crises continues to prevail. This has led investors to remain cautious and minimize their exposure to equities and to hold more of their remaining equity exposure in passive funds. As a result, market turnover has fallen dramatically, resulting in lower broker commissions across the market, particularly for execution only brokers. However, lower liquidity levels in an already fragmented market has forced asset managers to search all available pools and enabled POSIT to grow its market share.

Our European commissions and fees fell 2%, including a favorable currency translation effect of nearly $1.3 million, as overall market turnover declined approximately 10%. Excluding currency translation impact, commissions and fees fell $1.5 million (see Non-GAAP Financial Measures) as price competition and lower turnover has led to lower portfolio and self-directed business. POSIT revenues and commissions from our new Single Ticket Clearing offering made strong gains.

Recurring revenues fell $0.5 million, despite a favorable currency impact of $0.3 million, due to order management system and analytical product subscription cancellations. Other revenues increased $0.3 million due to lower trading errors and accommodations.

Total expenses were up $1.4 million compared to the second quarter of 2010.  Excluding the restructuring charge of $1.2 million, adjusted expenses in Europe were up only $0.2 million or 1% compared to the second quarter of 2010 (see Non-GAAP Financial Measures) including $2.0 million of unfavorable currency translation effect.

Compensation and employee benefits decreased $0.9 million, when excluding unfavorable currency translation impact of $0.7 million (see Non-GAAP Financial Measures), due primarily to a 12% reduction in headcount and decreases in incentive compensation.

Transaction processing costs declined 8% due to cost reduction initiatives, such as changing settlement agents, negotiating lower rates and implementing our own books and records for our clearance and settlement activities, as well as a higher percentage of volume internally crossed.  Excluding unfavorable currency translation impact of $0.6 million, transaction processing costs decreased 23% (see Non-GAAP Financial Measures).

Other expenses increased $0.8 million related to software licenses associated with the implementation of an in-house back office books and records system and market surveillance systems, connectivity costs associated with direct market data feeds from exchanges to improve latency and resiliency, professional fees relating to advice on new business initiatives and less foreign exchange gains.

Restructuring charges primarily include employee separation and related costs.  Cost savings are estimated to exceed $2.4 million in 2012.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$9,366	$7,194	$2,172	30
Recurring	914	605	309	51
Other	115	—	115	100
Total revenues	10,395	7,799	2,596	33

Expenses
Compensation and employee benefits	5,611	5,015	596	12
Transaction processing	2,082	1,836	246	13
Other expenses	4,349	5,089	(740)	(15)
Goodwill impairment	—	5,375	(5,375)	(100)
Restructuring charges	314	2,518	(2,204)	(88)
Total expenses	12,356	19,833	(7,477)	(38)
Loss before income tax expense	$(1,961)	$(12,034)	$10,073	84
Pre-tax margin	NA	NA	NA

Currency translation, primarily from the stronger Australian dollar, increased total Asia Pacific revenues and expenses by $0.7 million each, with no material impact on pre-tax income.

Commission and fees increased 30% over the prior year quarter driven by increased market turnover and market share as a result of the trading flow from both U.S. and local clients.  Commissions and fees also benefitted from favorable currency translation.

The growth in recurring revenues primarily reflects growth in the number of billable network connections in our ITG Net connectivity business.  Other revenues increased as a result of a reduction in trading errors and accommodations.

Compensation and employee benefits reflect higher incentive compensation, share-based compensation and pension expense, as well as unfavorable translation of $0.4 million.

Transaction processing costs grew at a slower pace than related trading revenues as a higher percentage of trades executed in lower cost venues and cost saving initiatives implemented for our clearance and settlement activities reduced transaction processing costs.

Other expenses reflect the savings achieved from the closing of our on-shore Japanese operations in the second quarter of 2010 and other cost savings efforts partially offset by unfavorable currency translation.

The restructuring charges recorded in 2011 include lease abandonment charges while the 2010 charges include costs related to employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software in connection with closing our on-shore Japanese operations.  The goodwill impairment charge recorded in 2010 relates to the write-off of the entire balance of goodwill in our Australia reporting unit.

Consolidated income tax expense

Our effective tax rate was 16.4% in the second quarter of 2011 compared to 61.2% in the second quarter of 2010.  The decrease in the second quarter 2011 effective tax rate on the reported pre-tax loss is directly attributed to the significant impairment charge in the U.S. which is only partially deductible. The higher effective rate on the reported pre-tax income in the second quarter of 2010 resulted from significant pre-tax losses in the Asia Pacific region where we are not currently recording tax benefits. The pre-tax losses in the Asia Pacific region included restructuring charges of $2.5 million and a goodwill impairment charge of $5.4 million.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$146,335	$171,486	$(25,151)	(15)
Recurring	42,731	34,432	8,299	24
Other	5,338	2,079	3,259	157
Total revenues	194,404	207,997	(13,593)	(7)

Expenses
Compensation and employee benefits	75,170	69,945	5,225	7
Transaction processing	26,385	23,251	3,134	13
Other expenses	71,784	77,237	(5,453)	(7)
Goodwill impairment	225,035	—	225,035	—
Restructuring charges	15,444	(252)	15,696	—
Acquisition related costs	2,523	—	2,523	—
Interest expense	764	430	334	78
Total expenses	417,105	170,611	246,494	144
(Loss) income before income tax expense	$(222,701)	$37,386	$(260,087)	—
Pre-tax margin	NA	18.0%	NA

Our U.S. trading volumes increased slightly over the first half of 2010, while overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) were 20% lower.  Our average daily volume increased slightly, largely driven by growth from our sell-side-client segment and funds that employ quantitative strategies, which more than offset reduced flows from our core actively managed institutional accounts.  This shift in our volume mix has reduced our average revenue capture per share, resulting in a net reduction to commissions and fees of 15% versus the first half of 2010.

	Six Months Ended June 30,
	2011	2010	Change	% Change
U.S. Operations: Key Indicators*
Total trading volume (in billions of shares)	23.9	23.4	0.5	2
Trading volume per day (in millions of shares)	191.3	189.3	2.0	1
Average revenue per share ($)	$0.0053	$0.0064	$(0.0011)	(17)
U.S. market trading days	125	124	1	1

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues increased primarily due to the $11.2 million of billed revenue from ITG Investment Research (including $1.0 million from RSEG), which more than offset lower revenues from our connectivity and analytical products due primarily to cancellations.  A portion of the revenue attributable to ITG Investment Research during the first quarter of 2011 was recognized as commissions and fees as certain clients are paying for research services through higher trading flows as part of bundled commission arrangements. The use of this payment method is an important part of our research content strategy as it provides an opportunity for revenue synergies through the use of our trading products and a more flexible way to up-sell additional research content.

Other revenues primarily increased from higher stock borrow revenues from our matched book business which started in April 2010, a gain of $0.5 million on the sale of our entire common stock holdings in NYSE Euronext, Inc. and gains resulting from temporary positions in securities.

Total 2011 expenses of $417.1 million include the following non-operating adjustments: a goodwill impairment charge ($225.0 million), restructuring charges ($15.4 million), acquisition related costs ($2.5 million) as well as the inclusion of costs for ITG Investment Research ($15.1 million), while 2010 expenses include a $6.1 million write-off of certain capitalized software initiatives.

Compensation and employee benefits increased 7% as the additional headcount related to ITG Investment Research more than offset cost savings initiatives and decreases in incentive compensation, which fluctuates based on revenues, profitability and other measures, taking into account the increasing competitive landscape for key talent. Also contributing to the 7% increase were other employee-related costs including relocation, training and temporary staffing needs.

Transaction processing costs increased 13% primarily due to higher volumes and the change on the mix of our executed trades.

Other expenses decreased primarily due to the $6.1 million write-off of certain capitalized software initiatives in the first quarter of 2010.  Additional cost savings in areas of capitalized software amortization, fixed asset depreciation and professional services, primarily legal fees, were virtually offset by the inclusion of ITG Investment Research expenses.

In the second quarter of 2011 we recorded goodwill impairment charges of $225.0 million reflecting continued weakness in institutional trading volumes, which lowered estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples (see Critical Accounting Estimates for further detail).

Restructuring charges primarily include employee separation and related costs.  Related savings are estimated to exceed $16.9 million in 2012.

Acquisition related costs were incurred in connection with the RSEG acquisition, consisting of $0.7 million in professional services, such as legal and accounting services, as well as $1.8 million in costs to terminate a distribution agreement with a third party, net of a $1.0 million recovery from RSEG’s former owners.

The interest expense incurred in the first half of 2011 relates primarily to debt issuance cost amortization and commitment fees relating to the three-year $150 million revolving credit agreement we entered into in January 2011 to provide liquidity for our U.S. brokerage operations and the long-term debt financing we obtained in the second quarter of 2011 to provide capital for strategic initiatives (see Liquidity and Capital Resources and Note 12, Borrowings, to the condensed consolidated financial statements for further detail).  Interest expense incurred in the second quarter of 2010 relates to the term loan under our 2006 credit agreement, which was fully repaid as of December 31, 2010.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$37,145	$35,211	$1,934	5
Recurring	2,753	1,842	911	49
Other	2,769	2,877	(108)	(4)
Total revenues	42,667	39,930	2,737	7

Expenses
Compensation and employee benefits	11,704	11,062	642	6
Transaction processing	7,338	8,001	(663)	(8)
Other expenses	13,297	10,001	3,296	33
Restructuring charges	685	(16)	701	—
Total expenses	33,024	29,048	3,976	14
Income before income tax expense	$9,643	$10,882	$(1,239)	(11)
Pre-tax margin	22.6%	27.3%	4.7%

Currency translation increased total Canadian revenues and expenses by $2.4 million and $1.6 million, respectively, resulting in a $0.8 million increase to pre-tax income.

Our Canadian average daily volume increased by 18% in the first half of 2011 primarily due to growth from sell-side clients, as volumes from institutions were up 6%. The shift in business mix along with continued pricing pressure from institutions reduced the amount of growth in commissions and fees to $1.9 million, or 5%, which was entirely attributable to the stronger Canadian dollar.

Recurring revenues benefited from the RSEG acquisition as the new vertical contributed $0.2 million in revenues, with an additional $0.1 million of revenues from this vertical included in commissions and fees. Recurring revenues also benefited from increased ITG Net connections and favorable currency translation.

Compensation and employee benefits costs were driven higher primarily due to unfavorable currency translation.

Transaction processing decreased $0.7 million from last year due to a reduction in clearance and settlement charges as a result of the migration to a new clearing broker in August 2010, offset in part by unfavorable currency translation.

The increase in other expenses was primarily driven by consulting costs incurred to enhance our product offerings, a $0.2 million charge allocated for investment research costs, a $1.4 million increase in the amount allocated for research and development and unfavorable currency translation.

European Operations

	Six Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$29,278	$31,399	$(2,121)	(7)
Recurring	6,503	7,345	(842)	(11)
Other	95	(435)	530	122
Total revenues	35,876	38,309	(2,433)	(6)

Expenses
Compensation and employee benefits	15,767	16,844	(1,077)	(6)
Transaction processing	8,297	9,274	(977)	(11)
Other expenses	10,977	9,711	1,266	13
Restructuring charges	1,235	—	1,235	—
Total expenses	36,276	35,829	447	1
(Loss) income before income tax expense	$(400)	$2,480	$(2,880)	(116)
Pre-tax margin	NA	6.5%	NA

Currency translation increased our total European revenues and expenses by $2.1 million and $2.5 million, respectively, resulting in a $0.4 million decrease to pre-tax income.

European commissions and fees fell 7%, despite a favorable currency translation effect of $1.7 million. Excluding this currency translation impact, commissions and fees fell $3.8 million or 12% (see Non-GAAP Financial Measures).  All products were affected by reduced institutional flow, with the exception of Single Ticket Clearing, which is a new offering that commenced in late 2010 and contributed $0.6 million of revenues in the first half of 2011.

Recurring revenues fell $0.8 million, despite a favorable currency impact of $0.4 million, due to order management system and analytical product subscription cancellations. Other revenues increased $0.5 million due to less trading errors and accommodations.

Total expenses were relatively flat compared to the prior year, despite the inclusion of the restructuring charge ($1.2 million) and unfavorable currency translation effect ($2.5 million).

Compensation and employee benefits decreased $2.0 million, when excluding unfavorable currency translation impact of $0.9 million (see Non-GAAP Financial Measures), due primarily to a 12% reduction in headcount and decreases in incentive compensation.

Transaction processing costs were $1.0 million lower than the same period last year despite unfavorable currency translation impact of $0.8 million due to cost reduction initiatives, such as changing settlement agents, negotiating lower rates and implementing our own books and records for our clearance and settlement activities.

Other expenses increased $1.3 million due to unfavorable currency translation impact of $0.8 million, software licenses associated with the implementation of an in-house back office books and records system and market surveillance systems, connectivity costs associated with direct market data feeds from exchanges to improve latency and resiliency and professional fees.

Restructuring charges primarily include employee separation and related costs.  Cost savings are estimated to exceed $2.4 million in 2012.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$17,768	$14,322	$3,446	24
Recurring	1,748	1,113	635	57
Other	232	341	(109)	(32)
Total revenues	19,748	15,776	3,972	25

Expenses
Compensation and employee benefits	10,516	10,200	316	3
Transaction processing	4,110	3,714	396	11
Other expenses	8,810	9,908	(1,098)	(11)
Goodwill impairment	—	5,375	(5,375)	(100)
Restructuring charges	314	2,518	(2,204)	(88)
Total expenses	23,750	31,715	(7,965)	(25)
Loss before income tax expense	$(4,002)	$(15,939)	$11,937	75
Pre-tax margin	NA	NA	NA

Currency translation, primarily from the stronger Australian dollar, increased total Asia Pacific revenues and expenses by $1.0 million and $1.2 million, respectively, reducing pre-tax income by $0.2 million.

Commissions and fees increased 24% over the prior year largely due to increased market turnover and market share as a result of the growth in trading flow from both U.S. and local clients.  Commissions and fees also benefitted from favorable currency translation.

The growth in recurring revenues primarily reflects growth in the number of billable network connections in our ITG Net connectivity business.

Compensation and employee benefits costs reflects unfavorable currency translation of $0.5 million, as well as higher incentive compensation, share-based compensation and pension expense, partially offset by decreases in head count and other employee related expenses.

Transaction processing costs grew at a slower pace than related trading revenues as a higher percentage of trades were executed in lower cost venues, and cost saving initiatives implemented for our clearance and settlement activities reduced transaction processing costs.

Other expenses reflect the savings achieved from the closing of our on-shore Japanese operations in the second quarter of 2010 and other cost savings efforts partially offset by unfavorable currency translation.

The restructuring charges recorded in 2011 include lease abandonment charges while the 2010 charges include costs related to employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software in connection with closing our on-shore Japanese operations.  The goodwill impairment charge recorded in 2010 relates to the write-off of the entire balance of goodwill in our Australia reporting unit.

Consolidated income tax expense

Our effective tax rate was 14.2% in the first half of 2011 compared to 54.2% in the first half of 2010.  The decrease in the 2011 effective tax rate on the reported pre-tax loss is directly attributed to the significant impairment charge in the U.S., which is only partially deductible. The higher effective rate on the reported pre-tax income in 2010 resulted from significant pre-tax losses in the Asia Pacific region where we are not currently recording tax benefits. The pre-tax losses in the Asia Pacific Region included restructuring charges of $2.5 million and a goodwill impairment charge of $5.4 million.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds.  At June 30, 2011, unrestricted cash and cash equivalents totaled $268.8 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2011, we had interest-bearing security deposits totaling $19.6 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions for short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans.

On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent. As described in more detail below, this credit agreement is specifically designed to meet the liquidity needs of our U.S. broker-dealer clearance and settlement operations.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities.  In Europe, we maintain $27.3 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement activities.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2011	2010
Net (loss) income	$(186,594)	$15,940
Non-cash items included in net income	237,337	54,784
Effect of changes in receivables/payables from/to customers and brokers	(27,149)	19,983
Effect of changes in other working capital and operating assets and liabilities	(35,291)	(48,857)
Net cash (used in) provided by operating activities	$(11,697)	$41,850

The net decrease in operating cash flow during the first half of 2011 from receivables/payables from/to customers and brokers primarily related to European settlement activities at June 30, 2011 that were partially financed by a short-tem bank loan of $19.9 million. The decrease during the first half of 2011 from the changes in other working capital and operating assets and liabilities reflected in part the reduction of accounts payable and accrued expenses, which included the payment of the cash portion of our 2010 incentive compensation program and the payment of acquisition obligations.

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

Investing Activities

Net cash used in investing activities of $63.5 million includes our acquisition of RSEG, investments in capitalizable software development projects and computer hardware, software and facilities, reduced by proceeds received from the sale of common stock holdings.

Financing Activities

Net cash provided by financing activities of $25.6 million primarily reflects proceeds a term loan (described below), short-term bank borrowings from overdraft facilities arising from international clearing and settlement activities and the reduction of deferred compensation amounts through issuances of our common stock, partially offset by repurchases of ITG common stock and debt issuance cost incurred related to the credit agreement and the term loan, which were both entered into during 2011.

On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent. The credit agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the credit agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate,  plus (b) a margin of 2.50%. Available but unborrowed amounts under the credit agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for our U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures and non-standard settlements. As a result, we will have additional flexibility with our existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders (see note 12, “Borrowings,” to the consolidated financial statements for more details).

On June 1, 2011, we entered into a $25.5 million Term Loan Agreement featuring a four year term loan under the agreement secured by a security interest in equipment owned by our Investment Technology Group, Inc. and certain U.S. subsidiaries as of June 1, 2011.  The primary purpose of this financing is to provide capital for strategic initiatives.  Among other obligations and restrictions, the terms of the Term Loan Agreement include compliance with the terms and financial covenants of the three-year revolving credit agreement while that agreement is still outstanding. The term loan is payable in monthly principal installments of $530,600 beginning in July 2011 and accrues interest at 3.0% plus the average one month London Interbank Offered Rate (LIBOR) for dollar deposits.

The Term Loan Agreement also provides a $5 million master lease financing commitment expiring on June 28, 2012, to finance new purchases of equipment.  Each equipment lease would have a separate 48 month term from its inception date, a $1 purchase provision at the end of its term and would accrue interest at the same rate of interest prescribed for the term loan.  At June 30, 2011, no equipment leases were outstanding under this agreement.

During the first half of 2011, we repurchased approximately 1.3 million shares of our common stock at a cost of approximately $22.8 million, which was funded from our available cash resources. Of these shares, 1.0 million were purchased under our Board of Directors’ authorization for a total cost of $17.8 million (average cost of $17.57 per share). An additional 278,877 shares repurchased ($5.0 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  The total remaining number of shares currently available for repurchase under ITG’s stock repurchase program is 1.9 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at June 30, 2011 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$8.4	$77.4
AlterNet	4.0	3.88
Blackwatch	3.2	3.2
ITG Derivatives	2.5	1.5

As of June 30, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2011, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$47.4	$46.8
European Operations
Europe	44.2	2.5
Asia Pacific Operations
Australia	17.6	12.6
Hong Kong	31.2	12.0
Singapore	0.4	0.2

Liquidity and Capital Resource Outlook

Historically, our working capital and stock repurchase requirements as well as most investment activity have been funded from cash from operations and short-term loans. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our 2011 revolving credit agreement (see Financing Activities).  However, our ability to borrow additional funds may be inhibited by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We are members of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts.  Associated with these memberships, we may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearinghouse memberships vary, in general, our guarantee obligations would arise only if the exchange had previously exhausted its resources.  The maximum potential payout under these memberships cannot be estimated.  We have not recorded any contingent liability in the consolidated financial statements for these agreements and believe that any potential requirement to make payments under these agreements is remote.

As of June 30, 2011, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

Goodwill Impairment: Testing Methodology and Valuation Considerations

We obtained goodwill and intangible assets as a result of the acquisitions of subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment at least annually and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process as follows:

•                  Step one—the fair value of each reporting unit is compared to its carrying value in order to identify potential impairment. If the fair value of a reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of a reporting unit, potential impairment is indicated at the reporting unit level and step two of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill and measure the potential impairment loss.

•                  Step two—when potential impairment is indicated in step one, we compare the implied fair value of goodwill with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and (non-goodwill) intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess in the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The impairment assessment requires management to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. The fair values of our reporting units are determined by considering the income approach, and where appropriate, a combination of the income and market approaches to valuation.

Under the income approach, the fair value of the reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent on a discounted cash flow model for each of our reporting units which incorporates a cash flow forecast plus a terminal value (a commonly used methodology to capture the present value of perpetual cash flows assuming an estimated sustainable long term growth rate). Such forecasts consider business plans, historical and anticipated future results based upon our expectations for future product offerings, our market opportunities and challenges and other factors. The discount rates used to determine the present value of future cash flows are based upon an adjusted version of the Capital Asset Pricing Model (“CAPM”) to estimate the required rate of return on equity capital. The CAPM measures the rate of return required by investors given a company’s risk profile. Significant revisions to any of these estimates could lead to an impairment of all or a portion of goodwill in future periods.

Under the market approach, the fair value is derived from multiples which are (i) based upon operating data of similar guideline companies, (ii) evaluated and adjusted based on the strengths and weaknesses of our company compared to the guideline companies and (iii) applied to our company’s operating data to arrive at an indication of value. We also consider prices paid in recent transactions that have occurred in our industry or related industries. In the latter case, valuation multiples based upon actual transactions are used to arrive at an indication of value. Under the market approach, we make certain judgments about the selection of comparable guideline companies, comparable recent company and asset transactions and transaction control premiums. Although we have based the fair value estimate on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain and actual results could differ from the estimate.

In our impairment testing, we also examine the sensitivity of the fair values of our reporting units by reviewing other scenarios relative to the initial assumptions we used to see if the resulting impact on fair values would have resulted in a different step one conclusion. Accordingly, we perform sensitivity analyses based on more conservative terminal growth scenarios and higher discount rates in which the fair values of these reporting units are recalculated. In the first sensitivity analysis, we lower our terminal growth rate assumptions (holding all other critical assumptions constant), while in our second sensitivity analysis, we increase each reporting unit’s discount rate (holding all other critical assumptions constant). We then evaluate the outcomes of the sensitivity analyses performed to assess their impact on our step one conclusions.

As a corroborative source of fair value reasonability assessment, we reconcile the aggregate fair values of our reporting units to the market capitalization of ITG to derive an implied control premium (an adjustment reflecting the estimated incremental fair value of a controlling stake in a company). In performing this reconciliation, we may, depending on the volatility of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, generally 30 days. We then compare the implied control premium to premiums paid in observable recent transactions of comparable companies to verify the reasonableness of the fair value of our reporting units obtained through our primary valuation methods.

We continually monitor and evaluate business and competitive conditions that affect our operations for indicators of potential impairment.  As a result, we performed quarterly interim impairment testing in 2010 in addition to our annual test due to the presence of adverse economic and business conditions such as significant outflows from domestic equity mutual funds (which comprise a core component of our client base), a prolonged decrease in our market capitalization below book value, a decline in our current and expected financial performance, and the significant near-term uncertainty related to both the global economic recovery and the outlook for our industry.  As these adverse circumstances indicating potential impairment have not subsided, we continued to perform interim impairment testing in 2011.  Our interim impairment tests apply the same valuation techniques, terminal growth rates and sensitivity analyses used in our prior annual impairment test to each updated quarterly cash flow forecast.

During the first two months of 2011, domestic equity fund flows turned positive with inflows of approximately $20.7 billion (according to the Investment Company Institute), before reverting back to outflows of $5.0 billion in March.  While our first quarter 2011 average daily executed volumes increased by 7% in the U.S. over the first quarter of 2010, a significantly higher portion of our volume was from our lower-priced sell-side clients resulting in a contraction in our overall average revenue per share.  Based upon these mixed results, it was not readily apparent whether the strong inflows in the first two months indicated the early stages of an asset allocation shift back to domestic equity mutual funds, or merely a brief respite from an ongoing redirection of funds from domestic equity mutual funds into other asset classes.  Our first quarter interim testing at March 31 did not indicate any step one goodwill impairment as fair value of each of our U.S., European and Hong Kong reporting units was determined to be in excess of its carrying value by 17%, 50% and 158%, respectively.  Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.

In the second quarter, outflows from domestic equity mutual funds re-accelerated driving our revenues sharply below the levels projected in our March 31 forecast.  Consequently, we revised our assumptions, in light of the increased uncertainty regarding the recovery of our core client trading activity, to reflect our adjusted expectations for a slower, more prolonged recovery in our revenue growth and to reduce the multiple used in our market approach to reflect the decline in industry market multiples. These revisions resulted in a fair value for our U.S. reporting unit that was determined to be $34.6 million (or 5%) below its carrying value, indicating a potential impairment and causing us to proceed to step two.  Our required step two valuation test yielded an aggregate fair value for the tangible and (non-goodwill) intangible assets in our U.S. Operations of $190.4 million above their aggregate carrying value, which reduced the amount of the implied fair value attributable to goodwill.  As a result we recorded a $225.0 million impairment charge for goodwill in our U.S. Operations.

Fair value for our U.S. Operations is based upon a valuation approach combining the discounted cash flow method (income approach) and the guideline company method (market approach).  The relative weighting of these two components of our fair value calculation and our 5% terminal value growth rate assumptions have been consistently applied in both our annual and interim testing. Our June 30 U.S. discount rate of 13.0% was only 50 basis points higher than the prior quarter impairment test and, was not a significant factor in our fair value diminution.  We did, however, reduce the multiple applied to our 2012 forecasted earnings under the guideline company method to 15.1 from the 18.0 used in the prior quarter’s test to reflect further weakness in industry and market conditions.

No impairment was indicated for our European or Hong Kong Operations as the fair values of these reporting units were determined to be in excess of their respective carrying values by 20% and 167%. In addition, none of the outcomes of our sensitivity analyses performed led us to conclude that the goodwill for these two reporting units are impaired.

Although no impairment of goodwill was indicated for our European and Hong Kong operations, we recognize the reasonable possibility that one of these reporting units might become impaired in future periods given the persistently unfavorable environment for our business. Similarly, while our U.S. Operations goodwill was determined to be only partially impaired, we also recognize the reasonable possibility that it could become further impaired in such an environment.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Our use of the term “reasonable possibility” refers to a potential occurrence that is more than remote, but less than probable in our judgment. We will continue to monitor economic trends related to our business as well as re-examine the key assumptions used in our impairment testing.

As events and circumstances have not yet shown any meaningful signs of imminent improvement, we continue to maintain a heightened awareness of such trends and their resultant impact on our near-term profitability as well as the market price of our common stock, which has consistently traded below book value for most of the last eighteen months.  Accordingly, we will continue to perform interim goodwill impairment evaluation until such indicators of potential impairment subside.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during the first six months of 2011, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2011
To: January 31, 2011	92,404	$16.79	—	2,896,840
From: February 1, 2011
To: February 28, 2011	499,548	18.85	354,500	2,542,340
From: March 1, 2011
To: March 31, 2011	350,023	18.45	320,000	2,222,340
From: April 1, 2011
To: April 30, 2011	11,402	16.97	—	2,222,340
From: May 1, 2011
To: May 31, 2011	320,000	15.31	320,000	1,902,340
From: June 1, 2011
To: June 30, 2011	20,000	14.89	20,000	1,882,340
Total	1,293,377	$17.64	1,014,500

(a) This column includes the acquisition of 278,877 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first half of 2011, we repurchased approximately 1.3 million shares of our common stock at a cost of approximately $22.8 million, which was funded from our available cash resources. Of these shares, 1.0 million were purchased under our Board of Directors’ authorization for a total cost of $17.8 million (average cost of $17.57 per share). An additional 278,877 shares repurchased ($5.0 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  The total remaining number of shares currently available for repurchase under ITG’s stock repurchase program is 1.9 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits

(A)	EXHIBITS

	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1*	Section 1350 Certification

	101.1	XBRL Instance Document

	101.2	XBRL Taxonomy Extension Schema Document

	101.3	XBRL Taxonomy Extension Calculation Linkbase Document

	101.4	XBRL Taxonomy Extension Definition Linkbase Document

	101.5	XBRL Taxonomy Extension Label Linkbase Document

	101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant