Form 10-Q
period 2011-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2011-11-08
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2011

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

At October 27, 2011 the Registrant had 40,004,673 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Net, and POSIT are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives is a service mark of the Investment Technology Group, Inc. companies.

PRELIMINARY NOTES

The use of the terms “ITG,” the “Company,” “we,” “us” and “our”, refers to Investment Technology Group, Inc. and its consolidated subsidiaries.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, internationally and nationally, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, potential impairment charges related to goodwill and other long-lived assets, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, our ability to attract and retain talented employees and our ability to achieve cost savings from our cost reduction plans.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$247,471	$317,010
Cash restricted or segregated under regulations and other	68,181	68,965
Deposits with clearing organizations	40,299	14,235
Securities owned, at fair value	5,890	25,789
Receivables from brokers, dealers and clearing organizations	1,073,994	865,251
Receivables from customers	827,134	606,256
Premises and equipment, net	36,805	34,790
Capitalized software, net	60,129	62,507
Goodwill	274,284	468,479
Other intangibles, net	40,720	36,784
Income taxes receivable	6,148	5,561
Deferred taxes	13,207	4,902
Other assets	23,064	20,324
Total assets	$2,717,326	$2,530,853

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$179,999	$195,109
Short-term bank loans	63,794	—
Payables to brokers, dealers and clearing organizations	1,119,645	1,139,958
Payables to customers	635,460	272,027
Securities sold, not yet purchased, at fair value	1,395	19,362
Income taxes payable	11,690	16,215
Deferred taxes	343	18,114
Term debt	25,787	—
Total liabilities	2,038,113	1,660,785

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,899,229 and 51,790,608 shares issued at September 30, 2011 and December 31, 2010, respectively	519	518
Additional paid-in capital	247,200	246,085
Retained earnings	657,016	833,133
Common stock held in treasury, at cost; 11,772,062 and 10,524,757 shares at September 30, 2011 and December 31, 2010, respectively	(232,355)	(220,161)
Accumulated other comprehensive income (net of tax)	6,833	10,493
Total stockholders’ equity	679,213	870,068
Total liabilities and stockholders’ equity	$2,717,326	$2,530,853

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Commissions and fees	$117,648	$105,948	$348,174	$358,366
Recurring	28,548	21,912	82,283	66,644
Other	3,223	2,536	11,657	7,398
Total revenues	149,419	130,396	442,114	432,408

Expenses:
Compensation and employee benefits	54,109	50,627	167,266	158,678
Transaction processing	24,840	19,401	70,970	63,641
Occupancy and equipment	14,904	14,423	44,909	44,589
Telecommunications and data processing services	14,559	12,759	44,500	39,365
Other general and administrative	23,181	21,652	68,103	71,737
Goodwill impairment	—	—	225,035	5,375
Restructuring charges	—	—	17,678	2,250
Acquisition related costs	—	—	2,523	—
Interest expense	636	158	1,400	588
Total expenses	132,229	119,020	642,384	386,223
Income (loss) before income tax expense (benefit)	17,190	11,376	(200,270)	46,185
Income tax expense (benefit)	6,713	5,166	(24,153)	24,035
Net income (loss)	$10,477	$6,210	$(176,117)	$22,150

Earnings (loss) per share:
Basic	$0.26	$0.15	$(4.29)	$0.51
Diluted	$0.25	$0.14	$(4.29)	$0.51

Basic weighted average number of common shares outstanding	40,615	42,407	41,051	43,148
Diluted weighted average number of common shares outstanding	41,271	42,941	41,051	43,776

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2011

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2011	$—	$518	$246,085	$833,133	$(220,161)	$10,493	$870,068

Net (loss)	—	—	—	(176,117)	—	—	(176,117)
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	(3,574)	(3,574)
Unrealized holding gain on securities available-for-sale (net of tax)	—	—	—	—	—	(86)	(86)
Comprehensive (loss) income							$(179,777)
Issuance of common stock for stock options (111,792 shares) share awards (641,733 shares) and employee stock unit awards (271,623 shares), including tax benefit decrease of $2.6 million	—	—	(15,928)	—	21,322	—	5,394
Issuance of common stock for the employee stock purchase plan (108,622 shares)	—	1	1,253	—	—	—	1,254
Shares withheld for net settlements of share-based awards (307,953 shares)	—	—	—	—	(5,312)	—	(5,312)
Purchase of common stock for treasury (1,964,500 shares)	—	—	—	—	(28,204)	—	(28,204)
Share-based compensation	—	—	15,790	—	—	—	15,790
Balance at September 30, 2011	$—	$519	$247,200	$657,016	$(232,355)	$6,833	$679,213

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from Operating Activities:
Net (loss) income	$(176,117)	$22,150
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	44,176	47,256
Deferred income tax (benefit) expense	(28,864)	2,018
Provision for doubtful accounts	254	445
Share-based compensation	13,817	12,504
Capitalized software write-off	—	6,091
Non-cash restructuring charges	2,298	836
Goodwill impairment	225,035	5,375
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	698	11,779
Deposits with clearing organizations	(26,064)	(12,224)
Securities owned, at fair value	17,738	(347)
Receivables from brokers, dealers and clearing organizations	(215,331)	(659,824)
Receivables from customers	(229,721)	(435,846)
Accounts payable and accrued expenses	(18,651)	(46,228)
Payables to brokers, dealers and clearing organizations	(16,302)	746,089
Payables to customers	375,009	391,943
Securities sold, not yet purchased, at fair value	(17,896)	1,218
Income taxes receivable/payable	(5,160)	9,300
Other, net	(305)	(5,233)
Net cash (used in) provided by operating activities	(55,386)	97,302

Cash flows from Investing Activities:
Acquisition of subsidiaries, net of acquired cash	(36,185)	(3,000)
Capital purchases	(16,369)	(9,135)
Capitalization of software development costs	(24,483)	(28,798)
Proceeds from sale of investments	2,095	—
Net cash used in investing activities	(74,942)	(40,933)

Cash flows from Financing Activities:
Proceeds from short-term bank loans	63,794	20,374
Proceeds from term loans	25,469	—
Repayments of term loans	(2,122)	(35,700)
Proceeds from sales-lease back transactions	2,571	—
Debt issuance costs	(2,908)	—
Common stock issued	9,232	9,017
Common stock repurchased	(28,204)	(38,879)
Shares withheld for net settlements of share-based awards	(5,312)	(3,798)
Net cash provided by (used in) financing activities	62,520	(48,986)

Effect of exchange rate changes on cash and cash equivalents	(1,731)	1,211
Net decrease in cash and cash equivalents	(69,539)	8,594
Cash and cash equivalents — beginning of year	317,010	330,879
Cash and cash equivalents — end of period	$247,471	$339,473

Supplemental cash flow information
Interest paid	$1,472	$1,006
Income taxes paid	$9,528	$14,761

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), United States (“U.S.”) broker-dealers, (2) ITG Canada Corp. (“ITG Canada”), a broker-dealer in Canada, (3) Investment Technology Group Limited, a broker-dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), a broker-dealer in Australia, (5) ITG Hong Kong Limited (“ITG Hong Kong”), a broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., an intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc. (“ITG Analytics”), a provider of pre- and post-trade analysis, fair value and trade optimization services, The MacGregor Group, Inc. (“MacGregor”), a provider of trade order management technology and network connectivity services for the financial community and ITG Investment Research, Inc. (“ITG Investment Research”), a provider of independent data driven investment and market research.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment in an effort to simplify goodwill impairment testing.  The amendments permit companies to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220).  Companies will have two choices of how to present items of net income, items of comprehensive income and total comprehensive income.  Companies can create one continuous statement of comprehensive income or two separate consecutive statements and will be required to present reclassification adjustments in both other comprehensive income and net income.  The guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company will apply the new presentation beginning in 2012.

The adoption of these standards is not expected to have a material impact on our consolidated results of operations or financial condition.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,590	$4,590	$—	$—
U.S. government money market mutual funds	128,845	128,845	—	—
Money market mutual funds	6,048	6,048	—	—
Securities owned, at fair value:
Corporate stocks - trading securities	1,348	1,348	—	—
Mutual funds	4,542	4,542	—	—
Total	$145,373	$145,373	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$12	$—	$12	$—
Securities sold, not yet purchased, at fair value:
Common stock	1,395	1,395	—	—
Total	$1,407	$1,395	$12	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$5,061	$5,061	$—	$—
U.S. government money market mutual funds	192,617	192,617	—	—
Money market mutual funds	7,971	7,971	—	—
Securities owned, at fair value:
Corporate stocks - trading securities	19,051	19,051	—	—
Corporate stocks - available-for-sale securities	1,662	1,662	—	—
Mutual funds	5,076	5,076	—	—
Total	$231,438	$231,438	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$9	$—	$9	$—
Securities sold, not yet purchased, at fair value:
Common stock	19,362	19,362	—	—
Total	$19,371	$19,362	$9	$—

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

Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during the nine months ended September 30, 2011 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3	Total Losses
Goodwill — U.S. Operations	245,118	—	—	245,118	225,035
Total	$245,118	$—	$—	$245,118	$225,035

Goodwill allocated to the Company’s U.S. Operations reporting unit with a carrying value of $470.1 million was written down to its implied fair value of $245.1 million resulting in an impairment charge of $225.0 million in the second quarter of 2011.

(3) Restructuring Charges

2011 Restructuring

In the second quarter of 2011, the Company decided to implement a restructuring plan to improve margins and enhance stockholder returns primarily focused on reducing workforce, consulting and infrastructure costs in the U.S. and Europe. The following table summarizes the pre-tax charges by segment (dollars in thousands).  Employee severance costs relate to the termination of approximately 100 employees and the lease consolidation costs relate to office space that was vacated. These charges are classified as restructuring charges in the Condensed Consolidated Statements of Operations.

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Employee separation and related costs	15,444	685	1,235	—	17,364
Consolidation of leased facilities	—	—	—	314	314
Total	$15,444	$685	$1,235	$314	$17,678

Most of the accrued costs are expected to be paid in 2011, except payments related to the vacated leased facilities, which will continue until March 2013, certain cash severance payments which will continue until August 2012 and the settlement of restricted share awards which will continue through February 2014.

Activity and liability balances recorded as part of the 2011 restructuring plan through September 30, 2011 are as follows:

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at June 30, 2011	$17,364	$314	$17,678
Cash payments	(9,812)	(72)	(9,884)
Acceleration of share-based compensation in additional paid-in capital	(2,298)	—	(2,298)
Other	(56)	7	(49)
Balance at September 30, 2011	$5,198	$249	$5,447

Westchester Office Closing - 2010

In the fourth quarter of 2010, the Company decided to close its Westchester, NY office, relocate the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million.  The restructuring charge consisted of lease abandonment costs ($2.2 million) and employee severance costs ($0.1 million).

The following table summarizes the changes in the Company’s liability balance related to the Westchester office restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$90	$2,164	$2,254
Utilized — cash	(86)	(378)	(464)
Balance at September 30, 2011	$4	$1,786	$1,790

The remaining accrued costs related to employee separation are expected to be paid during 2011 while the payments related to the leased facilities will continue through 2016.

Asia Pacific Restructuring - 2010

In the second quarter of 2010, the Company implemented a plan to close its on-shore operations in Japan to lower costs and reduce capital requirements.  The annual expenses for the on-shore Japanese operations were approximately $4 million and the amount of regulatory capital deployed exceeded $20 million. In connection with this move, a one-time charge of $2.3 million was recorded for employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software, which was partially offset in the fourth quarter of 2010 by $0.2 million for cumulative translation gains that were reclassified to operations following the substantial liquidation of the Japanese subsidiary.

The following table summarizes the changes in the Company’s liability balance related to the Asia Pacific restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Contract termination charges
Balance at December 31, 2010	$11
Utilized — cash	(11)
Balance at September 30, 2011	$—

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

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation and related costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$77	$853	$930
Utilized — cash	(27)	(548)	(575)
Other	3	—	3
Balance at September 30, 2011	$53	$305	$358

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

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at September 30, 2011.

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

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of our derivative instruments at September 30, 2011 and December 31, 2010 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Currency forward contracts	$(12)	$(9)
Total derivatives not designated as hedging instruments	(12)	(9)
Total derivatives	$(12)	$(9)

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations for the three and nine month periods ended September 30, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Operations (dollars in thousands).

	Gain/(Loss) Recognized in Income
	September 30, 2011	September 30, 2010
Three Months Ended
Currency forward contracts	$138	$(152)
Total	$138	$(152)

Nine Months Ended
Currency forward contracts	$(42)	$116
Total	$(42)	$116

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

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Corporate stocks—trading securities	$1,348	$19,051	$1,395	$19,362
Corporate stocks—available-for-sale	—	1,662	—	—
Mutual funds	4,542	5,076	—	—
Total	$5,890	$25,789	$1,395	$19,362

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

Available-for-Sale Securities

Unrealized holding gains and losses on available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	September 30, 2011	December 31, 2010
Positions with net gains	$—	$86
Positions with net (losses)	—	—
Total gain/(loss)	$—	$86

Unrealized holding gains on securities, available-for-sale as of December 31, 2010 relates to shares of NYSE Euronext, Inc. the Company received as part of the merger of the New York Stock Exchange and Archipelago Holdings Inc. on March 9, 2006.  During the first quarter of 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million in other revenues.  There were no sales of available-for-sale securities during the nine month period ending September 30, 2010.

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

During the nine months ended September 30, 2010, uncertain tax positions in the U.S. were resolved for the 2006 and 2008 fiscal years resulting in a decrease in our tax liability of $1.7 million and the related deferred tax asset of $0.3 million.  As a result of this, we recognized a net tax benefit of $0.9 million.

During the nine months ended September 30, 2011, no uncertain tax positions in the U.S. were resolved.

The Company had unrecognized tax benefits for tax positions taken of $13.6 million and $12.4 million at September 30, 2011 and December 31, 2010, respectively.  The Company had accrued interest expense of $1.5 million and $1.2 million, net of related tax effects, related to unrecognized tax benefits at September 30, 2011 and December 31, 2010, respectively.

(8) Acquisitions

Ross Smith Energy Group Ltd.

On June 3, 2011, the Company completed its acquisition of Ross Smith Energy Group Ltd. (“RSEG”), a Calgary-based independent provider of research on the oil and gas industry. RSEG provides detailed technical and financial analysis of North American resource plays, public and private corporations, as well as coverage of international and macroeconomic energy issues, for more than 200 clients in North America and Europe, a number of which are new clients for ITG. The acquisition of RSEG expands the ITG Investment Research platform to include differentiated views into the exploration and production activities of North American and international energy companies.

The results of RSEG have been included in the Company’s condensed consolidated financial statements since its acquisition date. The $38.6 million purchase price for RSEG consists of all cash with no contingent payment provisions. In connection with the acquisition, the Company also incurred approximately $0.7 million of acquisition related costs, including legal fees and other professional fees, as well as $1.8 million in connection with the termination of a distribution agreement with a third party, net of a $1.0 million recovery from RSEG’s former owners.  These costs were classified in the Condensed Consolidated Statements of Operations as acquisition related costs.

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

(9) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the period ended September 30, 2011 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2010	$439,294	$28,484	$701	$468,479
Impairment loss	(225,035)	—	—	(225,035)
Acquisition of Ross Smith Energy	30,715	—	—	30,715
ITG Investment Research price adjustment	144	—	—	144
Currency translation adjustment	(20)	1	—	(19)
Balance as of September 30, 2011	$245,098	$28,485	$701	$274,284

Goodwill impairment

The Company tests the carrying value of goodwill for impairment at least annually and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in market capitalization, a decline in recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company’s industry.  As the indicators of potential impairment have not improved, the Company continued to perform interim goodwill impairment testing at the end of each quarter during 2011.  The interim impairment tests apply the same valuation techniques and sensitivity analyses used in the Company’s prior annual impairment test to updated cash flow and profitability forecasts.

Based upon tests performed for the June 30, 2011 interim test, the Company recorded an impairment charge of $225.0 million in connection with the goodwill allocated to its U.S. Operations reporting unit. This impairment charge reflects continued weakness in institutional trading volumes, which lowered estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples.

Based on the results of the September 30, 2011 step one interim testing, no further impairment was indicated for the U.S Operations reporting unit, as its fair value was determined to be in excess of its carrying value by 29%. There was also no impairment indicated for the European or Hong Kong Operations as the fair values of these reporting units were determined to be in excess of their respective carrying values by 29% and 233%. In addition, none of the outcomes of the Company’s sensitivity analyses performed led to a conclusion that goodwill was further impaired.

Although no further impairment of goodwill was indicated during the September 30, 2011 interim testing, the Company recognizes the reasonable possibility of additional goodwill impairment charges in future periods given the persistently unfavorable environment for the Company’s business. It is not possible at this time to determine if any such future impairment charges would result or, if it does, whether such charges would be material. The use of the term “reasonable possibility” refers to a potential occurrence that is more than remote, but less than probable in management’s judgment. The Company will continue to monitor economic trends related to its business as well as re-examine the key assumptions used in its impairment testing.

Other Intangible Assets

Acquired other intangible assets consisted of the following at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,229	$10,400	$1,036	5.0
Customer related intangibles	27,851	3,943	20,901	2,571	7.8
Proprietary software	20,876	13,527	20,876	12,001	17.6
Trading rights	242	—	165	—	—
Other	50	—	50	—	—
Total	$59,419	$18,699	$52,392	$15,608

During 2011, the Company recorded a $7.0 million customer related intangible asset with a useful life of 10 years related to the acquisition of RSEG.

At September 30, 2011, other intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.1 million and $3.1 million for the three months and nine months ended September 30, 2011, respectively, compared with $0.7 million and $2.1 million in the respective prior year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2011, no other intangible assets were deemed impaired, and accordingly, no adjustment was required.

(10) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Broker-dealers	$549,743	$246,560	$497,914	$403,432
Clearing organizations	11,345	413	63,761	108,526
Securities borrowed	513,384	618,662	—	—
Securities loaned	—	—	557,970	628,000
Allowance for doubtful accounts	(478)	(384)	—	—
Total	$1,073,994	$865,251	$1,119,645	$1,139,958

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Customers	$828,381	$607,286	$635,460	$272,027
Allowance for doubtful accounts	(1,247)	(1,030)	—	—
Total	$827,134	$606,256	$635,460	$272,027

Securities Borrowed and Loaned

As of September 30, 2011, securities borrowed as part of the Company’s matched book operations with a fair value of $467.7 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest earned	$5,114	$1,372	$14,794	$2,699
Interest incurred	(4,053)	(958)	(11,473)	(1,802)
Net	$1,061	$414	$3,321	$897

(11) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2011	December 31, 2010
Accrued research payables	$55,808	$41,569
Accrued compensation and benefits	40,517	63,423
Trade payables	23,203	24,235
Deferred revenue	16,247	15,852
Deferred compensation	8,076	16,531
Accrued restructuring	7,595	3,196
Accrued transaction processing	3,583	3,336
Acquisition payment obligation	500	9,314
Other	24,470	17,653
Total	$179,999	$195,109

(12) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement operations are funded with operating cash, securities loaned or with short-term bank loans in the form of overdraft facilities.  At September 30, 2011, there was $63.8 million outstanding under these facilities at a weighted average interest rate of 2.5% primarily associated with European settlement transactions.

On January 31, 2011, ITG Inc., as borrower, and Investment Technology Group, Inc., as guarantor, entered into a $150 million three-year revolving credit agreement (“Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar London Interbank Offered Rate (LIBOR) rate,  plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for ITG Inc.’s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Company has additional flexibility with its existing cash and future cash flows from operations to strategically invest in growth initiatives and to return profits to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation (“NSCC”), or (ii) a percentage of the market value of temporary positions pledged as collateral.  Among other restrictions, the terms of the Credit Agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

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

At September 30, 2011 there were no amounts outstanding under the Credit Agreement.

Term Debt

At September 30, 2011, term debt is comprised of the following (dollars in thousands):

Aggregate Amount
Term loan	$23,346
Obligations under capital lease	2,441
Total	$25,787

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

The Term Loan is payable in monthly principal installments of $530,600 and accrues interest at 3.0% plus the average one month LIBOR for dollar deposits. The remaining scheduled principal repayments are as follows (dollars in thousands):

Year	Aggregate Amount
2011	$1,061
2012	6,367
2013	6,367
2014	6,367
2015	3,184
$23,346

Along with the Term Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment may be financed.  Each equipment lease under the Master Lease Agreement shall be structured as a capital lease and will have a separate 48 month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1.  Each lease under the Master Lease Agreement will require principal repayment on a monthly schedule and will accrue interest at the same rate prescribed for the Term Loan.

In September 2011, $2.6 million was drawn on the lease facility to finance recently purchased assets that had a fair value of $2.4 million on the date of financing, resulting in the recording of a principal balance of $2.4 million and deferred gain of $0.2 million.  The lease is payable in monthly installments of approximately $54,000 beginning in October 2011 plus interest at 3.0% plus the average one month LIBOR for dollar deposits. The reductions to the remaining principal balance applying the interest method to the estimated minimum lease payments are as follows (dollars in thousands):

Year	Aggregate Amount
2011	$199
2012	590
2013	606
2014	622
2015	424
$2,441

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2011	2010
Three Months Ended
Net income for basic and diluted earnings per share	$10,477	$6,210
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	40,615	42,407
Effect of dilutive securities	656	534
Average common shares used in diluted computation	41,271	42,941
Earnings per share:
Basic	$0.26	$0.15
Diluted	$0.25	$0.14

Nine Months Ended
Net (loss) income for basic and diluted earnings per share	$(176,117)	$22,150
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	41,051	43,148
Effect of dilutive securities	—	628
Average common shares used in diluted computation	41,051	43,776
(Loss) earnings per share:
Basic	$(4.29)	$0.51
Diluted	$(4.29)	$0.51

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2011	2010
Three months ended	1,451	680
Nine months ended	2,233	657

The impact of all common stock equivalents on per share amounts for the nine month period ending September 30, 2011 is anti-dilutive due to the fact that the Company is reporting a loss.

(14) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
September 30, 2011
Currency translation adjustment	$6,833	$—	$6,833
Unrealized holding gain/(loss) on securities, available-for-sale
Beginning balance	144	(58)	86
Less: Reclassification adjustment for gains recognized in net income	(144)	58	(86)
Net unrealized holding gain/(loss) on securities, available-for-sale	—	—	—
Total	$6,833	$—	$6,833

December 31, 2010
Currency translation adjustment	$10,407	$—	$10,407
Unrealized holding gain/(loss) on securities, available-for-sale	144	(58)	86
Total	$10,551	$(58)	$10,493

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

Net capital balances and the amounts in excess of required net capital at September 30, 2011 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$67.3	$66.3
AlterNet	4.2	4.0
Blackwatch	2.8	2.6
ITG Derivatives	2.5	1.5

As of September 30, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2011, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$48.6	$48.1
European Operations
Europe	44.5	20.9
Asia Pacific Operations
Australia	8.0	2.2
Hong Kong	31.7	9.5
Singapore	0.3	0.1

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)(2)(3)(4)	Canadian Operations (1)	European Operations (1)	Asia Pacific Operations (1)(5)	Consolidated
Three Months Ended September 30, 2011
Total revenues	$97,999	$21,682	$18,611	$11,127	$149,419
Income (loss) before income tax (benefit) expense	11,471	5,623	1,335	(1,239)	17,190
Identifiable assets	1,229,009	131,311	660,219	696,787	2,717,326
Three Months Ended September 30, 2010
Total revenues	$88,138	$17,364	$16,771	$8,123	$130,396
Income (loss) before income tax expense (benefit)	10,131	4,312	381	(3,448)	11,376
Identifiable assets	1,529,236	105,835	535,595	613,434	2,784,100

Nine Months Ended September 30, 2011
Total revenues	$292,402	$64,350	$54,487	$30,875	$442,114
(Loss) income before income tax (benefit) expense	(211,231)	15,267	935	(5,241)	(200,270)
Nine Months Ended September 30, 2010
Total revenues	$296,135	$57,294	$55,080	$23,899	$432,408
Income (loss) before income tax expense (benefit)	47,517	15,194	2,861	(19,387)	46,185

(1)   Income (loss) before income tax expense for the nine months ended September 30, 2011 includes the impact of restructuring charges of $15.4 million, $0.7 million, $1.2 million and $0.3 million for the U.S., Canadian, European and Asia Pacific Operations, respectively.

(2)   Income (loss) before income tax expense for the nine months ended September 30, 2011 includes the impact of a $225.0 million goodwill impairment charge.

(3)   Income (loss) before income tax expense for the nine months ended September 30, 2011 includes the impact of acquisition related costs of $2.5 million.

(4)   Income (loss) before income tax expense for the nine months ended September 30, 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives.

(5)   Income (loss) before income tax expense for the nine months ended September 30, 2010 includes the impacts of a $5.4 million impairment charge related to Australian goodwill and a restructuring charge of $2.5 million to close the Company’s on-shore Japanese operations.

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

(18)         Subsequent Event

In October 2011, the Company incurred additional restructuring charges estimated at a range of $6.5 million to $7.5 million related to further workforce reductions and lease consolidation. The workforce reduction related to the reorganization of the U.S. Operations in which the Company combined certain business units and streamlined certain trading, sales and support functions. The lease consolidation primarily relates to a reduction in office space used following the reduction of approximately 100 employees earlier in 2011.

In the third quarter of 2011, the Company repurchased 950,000 shares for $10.4 million, or an average price of $10.92. As of September 30, 2011, the Company had 0.9 million shares available for repurchase under available authorizations.  In October 2011, the Company’s Board of Directors authorized the repurchase of an additional 4.0 million shares.  This additional authorization has no expiration date.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

Expenses

Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, share-based compensation and related employee benefits and taxes. Incentive compensation fluctuates based primarily on revenues, profitability and other measures, including market compensation levels.

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

Executive Summary for the Quarter Ended September 30, 2011

Consolidated Overview

In the third quarter, economic uncertainty fueled by the growing perception of downside risks to the U.S. economy as well as concerns regarding Greek sovereign debt and the European banking sector was manifested in higher market volatility and trading volumes, falling stock indices, and an overall heightened sense of risk aversion.  Seeking a safe haven, investors pulled $68.1 billion out of U.S. domestic mutual funds in the third quarter of this year, the highest quarterly net outflow since 2008, following nearly $25 billion in redemptions in the second quarter.  Amidst this uncertainty, our global trading volumes were sharply higher, outpacing the growth in overall market volumes. Even though the volume growth was primarily attributable to lower-rate clients such as sell-side and active quantitative investors, the magnitude of the third quarter volume increase combined with improved international results and our cost management efforts led to a significant improvement in our profitability. Net income for the quarter was $10.5 million, or $0.25 per diluted share, compared to $6.2 million, or $0.14 per diluted share, during the third quarter of 2010.  Consolidated revenues increased 15% to $149.4 million compared to $130.4 million generated in the third quarter of 2010.

As investors continue to pull money out of domestic stock funds, the contracting pool of available equity commissions continues to challenge securities brokers.  Execution-only brokers have been particularly challenged as research-driven commission spending is generally given priority by investment managers. In this highly competitive environment for commission dollars, we are continuing our efforts to transform our business into a combined execution and differentiated research content model, which we believe will enable us to capture additional commission dollars and market share.  Last year we took the first major step by acquiring Majestic Research Corp. (“Majestic”), followed by our acquisition of RSEG (together with Majestic, now ITG Investment Research) last quarter.  We are proceeding with the integration of these acquisitions as well as the expansion of our research offering.  During the quarter, we hired a well-known restaurant analyst to further enhance our coverage in the restaurant industry and continued to establish new trading relationships with accounts to pay for our research.

Consolidated expenses for the quarter were $132.2 million compared to $119.0 million in the third quarter of 2010.  As compared to the prior year quarter, third quarter consolidated expenses included $10.7 million of new costs from ITG Investment Research, together with increases of $5.4 million in variable transaction processing costs. These additional expenses were partially offset by decreases in other expenses, primarily due to our cost reduction efforts. In the U.S., expenses were $86.5 million compared to expenses of $78.0 million during the third quarter of 2010.  U.S. expense growth includes new expenses for our research operations of $9.8 million and a volume driven increase in transaction processing costs of $3.1 million, partially offset by decreases in other costs of $4.4 million. Our non-U.S. expenses were $45.7 million during the third quarter of 2011 compared to $41.0 million in the third quarter of 2010 reflecting $2.3 million of higher volume driven transaction processing costs, $2.3 million in higher costs from currency translations and $0.9 million in new expenses for our research operations, partially offset by other cost decreases of $0.8 million.

The accumulating outflows from domestic equity mutual funds are likely to remain a significant headwind for some time.  The prevailing negative investor sentiment continues to cast uncertainty as to when a real, sustainable recovery in domestic institutional equity activity will materialize, as well as the extent to which it will recover. As a result, we are proceeding cautiously through rigorous expense discipline to improve our operating leverage and to provide us with the flexibility we need to allocate additional resources to our research build-out. Cost management will be an ongoing endeavor for us as evidenced by the measures we recently took in October 2011 to consolidate leased office space and further reduce headcount (see Note 18, Subsequent Events, to the condensed consolidated financial statements for further detail). We expect these measures to further reduce annual costs in 2012 by more than $3.0 million. The improvement in our results this quarter demonstrates the enhanced operating leverage we have established, which positions us well for both cyclical and secular rises in equity volumes going forward.

Segment Discussions

During the third quarter, our average daily executed volumes in the U.S. increased by 30% to 210.1 million shares per day as compared to the third quarter of 2010, outperforming the 11% increase in the overall combined average daily market volume of NYSE and NASDAQ-listed securities during the same period. Increased flows from our sell-side client segment, including those that trade through us on a net basis, as well as funds employing quantitative strategies compensated in part for the reduced flows from our core actively managed institutional accounts. While we benefit significantly from the incremental margin generated by the higher sell-side volumes, the shift in our volume mix has reduced our overall average revenue capture per share, resulting in a net increase to commissions and fees of 5% versus the third quarter of 2010.  Our total U.S. revenues were $98.0 million, versus the $88.1 million generated in the third quarter of 2010.

Canadian revenues were modestly improved over the second quarter of 2011 but well ahead of the third quarter of 2010.  Third quarter revenues increased $4.3 million, or 25%, versus the prior year on sharply higher volumes. Canadian revenues also benefited from a stronger Canadian Dollar and activity from RSEG’s Canadian clients.  As in the U.S., we plan to expand our market reach in Canada with research services.

In Europe, global sovereign debt and banking liquidity concerns have prompted investors to cut back on equity holdings, fueling a high degree of volatility in equity financial markets over the last quarter. This volatility was no more apparent than in August where the traditional European holiday month saw market turnover spike to an annual high only to be followed by a slowdown in September.  In the third quarter, speculative trading based on macro themes drove up market turnover by 44% compared with the same quarter last year. In comparison, the turnover in our European business grew approximately 50% resulting in market share gains, commission revenue growth of 17% and a pre-tax profit of $1.3 million. There remains considerable uncertainty surrounding the economic climate in the region, which could have a significant impact on our near-term results.

Our Asia Pacific Operations posted record revenues of $11.1 million, 37% higher than the third quarter of 2010. We continue to view Asia Pacific as a significant opportunity for ITG. As a result of the improved revenues and various cost savings initiatives implemented throughout 2010, we were able to significantly reduce our pre-tax operating loss in the region to $1.2 million.

Capital Resource Allocation

In the third quarter of 2011, we returned $10.4 million to stockholders through the repurchase of 950,000 shares for an average price of $10.92. This brings the total of our year-to-date repurchases to $28.2 million, higher than our year-to-date adjusted net income.  In addition, we utilized $2.6 million of our capital lease financing facility during the quarter.   Going forward, we intend to utilize our capital resource flexibility, including our debt capacity, to continue to capitalize on strategic investment opportunities while we return profits to stockholders through stock repurchases.

Results of Operations — Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$74,027	$70,387	$3,640	5
Recurring	22,343	16,527	5,816	35
Other	1,629	1,224	405	33
Total revenues	97,999	88,138	9,861	11

Expenses
Compensation and employee benefits	36,503	32,611	3,892	12
Transaction processing	14,064	10,957	3,107	28
Other expenses	35,325	34,281	1,044	3
Interest expense	636	158	478	303
Total expenses	86,528	78,007	8,521	11
Income before income tax expense	$11,471	$10,131	$1,340	13
Pre-tax margin	11.7%	11.5%	0.2%

The U.S. results in 2011 include the operations of Majestic which was acquired in late October 2010. Furthermore, following the acquisition of RSEG in early June 2011, the U.S. results include revenues from RSEG’s U.S. clients along with RSEG’s operating expenses, net of a charge to our Canadian operations for costs attributable to the amount of RSEG revenue recognized in Canada.

Our U.S. trading volumes increased 30% over the third quarter of 2010 while the overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) increased 11%.  Our average daily volume increase was driven by sharply higher market volatility and significantly higher order flow from the sell-side client segment, including those clients that trade with us on a net basis, as well as from funds employing quantitative strategies. The increased order flow from this lower revenue capture business combined with the continued contraction in business activity from our core actively-managed institutional clients resulted in further compression in our average revenue capture per share.  The combined effect increased commissions and fees by 5%. Average daily executed volumes in POSIT increased 57% from the third quarter of 2010 to a record 96.6 million shares.

	Three Months Ended September 30,
	2011	2010	Change	% Change
U.S. Operations: Key Indicators*
Total trading volume (in billions of shares)	13.4	10.3	3.1	30
Trading volume per day (in millions of shares)	210.1	161.5	48.6	30
Average revenue per share ($)	$0.0047	$0.0058	$(0.0011)	(19)
U.S. market trading days	64	64	—	—

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues increased primarily due to the $7.4 million of subscription revenue from ITG Investment Research (not present in the 2010 quarter), which more than offset lower revenues from our connectivity and OMS products.  A portion of the revenue attributable to ITG Investment Research during the third quarter of 2011 was recognized as commissions and fees as certain clients pay for research services through higher trading flows as part of bundled commission arrangements. The use of this payment method is an important part of our research content strategy as it provides an opportunity for revenue synergies through the use of our trading products and a more flexible way to up-sell additional research.

Other revenues increased primarily from higher stock borrow net spread income from our matched book business and a $0.5 million gain on the sale of two patents, partially offset by an increase in trading errors and client accommodations.

Total expenses were up $8.5 million compared to the third quarter of 2010 due to the inclusion of $9.8 million of expenses from ITG Investment Research and higher volume driven transaction processing costs, offset in part by savings from prior cost reduction initiatives, primarily in compensation expense.

Compensation and employee benefits increased 12% due to $7.2 million in personnel costs related to ITG Investment Research, offset in part by cost savings initiatives from our restructuring effort taken in June 2011 and decreases in incentive compensation, which is primarily based on revenues, profitability and other financial measures, including market compensation levels.

The increase in transaction processing costs was consistent with the increase in our executed volumes.

Other expenses increased primarily due to $2.6 million of costs associated with the acquired research businesses, including costs for data providers, offset in part by various cost savings and an increase of $0.8 million to the allocation of research and development costs to other regions.

The interest expense incurred in the third quarter of 2011 relates primarily to debt issuance cost amortization and commitment fees relating to the three-year $150 million revolving credit agreement we entered into in January 2011 and the long-term debt financing we obtained in the second quarter of 2011 (see Liquidity and Capital Resources and Note 12, Borrowings, to the condensed consolidated financial statements for further detail).  Interest expense incurred in the third quarter of 2010 relates to the term loan under our 2006 credit agreement, which was fully repaid as of December 31, 2010.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$17,915	$14,912	$3,003	20
Recurring	2,036	1,070	966	90
Other	1,731	1,382	349	25
Total revenues	21,682	17,364	4,318	25

Expenses
Compensation and employee benefits	5,112	4,775	337	7
Transaction processing	3,471	3,223	248	8
Other expenses	7,476	5,054	2,422	48
Total expenses	16,059	13,052	3,007	23
Income before income tax expense	$5,623	$4,312	$1,311	30
Pre-tax margin	25.9%	24.8%	1.1%

Currency translation from a weakened U.S. Dollar increased total Canadian revenues and expenses by $1.2 million and $0.8 million, respectively, resulting in a $0.4 million increase to pre-tax income.

Commissions and fees grew 20% compared to the prior year period due to sharply higher volume as well as favorable currency translation.  Our client trading volumes executed in Canadian markets grew 30% over the third quarter of last year, outpacing the 14% growth on all Canadian markets.  Offsetting this volume growth was a 9% decrease in revenue capture per share.

Recurring revenues nearly doubled in comparison to the prior year due to Canadian client usage of ITG Investment Research products of $0.7 million and an increase in the number of billable connections in our ITG Net connectivity business.

Other revenues reflect growth in foreign exchange trading, partially offset by an increase in errors and client accommodations.

Compensation and employee benefits increased 7% due to an increase in headcount, higher incentive-based compensation based on improved operating results in the region and unfavorable currency translations. These increases were partially offset by lower stock-based compensation, which fluctuates for our Canadian operations based on changes in the market price of our stock.

Transaction processing expenses increased due to higher volumes and unfavorable currency translation.  The higher expenses were mitigated by lower per trade ticket costs as a result of transitioning to a new carrying broker in August 2010 and improved crossing rates and routing strategies.

Other expenses were higher reflecting higher consulting costs incurred to enhance our product offerings, a $0.7 million charge allocated for investment research costs, a $0.4 million increase in the amount allocated for research and development costs, higher connectivity charges and unfavorable currency translation.

European Operations

	Three Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$15,466	$13,205	$2,261	17
Recurring	3,208	3,668	(460)	(13)
Other	(63)	(102)	39	38
Total revenues	18,611	16,771	1,840	11

Expenses
Compensation and employee benefits	7,246	8,089	(843)	(10)
Transaction processing	4,680	3,433	1,247	36
Other expenses	5,350	4,868	482	10
Total expenses	17,276	16,390	886	5
Income before income tax expense	$1,335	$381	$954	250
Pre-tax margin	7.2%	2.3%	4.9%

Currency translation from a weakened U.S. Dollar increased our total European revenues and expenses by $0.7 million and $0.8 million, respectively, with no material impact on pre-tax income.

Ongoing concerns about sovereign debt and banking liquidity have prompted investors to cut back on equity holdings, fueling a high degree of volatility in equity financial markets driving up market turnover by 44% as compared to the same quarter last year.  Volatility was particularly pronounced in August where the traditional European holiday month saw market turnover spike to an annual high, driven by speculative trading based on macro themes, only to be followed by a slowdown in September.

Our European volumes grew by approximately 50% over the third quarter of last year due primarily to the growth in activity from new sell-side liquidity partners at commission rates substantially lower than our traditional buy-side institutions. Commissions and fees increased 17%, including a favorable currency translation effect of nearly $0.6 million.  The average daily value crossed in POSIT during the third quarter was a record $278.3 million, 150% higher than the third quarter of 2010. We also generated $0.4 million of revenue from our new Single Ticket Clearing offering, which commenced operations in late 2010.

Recurring revenues fell $0.5 million due primarily to OMS subscription cancellations.

The decrease in compensation and employee benefits was due primarily to a 20% reduction in headcount and lower incentive compensation, partially offset by an unfavorable currency translation impact of $0.3 million.

Transaction processing costs increased 36% due to the higher turnover level described above and an unfavorable currency translation impact, offset in part by the positive impact of having a greater percentage of our European volumes crossed in POSIT.

Other expenses increased $0.5 million related to investments in a new data center in Stockholm, Sweden to reduce latency in the Scandinavian market and additional monitoring tools related to market surveillance systems.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$10,240	$7,444	$2,796	38
Recurring	961	647	314	49
Other	(74)	32	(106)	(331)
Total revenues	11,127	8,123	3,004	37

Expenses
Compensation and employee benefits	5,248	5,152	96	2
Transaction processing	2,625	1,788	837	47
Other expenses	4,493	4,631	(138)	(3)
Total expenses	12,366	11,571	795	7
Loss before income tax expense	$(1,239)	$(3,448)	$2,209	64
Pre-tax margin	NA	NA	NA

Currency translation, primarily from the stronger Australian dollar, increased total Asia Pacific revenues and expenses by $0.6 million each, with no material impact on pre-tax income.

Commission and fees increased 38% over the prior year quarter driven by increased market turnover from both U.S. and local clients into the region, as well as additional ITG Net commission sharing revenues and favorable currency translation.

Recurring revenues increased primarily from the growth of billable network connections in our ITG Net connectivity business.

Compensation and employee benefits remained relatively flat despite an increase in headcount and an unfavorable translation impact of $0.3 million, which were partially offset by a decline in incentive compensation expense.

Transaction processing costs increased due to higher trading values but grew at a faster pace than related trading revenues as a higher percentage of trades were executed in costlier venues increasing our clearing and settlement costs.

Other expenses reflect the savings achieved from vacating office space in Sydney, Australia and other cost savings efforts, partially offset by unfavorable currency translation of $0.2 million.

Consolidated income tax expense

Our effective tax rate was 39.1% in the third quarter of 2011 compared to 45.4% in the third quarter of 2010.  The lower effective rate was primarily attributable to the improved profitability of our international operations, particularly the significant reduction in losses incurred in the Asia Pacific region where we are currently not recording any tax benefits. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$220,361	$241,873	$(21,512)	(9)
Recurring	65,074	50,959	14,115	28
Other	6,967	3,303	3,664	111
Total revenues	292,402	296,135	(3,733)	(1)

Expenses
Compensation and employee benefits	111,673	102,556	9,117	9
Transaction processing	40,449	34,208	6,241	18
Other expenses	107,109	111,518	(4,409)	(4)
Goodwill impairment	225,035	—	225,035	—
Restructuring charges	15,444	(252)	15,696	—
Acquisition related costs	2,523	—	2,523	—
Interest expense	1,400	588	812	138
Total expenses	503,633	248,618	255,015	103
(Loss) income before income tax expense	$(211,231)	$47,517	$(258,748)	(545)
Pre-tax margin	NA	16.0%	NA

Our U.S. trading volumes increased 11% over the first nine months of 2010, while overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) were 11% lower.  Our average daily volume increase was driven by significantly higher order flow from the sell-side-client segment, including those clients that trade with us on a net basis, as well as from funds employing quantitative strategies. The increased order flow from this lower revenue capture business combined with the continued contraction in business activity from our core actively managed institutional clients resulted in further compression in our average revenue capture per share.  The combined effect decreased commissions and fees by 9%.

	Nine Months Ended September 30,
	2011	2010	Change	% Change
U.S. Operations: Key Indicators*
Total trading volume (in billions of shares)	37.4	33.8	3.6	11
Trading volume per day (in millions of shares)	197.7	179.8	17.9	10
Average revenue per share ($)	$0.0051	$0.0062	$(0.0011)	(18)
U.S. market trading days	189	188	1	1

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues increased as a result of the $18.6 million of billed revenue from ITG Investment Research which more than offset lower revenues from our connectivity and OMS products.  A portion of the revenue attributable to ITG Investment Research during the year was recognized as commissions and fees as certain clients are paying for research services through higher trading flows as part of bundled commission arrangements.

Other revenues primarily increased from a $2.4 million increase in stock borrow net spread income from our matched book business (which started in April 2010), a gain of $0.5 million on the sale of our entire common stock holdings in NYSE Euronext, Inc. and a gain of $0.5 million on the sale of two software patents.

Total 2011 expenses of $503.6 million include the following non-operating costs: a goodwill impairment charge ($225.0 million), restructuring charges ($15.4 million), acquisition related costs ($2.5 million) as well as the inclusion of costs for ITG Investment Research ($25.2 million), while 2010 expenses include a $6.1 million write-off of certain capitalized software initiatives.

Compensation and employee benefits increased 9% due to $17.6 million in personnel costs related to ITG Investment Research, offset in part by cost savings initiatives from the recent restructuring activities in the second quarter of 2011 and lower incentive compensation.

Transaction processing costs increased 18% primarily due to higher volumes and the change in the mix of our executed trades.

Other expenses decreased primarily due to the $6.1 million write-off of certain capitalized software initiatives in the first quarter of 2010, an additional $2.5 million allocation of research and development costs to other regions and other cost savings during 2011. These decreases were offset by $7.4 million of other expenses from the acquired research businesses.

In the second quarter of 2011, we recorded goodwill impairment charges of $225.0 million reflecting continued weakness in institutional trading volumes, which lowered estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples (see Critical Accounting Estimates for further detail).

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

The interest expense incurred in 2011 relates primarily to debt issuance cost amortization and commitment fees relating to the three-year $150 million revolving credit agreement we entered into in January 2011 to provide liquidity for our U.S. brokerage operations and the long-term debt financing we obtained in the second quarter of 2011 to provide capital for strategic initiatives (see Liquidity and Capital Resources and Note 12, Borrowings, to the condensed consolidated financial statements for further detail).  Interest expense incurred in 2010 relates to the term loan under our 2006 credit agreement, which was fully repaid as of December 31, 2010.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$55,061	$50,123	$4,938	10
Recurring	4,789	2,912	1,877	64
Other	4,500	4,259	241	6
Total revenues	64,350	57,294	7,056	12

Expenses
Compensation and employee benefits	16,816	15,837	979	6
Transaction processing	10,809	11,224	(415)	(4)
Other expenses	20,773	15,055	5,718	38
Restructuring charges	685	(16)	701	—
Total expenses	49,083	42,100	6,983	17
Income before income tax expense	$15,267	$15,194	$73	0
Pre-tax margin	23.7%	26.5%	(2.8)%

Currency translation from a weakened U.S. Dollar increased total Canadian revenues and expenses by $3.7 million and $2.5 million, respectively, resulting in a $1.2 million increase to pre-tax income.

Our Canadian average daily volume increased by 8% compared to the prior year period primarily due to growth from sell-side clients. The shift in business mix along with continued pricing pressure from institutions reduced the amount of growth in commissions and fees to $4.9 million, including $3.2 million from favorable currency translation.

Recurring revenues increased due to Canadian client usage of ITG Investment Research services, which contributed $0.9 million in revenues, as well as an increase in the number of billable connections in our ITG Net business.

Compensation and employee benefits increased $1.0 million due to increases in headcount and incentive-based compensation, as well as unfavorable currency translation. These increases were offset in part by lower equity-based compensation, which fluctuates for our Canadian operations based on changes in the market price of our stock.

Transaction processing decreased $0.4 million from last year due to a reduction in clearance and settlement charges as a result of the migration to a new clearing broker in August 2010 and lower execution costs from improved crossing rates and routing strategies. These decreases were offset in part by unfavorable currency translation.

The increase in other expenses was primarily driven by consulting costs incurred to enhance our product offerings, a $0.9 million charge allocated for investment research costs, a $1.8 million increase in the amount allocated for research and development costs, higher connectivity charges and unfavorable currency translation.

European Operations

	Nine Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$44,744	$44,604	$140	—
Recurring	9,711	11,013	(1,302)	(12)
Other	32	(537)	569	(106)
Total revenues	54,487	55,080	(593)	(1)

Expenses
Compensation and employee benefits	23,013	24,933	(1,920)	(8)
Transaction processing	12,977	12,707	270	2
Other expenses	16,327	14,579	1,748	12
Restructuring charges	1,235	—	1,235	—
Total expenses	53,552	52,219	1,333	3
Income before income tax expense	$935	$2,861	$(1,926)	(67)
Pre-tax margin	1.7%	5.2%	(3.5)%

Currency translation from a weakened U.S. Dollar increased our total European revenues and expenses by $2.9 million and $3.4 million, respectively, resulting in a $0.5 million decrease to pre-tax income.

European commissions and fees remained flat, despite a favorable currency translation effect of $2.3 million. Excluding this currency translation impact, commissions and fees fell $2.3 million (see Non-GAAP Financial Measures).  All products were affected by reduced institutional flow, offset by increased turnover from sell-side liquidity partners and $1.0 million in revenue from Single Ticket Clearing, which is a new offering that commenced in late 2010.

Recurring revenues fell $1.3 million, despite a favorable currency impact of $0.6 million, due to OMS and analytical product subscription cancellations. Other revenues increased $0.6 million due to fewer trading errors and accommodations and an increase in investment income.

Compensation and employee benefits decreased $1.9 million due to a 20% reduction in headcount and lower incentive compensation, partially offset by an unfavorable currency translation impact of $1.2 million.

Transaction processing costs increased only $0.3 million compared to the same period last year, despite unfavorable currency translation impact of $1.1 million, as we benefitted from cost reduction initiatives such as changing settlement agents, negotiating lower rates and implementing our own books and records for our clearance and settlement activities offset by an increase in trading in higher-cost markets.

Other expenses increased $1.7 million primarily due to unfavorable currency translation impact of $1.0 million. We also incurred higher costs related to investments in a new data center in Stockholm, Sweden to reduce latency in the Scandinavian market and additional monitoring tools related to market surveillance systems.

Restructuring charges primarily include employee separation and related costs.  Cost savings are estimated to exceed $2.4 million in 2012.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2011	2010	Change	% Change
Revenues
Commissions and fees	$28,008	$21,766	$6,242	29
Recurring	2,709	1,760	949	54
Other	158	373	(215)	(58)
Total revenues	30,875	23,899	6,976	29

Expenses
Compensation and employee benefits	15,764	15,352	412	3
Transaction processing	6,735	5,502	1,233	22
Other expenses	13,303	14,539	(1,236)	(9)
Goodwill impairment	—	5,375	(5,375)	—
Restructuring charges	314	2,518	(2,204)	(88)
Total expenses	36,116	43,286	(7,170)	(17)
Loss before income tax expense	$(5,241)	$(19,387)	$14,146	73
Pre-tax margin	NA	NA	NA

Currency translation, primarily from the stronger Australian dollar, increased total Asia Pacific revenues and expenses by $1.6 million and $1.8 million, respectively, reducing pre-tax income by $0.2 million.

Commission and fees increased 29% over the prior year driven by increased market turnover from both U.S. and local clients into the region, as well as additional ITG Net commission sharing revenues and favorable currency translation.

Recurring revenues grew primarily from growth in the number of recurring billable network connections in our ITG Net connectivity business.

Compensation and employee benefits costs reflects unfavorable currency translation of $0.8 million, partially offset by decreases in headcount and other employee related expenses.

Transaction processing costs grew at a slower pace than related trading revenues as a higher percentage of trades were executed in lower cost venues, and cost saving initiatives implemented for our clearance and settlement activities reduced transaction processing costs.

Other expenses reflect the savings achieved from the closing of our on-shore Japanese operations in the second quarter of 2010 as well as vacating office space in Sydney, Australia and other cost savings efforts, partially offset by unfavorable currency translation of $0.7 million.

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

Consolidated income tax expense

Our effective tax rate was 12.1% in the first nine months of 2011 compared to 52.0% in the first nine months of 2010.  The decrease in the 2011 effective tax rate on the reported pre-tax loss is directly attributed to the significant impairment charge in the U.S., which is only partially deductible. The higher effective rate on the reported pre-tax income in 2010 resulted from significant pre-tax losses in the Asia Pacific region where we are not currently recording tax benefits. The pre-tax losses in the Asia Pacific Region included restructuring charges of $2.5 million and a goodwill impairment charge of $5.4 million.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds.  At September 30, 2011, unrestricted cash and cash equivalents totaled $247.5 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2011, we had interest-bearing security deposits totaling $40.3 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions for short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans.

On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent. As described in more detail below, this credit agreement is specifically designed to meet the liquidity needs of our U.S. broker-dealer clearance and settlement operations.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities.  In Europe, we maintain $26.6 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement activities.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net (loss) income	$(176,117)	$22,150
Non-cash items included in net income	256,716	74,525
Effect of changes in receivables/payables from/to customers and brokers	(86,345)	42,362
Effect of changes in other working capital and operating assets and liabilities	(49,640)	(41,735)
Net cash (used in) provided by operating activities	$(55,386)	$97,302

The net decrease in operating cash flow during the first nine months of 2011 from receivables/payables from/to customers and brokers primarily related to European settlement activities at September 30, 2011 that were partially financed by a short-term bank loan of $63.8 million. The net decrease during the first nine months of 2011 from the changes in other working capital and operating assets and liabilities reflected in part an increase in deposits with clearing organizations and the reduction of accounts payable and accrued expenses, which included the payment of the cash portion of our 2010 incentive compensation program and the payment of acquisition obligations.

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

Investing Activities

Net cash used in investing activities of $74.9 million includes our acquisition of RSEG, investments in capitalizable software development projects and computer hardware, software and facilities, reduced by proceeds received from the sale of common stock holdings.

Financing Activities

Net cash provided by financing activities of $62.5 million primarily reflects short-term bank borrowings from overdraft facilities arising from international clearing and settlement activities, proceeds from term debt (described below) and the reduction of deferred compensation amounts through issuances of our common stock, partially offset by repurchases of ITG common stock and debt issuance cost incurred related to the credit agreement and the term loan, which were both entered into during 2011.

On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent. The credit agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the credit agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate,  plus (b) a margin of 2.50%. Available but unborrowed amounts under the credit agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for our U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures and non-standard settlements. As a result, we will have additional flexibility with our existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders (see Note 12, Borrowings, to the consolidated financial statements for more details).

On June 1, 2011, we entered into a $25.5 million Term Loan Agreement featuring a four-year term loan secured by a security interest in equipment owned by Investment Technology Group, Inc. and certain U.S. subsidiaries as of June 1, 2011.  The primary purpose of this financing is to provide capital for strategic initiatives.  Among other obligations and restrictions, the terms of the Term Loan Agreement include compliance with the terms and financial covenants of the three-year revolving credit agreement while that agreement is still outstanding. The term loan is payable in monthly principal installments of $530,600 and accrues interest at an annualized rate of 3.0% plus the average one month LIBOR for dollar deposits.

The Term Loan Agreement also provides a $5 million master lease financing commitment expiring on June 28, 2012, to finance new purchases of equipment.  Each equipment lease would have a separate 48-month term from its inception date and a $1 purchase provision at the end of its term.  In September 2011, $2.6 million was drawn on the lease facility to finance recently purchased assets.  The lease is payable in monthly principal installments of approximately $54,000 beginning in October 2011 and accrues interest at an annualized rate of 3.0% plus the average one month LIBOR for dollar deposits.

During the first nine months of 2011, we repurchased approximately 2.3 million shares of our common stock at a cost of approximately $33.5 million, which was funded from our available cash resources. Of these shares, 2.0 million were purchased under our Board of Directors’ authorization for a total cost of $28.2 million (average cost of $14.36 per share). An additional 0.3 million shares repurchased ($5.3 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  The total remaining number of shares available for repurchase under ITG’s stock repurchase program as of September 30, 2011 was 0.9 million.  In October 2011, ITG’s Board of Directors authorized the repurchase of an additional 4.0 million shares.  This additional authorization has no expiration date.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at September 30, 2011 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$67.3	$66.3
AlterNet	4.2	4.0
Blackwatch	2.8	2.6
ITG Derivatives	2.5	1.5

As of September 30, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2011, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$47.4	$46.8
European Operations
Europe	44.5	20.9
Asia Pacific Operations
Australia	8.0	2.2
Hong Kong	31.7	9.5
Singapore	0.3	0.1

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

As of September 30, 2011, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

In the second quarter, outflows from domestic equity mutual funds re-accelerated driving our revenues sharply below the levels projected in our March 31 forecast.  Consequently, we revised our assumptions, in light of the increased uncertainty regarding the recovery of our core client trading activity, to reflect our adjusted expectations for a slower, more prolonged recovery in our revenue growth and to reduce the multiple used in our market approach to reflect the decline in industry market multiples. These revisions resulted in a fair value for our U.S. reporting unit that was determined to be $34.6 million (or 5%) below its carrying value, indicating a potential impairment and causing us to proceed to step two.  Our required step two valuation test yielded an aggregate fair value for the tangible and (non-goodwill) intangible assets in our U.S. Operations of $190.4 million above their aggregate carrying value, which reduced the amount of the implied fair value attributable to goodwill.  As a result, we recorded a $225.0 million impairment charge for goodwill in our U.S. Operations.

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

Based on the results of the September 30, 2011 step one interim testing, no further impairment was indicated for the U.S Operations reporting unit, as its fair value was determined to be in excess of its carrying value by 29%. There was also no impairment indicated for the European or Hong Kong Operations as the fair values of these reporting units were determined to be in excess of their respective carrying values by 29% and 233%. In addition, none of the outcomes of the Company’s sensitivity analyses performed led to a conclusion that goodwill was further impaired.

Although no further impairment of goodwill was indicated during the September 30, 2011 interim testing, we recognize the reasonable possibility of additional impairment charges in future periods given the persistently unfavorable environment for our business. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. Our use of the term “reasonable possibility” refers to a potential occurrence that is more than remote, but less than probable in our judgment. We will continue to monitor economic trends related to our business as well as re-examine the key assumptions used in our impairment testing.

As events and circumstances have not yet shown any meaningful signs of imminent improvement, we continue to maintain a heightened awareness of such trends and their resultant impact on our near-term profitability as well as the market price of our common stock, which has consistently traded below book value for most of the last twenty-one months.  Accordingly, we will continue to perform interim goodwill impairment evaluation until such indicators of potential impairment subside.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our share repurchase activity during the first nine months of 2011, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2011
To: January 31, 2011	92,404	$16.79	—	2,896,840
From: February 1, 2011
To: February 28, 2011	499,548	18.85	354,500	2,542,340
From: March 1, 2011
To: March 31, 2011	350,023	18.45	320,000	2,222,340
From: April 1, 2011
To: April 30, 2011	11,402	16.97	—	2,222,340
From: May 1, 2011
To: May 31, 2011	320,000	15.31	320,000	1,902,340
From: June 1, 2011
To: June 30, 2011	20,000	14.89	20,000	1,882,340
From: July 1, 2011
To: July 31, 2011	27,142	11.00	—	1,882,340
From: August 1, 2011
To: August 31, 2011	731,934	10.99	730,000	1,152,340
From: September 1, 2011
To: September 30, 2011	220,000	10.68	220,000	932,340
Total	2,272,453	$14.75	1,964,500

(a) This column includes the acquisition of 307,953 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first nine months of 2011, we repurchased approximately 2.3 million shares of our common stock at a cost of approximately $33.5 million, which was funded from our available cash resources. Of these shares, 2.0 million were purchased under our Board of Directors’ authorization for a total cost of $28.2 million (average cost of $14.36 per share). An additional 0.3 million shares repurchased ($5.3 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  The total remaining number of shares available for repurchase under ITG’s stock repurchase program as of September 30, 2011 was 0.9 million.  In October 2011, ITG’s Board of Directors authorized the repurchase of an additional 4.0 million shares.  This additional authorization has no expiration date.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 6. Exhibits

(A)	EXHIBITS

	10.1*+	Retirement Agreement and General Release, effective August 1, 2011 between Christopher Heckman and Investment Technology Group, Inc.

	10.2*	Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (formerly the Equity Deferral Award Program Subplan)

	10.3*	Offer letter dated as of September 14, 2011 between David J. Stevens and Investment Technology Group, Inc.

	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1*	Section 1350 Certification

	101.1	XBRL Instance Document

	101.2	XBRL Taxonomy Extension Schema Document

	101.3	XBRL Taxonomy Extension Calculation Linkbase Document

	101.4	XBRL Taxonomy Extension Definition Linkbase Document

	101.5	XBRL Taxonomy Extension Label Linkbase Document

	101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on November 4, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 8, 2011	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant