Form 10-K
period 2011-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2012-02-28
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2011: $570,290,213	Number of shares outstanding of the Registrant's Class of common stock at February 17, 2012: 39,105,643

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2012 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2011 FORM 10-K ANNUAL REPORT

        Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Algorithms, ITG List-Based Algorithms, ITG Net, ITG Single-Stock Algorithms, ITG TCA, POSIT, POSIT Alert, POSIT Marketplace and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives, ITG Smart Router and MATCH Now are trademarks or service marks of the Investment Technology Group, Inc. companies.

i

PRELIMINARY NOTES

        When we use the terms "ITG," the "Company," "we," "us" and "our," we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" and the negative of these terms and other comparable terminology.

        Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, internationally and nationally, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, potential impairment charges related to goodwill and other long-lived assets, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers' trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, our ability to attract and retain talented employees and our ability to achieve cost savings from our cost reduction plans.

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

ii

PART I

Item 1.    Business

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) Investment Technology Group Limited ("ITGL"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data-driven investment research, and The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community.

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

        ITG is an independent research and execution broker that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through to settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24, Segment Reporting, to the consolidated financial statements, which also includes financial information about geographic areas). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services.

Products and Services

        ITG offers a wide range of solutions for asset managers in the areas of market intelligence, liquidity, platforms and analytics. These offerings include investment research as well as trade execution services and solutions for portfolio management, pre-trade analytics, and post-trade analytics and processing, summarized below. Each product is offered in the U.S. and certain other jurisdictions, as further described in the section entitled Non-U.S. Operations.

Market Intelligence

ITG Investment Research

        ITG provides unique, unbiased, data-driven equity research through its ITG Investment Research subsidiary. This offering has expanded ITG's client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts. Through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, ITG Investment Research identifies the key metrics that may influence a company's future performance. ITG Investment Research currently provides research on approximately 300 companies in more than 20 industry verticals.

ITG Market Research

        ITG Market Research offers market research capabilities to corporate clients within the healthcare and telecom industries. The healthcare market research practice combines survey results with proprietary empirical data to deliver innovative syndicated and custom reporting capabilities. The telecom research practice triangulates multiple proprietary data sources to provide insights into the mobile handset market in North America.

Liquidity Management

        ITG trade execution services include self-directed and high-touch agency trading in cash equities (including single stocks and portfolio lists), futures and options and many foreign exchange pairs.

ITG Algorithms and ITG Smart Router

        ITG Algorithms and ITG Smart Router offer portfolio managers and traders a way to trade orders quickly, comprehensively and cost-efficiently from any ITG Execution Management System ("EMS") or ITG Order Management System ("OMS"), ITG's high-touch trading desk and certain third-party trading platforms. The algorithms tap into liquidity, while remaining anonymous, thereby potentially lowering market impact costs and improving overall performance. ITG Algorithms also integrate with ITG Smart Trading Analytics and ITG Transaction Cost Analysis to create a feedback mechanism for greater execution efficiency.

        ITG Algorithms help users pursue best execution through two suites: ITG Single Stock Algorithms and ITG List-Based Algorithms. ITG Single Stock Algorithms access dark liquidity while simultaneously using scheduled or opportunistic strategies. ITG List-Based Algorithms manage dollar or sector imbalance, total trading risk or tracking error using automated portfolio trading with integrated dark pool access.

        ITG Smart Router offers an alternative to routing trades that can help capture blocks of liquidity with a combination of speed and confidentiality. This router continuously scans markets for liquidity with an emphasis on capturing the quote without posting the order. ITG Smart Router uses a proprietary algorithm to quickly and directly exhaust all available quantities at the best available price level in all destinations before moving on to the next level.

POSIT

        ITG's POSIT was launched in 1987 as a scheduled electronic trade matching system. The POSIT suite currently provides anonymous continuous matching of non-displayed equity orders to minimize market impact and may provide opportunities for price improvement within the National Best Bid and Offer ("NBBO").

        POSIT Marketplace provides access to rich, diverse liquidity, is useful for all trading styles and is especially valuable for trading large blocks and small, illiquid names. POSIT Marketplace is the single source to access POSIT liquidity, the dark pools of other providers, and unplaced shares from the trading blotters of POSIT Alert participating clients. POSIT Marketplace uses dark pool aggregation technology to provide clients with simplified access to an expanded range of liquidity destinations and incorporates advanced liquidity filter technology to help ensure that clients are protected from gaming and are only interacting with quality liquidity.

        POSIT Alert leverages crossing opportunities in the trading systems of participating clients and has the ability to access trading opportunities before they enter the market. POSIT Alert scans uncommitted shares on participating client trading systems. When a crossing opportunity is detected, the relevant POSIT Alert users are notified that an opportunity exists. POSIT Alert offers a way to access a reserve of hidden liquidity with minimal information leakage. POSIT Alert is accessed via the Triton EMS or via an integrated link to ITG liquidity from the trade blotter of most third-party EMSs and OMSs.

Commission Management Services

        ITG offers guidance, administration, and consolidation of client commission arrangements across the range of preferred brokerage and research providers of our clients using ITG Commission Manager, an automated web-based commission management portal.

Platforms

Execution Management and Order Management

        ITG EMSs are designed to meet the needs of disparate trading styles. Triton is ITG's award-winning, multi-asset and broker-neutral EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global, list-based and single stock trading, as well as futures and options capabilities. Triton Derivatives is a broker-neutral direct access EMS that provides traders with access to scalable, low-latency, multi-asset trading opportunities.

        ITG OMS combines portfolio management, compliance functionality (ITG Compliance Monitoring System), trading and post-trade processing (ITG Trade Operations Outsourcing), and a fully integrated and supported financial services communications network (ITG Net) with a consolidated, outsourced service for global trade matching and settlement (ITG Trade Operations Outsourcing) that provides connectivity to the industry's post-trade utilities, support for multiple, flexible settlement communications methods and a real-time process monitor.

ITG Net

        ITG Net is a global financial communications network that provides secure, reliable and fully-supported connectivity between buy-side and sell-side firms for order routing and indication of interest messages. ITG Net supports more than 11,000 connections to over 500 trading destinations worldwide. ITG Net also integrates the trading products of third-party brokers and alternative trading systems ("ATSs") into our OMS and EMS platforms.

ITG Single Ticket Clearing

        ITG's commitment to best execution platforms also extends to broker-neutral operational services to help ensure that trades clear and settle efficiently, and to significantly lower the transaction costs associated with trade tickets. ITG Single Ticket Clearing is a broker-neutral service that aggregates executions across multiple destinations for settlement purposes. Single Ticket Clearing helps reduce the number of trade tickets and resulting charges imposed by custodians, reducing the growing costs of trade processing due to market fragmentation.

Analytics

ITG Trading Analytics

        The ITG Smart Trading Analytics suite enables portfolio managers and traders to improve execution performance before the trade happens (pre-trade) and during trading (real-time) by providing reliable portfolio analytics and risk models that help them perform predictive analyses, manage risk, change strategy and reduce trading costs. Trading costs are affected by multiple factors, such as execution strategies, time horizon, volatility, spread, volume and order size. ITG Smart Trading Analytics gauges the effects of these factors and aids in the understanding of the trade-off between market impact and opportunity cost.

        ITG Transaction Cost Analysis ("TCA") offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. ITG TCA assesses trading performance and implicit costs under various market conditions, so users can adjust strategies, and potentially both reduce costs and boost investment performance.

        ITG Alpha Capture Reporting measures cost at every point of the investment process and provides portfolio managers with quarterly analytical reviews, written interpretations and on-site consultative recommendations to enhance performance.

ITG Portfolio Analytics

        ITG provides market-leading tools to assist asset managers with portfolio decision-making tasks from portfolio construction and optimization to the enterprise challenges of global, real-time portfolio compliance monitoring and the fair valuation of securities.

        ITG Portfolio Fair Value Service helps mutual fund managers meet their obligations to investors and regulators to fairly price the securities within their funds, and helps minimize the impact of market timing.

        ITG Portfolio Optimization System allows portfolio managers to develop new portfolio construction strategies and solve complex optimization problems. ITG Portfolio Optimization System allows users to accurately model tax liability, transaction costs and long/short objectives, while adhering to diverse portfolio-specific constraints.

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago, Los Angeles and San Francisco offices in the U.S., ITG has additional North American offices in Toronto and Calgary, Canada. In Europe, ITG has offices in London, Dublin and Paris. ITG also has a development center in Tel Aviv. In Asia Pacific, ITG has offices in Sydney, Melbourne, Hong Kong and Singapore. Local representation in regional markets provides an important competitive advantage for ITG.

Canadian Operations

        ITG Canada was founded in 2000 and ranks in the Top 10 investment dealers in Canada. ITG Canada provides high-touch agency execution and portfolio trading services, ITG Algorithms, ITG Smart Router, Triton, Triton Derivatives, POSIT Alert, ITG Portfolio Optimization System, ITG Smart Trading Analytics, ITG Investment Research and ITG TCA, while connectivity services are provided through ITG Net. ITG Canada also engages in principal trading activities. ITG Canada's customers primarily consist of asset and investment managers, broker-dealers and hedge funds.

        In July 2007, ITG Canada launched MATCH Now, an alternative marketplace for Canadian-listed equities, operated by ITG's wholly-owned subsidiary, TriAct Canada Marketplace LP ("TriAct"). MATCH Now is Canada's largest dark pool, offering continuous execution opportunities within a fully confidential non-displayed book, providing automatic price improvement within the Canadian NBBO.

European Operations

        ITG Europe was established as a broker-dealer in 1998. Today, ITG Europe focuses on executing European, Middle Eastern and African equities as well as providing ITG's technologies to its clients. ITG Europe operates POSIT, a Multilateral Trading Facility ("MTF") and POSIT Alert. Other execution systems and services available include ITG Algorithms, ITG Smart Router, Triton, ITG Trade Operations Outsourcing and high-touch agency execution and portfolio trading services. ITG's suite of analytical products and services, with a focus primarily on ITG TCA, ITG Alpha Capture Reporting and ITG Smart Trading Analytics, are also available in Europe. Connectivity services are provided through ITG Net. ITG Europe's customers primarily consist of asset and investment managers and broker-dealers.

Asia Pacific Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australia and New Zealand equities. ITG provides institutional investors with a range of ITG's products and services including trade execution, pre-and post-trade analysis through ITG TCA and ITG Smart Trading Analytics. Execution services are provided via high-touch agency trading and through ITG Algorithms and Triton. Connectivity services are provided through ITG Net.

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's technologies across the Asian markets. ITG Hong Kong manages global trading into a number of markets across the region including Hong Kong, India, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Execution services are provided via an experienced high-touch agency trading services team and also through ITG Algorithms and Triton. Trading analysis tools, including ITG TCA and ITG Smart Trading Analytics are also available across most Asian markets. Connectivity services are provided through ITG Net.

  Singapore

        In 2010, ITG Singapore obtained a Capital Markets Services License from the Monetary Authority of Singapore. ITG Singapore provides institutional investors in Singapore with a range of ITG's products and services including execution management through Triton and trading analysis through ITG TCA and ITG Smart Trading Analytics.

Competition

        The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our extensive suite of products does not directly compete with a particular firm; however, individual products compete with various firms and consortia:

  •
  Our trading analytics and our research products compete with several sell side-affiliated and independent companies.

  •
  Our POSIT suite competes with various national and regional securities exchanges, ATSs, Electronic Communications Networks, MTFs, and systematic internalizers for trade execution services. These destinations have proliferated in recent years. These include traditional ATSs, as well as sell side consortia and exchange-sponsored crossing systems.

  •
  Our execution management systems, order management system and algorithmic trading products compete with offerings from independent vendors, agency-only firms and other sell-side firms.

  •
  Our full range of domestic and international high-touch agency execution and portfolio trading services compete with trading desks at large sell-side firms.

  •
  Our ITG Net business competes with managed network providers, which include certain order management system providers as well as firms offering stand-alone managed network services.

  •
  Our ITG Investment Research offering competes with the research divisions of large and regional sell-side firms as well as a number of independent research firms.

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

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, The NASDAQ Stock Market ("NASDAQ"), New York Stock Exchange, NYSE Arca, Inc. ("ARCA"), American Stock Exchange ("AMEX"), BATS X-Exchange, Inc. ("BATSX"), BATS Y-Exchange, Inc., Chicago Stock Exchange Inc., EDGA Exchange, Inc. ("EDGA"), EDGX Exchange, Inc. ("EDGX"), NASDAQ OMX BX, Inc. ("NASDAQ BX"), NASDAQ OMX PHLX, Inc. ("NASDAQ OMX PHLX"), National Stock Exchange, National Futures Association ("NFA"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

  •
  ITG Derivatives is a U.S. broker-dealer registered with the SEC, FINRA, AMEX, ARCA, BATSX, BATSY, EDGA, EDGX, Chicago Board Options Exchange, C2 Options Exchange Incorporated, International Securities Exchange, NASDAQ, NASDAQ BX, NASDAQ OMX PHLX, Commodities and Futures Trading Commission, NFA and 28 states.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA, NASDAQ, EDGA, EDGX and 13 states.

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

  •
  ITG Australia is a market participant of the Australian Securities Exchange ("ASX"), Chi-X Australia and a holder of an Australian Financial Services License issued by the Australian Securities and Investments Commission ("ASIC"). ITG Australia's principal regulators are the ASX and ASIC.

  •
  ITG Europe refers to ITG Ventures Limited, ITGL and/or its wholly-owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized and regulated by the Central Bank of Ireland ("CBoL") under the European Communities (Markets in Financial Instruments) Regulations 2007. ITGL is a member of the London Stock Exchange, Deutsche Börse and Euronext and operates the POSIT crossing system in Europe as an MTF under the Markets in Financial Instruments Directive ("MiFID"). ITGEL's London Branch is registered with the Financial Services Authority and ITGEL's Paris branch is registered with the Banque de France.

  •
  ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer's license issued by the Securities and Futures Commission of Hong Kong ("SFC"), with the SFC acting as its principal regulator.

  •
  ITG Singapore is a holder of a Capital Markets Services License from the Monetary Authority of Singapore ("MAS"), with the MAS acting as its principal regulator.

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

        ITG Inc., AlterNet, and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITGL and ITGEL are required to be members of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund which provides compensation to retail investors. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by the ASIC. In the past twelve months, no such requests have been made of ITG Australia.

Regulation ATS

        Regulation ATS permits "alternative trading systems" such as POSIT to match orders submitted by buyers and sellers without having to register as a national securities exchange. Accordingly, POSIT is not registered with the SEC as an exchange. We continue to review and monitor POSIT's systems and procedures to ensure compliance with Regulation ATS.

Net Capital Requirement

        ITG Inc., AlterNet and ITG Derivatives are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Exchange Act, which requires the maintenance of minimum net capital.

        ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet, and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000 and $1,000,000, respectively.

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

        The amounts expensed for research and development costs for the years ended December 31, 2011, 2010 and 2009 are estimated at $47.5 million, $49.1 million and $43.1 million, respectively.

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

Clients

        For the years ended December 31, 2011, 2010 and 2009, no single client accounted for more than 5% of our consolidated revenue.

Employees

        As of December 31, 2011, the Company employed 1,118 staff globally, of which 775, 83, 156 and 104 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Availability of Public Reports

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K are available without charge on our website at http://investor.itg.com. You may also obtain copies of our reports without charge by writing to: ITG, 380 Madison Avenue, New York, NY 10017, Attn: Investor Relations.

Item 1A.    Risk Factors

Certain Factors That May Affect Our Financial Condition and Results of Operations

        While our management's long term expectations are optimistic, we face risks or uncertainties that may affect our financial condition and results of operations. The following conditions, among others, should be considered in evaluating our business and growth outlook.

Decreases in equity trading volumes by domestic equity funds or declining securities prices could harm our business and profitability.

        Declines in the volume of equity securities traded by domestic equity funds would generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities' price declines would adversely affect our non-North American trading commissions, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Over the past several years, trading volumes and market values have fluctuated significantly and may continue to do so. Increased risk aversion brought about by the financial crisis of 2008 and the resulting global recession, ongoing concerns over sovereign debt levels and the U.S. "flash crash" in May 2010 resulted in a significant flow of funds out of domestic equity funds, thereby curtailing their trading activity, which has weighed heavily on our average daily volumes and the use of our higher value services. While there is a historical correlation between recovering share prices and the flow of money back into equity funds, there is uncertainty as to when a real, sustainable recovery in domestic institutional equity activity will materialize, as well as the extent to which it will recover.

Decreases in our commission rates and other transactional revenues could adversely affect our operating results.

        For the last several years, the institutional equities markets have experienced continued pricing pressure on commission rates, and we experienced a significant decrease in our overall average commission rate in recent years. Reduced activity from our active fund manager clients has also resulted in a shift in the mix of our business to include an increased portion from higher-turnover lower-rate clients, particularly sell-side firms and active quantitative investors. We anticipate a continuation of the competitive commission pricing environment for the foreseeable future due to the proliferation of electronic execution firms and the bundling of commissions and other services. A significant decrease in commission rates or revenue capture from further mix shifts or from rate reductions within client segments could materially reduce our margins and harm our financial condition and operating results.

Our fixed costs may result in reduced profitability or losses.

        We incur significant operating and capital expenditures to support our business that do not vary directly, at least in the short term, with fluctuations in executed transaction volumes and revenues. In addition, changes in market practices have required us, and may require us in the future, to invest in additional infrastructure to increase capacity levels without a corresponding increase in revenues. To ensure that we have the capacity to process projected increases in transaction volumes, we have historically made substantial capital, operating and research expenditures in advance of such projected increases, including during periods of low revenues. In the event of a material reduction in trade executions and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. In the event that growth in executed volumes does not occur or we are not able to successfully implement and monetize our capital and research projects, including by failing to accurately forecast the demand for new products and by failing to effectively deploy new products and decommission legacy products, the expenses related to such investments could cause reduced profitability or losses.

A further reduction in our profitability or in our share price may require us to record additional impairment charges related to goodwill and such charges may be large and have a material impact on our consolidated financial statements.

        At December 31, 2011, we had goodwill of $274.3 million on our consolidated balance sheet, representing 41% of our stockholders' equity. Goodwill is assessed annually for impairment in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During 2011, ongoing indicators of potential impairment caused us to continue to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in our market capitalization, a decline in our recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for our industry. As part of our June 30, 2011 interim test, we determined that $225 million of goodwill related to our U.S. operations was impaired. If there is a further reduction in our profitability or in industry market multiples, we may be required to record additional impairment charges on goodwill. Since goodwill comprises a substantial portion of our balance sheet, such charges could have a material impact on our consolidated financial statements.

The price of our common stock may be volatile, which may impact our ability to attract and retain clients and limit the amount of strategic investments we can make.

        The periodic reporting of earnings and associated disclosures in this challenging environment for our business may result in significant fluctuations in the price of our stock and limit the extent to which our clients want to rely on us for core trading infrastructure and services. In addition, our ability to grow the Company through acquisitions and strategic initiatives may be negatively impacted by the dilutive effect of a low stock price and the need to preserve short-term profitability levels that are acceptable to stockholders.

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

If we fail to keep up with rapid changes in technology and continue to seek to provide leading products and services to our customers, our results of operations could be negatively impacted.

        The institutional brokerage industry is subject to rapid technological change and evolving industry standards. Our customers' demands become greater and more sophisticated as the dissemination of products and information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies, innovate in a timely and cost-effective manner and adapt to technological advancements and changing standards, we may be unable to compete effectively, which could have a material adverse effect on our business. Many of our competitors have significantly greater resources than we do to fund such technological advances. Moreover, the development of technology- based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Budgetary constraints on funding new product initiatives in the current environment, significant delays in new product releases, failure to meet key deadlines or significant problems in creating new products could negatively impact our revenues and profits.

Insufficient system capacity, system operating failures, disasters or security breaches could materially harm our reputation, financial position and profitability.

        Our business relies heavily on the computer and communications systems supporting our operations, which must monitor, process and support a large volume of transactions across numerous execution venues in many countries and multiple currencies. As our business expands, we will need to expand our systems to accommodate an increasing volume of transactions across a larger client base and more geographical locations. In addition, certain changes in market practices may require us to invest in infrastructure to increase capacity levels. Unexpectedly high volumes or times of unusual market volatility could cause our systems to operate slowly, decrease output or even fail for periods of time, as could general power or telecommunications failures, natural disasters or other business disruptions. The presence of computer viruses can also cause failure within our systems. If any of our systems do not operate properly, are disabled, breached or attacked by hackers or other disruptive problems, we could incur financial loss, liability to clients, regulatory intervention or reputational damage. System failure, degradation, breach or attack could adversely affect our ability to effectuate transactions and lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us.

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

        Our business relies on the secure storage, processing and transmission of data, including our clients' confidential data, in our internal systems and through our vendor networks and communications infrastructure. Third parties who are able to breach or disrupt our, or our vendors' security systems may be able to cause system damage or failures or perform unauthorized trading that could result in significant losses. Although we take significant precautions and implement protective measures, which are updated and monitored regularly, there is no guarantee that our systems can prevent all unauthorized access or that our third party vendors will be able to secure their networks and systems. If our or one of our vendors' security is breached and unauthorized access is obtained to the confidential information of our clients, it could cause us reputational harm and our clients may then reduce or cease their use of our services, which would adversely impact our results of operations.

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

        In addition, each of our broker-dealer subsidiaries worldwide is subject to regulatory capital requirements promulgated by the applicable regulatory and exchange authorities of the countries in which they operate. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by its regulatory body. Historically, all regulatory capital needs of our broker-dealers have been provided by cash from operations. However, if cash from operations, together with existing financing facilities are not sufficient, we may not be able to obtain additional financing.

Our business exposes us to credit risk that could affect our operating results and profitability.

        We are exposed to credit risk from third parties that owe us money, securities or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, client trading errors which they are unable to cover may cause us to incur financial losses. Volatile securities markets, credit markets and regulatory changes may increase our exposure to our customers' credit profiles, which could adversely affect our financial condition and operating results. While our broker-dealer subsidiaries that are not self-clearing have clearing agreements with their clearing brokers who review the credit risk of trading counterparties, we have no assurances that those reviews or our own are adequate to provide sufficient protection from this risk.

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

        A limited portion of our revenues, primarily from our Canadian Operations, is derived from principal trading, including arbitrage trading and the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies. As a result of this trading, we may incur losses relating to the purchase or sale of securities for our own account. Although we attempt to close out all of our positions by the end of the day, we bear the risk of market fluctuations and we may incur losses due to changes in the prices of such securities. Any principal gains or losses resulting from these positions could have a disproportionate effect, positive or negative, on our revenues and profits.

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2011	2010	2009
Largest customer	2.9%	2.8%	2.6%
Second largest customer	2.0%	2.0%	2.1%
Third largest customer	1.7%	1.7%	2.0%
Ten largest customers	15.4%	15.8%	16.3%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

        We currently operate the POSIT suite in the U.S. under Regulation ATS, our European operations are subject to MiFID and we must comply with the requirements of the U.S. PATRIOT Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker- dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensure of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we expand our business, we may be exposed to increased and different types of regulatory requirements and it may be difficult for us to determine the exact requirements of local laws in every market.

        In the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The current U.S. administration and other members of the U.S. federal government and other governments outside of the United States have indicated that they are considering new regulatory requirements for the financial services industry. We cannot predict the extent to which any future regulatory changes would affect our business.

        In 2011, the SEC approved several rule changes, including but not limited to, Securities Exchange Act Rule 13h-1 ("Large Trader Rule"). The Large Trader Rule imposes new filing requirements on market participants that conduct substantial trading activity in exchange-listed securities, and new record keeping, reporting, and monitoring requirements on broker-dealers. In addition, the SEC may approve several rules proposed by national securities exchanges and FINRA to address certain of the factors that led to the May 6, 2010 Flash Crash, including but not limited to, rules implementing new "Market Wide Circuit Breakers" and "Limit Up—Limit Down" mechanisms meant to address market volatility in U.S. equity markets. Moreover, the SEC could adopt the Consolidated Audit Trail rule that it proposed on May 26, 2010, which would require SROs to establish an order trail reporting system that would enable regulators to track, on a real time basis, information related to trading orders received and executed across the securities markets. Compliance with certain of these adopted or proposed laws, rules or regulations has caused us, and could cause us, to incur significant costs.

        In addition, new regulatory obligations have been proposed pertaining to markets outside of the United States which may have a material impact upon our business model. In Europe, these include proposed changes to MiFID (MiFID II) and draft legislation, proposed separately by both the European Commission and the French government, seeking to impose taxes on financial transactions. In Canada, such proposed regulations include the Canadian Securities Administrator's proposal to require certain minimum price improvement in dark liquidity pools.

        Finally, the February 18, 2011 report by the Joint CFTC-SEC Advisory Committee on Emerging Regulatory Issues included, among other things, a recommendation that U.S. regulators implement a version of a "Trade-At" rule that would prohibit any trading center (e.g. any exchange, OTC market maker, ATS) from executing an order at the NBBO unless the trading center was displaying that price at the time that it received the incoming order. One of the potential effects of such a rule would be to require trading centers that do not display orders to improve the market price by at least some minimum amount when executing orders. If implemented as recommended, such "Trade-At" rule could have a negative impact on our revenues, including from net executions.

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

Financial and operational problems with our acquisitions and strategic initiatives could have a material impact on our results of operation.

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of RedSky Financial, LLC (now ITG Derivatives), Majestic Research Corp. and Ross Smith Energy Group, Ltd., as well as various organic strategic initiatives. We intend to continue to pursue strategic acquisitions and strategic initiatives. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. We may also have clients, with whom we have established trading relationships that seek to utilize the products and services of acquired companies without increasing the amount of revenue they pay us. Strategic initiatives such as foreign exchange execution may be important to our business prospects and we may not be able to successfully execute such initiatives. If we are unable to successfully complete acquisitions and integrate the acquired businesses, if we suffer a material loss due to an acquired business or if we fail to execute strategic initiatives, we may not achieve appropriate levels of return on these significant investments and it may have a material effect on our operating results.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

U.S. Operations

        Our principal offices are located at 380 Madison Avenue in New York, New York, where approximately 101,000 square feet of office space is currently being leased pursuant to coterminous leases expiring in January 2014. We occupy an additional 11,000 square feet of office space in New York City pursuant to lease agreements expiring in June 2012.

        A technology research, development, sales and technical support services facility is maintained in Los Angeles, California where we occupy approximately 54,000 square feet of office space at 400 Corporate Pointe pursuant to a lease agreement expiring in December 2016.

        We have a regional office in Boston, Massachusetts where approximately 54,000 square feet of office space is occupied pursuant to a lease expiring in May 2021.

        We also have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet under a lease agreement expiring in October 2013, and in San Francisco, California where we occupy approximately 5,200 square feet under lease agreements expiring in April 2012 and February 2017.

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

Asia Pacific Operations

        ITG Australia has offices in Melbourne and Sydney, where we occupy approximately 8,816 and 4,136 square feet of office space, respectively pursuant to leases expiring in February 2013.

        ITG Hong Kong occupies approximately 7,500 square feet of office space in Hong Kong pursuant to a lease that expires in September 2012. We also have a regional office in Singapore.

Item 3.    Legal Proceedings

        We are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. We do not believe these proceedings will have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

        Our common stock trades on the NYSE under the symbol "ITG".

        The following table sets forth, for the periods indicated, the range of the high and low closing sales prices per share of our common stock as reported on the NYSE.

	High	Low
2010:
First Quarter	21.22	16.27
Second Quarter	18.30	16.06
Third Quarter	15.79	13.29
Fourth Quarter	16.65	13.97
2011:
First Quarter	19.75	16.32
Second Quarter	18.73	13.38
Third Quarter	14.10	9.79
Fourth Quarter	12.12	9.24

        On February 17, 2012, the closing sales price per share for our common stock as reported on the NYSE was $10.68. On February 17, 2011, we believe that our common stock was held by approximately 7,764 stockholders of record or through nominees in street name accounts with brokers.

        In July 2010, ITG's Board of Directors authorized the repurchase of 4.0 million shares. In October 2011, ITG's Board of Directors authorized the repurchase of an additional 4.0 million shares. These authorizations have no expiration date. As of December 31, 2011, there were 3.9 million shares available for repurchase under ITG's stock repurchase program.

        During 2011, the Company repurchased approximately 3.3 million shares of our common stock at a cost of approximately $44.9 million, which was funded from our available cash resources. Of these shares, approximately 3.0 million were purchased under our Board of Directors' authorization for a total cost of $38.9 million (average cost of $13.09 per share). An additional 369,099 shares ($6.0 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        The following table sets forth our stock repurchase activity during 2011, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2011
To: January 31, 2011	92,404	$16.79	—	2,896,840
From: February 1, 2011
To: February 28, 2011	499,548	18.85	354,500	2,542,340
From: March 1, 2011
To: March 31, 2011	350,023	18.45	320,000	2,222,340
From: April 1, 2011
To: April 30, 2011	11,402	16.97	—	2,222,340
From: May 1, 2011
To: May 31, 2011	320,000	15.31	320,000	1,902,340
From: June 1, 2011
To: June 30, 2011	20,000	14.89	20,000	1,882,340
From: July 1, 2011
To: July 31, 2011	27,142	11.00	—	1,882,340
From: August 1, 2011
To: August 31, 2011	731,934	10.99	730,000	1,152,340
From: September 1, 2011
To: September 30, 2011	220,000	10.68	220,000	932,340
From: October 1, 2011
To: October 31, 2011	253,086	11.19	207,900	4,724,440
From: November 1, 2011
To: November 30, 2011	817,760	10.47	801,800	3,922,640
From: December 1, 2011
To: December 31, 2011	—	—	—	3,922,640

Total	3,343,299	$13.43	2,974,200

(a)
This column includes the acquisition of 369,099 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

        We have not paid a cash dividend to stockholders during any period of time covered by this report. Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2011.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Operations data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five-year period ended December 31, 2011, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data: ($ in thousands, except per share amounts)
Total revenues	$572,037	$570,754	$633,069	$762,983	$730,999
Total expenses	778,665	521,421	556,618	567,457	542,131

(Loss) income before income tax expense	(206,628)	49,333	76,451	195,526	188,868
Income tax (benefit) expense	(26,839)	25,353	33,617	80,884	77,761

Net (loss) income	$(179,789)	$23,980	$42,834	$114,642	$111,107
Basic (loss) earnings per share	$(4.42)	$0.56	$0.98	$2.64	$2.52

Diluted (loss) earnings per share	$(4.42)	$0.55	$0.97	$2.61	$2.48

Basic weighted average number of common shares outstanding (in millions)	40.7	42.8	43.5	43.5	44.0
Diluted weighted average number of common shares outstanding (in millions)	40.7	43.5	44.0	44.0	44.8
Consolidated Statements of Financial Condition Data: ($ in thousands)
Total assets	$2,178,069	$2,530,853	$1,703,103	$1,685,453	$2,100,887
Cash and cash equivalents	$284,188	$317,010	$330,879	$352,960	$183,757
Total debt	$25,603	$—	$46,900	$119,400	$233,900
Total stockholders' equity	$671,114	$870,068	$867,700	$787,380	$704,295

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Overview

        ITG is an independent research and execution broker that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. ITG is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24, Segment Reporting, to the consolidated financial statements, which also includes financial information about geographic areas). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services.

  Sources of Revenues

        Our revenues consist of commissions and fees, recurring and other.

        Commissions and fees are derived primarily from (i) commissions charged for trade execution services (including those to satisfy research obligations), (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the NBBO and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and ATSs whose trading products are made available to our clients on our OMS and EMS applications and for our ITG Single Ticket Clearing settlement aggregation services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (x) macro trends in the global equities markets that affect overall institutional equity trading activity, (y) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (z) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors' products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

        Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell-side to receive orders from, and send indications of interest to, the buy-side, (ii) software and analytical products and services, (iii) maintenance and customer technical support for our OMS and (iv) subscription revenue generated from the usage of our investment research.

        Other revenues include: (i) income from principal trading, including the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies, (ii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iii) non-recurring professional services, such as one-time implementation and customer training related activities, (iv) investment and interest income, (v) interest income on securities borrowed in connection with customers' settlement activities and (vi) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

  Expenses

        Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, including cash and deferred share-based awards, as well as employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the competitive landscape for key talent. Incentive compensation includes a combination of cash and deferred stock-based awards, with only the cash portion, representing a lesser portion of our total compensation costs, expensed in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period-to-period based on revenue levels.

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

Executive Summary for the Year Ended December 31, 2011

Consolidated Overview

        In 2011, our business was affected by challenging economic, regulatory and political conditions. Investor risk aversion, initially brought about by the 2008 financial crisis and resulting global recession, continues to be fueled by uncertainties and concerns regarding sovereign debt risk, continued high unemployment, low growth rates, and other potential downside risks to the U.S. and global economies. This aversion has resulted in sustained outflows from equity funds, leading to lower trading activity by institutional investors. Seeking a safe haven, investors pulled $134 billion out of U.S. domestic equity funds in 2011 (according to the Investment Company Institute), the highest annual net outflow since the $147 billion experienced in 2008, and the third straight year of net outflows since the recovery in stock prices began in early 2009. Despite this challenging environment, we were able to grow our U.S. trading volumes during 2011 due to a rise in incremental sell-side volume. Although the revenue per share on this incremental sell-side volume is substantially lower than the rates we derive from active fund manager clients, the associated incremental revenue, together with revenues we have attributed to ITG Investment Research, our improved international results, and our cost management efforts lessened the impact of the unfavorable economic environment on our profitability. On a U.S. GAAP basis, our net loss for 2011 was $179.8 million, or ($4.42) per diluted share, compared to net income of $24.0 million, or $0.55 per diluted share for 2010. Adjusted net income for 2011 was $28.6 million, or $0.69 per diluted share, compared to $38.1 million, or $0.88 per diluted share, in 2010 (see Non-GAAP Financial Measures for all adjusted amounts). Consolidated revenues of $572.0 million were essentially flat with the $570.8 million generated in 2010.

        As investors continue to pull money out of domestic equity funds, the contracting pool of available equity commissions continues to challenge securities brokers. In this highly competitive environment for commission dollars, our strategy is to grow our share of trading volumes from existing clients and to derive trading volumes from new clients (including hedge funds) by providing data-driven research which is differentiated in its approach. In October 2010, we took the first major step in building out our ITG Investment Research platform by acquiring Majestic Research Corp. ("Majestic"), followed by our acquisition of Ross Smith Energy Group, Ltd. ("RSEG") in the second quarter of 2011. We are continuing with the transformation of our business into a combined execution and differentiated research content model, which we believe will enable us to capture additional commission dollars and market share. ITG Investment Research was profitable during 2011 based in part on the commission revenues attributed to our research products, which partially offset the lower levels of commission revenues we experienced from certain execution-only U.S. clients.

        In the current environment, we are proceeding cautiously given the lack of visibility as to when, and to what extent, conditions will become more favorable for our business. As we weather this period of uncertainty, we are focused on improving profitability while also maintaining flexibility to allocate additional resources to our incremental research build-out. Accordingly, we implemented a restructuring plan in 2011, focused on reducing workforce, consulting and infrastructure costs primarily in the U.S. and Europe, to improve margins and enhance stockholder returns. The cost reduction resulted in restructuring charges of $24.4 million, primarily consisting of employee separation costs ($19.2 million) and lease consolidation costs ($5.2 million, including additional costs from our 2009 and 2010 restructurings). Annualized cost savings from this plan are expected to exceed $23 million, with a significant portion of these savings having taken effect commencing in the third quarter of 2011. Employee separation costs relate to the termination of approximately 120 employees while the lease consolidation costs relate to vacated office space.

        In 2011, we also recorded $229.3 million in goodwill and other asset impairment charges. In the second quarter, we recorded a goodwill impairment charge in our U.S. operations of $225.0 million resulting from weak institutional trading activity and a decline in industry market multiples (see Critical Accounting Estimates). This non-cash charge had no impact on debt covenants, cash flows or day-to-day business operations. In the fourth quarter, we wrote down the remaining $4.3 million carrying value of our minority investment in Disclosure Insight ("DI") primarily due to DI's need for additional capital as well as the difficulty in meeting sales targets. This impairment is not indicative of the outlook for our ITG Investment Research offering, which focuses on identifying investment opportunities.

        Consolidated expenses for 2011 were $778.7 million compared to $521.4 million in 2010 primarily due to the impairment, restructuring and acquisition related costs described above, which collectively contributed $256.3 million to expense growth. Adjusted expenses were $522.4 million compared to adjusted expenses of $503.5 million in 2010. In the U.S., adjusted expenses were $343.5 million compared to adjusted expenses of $330.2 million during 2010. The growth in adjusted U.S. expenses related to the inclusion of expenses for our research operations of $36.5 million (versus $4.8 million in 2010 incurred during the fourth quarter following the Majestic acquisition), which were partially offset by savings from our cost reduction initiatives. Our adjusted non-U.S. expenses were $178.8 million during 2011 compared to adjusted expenses of $173.3 million due to a $7.3 million increase from foreign currency translation, $2.1 million of costs associated with our research operations and $3.0 million of additional global research and development expenses that were allocated from our U.S. operations to our international operations, offset in part by the impact of our cost saving measures (see Non-GAAP Financial Measures for all adjusted amounts).

        The accumulating outflows from domestic equity funds are likely to remain a significant headwind for some time, particularly in light of the current environment of low interest rates. The prevailing negative investor sentiment toward equities contributes to the uncertainty as to when a real, sustainable recovery in domestic institutional equity activity will materialize, as well as the extent to which it will recover. As a result, we are proceeding cautiously through rigorous expense discipline to improve our operating leverage and to maintain the flexibility we need to allocate additional resources to our research build-out. Cost management will continue to be an ongoing endeavor for us which will position us well for any cyclical or secular rises in equity volumes going forward.

Segment Discussions

        While U.S. equity market valuations remain near multiyear highs, investors continue to pull money out of domestic equity funds, whose active fund managers are a core client segment of ours, largely in favor of assets presumed to have a more stable return profile such as fixed income funds and short-term deposits, thereby diminishing the pool of available commissions. During the first two months of 2011, domestic equity fund flows briefly turned positive, with inflows of approximately $18 billion, before reverting back to outflows of approximately $152 billion during the remainder of the year. In this environment, we are continuing to manage our cost structure in the U.S. with the only meaningful cost increase coming from our new research operations. While our current results reflect the unfavorably leveraged effects of our largely fixed cost structure, our now leaner cost structure is positioned to provide more positive leverage from future revenue growth.

        Our U.S. average daily executed volumes for 2011 increased to 193.7 million shares per day, 9% higher than 2010, outperforming the 10% decline in the overall combined average daily market volume of NYSE and NASDAQ-listed securities during the same period. While the outflows from domestic equity funds have continued to dampen our core buy-side client volumes, strong flows from our sell-side client segment (including those that trade through us on a net basis) represent a larger share of our volume mix. While the growing share of lower-priced sell-side flows has reduced our overall average revenue capture per share, we benefit significantly from both the incremental margin generated by using our excess capacity as well as from the enhanced liquidity provided to our buy-side client base. As these revenues only compensated in part for the reduced revenues from our core active fund manager clients, our U.S. commission revenues declined 10% in 2011 to $279.8 million. Our total U.S. revenues reached $375.5 million in 2011, a comparatively smaller decline of 3% from the prior year, in part reflecting the impact of revenues attributable to our recent investment research acquisitions.

        In Canada, commission revenues modestly improved largely due to favorable currency impact and higher volumes traded in our MATCH Now dark pool, while recurring revenues increased 66% over the prior year due to increased ITG Net connectivity revenue and ITG Investment Research revenues. As in the U.S., we plan to expand our market reach in Canada with research services. On a macro level, the Canadian economy in the past several years has outperformed the U.S. economy, benefitting from its commodity-based economy and global base of customers.

        In Europe, the markets in 2011 were dominated by escalating uncertainty over European sovereign debt, bank liquidity and speculation about the future of the Euro. The uncertainty prompted episodes of speculative trading and elevated market volatility throughout the year. In response, institutional investors continued to reduce their holdings of European equities. The speculative trading, to which ITG has little exposure, resulted in market turnover increasing 14% in 2011 as compared to 2010, in line with our 13% European business turnover increase. With fierce competition in the agency broker space, we focused on increasing our market share with new business from lower-rate liquidity partners and cutting costs to maintain profitability in this challenging and volatile environment. While our European commission revenues fell 3%, including a favorable currency translation effect of nearly $2.2 million, we earned a pre-tax profit of $3.2 million in Europe, net of $1.0 million of restructuring costs. The continuing uncertainty surrounding the economic climate in the region could have a significant impact on our near-term results.

        For the full year, 2011 market turnover in most of the major regional Asia Pacific markets was higher, however fourth quarter market turnover decreased sharply from the prior year fourth quarter due to uncertainties about continued regional growth, which is highly dependent on exports to the U.S. and Europe. In this environment, our Asia Pacific Operations posted record revenues of $40.3 million, 21% higher than 2010. As a result of the improved revenues and various cost saving initiatives implemented throughout 2010, we were able to significantly reduce our pre-tax loss in the region to $6.6 million. We continue to view Asia Pacific as a significant opportunity for ITG. In 2011, electronic trading across the region grew to 21% of total trading, compared to 16% in 2010. While we continue to see an uptick in the adoption of electronic trading across Asia, the bulk of the commissions are still directed by portfolio managers and are tied to research commitments.

Capital Resource Allocation

        In 2011, we returned $38.9 million, or 136% of adjusted net income (see Non-GAAP Financial Measures for all adjusted amounts), to stockholders through the repurchase of nearly 3 million shares at an average price of $13.09. In the second quarter of 2011, we acquired RSEG for $38.6 million, which was partially financed by a $25.5 million four-year term loan from Bank of America. This loan is secured by a security interest in equipment owned by Investment Technology Group, Inc. and certain U.S. subsidiaries as of June 1, 2011. In the third quarter, we utilized $2.6 million of our capital lease financing facility, also from Bank of America. Going forward, we intend to utilize our capital resource flexibility, including our debt capacity, to pursue selective investment opportunities while we return profits to stockholders through stock repurchases. As we view our stock as an attractive investment at current levels, we currently intend to return capital to shareholders at a level at or above our level of adjusted earnings.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

U.S. Operations

	Year Ended December 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$279,781	$310,924	$(31,143)	(10)
Recurring	87,229	71,948	15,281	21
Other	8,511	2,818	5,693	202

Total revenues	375,521	385,690	(10,169)	(3)
Expenses:
Compensation and employee benefits	145,905	140,829	5,076	4
Transaction processing	52,200	46,183	6,017	13
Other expenses	143,417	142,505	912	1
Goodwill and other asset impairment	229,317	6,091	223,226	3,665
Restructuring charges	22,471	2,002	20,469	1,022
Acquisition related costs	2,523	2,409	114	5
Interest expense	2,025	671	1,354	202

Total expenses	597,858	340,690	257,168	75

(Loss) income before income tax expense	$(222,337)	$45,000	$(267,337)	(594)

Pre-tax margin	NA	11.7%	NA

        The U.S. Operations in 2011 include a full year of activity for Majestic, which was acquired in October 2010. Furthermore, following the acquisition of RSEG in June 2011, these results include revenues from RSEG's U.S. clients, which comprise a majority of its client base, along with all of RSEG's operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

        Our U.S. trading volumes increased 9% over 2010 while the overall U.S. trading markets equity volumes (as measured by the combined share volume of NYSE and NASDAQ-listed securities) decreased 10%. Our average daily volume growth was driven by increased order flow from our sell-side client segment, including those clients that trade with us on a net basis. The sell-side client segment comprised 40% of our average daily volume in 2011 compared to 24% in 2010. The increased order flow from this lower revenue capture rate business combined with reduced trading activity from our active fund manager clients resulted in a reduction in our average revenue capture per share. As a result, commissions and fees decreased by 10% despite the higher volumes.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2011	2010	Change	% Change
Total trading volume (in billions of shares)	48.8	44.8	4.0	9
Average trading volume per day (in millions of shares)	193.7	177.8	15.9	9
Average revenue per share	$0.0049	$0.0060	$(0.0011)	(18)
U.S. market trading days	252	252	—	—

*
Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

        Recurring revenues increased primarily due to the inclusion of the full year of subscription revenue from ITG Investment Research (Majestic since October 2010 and RSEG since June 2011) which added $20.8 million of incremental subscription revenue. This more than offset lower revenues from our connectivity and OMS products and services. A portion of the revenue attributable to ITG Investment Research during 2011 was recognized as commissions and fees as certain clients pay for research services through trading flows as part of bundled commission arrangements. The use of this payment method is an important part of our research content strategy as it provides an opportunity for revenue synergies through the use of our trading products and a more flexible way to up-sell additional research.

        Other revenues increased primarily from an increase in the net spread earned by our securities lending business and a decrease in trading errors and client accommodations.

        Total expenses were up $257.2 million compared to 2010. This increase was primarily due to the challenging economic environment, which led to significant charges for impairments and restructurings in 2011. The restructurings resulted in charges in the second and fourth quarters of 2011 related to reductions to our employee base ($17.5 million) and lease consolidations ($5.0 million, including additional costs from our 2009 and 2010 restructurings) and we recorded impairment charges in the U.S. during 2011 of $229.3 million. In addition, we incurred acquisition costs of $2.5 million related to our purchase of RSEG. Similarly, 2010 included a restructuring charge of $2.0 million primarily related to lease consolidation, an impairment charge of $6.1 million to write-off capitalized software and acquisition costs of $2.4 million from our Majestic purchase. Excluding these charges, adjusted expenses (see Non-GAAP Financial Measures for adjusted amounts) were $343.5 million in 2011, compared to $330.2 million in 2010 due to $31.7 million of incremental expenses from ITG Investment Research, offset in part by savings from prior cost reduction initiatives. The incremental costs from ITG Investment Research reflect a full year of expenses in 2011 for the Majestic business, which was acquired in October 2010, as well as the post-acquisition costs of our RSEG business acquired in the second quarter of 2011.

        Compensation and employee benefits increased only 4% despite $22.1 million of incremental personnel costs related to ITG Investment Research as cost savings initiatives from our restructuring efforts in 2011 and decreases in cash incentive compensation partially offset these additional costs.

        Transaction processing costs increased due to higher trading volumes and a change in the mix of our executed trades.

        Other expenses remained relatively flat year over year as $8.3 million of incremental costs associated with the acquired research businesses were offset by various cost savings including a reduction in legal fees, reduced reserves for certain general taxes and lower software amortization, as well as an additional $3.0 million of research and development costs allocated to other regions based on usage. On February 24, 2012, we signed a new lease for office space in New York to relocate our headquarters to lower Manhattan. During 2012 we will begin to build out and ready the new headquarters while we continue to occupy our existing headquarters in Mid-town Manhattan. As a result, we expect to incur approximately $4 million in duplicate rent in 2012 (see Note 26, Subsequent Events, to the consolidated financial statements for further detail).

        Goodwill and other asset impairment charges in 2011 were recorded in the second and fourth quarters of 2011. In the second quarter, we recorded a goodwill impairment charge of $225.0 million, reflecting lower projected future cash flows for the U.S. Operations reporting unit and a decline in industry market multiples (see Critical Accounting Estimates for further details). Furthermore, in the fourth quarter of 2011, we wrote down the remaining $4.3 million carrying value of a minority interest. In 2010, we recorded a $6.1 million charge for the write-down of certain capitalized software initiatives.

        Restructuring charges in 2011 and 2010 primarily include costs related to employee separation and lease consolidation. Related savings from the 2011 restructuring in the U.S. are estimated to exceed $20.0 million in 2012.

        Acquisition related costs were incurred in connection with the RSEG acquisition, consisting of $0.7 million in professional services, such as legal and accounting services, as well as $1.8 million in costs to terminate a distribution agreement with a third party, net of a $1.0 million recovery from RSEG's former owners. Costs in 2010 relate to the acquisition of Majestic in October 2010.

        Interest expense incurred in 2011 primarily relates to interest cost on our $25.5 million term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, as well as debt issuance cost amortization relating to both facilities (see Liquidity and Capital Resources and Note 15, Borrowings, to the consolidated financial statements for further detail). Interest expense incurred in 2010 relates to the term loan under our 2006 credit agreement, which was fully repaid as of December 31, 2010.

Canadian Operations

	Year Ended December 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$72,518	$68,845	$3,673	5
Recurring	6,750	4,062	2,688	66
Other	6,282	5,572	710	13

Total revenues	85,550	78,479	7,071	9
Expenses:
Compensation and employee benefits	23,230	21,926	1,304	6
Transaction processing	13,630	15,173	(1,543)	(10)
Other expenses	27,970	20,277	7,693	38
Restructuring charges	685	(16)	701	NA

Total expenses	65,515	57,360	8,155	14

Income before income tax expense	$20,035	$21,119	$(1,084)	(5)

Pre-tax profit margin	23.4%	26.9%	(3.5)%

        Currency translation increased total Canadian revenues and expenses by $3.5 million and $2.4 million, respectively, resulting in a $1.1 million increase to pre-tax income. Our Canadian results include investment research revenues from Canadian clients along with a portion of research related expenses following the acquisition of RSEG in the second quarter of 2011.

        Commissions and fees grew 5%, benefitting from favorable currency translation ($3.0 million) and higher crossing revenues in MATCH Now. Average daily trading volumes in our Canadian Operations grew 31%, however, our average revenue per share declined 23% due to the mix of our business as well as pricing pressure.

        Recurring revenues increased due to Canadian client usage of ITG Investment Research services, which contributed $1.5 million in revenues, as well as an increase in the number of billable connections in our ITG Net business. Other revenues increased as a result of higher fees earned from our customers' foreign currency transactions for settlement of equity trades in currencies other than the local currency.

        Compensation and employee benefits increased $1.3 million due to unfavorable currency translation and research-related costs. These increases were offset in part by lower equity-based compensation, which fluctuates for our Canadian operations based on changes in the market price of our stock.

        Transaction processing costs decreased $1.5 million from last year due to a reduction in clearance and settlement charges as a result of the migration to a new clearing broker in August 2010 and lower execution costs from improved crossing rates and routing strategies. These decreases were offset in part by unfavorable currency translation.

        The increase in other expenses was primarily driven by consulting costs incurred to enhance our product offerings, costs related to enhancing our infrastructure, a $1.5 million charge for investment research distribution rights, a $2.3 million increase in the amount allocated for research and development costs, higher data charges and unfavorable currency translation.

        Restructuring charges primarily include employee separation costs. Related savings are estimated to exceed $0.5 million in 2012.

European Operations

	Year Ended December 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$57,280	$58,893	$(1,613)	(3)
Recurring	13,182	14,721	(1,539)	(10)
Other	208	(337)	545	162

Total revenues	70,670	73,277	(2,607)	(4)
Expenses:
Compensation and employee benefits	29,353	32,959	(3,606)	(11)
Transaction processing	16,978	16,467	511	3
Other expenses	21,114	19,808	1,306	7
Restructuring charges	962	—	962	NA

Total expenses	68,407	69,234	(827)	(1)

Income before income tax expense	$2,263	$4,043	$(1,780)	(44)

Pre-tax profit margin	3.2%	5.5%	(2.3)%

        Currency translation increased our total European revenues and expenses by $2.7 million and $3.1 million, respectively, resulting in a $0.4 million decrease to pre-tax income.

        European commissions and fees decreased $1.6 million, despite a favorable currency translation of $2.2 million. Excluding this currency translation impact, commissions and fees fell $3.8 million (see Non-GAAP Financial Measures) largely due to reduced institutional flow. Offsetting this decrease was revenue from our new Single Ticket Clearing business and additional revenue from our liquidity and Scandinavian client partnerships.

        Recurring revenues fell $1.5 million due to OMS and analytical product subscription cancellations. Other revenues increased $0.5 million due to fewer trading errors and accommodations and an increase in investment income.

        Compensation and employee benefits decreased $3.6 million due to lower incentive compensation and a 15% reduction in average headcount, partially offset by reduced capitalization of development compensation and an unfavorable currency translation impact of $1.2 million.

        Transaction processing costs increased $0.5 million due primarily to unfavorable currency translation and the impact of higher interest costs to finance trade settlement activities.

        Other expenses increased by $1.3 million in 2011, including the effects of foreign currency, due to an investment in a new data center in Stockholm, Sweden to reduce latency in the Scandinavian markets, additional costs for surveillance and monitoring tools initiated due to European regulations and an increase in the amount allocated for research and development costs.

        Restructuring charges primarily include employee separation costs. Cost savings are estimated to exceed $2.3 million in 2012.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$36,222	$30,343	$5,879	19
Recurring	3,758	2,455	1,303	53
Other	316	510	(194)	(38)

Total revenues	40,296	33,308	6,988	21
Expenses:
Compensation and employee benefits	20,819	20,172	647	3
Transaction processing	8,794	7,564	1,230	16
Other expenses	16,958	18,950	(1,992)	(11)
Goodwill and other asset impairment	—	5,375	(5,375)	(100)
Restructuring charges	314	2,076	(1,762)	(85)

Total expenses	46,885	54,137	(7,252)	(13)

Loss before income tax expense	$(6,589)	$(20,829)	$14,240	68

Pre-tax profit margin	(16.4)%	(62.5)%	46.1%

        Currency translation increased total Asia Pacific revenues and expenses by $1.6 million and $1.8 million, respectively, reducing pre-tax income by $0.2 million.

        Commissions and fees increased 19% over the prior year due primarily to strong order flow by local clients and by U.S. clients trading into the region for the Hong Kong, Japan and Australia markets as well as the strength of the Australian Dollar. Commissions and fees were also positively impacted by additional ITG Net commission sharing revenues.

        Recurring revenues grew primarily from growth in the number of recurring billable network connections in our ITG Net connectivity business.

        Compensation and employee benefits increased primarily due to unfavorable currency translation of $0.9 million, as increases in headcount and incentive-based compensation were offset by decreases in severance and other employee-related expenses.

        Transaction processing costs increased due to higher average daily institutional value traded, partially offset by cost saving initiatives implemented for clearance and settlement.

        Other expenses reflect the savings achieved from the closing of our on-shore Japanese operations in the second quarter of 2010 as well as vacating office space in Sydney, Australia and other cost savings efforts, partially offset by unfavorable currency translation of $0.6 million.

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

Consolidated income tax expense

        Our effective tax rate was 13.0% in 2011 compared to 51.4% in 2010. The decrease in the 2011 effective tax rate on the reported pre-tax loss is primarily attributed to the portion of goodwill impairment charges in the U.S in the second quarter 2011 deemed non-deductible. The higher effective tax rate on the reported pre-tax income in 2010 resulted from significant pre-tax losses in the Asia Pacific region where we are not currently recording tax benefits. The pre-tax losses in the Asia Pacific Region during 2010 included restructuring charges of $2.5 million and a goodwill impairment charge of $5.4 million. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

U.S. Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$310,924	$384,280	$(73,356)	(19)
Recurring	71,948	69,643	2,305	3
Other	2,818	3,491	(673)	(19)

Total revenues	385,690	457,414	(71,724)	(16)
Expenses:
Compensation and employee benefits	140,829	160,725	(19,896)	(12)
Transaction processing	46,183	52,763	(6,580)	(12)
Other expenses	142,505	145,999	(3,494)	(2)
Goodwill and other asset impairment	6,091	—	6,091	NA
Acquisition related costs	2,409	—	2,409	NA
Restructuring charges	2,002	21,314	(19,312)	(91)
Interest expense	671	2,511	(1,840)	(73)

Total expenses	340,690	383,312	(42,622)	(11)

Income before income tax expense	$45,000	$74,102	$(29,102)	(39)

Pre-tax profit margin	11.7%	16.2%	(4.5)%

        The results for our U.S. Operations include the operations of Majestic (now ITG Investment Research) following the October 25, 2010 acquisition date.

        Our U.S. trading volumes decreased 12%, slightly more than the 11% decline in overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities), however, commissions and fees declined 19% reflecting a lower average revenue capture rate as a greater percentage of our trading business came from high turnover, lower-rate clients, including the sell-side.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2010	2009	Change	% Change
Total trading volume (in billions of shares)	44.8	51.0	(6.2)	(12)
Average trading volume per day (in millions of shares)	177.8	202.4	(24.6)	(12)
Average revenue per share	$0.0060	$0.0067	$(0.0007)	(10)
U.S. market trading days	252	252	—	—

*
Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

        Recurring revenues increased as ITG Investment Research generated $5.0 million since the acquisition date, which more than offset reductions from cancellations of OMS subscriptions and from the discontinuation of certain analytical product offerings.

        Other revenues decreased primarily due to lower investment income, which was driven by lower interest rates and average invested balances.

        Total expenses in the U.S. in 2010, which were down 11% compared to 2009, included certain non-recurring items described in more detail below consisting of (i) $6.1 million to write-off certain capitalized software initiatives, (ii) $2.0 million for restructuring charges related to the closure of our Westchester, NY office, net of a $0.3 million reversal of the 2009 restructuring reserve, and (iii) $2.4 million of costs related to the Majestic acquisition. 2009 expenses included a restructuring charge of $21.3 million for a restructuring plan focused on reducing our cost base. Excluding these non-recurring costs, total expenses in the U.S. were down 9% compared to 2009 (see Non-GAAP Financial Measures).

        Compensation and employee benefits declined 12%, resulting from a 14% decrease in average headcount (largely attributable to our restructuring activities in the fourth quarter of 2009), lower incentive compensation and an $8.5 million net reduction in employee severance (unrelated to our restructuring plans). These savings were partially offset by compensation for ITG Investment Research staff, including stock-based compensation for incentive and retention awards granted to the Majestic management team as part of the acquisition.

        Transaction processing costs decreased 12%, in-line with the reduction in executed volumes.

        Other expenses were lower due to savings from our cost reduction efforts in areas such as (i) network connectivity costs from the consolidation of our third-party network providers and elimination of redundant services, (ii) consulting costs, (iii) business development and (iv) facilities and equipment costs, primarily related to the closure of leased premises in December 2009 as well as a reduction in depreciation expense from lower capital spending. These reductions were offset in part by (i) a $2.3 million increase in capitalized software amortization related to new product releases, (ii) the 2009 recovery of doubtful account provisions which resulted in comparatively higher expenses in 2010 of $1.6 million, (iii) a $2.0 million contingency reserve for certain general taxes and (iv) $1.5 million of operating expenses incurred by ITG Investment Research following the acquisition date, including $0.2 million to amortize intangibles recorded as part of the acquisition cost.

        The impairment charge in 2010 resulted from the write-off of capitalized software due to our ongoing assessment of our product development priorities. As part of our fourth quarter 2009 restructuring, we made certain changes to our product priorities and wrote off $2.4 million of capitalized development initiatives that were not yet deployed. As our product development plan continued to evolve in the first quarter of 2010, we determined that additional capitalized amounts were not likely to be used and a further $6.1 million was written off.

        Acquisition related costs were incurred in connection with the Majestic acquisition and consisted of professional services, severance costs and stock-based compensation expenses for accelerated employee awards. In connection with the integration of ITG Investment Research, we decided to close our Westchester, NY office and relocate the staff, primarily sales traders and support, to our New York City office. This decision resulted in a restructuring charge of $2.3 million during the fourth quarter of 2010, which was partially offset by a $0.3 million reduction to the 2009 restructuring reserve.

        Interest expense declined due to a significantly lower outstanding balance on our long-term debt, lower LIBOR-based interest rates and the expiration of economically unfavorable interest rate swaps on March 31, 2009.

Canadian Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$68,845	$59,749	$9,096	15
Recurring	4,062	2,568	1,494	58
Other	5,572	8,450	(2,878)	(34)

Total revenues	78,479	70,767	7,712	11
Expenses:
Compensation and employee benefits	21,926	18,785	3,141	17
Transaction processing	15,173	14,224	949	7
Other expenses	20,277	18,505	1,772	10
Restructuring charges	(16)	2,636	(2,652)	NA

Total expenses	57,360	54,150	3,210	6

Income before income tax expense	$21,119	$16,617	$4,502	27

Pre-tax profit margin	26.9%	23.5%	3.4%

        Currency translation increased total Canadian revenues and expenses by $7.4 million and $5.3 million, respectively, resulting in a $2.1 million increase to pre-tax income.

        Share volumes across Canadian equity markets grew 9.3% in 2010. ITG Canada's daily client trading volume outpaced this with a nearly 16% gain in 2010, however, our average revenue per share fell 11% due to the mix of our business and pricing pressure. Canadian commissions and fees increased 15% over 2009; however, the actual growth rate was only 4% when excluding the favorable currency impact of the stronger Canadian Dollar (see Non-GAAP Financial Measures), reflecting the decline in average commission rates.

        Recurring revenues benefited from growth in the number of billable network connections in our ITG Net connectivity business, new customers utilizing our analytical products and favorable currency impact ($0.4 million).

        Revenues from principal trading (included in other revenues) were lower in 2010 as the expanded presence of professional trading firms has significantly reduced the spread to be earned and thus limited principal trading opportunities available.

        Compensation and employee benefits costs were driven higher by currency translation ($2.0 million), share-based compensation and costs associated with a new retirement plan.

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

European Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$58,893	$59,862	$(969)	(2)
Recurring	14,721	14,989	(268)	(2)
Other	(337)	592	(929)	(157)

Total revenues	73,277	75,443	(2,166)	(3)
Expenses:
Compensation and employee benefits	32,959	34,345	(1,386)	(4)
Transaction processing	16,467	21,761	(5,294)	(24)
Other expenses	19,808	14,606	5,202	36
Restructuring charges	—	69	(69)	(100)

Total expenses	69,234	70,781	(1,547)	(2)

Income before income tax expense	$4,043	$4,662	$(619)	(13)

Pre-tax profit margin	5.5%	6.2%	(0.7)%

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

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2010	2009	Change	% Change
Revenues:
Commissions and fees	$30,343	$28,107	$2,236	8
Recurring	2,455	283	2,172	767
Other	510	1,055	(545)	(52)

Total revenues	33,308	29,445	3,863	13
Expenses:
Compensation and employee benefits	20,172	21,663	(1,491)	(7)
Transaction processing	7,564	6,870	694	10
Other expenses	18,950	18,417	533	3
Goodwill and other asset impairment	5,375	—	5,375	NA
Restructuring charges	2,076	1,425	651	46

Total expenses	54,137	48,375	5,762	12

Loss before income tax expense	$(20,829)	$(18,930)	$(1,899)	(10)

Pre-tax profit margin	(62.5)%	(64.3)%	1.8%

        Currency translation increased total Asia Pacific revenues and expenses by $1.6 million and $2.7 million, respectively, reducing pre-tax income by $1.1 million.

        Commissions and fees grew 8% primarily due to the stronger Australian Dollar and a shift in the attribution of ITG Net revenues for commission share from Europe to Asia Pacific. These gains were offset in part by lower commission rates.

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

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds, other money market mutual funds and deposit accounts held with major money center banks. At December 31, 2011, unrestricted cash and cash equivalents totaled $284.2 million.

        As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2011, we had interest-bearing security deposits totaling $25.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions for short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans.

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

Operating Activities

        The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net (loss) income	$(179,789)	$23,980	$42,834
Non-cash items included in net income	278,620	89,169	89,077
Effect of changes in receivables/payables from/to customers and brokers	4,045	58,588	(861)
Effect of changes in other working capital and operating assets and liabilities	(35,817)	4,372	(33,616)

Net cash provided by operating activities	$67,059	$176,109	$97,434

        The net decrease in operating cash flow during 2011 was due primarily to a decrease in net income, net of included non-cash items such as the goodwill impairment charge, together with the impact of a significant reduction during 2010 in net receivables/payables from/to customers and brokers as we expanded our stock loan capabilities in the U.S. and externally financed more of our clients' non-standard settlement activity.

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

Investing Activities

        Net cash used in investing activities of $86.0 million includes our acquisition of RSEG, investments in capitalizable software development projects and computer hardware, software and facilities, reduced by proceeds received from the sale of common stock investments.

Financing Activities

        Net cash used in financing activities of $12.5 million primarily reflects repurchases of ITG common stock and debt issuance cost incurred related to the credit agreement and the new term loan, which were both entered into during 2011 (each described below), partially offset by net proceeds from term debt (described below), issuances of our common stock from our deferred compensation program, and short-term bank borrowings from overdraft facilities.

        On January 31, 2011, we entered into a $150 million three-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as administrative agent. The credit agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the credit agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate, plus (b) a margin of 2.50%. Available but unborrowed amounts under the credit agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for our U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures and non-standard settlements. As a result, we have additional flexibility with our existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders (see Note 15, Borrowings, to the consolidated financial statements for more details).

        On June 1, 2011, we entered into a $25.5 million term loan agreement featuring a four-year term loan secured by a security interest in equipment owned by Investment Technology Group, Inc. and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing is to provide capital for strategic initiatives, including the RSEG investment. Among other obligations and restrictions, the term loan agreement requires compliance with the provisions and financial covenants of the three-year revolving credit agreement while that agreement is still outstanding. The term loan is payable in monthly principal installments of $530,600 and accrues interest at an annualized rate of 3.0% plus the average one month LIBOR for dollar deposits.

        The term loan agreement also provides a $5.0 million master lease financing commitment expiring on June 28, 2012, to finance new purchases of equipment. Each equipment lease would have a separate 48-month term from its inception date and a $1 purchase provision at the end of its term. In September 2011, $2.6 million was drawn on the lease facility to finance purchased assets. The lease is payable in monthly principal installments of approximately $54,000 that began in October 2011 and accrues interest at an annualized rate of 3.0% plus the average one month LIBOR for dollar deposits.

        During 2011, we repurchased approximately 3.3 million shares of our common stock at a cost of approximately $44.9 million, which was funded from our available cash resources. Of these shares, 3.0 million were purchased under our Board of Directors' authorization for a total cost of $38.9 million (average cost of $13.09 per share). An additional 369,099 million shares ($6.0 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of December 31, 2011, there were 3.9 million shares available for repurchase under ITG's stock repurchase program.

Regulatory Capital

        Under the SEC's Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2011 for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$100.8	$99.8
AlterNet	4.4	4.2
Blackwatch	2.7	2.7
ITG Derivatives	3.5	2.5

        As of December 31, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2011, are summarized in the following table (dollars in millions):

Canadian Operations	Net Capital	Excess Net Capital
Canada	$43.7	$43.2
European Operations
Europe	41.6	22.8
Asia Pacific Operations
Australia	7.7	3.5
Hong Kong	28.6	17.2
Singapore	0.4	0.2

Liquidity and Capital Resource Outlook

        Historically, our working capital, stock repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of strategic acquisitions, which at times have required long-term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our 2011 revolving credit agreement (see Financing Activities). However, our ability to borrow additional funds may be inhibited by financial lending institutions' ability or willingness to lend to us on commercially acceptable terms.

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

        Disclosures of commissions and fees and certain expense amounts excluding currency translation, which exclude the impact of fluctuations in foreign currency exchange rates, is provided to facilitate relevant period-to-period comparisons of the underlying change in commissions and fees and expense amounts by excluding these fluctuations outside of management's control that impact the overall comparability. Underlying commissions and fees and expense amounts should be viewed in addition to, and not as an alternative to, commissions and fees as determined in accordance with U.S. GAAP.

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

        Reconciliations of adjusted expenses and adjusted net income to expenses and net (loss) income and related per share amounts as determined in accordance with U.S. GAAP for the years ended December 31, 2011 and 2010 are provided below.

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2011:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$778,665	$597,858	$65,515	$68,407	$46,885
Less:
Acquisition related costs	2,523	2,523	—	—	—
Goodwill and other asset impairment charge	229,317	229,317	—	—	—
Restructuring charges	24,432	22,471	685	962	314

Adjusted expenses	$522,393	$343,547	$64,830	$67,445	$46,571

U.S. GAAP net loss	$(179,789)
Net effect of adjustments	208,375

Adjusted net income	$28,586

U.S. GAAP diluted loss per share	$(4.42)
Net effect of adjustments	5.11

Adjusted diluted earnings per share	$0.69

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2010:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$521,421	$340,690	$57,360	$69,234	$54,137
Less:
Acquisition related costs	2,409	2,409	—	—	—
Goodwill and other asset impairment charge	11,466	6,091	—	—	5,375
Restructuring charges	4,062	2,002	(16)	—	2,076

Adjusted expenses	$503,484	$330,188	$57,376	$69,234	$46,686

U.S. GAAP net income	$23,980
Net effect of adjustments	14,140

Adjusted net income	$38,120

U.S. GAAP diluted earnings per share	$0.55
Net effect of adjustments	0.33

Adjusted diluted earnings per share	$0.88

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

Aggregate Contractual Obligations

        As of December 31, 2011, our contractual obligations and other commercial commitments amounted to $147.5 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$59,664	$29,029	$22,675	$7,960	$—
Long-term debt	21,755	5,837	12,734	3,184	—
Capital lease obligations	2,242	590	1,228	424	—
Operating lease obligations	53,515	13,879	17,581	13,973	8,082
Minimum payments under certain employment arrangements	10,275	10,210	26	26	13

Total	$147,451	$59,545	$54,244	$25,567	$8,095

        The above information excludes $14.5 million of unrecognized tax benefits discussed in Note 14, Income Taxes, to our consolidated financial statements because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

        The above information also excludes the lease agreement entered into on February 24, 2012 for office space relating to the relocation of the Company's corporate headquarters (see Note 26, Subsequent Event, to the consolidated financial statements and Item 9B, Other Information).

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

  •
  Step two—when potential impairment is indicated in step one, we compare the implied fair value of goodwill with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and (non-goodwill) intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess in the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The impairment assessment requires management to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. The fair values of our reporting units are determined by considering the income approach, and where appropriate, a combination of the income and market approaches to valuation.

        Under the income approach, the fair value of the reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent on a discounted cash flow model for each of our reporting units, which incorporates a cash flow forecast plus a terminal value (a commonly used methodology to capture the present value of perpetual cash flows assuming an estimated sustainable long-term growth rate). Such forecasts consider business plans, historical and anticipated future results based upon our expectations for future product offerings, our market opportunities and challenges and other factors. The discount rates used to determine the present value of future cash flows are based upon an adjusted version of the Capital Asset Pricing Model ("CAPM") to estimate the required rate of return on equity capital. The CAPM measures the rate of return required by investors given a company's risk profile. Significant revisions to any of these estimates could lead to an impairment of all or a portion of goodwill in future periods.

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

        In our impairment testing, we also examine the sensitivity of the fair values of our reporting units by reviewing other scenarios relative to the initial assumptions we used to see if the resulting impact on fair values would have resulted in a different step one conclusion. Accordingly, we perform sensitivity analyses based on more conservative terminal growth scenarios and higher discount rates in which the fair values of these reporting units are recalculated. In the first sensitivity analysis, we lower our terminal growth rate assumptions (holding all other critical assumptions constant), while in our second sensitivity analysis, we increase each reporting unit's discount rate (holding all other critical assumptions constant). We then evaluate the outcomes of the sensitivity analyses performed to assess their impact on our step one conclusions.

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

        We continually monitor and evaluate business and competitive conditions that affect our operations for indicators of potential impairment. As a result, we performed quarterly interim impairment testing in 2010 and 2011 in addition to our annual tests due to the presence of adverse economic and business conditions such as significant outflows from domestic equity mutual funds (which comprise a core component of our client base), a prolonged decrease in our market capitalization below book value, a decline in our current and expected financial performance, and the significant near-term uncertainty related to both the global economic recovery and the outlook for our industry. Our interim impairment tests apply the same valuation techniques, terminal growth rates and sensitivity analyses used in our prior annual impairment tests to each updated quarterly cash flow forecast.

        During the first two months of 2011, domestic equity fund flows turned positive with inflows of approximately $18 billion (according to the Investment Company Institute), before reverting back to outflows of $6 billion in March. While our first quarter 2011 average daily executed volumes increased by 7% in the U.S. over the first quarter of 2010, a significantly higher portion of our volume was from our lower-priced sell-side clients resulting in a contraction in our overall average revenue per share. Based upon these mixed results, it was not readily apparent whether the strong inflows in the first two months indicated the early stages of an asset allocation shift back to domestic equity mutual funds, or merely a brief respite from an ongoing redirection of funds from domestic equity mutual funds into other asset classes. Our first quarter interim testing at March 31, 2011 did not indicate any step one goodwill impairment as the fair value of our U.S., European and Hong Kong reporting units was determined to be in excess of their carrying values by 17%, 50% and 158%, respectively. Also, none of the outcomes of the sensitivity analyses performed impacted the step one conclusions.

        In the second quarter, outflows from domestic equity mutual funds re-accelerated, driving our revenues sharply below the levels projected in our March 31, 2011 forecast. Consequently, we revised our assumptions, in light of the increased uncertainty regarding the recovery of our core client trading activity, to reflect our adjusted expectations for a slower, more prolonged recovery in our revenue growth and to reduce the multiple used in our market approach to reflect the decline in industry market multiples. These revisions resulted in a fair value for our U.S. reporting unit that was determined to be $34.6 million (or 5%) below its carrying value, indicating a potential impairment and causing us to proceed to step two. Our required step two valuation test yielded an aggregate fair value for the tangible and (non-goodwill) intangible assets in our U.S. Operations of $190.4 million above their aggregate carrying value, which reduced the amount of the implied fair value attributable to goodwill. As a result we recorded a $225.0 million impairment charge for goodwill in our U.S. Operations.

        Our annual impairment testing was performed using carrying values as of October 1, 2011. Based on the results of the annual impairment step one interim testing, no further impairment was indicated for the U.S Operations reporting unit, as its fair value was determined to be in excess of its carrying value by 29%. There was also no impairment indicated for the European or Hong Kong Operations as the fair values of these reporting units were determined to be in excess of their respective carrying values by 29% and 233%. In addition, none of the outcomes of the Company's sensitivity analyses performed led to a conclusion that goodwill was further impaired. The carrying value of each reporting unit includes the assets and liabilities necessary to operate as a business and generate the cash flows used to determine the fair value of the reporting unit. The sum of the carrying values for all the reporting units equals the reported book value of the consolidated Company.

        A summary of our goodwill by reporting unit as of December 31, 2011, as well as the critical assumptions used in our year-end interim testing and the percent that the fair value of each reporting unit exceeds its carrying value, is as follows:

	Goodwill ($ in thousands)	% of Total	Discount Rate	Terminal Growth Rate	% Reporting Unit Fair Value Exceeds its Carrying Value
U.S. Operations	$245,105	90%	12.50%	5%	20%
European Operations	28,486	10%	12.50%	5%	30%
Asia Pacific Operations:
Hong Kong	701	0%	10.75%	5%	227%

Total	$274,292	100%

        While we have determined the estimated fair values of our reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that our estimates and assumptions made for purposes of our goodwill impairment will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in our judgment. If our assumptions regarding forecasted revenue or net income growth rates are not achieved, or if our market capitalization declines further below our reported book value, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2012 or prior to that, if any indications of potential impairment are present outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

        As events and circumstances have not yet shown meaningful signs of imminent improvement, we continue to maintain a heightened awareness of such trends and their resultant impact on our near-term profitability as well as the market price of our common stock, which has consistently traded below book value for most of the last two years. Accordingly, we will continue to perform interim goodwill impairment evaluations until such indicators of potential impairment subside.

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

Share-Based Compensation

        In accordance with ASC 718, Compensation—Stock Compensation, share-based payment transactions require the application of a fair value methodology that involves various assumptions. The fair value of options awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. The fair value of restricted share awards with a market condition is estimated on the date of grant using a Monte Carlo simulation model. A Monte Carlo simulation is an iterative technique designed to estimate future payouts by taking into account our current stock price, the volatility of our common stock, risk-free rates, and a risk-neutral valuation methodology.

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

Recently Adopted Accounting Standards

        In December 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. This update provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. It also requires entities to provide a description of the nature and amount of material, non-recurring pro forma adjustments that are directly attributable to the business combination.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements. The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities (instead of major category) and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements that fall in either Level 2 or Level 3.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, providing guidance relating to revenue recognition in multiple deliverable arrangements. The new guidance requires entities to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices if a vendor does not have vendor-specific evidence of fair value or third-party evidence of selling price. The new guidance also eliminates the use of the residual method of allocation.

        The above guidance was adopted prospectively in the first quarter of 2011. The adoption of these standards and amendments did not have a material impact on the Company's consolidated results of operations, cash flows or financial condition.

Accounting Standards Not Yet Adopted

        In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other (Topic 350) amending the guidance on the annual goodwill impairment test. Under the amended guidance, we will have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If we believe, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If we believe the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not believe the impact of this amendment on our consolidated financial statements will be material.

        In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220) regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company's adoption of this standard in 2012 will only impact the presentation of our financial statements.

        In May 2011, the FASB issued ASU 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. This update clarifies application of fair value measurement and disclosure requirements and is effective for annual periods beginning after December 15, 2011. We do not believe the impact of this amendment on our results of operations, cash flows or financial position will be material.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk refers to the potential for adverse changes in the value of a company's financial instruments as a result of changes in market conditions. We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates and equity prices. We do not hold financial instruments for trading purposes on a long-term basis. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

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

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and our revolving credit facility. Since our $150.0 million credit facility is specifically earmarked for limited short-term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $277.4 million and $366.7 million as of December 31, 2011 and 2010, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

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

        Approximately 34% and 32% of our revenues for the years ended December 31, 2011 and 2010, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2011 and 2010, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $0.7 million and $1.2 million, respectively.

Equity Price Risk

        Equity price risk results from exposure to changes in the prices of equity securities on positions held due to trading errors, including client errors and our own errors, and from principal trading activities, primarily on an intra-day basis. Equity price risk can arise from liquidating all such principal positions. Accordingly, we maintain policies and procedures regarding the management of our principal trading accounts, which require review by a supervisory principal. It is our policy to attempt to trade out of all positions by the end of the day. However, at times, we hold positions overnight if we are unable to trade out of positions during the day. In addition, certain positions may be liquidated over a period of time in an effort to minimize market impact, and we may incur losses relating to such positions. We may also have positions in exchange-traded funds ("ETFs") with offsetting positions in the underlying securities as part of an ETF creation and redemption service that we provide to clients.

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

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2011 and 2010, our unrestricted cash and cash equivalents and mutual fund securities owned were $288.8 million and $322.1 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 28, 2012

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$284,188	$317,010
Cash restricted or segregated under regulations and other	71,496	68,965
Deposits with clearing organizations	25,538	14,235
Securities owned, at fair value	5,277	25,789
Receivables from brokers, dealers and clearing organizations	871,315	865,251
Receivables from customers	472,509	606,256
Premises and equipment, net	43,023	39,373
Capitalized software, net	51,258	57,924
Goodwill	274,292	468,479
Other intangibles, net	39,594	36,784
Income taxes receivable	6,838	5,561
Deferred taxes	16,493	4,902
Other assets	16,248	20,324

Total assets	$2,178,069	$2,530,853

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$181,224	$195,109
Short-term bank loans	1,606	—
Payables to brokers, dealers and clearing organizations	1,079,773	1,139,958
Payables to customers	207,738	272,027
Securities sold, not yet purchased, at fair value	438	19,362
Income taxes payable	11,460	16,215
Deferred taxes	719	18,114
Term debt	23,997	—

Total liabilities	1,506,955	1,660,785

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,899,229 and 51,790,608 shares issued at December 31, 2011 and 2010, respectively	519	518
Additional paid-in capital	249,469	246,085
Retained earnings	653,344	833,133
Common stock held in treasury, at cost; 12,679,948 and 10,524,757 shares at December 31, 2011 and 2010, respectively	(240,559)	(220,161)
Accumulated other comprehensive income (net of tax)	8,341	10,493

Total stockholders' equity	671,114	870,068

Total liabilities and stockholders' equity	$2,178,069	$2,530,853

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Commissions and fees	$445,801	$469,005	$531,998
Recurring	110,919	93,186	87,483
Other	15,317	8,563	13,588

Total revenues	572,037	570,754	633,069

Expenses:
Compensation and employee benefits	219,307	215,886	235,518
Transaction processing	91,602	85,387	95,618
Occupancy and equipment	60,191	59,905	59,950
Telecommunications and data processing services	58,460	53,473	54,549
Other general and administrative	90,808	94,253	83,028
Goodwill and other asset impairment	229,317	5,375	—
Restructuring charges	24,432	4,062	25,444
Acquisition related costs	2,523	2,409	—
Interest expense	2,025	671	2,511

Total expenses	778,665	521,421	556,618

(Loss) income before income tax expense	(206,628)	49,333	76,451
Income tax (benefit) expense	(26,839)	25,353	33,617

Net (loss) income	$(179,789)	$23,980	$42,834

(Loss) earnings per share:
Basic	$(4.42)	$0.56	$0.98

Diluted	$(4.42)	$0.55	$0.97

Basic weighted average number of common shares outstanding	40,691	42,767	43,538

Diluted weighted average number of common shares outstanding	40,691	43,496	44,018

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2008	$—	$516	$219,830	$766,319	$(193,206)	$(6,079)	$787,380

Net income	—	—	—	42,834	—	—	42,834
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	13,278	13,278
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	(69)	(69)
Reclassification adjustment for losses recognized in net income (net of tax)	—	—	—	—	—	269	269

Comprehensive income							$56,312

Issuance of common stock for stock options (214,445 shares), restricted share awards (183,513 shares) and employee stock unit awards (168,248 shares), including tax benefit shortfall of $1.5 million	—	—	(5,545)	—	13,115	—	7,570
Issuance of common stock for the employee stock purchase plan (99,847 shares)	—	1	1,832	—	—	—	1,833
Shares withheld for net settlements of share-based awards (119,801 shares)	—	—	—	—	(2,652)	—	(2,652)
Share-based compensation	—	—	17,257	—	—	—	17,257

Balance at December 31, 2009	—	517	233,374	809,153	(182,743)	7,399	867,700

Net income	—	—	—	23,980	—	—	23,980
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,939	2,939
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	155	155

Comprehensive income							27,074

Issuance of common stock for stock options (125,268 shares), restricted share awards (317,489 shares) and employee stock unit awards (311,106 shares), including tax benefit shortfall of $2.2 million	—	—	(9,925)	—	16,961	—	7,036
Issuance of common stock for the employee stock purchase plan (108,454 shares)	—	1	1,650	—	—	—	1,651
Majestic acquisition replacement awards	—	—	2,994	—	—	—	2,994
Purchase of common stock (3,151,828 shares)	—	—	—	—	(50,284)	—	(50,284)
Shares withheld for net settlements of share-based awards (235,075 shares)	—	—	—	—	(4,095)	—	(4,095)
Share-based compensation	—	—	17,992	—	—	—	17,992

Balance at December 31, 2010	—	518	246,085	833,133	(220,161)	10,493	870,068

Net loss	—	—	—	(179,789)	—	—	(179,789)
Other comprehensive income/(loss):
Currency translation adjustment	—	—	—	—	—	(2,066)	(2,066)
Net change in securities available-for-sale (net of tax)	—	—	—	—	—	(86)	(86)

Comprehensive income							(181,941)

Issuance of common stock for stock options (111,792 shares), restricted share awards (787,399 shares) and employee stock unit awards (288,917 shares), including tax benefit shortfall of $3.3 million	—	—	(19,285)	—	24,514	—	5,229
Issuance of common stock for the employee stock purchase plan (108,621 shares)	—	1	1,253	—	—	—	1,254
Purchase of common stock for treasury (2,974,200 shares)	—	—	—	—	(38,928)	—	(38,928)
Shares withheld for net settlements of share-based awards (369,099 shares)	—	—	—	—	(5,984)	—	(5,984)
Share-based compensation	—	—	21,416	—	—	—	21,416

Balance at December 31, 2011	$—	$519	$249,469	$653,344	$(240,559)	$8,341	$671,114

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(179,789)	$23,980	$42,834
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,057	62,373	60,746
Deferred income tax (benefit) expense	(32,593)	(4,315)	8,501
Provision for doubtful accounts	203	178	(1,689)
Share-based compensation	20,156	18,006	15,983
Capitalized software write-off	—	6,091	—
Non-cash restructuring charges, net	2,480	1,461	5,536
Goodwill and other asset impairment	229,317	5,375	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(2,625)	25,843	(18,479)
Deposits with clearing organizations	(11,303)	656	28,350
Securities owned, at fair value	18,403	(18,058)	(363)
Receivables from brokers, dealers and clearing organizations	(6,671)	(503,140)	(11,099)
Receivables from customers	134,913	(290,031)	26,807
Accounts payable and accrued expenses	(18,079)	(31,995)	(15,865)
Payables to brokers, dealers and clearing organizations	(59,605)	889,457	1,513
Payables to customers	(64,592)	(37,698)	(18,082)
Securities sold, not yet purchased, at fair value	(18,915)	18,347	(2,452)
Income taxes receivable/payable	(6,053)	10,446	(24,823)
Excess tax benefit from share-based payment arrangements	—	—	(274)
Other, net	2,755	(867)	290

Net cash provided by operating activities	67,059	176,109	97,434

Cash Flows from Investing Activities:
Acquisition of subsidiaries and minority interests, net of cash acquired	(36,185)	(48,926)	(1,937)
Acquisition of patent	—	—	(450)
Capital purchases	(22,857)	(19,280)	(15,231)
Capitalization of software development costs	(29,061)	(33,897)	(42,841)
Proceeds from sale of investments	2,095	—	—

Net cash used in investing activities	(86,008)	(102,103)	(60,459)

Cash Flows from Financing Activities:
Proceeds (repayments) of short-term bank loans	1,606	—	(24,900)
Proceeds from term loans	25,469	—	—
Repayments of term loans	(4,043)	(46,900)	(47,600)
Excess tax benefit from share-based payment arrangements	—	—	274
Proceeds from sales-lease back transactions	2,571	—	—
Debt issuance costs	(2,908)	—	—
Common stock issued	9,753	10,896	10,934
Common stock repurchased	(38,928)	(50,284)	—
Shares withheld for net settlements of share-based awards	(5,984)	(4,095)	(2,652)

Net cash used in financing activities	(12,464)	(90,383)	(63,944)

Effect of exchange rate changes on cash and cash equivalents	(1,409)	2,508	4,888

Net decrease in cash and cash equivalents	(32,822)	(13,869)	(22,081)

Cash and cash equivalents—beginning of year	317,010	330,879	352,960

Cash and cash equivalents—end of year	$284,188	$317,010	$330,879

Supplemental cash flow information:
Interest paid	$2,453	$1,343	$6,478
Income taxes paid	$15,508	$19,345	$51,930
Majestic acquisition replacement awards	$—	$2,994	$—

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

        Investment Technology Group, Inc. ("ITG" or, the "Company") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) Investment Technology Group Limited ("ITGL"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., an intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc. ("ITG Solutions Network"), a holding company for ITG Analytics, Inc. ("ITG Analytics"), a provider of pre- and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data-driven investment research and The Macgregor Group, Inc. ("Macgregor"), a provider of trade order management technology and network connectivity services for the financial community.

        ITG is an independent research and execution broker that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. ITG is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

        The Company's reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24, Segment Reporting, which also includes financial information about geographic areas). The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results.

        Certain reclassifications and format changes have been made to prior period amounts to conform to current period presentation. Specifically, reclassifications were made from capitalized software to premises and equipment.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ownership), in which the Company has the ability to exercise significant influence but neither has a controlling interest nor is the primary beneficiary, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in ASC 810, Consolidation, a partially-owned affiliate would be consolidated when it has less than a 50% ownership if the Company was the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

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

        Commissions and fees are derived primarily from (1) commissions charged for trade execution services, (2) income generated from net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer and (3) commission sharing arrangements.

        Recurring revenues are derived from the following primary sources: (1) connectivity fees, (2) software and analytical products and services, (3) maintenance and customer technical support for the Company's order management system and (4) investment research services.

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

        Investment research product revenues are recognized on a commission or subscription basis. For bundled payment arrangements with trade execution products, commission revenues are recognized on

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the trade date whereas services sold on a subscription basis are recognized when services are rendered provided that persuasive evidence exists, the fees are fixed or determinable and collectability is reasonably assured.

        Other revenues include: (1) income from principal trading, including the net spread on foreign exchange contracts entered into to facilitate equity trades by clients in different currencies, (2) the net interest spread earned on securities borrowed and loaned matched book transactions, (3) non-recurring professional services, such as one-time implementation and customer training related activities, (4) investment and interest income, (5) interest income on securities borrowed in connection with customers' settlement activities and (6) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including client errors and accommodations).

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

        Securities owned, at fair value consist of common stock and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the Consolidated Statements of Operations, except for unrealized gains and losses on available-for-sale securities which are reported in other accumulated comprehensive income unless there is an other than temporary impairment in their carrying value.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Borrowed and Loaned

        Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in amounts generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received, adjusted for additional collateral obtained or received.

        The Company engages in securities borrowed and securities loaned transactions as part of its U.S. self-clearing process primarily to facilitate customer transactions, including shortened or extended settlement activities and for failed settlements. On these transactions, interest income for securities borrowed is recorded in other revenue while interest expense from securities loaned is recorded in transaction processing expense on the Consolidated Statements of Operations.

        The Company also operates a matched book business where securities are borrowed from one party for the express purpose of loaning such securities to another party, generating a net interest spread. The Company records the net interest earned on these transactions in other revenue on the Consolidated Statements of Operations.

Client Commission Arrangements

        Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Prepaid research, including balance transfer receivables due from other broker-dealers, net of allowance is included in receivables from customers and receivables from brokers, dealers and clearing organizations, while accrued research payable is classified as accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

        Client commissions allocated for research and related prepaid and accrued research balances for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in millions):

	2011	2010	2009
Client commissions	$130.8	$155.8	$180.3

Prepaid research, gross	$3.7	$4.6	$5.3
Allowance for prepaid research	(0.4)	(0.4)	(0.5)

Prepaid research, net of allowance	$3.3	$4.2	$4.8

Accrued research payable	$50.7	$41.6	$39.0

Capitalized Software

        Software development costs are capitalized when the technological feasibility of a product has been established. Technological feasibility is established when all planning, designing, coding and testing

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activities that are necessary to establish that the product can be produced to meet design specifications are completed. All costs incurred to establish technological feasibility are expensed as incurred. Capitalized software costs are amortized using the straight-line method over a three-year period beginning when the product is available for general release to customers.

Research and Development

        All research and development costs are expensed as incurred. Research and development costs, which are included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, are estimated at $47.5 million, $49.1 million and $43.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Business Combinations, Goodwill and Other Intangibles

        Assets acquired and liabilities assumed are recorded at their fair values on the date of acquisition. The cost to be allocated in a business combination includes consideration paid to the sellers, including cash and the fair values of assets distributed and the fair values of liabilities assumed. Both direct (e.g., legal and professional fees) and indirect costs of the business combination are expensed as incurred. Certain agreements to acquire entities include potential additional consideration that is payable, contingent on the acquired company maintaining or achieving specified earnings levels in future periods. For acquisitions that took place prior to January 1, 2009 the fair value of the consideration issued or issuable is recorded as an additional cost of the acquired entity when the contingency is resolved and additional consideration is distributable. For acquisitions occurring after January 1, 2009, the fair value of any contingent consideration would be recognized on the acquisition date with subsequent changes in that fair value reflected in income. The consolidated financial statements and results of operations reflect an acquired business from the date of acquisition.

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

        Goodwill is assessed no less than annually for impairment. The fair values used in the Company's impairment testing are determined by the discounted cash flow method (an income approach) and where appropriate, a combination of the discounted cash flow method and the guideline company method (a market approach). An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. In determining the fair value of each

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Company's reporting units, the discounted cash flow analyses employed require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company's 2011 discounted cash flow analyses were based on financial budgets and forecasts developed internally by management. The Company's discount rate assumptions are based on a determination of its required rate of return on equity capital.

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

Impairment of Long-Lived Assets

        Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share

        Basic earnings per share is determined by dividing earnings by the average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing earnings by the average number of shares of common stock adjusted for the dilutive effect of common stock equivalents by application of the treasury stock method. Common stock equivalents are excluded from the diluted calculation if their effect is anti-dilutive.

Share-based Compensation

        Share-based compensation expense requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. For awards with graded vesting schedules that only have service conditions, the Company recognizes compensation cost evenly over the requisite service period for the entire award using the straight-line attribution method. For awards with service conditions as well as performance or market conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

        The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which considers, among other factors, the expected term of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of ASC 718, Compensation—Stock Compensation, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2011, 2010 and 2009:

	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.0%	1.5%	2.3%
Expected volatility	40%	44%	49%
Expected life (years)	4.76	4.00	4.00

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

        Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Consolidated Statements of Financial Condition, and revenues and expenses are translated at average rates of exchange during the fiscal year. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. Dollar, together with the after-tax effect of exchange rate changes on intercompany transactions of a long-term investment nature, are reflected as a component of accumulated other comprehensive income in stockholders' equity. Gains or losses on foreign currency transactions are included in other general and administrative expenses in the Consolidated Statements of Operations.

Common Stock Held in Treasury, at Cost

        The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders' equity and included in common stock held in treasury, at cost in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 12,679,948 and 10,524,757 shares of common stock in treasury as of December 31, 2011 and 2010, respectively.

(3)   Restructuring Charges

2011 Restructuring

        In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns. These plans focused on reducing workforce, consulting and infrastructure costs primarily in the U.S. and Europe. The following table summarizes the pre-tax charges by segment (dollars in thousands). Employee severance costs relate to the termination of approximately 120 employees and the lease consolidation costs relate to office space that was vacated. These charges are classified as restructuring charges in the Consolidated Statements of Operations.

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Employee separation costs	$17,509	$685	$963	$—	$19,157
Consolidation of leased facilities	3,990	—	—	314	4,304

Total	$21,499	$685	$963	$314	$23,461

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Most of the accrued costs were paid in 2011, except payments related to the vacated leased facilities, which will continue until December 2016, certain cash severance payments which will continue until August 2012 and the settlement of restricted share awards which will continue through February 2014.

        Activity and liability balances recorded as part of the 2011 restructuring plan through December 31, 2011 are as follows:

	Employee separation costs	Consolidation of leased facilities	Total
Restructuring charges recognized in 2011	$19,157	$4,304	$23,461
Cash payments	(12,140)	(314)	(12,454)
Acceleration of share-based compensation in additional paid-in capital	(2,382)	—	(2,382)
Asset write-offs	—	(96)	(96)
Other	(105)	443	338

Balance at December 31, 2011	$4,530	$4,337	$8,867

2010 Restructuring

  U.S.

        In the fourth quarter of 2010, the Company decided to close its Westchester, NY office, relocate the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million. The restructuring charge consisted of lease abandonment costs ($2.2 million) and employee severance costs ($0.1 million). During 2011, an additional charge of $0.8 million was recorded after the Company revaluated the potential of sub-leasing the vacated office space.

        The following table summarizes the changes in the Company's liability balance related to the 2010 U.S. restructuring plan, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$90	$2,165	$2,255
Restructuring charges recognized in 2011	—	846	846
Utilized—cash	(90)	(458)	(548)

Balance at December 31, 2011	$—	$2,553	$2,553

        The remaining accrued costs related to the leased facilities will continue to be paid through December 2016.

  Asia Pacific

        In the second quarter of 2010, the Company implemented a plan to close its on-shore operations in Japan to lower costs and reduce capital requirements. The annual expenses for the on-shore Japanese operations were approximately $4 million and the amount of regulatory capital deployed exceeded $20 million. In connection with this move, a one-time charge of $2.3 million was recorded for

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software, which was partially offset in the fourth quarter of 2010 by $0.2 million for cumulative translation gains that were reclassified to operations following the substantial liquidation of the Japanese subsidiary.

2009 Restructuring

        In the fourth quarter of 2009, the Company committed to a restructuring plan (aimed primarily at its U.S. Operations) to reengineer its operating model to focus on a leaner cost structure and a more selective deployment of resources towards those areas of its business that provide a sufficiently profitable return. As a result, a $25.4 million restructuring charge was recorded, which included costs related to employee separation, the consolidation of leased facilities and write-offs of capitalized software and certain intangible assets primarily due to changes in product priorities. Employee separation costs pertain to the termination of 144 employees primarily from the U.S. Operations. The consolidation of leased facilities charges relate to non-cancelable leases which were vacated. During 2011, the Company recorded an additional charge of $0.1 million after evaluating the remaining obligations under the non-cancelable lease.

        The following table summarizes the changes in the Company's liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2010	$77	$853	$930
Restructuring charges recorded in 2011	—	125	125
Utilized—cash	(27)	(743)	(770)
Other	3	—	3

Balance at December 31, 2011	$53	$235	$288

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Level 2 includes financial instruments that are valued based upon observable market spot and forward rates. Financial instruments in this category include non-exchange-traded derivatives such as currency forward contracts.

        Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.

        Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$2,041	$2,041	$—	$—
U.S. government money market mutual funds	110,901	110,901	—	—
Money market mutual funds	6,372	6,372	—	—
Securities owned, at fair value:
Corporate stocks—trading securities	689	689	—	—
Mutual funds	4,588	4,588	—	—

Total	$124,591	$124,591	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	438	438	—	—

Total	$441	$438	$3	$—

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$5,061	$5,061	$—	$—
U.S. government money market mutual funds	192,617	192,617	—	—
Money market mutual funds	7,971	7,971	—	—
Securities owned, at fair value:
Corporate stocks—trading securities	19,051	19,051	—	—
Corporate stocks—available-for-sale securities	1,662	1,662	—	—
Mutual funds	5,076	5,076	—	—

Total	$231,438	$231,438	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$9	$—	$9	$—
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	19,362	19,362	—	—

Total	$19,371	$19,362	$9	$—

        Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

        Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

        Currency forward contracts are valued based upon forward exchange rates and approximate the credit risk adjusted discounted net cash flow that would have been realized if the contracts had been sold at the balance sheet date.

        Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during 2011 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total Losses
Goodwill—U.S. Operations	$245,118	$245,118	$—	$—	$225,035
Equity investment	—	—	—	—	4,282

Total	$245,118	$245,118	$—	$—	$229,317

Goodwill—U.S. Operations

        Goodwill allocated to the Company's U.S. Operations reporting unit with a carrying value of $470.1 million was written down to its implied fair value of $245.1 million, resulting in an impairment charge of $225.0 million in the second quarter of 2011. This charge is included in goodwill and other asset impairment in the Company's Consolidated Statements of Operations.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity method investment

        Equity method investments are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. During the fourth quarter of 2011, it became apparent that the Company was not likely to recover its remaining carrying value in Disclosure Insight, Inc. ("DI"), which it accounted for under the equity method. The Company measured the amount of impairment by calculating the amount by which the carrying value of its investment exceeded its estimated fair value. With DI's inability to sustain a revenue stream and obtain the additional funding required to effectively operate the business, management determined its fair value to be near zero, based upon projected discounted cash flows (Level 3 fair value measurement). As a result, the full $4.3 million carrying value was written off. This charge is included in goodwill and other asset impairment in the Company's Consolidated Statements of Operations.

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

Economic Hedges

        The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at December 31, 2011 and 2010.

        When clients request trade settlement in a currency other than the currency in which the trade was executed, the Company enters into foreign exchange contracts in order to close out the resulting foreign currency position. The foreign exchange deals are executed the same day as the underlying

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Asset/(Liability) Derivatives Fair Value
Derivatives not designated as hedging instruments:	December 31 2011	December 31, 2010
Currency forward contracts	$(3)	$(9)

Total derivatives not designated as hedging instruments	(3)	(9)

Total derivatives	$(3)	$(9)

        All currency forward contracts open at December 31, 2011 matured in January 2012.

        As of December 31, 2011 and 2010, no derivative instruments were designated as hedging instruments; therefore hedging instruments had no impact on the results of operations.

        The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations, which are recorded in other general and administrative expense in the Consolidated Statements of Operations at December 31 (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2011	2010	2009
Currency forward contracts	$66	$144	$270

Total	$66	$144	$270

(6)   Acquisitions

Ross Smith Energy Group Ltd.

        On June 3, 2011, the Company completed its acquisition of Ross Smith Energy Group Ltd. ("RSEG"), a Calgary-based independent provider of research on the oil and gas industry. RSEG provides detailed technical and financial analysis of North American resource plays, public and private corporations, as well as coverage of international and macroeconomic energy issues, for more than 200 clients in North America and Europe, a number of which are new clients for ITG. The acquisition of RSEG expands the ITG Investment Research platform to include differentiated views into the exploration and production activities of North American and international energy companies.

        The results of RSEG have been included in the Company's consolidated financial statements since its acquisition date. The $38.6 million purchase price for RSEG consists of all cash with no contingent payment provisions. In connection with the acquisition, the Company also incurred approximately $0.7 million of acquisition related costs, including legal fees and other professional fees, as well as

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.8 million in connection with the termination of a distribution agreement with a third party, net of a $1.0 million recovery from RSEG's former owners. These costs were classified in the Consolidated Statements of Operations as acquisition related costs.

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

        Goodwill and customer-related intangible asset were assigned to the U.S. Operations segment, which is expected to be the primary beneficiary of the synergies achieved from the business combination. The goodwill is deductible for corporate income tax purposes over 15 years. The acquired customer related intangible asset of $7.0 million has a 10 year useful life. The pro forma results of the RSEG acquisition would not have been material to the Company's results of operations.

Majestic Research Corp.

        On October 25, 2010, the Company acquired Majestic Research Corp. ("Majestic"), a privately-held, independent provider of data-driven equity research for the institutional investment community for $56.2 million. Majestic (together with RSEG, now ITG Investment Research) helps investors gain independent perspectives on companies and their sectors based on proprietary data sources and rigorous analysis, providing coverage (at the time of acquisition) of 17 industry sectors as well as macroeconomics and customized research reports to institutional investors and corporate clients. This acquisition is part of the Company's strategy to expand its addressable market and compete for research-driven commissions.

        The results of Majestic have been included in the Company's consolidated financial statements since its acquisition date. The $56.2 million purchase price for Majestic (including a purchase price adjustment of $144,000 paid in 2011) is comprised of $53.2 million in cash and $3.0 million in converted equity awards. In connection with the acquisition, the Company also incurred approximately $2.4 million of acquisition related costs, including legal fees and other professional fees, accelerated employee equity awards and severance costs, which are classified as acquisition related costs in the Consolidated Statements of Operations.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The assets and liabilities of Majestic were recorded as of the acquisition date, at their respective fair values, under business combination accounting. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed as follows:

Cash	$7,151
Accounts receivable, net	3,194
Customer related intangible assets	12,500
Deferred tax assets	4,027
Other assets	1,133
Accounts payable and accrued liabilities	(10,098)
Deferred revenue	(5,093)
Deferred tax liabilities	(5,182)
Other liabilities	(134)
Goodwill	48,717

Total purchase price	$56,215

        The goodwill and customer-related intangible asset was assigned to the U.S. Operations segment. The goodwill is not deductible for tax purposes. The acquired customer-related intangible asset of $12.5 million has a 12 year useful life. The pro forma results of the Majestic acquisition would not have been material to the Company's result of operations.

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

        Pursuant to the purchase agreement, a guaranteed payment of $7.5 million was payable in 2011, of which $5.6 million was included in the purchase price of $22.9 million. The remaining $1.9 million was considered compensatory and was recognized as expense over the appropriate period through December 31, 2010. However, due to employee terminations resulting in payout forfeitures, the $1.9 million was adjusted down by $0.1 million to $1.8 million. As a result, a guaranteed payment of $7.4 million was made in January 2011.

        The purchase agreement provided for additional contingent payments of up to $12.5 million based on the three year cumulative results ended December 31, 2010, with approximately $7.0 million of such payments to be recognized as expense in the appropriate periods as this amount was considered to be compensatory. Based on the three year cumulative results, the above noted contingent payments were not required.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   Goodwill and Other Intangibles

Goodwill

        The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011 and 2010 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance at December 31, 2009	$390,721	$28,467	$6,113	$425,301
2010 Activity:
Impairment losses	—	—	(5,375)	(5,375)
Acquisition of Majestic	48,573	—	—	48,573
Currency translation adjustment	—	17	(37)	(20)

Balance at December 31, 2010	$439,294	$28,484	$701	$468,479

2011 Activity:
Impairment losses	(225,035)	—	—	(225,035)
Acquisition of RSEG	30,715	—	—	30,715
Majestic price adjustment	144	—	—	144
Currency translation adjustment	(13)	2	—	(11)

Balance at December 31, 2011	$245,105	$28,486	$701	$274,292

Goodwill impairment

        The Company tests the carrying value of goodwill for impairment in accordance with ASC 350, Intangibles—Goodwill and Other, at least annually and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. (See Note 2, Summary of Significant Accounting Policies).

        During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in the Company's market capitalization, a decline in the Company's recent operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company's industry. As part of the June 30, 2010 interim test, it was determined that $5.4 million of goodwill related to the Company's Australian operations was impaired, as its fair value was determined to be below its carrying value, resulting in a $5.4 million non-cash charge against earnings.

        Also during 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. During 2011, the indicators of potential impairment did not improve and as a result, the Company continued to perform interim goodwill impairment testing at the end of each quarter. The interim impairment tests applied the same valuation techniques and sensitivity analyses used in the Company's prior annual impairment test to updated cash flow and profitability forecasts.

        Based upon tests performed for the June 30, 2011 interim test, the Company recorded an impairment charge of $225.0 million in connection with the goodwill allocated to its U.S. Operations reporting unit. This impairment charge reflects continued weakness in institutional trading volumes,

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which lowered estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples.

        The Company performed its annual goodwill impairment testing using carrying values as of October 1, 2011. Based on the results of the annual testing, no impairment was indicated as the fair values of the U.S., European and Hong Kong Operations were determined to be in excess of their respective carrying values by 29%, 29% and 233%, respectively. The Company also performed interim goodwill impairment testing using carrying values as of December 31, 2011. There was also no impairment indicated for the U.S., European or Hong Kong Operations as the fair values of these reporting units were determined to be in excess of their respective carrying values by 20%, 30% and 227%, respectively. Additionally, none of the outcomes of the Company's sensitivity analyses performed led to a conclusion that goodwill was further impaired.

        Although no further impairment of goodwill was indicated during the December 31, 2011 interim testing, the Company recognizes the reasonable possibility of additional goodwill impairment charges in future periods given the persistently unfavorable environment for the Company's business. It is not possible at this time to determine if any such future impairment charges would result or, if they do, whether such charges would be material. The use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in management's judgment. The Company will continue to monitor economic trends related to its business as well as re-examine the key assumptions used in its annual and interim impairment testing.

Other Intangible Assets

        Acquired other intangible assets consisted of the following at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,293	$10,400	$1,036	5.0
Customer related intangibles	27,851	4,497	20,901	2,571	13.1
Proprietary software	20,876	14,036	20,876	12,001	6.4
Trading rights	243	—	165	—	—
Other	50	—	50	—	—

Total	$59,420	$19,826	$52,392	$15,608

        During 2011, the Company recorded a $7.0 million customer-related intangible asset with a useful life of 10 years related to the acquisition of RSEG.

        At December 31, 2011, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name. Amortization expense for definite-lived intangibles was $4.2 million, $3.0 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively and was included in other general and administrative expense in the Consolidated Statements of Operations.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's estimate of future amortization expense for acquired other intangibles that exist at December 31, 2011 is as follows (dollars in thousands):

Year	Estimated Amortization
2012	$4,506
2013	4,506
2014	3,952
2015	2,602
2016	2,602
Thereafter	12,734

Total	$30,902

        The Company performed its annual impairment testing as of October 1 and determined that there was no impairment of the carrying values of goodwill or other intangible assets in the periods presented.

(8)   Cash Restricted or Segregated Under Regulations and Other

        Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers ("Special Reserve Bank Account") maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act ("Customer Protection Rule"), (iii) funds relating to the collateralization of a letter of credit and a bank guarantee supporting two Macgregor leases, (iv) funds on deposit for European trade clearing and settlement activity, (v) segregated balances under a collateral account control agreement for the benefit of certain customers, (vi) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases and (vii) funds relating to the securitization of a letter of credit supporting an ITG Investment Research lease.

(9)   Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31 (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2011	2010	2011	2010
Corporate stocks—trading securities	$689	$19,051	$438	$19,362
Corporate stocks—available-for-sale	—	1,662	—	—
Mutual funds	4,588	5,076	—	—

Total	$5,277	$25,789	$438	$19,362

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale Securities

        Unrealized holding gains and losses for available-for-sale securities, net of tax effects, which are reported in accumulated other comprehensive income until realized, are as follows as of December 31 (dollars in thousands):

	After-Tax Unrealized Holding Gain/(Loss)
	2011	2010
Positions with net gains	$—	$86
Positions with net (losses)	—	—

Total gain/(loss)	$—	$86

        During 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million. There were no sales of available-for-sale securities during 2010.

(10) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from and payables to brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	2011	2010	2011	2010
Broker-dealers	$205,975	$246,560	$370,146	$403,432
Clearing organizations	2,365	413	14,945	108,526
Securities borrowed	663,293	618,662	—	—
Securities loaned	—	—	694,682	628,000
Allowance for doubtful accounts	(318)	(384)	—	—

Total	$871,315	$865,251	$1,079,773	$1,139,958

Receivables from and Payables to Customers

        The following is a summary of receivables from and payables to customers (dollars in thousands):

	Receivables from		Payables to
	2011	2010	2011	2010
Customers	$473,852	$607,286	$207,738	$272,027
Allowance for doubtful accounts	(1,343)	(1,030)	—	—

Total	$472,509	$606,256	$207,738	$272,027

        The Company maintains an allowance for doubtful accounts based upon estimated collectability of receivables. The allowance was increased by $0.2 million in 2011 and 2010 after a decrease of $1.7 million in 2009. Total write-offs against the allowance of $0.1 million, $0.1 million and $0.3 million were recorded during 2011, 2010 and 2009, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Securities Borrowed and Loaned

        As of December 31, 2011, securities borrowed as part of the Company's matched book operations with a fair value of $642.7 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Consolidated Statements of Operations for 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Interest earned	$19,130	$4,994
Interest incurred	(14,646)	(3,540)

Net	$4,484	$1,454

(11) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2011	2010
Furniture, fixtures and equipment	$141,497	$127,904
Leasehold improvements	32,876	30,928

	174,373	158,832
Less: accumulated depreciation and amortization	131,350	119,459

Total	$43,023	$39,373

        Depreciation and amortization expense relating to premises and equipment amounted to $19.2 million, $21.2 million and $23.0 million during the years ended December 31, 2011, 2010 and 2009, respectively, and is included in occupancy and equipment expense in the Consolidated Statements of Operations.

(12) Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2011	2010
Capitalized software costs	$132,544	$135,827
Less: accumulated amortization	81,286	77,903

Total	$51,258	$57,924

        Software costs totaling $29.1 million and $33.9 million were capitalized in 2011 and 2010, respectively, related to the continued development of new features and functionalities across the entire ITG product line. The development includes the new Triton Black product, which was released during the third quarter of 2011, enhancements to the algorithmic trading suite, and the addition of new liquidity sources to the POSIT Marketplace. The Company continued to develop new features for pre and post trade product offerings as well as other products and tools that are designed to enhance and improve the customers' trading capabilities. ITG is also continuing to capitalize software related to its efforts to globalize product lines to serve international markets. Additionally, the Company continued

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to invest in its internal infrastructure. During 2011, capitalized software costs and related accumulated amortization were each reduced by $32.2 million for fully amortized costs that are no longer in use. In 2010, $6.1 million of capitalized software that was not yet deployed was written off to other general and administrative expense due to changes in product priorities.

        Capitalized software costs of $1.3 million and $6.5 million were not subject to amortization as of December 31, 2011 and 2010, respectively, as the underlying products were not yet available for release. Other general and administrative expenses in the Consolidated Statements of Operations included $35.7 million, $38.2 million and $34.5 million related to the amortization of capitalized software costs in 2011, 2010 and 2009, respectively.

(13) Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2011	2010
Accrued research payables	$50,721	$41,569
Accrued compensation and benefits	50,666	63,423
Trade payables	17,790	24,235
Deferred revenue	15,493	15,852
Accrued restructuring	11,708	3,196
Deferred compensation	7,579	16,531
Accrued transaction processing	2,986	3,336
Acquisition payment obligation	—	9,314
Other	24,281	17,653

Total	$181,224	$195,109

(14) Income Taxes

        Income tax (benefit) expense consisted of the following components (dollars in thousands):

	2011	2010	2009
Current:
Federal	$(1,160)	$18,524	$14,946
State	1,282	5,026	3,160
Foreign	5,632	6,118	7,010

	5,754	29,668	25,116
Deferred:
Federal	(25,146)	(4,289)	7,224
State	(8,409)	(766)	664
Foreign	962	740	613

	(32,593)	(4,315)	8,501

Total	$(26,839)	$25,353	$33,617

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Income before income taxes consisted of the following (dollars in thousands):

	2011	2010	2009
U.S.	$(222,337)	$45,000	$74,102
Foreign	15,709	4,333	2,349

Total	$(206,628)	$49,333	$76,451

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax asset (liability) at December 31 were as follows (dollars in thousands):

	2011	2010
Deferred tax assets:
Compensation and benefits	$9,565	$13,999
Net operating loss and capital loss carry forward	15,810	14,804
Share-based compensation	12,430	12,455
Allowance for doubtful accounts	663	569
Tax benefits on uncertain tax positions	2,846	2,459
Goodwill and other intangibles	2,370	—
Depreciation	—	1,868
Other	8,914	4,373

Total deferred tax assets	52,598	50,527
Less: valuation allowance	16,279	12,674

Total deferred tax assets, net of valuation allowance	36,319	37,853

Deferred tax liabilities:
Goodwill and other intangibles	—	(29,615)
Depreciation	(2,038)	—
Capitalized software	(17,769)	(20,122)
Other	(738)	(1,328)

Total deferred tax liabilities	(20,545)	(51,065)

Net deferred tax assets (liabilities)	$15,774	$(13,212)

        At December 31, 2011, the Company believes that it is more likely than not that future reversals of its existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance. Since 2009, the Company has maintained a full valuation allowance against Asia Pacific net operating losses and since 2010, a partial valuation allowance against European net operating losses in Ireland was recorded.

        Net operating loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong, Australia and Ireland operating losses	$64,638	Indefinite
United States	3,937	18 years

	$68,575

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	2.2	6.0	3.9
Foreign tax impact, net	(0.9)	9.8	5.9
Non-deductible costs *	(23.7)	1.1	—
Other, net	0.4	(0.5)	(0.8)

Effective income tax rate	13.0%	51.4%	44.0%

*
Non-deductible costs reflect the goodwill impairment charge incurred in 2011 and a portion of Majestic acquisition costs incurred in 2010.

        There were no reductions of current taxes payable relating to the exercise of employee stock options and the issuance of employee restricted share awards, while related tax shortfalls increased current taxes payable by $3.3 million, $2.2 million and $1.5 million in 2011, 2010 and 2009, respectively. For further discussion, see Note 21, Employee and Non Employee Director Stock and Benefit Plans.

Tax Uncertainties

        Under ASC 740, Income Taxes, a tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

        During 2011, uncertain tax positions in the U.S. were resolved for the 2006, 2007 and 2008 fiscal years resulting in a decrease in the Company's liability of $0.6 million and the related deferred tax asset of $0.2 million. As a result of this, the Company recognized a net tax benefit of $0.4 million.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2011	2010	2009
Balance, January 1	$12,380	$10,999	$18,376
Additions based on tax positions related to the current year	2,402	2,088	2,551
Additions based on tax positions of prior years	647	897	731
Reductions for tax positions of prior years	(42)	(35)	(678)
Reductions due to settlements with taxing authorities	(516)	(758)	(9,767)
Reductions due to expiration of statute of limitations	(329)	(811)	(214)

Balance, December 31	$14,542	$12,380	$10,999

        Included in the balance at December 31, 2011, 2010 and 2009, are $12.0 million, $10.8 million, and $9.4 million, respectively, of unrecognized tax benefits which, if recognized, would affect the Company's effective tax rate.

        With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2007. The Internal Revenue Service is currently examining the Company's U.S. federal income tax returns for 2007, 2008 and 2009. Certain

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

state and local returns are also currently under various stages of audit. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2011, interest expense of $2.7 million, gross of related tax effects of $1.1 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2011, 2010 and 2009, the Company recognized $0.7 million, $0.5 million and $0.2 million, respectively, of tax related interest expense. Penalties of $0.1 million were recognized in 2010 and 2009 as a component of income tax expense. No such penalties were incurred during 2011.

(15) Borrowings

Short Term Bank Loans

        The Company's international securities clearance and settlement operations are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2011, the European Operations had $1.6 million outstanding under these facilities for settlement transactions at a weighted average interest rate of approximately 2.0%.

        The Company's U.S. securities clearance and settlement operations are funded with operating cash, securities loaned or with short-term bank loans.

        On January 31, 2011, ITG Inc., as borrower, and Investment Technology Group, Inc. ("Parent Company"), as guarantor, entered into a $150 million three-year revolving credit agreement ("Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The purpose of this credit line is to provide liquidity for ITG Inc.'s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $250 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar London Interbank Offered Rate (LIBOR) rate, plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. As a result, the Company has additional flexibility with its existing cash and future cash flows from operations to strategically invest in growth initiatives and to return profits to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Among other restrictions, the terms of the Credit Agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

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

        At December 31, 2011 there were no amounts outstanding under the Credit Agreement.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Debt

        At December 31, 2011, term debt is comprised of the following (dollars in thousands):

Aggregate Amount
Term loan	$21,755
Obligations under capital lease	2,242

Total	$23,997

        On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement ("Term Loan Agreement") with Banc of America Leasing & Capital, LLC ("Bank of America"). The four year term loan established under this agreement ("Term Loan") is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing was to provide capital for strategic initiatives. Among other obligations and restrictions, the terms of the Term Loan Agreement include compliance with the financial covenants of the Credit Agreement for as long as the Credit Agreement is outstanding.

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

        The Term Loan is payable in monthly principal installments of $530,600 and accrues interest at 3.0% plus the average one month LIBOR for dollar deposits. The remaining scheduled principal repayments are as follows (dollars in thousands):

Year	Aggregate Amount
2012	$5,837
2013	6,367
2014	6,367
2015	3,184

$21,755

        Along with the Term Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America ("Master Lease Agreement"), under which purchases of new equipment may be financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. Each lease under the Master Lease Agreement requires principal repayment on a monthly schedule and accrues interest at the same rate prescribed for the Term Loan.

        In September 2011, $2.6 million was drawn on the lease facility to finance purchased assets that had a fair value of $2.4 million on the date of financing, resulting in the recording of a principal balance of $2.4 million and deferred gain of $0.2 million. The lease is payable in monthly installments

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of approximately $54,000 beginning in October 2011 plus interest at the average one month LIBOR for dollar deposits plus 3.0%. The reductions to the remaining principal balance applying the interest method to the estimated minimum lease payments are as follows (dollars in thousands):

Year	Aggregate Amount
2012	$590
2013	606
2014	622
2015	424

$2,242

        Interest expense on the Credit Agreement, the Term Loan Agreement and the Master Lease Agreement, including commitment fees and the amortization of debt issuance costs totaled $2.0 million in 2011.

(16) Accumulated Other Comprehensive Income

        The components and allocated tax effects of accumulated other comprehensive income for the periods ended December 31, 2011 and 2010 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After-Tax Effects
December 31, 2011
Currency translation adjustment	$8,341	$—	$8,341
Unrealized holding gain on securities, available-for-sale
Beginning balance	144	(58)	86
Less: Reclassification adjustment for gains recognized in net income	(144)	58	(86)

Net unrealized holding gain/(loss) on securities, available-for-sale	—	—	—

Total	$8,341	$—	$8,341

December 31, 2010
Currency translation adjustment	$10,407	$—	$10,407
Unrealized holding gain on securities, available-for-sale	144	(58)	86

Total	$10,551	$(58)	$10,493

        Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(17) Related Party Transactions

        In April 2010, the Company made a strategic minority investment in DI, a provider of independent research and diligence to the investment community. As part of the investment, the Company obtained certain distribution rights with respect to DI's products. During 2011 and 2010, ITG paid DI $0.3 million and $0.2 million, respectively, for this research.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Off-Balance Sheet Risk and Concentration of Credit Risk

        The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts. The Company also accesses certain clearing houses through the memberships of third parties. Associated with these memberships and third-party relationships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing houses. While the rules governing different exchange or clearing house memberships vary, in general the Company's obligations would arise only if the exchanges and clearing houses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company's consolidated financial statements.

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

        Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, securities owned at fair value, receivables from brokers, dealers and clearing organizations and receivables from customers. Cash and cash equivalents and securities owned, at fair value are deposited with high credit quality financial institutions.

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

        Net capital balances and the amounts in excess of required net capital at December 31, 2011 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$100.8	$99.8
AlterNet	4.4	4.2
Blackwatch	2.7	2.7
ITG Derivatives	3.5	2.5

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2011, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2011, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$43.7	$43.2
European Operations
Europe	41.6	22.8
Asia Pacific Operations
Australia	7.7	3.5
Hong Kong	28.6	17.2
Singapore	0.4	0.2

(20) Stockholders' Equity

        The Company presently does not pay cash dividends on common stock as its policy is to retain earnings to finance the operations and expansion of its businesses as well as the repurchase of its common shares.

Stock Repurchase Program

        To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market. The table below summarizes the Company's share repurchases beginning January 1, 2009 under its Board of Directors' authorizations:

		Amount Authorized by Board (Shares in millions)		Shares Remaining Under Board Authorization (millions)	Shares Repurchased Under Board Authorization
			Total Shares Purchased (millions)
	Expiration Date
Repurchase Program Authorization Date					2011	2010	2009
July 2008	none	4.0	4.0	—	—	2.1	—
July 2010	none	4.0	4.0	—	2.9	1.1	—
October 2011	none	4.0	0.1	3.9	0.1	—	—

Total shares repurchased under authorization					3.0	3.2	—

Cost (millions)					$38.9	$50.3	$—

Average share price					$13.09	$15.95	$—

        The Company also repurchased approximately 0.3 million, 0.2 million and 0.1 million shares of common stock during 2011, 2010 and 2009, respectively, to satisfy the minimum statutory employee withholding tax upon the net settlement of equity awards.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Employee and Non Employee Director Stock and Benefit Plans

        The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by the Company's stockholders and became effective on May 8, 2007 (the "Effective Date") and was last amended and restated effective May 11, 2010. As of the Effective Date, the Investment Technology Group, Inc. Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan"), the Amended and Restated 1994 Stock Option and Long-term Incentive Plan (the "1994 Plan"), the Company's prior equity plan for its employees, the Stock Unit Award Program Subplan, as amended and restated (the "SUA"), the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan"), and the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan", and collectively with the SUA and the Directors' Retainer Fee Subplan, the "Subplans") were merged with and into the 2007 Plan. No additional grants have been, or will be, made after the Effective Date under the Non-Employee Directors' Stock Option Plan or the 1994 Plan. Outstanding grants under such plans as of the Effective Date will continue in effect according to their terms as in effect on the Effective Date (subject to permitted amendments as the compensation committee determines appropriate) and the shares with respect to such outstanding grants will be issued or transferred under the 2007 Plan. Since the Effective Date, the Subplans (except for the SUA which was frozen on January 1, 2009 as described below) have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made under the Directors' Equity Subplan and the Directors' Retainer Fee Subplan. In October 2008, the compensation committee adopted the Equity Deferral Award Program, another subplan under the 2007 Plan. This subplan was amended and restated in November 2011 and is now known as the Variable Compensation Stock Unit Award Program Subplan, and continues to be a subplan under the 2007 Plan (the "VCSUA").

        Under the 2007 Plan, 8,386,208 shares of the Company's common stock are authorized. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Options that have been granted under the 2007 Plan are exercisable on dates ranging through February 2019. The 2007 Plan will remain in effect until May 7, 2017, unless terminated, or extended, by the Board of Directors with the approval of the Company's stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously granted awards shall remain outstanding in accordance with their applicable terms and conditions.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under the 1994 Plan, the Company was, and under the 2007 Plan the Company is, permitted to grant performance-based stock options, in addition to time-based option awards to employees, however the Company did not grant any performance-based option awards under the 2007 Plan or the 1994 Plan during the three years ended December 31, 2011. Time-based option awards either vest in full on the third anniversary of the grant or in three equal annual installments, beginning on the first anniversary of the date of grant, in each case, if the employee has remained continuously employed from the grant date to the applicable vesting date. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time-based option awards over the vesting period.

        In conjunction with the acquisition of Majestic, the Company assumed certain outstanding incentive stock options to purchase shares of common stock of Majestic under the Majestic Research Corp. 2005 Stock Option Plan. Such stock options became exercisable to purchase 237,060 shares of ITG Common Stock at a weighted average exercise price of $2.32 based on appropriate adjustments to reflect the terms of the acquisition.

        The tables below summarize the Company's stock options as of December 31, 2011, 2010 and 2009 and changes during the years then ended:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	948,501	$32.18
Granted	31,143	20.09
Exercised	(214,445)	14.67
Forfeited	(61,732)	40.16

Outstanding at December 31, 2009	703,467	36.28
Granted	305,677	5.59
Exercised	(125,268)	2.69
Forfeited	(316,913)	27.08

Outstanding at December 31, 2010	566,963	32.30
Granted	252,464	17.16
Exercised	(111,792)	1.91
Forfeited	(180,665)	44.62

Outstanding at December 31, 2011	526,970	$27.27

Amount exercisable at December 31,
2011	221,344	$41.18
2010	347,798	30.35
2009	489,456	33.22

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.17 - 17.44	128,348	4.00	$14.68	22,870	$16.87
17.45 - 18.71	192,733	7.15	18.71	—	—
18.72 - 45.04	72,708	1.46	35.22	65,293	36.94
45.05 - 47.25	60,340	1.01	47.25	60,340	47.25
47.26 - 47.59	72,841	1.00	47.59	72,841	47.59

	526,970	4.05	$27.27	221,344	$41.18

        For the year ended December 31, 2011, the Company recorded an expense reversal of $0.2 million related to the recognition of forfeitures during the year, partially offset by income tax expense of $0.1 million. For the years ended December 31, 2010 and 2009 the Company recorded share-based compensation expense of $2.2 million (of which $0.7 million relates to the acquisition of Majestic), and $1.9 million, respectively, related to the Company's outstanding stock options, which were offset by related income tax benefits of approximately $0.6 million and $0.8 million, respectively.

        The weighted average remaining contractual term of stock options currently exercisable is 1.36 years.

        All of the stock options outstanding at December 31, 2011 were time-based.

        The provision for income taxes excludes excess current tax benefits related to the exercise of stock options. During 2011, only incentive stock options were exercised for which the Company does not receive a tax deduction. During 2010, a tax shortfall of $1.1 million occurred, which was the result of the tax deduction being less than the cumulative book compensation cost. This shortfall is reflected as a decrease to additional paid-in capital. Current tax benefits totaled $0.2 million for the year ended December 31, 2009 and is reflected as an increase in stockholders' equity.

        The following table summarizes information about stock options at December 31, 2011, 2010 and 2009:

($ in thousands, except per share amounts)	2011	2010	2009
Total intrinsic value of stock options exercised	$1,978	$1,577	$1,770
Weighted average grant date fair value of stock options granted during period, per share*	6.44	6.06	8.09
Cash received from stock option exercises	0.2	0.3	3.1

*
Excludes incentive stock options assumed in the acquisition of Majestic during 2010.

        The outstanding and exercisable stock options at December 31, 2011 have no intrinsic value as the exercise price exceeds the current stock price.

        As of December 31, 2011, there was $1.5 million of total unrecognized compensation costs related to outstanding stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 1.2 years.

        Stock option exercises are settled from issuance of shares of the Company's common stock held in treasury to the extent available.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under the 1994 Plan, the Company was, and under the 2007 Plan is, permitted to grant restricted share awards to employees. Generally, and except for awards granted under the VCSUA, restricted share awards granted since 2007 vest in one of the following manners: (a) cliff vest on the third anniversary of the grant date so long as the award recipient is employed on such date, (b) cliff vest in whole or in part only if the consolidated cumulative pre-tax operating income of the Company reaches certain levels and the award recipient is employed on such date (performance-based restricted stock units) and (c) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date (market-based restricted stock units). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over this three-year period or four-year period, as applicable.

        Under the VCSUA, each eligible participant is granted a number of basic stock units on the date the year-end cash bonus would otherwise be paid to the participant equal to (i) the amount by which the participant's variable compensation is reduced as determined by the compensation committee, divided by (ii) the fair market value of a share of the Company's common stock on the date of grant. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 10% of the number of basic stock units granted (20% prior to 2012). Basic stock units vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company on each applicable vesting date, and will be settled in shares of ITG common stock within 30 days after each applicable vesting date. Matching stock units will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the Company through such vesting date, and will be settled in shares of ITG common stock within 30 days after the date on which such matching stock units vest.

        During 2010, in conjunction with the acquisition of Majestic, the Company granted "employment inducement awards" under Section 303A.08 of the New York Stock Exchange Listed Company Manual ("Inducement Awards") to certain Majestic employees. Stock units for 319,674 shares vested, or shall vest, in equal installments on each of the first four anniversaries of the grant date of the awards. Stock units for 415,579 shares are performance-based and vested, or shall vest, over the first four anniversaries of the award grant dates, based upon achievement of certain metrics as of the first and second anniversaries of the award grant dates.

        During 2011, in conjunction with the acquisition of RSEG, the Company granted Inducement Awards to certain RSEG employees. Stock units for 181,623 shares vested, or shall vest, in equal installments on December 31, 2011, 2012 and 2013 and stock units for 181,328 shares vest in equal installments on each of the first three anniversaries of the grant date of the awards.

        The Company recorded share-based compensation expense of $20.6 million ($2.3 million of which was recorded in severance and restructuring charges), $15.4 million ($0.4 million of which was recorded in severance and restructuring charges), and $14.6 million ($1.7 million of which was recorded in restructuring charges) for the years ended December 31, 2011, 2010 and 2009, respectively, related to restricted share awards which were offset by related income tax benefits of approximately $8.4 million, $6.2 million and $5.8 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of the Company's restricted share awards as of December 31, 2011, 2010 and 2009 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	465,527	$44.64
Granted	999,554	22.47
Vested	(178,783)	43.66
Forfeited	(61,841)	37.78

Outstanding at December 31, 2009	1,224,457	27.03
Granted	2,193,239	16.26
Vested	(317,489)	25.91
Forfeited	(164,884)	21.02

Outstanding at December 31, 2010	2,935,323	19.44
Granted	1,343,172	16.65
Vested	(843,053)	23.29
Forfeited	(380,138)	16.71

Outstanding at December 31, 2011	3,055,304	$17.49

        At December 31, 2011, 316,803 of the outstanding restricted share awards were performance-based and 475,255 were market-based.

        As of December 31, 2011, there was $21.7 million of total unrecognized compensation cost related to outstanding restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 1.29 years. During 2011, restricted shares with a grant date fair value of approximately $19.6 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted share awards. There were no such tax benefits, but rather tax shortfalls of $2.2 million, $1.1 million and $1.7 million related to the vesting of restricted share awards for the year ended December 31, 2011, 2010 and 2009. The tax shortfalls that occurred were the result of the tax deduction being less than the cumulative book compensation cost and are reflected as a decrease to additional paid-in capital.

        Under the 2007 Plan and the VCSUA, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the VCSUA as described above and are settled in cash. The Company recognizes share- based compensation expense (see Note 2, Summary of Significant Accounting Policies) over a three-year period. For the years ended December 31, 2011, 2010 and 2009, the Company recorded share-based compensation expense of $1.1 million, $1.1 million and $0.6 million, respectively related to phantom share awards offset by related tax benefits of $0.3 million, $0.4 million and $0.2 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of the Company's phantom share awards as of December 31, 2011, and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	—	$—
Granted	92,387	23.45
Vested	—	—
Forfeited	(1,374)	23.45

Outstanding at December 31, 2009	91,013	23.45
Granted	212,047	16.96
Vested	(25,285)	23.45
Forfeited	(18,405)	18.25

Outstanding at December 31, 2010	259,370	18.51
Granted	205,760	18.67
Vested	(67,383)	19.21
Forfeited	—	—

Outstanding at December 31, 2011	397,747	$18.47

        At December 31, 2011, 40,684 of the outstanding phantom share awards were market-based.

        As of December 31, 2011, there was $2.4 million of total unrecognized compensation cost related to grants of phantom share awards. These costs are expected to be recognized over a weighted average period of approximately 1.07 years.

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

        Effective January 1, 2009, the SUA was further amended and restated. The amendment froze the SUA such that it did not apply to compensation earned for any calendar year after 2008 and provided participants with a special transition election with respect to cessation of participation in the SUA for bonus payments for 2008 that were due after December 31, 2008 and on or before March 15, 2009. Certain other amendments were made to the SUA in order to comply with section 409A of the Internal Revenue Code.

        The Company recorded additional share-based compensation costs (relating to a pro rata portion of all unvested SUA employer matches) of $0.5 million, and $1.3 million for the years ended December 31, 2010, and 2009, respectively, as well as related income tax benefits of approximately $0.2 million, and $0.5 million, respectively. Share-based compensation costs of approximately $0.2 million were reversed in 2011 as a result forfeitures. Related income tax expense of less than $0.1 million was also recorded during 2011.

        A summary of activity under the SUA is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	860,168	$30.56
Granted	6,743	22.65
Vested	(168,248)	35.61
Forfeited	(21,284)	27.71

Outstanding at December 31, 2009	677,379	29.32
Granted	—	—
Vested	(311,106)	28.67
Forfeited	(2,106)	32.54

Outstanding at December 31, 2010	364,167	29.82
Granted	—	—
Vested	(288,917)	28.98
Forfeited	(3,670)	15.40

Outstanding at December 31, 2011	71,580	$33.95

        Of the units outstanding, 66,280 are non-forfeitable as of December 31, 2011.

        As of December 31, 2011, the total unrecognized compensation cost related to grants under the SUA is de-minimis. These costs are expected to be recognized during the first quarter of 2012. Shares issued under the SUA are from common shares held in treasury, to the extent available.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITG Employee and Non Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP"). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $245,000 during 2011. Prior to January 1, 2011, the RSP's features included a guaranteed Company contribution of 3% of eligible compensation, a discretionary Company contribution between 0% and 8% of eligible compensation based on consolidated Company profits for the year and a 66 2/3% Company matching contribution which is applied to a maximum of 6% of eligible compensation per year. Effective as of January 1, 2011, the guaranteed Company contribution of 3% was eliminated, and the Company matching contribution will apply to 50% of voluntary employee contributions, on a maximum of 6% of eligible compensation per year. Effective as of January 1, 2012, the Company matching contribution will apply to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company's international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $6.6 million, $10.2 million and $10.8 million in 2011, 2010 and 2009, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

        Since 2006, non-employee directors received an annual retainer fee of $60,000, with the exception of the external lead director and chairman who received, until August 2008, $90,000, and who, since August 2008, receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 29,347 units or shares, 16,819 units or shares, and 13,699 units in 2011, 2010, and 2009, respectively. The cost of the Directors' Retainer Fee Subplan was approximately $769,000, $647,000, and $716,000 in 2011, 2010, and 2009, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

        In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of ITG common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share-based compensation expense related to the ESPP of $451,000, $394,000, and $765,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Shares distributed under the ESPP are newly issued shares.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) (Loss) Earnings Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2011	2010	2009
Net (loss) income for basic and diluted earnings per share	$(179,789)	$23,980	$42,834

Shares of common stock and common stock equivalents:
Weighted average shares—basic	40,691	42,767	43,538
Effect of dilutive securities	—	729	480

Weighted average shares—diluted	40,691	43,496	44,018

(Loss) earnings per share:
Basic	$(4.42)	$0.56	$0.98

Diluted	$(4.42)	$0.55	$0.97

        The impact of all common stock equivalents on per share amounts for the year ended December 31, 2011 is anti-dilutive due to the fact that the Company is reporting a loss. At December 31, 2011, 2010, and 2009, approximately 2.0 million, 0.6 million, and 0.7 million share equivalents, respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

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

  Lease Commitments

        The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2021. Rent expense for each of the years ended December 31, 2011, 2010 and 2009 was $12.9, $14.0 million and $14.1 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2012	$13,879
2013	11,269
2014	6,312
2015	5,799
2016	5,808
2017 and thereafter	10,448

Total	$53,515

  Other Commitments

        Pursuant to employment arrangements, the Company is obligated to pay certain employees aggregate minimum compensation of $10.3 million as of December 31, 2011. In the event of termination of employment without cause prior to their respective expiration, these arrangements require the Company to pay separation payments totaling the lower of $10.3 million or the remaining minimum compensation due, net of payments made through the termination date.

        Pursuant to contracts expiring through 2016, the Company is obligated to purchase market data, maintenance and other services totaling $59.7 million.

(24) Segment Reporting

        The Company is organized into four operating segments through which the Company's chief operating decision makers manage the Company's business. The U.S. Operations segment provides trade execution, trade order management, network connectivity and research services. The Canadian Operations segment provides trade execution, network connectivity and research services. The European Operations segment provides trade execution, trade order management, network connectivity and research services and includes a technology research and development facility in Israel. The Asia Pacific Operations segment provides trade execution, network connectivity and research services.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
2011
Total revenues	$375,521	$85,550	$70,670	$40,296	$572,037
(Loss) income before income tax expense (1) (2)	(222,337)	20,035	2,263	(6,589)	(206,628)
Identifiable assets	1,351,062	83,453	336,454	407,100	2,178,069
Capital purchases	18,684	1,525	1,448	1,200	22,857
Depreciation and amortization	47,004	2,882	7,636	1,535	59,057
Share-based compensation	16,436	1,076	1,509	1,135	20,156
2010
Total revenues	$385,690	$78,479	$73,277	$33,308	$570,754
Income (loss) before income tax expense (3) (4)	45,000	21,119	4,043	(20,829)	49,333
Identifiable assets	1,486,022	113,356	404,789	526,686	2,530,853
Capital purchases	15,472	1,724	1,660	424	19,280
Depreciation and amortization	50,089	2,425	8,169	1,690	62,373
Share-based compensation	14,336	1,344	1,380	946	18,006
2009
Total revenues	$457,414	$70,767	$75,443	$29,445	$633,069
Income (loss) before income tax expense (5)	74,102	16,617	4,662	(18,930)	76,451
Identifiable assets	951,015	199,875	334,667	217,546	1,703,103
Capital purchases	9,570	1,822	2,948	891	15,231
Depreciation and amortization	50,256	1,898	6,720	1,872	60,746
Share-based compensation	13,327	695	1,562	399	15,983

(1)
Loss before tax expense for the U.S. Operations for 2011 includes the impact of a $229.3 million goodwill and other asset impairment charge.

(2)
(Loss) income before income tax expense in 2011 includes the impact of a $24.4 million restructuring charge to reduce costs. The segment breakdown of this charge is as follows: U.S. Operations—$22.5 million, Canadian Operations—$0.6 million, European Operations—$1.0 million and Asia Pacific Operations—$0.3 million.

(3)
Income before income tax expense for the U.S. Operations for 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives, restructuring charges of $2.3 million related to closing the Company's Westchester, NY office, and $2.4 million of acquisition related charges associated with the purchases of Majestic.

(4)
Loss before income tax expense for the Asia Pacific Operations for 2010 includes the impact of a $5.4 million impairment charge related to Australian goodwill and a restructuring charge of $2.1 million to close the Company's on-shore Japanese operations.

(5)
Income (loss) before income tax expense in 2009 includes the impact of a $25.4 million restructuring charge to reduce costs. The segment breakdown of this charge is as follows: U.S. Operations—$21.3 million, Canadian Operations—$2.6 million, European Operations—$0.1 million and Asia Pacific Operations—$1.4 million.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2011	2010	2009
Long-lived Assets at December 31,
United States	$360,309	$554,879	$502,612
Canada	6,873	7,237	6,576
Europe	40,052	42,121	43,581
Asia Pacific	3,162	3,132	10,283

Total	$410,396	$607,369	$563,052

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(25) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for the Company's quarterly operations in 2011 and 2010. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2011				(Unaudited) December 31, 2010
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$129,923	$149,419	$142,617	$150,078	$138,346	$130,396	$155,322	$146,690
Expenses:
Compensation and employee benefits	52,041	54,109	55,679	57,478	57,208	50,627	54,587	53,464
Transaction processing	20,632	24,840	23,104	23,026	21,746	19,401	23,581	20,659
Occupancy and equipment	15,282	14,904	15,063	14,942	15,316	14,423	14,969	15,197
Telecommunications and data processing services	13,960	14,559	14,870	15,071	14,108	12,759	12,971	13,635
Other general and administrative	22,705	23,181	22,762	22,160	22,516	21,652	21,928	28,157
Goodwill and other asset impairment	4,282	—	225,035	—	—	—	5,375	—
Restructuring charges	6,754	—	17,678	—	1,812	—	2,337	(87)
Acquisition related costs	—	—	2,523	—	2,409	—	—	—
Interest expense	625	636	494	270	83	158	206	224

Total expenses	136,281	132,229	377,208	132,947	135,198	119,020	135,954	131,249

(Loss) income before income tax expense	(6,358)	17,190	(234,591)	17,131	3,148	11,376	19,368	15,441
Income tax (benefit) expense	(2,686)	6,713	(38,448)	7,582	1,318	5,166	11,860	7,009

Net (loss) income	$(3,672)	10,477	$(196,143)	$9,549	$1,830	$6,210	$7,508	$8,432

Basic (loss) earnings per share	$(0.09)	$0.26	$(4.77)	$0.23	$0.04	$0.15	$0.17	$0.19

Diluted (loss) earnings per share	$(0.09)	$0.25	$(4.77)	$0.23	$0.04	$0.14	$0.17	$0.19

Basic weighted average number of common shares outstanding	39,624	40,615	41,112	41,435	41,636	42,407	43,226	43,827

Diluted weighted average number of common shares outstanding	39,624	41,271	41,112	42,180	42,538	42,941	43,704	44,415

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2011				(Unaudited) December 31, 2010
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	40.1	36.2	39.0	38.3	41.3	38.8	35.1	36.4
Transaction processing	15.9	16.6	16.2	15.3	15.7	14.9	15.2	14.1
Occupancy and equipment	11.8	10.0	10.6	10.0	11.1	11.1	9.6	10.4
Telecommunications and data processing services	10.7	9.7	10.4	10.0	10.2	9.8	8.4	9.3
Other general and administrative	17.5	15.5	16.0	14.8	16.3	16.6	14.1	19.2
Goodwill and other asset impairment	3.3	—	157.8	—	—	—	3.5	—
Restructuring charges	5.2	—	12.4	—	1.3	—	1.5	(0.1)
Acquisition costs	—	—	1.8	—	1.7	—	—	—
Interest expense	0.5	0.4	0.3	0.2	0.1	0.1	0.1	0.2

Total expenses	104.9	88.5	264.5	88.6	97.7	91.3	87.5	89.5

(Loss) income before income tax expense	(4.9)	11.5	(164.5)	11.4	2.3	8.7	12.5	10.5
Income tax (benefit) expense	(2.1)	4.5	(27.0)	5.1	1.0	4.0	7.6	4.8

Net (loss) income	(2.8)%	7.0%	(137.5)%	6.4%	1.3%	4.7%	4.9%	5.7%

(26) Subsequent Event

        On February 24, 2012, the Company entered into an office lease agreement (the "Lease") with Brookfield Properties OLP Co. LLC for approximately 132,000 square feet of office space in New York, New York (the "Premises") to which the Company intends to relocate its corporate headquarters. The initial term of the Lease will commence on or after May 1, 2012, on the date on which the Premises are ready for occupancy, and will expire approximately 16 years after the commencement date. The Company will not be required to pay rent for the 12-month period following the commencement date. Thereafter, the minimum rent payable by the Company will be approximately $484,337 per month for the following 5 years of the initial term, will increase to approximately $539,375 per month for the 5 years thereafter, and will increase again to approximately $594,414 per month through the expiration of the initial term. In addition, beginning on or about the first anniversary of the commencement date, the Company will be obligated to pay its proportionate share of the operating costs and property taxes for the Premises.

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2011.

        The effectiveness of ITG's internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, ITG's independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG's internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 28, 2012

Item 9B.    Other Information

        On February 24, 2012, the Company entered into an office lease agreement (the "Lease") with Brookfield Properties OLP Co. LLC (the "Lessor") for approximately 132,000 square feet of office space in New York, New York (the "Premises") to which the Company intends to relocate its corporate headquarters. The initial term of the Lease will commence on or after May 1, 2012, on the date on which the Premises are ready for occupancy, and will expire approximately 16 years after the commencement date. The Company will not be required to pay rent for the 12-month period following the commencement date. Thereafter, the minimum rent payable by the Company will be approximately $484,337 per month for the following 5 years of the initial term, will increase to approximately $539,375 per month for the 5 years thereafter, and will increase again to approximately $594,414 per month through the expiration of the initial term. In addition, beginning on or about the first anniversary of the commencement date, the Company will be obligated to pay its proportionate share of the operating costs and property taxes for the Premises.

        Under the terms of the Lease, the Company has the option to extend the Lease for up to two additional five-year terms, which would commence upon the expiration of the initial 16-year term. In the event the Company elects to extend the term of the Lease, the minimum monthly rent payable for the additional term(s) will be determined according to the then-prevailing market rate. In addition, the Company has the right of first offer to lease certain additional office space that becomes available in the building where the Premises is located at then-prevailing market rates, subject to certain conditions. Prior to occupancy, the Company plans to perform improvements to the Premises of which the Lessor will pay $8.6 million.

        The foregoing summary of the Lease does not purport to be complete and is qualified in its entirety by reference to the Lease, which is attached as Exhibit 10.48 to this Annual Report on Form 10-K for the year ended December 31, 2011.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

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
10.2	×
Credit Agreement, dated January 31, 2011 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A., as syndication agent, Bank of Montreal as document agent, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.3		Amended and Restated 1994 Stock Option and Long-Term Incentive Plan (incorporated by reference as Exhibit A to the 1997 Definitive Proxy Statement).
10.3.1
Investment Technology Group, Inc. Amended and Restated 1994 Stock Option and Long-Term Incentive Plan effective May 8, 2007 (incorporated by reference as Exhibit 10.2 to Form 10-Q dated November 8, 2007).
10.4		Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.3.2 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4.1		Amendment to Amended and Restated Non-Employee Directors' Stock Option Plan (incorporated by reference as Exhibit 10.1 to Form 8-K dated August 11, 2006).
10.5		Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 1.1 to Form 8-K dated January 25, 2006).
10.5.1		Amendment to Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.3 to Form 8-K dated August 11, 2006).
10.5.2		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5 to Form 10-Q dated November 8, 2007).
10.5.3		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.6		Form of Stock Option Agreement between the Company and Non Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.4 to Form 8-K dated August 11, 2006).

Exhibits Number	Description
10.6.1	Form of Amendment to Non-Employee Directors' Stock Option Agreements (incorporated by reference as Exhibit 10.2 to Form 8-K dated August 11, 2006).
10.7
Form of Restricted Share Unit Agreement between Investment Technology Group, Inc. and Non-Employee Directors of the Company (2006) (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 9, 2006).
10.8	Form of Amended and Restated Change in Control Agreement (incorporated by reference as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.9
Amended and Restated Restricted Share Agreement dated August 6, 2008 between Investment Technology Group, Inc. and Robert C. Gasser, (incorporated by reference as Exhibit 10.2 to Form 10-Q dated August 7, 2008).
10.10
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.11	Sixth Amended and Restated Stock Unit Award Program (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.11.1	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).
10.11.2	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program (incorporated by reference as Exhibit 10.14.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.11.3	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Form 8-K dated October 14, 2008).
10.12	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 5, 2009).
10.13
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.14
Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.1 to Form 10-Q dated August 7, 2008).
10.15
Amended and Restated Employment Agreement, dated April 20, 2010, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.16
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.17
Lease, dated July 11, 1990, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and Integrated Analytics Corporation, as assigned by Integrated Analytics Corporation to the Company (incorporated by reference as Exhibit 10.3.3 to Registration Statement).

Exhibits Number	Description
10.17.1	First Amendment to Lease, dated as of June 1, 1995, between AEW/LBA Acquisition Co. LLC (as successor to 400 Corporate Pointe, Ltd.) and the Company (incorporated by reference as Exhibit 10.5.7 to Annual Report on Form 10-K for the year ended December 31, 1996).
10.17.2
Second Amendment to Lease, dated as of December 5, 1996 between Arden Realty Limited Partnership and the Company (incorporated by reference as Exhibit 10.5.2 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.17.3
Third Amendment to Lease, dated as of March 13, 1998 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.17.4
Fourth Amendment to Lease, dated as of February 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.17.5
Fifth Amendment to Lease, dated June 29, 2000 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.5 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.17.6
Sixth Amendment to Lease, dated August 28, 2001 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.6 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.17.7
Seventh Amendment to Lease, dated December 15, 2004 between Arden Realty Finance Partnership, L.P. and the Company (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.17.8
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
10.18.1
First Amendment to Lease, dated as of April 1, 2000 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.5.6 to the Annual Report on Form 10-K for the year ended December 31, 2001).
10.18.2
Second Amendment to Lease, dated December 15, 2004 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.4.11 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.18.3
Third Amendment to Lease, dated November 29, 2005 between Arden Realty Finance IV, L.L.C. and the Company (incorporated by reference as Exhibit 10.4.12 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.19	Lease, dated October 4, 1996 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.19.1
First Supplemental Agreement, dated as of January 29, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.19.2
Second Supplemental Agreement, dated as of November 25, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibits Number	Description
10.19.3	Third Supplemental Agreement, dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.19.4
Fourth Supplemental Agreement, dated as of February 21, 2006 between TAG 380, LLC and the Company (incorporated by reference as Exhibit 10.4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.20
Form of Investment Technology Group, Inc. Nonqualified Stock Option Agreement for Employees (incorporated by reference as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.21	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.22
Form of Investment Technology Group, Inc. Performance Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.23	Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 5, 2010).
10.24	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.25	Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
10.26
Lease, dated as of August 15, 2000 between Boston Wharf Co. and The Macgregor Group, Inc. (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.26.1
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
10.27.1
Assignment of Lease, dated as of April 27, 1999 between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.1 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.27.2
Amendment to Lease, dated as of July 23, 2003, between Boston Wharf Co. and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.31.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.28	Office Lease Agreement, between MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated July 24, 2009 (incorporated by reference as Exhibit 10.1 to Form 10-Q dated November 5, 2009).

Exhibits Number		Description
10.28.1		Amendment to Office Lease Agreement, between MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated July 22, 2010 (incorporated by reference as Exhibit 10.31.1 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.28.2
Second Amendment to Office Lease Agreement, MA-100 High Street, L.L.C., and Investment Technology Group, Inc., dated September 20, 2010 (incorporated by reference as Exhibit 10.31.2 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.29
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
10.32
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan (incorporated by reference as Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.33
Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010) (incorporated by reference as Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.34	*	Separation Agreement, dated February 12, 2009 between Alasdair Haynes and Investment Technology Group, Inc. on behalf of Investment Technology Group Europe Limited.
10.35
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010) (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.36		Form of Amendment to Change in Control Agreement (incorporated by reference as Exhibit 10.4 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.37
Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2011) (incorporated by reference as Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.38
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2011) (incorporated by reference as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.39
Offer letter dated December 21, 2009 between Steven R. Vigliotti and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.40	*	Separation Agreement dated as of February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc.

Exhibits Number		Description
10.41		Transition Services Agreement dated February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.42 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.42
Investment Technology Group, Inc. Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (formerly the Equity Deferral Award Program Subplan) (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 8, 2011).
10.43	*	Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2012).
10.44	*	Form of KEEP Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2012).
10.45
Offer Letter dated as of September 14, 2011 between David J. Stevens and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 8, 2011).
10.46	*+	Retirement Agreement General Release, effective August 1, 2011 between Christopher Heckman and Investment Technology Group, Inc.
10.47	*	Lease, dated as of February 24, 2012, between Brookfield Properties OLP Co. LLC and Investment Technology Group, Inc.
21.1	*	Subsidiaries of Company.
23.1	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification.
31.2	*	Rule 13a-14(a) Certification.
32.1	*	Section 1350 Certification.

*
Filed herewith

×
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 28, 2011.

+
Portions of this agreement have been omitted pursuant to a revised request for confidential treatment filed on December 21, 2011.

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

Dated: February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	February 28, 2012
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	February 28, 2012
/s/ STEVEN R. VIGLIOTTI Steven R. Vigliotti	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	February 28, 2012
/s/ J. WILLIAM BURDETT J. William Burdett	Director	February 28, 2012
/s/ MINDER CHENG Minder Cheng	Director	February 28, 2012
/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	February 28, 2012
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	February 28, 2012
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	February 28, 2012
/s/ STEVEN S. WOOD Steven S. Wood	Director	February 28, 2012