Form 10-Q
period 2012-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2012-05-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2012

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

At April 20, 2012, the Registrant had 38,809,159 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Net, POSIT, POSIT Alert, and POSIT Marketplace are registered trademarks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.  MATCH Now is a servicemark of the Investment Technology Group, Inc. companies.

PRELIMINARY NOTES

When we use the terms “ITG,” the “Company,” “we,” “us” and “our,” we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” and the negative of these terms and other comparable terminology.

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, potential impairment charges related to goodwill and other long-lived assets, the volatility of our stock price, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, our ability to attract and retain talented employees and our ability to achieve cost savings from our cost reduction plans.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K, for the year ended December 31, 2011, which you are encouraged to read.  Our 2011 Annual Report on Form 10-K is also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$223,032	$284,188
Cash restricted or segregated under regulations and other	67,158	71,496
Deposits with clearing organizations	30,137	25,538
Securities owned, at fair value	6,385	5,277
Receivables from brokers, dealers and clearing organizations	1,575,268	871,315
Receivables from customers	1,465,403	472,509
Premises and equipment, net	42,661	43,023
Capitalized software, net	49,793	51,258
Goodwill	274,283	274,292
Other intangibles, net	38,467	39,594
Income taxes receivable	6,322	6,838
Deferred taxes	7,095	16,493
Other assets	22,191	16,248
Total assets	$3,808,195	$2,178,069

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$143,086	$181,224
Short-term bank loans	86,536	1,606
Payables to brokers, dealers and clearing organizations	1,893,413	1,079,773
Payables to customers	989,646	207,738
Securities sold, not yet purchased, at fair value	1,507	438
Income taxes payable	5,029	11,460
Deferred taxes	715	719
Term debt	22,259	23,997
Total liabilities	3,142,191	1,506,955

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,961,710 and 51,899,229 shares issued at March 31, 2012 and December 31, 2011, respectively	520	519
Additional paid-in capital	237,357	249,469
Retained earnings	658,802	653,344
Common stock held in treasury, at cost; 13,159,963 and 12,679,948 shares at March 31, 2012 and December 31, 2011, respectively	(241,717)	(240,559)
Accumulated other comprehensive income (net of tax)	11,042	8,341
Total stockholders’ equity	666,004	671,114
Total liabilities and stockholders’ equity	$3,808,195	$2,178,069

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Commissions and fees	$105,264	$118,676
Recurring	27,432	27,221
Other	3,679	4,181
Total revenues	136,375	150,078

Expenses:
Compensation and employee benefits	52,587	57,478
Transaction processing	22,223	23,026
Telecommunications and data processing services	15,067	15,071
Occupancy and equipment	14,649	14,942
Other general and administrative	22,677	22,160
Interest expense	678	270
Total expenses	127,881	132,947
Income before income tax expense	8,494	17,131
Income tax expense	3,036	7,582
Net income	$5,458	$9,549

Earnings per share:
Basic	$0.14	$0.23
Diluted	$0.14	$0.23

Basic weighted average number of common shares outstanding	39,112	41,435
Diluted weighted average number of common shares outstanding	40,303	42,180

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011

Net Income	$5,458	$9,549
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2,701	3,345
Net change in securities available for sale	—	(86)
Other comprehensive income	2,701	3,259
Comprehensive income	$8,159	$12,808

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2012

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2012	$—	$519	$249,469	$653,344	$(240,559)	$8,341	$671,114

Net income	—	—	—	5,458	—	—	5,458
Other comprehensive income						2,701	2,701
Issuance of common stock for restricted share awards (470,427 shares) and employee stock unit awards (71,610 shares), net of tax benefit decrease of $2.6 million	—	—	(10,699)	—	10,154	—	(545)
Awards classified to liability for cash settlement (259,840 shares)	—	—	(2,612)	—	—	—	(2,612)
Issuance of common stock for the employee stock purchase plan (62,481 shares)	—	1	601	—	—	—	602
Shares withheld for net settlement of share-based awards (202,052 shares)	—	—	—	—	(2,250)	—	(2,250)
Purchase of common stock for treasury (820,000 shares)	—	—	—	—	(9,062)	—	(9,062)
Share-based compensation	—	—	598	—	—	—	598
Balance at March 31, 2012	$—	$520	$237,357	$658,802	$(241,717)	$11,042	$666,004

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from Operating Activities:
Net income	$5,458	$9,549
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	14,314	14,630
Deferred income tax expense	6,774	12,966
Provision for doubtful accounts	533	(88)
Share-based compensation	1,810	3,021
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	5,140	801
Deposits with clearing organizations	(4,599)	(3,154)
Securities owned, at fair value	(1,108)	16,020
Receivables from brokers, dealers and clearing organizations	(696,406)	(684,674)
Receivables from customers	(969,906)	(89,824)
Accounts payable and accrued expenses	(42,482)	(49,442)
Payables to brokers, dealers and clearing organizations	797,421	375,128
Payables to customers	770,302	365,164
Securities sold, not yet purchased, at fair value	1,044	(16,489)
Income taxes receivable/payable	(5,919)	(9,175)
Other, net	(5,628)	(2,054)
Net cash used in operating activities	(123,252)	(57,621)

Cash flows from Investing Activities:
Acquisitions of subsidiaries, net of cash acquired	—	(144)
Capital purchases	(4,150)	(5,630)
Capitalization of software development costs	(6,929)	(9,266)
Proceeds from sale of investments	—	2,095
Net cash used in investing activities	(11,079)	(12,945)

Cash flows from Financing Activities:
Repayments of long term debt	(1,738)	—
Proceeds from borrowing under short-term bank loans	84,930	34,207
Debt issuance costs	—	(2,603)
Common stock issued	2,670	5,446
Common stock repurchased	(9,062)	(12,630)
Shares withheld for net settlements of share-based awards	(2,250)	(4,799)
Net cash provided by financing activities	74,550	19,621

Effect of exchange rate changes on cash and cash equivalents	(1,375)	947
Net decrease in cash and cash equivalents	(61,156)	(49,998)
Cash and cash equivalents — beginning of year	284,188	317,010
Cash and cash equivalents — end of period	$223,032	$267,012

Supplemental cash flow information
Interest paid	$691	$335
Income taxes paid	$2,146	$3,757

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) Investment Technology Group Limited, an institutional broker-dealer in Europe, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. (“ITG Investment Research”), a provider of independent data-driven investment research, and The Macgregor Group, Inc. (“Macgregor”), a provider of trade order management technology and network connectivity services for the financial community.

ITG is an independent research and execution broker that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through to settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. The Company is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

The Company’s reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 15, Segment Reporting). The U.S. Operations and European Operations segments provide trade execution, trade order management, network connectivity and research services. The European Operations segment also includes a technology research and development facility in Israel. The Canadian Operations and Asia Pacific Operations segments provide trade execution, network connectivity and research services.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in an effort to simplify goodwill impairment testing.  The amendments permit companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  This standard became effective for the Company on January 1, 2012, the adoption of which changed the Company’s process and procedures for its goodwill impairment testing, but did not have an impact on the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220).  Companies will have two choices of how to present items of net income, comprehensive income and total comprehensive income.  Companies can create one continuous statement of comprehensive income or two separate consecutive statements.  This standard became effective for the Company on

January 1, 2012, the adoption of which changed the presentation of the Company’s comprehensive income, but did not have an impact on the Company’s results of operations, financial position or cash flows.

(2) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, various methods are used including market, income and cost approaches. Based on these approaches, certain assumptions that market participants would use in pricing the asset or liability are used, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. Valuation techniques that are used maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, fair value measured financial instruments are categorized according to the fair value hierarchy prescribed by Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,532	$4,532	$—	$—
U.S. government money market mutual funds	113,152	113,152	—	—
Money market mutual funds	2,645	2,645	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	1,362	1,362	—	—
Mutual funds	5,023	5,023	—	—
Other assets
Currency forward contracts	5	—	5	—
Total	$126,719	$126,714	$5	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	$1,507	$1,507	$—	$—
Total	$1,507	$1,507	$—	$—

December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$2,041	$2,041	$—	$—
U.S. government money market mutual funds	110,901	110,901	—	—
Money market mutual funds	6,372	6,372	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	689	689	—	—
Mutual funds	4,588	4,588	—	—
Total	$124,591	$124,591	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	438	438	—	—
Total	$441	$438	$3	$—

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

The following table summarizes the changes in the Company’s liability balance related to the 2011 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2011	$4,530	$4,337	$8,867
Utilized - cash	(3,140)	(336)	(3,476)
Other	(4)	(11)	(15)
Balance at March 31, 2012	$1,386	$3,990	$5,376

The remaining accrued employee separation costs include cash severance payments, which will continue through August 2012 and the settlement of restricted share awards, which will continue through February 2014. The remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office, relocated the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million.

The following table summarizes the changes in the Company’s liability balance related to the 2010 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Consolidation of leased facilities	Total
Balance at December 31, 2011	$2,553	$2,553
Utilized—cash	(99)	(99)
Balance at March 31, 2012	$2,454	$2,454

The remaining accrued costs related to the vacated leased facilities will continue to be paid through December 2016.

2009 Restructuring

In the fourth quarter of 2009, the Company committed to a restructuring plan to reengineer its operating model to focus on a leaner cost structure.

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2011	$53	$235	$288
Utilized—cash	(26)	(178)	(204)
Other	—	—	—
Balance at March 31, 2012	$27	$57	$84

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

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at March 31, 2012and December 31, 2011.

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

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of the Company’s derivative instruments at March 31, 2012 and December 31, 2011 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Currency forward contracts	$5	$(3)
Total derivatives not designated as hedging instruments	5	(3)
Total derivatives	$5	$(3)

All currency forward contracts open at March 31, 2012 matured in April 2012.

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations for the three months ended March 31, 2012 and 2011, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Income (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2012	2011
Currency forward contracts	$(21)	$(118)
Total	$(21)	$(118)

(5) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”), (iii) funds relating to the collateralization of a letter of credit and a bank guarantee supporting a Macgregor lease, (iv) funds on deposit for European trade clearing and settlement activity, (v) segregated balances under a collateral account control agreement for the benefit of certain customers, and (vi) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Corporate stocks—trading securities	$1,362	$689	$1,507	$438
Mutual funds	5,023	4,588	—	—
Total	$6,385	$5,277	$1,507	$438

Trading securities owned and securities sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

Available-for-Sale Securities

Unrealized holding gains and losses for available-for-sale securities, net of tax effects, are reported in accumulated OCI until realized.  At March 31, 2012 and December 31, 2011, the Company did not hold any available-for-sale securities.  During the first quarter of 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million.

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

During the first quarter of 2012, uncertain tax positions in the U.S. were resolved for the 2005-2007 fiscal years resulting in a decrease in our liability of $0.2 million and the related deferred tax asset of $0.1 million.

The Company had unrecognized tax benefits for tax positions taken of $15.1 million and $14.5 million at March 31, 2012 and December 31, 2011, respectively.  The Company had accrued interest expense of $1.7 million and $1.6 million, net of related tax effects, related to our unrecognized tax benefits at March 31, 2012 and December 31, 2011, respectively.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2012 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2011	$245,105	$28,486	$701	$274,292
Currency translation adjustment	5	(14)	—	(9)
Balance as of March 31, 2012	$245,110	$28,472	$701	$274,283

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

At March 31, 2012, the U.S. and European reporting units were evaluated for impairment using the two-step test.  Based on the results of the interim Step one testing, no goodwill impairment was indicated as the fair value of the U.S. and European reporting units was determined to be in excess of their carrying value by 14% and 40%, respectively. Analysis was also performed examining the sensitivity of the fair values of the reporting units by using more stringent growth and discount rate scenarios relative to the initial assumptions used to see if the resulting impact on fair values would have resulted in a different Step one conclusion.  None of the outcomes of the sensitivity analyses performed led to a conclusion that goodwill was impaired.

The Hong Kong reporting unit was tested using the qualitative assessment option afforded under ASU 2011-08.  Based upon this assessment, it was concluded that it was not more likely than not that its fair value was less than its carrying value (therefore, the two-step test was not required).  This conclusion was reached based upon relevant events and circumstances including recent fair value testing (where fair value was substantially in excess of carrying value on a consistent basis), consistently improving regional financial performance and the outlook for the continued growth of electronic trading in the region.

While the Company has determined the estimated fair values of its reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that a reporting unit may become impaired in future periods as there can be no assurance that the estimates and assumptions made for purposes of goodwill interim impairment testing as of March 31, 2012 will prove to be accurate predictions of the future.  A “reasonable possibility” refers to a potential occurrence that is judged to be more than remote, but less than probable.  The Company will continue to monitor economic trends related to its business as well as re-examine the key assumptions used in it s impairment testing.

Other Intangible Assets

Acquired other intangible assets consisted of the following at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,358	$10,400	$1,293	5.0
Customer-related intangibles	27,851	5,051	27,851	4,497	13.1
Proprietary software	20,876	14,544	20,876	14,036	6.4
Trading rights	243	—	243	—	—
Other	50	—	50	—	—
Total	$59,420	$20,953	$59,420	$19,826

At March 31, 2012, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.1 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively, and was included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2012, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Broker-dealers	$550,607	$205,975	$799,105	$370,146
Clearing organizations	37,481	2,365	79,793	14,945
Securities borrowed	987,764	663,293	—	—
Securities loaned	—	—	1,014,515	694,682
Allowance for doubtful accounts	(584)	(318)	—	—
Total	$1,575,268	$871,315	$1,893,413	$1,079,773

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Customers	$1,467,028	$473,852	$989,646	$207,738
Allowance for doubtful accounts	(1,625)	(1,343)	—	—
Total	$1,465,403	$472,509	$989,646	$207,738

Securities Borrowed and Loaned

As of March 31, 2012, securities borrowed as part of the Company’s matched book operations with a fair value of $951.4 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Interest earned	$5,902	$3,351
Interest incurred	(4,505)	(2,417)
Net earned	$1,397	$934

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2012	December 31, 2011
Accrued research payables	$45,997	$50,721
Accrued compensation and benefits	21,869	50,666
Trade payables	18,904	17,790
Deferred revenue	15,242	15,493
Accrued restructuring	7,914	11,708
Deferred compensation	5,079	7,579
Accrued transaction processing	3,034	2,986
Other	25,047	24,281
Total	$143,086	$181,224

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At March 31, 2012, there was $86.5 million outstanding under these facilities at a weighted average interest rate of approximately 1.6%, primarily associated with European settlement transactions.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a three-year committed credit agreement for up to $150 million entered into with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent in January 2011 (the “Credit Agreement”).

At March 31, 2012, there were no amounts outstanding under the Credit Agreement.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2012	2011
Three Months Ended
Net income for basic and diluted earnings per share	$5,458	$9,549
Shares of common stock and common stock equivalents:
Weighted average shares - basic	39,112	41,435
Effect of dilutive securities	1,191	745
Weighted average shares - diluted	40,303	42,180
Earnings per share:
Basic	$0.14	$0.23
Diluted	$0.14	$0.23

Earnings per share computations for the three months ended March 31, 2012 and 2011 did not include anti-dilutive equity awards of approximately 430,000 and 568,000 shares, respectively.

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2012
Currency translation adjustment	$11,042	$—	$11,042
Total	$11,042	$—	$11,042

December 31, 2011
Currency translation adjustment	$8,341	$—	$8,341
Total	$8,341	$—	$8,341

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

(14) Net Capital Requirement

ITG Inc., AlterNet and ITG Derivatives are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.  ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000 and $1.0 million, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at March 31, 2012 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$74,080	$73,080
AlterNet	4,884	4,704
ITG Derivatives	3,786	2,786

As of March 31, 2012, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2012, is summarized in the following table (dollars in thousands):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$45,887	$45,386
European Operations
Europe	43,071	13,987
Asia Pacific Operations
Australia	22,061	6,542
Hong Kong	30,930	5,693
Singapore	375	196

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2011.  The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology-related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction. Recurring revenues are principally attributed based upon the location of the client using the respective service.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended March 31, 2012
Total revenues	$84,589	$20,831	$20,127	$10,828	$136,375
Income (loss) before income tax expense	3,353	3,862	2,485	(1,206)	8,494
Identifiable assets	1,657,150	95,324	994,500	1,061,221	3,808,195
Three Months Ended March 31, 2011
Total revenues	$100,511	$21,839	$18,375	$9,353	$150,078
Income (loss) before income tax expense	13,549	5,117	506	(2,041)	17,131
Identifiable assets	1,871,281	100,269	584,865	704,124	3,260,539

(16)                          Off-Balance Sheet Risk and Concentration of Credit Risk

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts. The Company also accesses certain clearing houses through the memberships of third parties. Associated with these memberships and third-party relationships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing houses. While the rules governing different exchange or clearing house memberships vary, in general the Company’s obligations would arise only if the exchanges and clearing houses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company’s condensed consolidated financial statements.

The Company’s customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing transactions such as securities loaned and short-term bank loans. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure.

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

Overview

ITG is an independent research and execution broker that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. ITG is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 15, Segment Reporting, to the condensed consolidated financial statements). The U.S. Operations and European Operations segments provide trade execution, trade order management, network connectivity and research services. The European Operations segment also includes a technology research and development facility in Israel. The Canadian Operations and Asia Pacific Operations segments provide trade execution, network connectivity and research services.

Sources of Revenues

Our revenues consist of commissions and fees, recurring and other.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services (including those to satisfy research obligations), (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and ATSs whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications and for our ITG Single Ticket Clearing settlement aggregation services. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (x) macro trends in the global equities markets that affect overall institutional equity trading activity, (y) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (z) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

Executive Summary for the Quarter Ended March 31, 2012

Consolidated Overview

Our business continues to feel the effects of the shift in investor behavior and declines in equity volumes since the 2008 financial crisis. Investor risk aversion remains heightened and continues to be fueled by uncertainties regarding the U.S. and global economies. The strong rally in stock valuations in the first quarter of 2012, with the Standard & Poor’s (S&P) 500 index increasing 12%, was accompanied by light volumes, a potential sign of the rally’s fragility. This risk aversion is further evidenced by additional outflows from domestic equity funds of $15 billion during the quarter, largely in favor of bond funds (according to the Investment Company Institute).  Over the course of the three-year period ended December 2011, the S&P 500 index increased 39% (and nearly doubled from its March 2009 low), while domestic equity funds experienced outflows of $258 billion.  A prolonged deleveraging in the U.S. has resulted in record levels of cash and U.S. Treasury securities held by households and financial institutions — a process likely exacerbated by an aging population moving into retirement age as these investors have a preference for perceived safety and liquidity.  This elevated level of liquidity suggests a large amount of cash sitting on the sidelines that would have otherwise been deployed in riskier investable assets such as equities.

Despite the lower activity in U.S. equity markets, our U.S. trading volumes were less than 1% below the level in the first quarter of 2011 due to a rise in incremental sell-side volume. Although the revenue per share on this incremental sell-side volume is substantially lower than the rates we derive from active fund manager clients, this incremental revenue, together with revenues we have attributed to ITG Investment Research, our improved international results, and our cost management efforts have lessened the impact of the unfavorable trading environment on our profitability. Our net income for the quarter was $5.5 million, or $0.14 per diluted share, compared to $9.5 million, or $0.23 per diluted share for the first quarter of 2011. Consolidated revenues of $136.4 million declined 9% from the $150.1 million generated in the first quarter of 2011.

The lower trading activity and prolonged outflows from domestic equity funds continue to shrink the pool of equity commissions, increasing competition among securities brokers.  In this environment, our strategy is to capture additional commission dollars through global product expansion and through our data-driven research offering, while maintaining a disciplined approach to expense management. As investor asset allocations away from equities are likely to remain a significant headwind for some time, we are proceeding cautiously given the lack of visibility as to when, and to what extent, conditions will become more favorable for our business. As we weather this period of uncertainty, we are focused on improving profitability while also maintaining flexibility to allocate additional resources to growth opportunities. The cost reduction measures we put in place in 2011 have helped to preserve profitability in the U.S., where expenses declined compared to the first quarter of 2011 despite the inclusion of incremental research costs from our June 2011 acquisition of Ross Smith Energy Group, Ltd. (“RSEG”).  The cost reductions also helped improve profitability in Europe, where expenses declined 1% while revenues grew 10% in comparison to the first quarter of 2011.

Consolidated expenses for the quarter were $127.9 million compared to $132.9 million in the first quarter of 2011, primarily due to our cost reduction efforts and to lower compensation costs associated with lower revenue levels. In the U.S., expenses were $81.2 million compared to $87.0 million during the first quarter of 2011 primarily due to lower compensation, transaction processing and infrastructure costs. Our non-U.S. expenses were $46.6 million during the current quarter compared to $46.0 million in the first quarter of 2011 due to $0.7 million of costs from our research operations and $0.6 million of higher variable transaction processing costs, offset in part by the impact of our cost saving measures.

Given the uncertainty surrounding U.S. equity trading activity, we will continue to pursue rigorous expense discipline to further improve our operating leverage and to maintain the flexibility we need to pursue selected growth opportunities. This approach will position us well for any cyclical or secular rises in equity volumes going forward.

Segment Discussions

Our U.S. average daily executed volumes were 190.0 million shares per day, down less than 1% versus the first quarter of 2011, outperforming the 14% decline in the overall combined average daily market volume of NYSE and NASDAQ-listed securities during the same period. While the outflows from domestic equity funds have continued to dampen our core active fund manager client volumes, strong flows from our sell-side client segment represent a larger share of our volume mix. Although the growing share of lower-priced sell-side flows has reduced our overall average revenue capture per share, we benefit significantly from both the incremental margin generated by using our excess capacity as well as from the enhanced liquidity provided to our buy-side client base. As these revenues only compensated in part for the reduced revenues from our core active fund manager clients, our U.S. commissions and fees declined 19% compared to the first quarter of 2011 to $61.4 million. In this environment, we are focused on leveraging our research offering and on continuing to manage our U.S. cost structure, where expenses were down 7% compared to the first quarter of 2011, despite the incremental costs from our energy research operations.

In Canada, average daily trading volumes on all Canadian markets declined 20% as compared to the first quarter of 2011.  Commission revenues in Canada were 9% lower compared to the first quarter of 2011, as higher revenue capture per share for clients using our desk services and the growing market share of our MATCH Now dark pool offset some of the impact from lower market volumes. Recurring revenues increased 60% over the first quarter of 2011 due to ITG Investment Research revenues and increased ITG Net connectivity revenues. As in the U.S., we plan to expand our market reach in Canada with research services.

In Europe, the effects of austerity and concerns about sovereign debt continue to weigh heavily on Euro zone countries, with more peripheral countries missing targets and investors nervous about equity growth potential. Despite rebounding from the low volumes in the previous quarter, market turnover was still 15% down versus the same quarter last year. However, large trading flows from some institutional clients that were repositioning their portfolios at the beginning of the year helped drive an increase in our European turnover and market share. With fierce competition in the agency broker space, we have focused on growing our market share with new business from lower-rate sell-side clients to generate incremental margins and provide enhanced liquidity to our traditional client base, and on managing costs to sustain profitability in this challenging and volatile environment. For the quarter, our European Operations earned a pre-tax profit of $2.5 million driven by growth in commissions and fees of 11% over the first quarter of 2011. The continuing uncertainty surrounding the economic climate in the region could have a significant impact on our near-term results.

In the first quarter, market turnover in the Asia Pacific markets rebounded from the sharp decline in the fourth quarter of 2011, but still remained below the first quarter of 2011.  ITG market share strengthened during the quarter due in part to the build-out of the ITG offering, including the introduction of POSIT Alert block crossing and continued growth of dark liquidity aggregation through POSIT Marketplace.  We are making continued progress in the region with 16% revenue growth over the comparable 2011 quarter and a further reduction in pre-tax losses. We view Asia Pacific as a significant opportunity for ITG as electronic trading continues to grow its market share across the region, while client demand for dark liquidity is also on the rise.

Capital Resource Allocation

In the first quarter, we returned $9.1 million, or 166% of earnings, to stockholders through the repurchase of 820,000 shares at an average price of $11.05. As we view our stock as an attractive investment at current levels, we continue to believe that share repurchases are an effective way to return capital to stockholders.

Results of Operations — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$61,366	$75,831	$(14,465)	(19)
Recurring	21,137	21,940	(803)	(4)
Other	2,086	2,740	(654)	(24)
Total revenues	84,589	100,511	(15,922)	(16)

Expenses:
Compensation and employee benefits	33,599	38,278	(4,679)	(12)
Transaction processing	11,552	12,946	(1,394)	(11)
Other expenses	35,407	35,468	(61)	—
Interest expense	678	270	408	151
Total expenses	81,236	86,962	(5,726)	(7)
Income before income tax expense	$3,353	$13,549	$(10,196)	(75)
Pre-tax margin	4.0%	13.5%	(9.5)%

Following the acquisition of RSEG in June 2011, the U.S. Operations in 2012 include revenues from RSEG’s U.S. clients, which comprise a majority of its client base, along with all of RSEG’s operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

Our U.S. trading volumes fell 1% from the first quarter of 2011, while overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) were 14% lower.  Compared to the overall market, our average daily volumes continue to benefit from our growing sell-side client business, which more than offset reduced flows from our core institutional accounts.

Our revenue capture per share rate remained at the $0.0044 level achieved in the fourth quarter of 2011 even though our sell-side client volume increased 14% sequentially as we benefitted in part from higher rates paid by research clients.  However, compared to the first quarter of 2011, we experienced an overall rate reduction of $0.0011 per share, reflecting significantly higher business originating from higher-turnover, lower-rate clients, including our sell-side client segment, coupled with continued weakness in trading activity from our core active fund manager clients. The sell-side client segment comprised 48% of our average daily volume in the first quarter, compared to 36% in the first quarter of 2011.  As a result, commissions and fees declined 19% in the quarter.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2012	2011	Change	% Change
Total trading volume (in billions of shares)	11.8	11.9	(0.1)	(1)
Trading volume per day (in millions of shares)	190.0	191.5	(1.5)	(1)
Average revenue per share	$0.0044	$0.0055	$(0.0011)	(20)
U.S. market trading days	62	62	—	—

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues declined 4% reflecting the impact of client attrition from our OMS product resulting in lower OMS subscription revenues and connectivity fees, partially offset by incremental investment research revenues from RSEG, which we acquired in June 2011.  A portion of the revenue attributable to ITG Investment Research is recognized as commissions and fees as certain clients pay for research services through trading flows as part of bundled commission arrangements. The use of this payment method is an important part of our research content strategy as it provides an opportunity for revenue synergies through the use of our trading products and a more flexible way to up-sell additional research.

Other revenues decreased $0.7 million as the first quarter of 2011 included a gain of $0.5 million on the sale of our entire common stock holdings in NYSE Euronext, Inc. as well as higher professional fees. These decreases were partially offset by an increase in stock borrow revenues from our matched book business in the first quarter of 2012.

Total expenses were 7% lower reflecting the impact of our ongoing cost reduction efforts and lower variable transaction processing costs, partially offset by incremental expenses from the inclusion of our RSEG acquisition in 2011. Excluding the $2.8 million of incremental expenses from RSEG, total expenses in the U.S. were down 10% compared to the first quarter of 2011 (see Non-GAAP Financial Measures).

Compensation and employee benefits decreased 12%, resulting from an 7% decrease in headcount largely attributable to our restructuring activities in the second quarter of 2011, and lower compensation costs associated with lower revenue levels.

Transaction processing costs were down 11% even though total trading volume was down only 1% due in part to lower execution costs as a result of an increase in the portion of trades being internally crossed through POSIT.

Other expenses remained flat quarter over quarter as cost savings resulting from the consolidation of leased facilities and other initiatives were offset by an increase in business development efforts.  During the fourth quarter of 2012, we expect to incur duplicate rent estimated at between $1.5 million and $2.0 million based upon the revised timing of when we expect to commence the build-out of our new headquarters in lower Manhattan, while we continue to occupy our existing headquarters in Midtown Manhattan.

Interest expense incurred in 2012 primarily relates to interest cost on our $25.5 million term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, as well as debt issuance cost amortization relating to both facilities.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$17,531	$19,350	$(1,819)	(9)
Recurring	1,939	1,212	727	60
Other	1,361	1,277	84	7
Total revenues	20,831	21,839	(1,008)	(5)

Expenses:
Compensation and employee benefits	6,483	6,345	138	2
Transaction processing	3,504	3,835	(331)	(9)
Other expenses	6,982	6,542	440	7
Total expenses	16,969	16,722	247	1
Income before income tax expense	$3,862	$5,117	$(1,255)	(25)
Pre-tax margin	18.5%	23.4%	(4.9)%

Currency translation decreased total Canadian revenues and expenses by $0.3 million and $0.2 million, respectively, resulting in a $0.1 million reduction to pre-tax income.

Average daily trading on all Canadian markets decreased approximately 20%, however, our commission and fee revenues fell only 9% as higher revenue capture per share for clients using our desk services and the growing market share of our MATCH Now dark pool offset some of the impact from lower market volumes and an unfavorable currency impact.

Recurring revenues increased due to Canadian client usage of ITG Investment Research services, which contributed $0.5 million in recurring revenues, as well as an increase in the number of billable connections in our ITG Net business.  The improvement in other revenues reflects a decrease in trading errors and client accommodations.

Compensation and employee benefits costs were relatively flat as an increase in stock-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock, was offset by a lower incentive-based compensation.

Transaction processing costs decreased as a higher percentage of our volume was executed in our MATCH Now dark pool, lowering execution costs.

The increase in other expenses was primarily driven by the addition of a $0.5 million allocated charge for investment research distribution rights.

European Operations

	Three Months Ended March 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$16,749	$15,093	$1,656	11
Recurring	3,296	3,235	61	2
Other	82	47	35	74
Total revenues	20,127	18,375	1,752	10

Expenses:
Compensation and employee benefits	7,682	7,950	(268)	(3)
Transaction processing	4,352	4,217	135	3
Other expenses	5,608	5,702	(94)	(2)
Total expenses	17,642	17,869	(227)	(1)
Income before income tax expense	$2,485	$506	$1,979	391
Pre-tax margin	12.3%	2.8%	9.5%

Currency translation decreased total European revenues and expenses by $0.4 million and $0.5 million, respectively, resulting in a $0.1 million increase to pre-tax income.

European commissions and fees increased 11% despite an unfavorable currency translation impact of $0.4 million. This was due in part to large trading flows from some institutional clients that were repositioning their portfolios at the beginning of the year.

Recurring revenues remained relatively unchanged from the prior year period as additional revenue from connectivity fees offset a reduction in subscription revenue generated by our OMS offering.  The improvement in other revenues reflects a decrease in client accommodations and some additional fees for professional consultancy services.

The decrease in compensation and employee benefits expenses was primarily driven by foreign currency fluctuations as reductions from lower headcount were offset by an increase in variable compensation associated with higher revenue levels.

Transaction processing costs as a percentage of commissions and fees declined reflecting lower execution costs as a result of an increase in the portion of trades being internally crossed through POSIT.

Other expenses were down 2% reflecting our continued focus on cost reductions in areas such as telecom and market data costs, as well as lower recruitment costs and lower research and development costs.  These initiatives were partially offset by increased costs related to investments in our London and Stockholm data centers built for the purpose of reducing latency.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$9,618	$8,402	$1,216	14
Recurring	1,060	834	226	27
Other	150	117	33	28
Total revenues	10,828	9,353	1,475	16

Expenses:
Compensation and employee benefits	4,823	4,905	(82)	(2)
Transaction processing	2,815	2,028	787	39
Other expenses	4,396	4,461	(65)	(1)
Total expenses	12,034	11,394	640	6
Loss before income tax expense	$(1,206)	$(2,041)	$835	(41)
Pre-tax margin	NA	NA	NA

Currency translation, primarily from the stronger Australian dollar, increased both total revenues and total expenses by $0.2 million, with virtually no effect on Asia Pacific pre-tax income.

Asia Pacific commissions and fees increased 14% over the prior year quarter driven largely by strong order flow by local clients trading into the region.  Our turnover in the region grew by 23% during the current quarter while overall market turnover in the key Asia Pacific markets where we operate decreased approximately 19% from the first quarter of 2011.

The growth in recurring revenues primarily reflects growth in the number of billable network connections in our ITG Net connectivity business.

The decrease in compensation and employee benefits costs reflects lower stock-based compensation. This savings was partially offset by the continued investment in staff to support the growing business and diversified product range.

Transaction processing costs increased due to the higher trading values compared to the prior year quarter as well as a higher proportion of trades being executed in costlier venues such as Japan and Indonesia, where we pay higher clearing and settlement costs than in Australia and Hong Kong.

The increase in other expenses reflects additional connectivity and market data fees related to business growth.

Consolidated income tax expense

Our effective tax rate was 35.7% in the first quarter of 2012 compared to 44.3% in the first quarter of 2011.  The decrease was attributable to an improvement in results from our international operations, including a reduction in the loss from our Asia Pacific operations where we have not been recording tax benefits as well as improved profitability in Europe, which is a lower tax jurisdiction for us. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At March 31, 2012, unrestricted cash and cash equivalents totaled $223.0 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2012, we had interest-bearing security deposits totaling $30.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2011, we established a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities.  In Europe, we maintain $28.1 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$5,458	$9,549
Non-cash items included in net income	23,431	30,529
Effect of changes in receivables/payables from/to customers and brokers	(98,589)	(34,206)
Effect of changes in other working capital and operating assets and liabilities	(53,552)	(63,493)
Net cash used in operating activities	$(123,252)	$(57,621)

The net decrease in operating cash flow during the first quarter of 2012 from receivables/payables from/to customers and brokers primarily related to European settlement activities at March 31, 2012, which were financed by a short-tem bank loan of $86.5 million. We also typically have a decrease in operating cash flow during the first quarter from other working capital and operating assets and liabilities from the payment of the cash portion of our incentive compensation program for the prior year.

In the normal course of our clearing and settlement activities worldwide, cash is typically used to fund restricted or segregated cash accounts (under regulations and other), broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables/payables from/to customers and brokers. The cash requirements vary from day to day depending on volume transacted and customer trading patterns.

Investing Activities

Net cash used in investing activities of $11.1 million includes our investment in capitalizable software development projects and computer hardware, software and facilities.

Financing Activities

Net cash provided by financing activities of $74.6 million primarily reflects short-term bank borrowings from overdraft facilities arising from international clearing and the reduction of deferred compensation amounts through issuances of our common stock, partially offset by repurchases of ITG common stock and shares withheld for net settlements of share-based awards.

During the first quarter of 2012, we repurchased approximately 1.0 million shares of our common stock at a cost of approximately $11.3 million, which was funded from our available cash resources. Of these shares, 820,000 were purchased under our Board of Directors’ authorization for a total cost of $9.1 million (average cost of $11.05 per share). An additional 202,052 shares repurchased ($2.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  The total remaining number of shares currently available for repurchase under ITG’s stock repurchase program as of March 31, 2012 was 3.1 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at March 31, 2012 for our U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$74,080	$73,080
AlterNet	4,884	4,704
ITG Derivatives	3,786	2,786

As of March 31, 2012, ITG Inc. had a $10.8 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2012, are summarized in the following table (dollars in thousands):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$45,887	$45,386
European Operations
Europe	43,071	13,987
Asia Pacific Operations
Australia	22,061	6,542
Hong Kong	30,930	5,693
Singapore	375	196

Liquidity and Capital Resource Outlook

Historically, our working capital, stock repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of strategic acquisitions, which at times have required long-term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our 2011 revolving credit agreement.  However, our ability to borrow additional funds may be inhibited by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms.

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

Disclosures of expenses excluding the impact of recent acquisitions, is provided to facilitate relevant period-to-period comparisons of the underlying change in expenses excluding this impact. This measure should be viewed in addition to, and not as an alternative to, the change in expenses determined in accordance with U.S. GAAP.

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

As of March 31, 2012, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2011.

Critical Accounting Estimates

The following describes an update to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2011.

Goodwill Impairment: Testing Methodology and Valuation Considerations

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, we performed our annual goodwill impairment testing in the fourth quarter of 2011 using carrying values as of October 1, 2011.  We also test goodwill for impairment between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying value.  At the time of our year-end interim test, the fair value of each of our reporting units was determined to be in excess of its carrying value by a minimum of 20 percent.  Although no impairment of goodwill was indicated during our annual testing or our year-end interim test, we continually monitor and evaluate the currently adverse business and competitive conditions that affect our operations for indicators of potential impairment.  As these adverse circumstances indicating potential impairment have not subsided, we performed an interim impairment test as of March 31, 2012.

In 2012, we adopted ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU 2011-08, a two-step test was required to assess goodwill for impairment. In Step one, the fair value of a reporting unit is compared to the reporting unit’s carrying amount. If the fair value is less than the carrying amount, Step two is used to measure the amount of goodwill impairment, if any.

Our U.S. and European reporting units were evaluated for impairment using the two-step test which employed the same valuation techniques used in our previous impairment valuations. Based on the results of our interim Step one testing, no goodwill impairment was indicated as the fair value of each of our U.S. and European reporting units was determined to be in excess of its carrying value. We also examined the sensitivity of the fair values of our reporting units by reviewing more stringent growth and discount rate scenarios relative to the initial assumptions we used to see if the resulting impact on fair values would have resulted in a different Step one conclusion.  None of the outcomes of the sensitivity analyses performed led us to conclude that our goodwill related to each of the U.S. and European reporting units is impaired.

A summary of the critical assumptions used in our March 31, 2012 Step one interim testing for our U.S. and European reporting units and the percent that the fair value of each reporting unit exceeds its carrying value, is as follows:

	Goodwill ($ in thousands)	Discount Rate	Terminal Growth Rate	% Reporting Unit Fair Value Exceeds its Carrying Value
U.S. Operations	$245,110	12.50%	5%	14%
European Operations	28,472	12.50%	5%	40%

Our Hong Kong reporting unit was tested using the qualitative assessment option afforded under ASU 2011-08.  Based upon this assessment we concluded that it was not more likely than not that its fair value was less than its carrying value (therefore, the two-step test was not required).  We reached this conclusion based upon relevant events and circumstances including recent fair value testing (where fair value was substantially in excess of carrying value on a consistent basis), consistently improving regional financial performance and our outlook for the continued growth of electronic trading in the region.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2011. There has been no material change in this information.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. In addition, our broker-dealers are regularly involved in reviews, inquiries, examinations, investigations and proceedings by government agencies and self-regulatory organizations regarding our business, which may result in judgments, settlements, fines, penalties, injunctions or other relief. Although there can be no assurances, at this time the Company believes, based on information currently available, that the outcome of any such proceeding, review, inquiry, examination and investigation will not have a material adverse effect on our consolidated financial position or results of operations.

1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2011. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2012, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2012
To: January 31, 2012	30,370	$10.91	—	3,922,640

From: February 1, 2012
To: February 29, 2012	552,967	10.85	401,800	3,520,840

From: March 1, 2012
To: March 31, 2012	438,715	11.36	418,200	3,102,640

Total	1,022,052	$11.07	820,000

(a) This column includes the acquisition of 202,052 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

In October 2011, our Board of Directors authorized the repurchase of 4.0 million shares. This authorization has no expiration date.

During the first quarter of 2012, we repurchased approximately 1.0 million shares of our common stock at a cost of approximately $11.3 million, which was funded from our available cash resources. Of these shares, 820,000 were purchased under our Board of Directors’ authorization for a total cost of $9.1 million (average cost of $11.05 per share). An additional 202,052 shares repurchased ($2.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2012, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 3.1 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)	EXHIBITS
	10.1*	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan

	10.2*	Form of Restricted Stock Unit Agreement (Annual Stock Units) between Investment Technology Group, Inc. and Non-Employee Directors of the Company (2012)

	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1*	Section 1350 Certification

	101	Interactive Data File

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant