Form 10-Q
period 2012-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2012-08-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2012

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

At July 31, 2012, the Registrant had 38,379,467 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, and POSIT are registered trademarks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.  MATCH Now is a servicemark of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, the volatility of our stock price, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired and our ability to attract and retain talented employees.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$228,828	$284,188
Cash restricted or segregated under regulations and other	65,718	71,496
Deposits with clearing organizations	25,583	25,538
Securities owned, at fair value	5,763	5,277
Receivables from brokers, dealers and clearing organizations	944,125	871,315
Receivables from customers	589,334	472,509
Premises and equipment, net	42,590	43,023
Capitalized software, net	47,691	51,258
Goodwill	—	274,292
Other intangibles, net	37,844	39,594
Income taxes receivable	6,919	6,838
Deferred taxes	34,534	16,493
Other assets	20,452	16,248
Total assets	$2,049,381	$2,178,069

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$148,069	$181,224
Short-term bank loans	8,415	1,606
Payables to brokers, dealers and clearing organizations	1,004,906	1,079,773
Payables to customers	440,396	207,738
Securities sold, not yet purchased, at fair value	1,757	438
Income taxes payable	8,659	11,460
Deferred taxes	382	719
Term debt	22,375	23,997
Total liabilities	1,634,959	1,506,955

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,961,710 and 51,899,229 shares issued at June 30, 2012 and December 31, 2011, respectively	520	519
Additional paid-in capital	239,575	249,469
Retained earnings	411,706	653,344
Common stock held in treasury, at cost; 13,595,310 and 12,679,948 shares at June 30, 2012 and December 31, 2011, respectively	(245,572)	(240,559)
Accumulated other comprehensive income (net of tax)	8,193	8,341
Total stockholders’ equity	414,422	671,114
Total liabilities and stockholders’ equity	$2,049,381	$2,178,069

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Commissions and fees	$94,883	$111,850	$200,147	$230,526
Recurring	28,034	26,514	55,466	53,735
Other	3,993	4,253	7,672	8,434
Total revenues	126,910	142,617	263,285	292,695

Expenses:
Compensation and employee benefits	49,540	55,679	102,127	113,157
Transaction processing	19,649	23,104	41,872	46,130
Occupancy and equipment	15,063	15,063	29,712	30,005
Telecommunications and data processing services	14,712	14,870	29,779	29,941
Other general and administrative	23,597	22,762	46,274	44,922
Goodwill impairment	274,285	225,035	274,285	225,035
Restructuring charges	—	17,678	—	17,678
Acquisition related costs	—	2,523	—	2,523
Interest expense	624	494	1,302	764
Total expenses	397,470	377,208	525,351	510,155
Loss before income tax benefit	(270,560)	(234,591)	(262,066)	(217,460)
Income tax benefit	(23,464)	(38,448)	(20,428)	(30,866)
Net loss	$(247,096)	$(196,143)	$(241,638)	$(186,594)

Loss per share:
Basic	$(6.40)	$(4.77)	$(6.22)	$(4.52)
Diluted	$(6.40)	$(4.77)	$(6.22)	$(4.52)

Basic weighted average number of common shares outstanding	38,607	41,112	38,859	41,272
Diluted weighted average number of common shares outstanding	38,607	41,112	38,859	41,272

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(247,096)	$(196,143)	$(241,638)	$(186,594)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(2,849)	797	(148)	4,142
Net change in securities available for sale	—	—	—	(86)
Other comprehensive (loss) income	(2,849)	797	(148)	4,056
Comprehensive loss	$(249,945)	$(195,346)	$(241,786)	$(182,538)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2012

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2012	$—	$519	$249,469	$653,344	$(240,559)	$8,341	$671,114

Net loss	—	—	—	(241,638)	—	—	(241,638)
Other comprehensive income						(148)	(148)
Issuance of common stock for restricted share awards (485,080 shares) and employee stock unit awards (71,610 shares), net of tax benefit decrease of $3.3 million	—	—	(12,216)	—	10,420	—	(1,796)
Awards classified to liability for cash settlement (259,840 shares)	—	—	(2,838)	—	—	—	(2,838)
Issuance of common stock for the employee stock purchase plan (62,481 shares)	—	1	601	—	—	—	602
Shares withheld for net settlement of share-based awards (202,052 shares)	—	—	—	—	(2,250)	—	(2,250)
Purchase of common stock for treasury (1,270,000 shares)	—	—	—	—	(13,183)	—	(13,183)
Share-based compensation	—	—	4,559	—	—	—	4,559
Balance at June 30, 2012	$—	$520	$239,575	$411,706	$(245,572)	$8,193	$414,422

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from Operating Activities:
Net loss	$(241,638)	$(186,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	28,493	29,265
Deferred income tax expense	(21,725)	(27,686)
Provision for doubtful accounts	851	28
Share-based compensation	5,994	8,397
Non-cash restructuring charges	—	2,298
Goodwill impairment	274,285	225,035
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	6,067	1,228
Deposits with clearing organizations	(44)	(5,332)
Securities owned, at fair value	(487)	15,328
Receivables from brokers, dealers and clearing organizations	(71,548)	(938,730)
Receivables from customers	(114,187)	(507,424)
Accounts payable and accrued expenses	(37,394)	(23,334)
Payables to brokers, dealers and clearing organizations	(77,284)	252,617
Payables to customers	230,573	1,166,388
Securities sold, not yet purchased, at fair value	1,321	(16,167)
Income taxes receivable/payable	(2,885)	(5,891)
Other, net	(2,424)	(1,123)
Net cash used in operating activities	(22,032)	(11,697)

Cash flows from Investing Activities:
Acquisitions of subsidiaries, net of cash acquired	—	(36,185)
Capital purchases	(11,835)	(11,059)
Capitalization of software development costs	(13,008)	(18,342)
Proceeds from sale of investments	—	2,095
Net cash used in investing activities	(24,843)	(63,491)

Cash flows from Financing Activities:
(Repayments of) proceeds from long term debt	(3,477)	19,874
Proceeds from borrowing under short-term bank loans	6,809	25,469
Proceeds from sales-leaseback transaction	1,901	—
Debt issuance costs	—	(2,908)
Common stock issued	2,116	5,973
Common stock repurchased	(13,183)	(17,828)
Shares withheld for net settlements of share-based awards	(2,250)	(4,993)
Net cash (used in) provided by financing activities	(8,084)	25,587

Effect of exchange rate changes on cash and cash equivalents	(401)	1,423
Net decrease in cash and cash equivalents	(55,360)	(48,178)
Cash and cash equivalents — beginning of year	284,188	317,010
Cash and cash equivalents — end of period	$228,828	$268,832

Supplemental cash flow information
Interest paid	$1,392	$751
Income taxes paid	$4,155	$7,561

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

ITG is an independent execution and research broker that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through to settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. The Company is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in an effort to simplify goodwill impairment testing.  The amendments permit companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  This standard became effective for the Company on January 1, 2012, and did not have an impact on the Company’s results of operations, financial position or cash flows.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,533	$4,533	$—	$—
U.S. government money market mutual funds	128,877	128,877	—	—
Money market mutual funds	4,615	4,615	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	973	973	—	—
Mutual funds	4,790	4,790	—	—
Total	$143,788	$143,788	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	11	—	11	—
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	1,757	1,757	—	—
Total	$1,768	$1,757	$11	$—

December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$2,041	$2,041	$—	$—
U.S. government money market mutual funds	110,901	110,901	—	—
Money market mutual funds	6,372	6,372	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	689	689	—	—
Mutual funds	4,588	4,588	—	—
Total	$124,591	$124,591	$—	$—

Liabilities
Accounts payable and accrued expenses:
Currency forward contracts	$3	$—	$3	$—
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	438	438	—	—
Total	$441	$438	$3	$—

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

Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during the six months ended June 30, 2012 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using			Total
	June 30, 2012	Level 1	Level 2	Level 3	Losses
Goodwill — U.S. Operations	—	—	—	—	245,103
Goodwill — European Operations	—	—	—	—	28,481
Goodwill — Asia Pacific Operations	—	—	—	—	701
Total	$—	$—	$—	$—	$274,285

Goodwill allocated to the Company’s U.S., European and Asia Pacific Operations reporting units was written down to their implied fair value of zero during the second quarter of 2012.

(3) Restructuring Charges

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

The following table summarizes the changes in the Company’s liability balance related to the 2011 restructuring plans, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2011	$4,530	$4,337	$8,867
Utilized - cash	(4,232)	(551)	(4,783)
Other	(14)	(21)	(35)
Balance at June 30, 2012	$284	$3,765	$4,049

The remaining accrued employee separation costs include cash severance payments, which will continue through August 2012 and the settlement of restricted share awards, which will continue through February 2014. The remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office, relocated the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million.  During 2011, an additional $0.8 million was recorded after the Company revaluated the potential of subleasing the vacated office space.

The following table summarizes the changes in the Company’s liability balance related to the 2010 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Consolidation of leased facilities	Total
Balance at December 31, 2011	$2,553	$2,553
Utilized—cash	(163)	(163)
Balance at June 30, 2012	$2,390	$2,390

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

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2011	$53	$235	$288
Utilized—cash	(26)	(220)	(246)
Balance at June 30, 2012	$27	$15	$42

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

Economic Hedges

The Company enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at June 30, 2012 or December 31, 2011.

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

Fair Values and Effects of Derivatives Held

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The following table summarizes the fair values of the Company’s derivative instruments at June 30, 2012 and December 31, 2011 (dollars in thousands).  There were no derivatives designated as hedging instruments in either period.

	Asset / (Liability) Derivatives
	Fair Value
	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Currency forward contracts	$(11)	$(3)
Total derivatives not designated as hedging instruments	(11)	(3)
Total derivatives	$(11)	$(3)

All currency forward contracts open at June 30, 2012 matured in July 2012.

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations at June 30, 2012 and 2011, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Operations (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2012	2011
Three Months Ended
Currency forward contracts	$164	$(62)
Total	$164	$(62)

Six Months Ended
Currency forward contracts	$143	$(180)
Total	$143	$(180)

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

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Corporate stocks—trading securities	$973	$689	$1,757	$438
Mutual funds	4,790	4,588	—	—
Total	$5,763	$5,277	$1,757	$438

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

Available-for-Sale Securities

Unrealized holding gains and losses for available-for-sale securities, net of tax effects, are reported in accumulated OCI until realized.  At June 30, 2012 and December 31, 2011, the Company did not hold any available-for-sale securities.  During the first half of 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million.

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

During the six months ended June 30, 2012, uncertain tax positions in the U.S. were resolved for the 2005-2007 fiscal years resulting in a decrease in our liability of $0.2 million and the related deferred tax asset of $0.1 million.

The Company had unrecognized tax benefits for tax positions taken of $15.3 million and $14.5 million at June 30, 2012 and December 31, 2011, respectively.  The Company had accrued interest expense of $1.9 million and $1.6 million, net of related tax effects, related to our unrecognized tax benefits at June 30, 2012 and December 31, 2011, respectively.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the period ended June 30, 2012 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2011	$245,105	$28,486	$701	$274,292
Impairment losses	(245,103)	(28,481)	(701)	(274,285)
Currency translation adjustment	(2)	(5)	—	(7)
Balance as of June 30, 2012	$—	$—	$—	$—

Goodwill impairment

The Company tests the carrying value of goodwill for impairment at least annually and more frequently if an event occurs or circumstances change that indicate a potential impairment has occurred. The impairment tests are conducted at the reporting unit level, which for the Company is based on geographic segments and not products and services.

During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in market capitalization, a decline in operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company’s industry.  As the indicators of potential impairment have not improved, the Company has continued to perform interim goodwill impairment testing at the end of each quarterly period.  All interim impairment tests apply the same valuation techniques and sensitivity analyses used in the Company’s annual impairment tests to updated cash flow and profitability forecasts.

Based upon tests performed during the second quarter of 2012, the Company recorded an impairment charge of $274.3 million in connection with the goodwill allocated to its U.S., European and Asia Pacific reporting units. This impairment charge reflects continued weakness in global institutional trading volumes and an increasingly uncertain outlook on near-term business fundamentals as well as the length and severity of the decline in global institutional equity market activity.  Consequently, the Company downwardly revised its earnings and cash flow forecasts to reflect adjusted expectations for a significantly slower and more prolonged decline in its global businesses and reduced the multiple used in its market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for the Canadian reporting unit that was well in excess of its carrying value (which does not include goodwill), the fair values for the U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating potential impairment of the goodwill held in these units and requiring step two impairment testing.  The step two valuation test yielded aggregate fair values for the tangible and (non-goodwill) intangible assets in each of these reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill.  As a result, goodwill in each of these reporting units was determined to be fully impaired requiring the Company to record a goodwill impairment charge.

Other Intangible Assets

Acquired other intangible assets consisted of the following at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,534	$10,400	$1,293	4.0
Customer-related intangibles	27,851	5,604	27,851	4,497	13.1
Proprietary software	21,501	15,063	20,876	14,036	6.6
Trading rights	243	—	243	—	—
Other	50	—	50	—	—
Total	$60,045	$22,201	$59,420	$19,826

At June 30, 2012, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.2 million and $2.4 million for the three months and six months ended June 30, 2012, respectively, compared with $1.0 million and $2.0 million in the respective prior year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2012, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Broker-dealers	$336,388	$205,975	$386,666	$370,146
Clearing organizations	7,085	2,365	3,353	14,945
Securities borrowed	601,621	663,293	—	—
Securities loaned	—	—	614,887	694,682
Allowance for doubtful accounts	(969)	(318)	—	—
Total	$944,125	$871,315	$1,004,906	$1,079,773

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Customers	$590,817	$473,852	$440,396	$207,738
Allowance for doubtful accounts	(1,483)	(1,343)	—	—
Total	$589,334	$472,509	$440,396	$207,738

Securities Borrowed and Loaned

As of June 30, 2012, securities borrowed as part of the Company’s matched book operations with a fair value of $591.0 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest earned	$7,634	$6,328	$13,537	$9,680
Interest incurred	(6,147)	(5,003)	(10,652)	(7,420)
Net	$1,487	$1,325	$2,885	$2,260

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2012	December 31, 2011
Accrued research payables	$45,179	$50,721
Accrued compensation and benefits	29,658	50,666
Trade payables	20,797	17,790
Deferred revenue	14,092	15,493
Accrued restructuring	6,481	11,708
Deferred compensation	4,793	7,579
Accrued transaction processing	3,011	2,986
Other	24,058	24,281
Total	$148,069	$181,224

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At June 30, 2012, there was $8.4 million outstanding under these facilities at a weighted average interest rate of approximately 1.4%, primarily associated with European settlement transactions.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a three-year committed credit agreement for up to $150 million entered into with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent in January 2011 (the “Credit Agreement”).

At June 30, 2012, there were no amounts outstanding under the Credit Agreement.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30,
	2012	2011
Three Months Ended
Net loss for basic and diluted earnings per share	$(247,096)	$(196,143)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	38,607	41,112
Effect of dilutive securities	—	—
Average common shares used in diluted computation	38,607	41,112
Loss per share:
Basic	$(6.40)	$(4.77)
Diluted	$(6.40)	$(4.77)

Six Months Ended
Net loss for basic and diluted earnings per share	$(241,638)	$(186,594)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	38,859	41,272
Effect of dilutive securities	—	—
Average common shares used in diluted computation	38,859	41,272
Loss earnings per share:
Basic	$(6.22)	$(4.52)
Diluted	$(6.22)	$(4.52)

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	June 30,
	2012	2011
Three months ended	1,541	1,849
Six months ended	1,602	1,438

Since the Company reported losses for the three and six month periods ended June 30, 2012 and 2011, the impact of all common stock equivalents on per share amounts are not included in the calculation of diluted loss per share as they would be anti-dilutive.

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2012
Currency translation adjustment	$8,193	$—	$8,193
Total	$8,193	$—	$8,193

December 31, 2011
Currency translation adjustment	$8,341	$—	$8,341
Total	$8,341	$—	$8,341

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

Net capital balances and the amounts in excess of required net capital at June 30, 2012 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$101.3	$100.3
AlterNet	4.9	4.7
ITG Derivatives	4.1	3.1

As of June 30, 2012, ITG Inc. had a $10.9 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2012, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$39.5	$39.0
European Operations
Europe	44.6	22.9
Asia Pacific Operations
Australia	6.7	2.1
Hong Kong	31.0	20.7
Singapore	0.4	0.2

(15) Segment Reporting

The Company is organized into four operating segments through which the Company’s chief operating decision-makers manage the Company’s business. The U.S. Operations and European Operations segments provide trade execution, trade order management, network connectivity and research services. The European Operations segment also includes a technology research and development facility in Israel. The Canadian Operations and Asia Pacific Operations segments provide trade execution, network connectivity and research services.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)(2)(3)(4)	Canadian Operations	European Operations (1)	Asia Pacific Operations (1)	Consolidated
Three Months Ended June 30, 2012
Total revenues	$81,915	$20,319	$15,492	$9,184	$126,910
(Loss) income before income tax (benefit) expense	(243,909)	3,521	(27,723)	(2,449)	(270,560)
Identifiable assets	1,020,351	79,839	540,833	408,358	2,049,381
Three Months Ended June 30, 2011
Total revenues	$93,893	$20,828	$17,501	$10,395	$142,617
(Loss) income before income tax (benefit) expense	(236,250)	4,526	(906)	(1,961)	(234,591)
Identifiable assets	1,302,240	118,814	1,761,016	620,511	3,802,581

Six Months Ended June 30, 2012
Total revenues	$166,504	$41,150	$35,619	$20,012	$263,285
(Loss) income before income tax (benefit) expense	(240,556)	7,383	(25,238)	(3,655)	(262,066)
Six Months Ended June , 2011
Total revenues	$194,404	$42,667	$35,876	$19,748	$292,695
(Loss) income before income tax (benefit) expense	(222,701)	9,643	(400)	(4,002)	(217,460)

(1)         Loss before income tax benefits for the three and six months ended June 30, 2012 includes the impact of goodwill impairment charges of $245.1 million, $28.5 million and $0.7 million for the U.S., European and Asia Pacific Operations, respectively.

(2)         Loss before income tax benefits for the three and six months ended June 30, 2011 includes the impact of restructuring charges of $15.4 million, $0.7 million, $1.2 million and $0.3 million for the U.S., Canadian, European and Asia Pacific Operations, respectively.

(3)         Loss before income tax benefits for the three and six months ended June 30, 2011 includes the impact of a $225.0 million goodwill impairment charge.

(4)         Loss before income tax benefits for the three and six months ended June 30, 2011 includes the impact of acquisition related costs of $2.5 million.

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

Overview

ITG is an independent execution and research broker that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. ITG is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

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

Commissions and fees are derived primarily from (i) commissions charged for trade execution services (including those to satisfy research obligations), (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and ATSs whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications and for our ITG Single Ticket Clearing Service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

Other revenues include: (i) income from principal trading, including the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies, (ii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iii) non-recurring consulting services, such as one-time implementation and customer training related activities, (iv) investment and interest income, (v) interest income on securities borrowed in connection with customers’ settlement activities and (vi) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

Expenses

Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, including cash and deferred share-based awards, as well as employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred stock-based awards, with only the cash portion, representing a lesser portion of our total compensation costs, expensed in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period-to-period based on revenue levels.

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

Other general and administrative expenses primarily include software amortization, consulting, business development, professional fees and intangible amortization.

Interest expense consists primarily of costs associated with outstanding debt and credit facilities.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” as such term is defined in SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain unique and/or non-recurring items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management’s control. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into our financial position and operating performance.

Adjusted expense and adjusted net income disclosures excluding certain non-operating items are provided to facilitate the relevant period-to-period comparison of expenses and net income by excluding these unusual items that impact overall comparability. These non-GAAP measures should be viewed in addition to, and not as an alternative to, expenses and net loss as determined in accordance with U.S. GAAP.

Reconciliations of adjusted expenses and adjusted net income to expenses and net loss and related per share amounts as determined in accordance with U.S. GAAP are provided below.

Quarter Ended June 30, 2012:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$397,470	$325,824	$16,798	$43,215	$11,633
Less:
Goodwill impairment	274,285	245,103	—	28,481	701
Adjusted expenses	$123,185	$80,721	$16,798	$14,734	$10,932

U.S. GAAP net loss	$(247,096)
Net effect of goodwill impairment	248,963
Adjusted net income	$1,867

U.S. GAAP diluted loss per share	$(6.40)
Net effect of goodwill impairment	6.45
Adjusted diluted earnings per share	$0.05

Quarter Ended June 30, 2011:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$377,208	$330,143	$16,302	$18,407	$12,356
Less:
Acquisition related costs (a)	2,523	2,523
Goodwill impairment	225,035	225,035
Restructuring charges (b)	17,678	15,444	685	1,235	314
Adjusted expenses	$131,972	$87,141	$15,617	$17,172	$12,042

U.S. GAAP net loss	$(196,143)
Net effect of adjustments	201,976
Adjusted net income	$5,833

U.S. GAAP diluted loss per share	$(4.77)
Net effect of adjustments	4.91
Adjusted diluted earnings per share	$0.14

(a)         During the second quarter of 2011, we acquired Ross Smith Energy Group, Ltd., a Calgary-based independent provider of research on the oil and gas industry. In connection with the acquisition, we incurred approximately $2.5 million of acquisition related costs, including legal fees, contract settlement costs and other professional fees.

(b)         During the second quarter of 2011, we implemented a restructuring plan primarily focused on reducing employment costs. The cost reduction plan resulted in a restructuring charge totaling $17.7 million. These costs included employee separation and related costs of $17.4 million and lease consolidation costs of $0.3 million.

Executive Summary for the Quarter Ended June 30, 2012

Consolidated Overview

The economic recovery following the 2008 financial crisis continues to be slow with many economists recently lowering forecasts in light of continued elevated unemployment rates and concerns over sovereign debt levels. In this environment, our business continues to feel the effects of the broadly pessimistic investor sentiment along with a heightened skepticism of the integrity of financial markets, which was further impacted by the recent Facebook initial public offering. This is evidenced by additional outflows from domestic equity funds of $37 billion in the second quarter, bringing year-to-date outflows to over $52 billion and cumulative outflows since the beginning of 2009 to more than $300 billion (according to the Investment Company Institute). Market-wide equity trading activity continued to be sluggish in the U.S. and was down sharply during the second quarter in the international regions that we operate in, impacting our revenues and our results. Our adjusted net income (see Non-GAAP Financial Measures) for the quarter was $1.9 million, or $0.05 per diluted share, compared to $5.8 million, or $0.14 per diluted share for the second quarter of 2011. Consolidated revenues of $126.9 million declined 11% from the $142.6 million generated in the second quarter of 2011.  As a result of the items in the table detailed above in Non-GAAP Financial Measures, we incurred a net loss on a U.S. GAAP basis of $247.1 million, or ($6.40) per diluted share, for the second quarter compared to a net loss on a U.S. GAAP basis of $196.1 million, or ($4.77) per diluted share, during the second quarter of 2011.

Lower trading activity and prolonged outflows from domestic equity funds continue to shrink the pool of equity commissions and increase the competition among securities brokers.  We continue to pursue our strategy of capturing additional commission dollars through global product expansion and through our data-driven research offering, while maintaining a disciplined approach to expense management. While investor asset allocations continue to move away from equities, we are proceeding cautiously given the lack of visibility as to when, and to what extent, conditions will become more favorable for our business. As we weather this period of uncertainty, we are focused on improving profitability while also maintaining flexibility to allocate resources to growth opportunities. The cost reduction measures we put in place in 2011 have helped to preserve profitability (excluding impairment charges) in the U.S. (see Non-GAAP Financial Measures), where expenses declined compared to the second quarter of 2011 despite the inclusion of incremental research costs from our June 2011 acquisition of Ross Smith Energy Group, Ltd. (“RSEG”).

In the second quarter, we recorded a charge of $274.3 million to fully impair our remaining goodwill, following an initial impairment charge of $225.0 million in the second quarter of 2011. This non-cash charge resulted from the weak trading environment and a decline in industry market multiples (see Critical Accounting Estimates) and has no impact on debt covenants, cash flows or day-to-day business operations.

Consolidated expenses for the quarter were $397.5 million compared to $377.2 million in the second quarter of 2011 primarily due to the higher goodwill impairment charge described above.  Adjusted expenses (see Non-GAAP Financial Measures) for the quarter were $123.2 million compared to adjusted expenses of $132.0 million in the second quarter of 2011.  In the U.S., adjusted expenses were $80.7 million compared to adjusted expenses of $87.1 million during the second quarter of 2011, declining primarily due to our cost reduction efforts and lower compensation and transaction processing costs, both associated with lower revenue levels. Similarly, our adjusted non-U.S. expenses declined to $42.5 million during the second quarter of 2012 compared to adjusted expenses of $44.8 million in the second quarter of 2011. As a result of the items in the table detailed above in Non-GAAP Financial Measures,  expenses on a U.S. GAAP basis in the U.S. were $325.8 million compared to expenses of $330.1 million during the second quarter of 2011. Similarly, our non-U.S. expenses increased to $71.6 million on a U.S. GAAP basis during the second quarter of 2012 compared to adjusted expenses of $47.1 million in the second quarter of 2011.

Given the uncertainty surrounding global equity trading activity, we will continue to pursue rigorous expense discipline to further improve our operating leverage and to maintain the flexibility we need to pursue selected growth opportunities. This approach will position us well for any cyclical or secular rises in equity volumes going forward.

Segment Discussions

Our U.S. average daily executed volumes were 183.0 million shares per day, down 4% versus the second quarter of 2011 and in-line with the 5% decline in the overall combined average daily market volume of NYSE and NASDAQ-listed securities during the same period. While the outflows from domestic equity funds have continued to dampen our core fund manager client volumes, the strong flows from our sell-side client segment have become a larger share of our volume mix. Although the growing share of lower-priced sell-side flows has reduced our overall average revenue capture per share, we benefit significantly from both the incremental margin generated by using our excess capacity as well as from the enhanced liquidity provided to our buy-side client base. As these revenues only compensated in part for the reduced revenues from our core fund manager clients, our U.S. commissions and fees declined 17% compared to the second quarter of 2011 to $58.5 million. In this environment, we are focused on leveraging our research offering and on continuing to manage our U.S. cost structure, where adjusted expenses (see Non-GAAP Financial Measures) were down 7% compared to the second quarter of 2011, despite the incremental costs from our energy research operations acquired in June 2011.

In Canada, average daily trading volumes on all Canadian markets declined 17% as compared to the second quarter of 2011.  Commission revenues in Canada were 9% lower compared to the second quarter of 2011, as higher revenue capture per share for clients using our desk services and the growing market share of our MATCH Now dark pool offset some of the impact from lower market volumes. Recurring revenues increased 54% over the second quarter of 2011 due to ITG Investment Research revenues and increased ITG Net connectivity revenues. As in the U.S., we plan to continue to expand our market reach in Canada with research services.

In Europe, institutional trading was lower in the second quarter with market activity down over 15% compared with the same quarter last year and 10% sequentially. The lack of a long-term solution to the European debt crisis and poor global economic data continue to dampen trading activity.  With fierce competition in the European agency brokerage space, we have focused on growing our market share with new business from sell-side clients to generate incremental margins and provide enhanced liquidity to our traditional client base, and on managing costs to sustain profitability in this challenging and volatile environment. While market activity fell, the additional sell-side liquidity attracted into POSIT helped improve our market share albeit at lower commission rates.  European commission revenues fell 14%, as higher revenue from sell-side accounts and from U.S. clients partially offset the reduced activity from European fund managers. Adjusted expenses (see Non-GAAP Financial Measures) were down 14% compared to the second quarter of 2011. The continuing uncertainty surrounding the economic climate in the region could continue to impact our near-term results.

While the Asia Pacific favorable long-term outlook still holds, particularly in relation to western economies, Asia Pacific remains linked to the world outlook as it is highly dependent on exports to the U.S. and Europe.  Despite favorable equity market volumes in the first quarter of 2012, the second quarter saw much lower trading activity in virtually all regional markets. Market-wide value traded in the region was down 23% compared to the second quarter of 2011 and 15% sequentially. Our Asia Pacific commissions and fees decreased 16% from the prior year quarter driven largely by lower executed value and lower average commission rates due to a higher portion of our executed value originating from lower-rate sell-side clients.  We continue to improve our market share in the region as our executed value in the region fell by only 9% year-over-year compared to the 23% decline market-wide. Adjusted expenses (see Non-GAAP Financial Measures) were down 9% compared to the second quarter of 2011. We view Asia Pacific as a significant opportunity for ITG as electronic trading continues to grow its market share across the region, while client demand for dark liquidity is also on the rise.

Capital Resource Allocation

In the second quarter, we returned $4.1 million, or 221% of adjusted earnings (see Non-GAAP Financial Measures), to stockholders through the repurchase of 450,000 shares at an average price of $9.16. As we view our stock as an attractive investment at current levels, we continue to believe that share repurchases are an effective way to return capital to stockholders.

Results of Operations — Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$58,488	$70,504	$(12,016)	(17)
Recurring	21,224	20,791	433	2
Other	2,203	2,598	(395)	(15)
Total revenues	81,915	93,893	(11,978)	(13)

Expenses:
Compensation and employee benefits	33,199	36,892	(3,693)	(10)
Transaction processing	10,852	13,439	(2,587)	(19)
Other expenses	36,046	36,316	(270)	(1)
Goodwill impairment	245,103	225,035	20,068	9
Restructuring charges	—	15,444	(15,444)	—
Acquisition related costs	—	2,523	(2,523)	—
Interest expense	624	494	130	26
Total expenses	325,824	330,143	(4,319)	(1)
Loss before income tax benefit	$(243,909)	$(236,250)	$(7,659)	3

Following the acquisition of RSEG in early June 2011, the U.S. Operations in the second quarter of 2012 includes a full quarter of revenues from RSEG’s U.S. clients, which comprise a majority of its client base, along with all of RSEG’s operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

Our U.S. trading volumes fell 4% from the second quarter of 2011, in-line with the 5% decline in the overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities).  While trading activity by fund managers continues to be weak, our average daily volumes continue to benefit from our growing sell-side client segment.

Our average revenue capture per share rate has remained steady since the fourth quarter of 2011 at $0.0044 even with the growing portion of lower-rate sell-side client volume over the same period as we benefitted from higher rates paid by research clients. However, compared to the second quarter of 2011, our rate per share declined $0.0007 reflecting a significantly higher volume from our lower-rate sell-side client segment, coupled with continued weakness in trading activity from our core fund manager clients. The sell-side client segment comprised 50% of our average daily volume in the second quarter, compared to 37% in the second quarter of 2011.  This business mix change, together with the decline in volume, resulted in commissions and fees declining 17% versus the comparable period last year.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2012	2011	Change	% Change
Total trading volume (in billions of shares)	11.5	12.0	(0.5)	(4)
Trading volume per day (in millions of shares)	183.0	191.1	(8.1)	(4)
Average revenue per share	$0.0044	$0.0051	$(0.0007)	(14)
U.S. market trading days	63	63	—	—

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues increased 2% from the full quarter impact of our RSEG acquisition which were offset by lower analytical product subscription revenues and connectivity fees.

Other revenues decreased $0.4 million due to a decrease in gains from temporary positions obtained in the course of our trading activities.

Total expenses of $325.8 million include a goodwill impairment charge of $245.1 million, while total expenses for the second quarter of 2011 of $330.1 million include the following: a goodwill impairment charge ($225.0 million), restructuring charges ($15.4 million) and acquisition related costs ($2.5 million).  Excluding these charges, adjusted expenses (see Non-GAAP Financial

Measures) were $80.7 million, compared to $87.1 million for the prior year quarter as savings from prior cost reduction initiatives offset incremental expenses from RSEG of $1.9 million.

Compensation and employee benefits decreased 10%, resulting from a 10% decrease in headcount largely attributable to our restructuring activities in the second quarter of 2011, and lower incentive compensation costs associated with lower revenue levels, partially offset by a reduction in capitalized compensation for software development.

Transaction processing costs were down 19%, outpacing the 4% decline in total trading volume, due in part to lower execution costs as a result of an increase in the portion of trades being internally crossed through POSIT.

Other expenses remained relatively unchanged from the second quarter of 2011 as cost savings resulting from the consolidation of leased facilities and other initiatives were offset by an increase in business development efforts, professional service fees and regulatory costs.  During the fourth quarter of 2012, we expect to incur duplicate rent estimated at between $1.5 million and $2.0 million based upon the revised timing of when we expect to commence the build-out of our new headquarters in lower Manhattan, while we continue to occupy our existing headquarters in midtown Manhattan.

In the second quarters of 2012 and 2011, we recorded goodwill impairment charges of $245.1 million and $225.0 million, respectively, reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples (see Critical Accounting Estimates).

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

Acquisition related costs were incurred in connection with the June 2011 acquisition of RSEG, consisting of $0.7 million in professional services, such as legal and accounting services, as well as $1.8 million in costs to terminate a distribution agreement with a third party, net of a $1.0 million recovery from RSEG’s former owners.

Interest expense incurred in 2012 primarily relates to interest cost on our $25.5 million term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, as well as debt issuance cost amortization relating to both facilities.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$16,230	$17,795	$(1,565)	(9)
Recurring	2,369	1,541	828	54
Other	1,720	1,492	228	15
Total revenues	20,319	20,828	(509)	(2)

Expenses:
Compensation and employee benefits	5,808	5,359	449	8
Transaction processing	2,961	3,503	(542)	(15)
Other expenses	8,029	6,755	1,274	19
Restructuring charges	—	685	(685)	—
Total expenses	16,798	16,302	496	3
Income before income tax expense	$3,521	$4,526	$(1,005)	(22)

Currency translation decreased total Canadian revenues and expenses by $0.9 million and $0.7 million, respectively, resulting in a $0.2 million reduction to pre-tax income.

Canadian commissions and fees declined 9%, while trading across all Canadian markets declined 17%.  Our favorable relative performance resulted from market share gains in our MATCH Now dark pool and higher revenue capture per share for clients using our trading desk services, partially offset by an unfavorable foreign exchange impact and rate compression on clients using our electronic trading services.

Recurring revenues increased due to Canadian client usage of investment research services for a full quarter in 2012 versus one month following the June 2011 acquisition of RSEG and an increase in the number of billable connections through ITG Net.  The improvement in other revenues is primarily a result of higher equities arbitrage revenues.

Compensation and employee benefits costs increased 8% primarily from new sales staff added to market the investment research product to Canadian clients.

Transaction processing costs decreased due to the impact of improved routing capabilities.

The increase in other expenses was primarily driven by the full quarter of investment research distribution charges versus one month in the second quarter of 2011 and increases in telecommunications and occupancy costs related to moving our Canadian data center.

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

European Operations

	Three Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$12,270	$14,185	$(1,915)	(14)
Recurring	3,237	3,268	(31)	(1)
Other	(15)	48	(63)	(131)
Total revenues	15,492	17,501	(2,009)	(11)

Expenses:
Compensation and employee benefits	5,809	7,817	(2,008)	(26)
Transaction processing	3,703	4,080	(377)	(9)
Other expenses	5,222	5,275	(53)	(1)
Goodwill impairment	28,481	—	28,481	—
Restructuring charges	—	1,235	(1,235)	—
Total expenses	43,215	18,407	24,808	135
Loss before income tax expense	$(27,723)	$(906)	$(26,817)	—

Currency translation decreased total European revenues and expenses (excluding the currency impact on the goodwill impairment) by $0.5 million and $0.8 million, respectively, resulting in a $0.3 million increase to adjusted pre-tax income (see Non-GAAP Financial Measures).

Despite a 15% decrease in market-wide turnover, our average daily notional value executed increased 12% over the prior year quarter due to an increase in sell-side client activity, which offset a decline from our core fund manager clients. As a result of this changing mix, we saw a decline in our average commission rate as sell-side accounts pay a lower rate and our commissions and fees declined 14%. Similar to our strategy in the U.S., we are looking to benefit from the growth in sell-side client activity by using excess capacity to generate incremental margins and to provide enhanced liquidity to our core fund manager client base.

Recurring and other revenues did not change materially from the prior year period.

The decrease in compensation and employee benefits expenses was primarily driven by reduced headcount, lower incentive compensation associated with lower revenues and foreign currency translation.

Transaction processing costs decreased even with a 12% growth in executed value due to a higher portion of trades crossed in POSIT.

Other expenses were down slightly as our continued focus on cost reductions in areas such as telecommunications and market data costs and professional fees were largely offset by higher costs related to investments in our London and Stockholm data centers built for the purpose of reducing latency, along with the impact of lower expense allocations from our Israeli development group to other operating segments.

In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the European Operations reporting unit (see Critical Accounting Estimates).

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$7,895	$9,366	$(1,471)	(16)
Recurring	1,204	914	290	32
Other	85	115	(30)	(26)
Total revenues	9,184	10,395	(1,211)	(12)

Expenses:
Compensation and employee benefits	4,724	5,611	(887)	(16)
Transaction processing	2,133	2,082	51	2
Other expenses	4,075	4,349	(274)	(6)
Goodwill impairment	701	—	701	—
Restructuring charges	—	314	(314)	—
Total expenses	11,633	12,356	(723)	(6)
Loss before income tax expense	$(2,449)	$(1,961)	$(488)	(25)

Currency translation, primarily from the weaker Australian dollar, decreased both total revenues and total expenses (excluding the currency impact on the goodwill impairment) by $0.2 million, having no effect on Asia Pacific adjusted pre-tax loss (see Non-GAAP Financial Measures).

Asia Pacific commissions and fees decreased 16% from the prior year quarter driven largely by lower executed value and lower average commission rates due to rate compression on activity from sell-side clients and a higher portion of executed value originating from the sell-side.  Our executed value in the region fell by only 9% during the current quarter while overall activity in the Asia Pacific markets where we operate decreased approximately 23% from the second quarter of 2011.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net.

The decrease in compensation and employee benefits costs reflects lower incentive compensation and stock-based compensation.

Despite lower executed value, transaction processing costs increased as a higher proportion of trades were executed in costlier venues such as Philippines and Taiwan, where we pay higher clearing and settlement costs than in Australia and Hong Kong.

The decrease in other expenses reflects facilities and telecommunications-related cost savings as well as lower allocated software development costs.

In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the Asia Pacific Operations reporting unit (see Critical Accounting Estimates).

The restructuring charges recorded in 2011 reflect lease abandonment charges.

Consolidated income tax expense

Our effective tax rate was 8.7% in the second quarter of 2012 compared to 16.4% in the second quarter of 2011.  The low effective tax rates in both the second quarters of 2012 and 2011 are directly attributed to the significant impairment charges in the U.S., Europe and Asia Pacific in 2012 and in the U.S. in 2011 which are either only partially or fully non-deductible.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$119,854	$146,335	$(26,481)	(18)
Recurring	42,361	42,731	(370)	(1)
Other	4,289	5,338	(1,049)	(20)
Total revenues	166,504	194,404	(27,900)	(14)

Expenses:
Compensation and employee benefits	66,798	75,170	(8,372)	(11)
Transaction processing	22,404	26,385	(3,981)	(15)
Other expenses	71,453	71,784	(331)	—
Goodwill impairment	245,103	225,035	20,068	9
Restructuring charges	—	15,444	(15,444)	—
Acquisition related costs	—	2,523	(2,523)	—
Interest expense	1,302	764	538	70
Total expenses	407,060	417,105	(10,045)	(2)
Loss before income tax benefit	$(240,556)	$(222,701)	$(17,855)	8

Following the acquisition of RSEG in early June 2011, the U.S. Operations in 2012 include a full period of revenues from RSEG’s U.S. clients, which comprise a majority of its client base, along with all of RSEG’s operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

Our U.S. trading volumes fell 3% from the first half of 2011, while overall U.S. equity volumes (as measured by the combined share volume in NYSE and NASDAQ-listed securities) were 10% lower.  While trading activity by fund managers continues to be weak, our average daily volumes continue to benefit from our growing sell-side client business, which offsets much of the reduced volume flows from our core fund manager clients.

In comparison to the first half of 2011, we experienced a $0.0009 per share overall rate compression reflecting significantly higher business originating from higher-turnover, lower-rate clients, including our sell-side client segment, coupled with continued weakness in trading activity from our core fund manager clients. The sell-side client segment comprised 49% of our average daily volume in the first half of 2012, compared to 37% in the first half of 2011.  This business mix change, together with the decline in volume, resulted in commissions and fees declining 18% versus the prior year period.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2012	2011	Change	% Change
Total trading volume (in billions of shares)	23.3	23.9	(0.6)	(3)
Trading volume per day (in millions of shares)	186.4	191.3	(4.9)	(3)
Average revenue per share	$0.0044	$0.0053	$(0.0009)	(17)
U.S. market trading days	125	125	—	—

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues declined 1% reflecting the impact of client attrition from our OMS product resulting in lower OMS subscription revenues and connectivity fees, partially offset by the impact of a full period of investment research revenues from RSEG, which we acquired in June 2011.

Other revenues decreased $1.0 million as the first half of 2011 included a gain of $0.5 million on the sale of our entire common stock holdings in NYSE Euronext, Inc. as well as gains from temporary positions obtained in the course of our trading activities and higher consulting fees. These decreases were partially offset by an increase in stock borrow revenues from our matched book business.

Total expenses for the first half of 2012 of $407.1 million include a goodwill impairment charge of $245.1 million, while total expenses for the first half of 2011 of $417.1 million include the following: a goodwill impairment charge of $225.0 million, restructuring charges of $15.4 million and acquisition related costs of $2.5 million.  Excluding these charges, adjusted expenses were $162.0 million, compared to $174.1 million.

Compensation and employee benefits decreased 11%, resulting from a comparable reduction in headcount largely attributable to our restructuring activities in the second quarter of 2011, and lower incentive compensation costs associated with lower revenue levels, partially offset by lower capitalized compensation for software development and higher severance charges.

Transaction processing costs were down 15%, outpacing the 3% decline in total trading volume, due in part to lower execution costs as a result of an increase in the portion of trades being internally crossed through POSIT.

Other expenses remained flat year over year as cost savings resulting from the consolidation of leased facilities and other initiatives were offset by an increase in business development efforts and regulatory costs.

In the second quarters of 2012 and 2011, we recorded goodwill impairment charges of $245.1 million and $225.0 million, respectively, reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples (see Critical Accounting Estimates).

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

Acquisition related costs were incurred in connection with the June 2011 acquisition of RSEG, consisting of $0.7 million in professional services, such as legal and accounting services, as well as $1.8 million in costs to terminate a distribution agreement with a third party, net of a $1.0 million recovery from RSEG’s former owners.

Interest expense incurred in 2012 primarily relates to interest cost on our $25.5 million term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, as well as debt issuance cost amortization relating to both facilities.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$33,761	$37,145	$(3,384)	(9)
Recurring	4,308	2,753	1,555	56
Other	3,081	2,769	312	11
Total revenues	41,150	42,667	(1,517)	(4)

Expenses:
Compensation and employee benefits	12,291	11,704	587	5
Transaction processing	6,465	7,338	(873)	(12)
Other expenses	15,011	13,297	1,714	13
Restructuring charges	—	685	(685)	—
Total expenses	33,767	33,024	743	2
Income before income tax expense	$7,383	$9,643	$(2,260)	(23)

Currency translation decreased total Canadian revenues and expenses by $1.2 million and $0.9 million, respectively, resulting in a $0.3 million reduction to pre-tax income.

Canadian commissions and fees declined 9%, while trading across all Canadian markets declined 19%.  Our favorable relative performance resulted from market share gains in our MATCH Now dark pool and higher revenue capture per share for clients using our trading desk services, partially offset by an unfavorable foreign exchange impact and rate compression on clients using our electronic trading services.

Recurring revenues increased due to Canadian client usage of investment research services for a full period in 2012, as well as an increase in the number of billable connections through ITG Net.  The improvement in other revenues reflects a decrease in trading errors and client accommodations.

Compensation and employee benefits costs increased due to an increase stock-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock and from new sales staff added to market the investment research product to Canadian clients, partially offset by lower incentive compensation.

Transaction processing costs decreased due to the impact of improved routing capabilities.

The increase in other expenses was primarily driven by a full period of investment research distribution charges, increases in telecommunications and occupancy costs related to moving the Canadian data center, as well as higher business development costs and software amortization.

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

European Operations

	Six Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$29,019	$29,278	$(259)	(1)
Recurring	6,533	6,503	30	—
Other	67	95	(28)	(29)
Total revenues	35,619	35,876	(257)	(1)

Expenses:
Compensation and employee benefits	13,491	15,767	(2,276)	(14)
Transaction processing	8,055	8,297	(242)	(3)
Other expenses	10,830	10,977	(147)	(1)
Goodwill impairment	28,481	—	28,481	—
Restructuring charges	—	1,235	(1,235)	—
Total expenses	60,857	36,276	24,581	68
Loss before income tax expense	$(25,238)	$(400)	$(24,838)	—

Currency translation decreased total European revenues and expenses (excluding the currency impact on the goodwill impairment) by $1.0 million and $1.3 million, respectively, resulting in a $0.3 million increase to adjusted pre-tax income (see Non-GAAP Financial Measures).

During the first half of 2012, we saw a 25% increase in executed value in Europe while overall market activity was down 15%. Since this growth was from lower rate sell-side clients and the activity from our core fund manager clients was down compared to the first half of 2011, our average commission rate was lower resulting in relatively flat European commissions and fees.

Recurring and other revenues did not change materially from the prior year period.

The decrease in compensation and employee benefits expenses was primarily driven by lower headcount and lower incentive compensation, partially offset by a decrease in capitalized compensation for software development.

Transaction processing costs were lower even with the increased trading activity described above due to a larger portion of trades crossed in POSIT during the first half of 2012.

Other expenses were down slightly reflecting our continued focus on cost reductions in areas such as telecommunications and market data costs, as well as lower recruitment costs and software amortization.  These reductions were partially offset by increased costs related to investments in our London and Stockholm data centers built for the purpose of reducing latency, along with the impact of lower allocations out from our Israeli development group.

In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the European Operations reporting unit (see Critical Accounting Estimates).

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$17,513	$17,768	$(255)	(1)
Recurring	2,264	1,748	516	30
Other	235	232	3	1
Total revenues	20,012	19,748	264	1

Expenses:
Compensation and employee benefits	9,547	10,516	(969)	(9)
Transaction processing	4,948	4,110	838	20
Other expenses	8,471	8,810	(339)	(4)
Goodwill impairment	701	—	701	—
Restructuring charges	—	314	(314)	—
Total expenses	23,667	23,750	(83)	—
Loss before income tax expense	$(3,655)	$(4,002)	$347	9

Currency translation had virtually no impact on Asia Pacific revenues or expenses, and thus to pre-tax income.

Asia Pacific commissions and fees remained relatively flat compared to the prior year as increased market share offset lower average commission rates due to rate compression on activity with sell-side clients and to a higher portion of executed value originating from the sell-side. Our executed value in the region grew by 5% during the first half of 2012 while overall activity in the Asia Pacific markets where we operate decreased approximately 21%.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net.

The decrease in compensation and employee benefits costs reflects lower incentive compensation and stock-based compensation.

Transaction processing costs increased due to the higher trading values compared to the prior year period as well as a higher portion of trades being executed in costlier venues such as Japan and Indonesia, where we pay higher clearing and settlement costs than in Australia and Hong Kong.

The decrease in other expenses reflects facilities and telecommunications-related cost savings as well as lower allocated software development costs, partially offset by an increase in market data to support business growth.

In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the Asia Pacific Operations reporting unit (see Critical Accounting Estimates).

The restructuring charges recorded in 2011 reflected lease abandonment charges.

Consolidated income tax expense

Our effective tax rate was 7.8% in the first half of 2012 compared to 14.2% in the first half of 2011.  The low effective tax rates in both periods are directly attributed to the significant impairment charges in the U.S., Europe and Asia Pacific in 2012 and in the U.S. in 2011 which are either only partially or fully non-deductible.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At June 30, 2012, unrestricted cash and cash equivalents totaled $228.8 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2012, we had interest-bearing security deposits totaling $25.6 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2011, we established a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities.  In Europe, we maintain $27.6 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2012	2011
Net loss	$(241,638)	$(186,594)
Non-cash items included in net loss	287,898	237,337
Effect of changes in receivables/payables from/to customers and brokers	(32,446)	(27,149)
Effect of changes in other working capital and operating assets and liabilities	(35,846)	(35,291)
Net cash used in operating activities	$(22,032)	$(11,697)

The net decrease in operating cash flow during the second quarter of 2012 from receivables/payables from/to customers and brokers primarily related to European settlement activities at June 30, 2012, which were partially financed by a short-term bank loan of $8.4 million. We also typically have a decrease in operating cash flow during the first half from other working capital and operating assets and liabilities from the payment of the cash portion of our incentive compensation program for the prior year.

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

Investing Activities

Net cash used in investing activities of $24.8 million includes our investment in capitalizable software development projects and computer hardware, software and facilities.  In the fourth quarter, we expect to commence the build-out of our new headquarters in lower Manhattan and anticipate that a portion of the related capital expenditures will be financed through debt.

Financing Activities

Net cash used in financing activities of $8.1 million primarily reflects repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt, offset by short-term bank borrowings from overdraft facilities arising from international clearing, proceeds from a sales-leasesback transaction and the reduction of deferred compensation amounts through issuances of our common stock.

In June 2012, $1.9 million was drawn on a master lease facility to finance purchased assets.  The lease is payable over 48 months in monthly installments of approximately $38,000 and accrues interest at an annualized rate of 3% plus the average one month LIBOR for dollar deposits. The master lease facility expired on June 30, 2012.

During the first half of 2012, we repurchased approximately 1.5 million shares of our common stock at a cost of approximately $15.5 million, which was funded from our available cash resources. Of these shares, 1.3 million were purchased under our Board of Directors’ authorization for a total cost of $13.2 million (average cost of $10.38 per share). An additional 202,052 shares repurchased ($2.3 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2012, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at June 30, 2012 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$101.3	$100.3
AlterNet	4.9	4.7
ITG Derivatives	4.1	3.1

As of June 30, 2012, ITG Inc. had a $10.9 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The regulatory capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2012, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$39.5	$39.0
European Operations
Europe	44.6	22.9
Asia Pacific Operations
Australia	6.7	2.1
Hong Kong	31.0	20.7
Singapore	0.4	0.2

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We are a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear, respectively, equities and/or derivative contracts.  Associated with our membership, we may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearinghouse memberships vary, in general, our guarantee obligations would arise only if the exchange had previously exhausted its resources.  The maximum potential payout under these memberships cannot be estimated.  We have not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believe that any potential requirement to make payments under these agreements is remote.

As of June 30, 2012, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

The impairment assessment requires management to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. As previously noted, our reporting units are based on geographic regions and not products and services. The fair values of our reporting units are determined by considering the income approach, and where appropriate, a combination of the income and market approaches to valuation.

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

At the time of our year-end interim test, the fair value of each of our reporting units was determined to be in excess of its carrying value by a minimum of 20 percent.  Although no impairment of goodwill was indicated during our annual or our year-end interim testing, we continually monitor and evaluate the currently adverse business and competitive conditions that affect our operations for indicators of potential impairment.  As these adverse circumstances indicating potential impairment have not subsided, we continued to perform quarterly interim impairment testing in 2012.

During the first two months of 2012, outflows from domestic equity funds moderated significantly, averaging less than $2 billion per month before spiking to nearly $12 billion in March.  This moderation followed outflows averaging $20 billion per month in the last six months of 2011.  These somewhat mixed indications caused us to adjust our March 31 cash flow and earnings forecasts below the levels projected during our 2011 year-end impairment testing.  These downwardly revised forecasts as well as current market data formed the basis upon which we performed our goodwill impairment testing at March 31. Based upon our quantitative and qualitative assessments, we concluded that none of the goodwill allocated to any of our reporting units was impaired at that time.

In the second quarter, industry conditions deteriorated further. Outflows from domestic equity funds re-accelerated while trading activity in major global equity markets fell further below prior year levels, driving our revenues below the levels projected in our March 31 forecast.  More significantly, the challenges previously experienced in our U.S. brokerage environment spread to our European and Asia Pacific businesses during the quarter, both of which reported second quarter revenues which were significantly below first quarter levels.  These developments cast a decidedly more uncertain outlook on our near term business fundamentals as well as the length and severity of the decline in global institutional equity market activity.  Consequently, we downwardly revised our earnings and cash flow forecasts to reflect our adjusted expectations for a significantly slower and more prolonged earnings recovery in our global businesses and reduced the multiple used in our market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for our Canadian reporting unit that was well above its carrying value (which does not include goodwill), the fair values for our U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating a potential impairment of the goodwill held in these units and requiring us to proceed to step two impairment testing.  Our step two valuation test yielded aggregate fair values for the tangible and (non-goodwill) intangible assets in our U.S., European and Asia Pacific reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill.  As a result, goodwill in each of these reporting units was determined to be fully impaired requiring us to record a total goodwill impairment charge of $274.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first six months of 2012, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2012
To: January 31, 2012	30,370	$10.91	—	3,922,640

From: February 1, 2012
To: February 29, 2012	552,967	10.85	401,800	3,520,840

From: March 1, 2012
To: March 31, 2012	438,715	11.36	418,200	3,102,640

From: April 1, 2012
To: April 30, 2012	—	—	—	3,102,640

From: May 1, 2012
To: May 31, 2012	450,000	9.16	450,000	2,652,640

From: June 1, 2012
To: June 30, 2012	—	—	—	2,652,640

Total	1,472,052	$10.50	1,270,000

(a) This column includes the acquisition of 202,052 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

In October 2011, our Board of Directors authorized the repurchase of 4.0 million shares. This authorization has no expiration date.

During the first half of 2012, we repurchased approximately 1.5 million shares of our common stock at a cost of approximately $15.5 million, which was funded from our available cash resources. Of these shares, 1.3 million were purchased under our Board of Directors’ authorization for a total cost of $13.2 million (average cost of $10.38 per share). An additional 202,052 shares repurchased ($2.3 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2012, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)	EXHIBITS

	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1**	Section 1350 Certification

	101	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant