Form 10-Q
period 2012-09-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2012-11-09
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2012

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

At October 24, 2012, the Registrant had 37,958,667 shares of common stock, $0.01 par value, outstanding.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, the volatility of our stock price, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired and our ability to attract and retain talented employees.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$262,890	$284,188
Cash restricted or segregated under regulations and other	66,176	71,496
Deposits with clearing organizations	23,461	25,538
Securities owned, at fair value	8,718	5,277
Receivables from brokers, dealers and clearing organizations	1,290,402	871,315
Receivables from customers	543,936	472,509
Premises and equipment, net	42,718	43,023
Capitalized software, net	45,994	51,258
Goodwill	—	274,292
Other intangibles, net	36,536	39,594
Income taxes receivable	9,658	6,838
Deferred taxes	36,156	16,493
Other assets	17,951	16,248
Total assets	$2,384,596	$2,178,069

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$152,564	$181,224
Short-term bank loans	15,439	1,606
Payables to brokers, dealers and clearing organizations	1,159,725	1,079,773
Payables to customers	601,042	207,738
Securities sold, not yet purchased, at fair value	4,730	438
Income taxes payable	11,509	11,460
Deferred taxes	368	719
Term debt	20,571	23,997
Total liabilities	1,965,948	1,506,955

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,037,011 and 51,899,229 shares issued at September 30, 2012 and December 31, 2011, respectively	520	519
Additional paid-in capital	243,913	249,469
Retained earnings	411,938	653,344
Common stock held in treasury, at cost; 14,078,344 and 12,679,948 shares at September 30, 2012 and December 31, 2011, respectively	(249,555)	(240,559)
Accumulated other comprehensive income (net of tax)	11,832	8,341
Total stockholders’ equity	418,648	671,114
Total liabilities and stockholders’ equity	$2,384,596	$2,178,069

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Commissions and fees	$89,795	$117,648	$289,942	$348,174
Recurring	26,707	28,548	82,173	82,283
Other	3,115	3,223	10,787	11,657
Total revenues	119,617	149,419	382,902	442,114

Expenses:
Compensation and employee benefits	47,135	54,109	149,262	167,266
Transaction processing	19,336	24,840	61,208	70,970
Occupancy and equipment	16,033	14,904	45,745	44,909
Telecommunications and data processing services	15,034	14,559	44,813	44,500
Other general and administrative	21,220	23,181	67,494	68,103
Goodwill impairment	—	—	274,285	225,035
Restructuring charges	—	—	—	17,678
Acquisition related costs	—	—	—	2,523
Interest expense	678	636	1,980	1,400
Total expenses	119,436	132,229	644,787	642,384
Income (loss) before income tax (benefit) expense	181	17,190	(261,885)	(200,270)
Income tax (benefit) expense	(51)	6,713	(20,479)	(24,153)
Net income (loss)	$232	$10,477	$(241,406)	$(176,117)

Earnings (loss) per share:
Basic	$0.01	$0.26	$(6.24)	$(4.29)
Diluted	$0.01	$0.25	$(6.24)	$(4.29)

Basic weighted average number of common shares outstanding	38,301	40,615	38,672	41,051
Diluted weighted average number of common shares outstanding	39,252	41,271	38,672	41,051

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$232	$10,477	$(241,406)	$(176,117)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	3,639	(7,716)	3,491	(3,574)
Net change in securities available for sale	—	—	—	(86)
Other comprehensive income (loss)	3,639	(7,716)	3,491	(3,660)
Comprehensive income (loss)	$3,871	$2,761	$(237,915)	$(179,777)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2012

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2012	$—	$519	$249,469	$653,344	$(240,559)	$8,341	$671,114

Net loss	—	—	—	(241,406)	—	—	(241,406)
Other comprehensive income						3,491	3,491
Issuance of common stock for restricted share awards (508,880 shares) and employee stock unit awards (71,610 shares), net of tax benefit decrease of $3.4 million	—	—	(12,758)	—	10,850	—	(1,908)
Awards classified to liability for cash settlement (259,840 shares)	—	—	(2,838)	—	—	—	(2,838)
Issuance of common stock for the employee stock purchase plan (137,782 shares)	—	1	1,130	—	—	—	1,131
Shares withheld for net settlement of share-based awards (208,886 shares)	—	—	—	—	(2,306)	—	(2,306)
Purchase of common stock for treasury (1,770,000 shares)	—	—	—	—	(17,540)	—	(17,540)
Share-based compensation	—	—	8,910	—	—	—	8,910
Balance at September 30, 2012	$—	$520	$243,913	$411,938	$(249,555)	$11,832	$418,648

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from Operating Activities:
Net loss	$(241,406)	$(176,117)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	42,655	44,176
Deferred income tax (benefit) expense	(23,465)	(28,864)
Provision for doubtful accounts	1,361	254
Share-based compensation	10,855	13,817
Non-cash restructuring charges	—	2,298
Goodwill impairment	274,285	225,035
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	6,444	698
Deposits with clearing organizations	2,077	(26,064)
Securities owned, at fair value	(3,307)	17,738
Receivables from brokers, dealers and clearing organizations	(408,129)	(215,331)
Receivables from customers	(61,084)	(229,721)
Accounts payable and accrued expenses	(34,472)	(18,651)
Payables to brokers, dealers and clearing organizations	67,140	(16,302)
Payables to customers	385,165	375,009
Securities sold, not yet purchased, at fair value	4,132	(17,896)
Income taxes receivable/payable	(2,739)	(5,160)
Other, net	43	(305)
Net cash provided by (used in) operating activities	19,555	(55,386)

Cash flows from Investing Activities:
Acquisitions of subsidiaries, net of cash acquired	—	(36,185)
Capital purchases	(16,152)	(16,369)
Capitalization of software development costs	(19,015)	(24,483)
Proceeds from sale of investments	—	2,095
Net cash used in investing activities	(35,167)	(74,942)

Cash flows from Financing Activities:
Proceeds from short-term bank loans	13,833	63,794
Proceeds from term loans	—	25,469
Repayments of term loans	(5,327)	(2,122)
Proceeds from sales-lease back transaction	1,901	2,571
Debt issuance costs	—	(2,908)
Common stock issued	2,660	9,232
Common stock repurchased	(17,540)	(28,204)
Shares withheld for net settlements of share-based awards	(2,306)	(5,312)
Net cash (used in) provided by financing activities	(6,779)	62,520

Effect of exchange rate changes on cash and cash equivalents	1,093	(1,731)
Net decrease in cash and cash equivalents	(21,298)	(69,539)
Cash and cash equivalents — beginning of year	284,188	317,010
Cash and cash equivalents — end of period	$262,890	$247,471

Supplemental cash flow information
Interest paid	$2,105	$1,472
Income taxes paid	$5,456	$9,528

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) Investment Technology Group Limited, an institutional broker-dealer in Europe, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc., a provider of independent data-driven investment research, and The Macgregor Group, Inc., a provider of trade order management technology and network connectivity services for the financial community.

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

In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220).  Companies will have two choices of how to present items of net income, comprehensive income and total comprehensive income.  Companies can create one continuous statement of comprehensive income or two separate consecutive statements.  This standard became effective for the Company on January 1, 2012, the adoption of which changed the presentation of the Company’s comprehensive income, but did not impact the Company’s results of operations, financial position or cash flows.

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

Level 2 includes financial instruments that are valued based upon observable market-based inputs.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,533	$4,533	$—	$—
U.S. government money market mutual funds	141,644	141,644	—	—
Money market mutual funds	6,826	6,826	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	3,984	3,984	—	—
Mutual funds	4,734	4,734	—	—
Total	$161,721	$161,721	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	4,730	4,730	—	—
Total	$4,730	$4,730	$—	$—

December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$2,041	$2,041	$—	$—
U.S. government money market mutual funds	110,901	110,901	—	—
Money market mutual funds	6,372	6,372	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	689	689	—	—
Mutual funds	4,588	4,588	—	—
Total	$124,591	$124,591	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	438	438	—	—
Total	$438	$438	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during the nine months ended September 30, 2012 and the resultant loss recorded (dollars in thousands):

	September 30,	Fair Value Measurements Using			Total
	2012	Level 1	Level 2	Level 3	Losses
Goodwill — U.S. Operations	—	—	—	—	245,103
Goodwill — European Operations	—	—	—	—	28,481
Goodwill — Asia Pacific Operations	—	—	—	—	701
Total	$—	$—	$—	$—	$274,285

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

The following table summarizes the changes in the Company’s liability balance related to the 2011 restructuring plans, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee Separation Costs	Consolidation of Leased Facilities	Total
Balance at December 31, 2011	$4,530	$4,337	$8,867
Utilized - cash	(4,390)	(1,069)	(5,459)
Other	(9)	(19)	(28)
Balance at September 30, 2012	$131	$3,249	$3,380

The remaining accrued employee separation costs reflect the settlement of restricted share awards, which will continue through February 2014. The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

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

The following table summarizes the changes in the Company’s liability balance related to the 2010 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Consolidation of Leased Facilities	Total
Balance at December 31, 2011	$2,553	$2,553
Utilized—cash	(261)	(261)
Balance at September 30, 2012	$2,292	$2,292

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

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

The following table summarizes the changes in the Company’s liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee Separation Costs	Consolidation of Leased Facilities	Total
Balance at December 31, 2011	$53	$235	$288
Utilized—cash	(26)	(220)	(246)
Balance at September 30, 2012	$27	$15	$42

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

Economic Hedges

The Company periodically enters into three month forward contracts to sell Euros and buy British Pounds to economically hedge against the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at September 30, 2012 or December 31, 2011.

When clients request trade settlement in a currency other than the currency in which the trade was executed, the Company enters into foreign exchange contracts in order to close out the resulting foreign currency position. The foreign exchange contracts are executed the same day as the underlying trade. As these contracts are not designated as hedges, the changes to their fair value are recognized immediately in income.

Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.  The fair values of the Company’s derivative instruments at September 30, 2012 and December 31, 2011 were not material.  There were no derivatives designated as hedging instruments in either period.

The following table summarizes the impact that derivative instruments not designated as hedging instruments under ASC 815 had on the results of operations at September 30, 2012 and 2011, which are recorded in other general and administrative expense in the Condensed Consolidated Statements of Operations (dollars in thousands).

	Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	2012	2011
Three Months Ended
Foreign exchange contracts	$58	$138
Total	$58	$138

Nine Months Ended
Foreign exchange contracts	$201	$(42)
Total	$201	$(42)

(5) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”), (iii) funds on deposit for European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Corporate stocks—trading securities	$3,984	$689	$4,730	$438
Mutual funds	4,734	4,588	—	—
Total	$8,718	$5,277	$4,730	$438

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

Available-for-Sale Securities

Unrealized holding gains and losses for available-for-sale securities, net of tax effects, are reported in accumulated OCI until realized.  At September 30, 2012 and December 31, 2011, the Company did not hold any available-for-sale securities.  During the first nine months of 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million.

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

During the nine months ended September 30, 2012, uncertain tax positions in the U.S. were resolved for the 2005-2011 fiscal years resulting in a decrease in our liability of $1.7 million and the related deferred tax asset of $.7 million.

The Company had unrecognized tax benefits for tax positions taken of $13.7 million and $14.5 million at September 30, 2012 and December 31, 2011, respectively.  The Company had accrued interest expense of $1.9 million and $1.6 million, net of related tax effects, related to our unrecognized tax benefits at September 30, 2012 and December 31, 2011, respectively.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the period ended September 30, 2012 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance as of December 31, 2011	$245,105	$28,486	$701	$274,292
Impairment losses	(245,103)	(28,481)	(701)	(274,285)
Currency translation adjustment	(2)	(5)	—	(7)
Balance as of September 30, 2012	$—	$—	$—	$—

Goodwill impairment

Prior to the full goodwill impairment charge taken in the second quarter of 2012, the Company tested the carrying value of goodwill for impairment at least annually and more frequently if an event occurred or circumstances changed that indicated a potential impairment had occurred. The impairment tests were conducted at the reporting unit level, which for the Company is based on geographic segments and not products and services.

During 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in market capitalization, a decline in operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company’s industry.  As the indicators of potential impairment did not improve, the Company continued to perform interim goodwill impairment testing at the end of each quarterly period through the second quarter of 2012.  All interim impairment tests applied the same valuation techniques and sensitivity analyses used in the Company’s annual impairment tests to updated cash flow and profitability forecasts.

Based upon tests performed during the second quarter of 2012, the Company recorded an impairment charge of $274.3 million in connection with the goodwill allocated to its U.S., European and Asia Pacific reporting units. This impairment charge reflects continued weakness in global institutional trading volumes and an increasingly uncertain outlook on near-term business fundamentals as well as the length and severity of the decline in global institutional equity market activity.  Consequently, the Company downwardly revised its earnings and cash flow forecasts to reflect adjusted expectations for a significantly slower recovery and more prolonged downturn in its global businesses and reduced the multiple used in its market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for the Canadian reporting unit that was well in excess of its carrying value (which does not include goodwill), the fair values for the U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating potential impairment of the goodwill held in these units and requiring step two impairment testing.  The step two valuation test yielded aggregate fair values for the tangible and (non-goodwill) intangible assets in each of these reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill.  As a result, goodwill in each of these reporting units was determined to be fully impaired requiring the Company to record a goodwill impairment charge in the second quarter of 2012.

Other Intangible Assets

Acquired other intangible assets consisted of the following at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$1,767	$10,400	$1,293	4.0
Customer-related intangibles	27,851	6,158	27,851	4,497	13.1
Proprietary software	21,501	15,584	20,876	14,036	6.6
Trading rights	243	—	243	—	—
Other	50	—	50	—	—
Total	$60,045	$23,509	$59,420	$19,826

At September 30, 2012, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.3 million and $3.7 million for the three months and nine months ended September 30, 2012, respectively, compared with $1.1 million and $3.1 million in the respective prior year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2012, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Broker-dealers	$540,099	$205,975	$490,550	$370,146
Clearing organizations	89,933	2,365	11	14,945
Securities borrowed	661,876	663,293	—	—
Securities loaned	—	—	669,164	694,682
Allowance for doubtful accounts	(1,506)	(318)	—	—
Total	$1,290,402	$871,315	$1,159,725	$1,079,773

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Customers	$545,389	$473,852	$601,042	$207,738
Allowance for doubtful accounts	(1,453)	(1,343)	—	—
Total	$543,936	$472,509	$601,042	$207,738

Securities Borrowed and Loaned

As of September 30, 2012, securities borrowed as part of the Company’s matched book operations with a fair value of $628.1 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest earned	$3,799	$5,114	$17,335	$14,794
Interest incurred	(2,680)	(4,053)	(13,332)	(11,473)
Net	$1,119	$1,061	$4,003	$3,321

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2012	December 31, 2011
Accrued research payables	$48,319	$50,721
Accrued compensation and benefits	34,209	50,666
Trade payables	18,579	17,790
Deferred revenue	13,565	15,493
Accrued restructuring	5,714	11,708
Deferred compensation	4,800	7,579
Accrued transaction processing	3,112	2,986
Other	24,266	24,281
Total	$152,564	$181,224

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At September 30, 2012, there was $15.4 million outstanding under these facilities at a weighted average interest rate of approximately 1.3%, primarily associated with European settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a three-year committed credit agreement for up to $150 million entered into with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent in January 2011 (the “Credit Agreement”).

At September 30, 2012, there were no amounts outstanding under the Credit Agreement.

Term Debt

On August 10, 2012, Investment Technology Group, Inc. (“Group”) entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”).  The primary purpose of this facility is to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan, with $14 million of the total facility available for funding leasehold improvements in connection therewith.  The facility contains an initial interim funding agreement which is then succeeded by a capital lease.

Under the terms of the interim funding agreement, Group will be reimbursed for expenditures made during an interim funding period which ends on May 7, 2013, or up to 90 days later if an extension is requested and granted (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period are paid monthly at an annual rate of 2.25% plus 30-day LIBOR.  Upon expiration of the Interim Funding Period, the interim funding agreement will be succeeded by fixed rate term financing structured as a capital lease with a 48-month term (from its inception date), at the end of which Group may purchase the underlying equipment for $1.  The fixed rate will be based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.

At September 30, 2012, there were no amounts outstanding under the BMO facility.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2012	2011
Three Months Ended
Net income for basic and diluted earnings per share	$232	$10,477
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	38,301	40,615
Effect of dilutive securities	951	656
Average common shares used in diluted computation	39,252	41,271
Earnings per share:
Basic	$0.01	$0.26
Diluted	$0.01	$0.25

Nine Months Ended
Net loss for basic and diluted earnings per share	$(241,406)	$(176,117)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	38,672	41,051
Effect of dilutive securities	—	—
Average common shares used in diluted computation	38,672	41,051
Loss earnings per share:
Basic	$(6.24)	$(4.29)
Diluted	$(6.24)	$(4.29)

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2012	2011
Three months ended	672	1,451
Nine months ended	1,608	2,233

Since the Company reported losses for the nine month periods ended September 30, 2012 and 2011, the impact of all common stock equivalents on per share amounts are not included in the calculation of diluted loss per share for these periods as they would be anti-dilutive.

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
September 30, 2012
Currency translation adjustment	$11,832	$—	$11,832
Total	$11,832	$—	$11,832

December 31, 2011
Currency translation adjustment	$8,341	$—	$8,341
Total	$8,341	$—	$8,341

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

Net capital balances and the amounts in excess of required net capital at September 30, 2012 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$92.8	$91.8
AlterNet	5.4	5.2
ITG Derivatives	4.7	3.7

As of September 30, 2012, ITG Inc. had a $10.9 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2012, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$42.5	$41.9
European Operations
Europe	49.3	26.1
Asia Pacific Operations
Australia	8.6	3.7
Hong Kong	29.6	9.2
Singapore	0.4	0.2

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)(2)(3)(4)	Canadian Operations (2)	European Operations (1)(2)	Asia Pacific Operations (1)(2)	Consolidated (1)(2)(3)(4)
Three Months Ended September 30, 2012
Total revenues	$77,801	$17,727	$14,793	$9,296	$119,617
Income (loss) before income tax (benefit) expense	841	1,637	(286)	(2,011)	181
Identifiable assets	1,101,085	98,082	567,527	617,902	2,384,596
Three Months Ended September 30, 2011
Total revenues	$97,999	$21,682	$18,611	$11,127	$149,419
Income (loss) before income tax expense (benefit)	11,471	5,623	1,335	(1,239)	17,190
Identifiable assets	1,229,009	131,311	660,219	696,787	2,717,326

Nine Months Ended September 30, 2012
Total revenues	$244,305	$58,877	$50,412	$29,308	$382,902
(Loss) income before income tax (benefit) expense	(239,715)	9,020	(25,524)	(5,666)	(261,885)
Nine Months Ended September 30, 2011
Total revenues	$292,402	$64,350	$54,487	$30,875	$442,114
(Loss) income before income tax (benefit) expense	(211,231)	15,267	935	(5,241)	(200,270)

(1)         Loss before income tax benefits for the nine months ended September 30, 2012 includes the impact of goodwill impairment charges of $245.1 million, $28.5 million and $0.7 million for the U.S., European and Asia Pacific Operations, respectively.

(2)         Loss before income tax benefits for the nine months ended September 30, 2011 includes the impact of restructuring charges of $15.4 million, $0.7 million, $1.2 million and $0.3 million for the U.S., Canadian, European and Asia Pacific Operations, respectively.

(3)         Loss before income tax benefits for the nine months ended September 30, 2011 includes the impact of a $225.0 million goodwill impairment charge.

(4)         Loss before income tax benefits for the nine months ended September 30, 2011 includes the impact of acquisition related costs of $2.5 million.

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

Commissions and fees are derived primarily from (i) commissions charged for trade execution services (including those to compensate for research services), (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and ATSs whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications and for our ITG Single Ticket Clearing Service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

Expenses

Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, including cash and deferred share-based awards, as well as employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred share-based awards, with only the cash portion, representing a lesser portion of our total compensation costs, expensed in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period-to-period based on revenue levels.

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

Adjusted expenses and adjusted net income together with related per share amounts are non-GAAP performance measures that the Company believes are useful to assist investors in gaining an understanding of the trends and operating results for ITG’s core businesses. These measures should be viewed in addition to, and not in lieu of, results reported under GAAP.

Reconciliations of adjusted expenses and adjusted net income and related per share amounts  to expenses and net loss and related per share amounts as determined in accordance with U.S. GAAP are provided below.

Nine Months Ended September 30, 2012:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$644,787	$484,020	$49,857	$75,936	$34,974
Less:
Goodwill impairment (a)	274,285	245,103	—	28,481	701
Adjusted expenses	$370,502	$238,917	$49,857	$47,455	$34,273

U.S. GAAP pre-tax income	$(261,885)	$(239,715)	$9,020	$(25,524)	$(5,666)
Net effect of adjustments:	274,285	245,103	—	28,481	701
Adjusted pre-tax income	$12,400	$5,388	$9,020	$2,957	$(4,965)

U.S. GAAP net loss	$(241,406)
Net effect of goodwill impairment	248,963
Adjusted net income	$7,557

U.S. GAAP diluted loss per share	$(6.24)
Net effect of goodwill impairment	6.43
Adjusted diluted earnings per share	$0.19

Nine Months Ended September 30, 2011:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$642,384	$503,633	$49,083	$53,552	$36,116
Less:
Goodwill impairment (b)	225,035	225,035
Restructuring charges (c)	17,678	15,444	685	1,235	314
Acquisition related costs (d)	2,523	2,523
Adjusted expenses	$397,148	$260,631	$48,398	$52,317	$35,802

U.S. GAAP pre-tax income	$(200,270)	$(211,231)	$15,267	$935	$(5,241)
Net effect of adjustments:	245,236	243,002	685	1,235	314
Adjusted pre-tax income	$44,966	$31,771	$15,952	$2,170	$(4,927)

U.S. GAAP net loss	$(176,117)
Net effect of adjustments	201,976
Adjusted net income	$25,859

U.S. GAAP diluted loss per share	$(4.29)
Net effect of adjustments	4.91
Adjusted diluted earnings per share	$0.62

(a)         In the second quarter of 2012, goodwill with a carrying value of $274.3 million was deemed impaired and its fair value was determined to be zero, resulting in impairment charges of $245.1 million, $28.5 million and $0.7 million in the U.S, European and Asia Pacific operating segments, respectively.

(b)         In the second quarter of 2011, goodwill with a carrying value of $470.1 million in the U.S. operating segment was deemed impaired and its fair value was determined to be $245.1 million, resulting in an impairment charge of $225.0 million.

(c)          During the second quarter of 2011, ITG decided to implement a restructuring plan to improve margins and enhance shareholder returns primarily focused on reducing costs in the workforce. The cost reduction plan resulted in a restructuring charge totaling $17.7 million. These costs included employee separation and related costs of $17.4 million and lease consolidation costs of $0.3 million.

(d)         During the second quarter of 2011, ITG acquired Ross Smith Energy Group Ltd., a Calgary-based independent provider of research on the oil and gas industry. In connection with the acquisition, ITG incurred approximately $2.5 million of acquisition related costs, including legal fees, contract settlement costs and other professional fees.

Executive Summary for the Quarter Ended September 30, 2012

Consolidated Overview

Our business continues to operate in an environment of investor risk aversion driven by macroeconomic and political uncertainty and lower confidence in the functioning of financial markets. Outflows from domestic equity funds accelerated in the third quarter with the two highest monthly redemptions of the year occurring in August and September. September marked the seventeenth consecutive month of outflows from domestic equity funds and the thirteenth consecutive month of inflows into bond funds. According to the Investment Company Institute, outflows from domestic equity funds totaled more than $40 billion during the third quarter, bringing year-to-date outflows to more than $95 billion.

Global trading activity in the third quarter was down sharply in comparison to the third quarter of last year when volatility and resultant trade activity were at high levels from the European debt crisis and the U.S. debt downgrade. In this challenging environment, we also experienced a sequential decline in trading activity from the already low levels in the second quarter, particularly in August of this year, when U.S. market-wide trading activity was at its lowest level in over five years and European market-wide trading activity was down at levels not seen since December 2009.

Our net income for the quarter was $0.2 million, or $0.01 per diluted share, compared to $10.5 million, or $0.25 per diluted share for the third quarter of 2011. Consolidated revenues of $119.6 million declined 20% from the $149.4 million generated in the third quarter of 2011.

As the pool of commissions from equity fund managers continues to shrink, we are pursuing our strategy of capturing additional commission dollars through global product expansion and through our data-driven research offering, while also maintaining a disciplined approach to expense management. We are also positioning ourselves for continued market share gains from agency brokers, particularly in the area of block crossing.  With investor asset allocations continuing to move away from U.S. equities, we are proceeding cautiously given the lack of visibility as to when conditions will become more favorable for our business.

Consolidated expenses for the quarter were $119.4 million compared to $132.2 million in the third quarter of 2011 primarily due to lower compensation and transaction processing costs.  In the U.S., expenses were $77.0 million compared to expenses of $86.5 million during the third quarter of 2011, declining primarily due to our cost reduction efforts and lower compensation and transaction processing costs, both associated with lower revenue levels. Similarly, our non-U.S. expenses declined to $42.5 million during the third quarter of 2012 compared to expenses of $45.7 million in the third quarter of 2011.

Given the uncertainty surrounding global equity trading activity, we will continue to pursue rigorous expense discipline to further improve our operating leverage and to maintain the flexibility we need to pursue selected growth opportunities. This approach will position us well for any cyclical or secular rises in equity volumes going forward.

Segment Discussions

Our U.S. average daily executed volumes were 172.3 million shares per day, down 18% versus the volatile third quarter of 2011 but outperforming the 27% decline in the overall combined average daily market volume of NYSE- and NASDAQ-listed securities during the same period. While the outflows from domestic equity funds have continued to dampen our core fund manager client volumes, the strong flows from our lower-rate sell-side clients have become a larger share of our volume mix, lowering our overall commission capture rate per share. The reduction in volume and capture rate has resulted in a 25% reduction in commissions and fees as compared to the third quarter of 2011. Although the sell-side client activity is at a lower capture rate, we benefit significantly from both the incremental margin generated by using our excess capacity as well as from the enhanced liquidity provided to our buy-side client base. We have been able to maintain a steady capture rate per share since the fourth quarter of 2011, even as the sell-side portion of our client mix has continued to grow, due in part to the impact of higher rates paid by research clients. In this environment, we are focused on leveraging our research offering and on continuing to manage our U.S. cost structure, where expenses were down 11% compared to the third quarter of 2011.

In Canada, average daily trading volumes on all Canadian markets declined 25% compared to the third quarter of 2011.  Commission revenues in Canada were 21% lower compared to the third quarter of 2011, as higher revenue capture per share for clients using our desk services offset some of the impact from lower market volumes. As in the U.S., we plan to continue to expand our market reach in Canada with research services.

European market-wide trading activity declined 40% in comparison to the third quarter of last year, while our European trading activity was down by only 12%. In this challenging environment, we have focused on growing our market share with new business from sell-side clients to generate incremental margins and provide enhanced liquidity to our traditional client base, in addition to managing costs.  European commissions and fees fell 23%, while expenses were down 13% compared to the third quarter of 2011. The continuing uncertainty surrounding the economic climate in the region could continue to impact our near-term results.

Although the long-term outlook for Asia Pacific remains generally favorable, particularly in relation to western economies, the nations in this region are highly export dependent and therefore near-term growth prospects are linked to the outlook for the U.S. and Europe.  Market-wide trading activity in the third quarter across the major regional markets declined 29% compared to the third quarter of 2011, while our trading activity was down by only 17% over the same period. Our Asia Pacific commissions and fees decreased 22% from the prior year quarter driven largely by lower executed value and a reduction in rate capture from sell-side clients.  Expenses were down 9% compared to the third quarter of 2011. We view Asia Pacific as a significant opportunity for ITG as electronic trading continues to gain market share across the region and client demand for dark liquidity continues to rise.

Capital Resource Allocation

In the third quarter, we returned $4.4 million to stockholders through the repurchase of 500,000 shares at an average price of $8.71. As we view our stock as an attractive investment at current levels, we continue to believe that share repurchases are an effective way to return capital to stockholders.

Results of Operations — Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$55,784	$74,027	$(18,243)	(25)
Recurring	20,174	22,343	(2,169)	(10)
Other	1,843	1,629	214	13
Total revenues	77,801	97,999	(20,918)	(21)

Expenses:
Compensation and employee benefits	30,906	36,503	(5,597)	(15)
Transaction processing	10,894	14,064	(3,170)	(23)
Other expenses	34,482	35,325	(843)	(2)
Interest expense	678	636	42	7
Total expenses	76,960	86,528	(9,568)	(11)
Income before income tax (benefit) loss	$841	$11,471	$(10,630)	(93)

Our daily U.S. trading volumes fell 18% from the third quarter of 2011, while overall daily U.S. equity volumes (as measured by the combined share volume in NYSE- and NASDAQ-listed securities) declined 27% as our growing sell-side client segment offset the decrease in trading activity by fund managers.

Our average overall revenue capture per share rate has remained steady since the fourth quarter of 2011 at $0.0044 despite the growing portion of lower-rate sell-side client volume over the same period as we benefited from higher rates paid by research clients. In fact, our rate per share on buy-side only volumes was at its highest since the first quarter of 2010.  However, compared to the third quarter of 2011, our overall rate per share declined 6% reflecting a significantly higher percentage of volume from our lower-rate sell-side client segment. The sell-side client segment comprised 51% of our average daily volume in the third quarter, compared to 41% in the third quarter of 2011.  The change in business mix together with lower volumes resulted in commissions and fees declining 25% versus the comparable period last year.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2012	2011	Change	% Change
Total trading volume (in billions of shares)	10.9	13.4	(2.5)	(19)
Trading volume per day (in millions of shares)	172.3	210.1	(37.8)	(18)
Average revenue per share	$0.0044	$0.0047	$(0.0003)	(6)
U.S. market trading days	63	64	(1)	(2)

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues decreased 10% reflecting the impact of client attrition from our OMS product, resulting in lower OMS subscriptions and connectivity fees as well as lower research subscription revenues.

Other revenues increased $0.2 million due to a decrease in trading errors and client accommodations which was partially offset by a gain on the sale of two patents in 2011.

Compensation and employee benefits decreased 15%, resulting from lower headcount, lower incentive compensation costs associated with the decline in revenue levels and lower share-based compensation costs.

Transaction processing costs were down 23%, outpacing the 19% decline in total trading volume, due in part to lower execution costs as a result of enhanced routing capabilities and an increase in the portion of trades being internally crossed through POSIT.

Other expenses decreased slightly from the third quarter of 2011 due primarily to lower software amortization costs as we continue to focus on a leaner cost structure and a more selective deployment of resources towards areas of our business that provide a sufficiently profitable return in the current business climate.  Other cost savings resulting from the consolidation of leased facilities and other initiatives were offset by an increase in business development efforts and professional service fees.  During the fourth quarter of 2012, we expect to incur duplicate facilities-related expenses estimated at between $1.5 million and $2.0 million as we build-out our new headquarters in lower Manhattan while we continue to occupy our existing headquarters in midtown Manhattan.

Interest expense incurred in 2012 primarily relates to interest on our $25.5 million term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, including debt issuance cost amortization relating to both facilities.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$14,227	$17,915	$(3,688)	(21)
Recurring	2,122	2,036	86	4
Other	1,378	1,731	(353)	(20)
Total revenues	17,727	21,682	(3,955)	(18)

Expenses:
Compensation and employee benefits	5,336	5,112	224	4
Transaction processing	2,623	3,471	(848)	(24)
Other expenses	8,131	7,476	655	9
Total expenses	16,090	16,059	31	—
Income before income tax expense	$1,637	$5,623	$(3,986)	(71)

Currency translation decreased total Canadian revenues and expenses by $0.3 million and $0.2 million, respectively, resulting in a $0.1 million reduction to pre-tax income.

Canadian commissions and fees declined 21%, while trading in Canadian markets declined 25%. Market share gains in our MATCH Now dark liquidity pool and higher revenue capture per share for clients using our desk services were offset by rate compression from clients using our electronic trading services.

Recurring revenues increased slightly due to an increase in the number of billable connections through ITG Net while other revenues decreased primarily due to an increase in client accommodations.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock, partially offset by lower incentive compensation.

Transaction processing costs decreased due to the impact of lower execution costs from improved routing capabilities and the decrease in volumes.

The increase in other expenses was primarily driven by telecommunications and occupancy costs related to moving our Canadian data center and software licenses for our foreign exchange trading and settlement operations.

European Operations

	Three Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$11,840	$15,466	$(3,626)	(23)
Recurring	3,150	3,208	(58)	(2)
Other	(197)	(63)	(134)	213
Total revenues	14,793	18,611	(3,818)	(21)

Expenses:
Compensation and employee benefits	5,918	7,246	(1,328)	(18)
Transaction processing	3,718	4,680	(962)	(21)
Other expenses	5,443	5,350	93	2
Total expenses	15,079	17,276	(2,197)	(13)
(Loss) income before income tax (benefit) expense	$(286)	$1,335	$(1,621)	(121)

Currency translation decreased total European revenues and expenses by $0.3 million and $0.6 million, respectively, resulting in a $0.3 million increase to pre-tax loss.

European commission and fees revenues fell 23% while market-wide trading activity was down 40% compared to the third quarter of 2011 as we saw a decline in trading activity from our core fund manager clients, which was partially offset by an increase in lower-rate sell-side client activity. Similar to our strategy in the U.S., we are looking to benefit from the growth in sell-side client activity by using excess capacity to generate incremental margins and to provide enhanced liquidity to our core fund manager client base.

The decrease in compensation and employee benefits expenses was primarily driven by lower incentive compensation associated with lower revenues and foreign currency translation.

Transaction processing costs decreased 18% while our daily executed trading value decreased only 12% compared to the third quarter of 2011 due in part to the impact of crossing a higher portion of traded value in POSIT.

Other expenses increased slightly due to our investments in our London data center built for the purpose of reducing latency, and to support initiatives such as growing our sell-side business and foreign exchange trading capabilities.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$7,944	$10,240	$(2,296)	(22)
Recurring	1,261	961	300	31
Other	91	(74)	165	223
Total revenues	9,296	11,127	(1,831)	(16)

Expenses:
Compensation and employee benefits	4,975	5,248	(273)	(5)
Transaction processing	2,101	2,625	(524)	(20)
Other expenses	4,231	4,493	(262)	(6)
Total expenses	11,307	12,366	(1,059)	(9)
Loss before income tax expense	$(2,011)	$(1,239)	$(772)	(62)

Currency translation had virtually no impact on Asia Pacific revenues or expenses, and thus no effect on pre-tax loss.

Asia Pacific commissions and fees decreased 22% from the prior year quarter driven largely by lower executed value as well as the lower average commission rates resulting from a higher proportion of our executed value originating from lower-rate sell-side clients.  While overall activity in the Asia Pacific markets where we operate decreased approximately 30% during the current quarter, our executed value in the region fell by only 18%.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the increase in other revenues is due to a decrease in trading errors and client accommodations.

The decrease in compensation and employee benefits costs reflects lower incentive compensation and share-based compensation.

Transaction processing decreased due to the lower executed values.

The decrease in other expenses reflects lower software amortization costs and recruiting fees, as well as foreign exchange transactional gains.

Consolidated income tax expense

We had a tax benefit in the third quarter of 2012, compared to an effective tax expense rate of 39.1% in the third quarter of 2011. The benefit in the current quarter reflects the impact of a net reduction to income tax reserves of $1.3 million following the resolution of a state tax contingency. Our income tax expense in the current quarter excluding the reserve reduction reflected the impact of higher pre-tax losses in the Asia Pacific region where we are not recording any tax benefits.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$175,638	$220,361	$(44,723)	(20)
Recurring	62,535	65,074	(2,539)	(4)
Other	6,132	6,967	(835)	(12)
Total revenues	244,305	292,402	(48,097)	(16)

Expenses:
Compensation and employee benefits	97,704	111,673	(13,969)	(13)
Transaction processing	33,298	40,449	(7,151)	(18)
Other expenses	105,935	107,109	(1,174)	(1)
Goodwill impairment	245,103	225,035	20,068	9
Restructuring charges	—	15,444	(15,444)	—
Acquisition related costs	—	2,523	(2,523)	—
Interest expense	1,980	1,400	580	41
Total expenses	484,020	503,633	(19,613)	(4)
Loss before income tax benefit	$(239,715)	$(211,231)	$(28,484)	(13)

Following the acquisition of Ross Smith Energy Group Ltd., a Calgary-based independent provider of research on the oil and gas industry (“RSEG”) in early June 2011, the U.S. Operations in 2012 include a full period of revenues from RSEG’s U.S. clients, which comprise a majority of its client base, along with all of RSEG’s operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

Our daily U.S. trading volumes fell 8% from the first nine months of 2011, while overall daily U.S. equity volumes (as measured by the combined share volume in NYSE- and NASDAQ-listed securities) were 16% lower.  While trading activity by fund managers continues to be weak, our average daily volumes benefited from increased sell-side client activity, which offsets much of the reduced volume flows from our core fund manager clients.  However, the significantly higher percentage of business originating from our sell-side client segment resulted in rate compression of 14%.  The sell-side client segment comprised 50% of our average daily volume in the first nine months of 2012, compared to 38% in the first nine months of 2011.  The change in business mix together with lower volumes resulted in commissions and fees declining 20% versus the comparable period last year.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2012	2011	Change	% Change
Total trading volume (in billions of shares)	34.2	37.4	(3.2)	(9)
Trading volume per day (in millions of shares)	181.7	197.7	(16.0)	(8)
Average revenue per share	$0.0044	$0.0051	$(0.0007)	(14)
U.S. market trading days	188	189	(1)	(1)

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues declined 4% reflecting the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees, partially offset by the impact of a full period of investment research revenues from RSEG, which we acquired in June 2011.

Other revenues decreased $0.8 million as the first nine months of 2011 included a gain of $0.5 million on the sale of our entire common stock holdings in NYSE Euronext, Inc. as well as a gain of $0.5 million on the sale of two software patents. The impact of these prior year gains was partially offset by an increase in stock borrow revenues from our matched book business.

Total expenses for the first nine months of 2012 of $484.0 million include a goodwill impairment charge of $245.1 million, while total expenses for the first nine months of 2011 of $503.6 million include a goodwill impairment charge of $225.0 million, restructuring charges of $15.4 million and acquisition related costs of $2.5 million.  Excluding these charges, adjusted expenses were $238.9 million, 8% lower than the $260.6 million for the first nine months of 2011 (see Non-GAAP Financial Measures).

Compensation and employee benefits decreased 13%, resulting from a reduction in headcount largely attributable to our restructuring activities in the second quarter of 2011, lower incentive compensation costs associated with lower revenue levels, and lower share-based compensation as a result of a change in accounting estimate related to forfeitures, partially offset by lower capitalized compensation for software development and higher severance charges.

Transaction processing costs were down 18%, outpacing the 9% decline in total trading volume, due in part to lower execution costs as a result of an increase in the portion of trades being internally crossed through POSIT and improved routing capabilities.

Other expenses remained relatively flat year over year as cost savings resulting from lower software amortization, the consolidation of leased facilities, and a focus on telecommunications and market data costs, as well as other initiatives were offset by an increase in business development efforts.

In the second quarters of 2012 and 2011, we recorded goodwill impairment charges of $245.1 million and $225.0 million, respectively, reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows for the U.S. Operations reporting unit, and a decline in industry market multiples (see Critical Accounting Estimates).

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

Interest expense incurred in 2012 primarily relates to interest cost on our $25.5 million term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, including debt issuance cost amortization relating to both facilities.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$47,988	$55,061	$(7,073)	(13)
Recurring	6,430	4,789	1,641	34
Other	4,459	4,500	(41)	(1)
Total revenues	58,877	64,350	(5,473)	(9)

Expenses:
Compensation and employee benefits	17,627	16,816	811	5
Transaction processing	9,088	10,809	(1,721)	(16)
Other expenses	23,142	20,773	2,369	11
Restructuring charges	—	685	(685)	—
Total expenses	49,857	49,083	774	2
Income before income tax expense	$9,020	$15,267	$(6,247)	(41)

Currency translation decreased total Canadian revenues and expenses by $1.5 million and $1.1 million, respectively, resulting in a $0.4 million reduction to pre-tax income.

Canadian commissions and fees declined 13%, while trading across all Canadian markets declined 21% from last year.  Our favorable relative performance resulted from market share gains in our MATCH Now dark liquidity pool and higher revenue capture per share for clients using our trading desk services, partially offset by an unfavorable foreign exchange impact and rate compression on clients using our electronic trading services.

Recurring revenues increased due to Canadian client usage of investment research services for a full period in 2012, as well as an increase in the number of billable connections through ITG Net.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock and from new sales staff added to market the investment research product to Canadian clients, partially offset by lower incentive compensation.

Transaction processing costs decreased due to the impact of improved routing capabilities.

The increase in other expenses was primarily driven by a full period of investment research distribution charges, increases in telecommunications and occupancy costs related to moving the Canadian data center, software licenses for our foreign exchange trading and settlement operations and higher business development costs and software amortization.

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

European Operations

	Nine Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$40,859	$44,744	$(3,885)	(9)
Recurring	9,683	9,711	(28)	—
Other	(130)	32	(162)	(506)
Total revenues	50,412	54,487	(4,075)	(7)

Expenses:
Compensation and employee benefits	19,409	23,013	(3,604)	(16)
Transaction processing	11,773	12,977	(1,204)	(9)
Other expenses	16,273	16,327	(54)	—
Goodwill impairment	28,481	—	28,481	—
Restructuring charges	—	1,235	(1,235)	—
Total expenses	75,936	53,552	22,384	42
(Loss) income before income tax (benefit) expense	$(25,524)	$935	$(26,459)	—

Currency translation decreased total European revenues and adjusted expenses by $1.3 million and $1.9 million, respectively, resulting in a $0.6 million increase to adjusted pre-tax income (see Non-GAAP Financial Measures).

During the first nine months of 2012, commissions and fees revenues decreased only 9% while overall market activity was down 27% due to the growth in activity from sell-side clients.

Recurring revenues were flat year on year with growth in billable connections through ITG Net offsetting cancellations of analytical product services. Other revenue was slightly down due to the impact of errors and client accommodations.

The decrease in compensation and employee benefits expenses was primarily driven by lower headcount and lower incentive compensation, partially offset by a decrease in capitalized compensation for software development and an increase in share-based compensation.

Transaction processing costs were lower in line with the decrease in commission and fee revenues as well as a larger portion of trades crossed in POSIT during the first nine months of 2012. This decrease was partially offset by an increase in the number of trade tickets due to lower fill sizes and an increase in the use of costlier trading venues.

Other expenses were relatively flat reflecting our continued focus on cost reductions in areas such as telecommunications and market data costs, as well as lower recruitment costs and software amortization.  These reductions were offset by increased costs related to investments in our London and Stockholm data centers built for the purpose of reducing latency, along with the impact of lower allocations out from our Israeli development group.

In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading activity, which resulted in lower estimated future cash flows for the European Operations reporting unit (see Critical Accounting Estimates).

Restructuring charges primarily include costs related to employee separation and related costs incurred in the second quarter of 2011.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$25,457	$28,008	$(2,551)	(9)
Recurring	3,525	2,709	816	30
Other	326	158	168	106
Total revenues	29,308	30,875	(1,567)	(5)

Expenses:
Compensation and employee benefits	14,522	15,764	(1,242)	(8)
Transaction processing	7,049	6,735	314	5
Other expenses	12,702	13,303	(601)	(5)
Goodwill impairment	701	—	701	—
Restructuring charges	—	314	(314)	—
Total expenses	34,974	36,116	(1,142)	(3)
Loss before income tax benefit	$(5,666)	$(5,241)	$(425)	(8)

Currency translation had virtually no impact on Asia Pacific revenues or expenses, and thus no effect on pre-tax loss.

Asia Pacific commissions and fees decreased 9% due to lower trading activity and reduced average commission rates primarily due to rate compression on activity with sell-side clients. Our executed value in the region decreased only 3% during the first nine months of 2012 while overall activity in the Asia Pacific markets where we operate decreased approximately 24%.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the increase in other revenues is due to a decrease in trading errors and client accommodations.

The decrease in compensation and employee benefits costs reflects lower incentive compensation and share-based compensation, as well as an increase in capitalized compensation for software development.

Transaction processing costs increased primarily due to an increase in the portion of trades being executed in costlier venues, such as Taiwan and the Philippines where we pay higher clearing and settlement costs.

The decrease in other expenses reflects lower allocated software development costs and amortization and lower professional service expenses such as consulting and recruiting fees, partially offset by an increase in market data to support business growth.

In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading activity, which resulted in lower estimated future cash flows for the Asia Pacific Operations reporting unit (see Critical Accounting Estimates).

The restructuring charges recorded in 2011 reflect lease abandonment charges.

Consolidated income tax expense

Our effective tax rate was 7.8% in the first nine months of 2012 compared to 12.1% in the first nine months of 2011.  The low effective tax rates in both periods are directly attributable to the significant impairment charges in the U.S., Europe and Asia Pacific in 2012 and in the U.S. in 2011 which are either only partially deductible or fully non-deductible.  The first nine months of 2012 also includes the impact of a net benefit recorded of $1.3 million following the resolution of a state tax contingency.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At September 30, 2012, unrestricted cash and cash equivalents totaled $262.9 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2012, we had interest-bearing security deposits totaling $23.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2011, we established a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities.  In Europe, we maintain $27.7 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net loss	$(241,406)	$(176,117)
Non-cash items included in net loss	305,691	256,716
Effect of changes in receivables/payables from/to customers and brokers	(16,908)	(86,345)
Effect of changes in other working capital and operating assets and liabilities	(27,822)	(49,640)
Net cash used in operating activities	$19,555	$(55,386)

The decrease in cash flow during the first nine months of 2012 from receivables/payables from/to customers and brokers primarily related to European settlement activities at September 30, 2012, which were partially financed by an increase in a short-term bank loan of $13.8 million.

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

Investing Activities

Net cash used in investing activities of $35.2 million includes our investment in capitalizable software development projects and computer hardware, software and facilities, including the build-out of our new headquarters in lower Manhattan. Capital expenditures related to our new headquarters are expected to increase over the next six months and will be financed through our new master lease facility with BMO (see below).

Financing Activities

Net cash used in financing activities of $6.8 million primarily reflects repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt, offset by short-term bank borrowings from overdraft facilities arising from international clearing, proceeds from a sales-leaseback transaction and the reduction of deferred compensation amounts through issuances of our common stock.

In June 2012, $1.9 million was drawn on a master lease facility to finance purchased assets.  The lease is payable over 48 months in monthly installments of approximately $38,000 and accrues interest at an annualized rate of 3% plus the average one month LIBOR for dollar deposits. The master lease facility expired on June 30, 2012.

On August 10, 2012, Investment Technology Group, Inc. (“Group”) entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”).  The primary purpose of this facility is to finance equipment and construction expenditures related to the build-out of our new headquarters in lower Manhattan, with $14 million of the total facility available for funding leasehold improvements in connection therewith.  The facility contains an initial interim funding agreement which is then succeeded by a capital lease.

Under the terms of the interim funding agreement, Group will be reimbursed for expenditures made during an interim funding period which ends on May 7, 2013, or up to 90 days later if an extension is requested and granted (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period are paid monthly at an annual rate of 2.25% plus 30-day LIBOR.  Upon expiration of the Interim Funding Period, the interim funding agreement will be succeeded by fixed rate term financing structured as a capital lease with a 48-month term (from its inception date), at the end of which Group may purchase the underlying equipment for $1.  The fixed rate will be based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.

During the nine months of 2012, we repurchased approximately 2.0 million shares of our common stock at a cost of approximately $19.8 million, which was funded from our available cash resources. Of these shares, 1.8 million were purchased under our Board of Directors’ authorization for a total cost of $17.5 million (average cost of $9.91 per share). An additional 208,886 shares repurchased ($2.3 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2012, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.2 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at September 30, 2012 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$92.8	$91.8
AlterNet	5.4	5.2
ITG Derivatives	4.7	3.7

As of September 30, 2012, ITG Inc. had a $10.9 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The regulatory capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2012, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$42.5	$41.9
European Operations
Europe	49.3	26.1
Asia Pacific Operations
Australia	8.6	3.7
Hong Kong	29.6	9.2
Singapore	0.4	0.2

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

As of September 30, 2012, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

Goodwill Impairment: Testing Methodology and Valuation Considerations

As set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, we performed our annual goodwill impairment testing in the fourth quarter of 2011 using carrying values as of October 1, 2011.  Prior to the full goodwill impairment charge taken in the second quarter of 2012, we also tested goodwill for impairment between annual tests if an event occurred or circumstances changed that could potentially reduce the fair value of a reporting unit below its carrying value.

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

At the time of our year-end interim test, the fair value of each of our reporting units was determined to be in excess of its carrying value by a minimum of 20 percent.  Although no impairment of goodwill was indicated during our annual or our year-end interim testing, we continued to monitor and evaluate the adverse business and competitive conditions that affected our operations for indicators of potential impairment in 2012.

During the first two months of 2012, outflows from domestic equity funds moderated significantly, averaging less than $2 billion per month before spiking to nearly $12 billion in March.  This moderation followed outflows averaging $20 billion per month in the last six months of 2011.  These somewhat mixed indications caused us to adjust our March 31 cash flow and earnings forecasts below the levels projected during our 2011 year-end impairment testing.  These downwardly revised forecasts as well as then-current market data formed the basis upon which we performed our goodwill impairment testing at March 31. Based upon our quantitative and qualitative assessments, we concluded that none of the goodwill allocated to any of our reporting units was impaired at that time.

In the second quarter, industry conditions deteriorated further. Outflows from domestic equity funds re-accelerated while trading activity in major global equity markets fell further below prior year levels, driving our revenues below the levels projected in our March 31 forecast.  More significantly, the challenges previously experienced in our U.S. brokerage environment spread to our European and Asia Pacific businesses during the quarter, both of which reported second quarter revenues which were significantly below first quarter levels.  These developments cast a decidedly more uncertain outlook on our near term business fundamentals as well as the length and severity of the downturn in global institutional equity market activity.  Consequently, we downwardly revised our earnings and cash flow forecasts to reflect our adjusted expectations for a significantly slower and more prolonged earnings recovery in our global businesses and reduced the multiple used in our market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for our Canadian reporting unit that was well above its carrying value (which does not include goodwill), the fair values for our U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating a potential impairment of the goodwill held in these units and requiring us to proceed to step two impairment testing.  Our step two valuation test yielded aggregate fair values for the tangible and (non-goodwill) intangible assets in our U.S., European and Asia Pacific reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill.  As a result, goodwill in each of these reporting units was determined to be fully impaired requiring us to record a total goodwill impairment charge of $274.3 million in the second quarter of 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first nine months of 2012, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2012
To: January 31, 2012	30,370	$10.91	—	3,922,640

From: February 1, 2012
To: February 29, 2012	552,967	10.85	401,800	3,520,840

From: March 1, 2012
To: March 31, 2012	438,715	11.36	418,200	3,102,640

From: April 1, 2012
To: April 30, 2012	—	—	—	3,102,640

From: May 1, 2012
To: May 31, 2012	450,000	9.16	450,000	2,652,640

From: June 1, 2012
To: June 30, 2012	—	—	—	2,652,640

From: July 1, 2012
To: July 31, 2012	4,286	8.05	—	2,652,640

From: August 1, 2012
To: August 30, 2012	190,894	8.45	190,000	2,462,640

From: September 1, 2012
To: September 30, 2012	311,654	8.88	310,000	2,152,640

Total	1,978,886	$10.03	1,770,000

(a) This column includes the acquisition of 208,886 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

In October 2011, our Board of Directors authorized the repurchase of 4.0 million shares. This authorization has no expiration date.

During the nine months of 2012, we repurchased approximately 2.0 million shares of our common stock at a cost of approximately $19.8 million, which was funded from our available cash resources. Of these shares, 1.8 million were purchased under our Board of Directors’ authorization for a total cost of $17.5 million (average cost of $9.91 per share). An additional 208,886 shares repurchased ($2.3 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2012, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.2 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2012	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant