Form 10-K
period 2012-12-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2013-03-06
CIK 920424

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2012: $349,526,796	Number of shares outstanding of the Registrant's Class of common stock at February 19, 2013: 37,239,869

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2013 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2012 FORM 10-K ANNUAL REPORT

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

ii

PART I

Item 1.    Business

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) Investment Technology Group Limited ("ITGL" or "ITG Europe"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre-and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data-driven investment research, and The Macgregor Group, Inc., a provider of trade order management technology and network connectivity services for the financial community.

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

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 23, Segment Reporting, to the consolidated financial statements, which also include financial information about geographic areas). The U.S. Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity, analytical products and investment research services. The Canadian and Asia Pacific Operations segments provide electronic and high-touch trade execution, trade execution management, network connectivity, analytical products and investment research services. The European Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity and analytical products and includes a technology research and development facility in Israel.

Products and Services

        ITG offers a wide range of solutions for asset managers in the areas of electronic brokerage, research sales and trading, trading platforms and analytics. These offerings include trade execution services and solutions for portfolio management, as well as investment research, pre-trade analytics and post-trade analytics and processing, summarized below. Each product is offered in the U.S. and certain other jurisdictions, as further described in the section entitled Non-U.S. Operations.

Electronic Brokerage

        ITG electronic brokerage services include self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options.

ITG Algorithms and ITG Smart Router

        ITG Algorithms and ITG Smart Router offer portfolio managers and traders a way to trade orders quickly, comprehensively and cost-efficiently from any ITG Execution Management System ("EMS") or ITG Order Management System ("OMS") and most third-party trading platforms. The algorithms execute orders anonymously and discreetly, thereby potentially lowering market impact costs and improving overall performance. ITG Algorithms employ ITG Transaction Cost Analysis to enhance execution quality. ITG Algorithms help users pursue best execution through two suites: ITG Single Stock Algorithms and ITG List-Based Algorithms.

        ITG Smart Router offers an alternative to routing trades that can help capture liquidity with a combination of speed and confidentiality. These routers continuously scan markets for liquidity with an emphasis on trading without displaying the order. ITG Smart Router uses proprietary techniques to quickly execute at the best available prices.

POSIT

        POSIT was launched in 1987 as a point-in-time electronic crossing network. POSIT operates as an Alternative Trading System ("ATS"), providing anonymous continuous and scheduled crossing of non-displayed (or dark) equity orders and price improvement opportunities within the National Best Bid and Offer ("NBBO").

        POSIT Alert is a buyside-only block crossing mechanism within POSIT. POSIT Alert scans uncommitted shares from participating clients. When a crossing opportunity is detected, POSIT Alert notifies the relevant users that a matching opportunity exists.

        POSIT Marketplace provides access to POSIT liquidity, the dark pools of other ATSs, and certain exchange hidden order types. POSIT Marketplace is a dark pool aggregator that provides clients with access to a large range of liquidity destinations. POSIT Marketplace uses advanced quantitative techniques in an effort to protect clients from gaming and to interact with quality liquidity.

ITG Derivatives

        ITG Derivatives provides electronic-listed futures and options trading, including algorithmic trading and direct market access. ITG offers advanced options features for traders employing volatility or delta-neutral strategies and also provides low-latency application programming interfaces.

Commission Management Services

        ITG offers guidance, administration, and consolidation of client commission arrangements across the range of preferred brokerage and research providers of our clients using ITG Commission Manager, a robust, multi-asset web-based commission management portal.

Securities Lending Services

        Through stock borrow and stock loan transactions, ITG facilitates shortened or extended settlement periods to help clients meet their internal cash flow needs. ITG also locates and borrows securities for clients to accommodate short sales and reduce fails.

Research Sales & Trading

ITG Investment Research

        ITG provides unique, unbiased, data-driven equity research through its ITG Investment Research subsidiary. This offering has expanded ITG's client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts. Through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, ITG Investment Research identifies the key metrics that may influence a company's future performance. ITG Investment Research currently provides research on more than 300 companies.

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

High-Touch Trading

        ITG provides high-touch sales trading and portfolio trading for institutional clients. ITG's high-touch trading desk is staffed with experienced trading professionals who provide ITG clients with execution expertise and also convey trading ideas based on ITG Investment Research.

Trading Platforms

Execution Management and Order Management

        ITG EMSs are designed to meet the needs of disparate trading styles. Triton is ITG's award winning, multi-asset and broker-neutral EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global, list-based and single stock trading, as well as futures and options capabilities. Triton Derivatives is a broker-neutral direct access EMS that provides traders with access to scalable, low-latency, multi-asset trading opportunities.

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

ITG Net

        ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy-side and sell-side firms for order routing and indication-of-interest messages from ITG and third-party trading platforms. ITG Net supports approximately 9,000 billable connections to more than 500 unique brokerage firms and execution venues worldwide. ITG Net also integrates the trading products of third-party brokers and ATSs into our OMS and EMS platforms.

ITG Single Ticket Clearing

        ITG's commitment to best execution platforms also extends to broker-neutral operational services to help ensure that trades clear and settle efficiently, and to significantly lower the transaction costs associated with trade tickets. ITG Single Ticket Clearing is a broker-neutral service that aggregates executions across multiple destinations for settlement purposes. ITG Single Ticket Clearing helps reduce the number of trade tickets and resulting charges imposed by custodians, reducing the growing costs of trade processing due to market fragmentation.

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

        ITG Transaction Cost Analysis ("TCA") offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. ITG TCA assesses trading performance and implicit costs under various market conditions, so users can adjust strategies, and potentially reduce costs and boost investment performance. ITG TCA is also available for foreign exchange (ITG TCA for FX).

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

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago, Los Angeles and San Francisco offices in the U.S., ITG has additional North American offices in Toronto and Calgary. In Europe, ITG has offices in London, Dublin and Paris. ITG also has a development center in Tel Aviv. In Asia Pacific, ITG has offices in Sydney, Melbourne, Hong Kong and Singapore. Local representation in regional markets provides an important competitive advantage for ITG. ITG also provides electronic and high-touch trading for Latin American equities, including algorithms for Brazil and Mexico, from its New York headquarters.

Canadian Operations

        ITG Canada was founded in 2000 and ranks in the Top 10 investment dealers in Canada. ITG Canada provides electronic brokerage services, including ITG Algorithms, ITG Smart Router and the POSIT suite, as well as high-touch agency execution and portfolio trading services. In addition, ITG Canada provides Triton, Triton Derivatives, connectivity services, ITG Single Ticket Clearing, ITG Portfolio Optimization System, ITG Smart Trading Analytics, ITG TCA and investment research services. ITG Canada also engages in principal trading activities. ITG Canada's customers primarily consist of asset and investment managers, broker-dealers and hedge funds.

        In July 2007, ITG Canada launched MATCH Now, an alternative marketplace for Canadian-listed equities, operated by ITG's wholly-owned subsidiary, TriAct Canada Marketplace LP ("TriAct"). MATCH Now is Canada's largest anonymous crossing system, offering continuous execution opportunities within a fully confidential non-displayed book at the mid-point of the Canadian NBBO.

European Operations

        ITG Europe was established as a broker-dealer in 1998. Today, ITG Europe focuses on trading European, Middle Eastern and African equities as well as providing ITG's technologies to its clients. ITG Europe provides electronic brokerage services including ITG Algorithms, ITG Smart Router, and the POSIT suite, as well as high-touch agency execution and portfolio trading services. ITG Europe also provides ITG OMS, Triton, connectivity services, ITG Single Ticket Clearing, ITG TCA, ITG Alpha Capture Reporting and ITG Smart Trading Analytics.

Asia Pacific Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australia and New Zealand equities. ITG provides institutional investors with a range of ITG's products and services including trade execution, trade execution management through Triton, connectivity services and pre-and post-trade analysis through ITG TCA and ITG Smart Trading Analytics. Trade execution services include electronic brokerage products such as ITG Algorithms and the POSIT suite, and high-touch agency trading.

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's technologies across the Asian markets. Execution services are provided through electronic brokerage products such as ITG Algorithms and the POSIT suite and through an experienced high-touch agency trading services team. Other trading tools provided by ITG Hong Kong include Triton, connectivity services, ITG TCA and ITG Smart Trading Analytics.

  Singapore

        In 2010, ITG Singapore Pte Limited ("ITG Singapore") obtained a Capital Markets Services License from the Monetary Authority of Singapore. ITG Singapore provides institutional investors in Singapore with a range of ITG's products and services including electronic and high-touch execution services, trade execution management through Triton and trading analysis through ITG TCA and ITG Smart Trading Analytics.

Competition

        The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our full suite of products does not directly compete with a particular firm; however, individual products compete with various firms and consortia:

  •
  Our trading analytics compete with offerings from several sell side-affiliated and independent companies.

  •
  POSIT competes with various national and regional securities exchanges, ATSs, Electronic Communications Networks, Multilateral Trading Facilities ("MTFs"), and systematic internalizers for trade execution services. These destinations have proliferated in recent years.

  •
  Our EMSs, OMS and connectivity services compete with offerings from independent vendors, agency-only firms and other sell-side firms.

  •
  Our algorithmic and smart routing products as well as our high-touch agency execution and portfolio trading services compete with agency-only and other sell-side firms.

  •
  Our ITG Investment Research offering competes with the research divisions of large and regional investment banks as well as a number of independent research firms.

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

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, The NASDAQ Stock Market ("NASDAQ"), New York Stock Exchange, NYSE Arca, Inc. ("ARCA"), NYSE MKT LLC ("NYSE MKT"), BATS Y-Exchange, Inc. ("BYX"), BATS Z-Exchange, Inc. ("BZX"), Chicago Stock Exchange Inc., EDGA Exchange, Inc. ("EDGA"), EDGX Exchange, Inc. ("EDGX"), NASDAQ OMX BX, Inc. ("NASDAQ BX"), NASDAQ OMX PHLX, Inc. ("NASDAQ OMX PHLX"), National Stock Exchange, National Futures Association ("NFA"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

  •
  ITG Derivatives is a U.S. broker-dealer registered with the SEC, FINRA, NYSE MKT, ARCA, BYX, BZX, BOX Options Exchange LLC, EDGA, EDGX, Chicago Board Options Exchange, C2 Options Exchange Incorporated, International Securities Exchange, NASDAQ, NASDAQ BX, NASDAQ OMX PHLX, Commodities and Futures Trading Commission, Miami International Securities Exchange, the NFA and 28 states.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA, NASDAQ, EDGA, EDGX and 14 states.

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

  •
  ITG Australia is a market participant of the Australian Securities Exchange ("ASX") and Chi-X Australia Limited. It is also a holder of an Australian Financial Services License issued by the Australian Securities and Investments Commission ("ASIC"). ITG Australia's principal regulators are the ASX and ASIC.

  •
  Our European operations include ITG Ventures Limited, ITGL and/or its wholly-owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITGL and ITGEL are authorized and regulated by the Central Bank of Ireland ("CBoI") under the European Communities (Markets in Financial Instruments) Regulations 2007. ITGL is a member of the main national European exchanges, including the London Stock Exchange, Deutsche Börse and Euronext, as well as most of the European-domiciled MTFs. It also operates the POSIT crossing system in Europe as a MTF under the Markets in Financial Instruments Directive ("MiFID"). ITGEL's London Branch is registered with the Financial Services Authority and ITGEL's Paris branch is registered with the Banque de France.

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

        Broker-dealers are subject to regulations covering all aspects of the securities trading business, including sales methods, trade practices, investment research distribution, use and safekeeping of clients' funds and securities, capital structure, record-keeping and conduct of directors, officers and employees. Additional legislation, changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings or commence judicial actions, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its directors, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of investors and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

        ITG Inc., AlterNet, and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITGL and ITGEL are required to be members of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund which provides compensation to retail investors. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by ASIC. In the past twelve months, no such requests have been made of ITG Australia.

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

        ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000 and in the case of ITG Derivatives, $1 million, which is due to the fact that ITG Derivatives is a registered Futures Commission Merchant pursuant to Commodity Futures Trading Commission ("CFTC") Regulation 1.17.

        For further information on our net capital position, see Note 18, Net Capital Requirement, to the consolidated financial statements.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development efforts include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency.

        The amounts expensed for research and development costs for the years ended December 31, 2012, 2011 and 2010 are estimated at $44.6 million, $47.5 million and $49.1 million, respectively.

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

Clients

        For the years ended December 31, 2012, 2011 and 2010, no single client accounted for more than 5% of our consolidated revenue.

Employees

        As of December 31, 2012, the Company employed 1,047 staff globally, of which 726, 82, 143 and 96 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Website and Availability of Public Reports

        Our website can be found at http://www.itg.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, together with any amendments to those reports, are available without charge on our website at http://investor.itg.com. We make this information available on our website as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. You may also obtain copies of our reports without charge by writing to: ITG, 380 Madison Avenue, New York, NY 10017, Attn: Investor Relations.

Item 1A.    Risk Factors

Certain Factors That May Affect Our Financial Condition and Results of Operations

        While our management's long-term expectations are optimistic, we face risks or uncertainties that may affect our financial condition and results of operations. The following conditions, among others, should be considered in evaluating our business and growth outlook.

Decreases in equity trading activity by active fund managers and declining securities prices could harm our business and profitability.

        Declines in the trading activity of active fund managers would generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities' price declines would adversely affect our non-North American trading commissions, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Over the past several years, global trading activity has declined significantly and may continue to do so. Increased risk aversion brought about by the impact of the financial crisis of 2008, ongoing concerns over sovereign debt levels and lower confidence in the functioning of financial markets has resulted in a significant flow of funds out of actively-managed equity funds, thereby curtailing their trading activity, which has weighed heavily on our buy-side trading volumes and the use of our higher value services. While there is a historical correlation between recovering share prices and the flow of money back into equity funds, there is uncertainty as to when a real, sustainable recovery in institutional equity activity will materialize, as well as the extent to which it will recover.

Decreases in our commission rates and other transactional revenues could adversely affect our operating results.

        Commission rates on institutional trading activity have declined historically and we anticipate a continuation of the competitive pricing environment for the foreseeable future. In addition, reduced activity from our active fund manager clients has resulted in a shift in the mix of our business to include an increased portion from higher-turnover lower-rate clients, particularly sell-side firms. A further decrease in commission rates or revenue capture from further mix shifts or from rate reductions within client segments could materially reduce our margins and harm our financial condition and operating results.

Our fixed costs may result in reduced profitability or losses.

        We incur significant operating and capital expenditures to support our business that do not vary directly, at least in the short term, with fluctuations in executed transaction volumes or revenues. In addition, changes in market practices have required us, and may require us in the future, to invest in additional infrastructure to increase capacity levels without a corresponding increase in revenues. To ensure that we have the capacity to process projected increases in trade orders and executed transaction volumes, we have historically made substantial infrastructure investments in advance of such projected increases, including during periods of low revenues. We have also made substantial investments in our research products to attract additional trade flows from our buy-side clients. In the event of further reductions in trade executions and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. If the growth in executed volumes does not occur or we are not able to successfully implement and monetize our investments, including by failing to accurately forecast the demand for new products and by failing to effectively deploy new products and decommission legacy products, the expenses related to such investments could cause reduced profitability or losses.

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

        A technological failure or error of one or more of our products or systems, including but not limited to POSIT, our algorithms, smart routers, and order and execution management systems, could result in lost revenues and/or significant market losses. We operate complex trading systems, algorithms and analytical products that may fail to correctly model interacting or conflicting trading objectives, unusual market conditions, available trading venues and other factors, which may cause unintended results. Similarly, the operation and configuration of our systems can be quite complex and departure from standard procedures can result in adverse trading outcomes. Such problems could cause us to incur trading losses, lose clients or experience other reputational harm resulting in lost revenues and profits. Our quality assurance testing cannot test for all potential scenarios or ensure that the technology will function as designed and intended in all cases.

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

        Our business relies on the secure storage, processing and transmission of data, including our clients' confidential data, in our internal systems and through our vendor networks and communications infrastructure. Third parties who are able to breach or disrupt our, or our vendors', security systems may be able to cause system damage or failures or perform unauthorized trading that could result in significant losses. There is no guarantee that our systems can prevent all unauthorized access or that our third party vendors will be able to secure their networks and systems. If our or one of our vendors' security is breached and unauthorized access is obtained to the confidential information of our clients, it could cause us reputational harm and our clients may then reduce or cease their use of our services, which would adversely impact our results of operations.

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

        We depend on a number of third parties to supply elements of our trading systems, computers, market and research data, data centers, FIX connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these providers will be willing or able to continue to provide these services in an efficient and cost-effective manner or to meet our evolving needs. Moreover, we are dependent on our communications network providers for interconnectivity with our clients, markets and clearing agents to service our customers and operate effectively. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our customers and our business, financial condition and our operating results could be materially harmed.

Our securities and clearing business exposes us to material liquidity risk.

        We self-clear equity transactions in the U.S., Hong Kong and Australia. In those markets, we may be required to provide considerable additional capital to regulatory agencies or increase margin deposits with clearing and settlement organizations, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. In addition, regulatory agencies may require these clearing and settlement organizations to increase the level of margin deposit requirements. We rely on our excess cash and certain established credit facilities to meet those demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities will be extended beyond their expiration.

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

        We enable clients to settle cross-border equity transactions in their local currency through the use of foreign exchange contracts. These arrangements typically involve the delivery of securities or cash to a counterparty that is not processed through a central clearing facility in exchange for a simultaneous receipt of cash or securities. We may operate as either a principal or agent in these transactions. As a result, a default by one of our counterparties prior to the settlement of their obligation could materially impact our liquidity and have a material adverse affect on our financial condition and results of operations.

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

Our equity trading operations in jurisdictions other than the U.S., Hong Kong and Australia are dependent on their clearing agents and any failures by such clearing agents could materially impact our business and operating results.

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

        A limited portion of our revenues is derived from principal trading in our Canadian Operations, including arbitrage trading and the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies. As a result of this trading, we may incur losses relating to the purchase or sale of securities for our own account. Although we attempt to close out all of our positions by the end of the day, we bear the risk of market fluctuations and we may incur losses due to changes in the prices of such securities. Any principal gains or losses resulting from these positions could have a disproportionate effect, positive or negative, on our revenues and profits.

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

        Many of our competitors have substantially greater financial, technical, marketing and other resources than we do, which, among other things, enable them to compete with the services we provide on the basis of price, including lowering prices for certain of our key services to gain business in their higher margin areas, and a willingness to commit their firms' capital to service their clients' trading needs on a principal, rather than on an agency basis. In addition, many of our competitors bundle multiple services as part of their equity trading offering. To the extent we seek to unbundle any of our products or services, we may lose clients which would also result in a loss of revenues and profits. Many of them offer a wider range of services, have broader name recognition, and have larger customer bases than we do. Some of our competitors have long-standing, well-established relationships with their clients, and also hold dominant positions in their trading markets. Moreover, new entrants may enter the market with alternative methods of providing trade execution and related services, and existing competitors often launch new initiatives. Many of our competitors have undertaken measures to link various electronic trading systems and platforms in an effort to attract order flow to off-exchange venues and increase internal executions.

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2012	2011	2010
Largest customer	2.4%	2.9%	2.8%
Second largest customer	2.1%	2.0%	2.0%
Third largest customer	1.9%	1.7%	1.7%
Ten largest customers	14.9%	15.4%	15.8%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

        We currently operate POSIT in the U.S. under Regulation ATS, our European operations are subject to MiFID and we must comply with the requirements of the U.S. PATRIOT Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker-dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensure of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we expand our business, we may be exposed to increased and different types of regulatory requirements and it may be difficult for us to determine the exact requirements of local laws in every market.

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

        In July 2011, the SEC approved Securities Exchange Act Rule 13h-1 ("Large Trader Rule"), which partially went into effect on November 30, 2012 and is scheduled for full implementation on May 1, 2013. The Large Trader Rule imposes new filing requirements on market participants that conduct substantial trading activity in exchange-listed securities, and new record keeping, reporting, and monitoring requirements on broker-dealers. Furthermore, in June 2012, the SEC approved the Plan to Address Extraordinary Market Volatility (Limit Up—Limit Down Plan) and changes to the Market Wide Circuit Breakers that were proposed by national securities exchanges and FINRA in an effort to reduce volatility in the U.S. equity markets following the May 6, 2010 Flash Crash. Moreover, in July 2012, the SEC adopted the Consolidated Audit Trail rule that it proposed on May 26, 2010, which requires SROs to establish an order trail reporting system that would enable regulators to track, within 24 hours of the trade date, information related to trading orders received and executed across the securities markets.

        In addition, new regulatory obligations have been proposed and adopted pertaining to markets outside of the United States which may have a material impact upon our business model. In Europe, these include proposed changes to MiFID (MiFID II) and financial transaction taxes that were imposed in 2012 by the French and Italian governments, and another equivalent tax that is being proposed at the European Union level. With regard to Canada, in 2012, the Investment Industry Regulatory Organization of Canada and the Canadian Securities Administrator's adopted new regulations that require certain minimum price improvement in dark liquidity pools. Similarly, in Australia, new regulations that are scheduled to take effect in May 2013 will require dark liquidity pools to offer meaningful price improvement over displayed market prices. Accordingly, Australian dark pool operators will be required to provide executions at the midpoint of the current NBBO for un-displayed orders. Compliance with certain of these adopted laws, rules or regulations of the various jurisdictions in which we operate could result in the loss of revenue and has caused us, and could cause us, to incur significant costs.

        In addition, on October 2, 2012, the SEC invited representatives from exchanges, broker-dealers, consulting companies, and academic institutions to participate in a Market Technology Roundtable (the "Roundtable") that discussed the relationship between the operational stability and integrity of the securities markets and the ways that market participants design, implement, and manage complex and interconnected trading technologies. The Roundtable was held primarily in response to certain trading technology and systems issues that arose during the initial public offerings of common stock in BATS Global Markets Inc. and Facebook, Inc. on March 23, 2012 and May 18, 2012 respectively, and certain erroneous trading activity by Knight Capital Group, Inc. on August 1, 2012. As a result of these incidents and the issues and concerns raised during the Roundtable discussions, the SEC could propose new regulations and/or rules that require market participants to implement additional policies, procedures, and controls to improve their processes for: (1) preventing trading system and technology malfunctions; (2) detecting erroneous orders and transactions on a real-time basis and (3) responding to technology and/or trading errors. Such measures could include more stringent testing standards and requirements for trading systems, registration of trading systems with regulators, and "Kill Switches" that cut off a market participant's access to external markets if certain transaction thresholds are breached. Finally, on January 9, 2013, FINRA announced that it was planning to heighten its scrutiny over dark pools and high-speed trading.

        If any regulatory obligations stemming from these developments are implemented, ITG and other market participants could incur significant costs to establish the appropriate processes, systems, and/or controls.

If we are unable to obtain sources of data to create our differentiated research product, we could see a reduction in revenues and profitability.

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

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of RedSky Financial, LLC (now ITG Derivatives), Majestic Research Corp. and Ross Smith Energy Group, Ltd. (together now ITG Investment Research), as well as various organic strategic initiatives. We may elect to pursue strategic acquisitions and strategic initiatives in the future. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. Similarly, strategic initiatives may be important to our business prospects and we may not be able to successfully execute such initiatives. In either case, we may have clients, with whom we have established trading relationships that seek to negatively bundle our products or services without increasing the amount of revenue they pay us resulting in loss revenues and profits. If we are unable to successfully complete acquisitions and integrate the acquired businesses, if we suffer a material loss due to an acquired business or if we fail to execute strategic initiatives, we may not achieve appropriate levels of return on these significant investments, which may have a material effect on our operating results.

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

Our inability to effectively manage any management structure changes could create uncertainty regarding our ability to execute our future business plans.

        We have recently undertaken a review of our businesses in each region to measure our performance by product or service offering. Our inability to effectively manage any management structure changes related to this undertaking could challenge our ability to execute our business plans which could materially impact our financial results.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

U.S. Operations

        Our principal offices are located at 380 Madison Avenue in New York, New York, where approximately 101,000 square feet of office space is currently being leased pursuant to coterminous leases expiring in January 2014. We occupy an additional 11,000 square feet of office space in New York City pursuant to a lease agreement expiring in May 2013. We are currently building out our new headquarters located in lower Manhattan, where we will occupy approximately 132,000 square feet pursuant to a lease agreement expiring January 2029.

        We maintain a facility in Los Angeles, California where we occupy approximately 54,000 square feet of office space pursuant to a lease agreement expiring in December 2016. This facility is used primarily for technology research and development and support services.

        We have a regional office in Boston, Massachusetts where approximately 54,000 square feet of office space is occupied pursuant to a lease expiring in May 2021.

        We also have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet under a lease agreement expiring in October 2013, and in San Francisco, California where we occupy approximately 3,900 square feet under a lease agreement expiring in June 2018.

Canadian Operations

        ITG Canada has an office in Toronto where we occupy approximately 19,900 square feet of office space pursuant to a lease expiring in December 2016. We also have an office in Calgary where we occupy approximately 9,600 square feet pursuant to a lease expiring in March 2015.

European Operations

        ITG Europe has offices in Dublin and London where we occupy approximately 6,200 and 9,000 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in November 2017, and the London space is leased pursuant to an agreement that expires in September 2013. ITG Europe also leases office space for its regional office in Paris, France.

        We also have a technology research and development facility in Tel Aviv where approximately 13,500 square feet of office space is occupied pursuant to a lease agreement that expires in February 2014.

Asia Pacific Operations

        ITG Australia has offices in Melbourne and Sydney, where we occupy approximately 5,600 and 3,400 square feet of office space, respectively pursuant to leases that expired or are expiring in February 2013 and June 2017. We are currently negotiating an extension of the Melbourne lease.

        ITG Hong Kong occupies approximately 7,500 square feet of office space in Hong Kong pursuant to a lease that expires in September 2015. We also lease space for our regional office in Singapore.

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

	High	Low
2011:
First Quarter	19.75	16.32
Second Quarter	18.73	13.38
Third Quarter	14.10	9.79
Fourth Quarter	12.12	9.24
2012:
First Quarter	12.24	10.35
Second Quarter	11.85	8.34
Third Quarter	9.28	7.72
Fourth Quarter	9.63	7.85

        On February 26, 2013, the closing price per share for our common stock as reported on the NYSE was $11.93. On February 26, 2013, we believe that our common stock was held by approximately 5,363 stockholders of record or through nominees in street name accounts with brokers.

        In July 2010, ITG's Board of Directors authorized the repurchase of 4.0 million shares. In October 2011, ITG's Board of Directors authorized the repurchase of an additional 4.0 million shares. These authorizations have no expiration date. As of December 31, 2012, there were 1.5 million shares remaining available for repurchase under ITG's stock repurchase program. The specific timing and amount of repurchases will vary based on market conditions and other factors.

        During 2012, the Company repurchased approximately 2.7 million shares of our common stock at a cost of approximately $26.3 million, which was funded from our available cash resources. Of these shares, approximately 2.5 million were purchased under our Board of Directors' authorization for a total cost of $23.5 million (average cost of $9.50 per share). An additional 0.3 million shares ($2.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        The following table sets forth our stock repurchase activity during 2012, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2012
To: January 31, 2012	30,370	$10.91	—	3,922,640
From: February 1, 2012
To: February 29, 2012	552,967	10.85	401,800	3,520,840
From: March 1, 2012
To: March 31, 2012	438,715	11.36	418,200	3,102,640
From: April 1, 2012
To: April 30, 2012	—	—	—	3,102,640
From: May 1, 2012
To: May 31, 2012	450,000	9.16	450,000	2,652,640
From: June 1, 2012
To: June 30, 2012	—	—	—	2,652,640
From: July 1, 2012
To: July 31, 2012	4,286	8.05	—	2,652,640
From: August 1, 2012
To: August 31, 2012	190,894	8.45	190,000	2,462,640
From: September 1, 2012
To: September 30, 2012	311,654	8.88	310,000	2,152,640
From: October 1, 2012
To: October 31, 2012	60,840	8.29	—	2,152,640
From: November 1, 2012
To: November 30, 2012	529,500	8.29	529,500	1,623,140
From: December 1, 2012
To: December 31, 2012	171,241	8.97	170,500	1,452,640

Total	2,740,467	$9.59	2,470,000

(a)
This column includes the acquisition of 270,467 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

        We have not paid a cash dividend to stockholders during any period of time covered by this report. Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2012.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Operations data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five-year period ended December 31, 2012, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data: ($ in thousands, except per share amounts)
Total revenues	$504,436	$572,037	$570,754	$633,069	$762,983
Total expenses	774,891	778,665	521,421	556,618	567,457

(Loss) income before income tax expense	(270,455)	(206,628)	49,333	76,451	195,526
Income tax (benefit) expense	(22,596)	(26,839)	25,353	33,617	80,884

Net (loss) income	$(247,859)	$(179,789)	$23,980	$42,834	$114,642
Basic (loss) earnings per share	$(6.45)	$(4.42)	$0.56	$0.98	$2.64

Diluted (loss) earnings per share	$(6.45)	$(4.42)	$0.55	$0.97	$2.61

Basic weighted average number of common shares outstanding (in millions)	38.4	40.7	42.8	43.5	43.5
Diluted weighted average number of common shares outstanding (in millions)	38.4	40.7	43.5	44.0	44.0
Consolidated Statements of Financial Condition Data: ($ in thousands)
Total assets	$2,196,759	$2,178,069	$2,530,853	$1,703,103	$1,685,453
Cash and cash equivalents	$245,875	$284,188	$317,010	$330,879	$352,960
Total debt	$41,426	$25,603	$—	$46,900	$119,400
Total stockholders' equity	$409,770	$671,114	$870,068	$867,700	$787,380

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

        Our reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 23, Segment Reporting, to the consolidated financial statements). The U.S. Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity, analytical products and investment research services. The Canadian and Asia Pacific Operations segments provide electronic and high-touch trade execution, trade execution management, network connectivity, analytical products and investment research services. The European Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity and analytical products and includes a technology research and development facility in Israel.

  Sources of Revenues

        Our revenues consist of commissions and fees, recurring and other.

        Commissions and fees are derived primarily from (i) commissions charged for trade execution services (including those to compensate for research services), (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer ("NBBO") and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and ATSs whose trading products are made available to our clients on our order management system ("OMS") and execution management system ("EMS") applications in addition to commission sharing arrangements for our ITG Single Ticket Clearing Service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors' products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

Non-GAAP Financial Measures

        To supplement our financial information presented in accordance with U.S. GAAP, management uses certain "non-GAAP financial measures" as such term is defined in SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company's operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain unique and/or non-recurring items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management's control. Management believes that the following non-GAAP financial measures described below provide investors and analysts useful insight into our financial position and operating performance.

        Adjusted expenses and adjusted net income together with related per share amounts are non-GAAP performance measures that the Company believes are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

        Reconciliations of adjusted expenses and adjusted net income to expenses and net income (loss) and related per share amounts as determined in accordance with U.S. GAAP for the years ended December 31, 2012, 2011 and 2010 are provided below.

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2012:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$774,891	$569,480	$66,516	$91,616	$47,279
Less:
Goodwill and other asset impairment charge (1)	274,285	245,103	—	28,481	701
Restructuring charges (2)	9,499	6,798	1,145	615	941
Duplicate rent expense (3)	1,378	1,378	—	—	—

Adjusted expenses	$489,729	$316,201	$65,371	$62,520	$45,637

U.S. GAAP net loss	$(247,859)
Net effect of adjustments	256,034

Adjusted net income	$8,175

U.S. GAAP diluted loss per share	$(6.45)
Net effect of adjustments	6.66

Adjusted diluted earnings per share	$0.21

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2011:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$778,665	$597,858	$65,515	$68,407	$46,885
Less:
Goodwill and other asset impairment charge (4)	229,317	229,317	—	—	—
Restructuring charges (5)	24,432	22,471	685	962	314
Acquisition-related costs (6)	2,523	2,523	—	—	—

Adjusted expenses	$522,393	$343,547	$64,830	$67,445	$46,571

U.S. GAAP net loss	$(179,789)
Net effect of adjustments	208,375

Adjusted net income	$28,586

U.S. GAAP diluted loss per share	$(4.42)
Net effect of adjustments	5.11

Adjusted diluted earnings per share	$0.69

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2010:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$521,421	$340,690	$57,360	$69,234	$54,137
Less:
Acquisition-related costs (7)	2,409	2,409	—	—	—
Goodwill and other asset impairment charge (8)	11,466	6,091	—	—	5,375
Restructuring charges (9)	4,062	2,002	(16)	—	2,076

Adjusted expenses	$503,484	$330,188	$57,376	$69,234	$46,686

U.S. GAAP net income	$23,980
Net effect of adjustments	14,140

Adjusted net income	$38,120

U.S. GAAP diluted earnings per share	$0.55
Net effect of adjustments	0.33

Adjusted diluted earnings per share	$0.88

(1)
In the second quarter of 2012, goodwill with a carrying value of $274.3 million was deemed impaired and its fair value was determined to be zero, resulting in a full impairment charge.

(2)
During the fourth quarter of 2012, we implemented a restructuring plan to reduce operating costs by reducing workforce, market data and other general and administrative costs across our businesses. The charge consisted entirely of employee separation costs.

(3)
During the fourth quarter of 2012, we began to build out and ready our new lower Manhattan headquarters while continuing to occupy our existing headquarters in midtown Manhattan and as a result, incurred duplicate rent charges which are included in Occupancy and Equipment in the Consolidated Statements of Operations.

(4)
In the second quarter of 2011, goodwill with a carrying value of $470.1 million in the U.S. operating segment was deemed impaired and its fair value was determined to be $245.1 million, resulting in an impairment charge of $225.0 million. During the fourth quarter of 2011, we determined that the carrying value of our investment in Disclosure Insight, Inc. was fully impaired, resulting in a write-off of $4.3 million.

(5)
In 2011, we decided to implement a restructuring plan to improve margins and enhance shareholder returns primarily focused on reducing costs in workforce, consulting and infrastructure in the U.S. and Europe. The cost reduction plan resulted in a restructuring charge totaling $24.4 million, including $6.8 million recorded in the fourth quarter of 2011 and $17.7 million recorded in the second quarter of 2011. These costs included employee separation and related costs of $19.2 million and lease consolidation costs of $5.2 million.

(6)
During the second quarter of 2011, we acquired Ross Smith Energy Group Ltd., a Calgary-based independent provider of research on the oil and gas industry. In connection with the acquisition, we incurred acquisition-related costs, including legal fees, contract settlement costs and other professional fees.

(7)
During 2010, we acquired Majestic Research Corp., a privately-held, independent provider of data-driven equity research for the institutional investment community. In connection with the acquisition, we incurred approximately $2.4 million of acquisition-related costs, including legal fees and other professional fees, accelerated employee equity awards and severance costs.

(8)
In 2010, goodwill with a carrying value of $5.4 million in the Asia Pacific operating segment relating to our Australian operations was deemed impaired and its fair value was determined to be zero, resulting in an impairment charge of $5.4 million.

(9)
During the fourth quarter of 2010, in connection with the integration of Majestic Research Corp., we closed our Westchester, NY office and relocated the staff, primarily sales traders and support, to our midtown Manhattan office and incurred a restructuring charge of $2.3 million. In the second quarter of 2010, we committed to a restructuring plan in the Asia Pacific region to close our on-shore operations in Japan, resulting in lower operating costs and reduced capital requirements. Restructuring charges primarily included employee severance, contract termination costs and non-cash write-offs of fixed assets and capitalized software.

Executive Summary for the Year Ended December 31, 2012

Consolidated Overview

        During 2012, and in particular the second half of the year, trading activity declined sharply in North America, Europe and most of the Asia Pacific regions reducing our revenues and profitability. Investor anxiety over macroeconomic, regulatory and political uncertainties coupled with a heightened sense of risk aversion among investors drove the flight from assets with a higher perception of risk, such as equities, towards assets perceived to be a safe haven, such as corporate bonds and U.S. Treasuries. The historic outflows from domestic equity funds experienced since the 2008 financial crisis accelerated in the latter half of the year with the four highest monthly redemptions occurring in the September to December time period. According to the Investment Company Institute, outflows from domestic equity funds totaled more than $155 billion during the year, eclipsing the $148 billion in 2008 outflows during the height of the financial crisis.

        In the face of this decline, we were able to mitigate the impact of lower U.S. market-wide volumes during the year through growth in our sell-side volumes. Although the revenue per share on our incremental sell-side volume is substantially lower than the rates we derive from active fund manager clients, the incremental revenue, together with revenues from our investment research products (including attributed commissions), our improved European results, and our cost management efforts lessened the impact of the unfavorable economic environment on our profitability. On a U.S. GAAP basis, our net loss for 2012 was $247.9 million, or ($6.45) per diluted share, compared to a net loss of $179.8 million, or ($4.42) per diluted share for 2011. Adjusted net income for 2012 was $8.2 million, or

$0.21 per diluted share, compared to $28.6 million, or $0.69 per diluted share in 2011 (see Non-GAAP Financial Measures). Consolidated revenues of $504.4 million were 12% lower than the $572.0 million earned in 2011.

        As we weather this period of uncertainty, we are focused on improving profitability while also maintaining flexibility to allocate additional resources as they are needed to execute our measured global product deployment and support. In December we announced a plan to reduce operating costs given the unfavorable business conditions. The cost reductions are primarily focused on headcount, market data and other general and administrative costs across all of our businesses. We believe these measures were necessary to ensure our long-term competitiveness and profitability and will not impair our ability to capitalize on any future improvements in global trading volumes. The cost reduction initiative resulted in restructuring charges of $9.5 million or $0.17 per share after taxes and is expected to generate annual cost savings of approximately $20 million, or $0.32 per share after taxes.

        Our 2012 results also include $274.2 million in goodwill impairment charges (or $6.31 per share, after taxes) recorded in the second quarter as well as duplicate rent charges of $1.4 million (or $0.02 per share, after taxes) recorded in the fourth quarter associated with the build-out of our new headquarters. The non-cash goodwill impairment charge resulted from continued weak institutional trading activity as well as a decline in industry market multiples (see Critical Accounting Estimates) and had no impact on debt covenants, cash flows or day-to-day business operations. The duplicate rent charges result from the U.S. GAAP requirement for rental expense recognition during a leasehold build-out period and did not involve any 2012 cash rental payments.

        It is still too early to predict whether the recent trend of strong inflows into domestic equity funds we have seen in early 2013 will last, but if so, the measures we have taken to improve our competitive position relative to other agency brokers and to improve our operating leverage by lowering our cost base positions us well for any improvement in market-wide trading activity.

Segment Discussions

        While U.S. equity market valuations remain near multi-year highs, in 2012 investors pulled money out of domestic equity funds, whose active fund managers are a core client segment of ours. While these outflows have dampened our core buy-side client volumes, strong flows from our sell-side client segment have continued to represent a larger share of our volume mix. As a result, our U.S. average daily executed volumes for 2012 only decreased 6% to 181.6 million shares per day, outperforming the 15% decline in the overall combined average daily market volume of NYSE- and NASDAQ-listed securities during the same period. While the growing share of lower rate sell-side flows has reduced our overall average revenue capture per share, we benefit significantly from both the incremental margin generated by earning a return on our excess capacity as well as from the enhanced liquidity provided to our buy-side client base. As these lower-priced revenues only compensated in part for the reduced revenues from our core active fund manager clients, our U.S. commission revenues declined 17% in 2012 to $231.2 million. Our total U.S. revenues were $321.4 million in 2012, a comparatively smaller decline of 14% from the prior year, due to the impact of our more stable recurring revenue base.

        In Canada, average daily trading volumes on all Canadian markets declined 21% from a year ago while our Canadian commission revenues fell only 15%. Overall Canadian revenues were down only 10% benefiting from a full year of revenues from our recent Ross Smith Energy Group, Ltd. ("RSEG") acquisition in June 2011, as well as increased connectivity revenues.

        In Europe, equity trading activity fell 24% as continued concern over a range of political and macroeconomic issues dominated investor sentiment and weighed heavily on the demand for European equities. Financial regulators remain under pressure to reform financial markets by measures designed to reduce risk, improve transparency and limit trading activity deemed speculative. Our ability to grow market share through higher crossing activity in POSIT and a growth in sell-side activity helped mitigate the impact of the large fall in European trading activity, and as a result, our European commissions fell only 5.0%, including an unfavorable currency translation effect. As our European business continues to face strong headwinds, we also remained focused on operating efficiency, achieving a 7% reduction in adjusted expenses (see Non-GAAP Financial Measures).

        In the Asia Pacific region, investment sentiment towards regional securities markets has also been suppressed. Growing global uncertainties have resulted in consumers being more cautious on spending, thereby dampening demand for China's exports, which are highly dependent on demand from the U.S. and Europe. As a result, market-wide trading activity in the region was down approximately 19% in markets where we operate, however our commissions in the region declined only 7% during 2012. Electronic trading across the region is still growing, albeit at a slower rate, and we continue to see increased market demand for our EMS, dark aggregation and TCA offerings. While the uptick in the adoption of electronic trading across Asia continues, commissions are still generally directed by portfolio managers and are tied to research commitments.

Capital Resource Allocation

        In 2012, we returned $23.5 million, far in excess of our $8.2 million of adjusted net income (see Non-GAAP Financial Measures), to stockholders through the repurchase of nearly 2.5 million shares at an average price of $9.50.

        In August 2012, we entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company ("BMO"). The primary purpose of this facility is to finance equipment and construction expenditures related to the build-out of our new headquarters, with $14 million of the total facility available for funding leasehold improvements in connection therewith. The facility contains an initial interim funding agreement which is then succeeded by a capital lease. During 2012, we borrowed $0.6 million under the master lease facility with BMO and also utilized an additional $1.9 million of our capital lease financing facility, from Bank of America.

        Going forward, we intend to utilize our capital resource flexibility, including our debt capacity, to pursue selective investment opportunities while we return profits to stockholders through stock repurchases. We currently intend, depending on market conditions and the prevailing price per share of our common stock, to return capital to shareholders at a level at or above our level of adjusted earnings.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

U.S. Operations

	Year Ended December 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$231,197	$279,781	$(48,584)	(17)
Recurring	82,766	87,229	(4,463)	(5)
Other	7,416	8,511	(1,095)	(13)

Total revenues	321,379	375,521	(54,142)	(14)
Expenses:
Compensation and employee benefits	128,458	145,905	(17,447)	(12)
Transaction processing	45,225	52,200	(6,975)	(13)
Other expenses	141,354	143,417	(2,063)	(1)
Goodwill and other asset impairment	245,103	229,317	15,786	7
Restructuring charges	6,798	22,471	(15,673)	(70)
Acquisition-related costs	—	2,523	(2,523)	(100)
Interest expense	2,542	2,025	517	26

Total expenses	569,480	597,858	(28,378)	(5)

Loss before income tax expense	$(248,101)	$(222,337)	$(25,764)	(12)

        Following the acquisition of RSEG, a Calgary-based independent provider of research on the oil and gas industry in June 2011, the U.S. Operations in 2012 include a full year of revenues from RSEG's U.S. clients, which comprise a majority of its client base, along with all of RSEG's operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

        Our average daily U.S. trading volumes fell 6% from 2011, while overall daily U.S. equity volumes (as measured by the combined share volume in NYSE- and NASDAQ-listed securities) were 15% lower. While trading activity by fund managers continues to be weak, our average daily volumes benefited from increased sell-side client activity, which offsets much of the reduced volume flows from our core fund manager clients. The sell-side client segment comprised 50% of our average daily volume in 2012, compared to 40% in 2011. The change in business mix was responsible for the 10% reduction in our average revenue per share as the average revenue per share from buy-side clients was up 5% over 2011.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2012	2011	Change	% Change
Total trading volume (in billions of shares)	45.4	48.8	(3.4)	(7)
Average trading volume per day (in millions of shares)	181.6	193.7	(12.1)	(6)
Average revenue per share	$0.0044	$0.0049	$(0.0005)	(10)
U.S. market trading days	250	252	(2)	(1)

*
Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

        Recurring revenues declined 5% reflecting the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees.

        Other revenues decreased $1.1 million as 2011 included a gain of $0.5 million on the sale of our entire common stock holdings in NYSE Euronext, Inc. as well as a gain of $0.5 million on the sale of two software patents.

        Total expenses for 2012 of $569.5 million include a goodwill impairment charge of $245.1 million, restructuring charges of $6.8 million and duplicate rent charges of $1.4 million associated with the build out of our new headquarters in lower Manhattan while we still occupy our current headquarters in midtown Manhattan. Total expenses for 2011 of $597.9 million include charges for goodwill and other asset impairment of $229.3 million, restructuring charges of $22.5 million and acquisition-related costs of $2.5 million. Excluding these charges, adjusted expenses were $316.2 million in 2012, 8% lower than the $343.5 million of adjusted expenses for 2011 (see Non-GAAP Financial Measures).

        Compensation and employee benefits decreased 12%, resulting from a reduction in headcount largely attributable to our restructuring activities in the second quarter of 2011, lower incentive compensation costs associated with lower revenue levels, and lower share-based compensation as a result of a change in accounting estimate related to forfeitures. These reductions were partially offset by lower capitalized compensation for software development and higher severance charges.

        Transaction processing costs were down 13%, outpacing the 7% decline in total trading volume, due in part to lower execution costs as a result of improved routing capabilities and an increase in the portion of trades internally crossed through POSIT.

        Other expenses decreased $2.1 million primarily from lower software amortization and the consolidation of leased facilities, offset by $1.4 million of duplicate rent charges associated with the build-out of our new headquarters in lower Manhattan. We expect to incur duplicate rent charges of approximately $1.4 million per quarter in the first half of 2013 as we complete the build-out. Upon completion of the move we expect to incur a one-time charge of approximately $5.0 million, including a reserve for the remaining lease obligations at our current headquarters.

        In the second quarters of 2012 and 2011, we recorded goodwill impairment charges of $245.1 million and $225.0 million, respectively, reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows for the U.S. Operations reporting unit, and a decline in industry market multiples (see Critical Accounting Estimates). In the fourth quarter of 2011, we wrote down the remaining $4.3 million carrying value of a minority interest investment.

        Restructuring charges in 2012 include costs related to employee separation. In 2011, restructuring charges reflect costs related to employee separation and lease consolidation.

        Acquisition-related costs were incurred in connection with the June 2011 acquisition of RSEG, consisting of $0.7 million in professional services, such as legal and accounting services, as well as $1.8 million in costs to terminate a distribution agreement with a third party, net of a $1.0 million recovery from RSEG's former owners.

        Interest expense incurred in 2012 primarily relates to interest cost on our $25.5 million term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, including debt issuance cost amortization relating to both facilities.

Canadian Operations

	Year Ended December 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$61,776	$72,518	$(10,742)	(15)
Recurring	9,117	6,750	2,367	35
Other	6,020	6,282	(262)	(4)

Total revenues	76,913	85,550	(8,637)	(10)
Expenses:
Compensation and employee benefits	22,795	23,230	(435)	(2)
Transaction processing	11,584	13,630	(2,046)	(15)
Other expenses	30,992	27,970	3,022	11
Restructuring charges	1,145	685	460	67

Total expenses	66,516	65,515	1,001	2

Income before income tax expense	$10,397	$20,035	$(9,638)	(48)

        Currency translation decreased total Canadian revenues and expenses by $0.9 million and $0.7 million, respectively, resulting in a $0.2 million reduction to pre-tax income. Our Canadian results in 2012 include a full year of revenues and expenses related to RSEG's Canadian clients following the June 2011 acquisition.

        Trading across all Canadian markets declined 21% from last year, while our commissions and fees declined 15%. The decline was largely due to a decrease in the volume traded, as well as rate compression in our electronic brokerage products.

        Recurring revenues increased due to Canadian client usage of investment research services for a full period in 2012, as well as an increase in the number of billable connections through ITG Net.

        Compensation and employee benefits costs decreased due to lower incentive compensation, partially offset by increases in share-based compensation, and from new sales staff added to market our investment research products to Canadian clients.

        Transaction processing costs decreased as a result of lower volumes and improved routing capabilities.

        The increase in other expenses was primarily driven by a full period of distribution charges for rights granted by our U.S. operations to sell investment research in Canada, increases in telecommunications and occupancy costs related to moving the Canadian data center, software licenses for our foreign exchange trading and settlement operations and higher software amortization.

        Restructuring charges in 2012 and 2011 include costs related to employee separation.

European Operations

	Year Ended December 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$54,390	$57,280	$(2,890)	(5)
Recurring	12,971	13,182	(211)	(2)
Other	(95)	208	(303)	(146)

Total revenues	67,266	70,670	(3,404)	(5)
Expenses:
Compensation and employee benefits	26,085	29,353	(3,268)	(11)
Transaction processing	15,156	16,978	(1,822)	(11)
Other expenses	21,279	21,114	165	1
Goodwill and other asset impairment	28,481	—	28,481	100
Restructuring charges	615	962	(347)	36

Total expenses	91,616	68,407	23,209	34

(Loss) income before income tax expense	$(24,350)	$2,263	$(26,613)	NA

        Currency translation decreased total European revenues and adjusted expenses (excluding the currency impact on the goodwill impairment and restructuring charges) by $0.9 million and 1.6 million, respectively, resulting in a $0.7 million increase to adjusted pre-tax income (see Non-GAAP Financial Measures).

        Commissions and fees revenues decreased 5%, including unfavorable currency translation of $0.7 million, while overall market turnover decreased 24%. The decrease in commissions is attributable to less institutional business, partially offset by higher crossing activity in POSIT and a growth in sell-side activity.

        Recurring revenues were flat year on year, excluding the impact of currency translation, as growth in billable connections through ITG Net was offset by cancellations of OMS subscriptions. The decline in other revenues reflects the impact of client accommodations.

        Our European expenses increased $23.2 million due to goodwill impairment and restructuring charges totaling $29.1 million, which more than offset significant savings in compensation and transaction processing costs, and adversely impacted our profitability for the year.

        The decrease in compensation and employee benefits expenses was primarily driven by lower headcount and lower incentive compensation, partially offset by a decrease in capitalized compensation for software development and increases in share-based compensation and severance.

        Transaction processing costs were lower due to the decrease in trading volumes as well as the impact of crossing a higher portion of traded value in POSIT.

        Other expenses were relatively flat reflecting the offsetting impacts of increases from investments in our London and Stockholm data centers, which were established for the purpose of reducing latency, and the impact of lower allocations out from our Israeli development group and decreases in software amortization and various other costs.

        In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading activity, which resulted in lower estimated future cash flows for the European Operations reporting unit (see Critical Accounting Estimates).

        Restructuring charges in 2012 and 2011 include costs related to employee separation.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$33,613	$36,222	$(2,609)	(7)
Recurring	4,913	3,758	1,155	31
Other	352	316	36	11

Total revenues	38,878	40,296	(1,418)	(4)
Expenses:
Compensation and employee benefits	19,024	20,819	(1,795)	(9)
Transaction processing	9,208	8,794	414	5
Other expenses	17,405	16,958	447	3
Goodwill and other asset impairment	701	—	701	100
Restructuring charges	941	314	627	200

Total expenses	47,279	46,885	394	1

Loss before income tax expense	$(8,401)	$(6,589)	$(1,812)	(28)

        Currency translation had virtually no impact on Asia Pacific revenues or expenses, and thus no effect on pre-tax loss.

        Asia Pacific commissions and fees decreased 7% due to reduced average commission rates primarily due to rate compression. Our executed value in the region remained flat during 2012 while overall market turnover in the Asia Pacific markets where we operate decreased approximately 19%.

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

        The increase in other expenses reflects increases in market data and connectivity to support client growth and costs related to the restoration of former office space pursuant to the terms of the lease.

        In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading activity, which resulted in lower estimated future cash flows for the Asia Pacific Operations reporting unit (see Critical Accounting Estimates).

        Restructuring charges in 2012 primarily include costs related to employee separation while those recorded in 2011 reflect lease abandonment charges.

Consolidated Income Tax Expense

        Our effective tax rate was 8.4% in 2012 compared to 13.0% in 2011. The low effective tax rates on the reported pre-tax loss in both periods are directly attributable to the significant impairment charges in the U.S., Europe and Asia Pacific in 2012 and in the U.S. in 2011 which are either only partially deductible or fully non-deductible. 2012 also includes the impact of a net benefit recorded of $0.9 million following the resolution of a state tax contingency. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

U.S. Operations

	Year Ended December 31,
$ in thousands	2011	2010	Change	% Change
Revenues:
Commissions and fees	$279,781	$310,924	$(31,143)	(10)
Recurring	87,229	71,948	15,281	21
Other	8,511	2,818	5,693	202

Total revenues	375,521	385,690	(10,169)	(3)
Expenses:
Compensation and employee benefits	145,905	140,829	5,076	4
Transaction processing	52,200	46,183	6,017	13
Other expenses	143,417	142,505	912	1
Goodwill and other asset impairment	229,317	6,091	223,226	3,665
Restructuring charges	22,471	2,002	20,469	1,022
Acquisition-related costs	2,523	2,409	114	5
Interest expense	2,025	671	1,354	202

Total expenses	597,858	340,690	257,168	75

(Loss) income before income tax expense	$(222,337)	$45,000	$(267,337)	(594)

        The U.S. Operations in 2011 include a full year of activity for Majestic Research Corp. ("Majestic"), which was acquired in October 2010. Furthermore, following the acquisition of RSEG in June 2011, these results include revenues from RSEG's U.S. clients, which comprise a majority of its client base, along with all of RSEG's operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

        Our U.S. trading volumes increased 9% over 2010 while the overall U.S. trading markets equity volumes (as measured by the combined share volume of NYSE- and NASDAQ-listed securities) decreased 10%. Our average daily volume growth was driven by increased order flow from our sell-side client segment. The sell-side client segment comprised 40% of our average daily volume in 2011 compared to 24% in 2010. The increased order flow from this lower-rate business combined with reduced trading activity from our active fund manager clients resulted in a reduction in our average revenue capture per share. As a result, commissions and fees decreased by 10% despite the higher volumes.

	Year Ended December 31,
U.S. Operations: Key Indicators *	2011	2010	Change	% Change
Total trading volume (in billions of shares)	48.8	44.8	4.0	9
Average trading volume per day (in millions of shares)	193.7	177.8	15.9	9
Average revenue per share	$0.0049	$0.0060	$(0.0011)	(18)
U.S. market trading days	252	252	—	—

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

        Goodwill and other asset impairment charges in 2011 were recorded in the second and fourth quarters of 2011. In the second quarter, we recorded a goodwill impairment charge of $225.0 million, reflecting lower estimated future cash flows for the U.S. Operations reporting unit and a decline in industry market multiples (see Critical Accounting Estimates for further details). In the fourth quarter of 2011, we wrote down the remaining $4.3 million carrying value of a minority interest. In 2010, we recorded a $6.1 million charge for the write-down of certain capitalized software initiatives.

        Restructuring charges in 2011 and 2010 primarily include costs related to employee separation and lease consolidation.

        Acquisition-related costs were incurred in connection with the RSEG acquisition, consisting of $0.7 million in professional services, such as legal and accounting services, as well as $1.8 million in costs to terminate a distribution agreement with a third party, net of a $1.0 million recovery from RSEG's former owners. Costs in 2010 relate to the acquisition of Majestic in October 2010.

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

        Recurring revenues increased due to Canadian client usage of ITG Investment Research services, which contributed $1.5 million in revenues, as well as an increase in the number of billable connections through ITG Net. Other revenues increased as a result of higher fees earned from our customers' foreign currency transactions for settlement of equity trades in currencies other than the local currency.

        Compensation and employee benefits increased $1.3 million due to unfavorable currency translation and research related costs. These increases were offset in part by lower share-based compensation, which fluctuates for our Canadian operations based on changes in the market price of our stock.

        Transaction processing costs decreased $1.5 million due to a reduction in clearance and settlement charges as a result of the migration to a new clearing broker in August 2010 and lower execution costs from improved crossing rates and routing strategies. These decreases were offset in part by unfavorable currency translation.

        The increase in other expenses was primarily driven by consulting costs incurred to enhance our product offerings, costs related to enhancing our infrastructure, a $1.5 million charge from the U.S. Operations for investment research distribution rights, a $2.3 million increase in the amount allocated for research and development costs, higher data charges and unfavorable currency translation.

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

        European commissions and fees decreased $1.6 million, despite a favorable currency translation of $2.2 million. Excluding this currency translation impact, commissions and fees fell $3.8 million largely due to reduced institutional flow. Offsetting this decrease was revenue from our new Single Ticket Clearing business and additional revenue from our sell-side clients.

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

        Commissions and fees increased 19% over the prior year due primarily to strong order flow by local clients and by U.S. clients trading into the region for the Hong Kong, Japan and Australia markets, as well as the strength of the Australian Dollar. Commissions and fees were also positively impacted by additional ITG Net commission sharing revenues.

        Recurring revenues grew primarily from growth in the number of recurring billable network connections through ITG Net.

        Compensation and employee benefits increased primarily due to unfavorable currency translation of $0.9 million, as increases in headcount and incentive-based compensation were offset by decreases in severance and other employee-related expenses.

        Transaction processing costs increased due to an increase in institutional value traded, partially offset by cost saving initiatives implemented for clearance and settlement.

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

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At December 31, 2012, unrestricted cash and cash equivalents totaled $245.9 million.

        As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2012, we had interest-bearing security deposits totaling $29.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2011, we established a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

        We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $27.9 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

        Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

        The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net (loss) income	$(247,859)	$(179,789)	$23,980
Non-cash items included in net income	321,199	278,620	89,169
Effect of changes in receivables/payables from/to customers and brokers	(32,563)	4,045	58,588
Effect of changes in other working capital and operating assets and liabilities	(13,985)	(35,817)	4,372

Net cash provided by operating activities	$26,792	$67,059	$176,109

        The decrease in operating cash flow during 2012 was due primarily to a decrease in net income, net of non-cash items, such as the goodwill charge, together with the impact of the increase in net receivables/payables from/to customers and brokers primarily related to European settlement activities at December 31, 2012, which were partially financed by an increase in a short-term bank loan of $20.5 million.

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

Investing Activities

        Net cash used in investing activities of $58.1 million includes our investment in capitalizable software development projects and computer hardware, software and facilities, including the build-out of our new headquarters in lower Manhattan. Capital expenditures related to our new headquarters are expected to increase over the next six months and will be financed through our new master lease facility with BMO (see below).

Financing Activities

        Net cash used in financing activities of $7.8 million primarily reflects repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt, offset by short-term bank borrowings from overdraft facilities arising from international clearing, proceeds from a sales-leaseback transaction, borrowings under our BMO facility and the reduction of deferred compensation amounts through issuances of our common stock.

        In June 2012, $1.9 million was drawn on a master lease facility to finance purchased assets. The lease is payable over 48 months in monthly installments of approximately $38,000 and accrues interest at an annualized rate of 3% plus the average one month LIBOR for dollar deposits. The master lease facility expired on June 30, 2012.

        In August 2012, Investment Technology Group, Inc. ("Parent Company") entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company ("BMO"). The primary purpose of this facility is to finance equipment and construction expenditures related to the build-out of our new headquarters in lower Manhattan, with $14 million of the total facility available for funding leasehold improvements in connection therewith. The facility contains an initial interim funding agreement which is then succeeded by a capital lease.

        Under the terms of the interim funding agreement, Parent Company will be reimbursed for expenditures made during an interim funding period which ends on May 7, 2013, or up to 90 days later if an extension is requested and granted ("Interim Funding Period"). Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period are paid monthly at an annual rate of 2.25% plus 30-day LIBOR. Upon expiration of the Interim Funding Period, the interim funding agreement will be succeeded by fixed rate term financing structured as a capital lease with a 48-month term (from its inception date), at the end of which Parent Company may purchase the underlying equipment for $1. The fixed rate will be based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.

        At December 31, 2012, there was $0.6 million outstanding under the BMO facility.

        During 2012, the Company repurchased approximately 2.7 million shares of our common stock at a cost of approximately $26.3 million, which was funded from our available cash resources. Of these shares, approximately 2.5 million were purchased under our Board of Directors' authorization for a total cost of $23.5 million (average cost of $9.50 per share). An additional 0.3 million shares ($2.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of December 31, 2012, the total remaining number of shares currently available for repurchase under ITG's stock repurchase program was 1.5 million. The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

        Under the SEC's Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2012 for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$104.4	$103.4
AlterNet	4.6	4.5
ITG Derivatives	4.8	3.8

        As of December 31, 2012, ITG Inc. had a $5.9 million cash balance in Special Reserve Bank Accounts for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2012, are summarized in the following table (dollars in millions):

Canadian Operations	Net Capital	Excess Net Capital
Canada	$40.3	$39.8
European Operations
Europe	49.4	26.8
Asia Pacific Operations
Australia	3.5	1.3
Hong Kong	27.3	15.9
Singapore	0.4	0.2

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

Aggregate Contractual Obligations

        As of December 31, 2012, our contractual obligations and other commercial commitments amounted to $215.3 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$53,015	$30,714	$16,533	$5,768	$—
Long-term debt	15,388	5,837	9,551	—	—
Capital lease obligations	3,280	1,064	2,216	—	—
Operating lease obligations	137,723	15,139	27,082	29,849	65,653
Minimum payments under certain employment arrangements (a)	5,917	5,752	48	33	84

Total	$215,323	$58,506	$55,430	$35,650	$65,737

(a)
Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2012, we would be obligated to pay separation payments totaling $5.8 million.

        The above information excludes $13.7 million of unrecognized tax benefits discussed in Note 14, Income Taxes, to our consolidated financial statements because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

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

Goodwill Impairment: Testing Methodology and Valuation Considerations

        We obtained goodwill and intangible assets as a result of the acquisitions of subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Prior to the full impairment of our goodwill in the second quarter of 2012 we tested goodwill for impairment at least annually and more frequently if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value in accordance with ASC 350, Intangibles—Goodwill and other. Goodwill impairment testing uses a two-step process as follows:

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

        The impairment assessment requires management to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. The fair values of our reporting units were determined by considering the income approach, and where appropriate, a combination of the income and market approaches to valuation.

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

        Under the market approach, the fair value is derived from multiples which are (i) based upon operating data of similar guideline companies, (ii) evaluated and adjusted based on the strengths and weaknesses of our company compared to the guideline companies and (iii) applied to our company's operating data to arrive at an indication of value. We also consider prices paid in recent transactions that have occurred in our industry or related industries. In the latter case, valuation multiples based upon actual transactions are used to arrive at an indication of value. Under the market approach, certain judgments are made about the selection of comparable guideline companies, comparable recent company and asset transactions and transaction control premiums. Although we had based the fair value estimate on assumptions we believed to be reasonable, those assumptions are inherently unpredictable and uncertain and actual results could differ from the estimate.

        In our impairment testing, we also examined the sensitivity of the fair values of our reporting units by reviewing other scenarios relative to the initial assumptions we used to see if the resulting impact on fair values would have resulted in a different step one conclusion. Accordingly, we performed sensitivity analyses based on more conservative terminal growth scenarios and higher discount rates in which the fair values of these reporting units are recalculated. In the first sensitivity analysis, we lowered our terminal growth rate assumptions (holding all other critical assumptions constant), while in our second sensitivity analysis; we increased each reporting unit's discount rate (holding all other critical assumptions constant). We then evaluated the outcomes of the sensitivity analyses performed to assess their impact on our step one conclusions.

        As a corroborative source of fair value reasonability assessment, we reconciled the aggregate fair values of our reporting units to the market capitalization of ITG to derive an implied control premium (an adjustment reflecting the estimated incremental fair value of a controlling stake in a company). In performing this reconciliation, we used either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, generally 30 days. We then compared the implied control premium to premiums paid in observable recent transactions of comparable companies to verify the reasonableness of the fair value of our reporting units obtained through our primary valuation methods.

        We continually monitored and evaluated business and competitive conditions that affect our operations for indicators of potential impairment. As a result, we performed quarterly interim impairment testing in addition to our annual tests since 2010 due to the presence of adverse economic and business conditions such as significant outflows from domestic equity mutual funds (which comprise a core component of our client base), a prolonged decrease in our market capitalization below book value, a decline in our current and expected financial performance, and the significant near-term uncertainty related to both the global economic recovery and the outlook for our industry. Our interim impairment tests apply the same valuation techniques, terminal growth rates and sensitivity analyses used in our prior annual impairment tests to each updated quarterly cash flow forecast.

        During the first two months of 2012, outflows from domestic equity funds moderated significantly, averaging less than $2 billion per month before spiking to nearly $12 billion in March. This moderation followed outflows averaging $20 billion per month in the last six months of 2011. These somewhat mixed indications caused us to adjust our March 31 cash flow and earnings forecasts below the levels projected during our 2011 year-end impairment testing. These downwardly revised forecasts as well as current market data formed the basis upon which we performed our goodwill impairment testing at March 31. Based upon our assessments, we concluded that none of the goodwill allocated to any of our reporting units was impaired at that time.

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

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and our revolving credit facility. Since our $150.0 million credit facility is specifically earmarked for limited short-term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $243.5 million and $277.4 million as of December 31, 2012 and 2011, respectively. Our interest-bearing investments are not insured and because of the short-term high quality nature of the investments are not likely to fluctuate significantly in market value.

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

        Approximately 36% and 34% of our revenues for the years ended December 31, 2012 and 2011, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2012 and 2011, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $4.3 million and $0.7 million, respectively.

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

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2012 and 2011, our unrestricted cash and cash equivalents and mutual fund securities owned were $250.5 million and $288.8 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 6, 2013

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$245,875	$284,188
Cash restricted or segregated under regulations and other	61,117	71,496
Deposits with clearing organizations	29,149	25,538
Securities owned, at fair value	10,086	5,277
Receivables from brokers, dealers and clearing organizations	1,107,119	871,315
Receivables from customers	546,825	472,509
Premises and equipment, net	54,989	43,023
Capitalized software, net	43,994	51,258
Goodwill	—	274,292
Other intangibles, net	35,227	39,594
Income taxes receivable	7,460	6,838
Deferred taxes	39,155	16,493
Other assets	15,763	16,248

Total assets	$2,196,759	$2,178,069

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$165,062	$181,224
Short-term bank loans	22,154	1,606
Payables to brokers, dealers and clearing organizations	1,337,459	1,079,773
Payables to customers	226,892	207,738
Securities sold, not yet purchased, at fair value	5,249	438
Income taxes payable	10,608	11,460
Deferred taxes	293	719
Term debt	19,272	23,997

Total liabilities	1,786,989	1,506,955

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,037,011 and 51,899,229 shares issued at December 31, 2012 and 2011, respectively	520	519
Additional paid-in capital	245,002	249,469
Retained earnings	405,485	653,344
Common stock held in treasury, at cost; 14,677,872 and 12,679,948 shares at December 31, 2012 and 2011, respectively	(253,111)	(240,559)
Accumulated other comprehensive income (net of tax)	11,874	8,341

Total stockholders' equity	409,770	671,114

Total liabilities and stockholders' equity	$2,196,759	$2,178,069

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Commissions and fees	$380,976	$445,801	$469,005
Recurring	109,767	110,919	93,186
Other	13,693	15,317	8,563

Total revenues	504,436	572,037	570,754

Expenses:
Compensation and employee benefits	196,362	219,307	215,886
Transaction processing	81,173	91,602	85,387
Occupancy and equipment	62,637	60,191	59,905
Telecommunications and data processing services	59,850	58,460	53,473
Other general and administrative	88,543	90,808	94,253
Goodwill and other asset impairment	274,285	229,317	5,375
Restructuring charges	9,499	24,432	4,062
Acquisition-related costs	—	2,523	2,409
Interest expense	2,542	2,025	671

Total expenses	774,891	778,665	521,421

(Loss) income before income tax (benefit) expense	(270,455)	(206,628)	49,333
Income tax (benefit) expense	(22,596)	(26,839)	25,353

Net (loss) income	$(247,859)	$(179,789)	$23,980

(Loss) earnings per share:
Basic	$(6.45)	$(4.42)	$0.56

Diluted	$(6.45)	$(4.42)	$0.55

Basic weighted average number of common shares outstanding	38,418	40,691	42,767

Diluted weighted average number of common shares outstanding	38,418	40,691	43,496

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(247,859)	$(179,789)	$23,980
Other comprehensive income (loss), net of tax:
Currency translation adjustment	3,533	(2,066)	2,939
Net change in securities available for sale	—	(86)	155

Other comprehensive income (loss)	3,533	(2,152)	3,094

Comprehensive (loss) income	$(244,326)	$(181,941)	$27,074

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2009	$—	517	$233,374	$809,153	$(182,743)	$7,399	$867,700

Net income	—	—	—	23,980	—	—	23,980
Other comprehensive income	—	—	—	—	—	3,094	3,094
Issuance of common stock for stock options (125,268 shares), restricted share awards (317,489 shares) and employee stock unit awards (311,106 shares), including tax benefit shortfall and award cancellations of $2.2 million	—	—	(9,925)	—	16,961	—	7,036
Issuance of common stock for the employee stock purchase plan (108,454 shares)	—	1	1,650	—	—	—	1,651
Majestic acquisition replacement awards	—	—	2,994	—	—	—	2,994
Purchase of common stock (3,151,828 shares)	—	—	—	—	(50,284)	—	(50,284)
Shares withheld for net settlements of share-based awards (235,075 shares)	—	—	—	—	(4,095)	—	(4,095)
Share-based compensation	—	—	17,992	—	—	—	17,992

Balance at December 31, 2010	—	518	246,085	833,133	(220,161)	10,493	870,068

Net loss	—	—	—	(179,789)	—	—	(179,789)
Other comprehensive loss	—	—	—	—	—	(2,152)	(2,152)
Issuance of common stock for stock options (111,792 shares), restricted share awards (787,399 shares) and employee stock unit awards (288,917 shares), including tax benefit shortfall and award cancellations of $3.3 million	—	—	(19,285)	—	24,514	—	5,229
Issuance of common stock for the employee stock purchase plan (108,621 shares)	—	1	1,253	—	—	—	1,254
Purchase of common stock for treasury (2,974,200 shares)	—	—	—	—	(38,928)	—	(38,928)
Shares withheld for net settlements of share-based awards (369,099 shares)	—	—	—	—	(5,984)	—	(5,984)
Share-based compensation	—	—	21,416	—	—	—	21,416

Balance at December 31, 2011	—	519	249,469	653,344	(240,559)	8,341	671,114

Net loss	—	—	—	(247,859)	—	—	(247,859)
Other comprehensive loss	—	—	—	—	—	3,533	3,533
Issuance of common stock for restricted share awards (670,933 shares) and employee stock unit awards (71,580 shares), including tax benefit shortfall and award cancellations of $4.1 million	—	—	(16,306)	—	13,722	—	(2,584)
Awards reclassified to liability for cash settlement (259,840 shares)	—	—	(2,838)	—	—	—	(2,838)
Issuance of common stock for the employee stock purchase plan (137,782 shares)	—	1	1,130	—	—	—	1,131
Purchase of common stock for treasury (2,470,000 shares)	—	—	—	—	(23,457)	—	(23,457)
Shares withheld for net settlements of share-based awards (270,467 shares)	—	—	—	—	(2,817)	—	(2,817)
Share-based compensation	—	—	13,547	—	—	—	13,547

Balance at December 31, 2012	$—	$520	$245,002	$405,485	$(253,111)	$11,874	$409,770

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(247,859)	$(179,789)	$23,980
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	56,493	59,057	62,373
Deferred income tax (benefit) expense	(27,156)	(32,593)	(4,315)
Provision for doubtful accounts	1,401	203	178
Share-based compensation	15,628	20,156	18,006
Capitalized software write-off	—	—	6,091
Non-cash restructuring charges, net	548	2,480	1,461
Goodwill and other asset impairment	274,285	229,317	5,375
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	11,700	(2,625)	25,843
Deposits with clearing organizations	(3,611)	(11,303)	656
Securities owned, at fair value	(4,689)	18,403	(18,058)
Receivables from brokers, dealers and clearing organizations	(230,137)	(6,671)	(503,140)
Receivables from customers	(59,252)	134,913	(290,031)
Accounts payable and accrued expenses	(22,905)	(18,079)	(31,995)
Payables to brokers, dealers and clearing organizations	241,231	(59,605)	889,457
Payables to customers	15,595	(64,592)	(37,698)
Securities sold, not yet purchased, at fair value	4,695	(18,915)	18,347
Income taxes receivable/payable	(1,459)	(6,053)	10,446
Other, net	2,284	2,755	(867)

Net cash provided by operating activities	26,792	67,059	176,109

Cash Flows from Investing Activities:
Acquisition of subsidiaries and minority interests, net of cash acquired	—	(36,185)	(48,926)
Capital purchases	(33,424)	(22,857)	(19,280)
Capitalization of software development costs	(24,635)	(29,061)	(33,897)
Proceeds from sale of investments	—	2,095	—

Net cash used in investing activities	(58,059)	(86,008)	(102,103)

Cash Flows from Financing Activities:
Proceeds of short-term bank loans	20,548	1,606	—
Proceeds from term loans	—	25,469	—
Repayments of term loans	(7,185)	(4,043)	(46,900)
Proceeds from interim funding facility	605	—	—
Proceeds from sales-lease back transactions	1,855	2,571	—
Debt issuance costs	—	(2,908)	—
Common stock issued	2,674	9,753	10,896
Common stock repurchased	(23,457)	(38,928)	(50,284)
Shares withheld for net settlements of share-based awards	(2,817)	(5,984)	(4,095)

Net cash used in financing activities	(7,777)	(12,464)	(90,383)

Effect of exchange rate changes on cash and cash equivalents	731	(1,409)	2,508

Net decrease in cash and cash equivalents	(38,313)	(32,822)	(13,869)

Cash and cash equivalents—beginning of year	284,188	317,010	330,879

Cash and cash equivalents—end of year	$245,875	$284,188	$317,010

Supplemental cash flow information:
Interest paid	$2,673	$2,453	$1,343
Income taxes paid	$5,495	$15,508	$19,345
Majestic acquisition replacement awards	$—	$—	$2,994

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) Investment Technology Group Limited, an institutional broker-dealer in Europe, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc., a provider of independent data-driven investment research, and The Macgregor Group, Inc., a provider of trade order management technology and network connectivity services for the financial community.

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

        The Company's reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 23, Segment Reporting, which also includes financial information about geographic areas). The U.S. Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity, analytical products and investment research services. The Canadian and Asia Pacific Operations segments provide electronic and high-touch trade execution, trade execution management, network connectivity, analytical products and investment research services. The European Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity and analytical products and includes a technology research and development facility in Israel.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent ownership), in which the Company has the ability to exercise significant influence but neither has a controlling interest nor is the primary beneficiary, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in Accounting Standards Codification (ASC) 810, Consolidation, a partially-owned affiliate would be consolidated when it has

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

less than a 50% ownership if the Company was the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

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

        Revenues for investment research and analytical products sold on a subscription basis are recognized when services are rendered provided that persuasive evidence exists, the fees are fixed or determinable and collectability is reasonably assured.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Client Commission Arrangements

        Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties and the Company's subsidiaries. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Prepaid research, including balance transfer receivables due from other broker-dealers, net of allowance is included in receivables from customers and receivables from brokers, dealers and clearing organizations, while accrued research payable is classified as accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

        Client commissions allocated for research and related prepaid and accrued research balances for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in millions):

	2012	2011	2010
Client commissions	$112.1	$130.8	$155.8

Prepaid research, gross	$5.1	$3.7	$4.6
Allowance for prepaid research	(0.4)	(0.4)	(0.4)

Prepaid research, net of allowance	$4.7	$3.3	$4.2

Accrued research payable	$38.6	$50.7	$41.6

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development

        All research and development costs are expensed as incurred. Research and development costs, which are included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, are estimated at $44.6 million, $47.5 million and $49.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Business Combinations, Goodwill and Other Intangibles

        Assets acquired and liabilities assumed are recorded at their fair values on the date of acquisition. The cost to be allocated in a business combination includes consideration paid to the sellers, including cash and the fair values of assets distributed and the fair values of liabilities assumed. Both direct (e.g., legal and professional fees) and indirect costs of the business combination are expensed as incurred. Certain agreements to acquire entities include potential additional consideration that is payable, contingent on the acquired company maintaining or achieving specified earnings levels in future periods. For acquisitions that took place prior to January 1, 2009, the fair value of the consideration issued or issuable is recorded as an additional cost of the acquired entity when the contingency is resolved and additional consideration is distributable. For acquisitions occurring after January 1, 2009, the fair value of any contingent consideration would be recognized on the acquisition date with subsequent changes in that fair value reflected in income. The consolidated financial statements and results of operations reflect an acquired business from the date of acquisition.

        An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable (i.e., capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged). Goodwill represents the excess of the cost of each acquired entity over the amounts assigned to the tangible and identifiable intangible assets acquired and liabilities assumed.

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

        Any goodwill is assessed no less than annually for impairment. The fair values used in the Company's impairment testing are determined by the discounted cash flow method (an income approach) and where appropriate, a combination of the discounted cash flow method and the guideline company method (a market approach). An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. In determining the fair value of each of the Company's reporting units, the discounted cash flow analyses employed require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company's discounted cash flow analyses were based on financial budgets and forecasts developed

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

internally by management. The Company's discount rate assumptions are based on a determination of its required rate of return on equity capital.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2011 and 2010:

	2011	2010
Dividend yield	0.0%	0.0%
Risk free interest rate	2.0%	1.5%
Expected volatility	40%	44%
Expected life (years)	4.76	4.00

        No option awards were granted in 2012.

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

        Certain restricted stock awards granted have both service and market conditions. Awards with market conditions are valued based on (a) the grant date fair value of the award for equity-based awards or (b) the period-end fair value for liability-based awards. Fair value for market condition based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's common stock. Compensation costs for awards with market conditions are recognized on a graded vesting basis over the estimated service period calculated by the Monte Carlo simulation model.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Common Stock Held in Treasury, at Cost

        The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders' equity and included in common stock held in treasury, at cost in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 14,677,872 and 12,679,948 shares of common stock in treasury as of December 31, 2012 and 2011, respectively.

Recently Adopted Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This option is in lieu of performing a quantitative fair value assessment. The Company elected to early adopt this update effective for the interim reporting period, which began on October 1, 2012. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-5, Comprehensive Income (Topic 220). Companies now have two choices of how to present items of net income, comprehensive income and total comprehensive income. Companies can create one continuous statement of comprehensive income or two separate consecutive statements. This standard became effective for the Company on January 1, 2012, the adoption of which changed the presentation of its comprehensive income, but did not have an impact on its results of operations, financial position or cash flows.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in an effort to simplify goodwill impairment testing. The amendments permit companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This standard became effective for the Company on January 1, 2012, the adoption of which changed the process and procedures for the Company's goodwill impairment testing, but did not have an impact on its results of operations, financial position or cash flows.

(3)   Restructuring Charges

2012 Restructuring

        In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs by approximately $20 million. The initiative was designed to improve financial performance and enhance stockholder returns while maintaining ITG's competitiveness and high standard of client service. This plan primarily focused on reducing workforce, market data and other general and administrative costs across ITG's businesses.

        The following table summarizes the pre-tax charges by segment (dollars in thousands). Employee severance costs relate to the termination of approximately 80 employees. These charges are classified as restructuring charges in the Consolidated Statements of Operations.

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Employee separation costs	$6,797	$1,145	$615	$942	$9,499

Total	$6,797	$1,145	$615	$942	$9,499

        Activity and liability balances recorded as part of the 2012 restructuring plan through December 31, 2012 are as follows:

Employee separation costs
Restructuring charges recognized in 2012	$9,499
Cash payments	(2,026)
Acceleration of share-based compensation in additional paid-in capital	(548)
Other	(17)

Balance at December 31, 2012	$6,908

2011 Restructuring

        In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns. The restructuring charges consisted of employee separation costs ($19.2 million) and lease abandonment costs ($4.3 million).

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the changes during 2012 in the Company's liability balance related to the 2011 restructuring plans, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2011	$4,530	$4,337	$8,867
Utilized—cash	(4,553)	(1,065)	(5,618)
Other	140	(174)	(34)

Balance at December 31, 2012	$117	$3,098	$3,215

        The remaining accrued employee separation costs reflect the settlement of restricted share awards, which will continue through February 2014. The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

  U.S.

        In the fourth quarter of 2010, the Company closed its Westchester, NY office, relocated the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million. The restructuring charge consisted of lease abandonment costs ($2.2 million) and employee separation costs ($0.1 million). During 2011, an additional charge of $0.8 million was recorded after the Company revaluated the potential of sub-leasing the vacated office space.

        The following table summarizes the changes during 2012 in the Company's liability balance related to the 2010 U.S. restructuring plan, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2011	$2,553
Utilized—cash	(381)

Balance at December 31, 2012	$2,172

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        All charges related to this plan were fully paid by December 31, 2011.

2009 Restructuring

        In the fourth quarter of 2009, the Company committed to a restructuring plan (aimed primarily at its U.S. Operations) to reengineer its operating model to focus on a leaner cost structure and a more selective deployment of resources towards those areas of its business that provide a sufficiently profitable return.

        The following table summarizes the final changes during 2012 in the Company's liability balance related to the 2009 restructuring plan included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2011	$53	$235	$288
Utilized—cash	(26)	(220)	(246)
Other	(27)	(15)	(42)

Balance at December 31, 2012	$—	$—	$—

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.

        Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,555	$4,555	$—	$—
U.S. government money market mutual funds	97,203	97,203	—	—
Money market mutual funds	6,231	6,231	—	—
Securities owned, at fair value:
Corporate stocks—trading securities	5,438	5,438	—	—
Mutual funds	4,648	4,648	—	—

Total	$118,075	$118,075	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	$5,249	$5,249	$—	$—

Total	$5,249	$5,249	$—	$—

December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$2,041	$2,041	$—	$—
U.S. government money market mutual funds	110,901	110,901	—	—
Money market mutual funds	6,372	6,372	—	—
Securities owned, at fair value:
Corporate stocks—trading securities	689	689	—	—
Mutual funds	4,588	4,588	—	—

Total	$124,591	$124,591	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	$438	$438	$—	$—

Total	$438	$438	$—	$—

        Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

        Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were measured at fair value during 2012 and 2011 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using
December 31, 2012	Total	Level 1	Level 2	Level 3	Total Losses
Goodwill—U.S. Operations	$—	$—	$—	$—	$245,103
Goodwill—European Operations	—	—	—	—	28,481
Goodwill—Asia Pacific Operations	—	—	—	—	701

Total	$—	$—	$—	$—	$274,285

		Fair Value Measurements Using
December 31, 2011	Total	Level 1	Level 2	Level 3	Total Losses
Goodwill—U.S. Operations	$245,118	$—	$245,118	$—	$225,035
Equity Investment	—	—	—	—	4,282

Total	$245,118	$—	$245,118	$—	$229,317

Goodwill

        Goodwill allocated to the Company's U.S. Operations reporting unit with a carrying value of $470.1 million was written down to its implied fair value of $245.1 million in the second quarter of 2011, resulting in an impairment charge of $225.0. In the second quarter of 2012, the goodwill allocated to the Company's U.S., European and Asia Pacific Operations reporting units was written down to their implied fair value of zero. These charges are included in goodwill and other asset impairment in the Company's Consolidated Statements of Operations.

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

(5)   Derivative Instruments

Derivative Contracts

        All derivative instruments are recorded on the Consolidated Statements of Financial Condition at fair value in other assets or accounts payable and accrued expenses. Recognition of the gain or loss that results from recording and adjusting a derivative to fair value depends on the intended purpose for

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entering into the derivative contract and the formal designation for accounting purposes. Gains and losses from derivatives that are not formally designated as hedges are recognized immediately in income. For derivative instruments that are formally designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in income and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are formally designated and qualify as a cash flow hedge will be recorded on the Consolidated Statements of Financial Condition in accumulated other comprehensive income ("OCI") until the hedged transaction is recognized in income. However, to the extent the hedge is deemed ineffective, the ineffective portion of the change in fair value of the derivative will be recognized immediately in income. For discontinued cash flow hedges, prospective changes in the fair value of the derivative are recognized in income. Any gain or loss in accumulated OCI at the time the hedge is discontinued will continue to be deferred until the original forecasted transaction occurs. However, if it is determined that the likelihood of the original forecasted transaction is no longer probable, the entire related gain or loss in accumulated OCI is immediately reclassified into income.

        The Company periodically enters into three month forward contracts to sell Euros and buy British Pounds to economically manage the risk of currency movements on Euro deposits held in banks across Europe for equity trade settlement. When a contract matures, an assessment is made as to whether or not the contract value needs to be amended prior to entering into another, to ensure continued economic hedge effectiveness. As these contracts are not formally designated as hedges for accounting purposes, the changes to their fair value are recognized immediately in income. The related counterparty agreements do not contain any credit-risk related contingent features. There were no open three month forward contracts outstanding at December 31, 2012 and 2011.

        When clients request trade settlement in a currency other than the currency in which the trade was executed, the Company enters into foreign exchange contracts in order to close out the resulting foreign currency position. The foreign exchange contracts are executed the same day as the underlying trade. As these contracts are not formally designated as hedges for accounting purposes, the changes to their fair value are recognized immediately in income.

        Asset derivatives are included in other assets while liability derivatives are included in accounts payable and accrued expenses on the Consolidated Statements of Financial Condition. The fair values of the Company's derivative instruments at December 31, 2012 and 2011 were not material. There were no derivatives designated as hedging instruments in either period.

        The impact that derivative instruments not formally designated as hedging instruments had on the results of operations at December 31, 2012 and 2011, which are recorded in other general and administrative expense in the Consolidated Statements of Operations was not material.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The results of RSEG have been included in the Company's consolidated financial statements since its acquisition date. The $38.6 million purchase price for RSEG consisted of all cash with no contingent payment provisions. In connection with the acquisition, the Company also incurred approximately $0.7 million of acquisition-related costs, including legal fees and other professional fees, as well as $1.8 million in connection with the termination of a distribution agreement with a third party, net of a $1.0 million recovery from RSEG's former owners. These costs were classified in the Consolidated Statements of Operations as acquisition-related costs.

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

        Goodwill and the customer-related intangible asset were assigned to the U.S. Operations segment, which is expected to be the primary beneficiary of the synergies achieved from the business combination. The goodwill is deductible for corporate income tax purposes over 15 years. The acquired customer related intangible asset of $7.0 million has a 10 year useful life. The pro forma results of the RSEG acquisition would not have been material to the Company's results of operations.

(7)   Goodwill and Other Intangibles

Goodwill

        The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance at December 31, 2010	$439,294	$28,484	$701	$468,479
2011 Activity:
Impairment losses	(225,035)	—	—	(225,035)
Acquisition of RSEG	30,715	—	—	30,715
Majestic price adjustment	144	—	—	144
Currency translation adjustment	(13)	2	—	(11)

Balance at December 31, 2011	$245,105	$28,486	$701	$274,292

2012 Activity:
Impairment losses	(245,103)	(28,481)	(701)	(274,285)
Currency translation adjustment	(2)	(5)	—	(7)

Balance at December 31, 2012	$—	$—	$—	$—

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Since 2010, indicators of potential impairment prompted the Company to perform goodwill impairment tests at the end of each quarterly interim period. These indicators included a prolonged decrease in market capitalization, a decline in operating results in comparison to prior years, and the significant near-term uncertainty related to both the global economic recovery and the outlook for the Company's industry. As the indicators of potential impairment did not improve, the Company continued to perform interim goodwill impairment testing at the end of each quarterly period through the second quarter of 2012. All interim impairment tests applied the same valuation techniques and sensitivity analyses used in the Company's annual impairment tests to updated cash flow and profitability forecasts.

        Based upon tests performed for the June 30, 2011 interim test, the Company recorded an impairment charge of $225.0 million in connection with the goodwill allocated to its U.S. Operations reporting unit. This impairment charge reflected continued weakness in institutional trading volumes, which lowered estimated future cash flows of the U.S. Operations reporting unit, as well as a decline in industry market multiples.

        Based upon tests performed during the second quarter of 2012, the Company recorded an impairment charge of $274.3 million in connection with the goodwill allocated to its U.S., European and Asia Pacific reporting units. This impairment charge reflected continued weakness in global institutional trading volumes and an increasingly uncertain outlook on then near-term business fundamentals as well as the length and severity of the decline in global institutional equity market activity. Consequently, the Company downwardly revised its earnings and cash flow forecasts to reflect adjusted expectations for a significantly slower recovery and more prolonged downturn in its global businesses and reduced the multiple used in its market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for the Canadian reporting unit that was well in excess of its carrying value (which does not include goodwill), the fair values for the U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating potential impairment of the goodwill held in these units and requiring step two impairment testing. The step two valuation test yielded aggregate fair values for the tangible and (non-goodwill) intangible assets in each of these reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill. As a result, goodwill in each of these reporting units was determined to be fully impaired requiring the Company to record a goodwill impairment charge in the second quarter of 2012.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

        Acquired other intangible assets consisted of the following at December 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$10,400	$2,000	$10,400	$1,293	4.0
Customer-related intangibles	27,851	6,712	27,851	4,497	13.1
Proprietary software	21,501	16,106	20,876	14,036	6.4
Trading rights	243	—	243	—	—
Other	50	—	50	—	—

Total	$60,045	$24,818	$59,420	$19,826

        At December 31, 2011, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name. Amortization expense for definite-lived intangibles was $5.0 million, $4.2 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively and was included in other general and administrative expense in the Consolidated Statements of Operations.

        The Company's estimate of future amortization expense for acquired other intangibles that exist at December 31, 2012 is as follows (dollars in thousands):

Year	Estimated Amortization
2013	$4,302
2014	3,811
2015	2,654
2016	2,654
2017	2,654
Thereafter	10,460

Total	$26,535

        The Company performed its annual impairment testing as of October 1, 2012 and determined that there was no impairment of the carrying values of other intangible assets in the periods presented.

(8)   Cash Restricted or Segregated Under Regulations and Other

        Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers and brokers ("Special Reserve Bank Account") maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act ("Customer Protection Rule"), (iii) funds on deposit for European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)   Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31 (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2012	2011	2012	2011
Corporate stocks—trading securities	$5,438	$689	$5,249	$438
Mutual funds	4,648	4,588	—	—

Total	$10,086	$5,277	$5,249	$438

        Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

Available-for-Sale Securities

        Unrealized holding gains and losses for available-for-sale securities, net of tax effects, are reported in accumulated OCI until realized. At December 31, 2012 and 2011, the Company did not hold any available-for-sale securities. During 2011, the Company sold all of the available-for-sale securities it held for gross proceeds of $2.1 million and recorded a pre-tax gain of $0.5 million.

(10) Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from and payables to brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables from		Payables to
	2012	2011	2012	2011
Broker-dealers	$297,916	$205,975	$513,529	$370,146
Clearing organizations	12,391	2,365	728	14,945
Securities borrowed	798,228	663,293	—	—
Securities loaned	—	—	823,202	694,682
Allowance for doubtful accounts	(1,416)	(318)	—	—

Total	$1,107,119	$871,315	$1,337,459	$1,079,773

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables from and Payables to Customers

        The following is a summary of receivables from and payables to customers at December 31 (dollars in thousands):

	Receivables from		Payables to
	2012	2011	2012	2011
Customers	$548,287	$473,852	$226,892	$207,738
Allowance for doubtful accounts	(1,462)	(1,343)	—	—

Total	$546,825	$472,509	$226,892	$207,738

        The Company maintains an allowance for doubtful accounts based upon estimated collectability of receivables. The allowance was increased by $1.4 million in 2012 and $0.2 million in both 2011 and 2010. Total write-offs against the allowance of $0.2 million, $0.1 million and $0.1 million were recorded during 2012, 2011 and 2010, respectively.

Securities Borrowed and Loaned

        As of December 31, 2012, securities borrowed as part of the Company's matched book operations with a fair value of $790.8 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Consolidated Statements of Operations for 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Interest earned	$19,242	$19,130
Interest incurred	(14,589)	(14,646)

Net	$4,653	$4,484

(11) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2012	2011
Furniture, fixtures and equipment	$142,235	$141,497
Leasehold improvements	45,944	32,876

	188,179	174,373
Less: accumulated depreciation and amortization	133,190	131,350

Total	$54,989	$43,023

        Depreciation and amortization expense relating to premises and equipment amounted to $19.5 million, $19.2 million and $21.2 million during the years ended December 31, 2012, 2011 and 2010, respectively, and is included in occupancy and equipment expense in the Consolidated Statements of Operations.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2012	2011
Capitalized software costs	$94,177	$132,544
Less: accumulated amortization	50,183	81,286

Total	$43,994	$51,258

        Software costs totaling $24.6 million and $29.1 million were capitalized in 2012 and 2011, respectively, related to the continued development of new features and functionalities across the entire ITG product line. The development includes performance optimizations and usability enhancements for the Triton Black product and Algorithmic Trading Suite as well as efforts to globalize certain product lines such as POSIT Marketplace. The Company continued to develop new features for pre- and post-trade product offerings as well as build enhancements for its global market data system. The Company also continues to invest in its internal infrastructure. During 2012, capitalized software costs and related accumulated amortization were each reduced by $64.7 million for fully amortized costs that are no longer in use.

        As of December 31, 2012, there were no capitalized software costs not subject to amortization because all underlying products were available for release. As of December 31, 2011, $1.3 million of capitalized software costs were not subject to amortization as the underlying products were not yet available for release. Other general and administrative expenses in the Consolidated Statements of Operations included $32.1 million, $35.7 million and $38.2 million related to the amortization of capitalized software costs in 2012, 2011 and 2010, respectively.

(13) Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2012	2011
Accrued compensation and benefits	$39,762	$50,666
Accrued research payables	38,591	50,721
Trade payables	22,624	17,790
Accrued restructuring	12,295	11,708
Deferred revenue	12,177	15,493
Deferred compensation	4,650	7,579
Accrued transaction processing	3,359	2,986
Other	31,604	24,281

Total	$165,062	$181,224

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Income Taxes

        Income tax (benefit) expense consisted of the following components (dollars in thousands):

	2012	2011	2010
Current:
Federal	$416	$(1,160)	$18,524
State	782	1,282	5,026
Foreign	3,362	5,632	6,118

	4,560	5,754	29,668
Deferred:
Federal	(19,423)	(25,146)	(4,289)
State	(7,565)	(8,409)	(766)
Foreign	(168)	962	740

	(27,156)	(32,593)	(4,315)

Total	$(22,596)	$(26,839)	$25,353

        Income before income taxes consisted of the following (dollars in thousands):

	2012	2011	2010
U.S.	$(248,101)	$(222,337)	$45,000
Foreign	(22,354)	15,709	4,333

Total	$(270,455)	$(206,628)	$49,333

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax assets (liabilities) at December 31 were as follows (dollars in thousands):

	2012	2011
Deferred tax assets:
Compensation and benefits	$9,474	$9,565
Net operating loss and capital loss carry forward	19,012	15,810
Share-based compensation	8,506	12,430
Allowance for doubtful accounts	1,149	663
Tax benefits on uncertain tax positions	2,696	2,846
Goodwill and other intangibles	24,746	2,370
Depreciation	649	—
Other	9,203	8,914

Total deferred tax assets	75,435	52,598
Less: valuation allowance	20,774	16,279

Total deferred tax assets, net of valuation allowance	54,661	36,319

Deferred tax liabilities:
Depreciation	—	(2,038)
Capitalized software	(15,226)	(17,769)
Other	(573)	(738)

Total deferred tax liabilities	(15,799)	(20,545)

Net deferred tax assets (liabilities)	$38,862	$15,774

        At December 31, 2012, the Company believes that it is more likely than not that future reversals of its existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance. The Company's valuation allowance is primarily the result of historical operating losses in the Asia Pacific entities, where we maintain a full valuation for all deferred tax assets and net operating losses and in certain entities in the European Operations where we currently have net operating losses.

        Net operating loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong, Australia, U.K. and Ireland operating losses	$77,068	Indefinite
United States	3,909	17 years

	$80,977

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	1.8	2.2	6.0
Foreign tax impact, net	(3.6)	(0.9)	9.8
Non-deductible costs *	(24.3)	(23.7)	1.1
Other, net	(0.5)	0.4	(0.5)

Effective income tax rate	8.4%	13.0%	51.4%

*
Non-deductible costs reflect the goodwill impairment charges incurred in 2012 and 2011 and a portion of Majestic acquisition costs incurred in 2010.

        For the years ended December 31, 2012, 2011 and 2010, the tax benefits realized on the exercises of employee stock options and the vesting of employee restricted share awards were less than the deferred benefits that were recorded based on grant date fair values. The resulting tax shortfalls on these awards, along with the impact of cancelled awards reduced additional paid-in capital by $4.1 million, $3.3 million and $2.2 million in 2012, 2011 and 2010, respectively. For further discussion, see Note 20, Employee and Non-Employee Director Stock and Benefit Plans.

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

        During 2012, uncertain tax positions in the U.S. were resolved for the 2005-2011 fiscal years resulting in a decrease in our liability of $1.9 million and the related deferred tax asset of $0.7 million. As a result of this, we recognized a tax benefit of $0.9 million.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2012	2011	2010
Balance, January 1	$14,542	$12,380	$10,999
Additions based on tax positions related to the current year	568	2,402	2,088
Additions based on tax positions of prior years	857	647	897
Reductions for tax positions of prior years	(2,024)	(42)	(35)
Reductions due to settlements with taxing authorities	(217)	(516)	(758)
Reductions due to expiration of statute of limitations	—	(329)	(811)

Balance, December 31	$13,726	$14,542	$12,380

        Included in the balance at December 31, 2012, 2011 and 2010, are $12.4 million, $12.0 million, and $10.8 million, respectively, of unrecognized tax benefits (net of federal benefits) which, if recognized, would affect the Company's effective tax rate.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2007. The Internal Revenue Service is currently examining the Company's U.S. federal income tax returns for 2007 through 2010. Certain state and local returns are also currently under various stages of audit. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2012, interest expense of $3.3 million, gross of related tax effects of $1.4 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2012, 2011 and 2010, the Company recognized $0.8 million, $0.7 million and $0.5 million, respectively, of tax-related interest expense. Penalties of $0.1 million were recognized in 2010 as a component of income tax expense. No such penalties were incurred during 2011 or 2012.

(15) Borrowings

Short Term Bank Loans

        The Company's international securities clearance and settlement operations are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2012, the European Operations had $22.2 million outstanding under these facilities for settlement transactions at a weighted average interest rate of approximately 1.4%.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payable, or the lenders may in their discretion terminate their commitments and declare due all unpaid amounts outstanding.

        At December 31, 2012 there were no amounts outstanding under the Credit Agreement.

Term Debt

        At December 31, 2012, term debt is comprised of the following (dollars in thousands):

Aggregate Amount
Term loan	$15,388
Obligations under capital lease	3,280
Interim funding facility under capital lease	604

Total	$19,272

        On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement ("Term Loan Agreement") with Banc of America Leasing & Capital, LLC ("Bank of America"). The four-year term loan established under this agreement ("Term Loan") is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing was to provide capital for strategic initiatives. Among other obligations and restrictions, the terms of the Term Loan Agreement include compliance with the financial covenants of the Credit Agreement for as long as the Credit Agreement is outstanding.

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

Year	Aggregate Amount
2013	$5,837
2014	6,367
2015	3,184

$15,388

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principal repayment on a monthly schedule and accrues interest at the same rate prescribed for the Term Loan.

        In September 2011, $2.6 million was drawn on the lease facility to finance purchased assets that had a fair value of $2.4 million on the date of financing, resulting in the recording of a principal balance of $2.4 million and deferred gain of $0.2 million. In June 2012, $1.9 million was drawn on the lease facility to finance purchased assets that had a fair value slightly under $1.9 million on the date of financing, resulting in the recording of a principal balance of nearly $1.9 million and a negligible deferred gain. The leases are payable in straight-line monthly installments plus interest at the average one month LIBOR for dollar deposits plus 3.0%. The reductions to the remaining principal balance applying the interest method to the estimated minimum lease payments are as follows (dollars in thousands):

Year	Aggregate Amount
2013	$1,064
2014	1,086
2015	893
2016	237

$3,280

        On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company ("BMO"). The primary purpose of this facility is to finance equipment and construction expenditures related to the build-out of the Company's new headquarters in lower Manhattan, with $14 million of the total facility available for funding leasehold improvements in connection therewith. The facility contains an initial interim funding agreement which is then succeeded by a capital lease.

        Under the terms of the interim funding agreement, Parent Company will be reimbursed for expenditures made during an interim funding period which ends on May 7, 2013, or up to 90 days later if an extension is requested and granted ("Interim Funding Period"). Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period are paid monthly at an annual rate of 2.25% plus 30-day LIBOR. Upon expiration of the Interim Funding Period, the interim funding agreement will be succeeded by a fixed rate term financing structured as a capital lease with a 48-month term (from its inception date), at the end of which Parent Company may purchase the underlying equipment for $1. The fixed rate will be based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.

        At December 31, 2012, there was $0.6 million outstanding under the BMO facility.

        Interest expense on the Credit Agreement, the Term Loan Agreement, the Master Lease Agreement and the BMO facility, including commitment fees and the amortization of debt issuance costs totaled $2.5 million and $2.0 million in 2012 and 2011, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Accumulated Other Comprehensive Income

        The components and allocated tax effects of accumulated other comprehensive income for the periods ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
December 31, 2012
Currency translation adjustment	$11,874	$—	$11,874

Total	$11,874	$—	$11,874

December 31, 2011
Currency translation adjustment	$8,341	$—	$8,341

Total	$8,341	$—	$8,341

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Net Capital Requirement

        ITG Inc., AlterNet and ITG Derivatives are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000 and in the case of ITG Derivatives, $1 million, which is due to the fact that ITG Derivatives is a regulated Futures Commission Merchant pursuant to CFTC Regulation 1.17. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

        Net capital balances and the amounts in excess of required net capital at December 31, 2012 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$104.4	$103.4
AlterNet	4.6	4.5
ITG Derivatives	4.8	3.8

        As of December 31, 2012, ITG Inc. had a $5.9 million cash balance in Special Reserve Bank Accounts for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2012, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$40.3	$39.8
European Operations
Europe	49.4	26.8
Asia Pacific Operations
Australia	3.5	1.3
Hong Kong	27.3	15.9
Singapore	0.4	0.2

(19) Stockholders' Equity

        The Company presently does not pay cash dividends on common stock as its policy is to retain earnings to finance the operations and expansion of its businesses as well as the repurchase of its common shares.

Stock Repurchase Program

        To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market. The table below

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

summarizes the Company's share repurchases beginning January 1, 2010 under its Board of Directors' authorizations:

		Amount Authorized by Board (Shares in millions)		Shares Remaining Under Board Authorization (millions)	Shares Repurchased Under Board Authorization
			Total Shares Purchased (millions)
	Expiration Date
Repurchase Program Authorization Date					2012	2011	2010
July 2008	none	4.0	4.0	—	—	—	2.1
July 2010	none	4.0	4.0	—	—	2.9	1.1
October 2011	none	4.0	2.6	1.5	2.5	0.1	—

Total shares repurchased under authorization					2.5	3.0	3.2

Cost (millions)					$23.5	$38.9	$50.3

Average share price					$9.50	$13.09	$15.95

        The Company also repurchased approximately 0.3 million, 0.3 million and 0.2 million shares of common stock during 2012, 2011 and 2010, respectively, to satisfy the minimum statutory employee withholding tax upon the net settlement of equity awards.

(20) Employee and Non-Employee Director Stock and Benefit Plans

        The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by the Company's stockholders and became effective on May 8, 2007 (the "Effective Date") and was last amended and restated effective May 11, 2010. As of the Effective Date, the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan"), the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan") and the Stock Unit Award Program Subplan, as amended and restated (the "SUA Subplan" and, collectively with the Directors' Retainer Fee Subplan and the Directors' Equity Subplan, the "Subplans") were merged with and into the 2007 Plan. Since the Effective Date, the Subplans (except for the SUA Subplan which was frozen on January 1, 2009 as described below) have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made under the Directors' Equity Subplan and the Directors' Retainer Fee Subplan. In October 2008, the compensation committee adopted the Equity Deferral Award Program, another subplan under the 2007 Plan. This subplan was amended and restated in November 2011, is now known as the Variable Compensation Stock Unit Award Program Subplan, and continues to be a subplan under the 2007 Plan (the "VCSUA Subplan").

        Under the 2007 Plan, 8,386,208 shares of the Company's common stock are authorized. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Options that have been granted under the 2007 Plan are exercisable on dates ranging through February 2019. The 2007 Plan will remain in effect until May 7, 2017, unless terminated, or extended, by the Board of Directors with the approval of the Company's stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously-granted awards will remain outstanding in accordance with their applicable terms and conditions.

        In January 2006, the Board of Directors adopted the Directors' Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors' Equity Subplan was amended and restated on February 7, 2008 and more recently on April 30, 2012. The

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Directors' Equity Subplan provides for the grant of restricted stock unit awards to non-employee directors of the Company. Under the Directors' Equity Subplan, a newly appointed non-employee director will be granted restricted stock unit awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. Such initial restricted stock unit award will vest annually in three equal installments, beginning on the first anniversary of the date of grant. In addition, non-employee directors will be granted restricted stock unit awards valued at $72,000 annually on the day of each of the Company's annual meetings of stockholders at which directors are elected or reelected by the Company's stockholders. Such annual restricted stock unit awards will vest in full on the day immediately preceding the Company's next annual meeting of stockholders at which directors are elected or reelected by the Company's stockholders.

        Under the 2007 Plan, the Company is permitted to grant performance-based stock options, in addition to time-based option awards to employees and directors, however the Company did not grant any performance-based option awards under the 2007 Plan during the three years ended December 31, 2012. The Company did not grant any time-based option awards during 2012. Time-based option awards either vest in full on the third anniversary of the grant or annually in three equal installments, beginning on the first anniversary of the date of grant, in each case, if the employee has remained continuously employed or if the director has continued to serve on the board of directors from the grant date to the applicable vesting date. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time-based option awards over the vesting period.

        The tables below summarize the Company's stock options as of December 31, 2012, 2011 and 2010 and changes during the years then ended:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	703,467	$36.28
Granted *	305,677	5.59
Exercised	(125,268)	2.69
Forfeited	(316,913)	27.08

Outstanding at December 31, 2010	566,963	32.30
Granted	252,464	17.16
Exercised	(111,792)	1.91
Forfeited	(180,665)	44.62

Outstanding at December 31, 2011	526,970	27.27
Granted	—	—
Exercised	—	—
Forfeited	(15,995)	43.15

Outstanding at December 31, 2012	510,975	$26.77

Amount exercisable at December 31,
2012	319,793	$32.53
2011	221,344	41.18
2010	347,798	30.35

*
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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.17 - 18.71	321,081	4.89	$17.10	129,899	$17.06
18.72 - 37.51	33,569	1.14	25.97	33,569	25.97
37.52 - 47.59	156,325	0.04	46.81	156,325	46.81

	510,975	3.16	$26.77	319,793	$32.53

        For the year ended December 31, 2012, the Company recorded share-based compensation expense of $0.7 million, related to the Company's outstanding stock options, which were offset by related income tax benefits of approximately $0.3 million. For the year ended December 31, 2011, the Company recorded an expense reversal of $0.2 million related to the recognition of forfeitures during the year, partially offset by income tax expense of $0.1 million. For the year ended December 31, 2010 the Company recorded share-based compensation expense of $2.2 million (of which $0.7 million related to the acquisition of Majestic) related to the Company's outstanding stock options, which were offset by related income tax benefits of approximately $0.6 million.

        The weighted average remaining contractual term of stock options currently exercisable is 3.16 years.

        All of the stock options outstanding at December 31, 2012 were time-based.

        During 2012, no stock options were exercised and as a result the provision for income taxes did not include current tax benefits related to the exercise of stock options. During 2012, a tax shortfall related to cancellations of $0.1 million was recognized. During 2011, only incentive stock options were exercised for which the Company does not receive a tax deduction. During 2010, a tax shortfall of $1.1 million occurred on exercises and the cancellation of stock options, which was the result of the tax deduction being less than the cumulative book compensation cost. Shortfalls are reflected as a decrease to additional paid-in capital.

        The following table summarizes information about stock options at December 31, 2012, 2011 and 2010:

($ in thousands, except per share amounts)	2012	2011	2010
Total intrinsic value of stock options exercised	—	$1,978	$1,577
Weighted average grant date fair value of stock options granted during period, per share *	—	6.44	6.06
Cash received from stock option exercises	—	0.2	0.3

*
Excludes incentive stock options assumed in the acquisition of Majestic during 2010.

        The outstanding and exercisable stock options at December 31, 2012 have no intrinsic value as the exercise price exceeds the current stock price.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2012, there was $0.7 million of total unrecognized compensation costs related to outstanding stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 1.18 years.

        Stock option exercises are settled from issuance of shares of the Company's common stock held in treasury to the extent available.

        Under the 2007 Plan, the Company is permitted to grant restricted share awards to employees. Generally, and except for awards granted under the VCSUA Subplan, restricted share awards granted since 2007 vest in one of the following manners: (a) cliff vest on the third anniversary of the grant date so long as the award recipient is employed on such date, (b) cliff vest in whole or in part only if the consolidated cumulative pre-tax operating income of the Company reaches certain levels and the award recipient is employed on such date (performance-based restricted stock units) and (c) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date (market-based restricted stock units). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over this three-year period or four-year period, as applicable.

        Under the VCSUA Subplan, each eligible participant is granted a number of basic stock units on the date the year-end cash bonus would otherwise be paid to the participant equal to (i) the amount by which the participant's variable compensation is reduced as determined by the compensation committee, divided by (ii) the fair market value of a share of the Company's common stock on the date of grant. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 10% of the number of basic stock units granted (20% prior to 2012). Basic stock units under the VCSUA Subplan that are time-based vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company on each applicable vesting date. Matching stock units on time-based awards will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the Company through such vesting date. Basic units under the VCSUA Subplan that are market-based vest in equal installments on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date. Matching stock units on market-based awards will vest 100% on the fourth anniversary of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding the vesting date is greater than the 90-day average of the Company's common stock price preceding the grant date. All vested stock units are settled in shares of ITG common stock within 30 days after the date on which such matching stock units vest.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2011, in conjunction with the acquisition of RSEG, the Company granted Inducement Awards to certain RSEG employees. Stock units for 181,623 shares vested, or shall vest, in equal installments on December 31, 2011, 2012 and 2013 and stock units for 181,328 shares vested, or shall vest, in equal installments on each of the first three anniversaries of the grant date of the awards.

        The Company recorded share-based compensation expense of $12.4 million ($0.5 million of which was recorded in restructuring charges), $20.6 million ($2.3 million of which was recorded in severance and restructuring charges), and $15.4 million ($0.4 million of which was recorded in severance and restructuring charges) for the years ended December 31, 2012, 2011 and 2010, respectively, related to restricted share awards which were offset by related income tax benefits of approximately $5.0 million, $8.4 million and $6.2 million, respectively.

        A summary of the status of the Company's restricted share awards as of December 31, 2012, 2011 and 2010 and changes during the years then ended are presented below:

	Number of Shares underlying Performance- Based or Market- Based Restricted Stock Units	Number of Shares underlying Time- Based Restricted Stock Units	Total Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	56,067	1,168,390	1,224,457	$27.03
Granted	1,009,786	1,183,453	2,193,239	16.26
Vested	(28,249)	(289,240)	(317,489)	25.91
Forfeited	(54,723)	(110,161)	(164,884)	21.02

Outstanding at December 31, 2010	982,881	1,952,442	2,935,323	19.44
Granted	128,208	1,214,964	1,343,172	16.65
Vested	(66,271)	(776,782)	(843,053)	23.29
Forfeited	(252,760)	(127,378)	(380,138)	16.71

Outstanding at December 31, 2011	792,058	2,263,246	3,055,304	17.49
Granted	216,740	1,176,006	1,392,746	10.63
Vested	(86,769)	(963,991)	(1,050,760)	17.99
Forfeited	(244,198)	(91,757)	(335,955)	26.10

Outstanding at December 31, 2012	677,831	2,383,504	3,061,335	$13.25

        At December 31, 2012, 180,476 of the outstanding restricted share awards were performance-based restricted stock units and 497,355 were market-based restricted stock units.

        Of the 1.1 million awards vested in 2012, 259,840 were modified in 2012 and settled in cash.

        As of December 31, 2012, there was $18.2 million of total unrecognized compensation cost related to outstanding restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 1.72 years. During 2012, restricted shares with a grant date fair value of approximately $12.2 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted share awards. There were no such tax benefits, but rather tax shortfalls of $4.0 million, $2.2 million and $1.1 million related to the vesting and cancellation of restricted share awards for the years ended December 31, 2012, 2011 and 2010, respectively. The tax shortfalls that occurred were the result of the tax deduction being less than the cumulative book compensation cost and are reflected as a decrease to additional paid-in capital.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under the 2007 Plan and the VCSUA Subplan, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the 2007 Plan and VCSUA Subplan as described above and are settled in cash. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the applicable vesting period. For the years ended December 31, 2012, 2011 and 2010, the Company recorded share-based compensation expense of $2.6 million, $1.1 million and $1.1 million, respectively related to phantom share awards offset by related tax benefits of $0.7 million, $0.3 million and $0.4 million, respectively.

        A summary of the status of the Company's phantom share awards as of December 31, 2012, and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	91,013	$23.45
Granted	212,047	16.96
Vested	(25,285)	23.45
Forfeited	(18,405)	18.25

Outstanding at December 31, 2010	259,370	18.51
Granted	205,760	18.67
Vested	(67,383)	19.21
Forfeited	—	—

Outstanding at December 31, 2011	397,747	18.47
Granted	447,353	11.33
Vested	(135,049)	19.46
Forfeited	(14,341)	17.21

Outstanding at December 31, 2012	695,710	$13.72

        At December 31, 2012, 68,803 of the outstanding phantom share awards were market-based.

        As of December 31, 2012, there was $3.6 million of total unrecognized compensation cost related to grants of phantom share awards. These costs are expected to be recognized over a weighted average period of approximately 1.88 years.

SUA Subplan

        Effective June 30, 2003, employees earning total cash compensation per annum of $200,000 and greater participated in the SUA Subplan, a mandatory tax-deferred compensation program, which merged into the 2007 Plan as referenced above. Under the SUA Subplan, these employee participants were required to defer receipt of (and thus taxation on) a graduated portion of participants' total cash compensation for units representing the Company's common stock equal in value to 130% of the compensation deferred. The units representing 100% of the total compensation deferred were at all times fully vested and non-forfeitable; however the units were restricted to settlement to common shares half of which were distributed on the third anniversary of the deferral and the remaining half on the sixth anniversary of the deferral. The match representing 30% of the compensation deferred was contingent only on employment with the Company and vested 50% on the third anniversary of the deferral and the remaining 50% on the sixth year of the deferral.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Effective January 1, 2006, the SUA Subplan was amended to make participation in the plan among eligible participants (employees earning total cash compensation per annum of $200,000 and greater) elective, rather than mandatory. In addition, beginning January 1, 2006, the plan deferred receipt of (and thus taxation on) a graduated portion of participants' total cash compensation for units representing the Company's common stock equal in value to 120% of the compensation deferred. The units representing 100% of the total compensation deferred were at all times fully vested and non-forfeitable; however the units were restricted to settlement to common shares distributed in whole on the third anniversary of the deferral. The match representing 20% of the compensation deferred was contingent only on employment with the Company and vested 100% on the third anniversary of the deferral.

        Effective January 1, 2009, the SUA Subplan was further amended and restated. The amendment froze the SUA Subplan such that it did not apply to compensation earned for any calendar year after 2008 and provided participants with a special transition election with respect to cessation of participation in the SUA Subplan for bonus payments for 2008 that were due after December 31, 2008 and on or before March 15, 2009. Certain other amendments were made to the SUA Subplan in order to comply with section 409A of the Internal Revenue Code.

        While the Company did not record any additional share-based compensation costs during 2012, approximately $0.2 million was reversed in 2011 as a result of forfeitures. Related income tax expense of less than $0.1 million was also recorded during 2011. The Company recorded $0.5 million in expense for the year ended December 31, 2010, as well as related income tax benefits of approximately $0.2 million.

        A summary of activity under the SUA Subplan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	677,379	$29.32
Granted	—	—
Vested	(311,106)	28.67
Forfeited	(2,106)	32.54

Outstanding at December 31, 2010	364,167	29.82
Granted	—	—
Vested	(288,917)	28.98
Forfeited	(3,670)	15.40

Outstanding at December 31, 2011	71,580	33.95
Granted	—	—
Vested	(71,580)	33.95
Forfeited	—	—

Outstanding at December 31, 2012	—	$—

        Shares issued under the SUA Subplan are from common shares held in treasury, to the extent available.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITG Employee and Non-Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP"). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $250,000 during 2012. Prior to January 1, 2011, the RSP's features included a guaranteed Company contribution of 3% of eligible compensation, a discretionary Company contribution between 0% and 8% of eligible compensation based on consolidated Company profits for the year and a 66 2/3% Company matching contribution applied to a maximum of 6% of eligible compensation per year. Effective as of January 1, 2011, the guaranteed Company contribution of 3% was eliminated, and until December 31, 2011, the Company matching contribution applied to 50% of voluntary employee contributions, on a maximum of 6% of eligible compensation per year. Effective as of January 1, 2012, the Company matching contribution applies to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company's international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $5.5 million, $6.6 million and $10.2 million in 2012, 2011 and 2010, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

        Non-employee directors receive an annual retainer fee of $60,000, with the exception of the chairman who receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 39,571 units or shares, 29,347 units or shares, and 16,819 units in 2012, 2011 and 2010, respectively. At December 31, 2012, there were 105,421 deferred share units outstanding. The cost of the Directors' Retainer Fee Subplan was approximately $854,000, $769,000, and $647,000 in 2012, 2011 and 2010, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

        In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of ITG common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share-based compensation expense related to the ESPP of $390,000, $451,000, and $394,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Shares distributed under the ESPP are newly issued shares.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) (Loss) Earnings Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2012	2011	2010
Net (loss) income for basic and diluted earnings per share	$(247,859)	$(179,789)	$23,980

Shares of common stock and common stock equivalents:
Weighted average shares—basic	38,418	40,691	42,767
Effect of dilutive securities	—	—	729

Weighted average shares—diluted	38,418	40,691	43,496

(Loss) earnings per share:
Basic	$(6.45)	$(4.42)	$0.56

Diluted	$(6.45)	$(4.42)	$0.55

        The impact of all common stock equivalents on per share amounts for the years ended December 31, 2012 and 2011 is anti-dilutive due to the fact that the Company is reporting a loss. At December 31, 2012, 2011, and 2010, approximately 1.7 million, 2.0 million, and 0.6 million share equivalents (based on the treasury stock method), respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

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

  Lease Commitments

        The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2021. Rent expense for each of the years ended December 31, 2012, 2011 and 2010 was $13.2, $12.9 million and $14.0 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2013	$15,139
2014	14,036
2015	13,046
2016	12,228
2017	8,628
2018 and thereafter	74,646

Total	$137,723

  Other Commitments

        Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2012, the Company would be obligated to pay separation payments totaling $5.8 million.

        Pursuant to contracts expiring through 2017, the Company is obligated to purchase market data, maintenance and other services totaling $53.0 million.

(23) Segment Reporting

        The Company is organized into four operating segments through which the Company's chief operating decision makers manage the Company's business. The U.S. Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity, analytical products and investment research services. The Canadian and Asia Pacific Operations segments provides electronic and high-touch trade execution, trade execution management, network connectivity, analytical products and investment research services. The European Operations segment provides electronic and high-touch trade execution, trade order and execution management, network connectivity and analytical products and includes a technology research and development facility in Israel.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
2012
Total revenues	$321,379	$76,913	$67,266	$38,878	$504,436
(Loss) income before income tax expense (1) (2) (3)	(248,101)	10,397	(24,350)	(8,401)	(270,455)
Identifiable assets	1,238,822	99,625	518,335	339,977	2,196,759
Capital purchases	29,159	2,575	923	767	33,424
Depreciation and amortization	44,585	3,711	6,918	1,279	56,493
Share-based compensation	10,449	2,543	2,091	545	15,628
2011
Total revenues	$375,521	$85,550	$70,670	$40,296	$572,037
(Loss) income before income tax expense (4) (5)	(222,337)	20,035	2,263	(6,589)	(206,628)
Identifiable assets	1,351,062	83,453	336,454	407,100	2,178,069
Capital purchases	18,684	1,525	1,448	1,200	22,857
Depreciation and amortization	47,004	2,882	7,636	1,535	59,057
Share-based compensation	16,436	1,076	1,509	1,135	20,156
2010
Total revenues	$385,690	$78,479	$73,277	$33,308	$570,754
Income (loss) before income tax expense (6) (7)	45,000	21,119	4,043	(20,829)	49,333
Identifiable assets	1,486,022	113,356	404,789	526,686	2,530,853
Capital purchases	15,472	1,724	1,660	424	19,280
Depreciation and amortization	50,089	2,425	8,169	1,690	62,373
Share-based compensation	14,336	1,344	1,380	946	18,006

(1)
Loss before tax expense in 2012 includes the impact of a $274.3 million goodwill impairment charge. The segment breakdown of this charge is as follows: U.S. Operations—$245.1 million, European Operations—$28.5 million and Asia Pacific Operations—$0.7 million.

(2)
(Loss) income before income tax expense in 2012 includes the impact of a $9.5 million restructuring charge to reduce costs. The segment breakdown of this charge is as follows: U.S. Operations—$6.8 million, Canadian Operations—$1.1 million, European Operations—$0.6 million and Asia Pacific Operations—$1.0 million.

(3)
Loss before tax expense for the U.S. Operations for 2012 includes the impact of $1.4 million in duplicate rent charges.

(4)
Loss before tax expense for the U.S. Operations for 2011 includes the impact of a $229.3 million goodwill and other asset impairment charge.

(5)
(Loss) income before income tax expense in 2011 includes the impact of a $24.4 million restructuring charge to reduce costs. The segment breakdown of this charge is as follows: U.S. Operations—$22.5 million, Canadian Operations—$0.6 million, European Operations—$1.0 million and Asia Pacific Operations—$0.3 million.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)
Income before income tax expense for the U.S. Operations for 2010 includes the impact of a $6.1 million charge to write-off certain capitalized software initiatives, restructuring charges of $2.3 million related to closing the Company's Westchester, NY office, including employee separation costs and $2.4 million of acquisition-related charges associated with the purchases of Majestic.

(7)
Loss before income tax expense for the Asia Pacific Operations for 2010 includes the impact of a $5.4 million impairment charge related to Australian goodwill and a restructuring charge of $2.1 million to close the Company's on-shore Japanese operations.

        Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2012	2011	2010
Long-lived Assets at December 31,
United States	$115,726	$360,309	$554,879
Canada	7,174	6,873	7,237
Europe	10,260	40,052	42,121
Asia Pacific	2,305	3,162	3,132

Total	$135,465	$410,396	$607,369

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(24) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for the Company's quarterly operations in 2012 and 2011. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2012				(Unaudited) December 31, 2011
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$121,534	$119,617	$126,910	$136,375	$129,923	$149,419	$142,617	$150,078
Expenses:
Compensation and employee benefits	47,100	47,135	49,540	52,587	52,041	54,109	55,679	57,478
Transaction processing	19,965	19,336	19,649	22,223	20,632	24,840	23,104	23,026
Occupancy and equipment	16,892	16,033	15,063	14,649	15,282	14,904	15,063	14,942
Telecommunications and data processing services	15,037	15,034	14,712	15,067	13,960	14,559	14,870	15,071
Other general and administrative	21,049	21,220	23,597	22,677	22,705	23,181	22,762	22,160
Goodwill and other asset impairment	—	—	274,285	—	4,282	—	225,035	—
Restructuring charges	9,499	—	—	—	6,754	—	17,678	—
Acquisition-related costs	—	—	—	—	—	—	2,523	—
Interest expense	562	678	624	678	625	636	494	270

Total expenses	130,104	119,436	397,470	127,881	136,281	132,229	377,208	132,947

(Loss) income before income tax expense	(8,570)	181	(270,560)	8,494	(6,358)	17,190	(234,591)	17,131
Income tax (benefit) expense	(2,117)	(51)	(23,464)	3,036	(2,686)	6,713	(38,448)	7,582

Net (loss) income	$(6,453)	$232	$(247,096)	$5,458	$(3,672)	10,477	$(196,143)	$9,549

Basic (loss) earnings per share	$(0.17)	$0.01	$(6.40)	$0.14	$(0.09)	$0.26	$(4.77)	$0.23

Diluted (loss) earnings per share	$(0.17)	$0.01	$(6.40)	0.14	$(0.09)	$0.25	$(4.77)	$0.23

Basic weighted average number of common shares outstanding	37,709	38,301	38,607	39,112	39,624	40,615	41,112	41,435

Diluted weighted average number of common shares outstanding	37,709	39,252	38,607	40,303	39,624	41,271	41,112	42,180

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2012				(Unaudited) December 31, 2011
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	38.8	39.4	39.0	38.6	40.1	36.2	39.0	38.3
Transaction processing	16.4	16.2	15.5	16.3	15.9	16.6	16.2	15.3
Occupancy and equipment	13.9	13.4	11.9	10.7	11.8	10.0	10.6	10.0
Telecommunications and data processing services	12.4	12.6	11.6	11.0	10.7	9.7	10.4	10.0
Other general and administrative	17.3	17.7	18.6	16.6	17.5	15.5	16.0	14.8
Goodwill and other asset impairment	—	—	216.1	—	3.3	—	157.8	—
Restructuring charges	7.8	—	—	—	5.2	—	12.4	—
Acquisition-related costs	—	—	—	—	—	—	1.8	—
Interest expense	0.5	0.6	0.5	0.5	0.5	0.4	0.3	0.2

Total expenses	107.1	99.8	313.2	93.8	104.9	88.5	264.5	88.6

(Loss) income before income tax expense	(7.1)	0.2	(213.2)	6.2	(4.9)	11.5	(164.5)	11.4
Income tax (benefit) expense	(1.7)	(0.0)	(18.5)	2.2	(2.1)	4.5	(27.0)	5.1

Net (loss) income	(5.3)%	0.2%	(194.7)%	4.0%	(2.8)%	7.0%	(137.5)%	6.4%

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2012.

        The effectiveness of ITG's internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, ITG's independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG's internal control over financial reporting as of December 31, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 6, 2013

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

        Included in Part II of this report:

(a)(2)  Schedules

        Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibits Number		Description
3.1		Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		Amended and Restated By-laws of the Company (incorporated by reference as Exhibit 3 to the Form 8-K dated February 15, 2007).
4.1		Form of Certificate for Common Stock of the Company (incorporated by reference as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1	×
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
10.2		Lease, dated October 4, 1996 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.2.1
First Supplemental Agreement, dated as of January 29, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.2.2
Second Supplemental Agreement, dated as of November 25, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.2.3
Third Supplemental Agreement, dated as of September 29, 1999 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.2.4
Fourth Supplemental Agreement, dated as of February 21, 2006 between TAG 380, LLC and the Company (incorporated by reference as Exhibit 10.4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.3
Lease, dated as of February 24, 2012, between Brookfield Properties OLP Co. LLC and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.4
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.5		Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 5, 2010).
10.6		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.7
Form of Investment Technology Group, Inc. Performance Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number	Description
10.8	Form of Investment Technology Group, Inc. Nonqualified Stock Option Agreement for Employees (incorporated by reference as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.9
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan (incorporated by reference as Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.9.1
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (formerly the Equity Deferral Award Program Subplan) (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 8, 2011).
10.10
Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010) (incorporated by reference as Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.11
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010) (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.12
Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2011) (incorporated by reference as Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.13
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2011) (incorporated by reference as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.14
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (incorporated by reference as Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.15
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (incorporated by reference as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.16	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 5, 2009).
10.17
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.18	Sixth Amended and Restated Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.18.1	Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).

Exhibits Number		Description
10.18.2		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.14.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.18.3		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Form 8-K dated October 14, 2008).
10.19		Form of Amended and Restated Change in Control Agreement (incorporated by reference as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.20
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.21		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.21.1		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.22		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.23
Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Annual Stock Units) for Non-Employee Directors (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.24		Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).
10.25
Amended and Restated Employment Agreement, dated April 20, 2010, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.26
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
10.28
Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.1 to Form 10-Q dated August 7, 2008).
10.29
Separation Agreement dated as of February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.30	*	Retirement Agreement and General Release, effective August 1, 2011 between Christopher Heckman and Investment Technology Group, Inc.

Exhibits Number		Description
10.31		Offer Letter dated as of September 14, 2011 between David J. Stevens and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 8, 2011).
10.32	*+	Agreement, effective December 24, 2012, between David J. Stevens and Investment Technology Group, Inc.
21.1	*	Subsidiaries of Company.
23.1	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification.
31.2	*	Rule 13a-14(a) Certification.
32.1	*	Section 1350 Certification.
101.INS	*	XBRL Report Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.

*
Filed herewith.

×
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 28, 2011.

+
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on March 5, 2013.

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

Dated: March 6, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	March 6, 2013
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	March 6, 2013
/s/ STEVEN R. VIGLIOTTI Steven R. Vigliotti	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 6, 2013
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	March 6, 2013
/s/ J. WILLIAM BURDETT J. William Burdett	Director	March 6, 2013
/s/ MINDER CHENG Minder Cheng	Director	March 6, 2013
/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	March 6, 2013
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	March 6, 2013
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	March 6, 2013
/s/ STEVEN S. WOOD Steven S. Wood	Director	March 6, 2013