Form 10-Q
period 2013-03-31
INVESTMENT TECHNOLOGY GROUP INC
filed 2013-05-10
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

At April 22, 2013, the Registrant had 37,213,206 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, POSIT and POSIT Alert are registered trademarks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.

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

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K, for the year ended December 31, 2012, which you are encouraged to read.  Our 2012 Annual Report on Form 10-K is also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$233,898	$245,875
Cash restricted or segregated under regulations and other	59,768	61,117
Deposits with clearing organizations	24,348	29,149
Securities owned, at fair value	11,515	10,086
Receivables from brokers, dealers and clearing organizations	2,112,042	1,107,119
Receivables from customers	1,362,041	546,825
Premises and equipment, net	65,607	54,989
Capitalized software, net	42,205	43,994
Other intangibles, net	34,152	35,227
Income taxes receivable	2	7,460
Deferred taxes	36,763	39,155
Other assets	19,022	15,763
Total assets	$4,001,363	$2,196,759
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$148,052	$165,062
Short-term bank loans	47,494	22,154
Payables to brokers, dealers and clearing organizations	2,412,090	1,337,459
Payables to customers	935,072	226,892
Securities sold, not yet purchased, at fair value	6,623	5,249
Income taxes payable	12,134	10,608
Deferred taxes	226	293
Term debt	35,574	19,272
Total liabilities	3,597,265	1,786,989
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,105,402 and 52,037,011 shares issued at March 31, 2013 and December 31, 2012, respectively	521	520
Additional paid-in capital	234,375	245,002
Retained earnings	414,107	405,485
Common stock held in treasury, at cost; 14,893,575 and 14,677,872 shares at March 31, 2013 and December 31, 2012, respectively	(251,485)	(253,111)
Accumulated other comprehensive income (net of tax)	6,580	11,874
Total stockholders’ equity	404,098	409,770
Total liabilities and stockholders’ equity	$4,001,363	$2,196,759

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Commissions and fees	$103,008	$105,264
Recurring	25,340	27,432
Other	3,702	3,679
Total revenues	132,050	136,375

Expenses:
Compensation and employee benefits	49,549	52,587
Transaction processing	21,532	22,223
Occupancy and equipment	16,541	14,649
Telecommunications and data processing services	14,098	15,067
Other general and administrative	18,776	22,677
Interest expense	602	678
Total expenses	121,098	127,881
Income before income tax expense	10,952	8,494
Income tax expense	2,330	3,036
Net income	$8,622	$5,458

Earnings per share:
Basic	$0.23	$0.14
Diluted	$0.22	$0.14

Basic weighted average number of common shares outstanding	37,378	39,112
Diluted weighted average number of common shares outstanding	38,615	40,303

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012

Net Income	$8,622	$5,458
Other comprehensive income, net of tax:
Currency translation adjustment	(5,294)	2,701
Other comprehensive income	(5,294)	2,701
Comprehensive income	$3,328	$8,159

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2013

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2013	$—	$520	$245,002	$405,485	$(253,111)	$11,874	$409,770

Net income	—	—	—	8,622	—	—	8,622
Other comprehensive income						(5,294)	(5,294)
Issuance of common stock for restricted share awards (825,275 shares), including tax benefit shortfall and award cancellations of $0.9 million	—	—	(15,073)	—	14,141	—	(932)
Issuance of common stock for the employee stock purchase plan (68,391 shares)	—	1	465	—	—	—	466
Shares withheld for net settlement of share-based awards (292,878 shares)	—	—	—	—	(3,562)	—	(3,562)
Purchase of common stock for treasury (748,100 shares)	—	—	—	—	(8,953)	—	(8,953)
Share-based compensation	—	—	3,981	—	—	—	3,981
Balance at March 31, 2013	$—	$521	$234,375	$414,107	$(251,485)	$6,580	$404,098

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from Operating Activities:
Net income	$8,622	$5,458
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	13,344	14,314
Deferred income tax expense	1,205	6,774
Provision for doubtful accounts	(157)	533
Share-based compensation	5,525	1,810
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	843	5,140
Deposits with clearing organizations	4,801	(4,599)
Securities owned, at fair value	(1,453)	(1,108)
Receivables from brokers, dealers and clearing organizations	(1,013,541)	(696,406)
Receivables from customers	(828,512)	(969,906)
Accounts payable and accrued expenses	(18,280)	(42,482)
Payables to brokers, dealers and clearing organizations	1,087,076	797,421
Payables to customers	716,571	770,302
Securities sold, not yet purchased, at fair value	1,399	1,044
Income taxes receivable/payable	9,178	(5,919)
Excess tax benefit from share-based payment arrangements	(156)	—
Other, net	(3,182)	(5,628)
Net cash used in operating activities	(16,717)	(123,252)

Cash flows from Investing Activities:
Capital purchases	(15,784)	(4,150)
Capitalization of software development costs	(5,782)	(6,929)
Net cash used in investing activities	(21,566)	(11,079)

Cash flows from Financing Activities:
Repayments of long term debt	(1,856)	(1,738)
Proceeds from term loans	18,157	—
Proceeds from borrowing under short-term bank loans	25,339	84,930
Excess tax benefit from share-based payment arrangements	156	—
Common stock issued	482	2,670
Common stock repurchased	(8,953)	(9,062)
Shares withheld for net settlements of share-based awards	(3,562)	(2,250)
Net cash provided by financing activities	29,763	74,550

Effect of exchange rate changes on cash and cash equivalents	(3,457)	(1,375)
Net decrease in cash and cash equivalents	(11,977)	(61,156)
Cash and cash equivalents — beginning of year	245,875	284,188
Cash and cash equivalents — end of period	$233,898	$223,032

Supplemental cash flow information
Interest paid	$688	$691
Income taxes (refunded) paid	$(8,018)	$2,146

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) Investment Technology Group Limited, an institutional broker-dealer in Europe, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post- trade analysis, fair value and trade optimization services, ITG Investment Research, Inc., a provider of independent data-driven investment research, and ITG Platforms Inc. (formerly known as The Macgregor Group, Inc.), a provider of trade order management technology and network connectivity services for the financial community.

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

The Company’s four reportable operating segments are: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations. As more fully described in Note 14, Segment Reporting (which includes financial information about geographic areas and product groups), these segments provide products and services from each of the following groups: Electronic Brokerage, Research Sales and Trading, Platforms and Analytics.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in their entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. The adoption of these provisions did not have a material impact on ITG’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends certain provisions in ASC Topic 210, Balance Sheet.  Subsequently in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amends the scope of ASU 2011-11.  ASU 2013-1 clarifies that ordinary trade receivables and receivables are not within the scope of ASU 2011-11, and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in ASC Topics 210 and 815, Derivatives and Hedging or subject to a master netting arrangement or similar agreement.  These provisions require additional disclosures for the abovementioned financial instruments and are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on ITG’s consolidated financial statements.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,535	$4,535	$—	$—
U.S. government money market mutual funds	71,213	71,213	—	—
Money market mutual funds	4,695	4,695	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	6,804	6,804	—	—
Mutual funds	4,711	4,711	—	—
Total	$91,958	$91,958	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	6,623	6,623	—	—
Total	$6,623	$6,623	$—	$—

December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,555	$4,555	$—	$—
U.S. government money market mutual funds	97,203	97,203	—	—
Money market mutual funds	6,231	6,231	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	5,438	5,438	—	—
Mutual funds	4,648	4,648	—	—
Total	$118,075	$118,075	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	$5,249	$5,249	$—	$—
Total	$5,249	$5,249	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following March 31, 2013, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at March 31, 2013 and December 31, 2012 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2012 Restructuring

In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs by approximately $20 million. The initiative was designed to improve financial performance and enhance stockholder returns while maintaining ITG’s competitiveness and high standard of client service. This plan primarily focused on reducing workforce, market data and other general and administrative costs across ITG’s businesses.

The following table summarizes the changes in the Company’s liability balance related to the 2012 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Employee separation costs
Balance at December 31, 2012	$6,908
Utilized—cash	(3,428)
Other	(23)
Balance at March 31, 2013	$3,457

The remaining accrued employee separation costs reflect payments for severance and health benefits as well as the settlement of restricted share awards, which will continue through May 2014 and February 2015, respectively.

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

The following table summarizes the changes in the Company’s liability balance related to the 2011 restructuring plans, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2012	$117	$3,098	$3,215
Utilized - cash	(12)	(248)	(260)
Balance at March 31, 2013	$105	$2,850	$2,955

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

The following table summarizes the changes in the Company’s liability balance related to the 2010 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2011	$2,172
Utilized—cash	(98)
Balance at September 30, 2012	$2,074

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

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Corporate stocks—trading securities	$6,804	$5,438	$6,623	$5,249
Mutual funds	4,711	4,648	—	—
Total	$11,515	$10,086	$6,623	$5,249

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

(6) Income Taxes

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

During the three months ended March 31, 2013, no uncertain tax positions were resolved.

The Company had unrecognized tax benefits for tax positions taken of $14.2 million and $13.7 million at March 31, 2013 and December 31, 2012, respectively.  The Company had accrued interest expense of $2.1 million and $1.9 million, net of related tax effects, related to our unrecognized tax benefits at March 31, 2013 and December 31, 2012, respectively.

(7) Other Intangibles

Acquired other intangible assets consisted of the following at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$8,400	$—	$10,400	$2,000	—
Customer-related intangibles	27,851	7,266	27,851	6,712	13.1
Proprietary software	21,501	16,627	21,501	16,106	6.4
Trading rights	243	—	243	—	—
Other	50	—	50	—	—
Total	$58,045	$23,893	$60,045	$24,818

At March 31, 2013, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.1 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2013, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Broker-dealers	$578,565	$297,916	$934,515	$513,529
Clearing organizations	155,138	12,391	49,061	728
Securities borrowed	1,379,683	798,228	—	—
Securities loaned	—	—	1,428,514	823,202
Allowance for doubtful accounts	(1,344)	(1,416)	—	—
Total	$2,112,042	$1,107,119	$2,412,090	$1,337,459

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Customers	$1,363,423	$548,287	$935,072	$226,892
Allowance for doubtful accounts	(1,382)	(1,462)	—	—
Total	$1,362,041	$546,825	$935,072	$226,892

Securities Borrowed and Loaned

As of March 31, 2013, securities borrowed as part of the Company’s matched book operations with a fair value of $1.4 billion were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three months ended March 31, 2013, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Interest earned	$2,926	$5,902
Interest incurred	(2,053)	(4,505)
Net	$873	$1,397

Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowed transactions require the Company to deposit cash with the lender. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

The Company’s securities borrowing and lending is generally done under industry standard agreements (“Master Securities Lending Agreements”) that may allow, following an event of default by either party, the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities, as the case may be, by the non-defaulting party. Events of default under the Master Securities Lending Agreements generally include, subject to certain conditions: (i) failure to timely deliver cash or securities as required under the transaction, (ii) a party’s insolvency, bankruptcy, or similar proceeding, (iii) breach of representation, and (iv) a material breach of the agreement. The counterparty that receives the securities in these transactions generally has unrestricted access in its use of the securities.

In accordance with ASU 2013-01, the following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statement of Financial Condition	Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition — Financial Instruments	Net Amount
As of March 31, 2013:

Deposits paid for securities borrowed	$1,379,683	$—	$1,379,683	$1,355,824	$23,859

Deposits received for securities loaned	$(1,428,514)	$—	$(1,428,514)	$(1,428,488)	$(26)

As of December 31, 2012:

Deposits paid for securities borrowed	$798,228	$—	$798,228	$789,317	$8,911

Deposits received for securities loaned	$(823,202)	$—	$(823,202)	$(822,382)	$(820)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2013	December 31, 2012
Accrued research payables	$41,987	$38,591
Accrued compensation and benefits	20,120	39,762
Trade payables	17,923	22,624
Accrued rent	15,881	10,947
Deferred revenue	14,248	12,177
Accrued restructuring	8,486	12,295
Deferred compensation	4,715	4,650
Accrued transaction processing	3,363	3,359
Other	21,329	20,657
Total	$148,052	$165,062

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At March 31, 2013, there was $47.5 million outstanding under these facilities at a weighted average interest rate of approximately 1.5%, associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a three-year committed credit agreement for up to $150 million entered into with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent in January 2011 (the “Credit Agreement”).  At March 31, 2013, there were no amounts outstanding under the Credit Agreement.

Term Debt

At March 31, 2013, term debt is comprised of the following (dollars in thousands):

Term loan	$13,796
Obligations under capital lease	3,013
Interim funding facility under capital lease	18,765
Total	$35,574

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

Under the terms of the interim funding agreement, Group will be reimbursed for expenditures made during an interim funding period which ends on August 5, 2013 (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period are paid monthly at an annual rate of 2.25% plus the 30-day LIBOR.  Upon expiration of the Interim Funding Period, the interim funding agreement will be succeeded by fixed rate term financing structured as a capital lease with a 48-month term (from its inception date), at the end of which Group may purchase the underlying equipment for $1.  The fixed rate will be based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.

During the first quarter of 2013, the Company borrowed $18.2 million under the BMO facility.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2013	2012
Three Months Ended
Net income for basic and diluted earnings per share	$8,622	$5,458
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	37,378	39,112
Effect of dilutive securities	1,237	1,191
Average common shares used in diluted computation	38,615	40,303
Earnings per share:
Basic	$0.23	$0.14
Diluted	$0.22	$0.14

Earnings per share computations for each of the three months ended March 31, 2013 and 2012 did not include anti-dilutive equity awards of approximately 1.2 million shares.

(12) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2013
Currency translation adjustment	$6,580	$—	$6,580
Total	$6,580	$—	$6,580

December 31, 2012
Currency translation adjustment	$11,874	$—	$11,874
Total	$11,874	$—	$11,874

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

Net capital balances and the amounts in excess of required net capital at March 31, 2013 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$97.4	$95.1
AlterNet	4.9	4.7
ITG Derivatives	4.2	3.2

As of March 31, 2013, ITG Inc. had a $5.9 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2013, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$37.9	$37.4
European Operations
Europe	50.5	17.6
Asia Pacific Operations
Australia	13.9	4.5
Hong Kong	27.7	7.0
Singapore	0.4	0.2

(14) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision makers manage the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide products and services from each of the following product groups:

•                  Electronic Brokerage —  includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research Sales and Trading — includes (a) unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on ITG Investment Research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

•                  Analytics — includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation.

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2012.  The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction. Recurring revenues are principally attributed based upon the location of the client using the respective service.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations (1)	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended March 31, 2013
Total revenues	$81,243	$18,544	$20,950	$11,313	$132,050
Income (loss) before income tax expense (benefit)	5,740	2,576	3,501	(865)	10,952
Identifiable assets	1,888,817	97,632	1,271,052	743,862	4,001,363
Three Months Ended March 31, 2012
Total revenues	$84,589	$20,831	$20,127	$10,828	$136,375
Income (loss) before income tax expense (benefit)	3,353	3,862	2,485	(1,206)	8,494
Identifiable assets	1,657,150	95,324	994,500	1,061,221	3,808,195

(1)         Income before income tax expense for the three months ended March 31, 2013 for the U.S. Operations includes the impact of $1.3 million in duplicate rent charges for the new U.S. headquarters in New York City.

	Three months ended March 31,
	2013	2012
Revenues by Product Group:
Electronic Brokerage	$69,648	$72,180
Research Sales and Trading	25,413	26,426
Platforms	25,099	25,744
Analytics	11,670	11,597
Corporate (non-product)	220	428
Total Revenues	$132,050	$136,375

(15)                          Off-Balance Sheet Risk and Concentration of Credit Risk

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

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 14, Segment Reporting, to the consolidated financial statements). Our four operating segments provide products and services from each of the following product groups:

•                  Electronic Brokerage — includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research Sales and Trading — includes (a) unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on ITG Investment Research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

•                  Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

Sources of Revenues

Revenues from the product groups are generated from commissions and fees, recurring (subscriptions) and other sources.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services (including those to compensate for research services), (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and alternative trading systems (ATSs) whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications in addition to commission sharing arrangements for our ITG Single Ticket Clearing Service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell-side to receive orders from, and send indications of interest to, the buy-side, (ii) software and analytical products and services, (iii) maintenance and customer technical support for our OMS and (iv) subscription revenue generated from providing investment research.

Other revenues include: (i) income from principal trading in Canada, including arbitrage trading and an ETF (exchange-traded funds) creation and redemption service, (ii) the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies, (iii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iv) non-recurring consulting services, such as one-time implementation and customer training related activities, (v) investment and interest income, (vi) interest income on securities borrowed in connection with customers’ settlement activities and (vii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

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

Adjusted expenses and adjusted net income together with related per share amounts are non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted expenses and adjusted net income to expenses and net income and related per share amounts as determined in accordance with U.S. GAAP for the three months ended March 31, 2013 are provided below.

Three Months Ended March 31, 2013:	ITG Consolidated	U.S.
U.S. GAAP expenses	$121,098	$75,503
Less:
Duplicate rent expense (a)	1,331	1,331
Adjusted expenses	$119,767	$74,172

U.S. GAAP pre-tax income	$10,952	$5,740
Net effect of adjustments:	1,331	1,331
Adjusted pre-tax income	$12,283	$7,071

U.S. GAAP net income	$8,622
Net effect	784
Adjusted net income	$9,406

U.S. GAAP diluted earnings per share	$0.22
Net effect	0.02
Adjusted diluted earnings per share	$0.24

(a)         During the fourth quarter of 2012, we began to build out and ready our new lower Manhattan headquarters while continuing to occupy our existing headquarters in midtown Manhattan and as a result have since incurred duplicate rent charges which are included in Occupancy and Equipment in the Consolidated Statements of Operations.

Executive Summary for the Quarter Ended March 31, 2013

Consolidated Overview

During the first quarter, global market-wide trading activity improved from the low levels seen in the second half of 2012. Investor confidence in the U.S. appears to have stabilized, helped by higher equity prices, as approximately $20 billion flowed into domestic equity funds during the quarter. The positive domestic fund flows reflected a strong contrast to the historic net outflow of nearly $156 billion in 2012. Even with this improvement, global trading activity still lagged the levels seen in the first quarter of 2012 in most of the regions we operate in (except Asia Pacific) and was significantly below levels seen prior to the 2008 financial crisis. While it is too early to predict whether the multi-year downtrend is in the early stages of a reversal process, it appears for now that headwinds for our business have eased somewhat.

Our initiatives to grow POSIT as a liquidity center in Europe and to continue to reduce costs across all regions allowed us to capitalize on the rebound in trading activity in our reported results with greater leverage. On a U.S. GAAP basis, our net income for the quarter was $8.6 million, or $0.22 per diluted share, compared to $5.5 million, or $0.14 per diluted share for the first quarter of 2012.  Adjusted net income for the quarter was $9.4 million, or $0.24 per diluted share (see Non-GAAP Financial Measures). Consolidated revenues of $132.1 million declined 3% from the $136.4 million generated in the first quarter of 2012. Consolidated expenses were down 5% to $121.1 million during the quarter, compared to $127.9 million in the first quarter of 2012. Adjusted expenses were $119.8 million in the quarter (see Non-GAAP Financial Measures), with most of the $8.1 million cost savings versus the comparable 2012 quarter being realized in U.S. compensation, market data and general and administrative costs.

Given the continued uncertainty surrounding global equity trading activity in the foreseeable future, we will continue to pursue rigorous expense discipline to further improve our operating leverage and to maintain the flexibility we need to pursue selected growth opportunities. We believe this approach will position us well for any further cyclical or secular rises in equity volumes going forward.

Segment Discussions

Against a backdrop of ostensibly stabilizing market conditions, our U.S. average daily executed volumes grew to 193.3 million shares per day, up 2% versus the first quarter of 2012 and outperforming the 6% decline in the overall combined average daily market volume of NYSE- and NASDAQ-listed securities during the same period.  We saw a spike in activity from our passive client segment, which lowered the proportion of our volume from sell-side accounts to just under 49%, down from 52% in the fourth quarter of 2012. Our average revenue capture per share improved to 46 mils during the quarter, up from 43 mils and 44 mils in the fourth quarter and full year of 2012, respectively, the first such increase in quarterly revenue capture since the first quarter of 2011. This improvement reflects the impact of accounts paying for research at a higher bundled rate as well as recent market share gains for POSIT Alert block crossing.

In Canada, our results were impacted by lower levels of market activity.  The 17% decline in our Canadian commission revenue was in-line with the decline in total trading volumes during the quarter on all Canadian markets.

As in the U.S., investors appear to be cautiously returning to European equities, finding value as European equity prices move higher. Market turnover was higher than the previous three quarters but was still down compared to the first quarter of last year, reflecting the ongoing uncertainty. Our initiative of attracting more liquidity has helped us continue to build our market share in the region and generate strong revenues. European commissions were up 6% compared to the first quarter of 2012 despite an 8% reduction in market-wide trading activity and unfavorable currency translation.  Our revenue growth, coupled with ongoing cost management, resulted in a 41% improvement in pretax income compared to the first quarter of 2012.

In the Asia Pacific region, market-wide trading activity across key regional markets increased 20%, while our trading activity grew by 12% over the same period. The reduction in market share was largely attributable to the fact that Japanese securities, which represent a lower portion of our activity, had outsized growth relative to other countries in the region. Our Asia Pacific commissions and fees grew by 4% from the prior year quarter as the benefit of higher executed value was partially offset by the lower average rate capture. We view Asia Pacific as a significant opportunity for ITG as electronic trading continues to gain market share across the region and client demand for dark liquidity continues to rise.

Capital Resource Allocation

In the first quarter, we returned $9.0 million to stockholders through the repurchase of 748,100 shares at an average price of $11.97.  We currently intend, depending on market conditions and the prevailing price per share of our common stock, to return capital to shareholders through share repurchases.

Results of Operations — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$60,836	$61,366	$(530)	(1)
Recurring	18,558	21,137	(2,579)	(12)
Other	1,849	2,086	(237)	(11)
Total revenues	81,243	84,589	(3,346)	(4)

Expenses:
Compensation and employee benefits	30,723	33,599	(2,876)	(9)
Transaction processing	11,415	11,552	(137)	(1)
Other expenses	32,763	35,407	(2,644)	(7)
Interest expense	602	678	(76)	(11)
Total expenses	75,503	81,236	(5,733)	(7)
Income before income tax expense	$5,740	$3,353	$2,387	71

Our daily U.S. trading volumes increased 2% from the first quarter of 2012, while overall daily U.S. equity volumes (as measured by the combined share volume in NYSE- and NASDAQ-listed securities) declined 6% as we had growth from both our sell-side and institutional client segments.

Our average overall revenue capture per share rate increased to $0.0046 as we saw an increase in volume and rate from our institutional clients, while our sell-side pricing remained relatively unchanged.  A spike in activity from our passive client segment contributed to the reduction in the proportion of our total volume from sell-side clients to 49% in the first quarter of 2013, compared to 52% in the fourth quarter of 2012. Commission and fees remained relatively flat versus the comparable period last year as the change in business mix and increase in daily volumes were offset by two fewer trading days in the first quarter of 2013.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2013	2012	Change	% Change
Total trading volume (in billions of shares)	11.6	11.8	(0.2)	(2)
Trading volume per day (in millions of shares)	193.3	190.0	3.3	2
Average revenue per share	$0.0046	$0.0044	$0.0002	5
U.S. market trading days	60	62	(2)	(3)

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues decreased 12% reflecting lower research subscription revenues and the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees.

Other revenues decreased $0.2 million due primarily to a reduction in revenues generated by our stock loan matched book transactions  offset by an increase in market data tape rebates.

Total expenses of $75.5 million in the first quarter of 2013 include duplicate rent charges of $1.3 million associated with the build-out of our new headquarters in lower Manhattan while we still occupy our current headquarters in midtown Manhattan. Excluding these charges, adjusted expenses were $74.2 million in the first quarter of 2013, 9% lower than the $81.2 million of expenses for the first quarter of 2012 (see Non-GAAP Financial Measures).

Compensation and employee benefits decreased 9%, resulting from lower headcount and severance costs, partially offset by an increase in share-based compensation as a result of a change in an accounting estimate related to forfeitures that lowered costs in the first quarter of 2012 and lower capitalized compensation for software development.

Transaction processing costs were relatively in-line with total trading volume and commissions and fees.

Other expenses decreased $2.6 million primarily from lower market data and connectivity charges resulting from our cost reduction initiatives, as well as lower software amortization.  These reductions were offset by $1.3 million of duplicate rent charges associated with the build-out of our new headquarters in lower Manhattan. We expect to incur duplicate rent charges of approximately $1.3 million during the second quarter of 2013 as we complete the build-out and move. Upon completion of the move we expect to incur a one-time charge of approximately $3.5 million, which includes a reserve for the remaining lease obligations at our current headquarters.

Interest expense incurred in 2012 primarily relates to interest cost on our term debt  and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, including debt issuance cost amortization.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$14,500	$17,531	$(3,031)	(17)
Recurring	2,172	1,939	233	12
Other	1,872	1,361	511	38
Total revenues	18,544	20,831	(2,287)	(11)

Expenses:
Compensation and employee benefits	6,200	6,483	(283)	(4)
Transaction processing	2,913	3,504	(591)	(17)
Other expenses	6,855	6,982	(127)	(2)
Total expenses	15,968	16,969	(1,001)	(6)
Income before income tax expense	$2,576	$3,862	$(1,286)	(33)

Currency translation had a minimal impact resulting in a $0.1 million decrease in both total Canadian revenues and expenses.

Canadian commissions and fees declined 17%, in-line with the 16% decline in total trading volumes during the quarter on all Canadian markets. The decline was primarily attributable to both lower high-touch desk trading and reduced use of our electronic brokerage services.

Recurring revenues increased slightly due to an increase in the number of billable connections through ITG Net.

Other revenues increased as a result of additional income on foreign exchange contracts.

Compensation and employee benefits costs decreased due to a decrease in headcount and to lower incentive compensation accruals associated with lower revenue, partially offset by an increase in share-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock.

Transaction processing costs decreased due to the impact of lower volumes.

The decrease in other expenses was primarily driven by a decrease in consulting and travel and entertainment expense, as well as foreign exchange gains.

European Operations

	Three Months Ended March 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$17,700	$16,749	$951	6
Recurring	3,223	3,296	(73)	(2)
Other	27	82	(55)	(67)
Total revenues	20,950	20,127	823	4

Expenses:
Compensation and employee benefits	7,707	7,682	25	—
Transaction processing	4,413	4,352	61	1
Other expenses	5,329	5,608	(279)	(5)
Total expenses	17,449	17,642	(193)	(1)
Income before income tax expense	$3,501	$2,485	$1,016	41

Currency translation from a stronger U.S. Dollar decreased total European revenues and expenses by $0.3 million and $0.2 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

European commissions and fees increased 6% despite an 8% reduction in market-wide trading activity and an unfavorable currency translation impact of $0.2 million. This was due to higher activity from institutional and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT Alert.

Recurring and other revenues fell slightly year-on-year due to the impact of OMS client attrition.

Compensation and employee benefits expense was relatively flat compared to the same quarter in 2012. Higher performance-based variable compensation, aligned with improved results and increased stock-based compensation, offset savings to salaries, resulting from reduced headcount, and the impact of termination costs incurred in the same period last year.

Transaction processing costs rose slightly, but fell as a percentage of commissions and fees revenue due to the impact of our initiatives to reduce settlement and clearing costs.

Other expenses were lower due to less research and development spend and a decrease in depreciation and amortization.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$9,972	$9,618	$354	4
Recurring	1,387	1,060	327	31
Other	(46)	150	(196)	(131)
Total revenues	11,313	10,828	485	4

Expenses:
Compensation and employee benefits	4,919	4,823	96	2
Transaction processing	2,791	2,815	(24)	(1)
Other expenses	4,468	4,396	72	2
Total expenses	12,178	12,034	144	(1)
Loss before income tax benefit	$(865)	$(1,206)	$341	(28)

Currency translation had virtually no impact on Asia Pacific revenues or expenses, and thus no effect on pre-tax loss.

Asia Pacific commissions and fees increased 4% from the prior year quarter driven by a 12% increase in total notional value traded, offset by lower average commission rates.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the decrease in other revenues is due to a decrease in investment income.

Compensation and employee benefits increased slightly due to an increase in share-based compensation as a result of a change in accounting estimate related to forfeitures that lowered costs in the first quarter of 2012, partially offset by lower salaries and incentive compensation accruals associated with headcount reductions.

Transaction processing costs decreased as a higher proportion of trades were executed in Australia where we incurred a lower cost for clearing and settlement.

The slight increase in other expenses reflects the additional connectivity and market data fees related to business growth and higher rental expenses for our Hong Kong office.

Consolidated income tax expense

Our effective tax rate was 21.3% in the first quarter of 2013 compared to 35.7% in the first quarter of 2012.  The decrease was attributable to an improvement in results from our international operations, particularly a reduction in the loss from our Asia Pacific operations where we have not been recording tax benefits as well as improved profitability in Europe, which is a lower tax jurisdiction for us. In the U.S., we benefited from taking the full year 2012 research and experimentation credit in the first quarter of 2013 as Congress did not extend that credit program until January 2013. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At March 31, 2013, unrestricted cash and cash equivalents totaled $233.9 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2013, we had interest-bearing security deposits totaling $24.3 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2011, we established a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $27.1 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$8,622	$5,458
Non-cash items included in net income	19,917	23,431
Effect of changes in receivables/payables from/to customers and brokers	(38,406)	(98,589)
Effect of changes in other working capital and operating assets and liabilities	(6,850)	(53,552)
Net cash used in operating activities	$(16,717)	$(123,252)

The decrease in operating cash flow during the first three months of 2013 from receivables/payables from/to customers and brokers primarily related to international settlement activities at March 31, 2013, which were partially financed by an increase in a short-term bank loan of $25.3 million to a total of $47.4 million at March 31, 2013.  The decrease in operating cash flow during the first three months of 2013 from other working capital changes primarily reflected the payment of full year 2012 incentive compensation payments, offset in part by decreases in deposits with clearing organizations and income tax receivables.

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

Investing Activities

Net cash used in investing activities of $21.6 million includes the build-out of our new headquarters in lower Manhattan, as well as investments in computer hardware, software and software development projects. Capital expenditures related to our new headquarters are expected to continue over the next three months and will be mostly financed through our master lease facility with BMO (see below).

Financing Activities

Net cash provided by financing activities of $29.8 million primarily reflects our short-term bank borrowings from overdraft facilities to support our international clearing requirements and borrowings under a long-term facility to finance the build-out of our new headquarters, offset by, repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt.

On August 10, 2012, Group entered into a $25.0 million master lease facility with BMO.  The purpose of this facility is to finance equipment and construction expenditures related to the build-out of our new headquarters in lower Manhattan, with $14 million of the total facility available for funding leasehold improvements in connection therewith.  The facility contains an initial interim funding agreement which is then succeeded by a capital lease.

Under the terms of the interim funding agreement, Group will be reimbursed for expenditures made during an interim funding period which ends on August 5, 2013 (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period are paid monthly at an annual rate of 2.25% plus the 30-day LIBOR.  Upon expiration of the Interim Funding Period, the interim funding agreement will be succeeded by fixed rate term financing structured as a capital lease with a 48-month term (from its inception date), at the end of which Group may purchase the underlying equipment for $1.  The fixed rate will be based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.

During the first three months of 2013, we repurchased approximately 1.0 million shares of our common stock at a cost of $12.5 million, which was funded from our available cash resources. Of these shares, 0.7 million were purchased under our Board of Directors’ authorization for a total cost of $9.0 million (average cost of $11.97 per share). An additional 0.3 million shares repurchased ($3.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2013, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 0.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at March 31, 2013 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$97.4	$95.1
AlterNet	4.9	4.7
ITG Derivatives	4.2	3.2

As of March 31, 2013, ITG Inc. had a $5.9 million cash balance in a Special Reserve Bank Account for the exclusive benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The regulatory capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of March 31, 2013, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$37.9	$37.4
European Operations
Europe	50.5	17.6
Asia Pacific Operations
Australia	13.9	4.5
Hong Kong	27.7	7.0
Singapore	0.4	0.2

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

As of March 31, 2013, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2012.

Critical Accounting Estimates

There has been no significant change to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2012. There has been no material change in this information.

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

1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2012. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2013, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2013
To: January 31, 2013	—	$—	—	1,452,640

From: February 1, 2013
To: February 28, 2013	640,978	11.92	348,100	1,104,540

From: March 1, 2013
To: March 31, 2013	400,000	12.19	400,000	704,540

Total	1,040,978	$12.02	748,100

(a) This column includes the acquisition of 292,878 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

In October 2011, our Board of Directors authorized the repurchase of 4.0 million shares. This authorization has no expiration date.

During the first three months of 2013, we repurchased approximately 1.0 million shares of our common stock at a cost of $12.5 million, which was funded from our available cash resources. Of these shares, 0.7 million were purchased under our Board of Directors’ authorization for a total cost of $9.0 million (average cost of $11.97 per share). An additional 292,878 shares repurchased ($3.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2013, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 0.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we currently have no intention of paying cash dividends on common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)       EXHIBITS

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant