Form 10-Q
period 2013-06-30
INVESTMENT TECHNOLOGY GROUP INC
filed 2013-08-08
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number 001-32722

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95 - 2848406
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

165 Broadway, New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

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

At July 24, 2013, the Registrant had 36,581,767 shares of common stock, $0.01 par value, outstanding.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$259,034	$245,875
Cash restricted or segregated under regulations and other	64,434	61,117
Deposits with clearing organizations	24,219	29,149
Securities owned, at fair value	7,114	10,086
Receivables from brokers, dealers and clearing organizations	1,180,763	1,107,119
Receivables from customers	1,143,322	546,825
Premises and equipment, net	63,728	54,989
Capitalized software, net	41,021	43,994
Other intangibles, net	33,116	35,227
Income taxes receivable	1,121	7,460
Deferred taxes	36,589	39,155
Other assets	20,078	15,763
Total assets	$2,874,539	$2,196,759
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$174,793	$165,062
Short-term bank loans	30,111	22,154
Payables to brokers, dealers and clearing organizations	1,567,959	1,337,459
Payables to customers	647,953	226,892
Securities sold, not yet purchased, at fair value	2,644	5,249
Income taxes payable	18,585	10,608
Deferred taxes	323	293
Term debt	33,717	19,272
Total liabilities	2,476,085	1,786,989
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,105,402 and 52,037,011 shares issued at June 30, 2013 and December 31, 2012, respectively	521	520
Additional paid-in capital	235,291	245,002
Retained earnings	419,193	405,485
Common stock held in treasury, at cost; 15,524,675 and 14,677,872 shares at June 30, 2013 and December 31, 2012, respectively	(259,725)	(253,111)
Accumulated other comprehensive income (net of tax)	3,174	11,874
Total stockholders’ equity	398,454	409,770
Total liabilities and stockholders’ equity	$2,874,539	$2,196,759

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Commissions and fees	$108,868	$94,883	$211,876	$200,147
Recurring	26,283	28,034	51,623	55,466
Other	4,142	3,993	7,844	7,672
Total revenues	139,293	126,910	271,343	263,285

Expenses:
Compensation and employee benefits	51,202	49,540	100,751	102,127
Transaction processing	22,499	19,649	44,031	41,872
Occupancy and equipment	20,720	15,063	37,261	29,712
Telecommunications and data processing services	13,718	14,712	27,816	29,779
Other general and administrative	19,760	23,597	38,536	46,274
Goodwill impairment	—	274,285	—	274,285
Restructuring charges	(75)	—	(75)	—
Interest expense	699	624	1,301	1,302
Total expenses	128,523	397,470	249,621	525,351
Income (loss) before income tax benefit	10,770	(270,560)	21,722	(262,066)
Income tax expense (benefit)	5,684	(23,464)	8,014	(20,428)
Net income (loss)	$5,086	$(247,096)	$13,708	$(241,638)

Income (loss) per share:
Basic	$0.14	$(6.40)	$0.37	$(6.22)
Diluted	$0.13	$(6.40)	$0.36	$(6.22)

Basic weighted average number of common shares outstanding	36,956	38,607	37,166	38,859
Diluted weighted average number of common shares outstanding	38,000	38,607	38,371	38,859

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income and Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$5,086	$(247,096)	$13,708	$(241,638)
Other comprehensive loss, net of tax:
Currency translation adjustment	(3,406)	(2,849)	(8,700)	(148)
Other comprehensive loss	(3,406)	(2,849)	(8,700)	(148)
Comprehensive income (loss)	$1,680	$(249,945)	$5,008	$(241,786)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2013

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2013	$—	$520	$245,002	$405,485	$(253,111)	$11,874	$409,770

Net income	—	—	—	13,708	—	—	13,708
Other comprehensive income						(8,700)	(8,700)
Issuance of common stock for restricted share awards (873,120 shares), including tax benefit shortfall and award cancellations of $1.7 million	—	—	(17,469)	—	14,941	—	(2,528)
Issuance of common stock for the employee stock purchase plan (68,391 shares)	—	1	465	—	—	—	466
Shares withheld for net settlement of share-based awards (296,823 shares)	—	—	—	—	(3,617)	—	(3,617)
Purchase of common stock for treasury (1,423,100 shares)	—	—	—	—	(17,938)	—	(17,938)
Share-based compensation	—	—	7,293	—	—	—	7,293
Balance at June 30, 2013	$—	$521	$235,291	$419,193	$(259,725)	$3,174	$398,454

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from Operating Activities:
Net income (loss)	$13,708	$(241,638)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	26,898	28,493
Deferred income tax expense	579	(21,725)
Provision for doubtful accounts	(435)	851
Share-based compensation	10,132	5,994
Non-cash restructuring charges	357	—
Fixed asset disposal	649	—
Goodwill impairment	—	274,285
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(4,331)	6,067
Deposits with clearing organizations	4,930	(44)
Securities owned, at fair value	2,909	(487)
Receivables from brokers, dealers and clearing organizations	(82,533)	(71,548)
Receivables from customers	(624,406)	(114,187)
Accounts payable and accrued expenses	8,270	(37,394)
Payables to brokers, dealers and clearing organizations	253,467	(77,284)
Payables to customers	432,803	230,573
Securities sold, not yet purchased, at fair value	(2,539)	1,321
Income taxes receivable/payable	14,539	(2,885)
Excess tax benefit	(207)	—
Other, net	(5,922)	(2,424)
Net cash provided by (used in) operating activities	48,868	(22,032)

Cash flows from Investing Activities:
Investment in unconsolidated affiliates	(474)	—
Capital purchases	(20,574)	(11,835)
Capitalization of software development costs	(11,836)	(13,008)
Net cash used in investing activities	(32,884)	(24,843)

Cash flows from Financing Activities:
Repayments of long term debt	(3,712)	(3,477)
Proceeds from borrowing under short-term bank loans	7,957	6,809
Proceeds from sales-leaseback transaction	18,157	1,901
Common stock issued	497	2,116
Common stock repurchased	(17,938)	(13,183)
Shares withheld for net settlements of share-based awards	(3,617)	(2,250)
Excess tax benefit	207	—
Net cash provided by (used in) financing activities	1,551	(8,084)

Effect of exchange rate changes on cash and cash equivalents	(4,376)	(401)
Net increase (decrease) in cash and cash equivalents	13,159	(55,360)
Cash and cash equivalents — beginning of year	245,875	284,188
Cash and cash equivalents — end of period	$259,034	$228,828

Supplemental cash flow information
Interest paid	$1,522	$1,392
Income taxes (refunded) paid	$(7,149)	$4,155

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in their entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. The adoption of these provisions did not have a material impact on ITG’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends certain provisions in ASC Topic 210, Balance Sheet.  Subsequently in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amends the scope of ASU 2011-11.  ASU 2013-01 clarifies that ordinary trade receivables and receivables are not within the scope of ASU 2011-11, and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in ASC Topics 210 and 815, Derivatives and Hedging or subject to a master netting arrangement or similar agreement.  These provisions require additional disclosures for the abovementioned financial instruments and are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on ITG’s consolidated financial statements.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
U.S. government money market mutual funds	391	391	—	—
Money market mutual funds	4,127	4,127	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	4,513	4,513	—	—
Mutual funds	2,601	2,601	—	—
Total	$11,665	$11,665	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,644	2,644	—	—
Total	$2,644	$2,644	$—	$—

December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,555	$4,555	$—	$—
U.S. government money market mutual funds	97,203	97,203	—	—
Money market mutual funds	6,231	6,231	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	5,438	5,438	—	—
Mutual funds	4,648	4,648	—	—
Total	$118,075	$118,075	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	$5,249	$5,249	$—	$—
Total	$5,249	$5,249	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature, and following June 30, 2013, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term debt obligations at June 30, 2013 and December 31, 2012 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2013 Restructuring

In the second quarter of 2013, the Company implemented a strategic plan to close its technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.  This plan is primarily focused on reducing costs through limiting the Company’s geographic footprint while maintaining the necessary technological expertise via a consulting arrangement.

The following table summarizes the pre-tax charges incurred in the European Operating segment (dollars in thousands). Employee severance costs relate to the termination of approximately 40 employees. These charges are classified as restructuring charges in the Condensed Consolidated Statements of Operations.

Total
Employee separation and related	$1,452
Consolidation of leased facilities	100
Balance at June 30, 2013	$1,552

Activity and liability balances recorded as part of the 2013 restructuring plan through June 30, 2013 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Restructuring charges recognized in 2013	$1,452	$100	$1,552
Cash payments	—	—	—
Acceleration of share-based compensation in additional paid-in capital	(357)	—	(357)
Other	(4)	—	(4)
Balance at June 30, 2013	$1,091	$100	$1,191

The remaining accrued costs are expected to be paid by the first quarter of 2014.

2012 Restructuring

In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs by approximately $20 million. The initiative was designed to improve financial performance and enhance stockholder returns while maintaining ITG’s competitiveness and high standard of client service. This plan primarily focused on reducing workforce, market data and other general and administrative costs across ITG’s businesses.  During the second quarter of 2013, the Company reversed $0.8 million of expense as actual payments made were less than originally estimated.

The following table summarizes the changes in the Company’s liability balance related to the 2012 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Employee separation costs
Balance at December 31, 2012	$6,908
Utilized—cash	(4,472)
Other	(1,532)
Balance at June 30, 2013	$904

The remaining accrued employee separation costs reflect payments for severance and health benefits as well as the settlement of restricted share awards, which will continue through May 2014 and February 2015, respectively.

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns. The restructuring charges consisted of employee separation costs ($19.2 million) and lease abandonment costs ($4.3 million).  During the second quarter of 2013, the Company reversed $0.8 million of expense as the Company sub-let vacated office space and actual payments made were less than originally estimated.

The following table summarizes the changes in the Company’s liability balance related to the 2011 restructuring plans, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2012	$117	$3,098	$3,215
Adjustment for sub-lease	—	(700)	(700)
Utilized - cash	(12)	(365)	(377)
Other	(98)	—	(98)
Balance at June 30, 2013	$7	$2,033	$2,040

The remaining accrued employee separation costs reflect the settlement of restricted share awards, which will continue through February 2014. The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office, relocated the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million. The restructuring charge consisted of lease abandonment costs ($2.2 million) and employee separation costs ($0.1 million). During 2011, an additional charge of $0.8 million was recorded after the Company reevaluated the potential of sub-leasing the vacated office space.

The following table summarizes the changes in the Company’s liability balance related to the 2010 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2011	$2,172
Utilized—cash	(195)
Balance at June 30, 2013	$1,977

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”) or agreements for proprietary accounts of introducing brokers (“PAIB”), (iii) funds on deposit for European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting Australian and Israeli leases.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Corporate stocks—trading securities	$2,601	$5,438	$2,644	$5,249
Mutual funds	4,513	4,648	—	—
Total	$7,114	$10,086	$2,644	$5,249

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

During the three and six months ended June 30, 2013, uncertain tax positions in the U.S. were resolved for the 2003-2006 and 2008-2010 fiscal years resulting in a decrease in our liability of $0.5 million and a reduction in the related deferred tax asset of $0.2 million.

The Company had unrecognized tax benefits for tax positions taken of $13.9 million and $13.7 million at June 30, 2013 and December 31, 2012, respectively.  The Company had accrued interest expense of $2.0 million and $1.9 million, net of related tax effects, related to our unrecognized tax benefits at June 30, 2013 and December 31, 2012, respectively.

(7) Other Intangibles

Acquired other intangible assets consisted of the following at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$8,400	$—	$10,400	$2,000	—
Customer-related intangibles	27,851	7,816	27,851	6,712	13.1
Proprietary software	21,501	17,113	21,501	16,106	6.4
Trading rights	243	—	243	—	—
Other	50	—	50	—	—
Total	$58,045	$24,929	$60,045	$24,818

At June 30, 2013, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.0 million and $2.1 million for the three months and six months ended June 30, 2013, respectively, compared with $1.2 million and $2.4 million in the respective prior year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2013, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Broker-dealers	$441,069	$297,916	$792,102	$513,529
Clearing organizations	18,203	12,391	35,971	728
Securities borrowed	722,735	798,228	—	—
Securities loaned	—	—	739,886	823,202
Allowance for doubtful accounts	(1,244)	(1,416)	—	—
Total	$1,180,763	$1,107,119	$1,567,959	$1,337,459

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Customers	$1,144,432	$548,287	$647,953	$226,892
Allowance for doubtful accounts	(1,110)	(1,462)	—	—
Total	$1,143,322	$546,825	$647,953	$226,892

Securities Borrowed and Loaned

As of June 30, 2013, securities borrowed as part of the Company’s matched book operations with a fair value of $700.2 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest earned	$5,855	$7,634	$8,781	$13,537
Interest incurred	(4,251)	(6,147)	(6,304)	(10,652)
Net	$1,604	$1,487	$2,477	$2,885

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

In accordance with ASU 2013-01, the following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statement of Financial Condition	Gross Amounts Not Offset in the Condensed Consolidated Statement of Financial Condition — Financial Instruments	Net Amount
As of June 30, 2013:

Deposits paid for securities borrowed	$722,735	$—	$722,735	$697,824	$24,911

Deposits received for securities loaned	$(739,886)	$—	$(739,886)	$(739,828)	$58

As of December 31, 2012:

Deposits paid for securities borrowed	$798,228	$—	$798,228	$789,317	$8,911

Deposits received for securities loaned	$(823,202)	$—	$(823,202)	$(822,382)	$(820)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2013	December 31, 2012
Accrued research payables	$53,239	$38,591
Accrued compensation and benefits	32,376	39,762
Trade payables	19,332	22,624
Accrued rent	17,032	10,947
Deferred revenue	13,512	12,177
Accrued restructuring	6,112	12,295
Deferred compensation	4,520	4,650
Accrued transaction processing	3,025	3,359
Other	25,645	20,657
Total	$174,793	$165,062

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At June 30, 2013, there was $30.1 million outstanding under these facilities at a weighted average interest rate of approximately 2.0%, associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a three-year committed credit agreement for up to $150 million entered into with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent in January 2011 (the “Credit Agreement”).  At June 30, 2013, there were no amounts outstanding under the Credit Agreement.

Term Debt

At June 30, 2013, term debt is comprised of the following (dollars in thousands):

Term loan	$12,204
Obligations under capital lease	2,748
Interim funding facility under capital lease	18,765
Total	$33,717

On August 10, 2012, Investment Technology Group, Inc. (“Group”) entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”). The primary purpose of this facility was to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan, with $14 million of the total facility available for funding leasehold improvements in connection therewith. The facility contains an initial interim funding agreement which is then succeeded by a capital lease.

Under the terms of the interim funding agreement, Group will be reimbursed for expenditures made during an interim funding period which ended on July 29, 2013 (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period were paid monthly at an annual rate of 2.25% plus the 30-day LIBOR.  On July 29, the interim funding agreement was succeeded by a $21.2 million fixed rate term financing structured as a capital lease with a 48-month term, at the end of which Group may purchase the underlying equipment for $1.  The fixed rate of 3.39% was based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.

During the first six months of 2013, the Company borrowed $18.2 million under the BMO facility following borrowings of $0.6 million in 2012.  The $21.2 million capital lease principal includes an additional $2.4 million borrowed under the interim funding agreement subsequent to June 30, 2013.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	June 30,
	2013	2012
Three Months Ended
Net income (loss) for basic and diluted earnings (loss) per share	$5,086	$(247,096)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	36,956	38,607
Effect of dilutive securities	1,044	—
Average common shares used in diluted computation	38,000	38,607
Earnings (loss) per share:
Basic	$0.14	$(6.40)
Diluted	$0.13	$(6.40)
Six Months Ended
Net income (loss) for basic and diluted earnings (loss) per share	$13,708	$(241,638)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	37,166	38,859
Effect of dilutive securities	1,205	—
Average common shares used in diluted computation	38,371	38,859
Earnings (loss) per share:
Basic	$0.37	$(6.22)
Diluted	$0.36	$(6.22)

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	June 30,
	2013	2012
Three months ended	385	3,659
Six months ended	450	3,634

Since the Company reported losses for the three and six month periods ended June 30, 2012 the impact of all common stock equivalents on per share amounts are not included in the calculation of diluted loss per share as they would be anti-dilutive.

(12) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2013
Currency translation adjustment	$3,174	$—	$3,174
Total	$3,174	$—	$3,174

December 31, 2012
Currency translation adjustment	$11,874	$—	$11,874
Total	$11,874	$—	$11,874

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

Net capital balances and the amounts in excess of required net capital at June 30, 2013 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$95.3	$94.3
AlterNet	5.7	5.5
ITG Derivatives	3.9	2.9

As of June 30, 2013, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under PAIB agreements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2013, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$39.9	$39.5
European Operations
Europe	51.7	23.8
Asia Pacific Operations
Australia	11.6	5.4
Hong Kong	30.0	12.2
Singapore	0.4	0.2

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended June 30, 2013 (1)(2)
Total revenues	$84,601	$20,105	$21,794	$12,793	$139,293
Income (loss) before income tax expense (benefit)	4,561	3,795	2,820	(406)	10,770
Identifiable assets	1,181,004	95,218	997,609	600,708	2,874,539
Three Months Ended June 30, 2012 (3)
Total revenues	$81,915	$20,319	$15,492	$9,184	$126,910
(Loss) income before income tax (benefit) expense	(243,909)	3,521	(27,723)	(2,449)	(270,560)
Identifiable assets	1,020,351	79,839	540,833	408,358	2,049,381
Six Months Ended June 30, 2013 (1)(2)
Total revenues	$165,844	$38,649	$42,744	$24,106	$271,343
Income (loss) before income tax expense (benefit)	10,301	6,371	6,321	(1,271)	21,722
Six Months Ended June 30, 2012 (3)
Total revenues	$166,504	$41,150	$35,619	$20,012	$263,285
(Loss) income before income tax (benefit) expense	(240,556)	7,383	(25,238)	(3,655)	(262,066)

(1)         Income before income tax expense for the three and six months ended June 30, 2013 for the U.S. Operations includes the impact of $1.2 million and $2.6 million, respectively, in duplicate rent charges for the Company’s new U.S. headquarters in lower Manhattan, while it still occupied its midtown Manhattan office through June 2013 and a one-time charge of $3.9 million upon completion of the move, including a reserve for the remaining lease obligation at the previous headquarters.

(2)         In the second quarter of 2013, the Company implemented a plan, whereby the Company would close its technology research and development facility in Israel and outsource that function to a third party service provider model effective January 1, 2014.  This plan is primarily focused on reducing costs by limiting the Company’s geographic footprint while maintaining the necessary technological expertise via a consulting agreement. The Company also reduced previously-recorded 2012 and 2011 restructuring accruals of $1.3 million for its U.S. Operations and $0.3 million for its Canadian Operations to reflect the sub-lease of previously-vacated office space and certain legal and other employee related charges deemed unnecessary.

(3)         Loss before income tax benefits for the three and six months ended June 30, 2012 includes the impact of goodwill impairment charges of $245.1 million, $28.5 million and $0.7 million for the U.S., European and Asia Pacific Operations, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues by Product Group:
Electronic Brokerage	$74,715	$62,705	$144,363	$134,885
Research Sales and Trading	28,140	26,805	53,553	53,231
Trading Platforms	24,595	25,740	49,694	51,484
Analytics	11,600	11,357	23,270	22,955
Corporate (non-product)	243	303	463	730
Total Revenues	$139,293	$126,910	$271,343	$263,285

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

The Company loans securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, and by requiring additional cash as collateral or returning collateral when necessary.

The Company borrows securities temporarily from other brokers in connection with its securities borrowing activities. The Company deposits cash as collateral for the securities borrowed. Decreases in security prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return collateral, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by depositing additional collateral with counterparties or receiving cash when deemed necessary.

The Company may at times maintain inventories in equity securities on both a long and short basis. Whereas long inventory positions represent the Company’s ownership of securities, short inventory positions represent obligations of the Company to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to the Company as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked to market daily and are continuously monitored by the Company.

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

Other revenues include: (i) income from principal trading in Canada, including arbitrage trading, (ii) the net spread on foreign exchange transactions executed to facilitate equity trades by clients in different currencies, (iii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iv) non-recurring consulting services, such as one-time implementation and customer training related activities, (v) investment and interest income, (vi) interest income on securities borrowed in connection with customers’ settlement activities and (vii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

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

Quarter Ended June 30, 2013:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$128,523	$80,040	$16,310	$18,974	$13,199
Less:
Duplicate rent expense (1)	(1,237)	(1,237)	—	—	—
Office move (2)	(3,910)	(3,910)	—	—	—
Restructuring charges (3),(4)	75	1,264	348	(1,537)	—
Adjusted expenses	$123,451	$76,157	$16,658	$17,437	$13,199

U.S. GAAP net income	$5,086
Net effect of proforma adjustments	5,215
Adjusted net income	$10,301

U.S. GAAP diluted earnings per share	$0.13
Net effect of proforma adjustments	0.14
Adjusted diluted earnings per share	$0.27

Quarter Ended June 30, 2012:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$397,470	$325,824	$16,798	$43,215	$11,633
Less:
Goodwill impairment (5)	(274,285)	(245,103)	—	(28,481)	(701)
Adjusted expenses	$123,185	$80,721	$16,798	$14,734	$10,932

U.S. GAAP net loss	$(247,096)
Net effect of goodwill impairment	248,963
Adjusted net income	$1,867

U.S. GAAP diluted loss per share	$(6.40)
Net effect of goodwill impairment	6.45
Adjusted diluted earnings per share	$0.05

(1) During the fourth quarter of 2012, we began to build out and ready our new lower Manhattan headquarters while continuing to occupy our then-existing headquarters in midtown Manhattan and as a result have since incurred duplicate rent charges through June 2013, which are included in Occupancy and Equipment in the Condensed Consolidated Statements of Operations.

(2) Upon completion of our headquarters move in June 2013, we incurred a one-time charge for the present value of the remaining rent payments for our midtown Manhattan location and other related costs of $3.9 million in Occupancy and Equipment in the Condensed Consolidated Statements of Operations.

(3) In the second quarter of 2013, we implemented a plan to close our technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.  This plan is primarily focused on reducing costs through limiting our geographic footprint while maintaining the necessary technological expertise via a consulting arrangement.  These costs are reflected in restructuring charges in the Condensed Consolidated Statements of Operations. Additionally, we incurred a tax charge of $1.6 million related to the anticipated withdrawal of capital from Israel.

(4) In the second quarter we reduced previously-recorded 2012 and 2011 restructuring accruals of $1.6 million to reflect the sub-lease of previously-vacated office space and certain legal and other employee-related charges deemed unnecessary.

(5) In the second quarter of 2012, goodwill with a carrying value of $274.3 million was deemed impaired and its fair value was determined to be zero, resulting in a full impairment charge.

Executive Summary for the Quarter Ended June 30, 2013

Consolidated Overview

The improvement in our performance that began in the first quarter of this year continued into the second quarter as we achieved our highest adjusted earnings per share in three years (see Non-GAAP Financial Measures).  While it is still too early to predict whether the multi-year downtrend in the equities business is in a sustainable recovery, the steps we have taken to improve our operating leverage and grow liquidity in POSIT should continue to bolster our reported results even if volumes in the U.S. do not rebound.

To date, we have not yet seen the great rotation out of fixed income investments into equities that many market forecasters are predicting. While fixed income funds saw outflows in the second quarter of $37 billion, the first quarterly net reduction since the fourth quarter of 2008, these funds were not reinvested into equities as domestic equity funds saw outflows of $11.5 billion during the quarter (according to the Investment Company Institute). Domestic equity funds have seen positive flows in July and remain positive for the year on a net basis, in strong contrast to the historic net outflows of $153 billion in 2012.

Our initiatives to grow POSIT as a liquidity center in Europe and to continue to reduce fixed costs across all regions provided greater leverage and helped us improve our results for a second consecutive quarter. On a U.S. GAAP basis, our net income for the quarter was $5.1 million, or $0.13 per diluted share, compared to a loss of $247.1 million, or $6.40 per diluted share for the second quarter of 2012.  Adjusted net income for the quarter was $10.3 million, or $0.27 per diluted share compared to adjusted net income of $1.9 million, or $0.05 per share for the second quarter of 2012 (see Non-GAAP Financial Measures). Consolidated revenues of $139.3 million grew 9.8% from the $126.9 million generated in the second quarter of 2012. Consolidated expenses were $128.5 million during the quarter, compared to $397.5 million in the second quarter of 2012, which included a $274.3 million goodwill impairment charge. Adjusted expenses were $123.5 million in the quarter (see Non-GAAP Financial Measures), essentially flat with the prior year quarter despite increases in variable transaction processing costs and incentive compensation.

Given the continued uncertainty surrounding the global equity trading environment in the foreseeable future, we will continue to build operating leverage into our business model through rigorous expense discipline while still pursuing selected growth opportunities. As part of our ongoing cost reduction efforts, in the second quarter of 2013 we implemented a restructuring plan to close our technology research and development facility in Israel and to outsource that function to a third party service provider effective January 1, 2014. This plan resulted in a $1.6 million restructuring charge and triggered the recognition of $1.6 million of tax charges associated with the anticipated withdrawal of capital from Israel. We expect this plan to save approximately $2.0 million in 2015.  We believe our approach of targeted expense management will position us well for any further cyclical or secular rises in equity volumes going forward.

Segment Discussions

Our U.S. average daily executed volume was 178.6 million shares per day, down 2% versus the second quarter of 2012 and less than the 6% decline in the overall combined average daily market volume of NYSE- and NASDAQ-listed securities during the same period.  Our overall revenue capture rate per share rose to 48 mils, reflecting higher use of POSIT Alert block crossing as well as more accounts paying for research at a higher bundled rate. The rate from buy-side only accounts was at its highest level since the fourth quarter of 2008.

We continued to focus on expense management in the U.S. during the second quarter. Total U.S. expenses were $80.0 million in the second quarter, compared to $325.8 million in the second quarter of 2012. Excluding one-time charges and reversals (including a goodwill impairment charge of $245.1 million in the prior year period), adjusted U.S. expenses were $76.2 million in the second quarter, 6% lower than the $80.7 million of adjusted expenses in the second quarter of 2012, even with higher variable transaction processing and incentive compensation costs (see Non-GAAP Financial Measures).

In Canada, commissions and fees declined 3% compared to the second quarter of 2012, primarily due to a decline in average daily volumes and rates from clients using our high-touch desk trading services, as well as unfavorable currency translation. Total trading volumes on all Canadian markets were relatively flat compared to the second quarter of 2012.

Investor sentiment towards European equities has continued to improve and led to an 8% rise in market-wide trading activity over the same quarter last year.  While benefitting from more favorable market conditions, we have also expanded our revenue base through client diversification, investment in our products, and expansion of our liquidity pool in POSIT. Through these initiatives, our European commissions and fees increased 54% compared to the second quarter of 2012, far outpacing the growth in market-wide trading activity due to higher activity from institutional and sell-side accounts using our electronic brokerage offerings including our trading algorithms, POSIT and POSIT Alert.  Our revenue gains coupled with improved margins from our efforts to reduce settlement and clearing costs significantly improved our reported results in the region.

Our Asia Pacific results also improved significantly, achieving a nearly break-even quarter compared with a $2.4 million pre-tax loss in the second quarter of 2012. Asia Pacific commissions and fees increased 43% over the prior year quarter driven by strong order flow by local and U.S. clients trading into the Japan, Hong Kong and Australia markets, pushing total revenues in the region to a quarterly record of $12.8 million. Market-wide trading activity improved as investor confidence grew significantly during the quarter. Strong growth in market-wide trading activity was seen in the region, especially Japan, where favorable monetary policy contributed to a 132% increase in market-wide trading activity.  Overall market-wide trading activity increased substantially, with increases in Australia and Hong Kong of 16% and 22%, respectively.  Our total value of securities traded across key Asia Pacific markets grew by 54% over the same period.  Our lower share of the incremental market activity was largely attributable to the outsized growth in Japanese trading, which represents a lower portion of our activity relative to other countries in the region.

Capital Resource Allocation

In the second quarter, we returned $9.0 million to stockholders through the repurchase of 675,000 shares at an average price of $13.31. We intend to continue to use share repurchases to return capital to shareholders opportunistically, depending on market conditions and the prevailing price per share of our common stock.

Results of Operations — Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$62,923	$58,488	$4,435	8
Recurring	19,435	21,224	(1,789)	(8)
Other	2,243	2,203	40	2
Total revenues	84,601	81,915	2,686	3

Expenses:
Compensation and employee benefits	31,966	33,199	(1,233)	(4)
Transaction processing	11,399	10,852	547	5
Other expenses	37,240	36,046	1,194	3
Goodwill impairment	—	245,103	(245,103)	(100)
Restructuring charges	(1,264)	—	(1,264)	—
Interest expense	699	624	75	12
Total expenses	80,040	325,824	(245,784)	(75)
Income (loss) before income tax expense (benefit)	$4,561	$(243,909)	$248,470	102

Our daily U.S. trading volumes declined 2% compared to the second quarter of 2012, while overall daily U.S. equity volumes (as measured by the combined share volume in NYSE- and NASDAQ-listed securities) declined 6%.

Our average overall revenue capture rate per share increased to $0.0048 as we saw an increase in rate from our active institutional and fundamental hedge fund clients, while our rate from sell-side clients was unchanged. The overall rate from all buy-side clients during the second quarter of 2013 was at a level not seen since the fourth quarter of 2008 due to an increase in block crossing through POSIT Alert and the impact of accounts paying for research at a higher bundled rate.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2013	2012	Change	% Change
Total trading volume (in billions of shares)	11.4	11.5	(0.1)	(1)
Trading volume per day (in millions of shares)	178.6	183.0	(4.4)	(2)
Average revenue per share	$0.0048	$0.0044	$0.0004	9
U.S. market trading days	64	63	1	2

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues decreased 8% reflecting the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and lower connectivity fees.

Total expenses of $80.0 million in the second quarter of 2013 include duplicate rent charges of $1.2 million associated with the build-out of our new headquarters in lower Manhattan while we still occupied our previous headquarters in midtown Manhattan and a one-time charge of $3.9 million upon completion of the move, including a reserve for the remaining lease obligation at our previous headquarters. Total expenses were reduced by reversals of our remaining 2012 and 2011 restructuring liabilities totaling $1.3 million as a portion of the space vacated in our Los Angeles office was sub-let and certain legal and other employee related accruals were deemed unnecessary.  Total expenses of $325.8 million in the second quarter of 2012 include a goodwill impairment charge of $245.1 million.  Excluding these charges and reversals, adjusted expenses were $76.2 million in the second quarter of 2013, 6% lower than the $80.7 million of expenses in the second quarter of 2012 (see Non-GAAP Financial Measures).

Compensation and employee benefits decreased 4%, resulting from lower headcount from our December 2012 restructuring efforts, partially offset by an increase in incentive-based compensation from our improved performance.

Transaction processing costs increased despite nearly flat total trading volume due to higher costs for derivatives trades and trades for Latin American equities and the impact of a lower crossing rate in POSIT on sell-side activity.

Other expenses increased $1.2 million primarily due to higher depreciation and amortization largely from our new headquarters in lower Manhattan as well as $1.2 million of duplicate rent charges associated with the build-out of our new headquarters and the $3.9 million one-time charge we incurred upon completion of the move, which includes a reserve for the remaining lease obligations at our previous headquarters. These increases were partially offset by savings from lower market data, connectivity and marketing charges resulting from our cost reduction initiatives, lower software amortization and a reduction of bad debt reserves from improved collection efforts.

In the second quarter of 2012, we recorded goodwill impairment charges of $245.1 million, reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples.

In the second quarter of 2013, previously-recorded 2012 and 2011 restructuring accruals were reduced to reflect the sub-lease of previously-vacated office space in Los Angeles and certain legal and other employee-related charges deemed unnecessary.

Interest expense incurred in 2013 and 2012 primarily relates to interest cost on our term debt and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, including debt issuance cost amortization.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$15,711	$16,230	$(519)	(3)
Recurring	2,368	2,369	(1)	—
Other	2,026	1,720	306	18
Total revenues	20,105	20,319	(214)	(1)

Expenses:
Compensation and employee benefits	6,549	5,808	741	13
Transaction processing	3,084	2,961	123	4
Other expenses	7,025	8,029	(1,004)	(13)
Restructuring charges	(348)	—	(348)	—
Total expenses	16,310	16,798	(488)	(3)
Income before income tax expense	$3,795	$3,521	$274	8

Currency translation had a minimal impact on pre-tax income reducing both total Canadian revenues and expenses by $0.2 million.

Canadian commissions and fees declined 3% as total trading volumes on all Canadian markets were flat, primarily due to a decline in average daily volumes and rate from clients using our high-touch desk trading services, as well as unfavorable currency translation.

Recurring revenues remained flat quarter over quarter as an increase in the number of billable connections through ITG Net was offset by lower research subscription revenues.

Other revenues increased as a result of additional income on foreign exchange transactions.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock, partially offset by decreases from reduced headcount.

Transaction processing costs increased despite lower volumes due to higher clearing and settlement charges resulting from an increase in the number of trade tickets settled.

The decrease in other expenses was primarily driven by a decrease in consulting and market data costs.

In the second quarter of 2013, previously recorded restructuring accruals from 2012 and 2011 were adjusted to reflect our current expectations.

European Operations

	Three Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$18,934	$12,270	$6,664	54
Recurring	3,053	3,237	(184)	(6)
Other	(193)	(15)	(178)	(1,187)
Total revenues	21,794	15,492	6,302	41

Expenses:
Compensation and employee benefits	7,241	5,809	1,432	25
Transaction processing	4,653	3,703	950	26
Other expenses	5,543	5,222	321	6
Goodwill impairment	—	28,481	(28,481)	(100)
Restructuring charges	1,537	—	1,537	—
Total expenses	18,974	43,215	(24,241)	(56)
Income (loss) before income tax expense (benefit)	$2,820	$(27,723)	$30,543	110

Currency translation decreased total European revenues and adjusted expenses (excluding the currency impact on the 2012 goodwill impairment) by $0.7 million and $0.4 million, respectively, resulting in a $0.3 million increase to adjusted pre-tax income (see Non-GAAP Financial Measures).

European commissions and fees increased 54%, far outpacing the 8% growth in market-wide trading activity.  This was due to higher activity from institutional and sell-side accounts using our electronic brokerage offerings including our trading algorithms, POSIT and POSIT Alert.

Recurring and other revenue fell due to the cancellation of OMS subscription contracts and an increase in client trade accommodations, respectively.

Compensation and employee benefits increased due to an increase in incentive-based compensation related to improved performance.

Transaction processing costs increased due to higher value traded, but fell as a percentage of commissions and fees due to the impact of our initiatives to reduce settlement and clearing costs.

Other expenses increased due to facility costs relating to our new London office and London data center, offset in part by lower research and development costs.

In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the European Operations reporting unit.

In the second quarter of 2013, we implemented a restructuring plan to close our technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.  This plan is expected to yield savings of approximately $2.0 million in 2015.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$11,300	$7,895	$3,405	43
Recurring	1,427	1,204	223	19
Other	66	85	(19)	(22)
Total revenues	12,793	9,184	3,609	39

Expenses:
Compensation and employee benefits	5,446	4,724	722	15
Transaction processing	3,363	2,133	1,230	58
Other expenses	4,390	4,075	315	8
Goodwill impairment	—	701	(701)	(100)
Total expenses	13,199	11,633	1,566	13
Loss before income tax benefit	$(406)	$(2,449)	$2,043	(83)

Currency translation had a minimal impact on pre-tax income reducing both revenues and expenses by $0.1 million.

Asia Pacific commissions and fees increased 43% over the prior year quarter primarily due to strong order flow by local and U.S. clients trading into Japan, Hong Kong and Australia.  While our total value of securities traded in the region was up 54% over the second quarter of 2012, the impact of the increase was partially offset by a reduction in rate.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net.

Compensation and employee benefits increased due to an increase in incentive-based compensation related to improved performance.

Transaction processing costs increased due to the higher value of securities traded.

The slight increase in other expenses reflects the additional connectivity and market data fees related to business growth and higher rental expenses for our Hong Kong office.

Consolidated income tax expense

Our effective tax rate was 52.8% in the second quarter of 2013 compared to 8.7% in the second quarter of 2012.  The high rate in the second quarter of 2013 was attributable to the lack of a deduction on the restructuring charge related to the closing of the Israel technology research and development facility and tax charges associated with the anticipated withdrawal of capital from Israel. The low rate in the second quarter of 2012 was primarily attributable to the significant impairment charges in the U.S., Europe and Asia Pacific which were either partially or fully non-deductible.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$123,759	$119,854	$3, 905	3
Recurring	37,993	42,361	(4,368)	(10)
Other	4,092	4,289	(197)	(5)
Total revenues	165,844	166,504	(660)	—

Expenses:
Compensation and employee benefits	62,689	66,798	(4,109)	(6)
Transaction processing	22,814	22,404	410	2
Other expenses	70,003	71,453	(1,450)	(2)
Goodwill impairment	—	245,103	(245,103)	(100)
Restructuring charges	(1,264)	—	(1,264)	—
Interest expense	1,301	1,302	(1)	—
Total expenses	155,543	407,060	(251,517)	(62)
Income (loss) before income tax expense (benefit)	$10,301	$(240,556)	$250,857	104

Our daily U.S. trading volumes were essentially flat year over year, while overall daily U.S. equity volumes (as measured by the combined share volume in NYSE- and NASDAQ-listed securities) declined 6%.

Our average overall revenue capture rate per share increased to $0.0047 as we saw an increase in rate from our active institutional and fundamental hedge fund clients, while our rate from sell-side clients was unchanged.  The proportion of our total volume from sell-side clients remained constant at 49% in the first half of 2013 from the first half of 2012.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2013	2012	Change	% Change
Total trading volume (in billions of shares)	23.0	23.3	(0.3)	(1)
Trading volume per day (in millions of shares)	185.7	186.4	(0.7)	—
Average revenue per share	$0.0047	$0.0044	$0.0003	7
U.S. market trading days	124	125	(1)	(1)

* Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

Recurring revenues decreased 10% reflecting lower research subscription revenues and the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees.

Other revenues decreased 5% due primarily to a reduction in revenues generated by our stock loan matched book transactions offset by a reduction in client accommodations and by an increase in market data tape rebates.

Total expenses of $155.5 million in 2013 include duplicate rent charges of $2.6 million associated with the build-out of our new headquarters in lower Manhattan while we still occupied our previous headquarters in midtown Manhattan and a one-time charge of $3.9 million upon completion of the move, including a reserve for the remaining lease obligation at our previous headquarters. Total expenses were reduced by reversals of our remaining 2012 and 2011 restructuring liabilities totaling $1.3 million as a portion of the space vacated in our Los Angeles office was sub-let and certain legal and other employee related accruals were deemed unnecessary.  Total expenses of $407.1 million in 2012 include a goodwill impairment charge of $245.1 million.

Compensation and employee benefits decreased 6%, resulting from lower headcount and severance costs, partially offset by an increase in share-based compensation as a result of a change in an accounting estimate related to forfeitures that lowered costs in the first half of 2012 and lower capitalized compensation for software development.

Transaction processing costs were relatively in-line with total trading volume and commissions and fees.

Other expenses decreased $1.5 million primarily from lower market data, connectivity, marketing resulting from our cost reduction initiatives, as well as lower software amortization.  These reductions were offset by $2.6 million of duplicate rent charges associated with the build-out of our new headquarters in lower Manhattan and the $3.9 million one-time charge we incurred upon completion of the move, which includes a reserve for the remaining lease obligations at our previous headquarters.

In the second quarter of 2012, we recorded goodwill impairment charges of $245.1 million, reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the U.S. Operations reporting unit, and a decline in industry market multiples.

In the second quarter of 2013, previously-recorded 2012 and 2011 restructuring accruals were reduced to reflect the sub-lease of previously-vacated office space in Los Angeles and certain legal and other employee-related charges deemed unnecessary.

Interest expense incurred in 2013 and 2012 primarily relates to interest cost on our term debt and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, including debt issuance cost amortization.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$30,211	$33,761	$(3,550)	(11)
Recurring	4,540	4,308	232	5
Other	3,898	3,081	817	27
Total revenues	38,649	41,150	(2,501)	(6)

Expenses:
Compensation and employee benefits	12,749	12,291	458	4
Transaction processing	5,997	6,465	(468)	(7)
Other expenses	13,880	15,011	(1,131)	(8)
Restructuring charges	(348)	—	(348)	—
Total expenses	32,278	33,767	(1,489)	(4)
Income before income tax expense	$6,371	$7,383	$(1,012)	(14)

Currency translation decreased total Canadian revenues and expenses by $0.4 million and $0.3 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Canadian commissions and fees declined 11% compared to a 7% decline in total trading volumes on all Canadian markets due primarily to lower use of our high-touch desk trading services and unfavorable currency translation.

Recurring revenues increased slightly due to an increase in the number of billable connections through ITG Net offset by lower research subscription revenues.

Other revenues increased as a result of an increase in gains on principal trading activity plus additional income on foreign exchange transactions.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock, partially offset by decreases from reduced headcount as a result of our December 2012 restructuring activities.

Transaction processing costs decreased due to the impact of lower execution costs on lower volumes, offset in part by higher clearing and settlement charges due to an increase in the number of trade tickets settled.

The decrease in other expenses was primarily driven by a decrease in consulting, market data, travel and entertainment and marketing expenses.

In the second quarter of 2013, previously-recorded restructuring accruals were adjusted to reflect our current expectations.

European Operations

	Six Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$36,634	$29,019	$7,615	26
Recurring	6,276	6,533	(257)	(4)
Other	(166)	67	(233)	(348)
Total revenues	42,744	35,619	7,125	20

Expenses:
Compensation and employee benefits	14,948	13,491	1,457	11
Transaction processing	9,066	8,055	1,011	13
Other expenses	10,872	10,830	42	—
Goodwill impairment	—	28,481	(28,481)	(100)
Restructuring charges	1,537	—	1,537	—
Total expenses	36,423	60,857	(24,434)	(40)
Income before income tax expense	$6,321	$(25,238)	$31,559	(125)

Currency translation decreased total European revenues and adjusted expenses (excluding the currency impact on the 2012 goodwill impairment) by $1.0 million and $0.7 million, respectively, resulting in a $0.3 million decrease to adjusted pre-tax income (see Non-GAAP Financial Measures).

European commissions and fees increased 26% while market-wide trading activity was essentially flat due to higher activity from institutional and sell-side accounts using our electronic brokerage offerings including our trading algorithms, POSIT and POSIT Alert.

Recurring and other revenue fell due to the cancellation of OMS subscription contracts and an increase in trading errors and client trade accommodations, respectively.

Compensation and employee benefits expense increased due primarily to increased incentive-based compensation related to improved performance and increased stock-based compensation.

Transaction processing costs increased due to higher value traded, but fell as a percentage of commissions and fees revenue due to the impact of our initiatives to reduce settlement and clearing costs.

Other expenses were essentially flat as increases in facility costs relating to our new London office and London data center were offset by lower research and development costs.

In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows of the European Operations reporting unit.

In the second quarter of 2013, we implemented a restructuring plan to close our technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$21,272	$17,513	$3,759	21
Recurring	2,814	2,264	550	24
Other	20	235	(215)	(91)
Total revenues	24,106	20,012	4,094	20

Expenses:
Compensation and employee benefits	10,365	9,547	818	9
Transaction processing	6,154	4,948	1,206	24
Other expenses	8,858	8,471	387	5
Goodwill impairment	—	701	(701)	(100)
Total expenses	25,377	23,667	1,710	7
Loss before income tax benefit	$(1,271)	$(3,655)	$2,384	(65)

Currency translation had a minimal impact reducing both revenues and expenses by $0.2 million.

Asia Pacific commissions and fees increased 21% over the prior year period primarily due to strong order flow by local and U.S. clients trading into Japan, Hong Kong and Australia.  While our total value of securities traded in the region was up 31%, the impact of the increase was partially offset by a reduction in rate.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the decrease in other revenues is due to a decrease in investment income.

Compensation and employee benefits increased due to an increase in incentive-based compensation related to improved performance.

Transaction processing costs increased due to the higher value of securities traded.

The slight increase in other expenses reflects the additional connectivity and market data fees related to business growth and higher rental expenses for our Hong Kong office.

In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading volumes.

Consolidated income tax expense

Our effective tax rate was 36.9% in the first half of 2013 compared to 7.8% in the first half of 2012.  In the first half of 2013, our effective tax rate was impacted by increases associated with the lack of a deduction on the restructuring charge related to closing the Israel technology research and development facility, tax charges associated with the anticipated withdrawal of capital from Israel and a decrease associated with the recording of the full year 2012 research and experimentation credit in the first quarter of 2013. The low rate in the first half of 2012 was primarily attributable to the significant impairment charges in the U.S., Europe and Asia Pacific, which were either partially or fully non-deductible. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At June 30, 2013, unrestricted cash and cash equivalents totaled $259.0 million.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2013, we had interest-bearing security deposits totaling $24.2 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2011, we established a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $26.8 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2013	2012
Net income (loss)	$13,708	$(241,638)
Non-cash items included in net income	38,180	287,898
Effect of changes in receivables/payables from/to customers and brokers	(20,669)	(32,446)
Effect of changes in other working capital and operating assets and liabilities	17,649	(35,846)
Net cash provided by (used in) operating activities	$48,868	$(22,032)

The positive cash flow from operating activities during the first six months of 2013 was driven by our net cash earnings (net income excluding non-cash items), and the net change in other working capital components, including an increase in accrued research payables under client commission arrangements. These increases were offset in part by an increase in cash used in settlement activities, a portion of which was financed by an increase in short-term bank loans of $8.0 million.

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

Investing Activities

Net cash used in investing activities during the first six months of 2013 of $32.9 million includes $17.5 million related to the build-out of our new headquarters in lower Manhattan, as well as investments in computer hardware, software and software development projects.

Financing Activities

Net cash provided by financing activities of $1.6 million primarily reflects our short-term bank borrowings from overdraft facilities to support our international clearing requirements and $18.2 million of borrowings under a long-term facility to finance the build-out of our new headquarters, offset by repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt.

On August 10, 2012, Group entered into a $25.0 million master lease facility with BMO.  The purpose of this facility is to finance equipment and construction expenditures related to the build-out of our new headquarters in lower Manhattan, with $14 million of the total facility available for funding leasehold improvements in connection therewith.  The facility contains an initial interim funding agreement which is then succeeded by a capital lease. During the first six months of 2013, we borrowed $18.2 million under the BMO facility following borrowings of $0.6 million in 2012.

Under the terms of the interim funding agreement, Group was reimbursed for expenditures made during an interim funding period which ended on July 29, 2013 (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period were paid monthly at an annual rate of 2.25% plus the 30-day LIBOR.  On July 29, the interim funding agreement was succeeded by a $21.2 million fixed rate term financing structured as a capital lease with a 48-month term, at the end of which Group may purchase the underlying equipment for $1.  The fixed rate is based on the 4-year LIBOR Swap Rate at the lease inception date plus a spread of 2.25%.  The capital lease principal includes an additional $2.4 million borrowed under the interim funding agreement subsequent to June 30, 2013.

During the first six months of 2013, we repurchased approximately 1.7 million shares of our common stock at a cost of $21.6 million, which was funded from our available cash resources. Of these shares, 1.4 million were purchased under our Board of Directors’ authorization for a total cost of $17.9 million (average cost of $12.61 per share). An additional 0.3 million shares repurchased ($3.6 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2013, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.0 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  Our policy is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we are not currently paying cash dividends on common stock.

Regulatory Capital

Under the SEC’s Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

Our net capital balances and the amounts in excess of required net capital at June 30, 2013 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$95.3	$94.3
AlterNet	5.7	5.5
ITG Derivatives	3.9	2.9

As of June 30, 2013, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $0.4 million under agreements for proprietary accounts of introducing brokers.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The regulatory capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of June 30, 2013, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$39.9	$39.5
European Operations
Europe	51.7	23.8
Asia Pacific Operations
Australia	11.6	5.4
Hong Kong	30.0	12.2
Singapore	0.4	0.2

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We are a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear, respectively, equities and/or derivative contracts.  Associated with our membership, we may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearing house memberships vary, in general, our guarantee obligations would arise only if the exchange had previously exhausted its resources.  The maximum potential payout under these memberships cannot be estimated.  We have not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believe that any potential requirement to make payments under these agreements is remote.

As of June 30, 2013, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first six months of 2013, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2013
To: January 31, 2013	—	$—	—	1,452,640

From: February 1, 2013
To: February 28, 2013	640,978	11.92	348,100	1,104,540

From: March 1, 2013
To: March 31, 2013	403,945	12.19	400,000	704,540

From: April 1, 2013
To: April 30, 2013	—	—	—	704,540

From: May 1, 2013
To: May 31, 2013	430,000	12.94	430,000	4,274,500

From: June 1, 2013
To: June 30, 2013	248,945	13.96	245,000	4,029,540
Total	1,723,868	$12.50	1,423,100

(a) This column includes the acquisition of 300,768 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

In October 2011, our Board of Directors authorized the repurchase of 4.0 million shares. In May 2013, our Board of Directors authorized the repurchase of an additional 4.0 million shares.  Neither of these authorizations has an expiration date.

During the first six months of 2013, we repurchased 1.7 million shares of our common stock at a cost of $21.6 million, which was funded from our available cash resources. Of these shares, 1.4 million were purchased under our Board of Directors’ authorization for a total cost of $17.9 million (average cost of $12.61 per share). An additional 0.3 million shares repurchased (for $3.6 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2013, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.0 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)                      EXHIBITS

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification
101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 8, 2013	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant