Form 10-Q
period 2013-09-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2013-11-12
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2013

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

At October 21, 2013, the Registrant had 36,283,652 shares of common stock, $0.01 par value, outstanding.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$261,567	$245,875
Cash restricted or segregated under regulations and other	70,275	61,117
Deposits with clearing organizations	32,476	29,149
Securities owned, at fair value	12,197	10,086
Receivables from brokers, dealers and clearing organizations	1,644,884	1,107,119
Receivables from customers	942,250	546,825
Premises and equipment, net	67,845	54,989
Capitalized software, net	39,418	43,994
Other intangibles, net	32,159	35,227
Income taxes receivable	275	7,460
Deferred taxes	36,061	39,155
Other assets	17,903	15,763
Total assets	$3,157,310	$2,196,759
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$177,609	$165,062
Short-term bank loans	52,486	22,154
Payables to brokers, dealers and clearing organizations	1,522,443	1,337,459
Payables to customers	936,381	226,892
Securities sold, not yet purchased, at fair value	7,490	5,249
Income taxes payable	17,450	10,608
Deferred taxes	343	293
Term debt	33,319	19,272
Total liabilities	2,747,521	1,786,989
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,158,374 and 52,037,011 shares issued at September 30, 2013 and December 31, 2012, respectively	522	520
Additional paid-in capital	238,852	245,002
Retained earnings	426,908	405,485
Common stock held in treasury, at cost; 15,879,299 and 14,677,872 shares at September 30, 2013 and December 31, 2012, respectively	(265,522)	(253,111)
Accumulated other comprehensive income (net of tax)	9,029	11,874
Total stockholders’ equity	409,789	409,770
Total liabilities and stockholders’ equity	$3,157,310	$2,196,759

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Commissions and fees	$98,378	$89,795	$310,254	$289,942
Recurring	25,761	26,707	77,384	82,173
Other	3,419	3,115	11,263	10,787
Total revenues	127,558	119,617	398,901	382,902

Expenses:
Compensation and employee benefits	49,664	47,135	150,415	149,262
Transaction processing	19,790	19,336	63,821	61,208
Occupancy and equipment	15,821	16,033	53,082	45,745
Telecommunications and data processing services	12,649	15,034	40,465	44,813
Other general and administrative	18,351	21,220	56,887	67,494
Goodwill impairment	—	—	—	274,285
Restructuring charges	—	—	(75)	—
Interest expense	593	678	1,894	1,980
Total expenses	116,868	119,436	366,489	644,787
Income (loss) before income tax benefit	10,690	181	32,412	(261,885)
Income tax expense (benefit)	2,975	(51)	10,989	(20,479)
Net income (loss)	$7,715	$232	$21,423	$(241,406)

Income (loss) per share:
Basic	$0.21	$0.01	$0.58	$(6.24)
Diluted	$0.20	$0.01	$0.56	$(6.24)

Basic weighted average number of common shares outstanding	36,544	38,301	36,956	38,672
Diluted weighted average number of common shares outstanding	37,781	39,252	38,214	38,672

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income and Loss (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$7,715	$232	$21,423	$(241,406)
Other comprehensive loss, net of tax:
Currency translation adjustment	5,855	3,639	(2,845)	3,491
Other comprehensive gain (loss)	5,855	3,639	(2,845)	3,491
Comprehensive income (loss)	$13,570	$3,871	$18,578	$(237,915)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2013

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2013	$—	$520	$245,002	$405,485	$(253,111)	$11,874	$409,770

Net income	—	—	—	21,423	—	—	21,423
Other comprehensive income						(2,845)	(2,845)
Issuance of common stock for restricted share awards (894,810 shares), including tax benefit shortfall and award cancellations of $1.7 million	—	—	(17,821)	—	15,305	—	(2,516)
Issuance of common stock for the employee stock purchase plan (121,363 shares)	—	2	934	—	—	—	936
Shares withheld for net settlement of share-based awards (303,137 shares)	—	—	—	—	(3,715)	—	(3,715)
Purchase of common stock for treasury (1,793,100 shares)	—	—	—	—	(24,001)	—	(24,001)
Share-based compensation	—	—	10,737	—	—	—	10,737
Balance at September 30, 2013	$—	$522	$238,852	$426,908	$(265,522)	$9,029	$409,789

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from Operating Activities:
Net income (loss)	$21,423	$(241,406)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	40,281	42,655
Deferred income tax expense (benefit)	1,121	(23,465)
Provision for doubtful accounts	(671)	1,361
Share-based compensation	15,056	10,855
Non-cash restructuring charges	357	—
Fixed asset disposal	649	—
Goodwill impairment	—	274,285
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(9,399)	6,444
Deposits with clearing organizations	(3,327)	2,077
Securities owned, at fair value	(2,019)	(3,307)
Receivables from brokers, dealers and clearing organizations	(539,304)	(408,129)
Receivables from customers	(398,998)	(61,084)
Accounts payable and accrued expenses	8,154	(34,472)
Payables to brokers, dealers and clearing organizations	187,119	67,140
Payables to customers	712,819	385,165
Securities sold, not yet purchased, at fair value	2,149	4,132
Income taxes receivable/payable	14,240	(2,739)
Excess tax benefit	(219)	—
Other, net	(2,128)	43
Net cash provided by operating activities	47,303	19,555

Cash flows from Investing Activities:
Investment in unconsolidated affiliates	(474)	—
Capital purchases	(29,757)	(16,152)
Capitalization of software development costs	(17,152)	(19,015)
Net cash used in investing activities	(47,383)	(35,167)

Cash flows from Financing Activities:
Repayments of long term debt	(6,515)	(5,327)
Proceeds from borrowing under short-term bank loans	30,332	13,833
Proceeds from sales-leaseback transaction	20,562	1,901
Common stock issued	162	2,660
Common stock repurchased	(24,001)	(17,540)
Shares withheld for net settlements of share-based awards	(3,715)	(2,306)
Excess tax benefit	219	—
Net cash provided by (used in) financing activities	17,044	(6,779)

Effect of exchange rate changes on cash and cash equivalents	(1,272)	1,093
Net increase (decrease) in cash and cash equivalents	15,692	(21,298)
Cash and cash equivalents — beginning of year	245,875	284,188
Cash and cash equivalents — end of period	$261,567	$262,890

Supplemental cash flow information
Interest paid	$2,270	$2,105
Income taxes (refunded) paid	$(4,546)	$5,456

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

ITG is an independent execution and research broker that partners with global portfolio managers and traders to provide innovative financial technology and unique data-driven insights throughout the investment process. From investment decision through to settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. The Company is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends certain provisions in ASC Topic 210, Balance Sheet.  Subsequently in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amends the scope of ASU 2011-11.  ASU 2013-01 clarifies that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in ASC Topics 210 and 815, Derivatives and Hedging or subject to a master netting arrangement or similar agreement.  These provisions require additional disclosures for the abovementioned financial instruments and are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on ITG’s consolidated financial statements.

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

Level 1 consists of financial instruments whose value is based on quoted market prices such as exchange-traded mutual funds and corporate stocks.

Level 2 includes financial instruments that are valued based upon observable market-based inputs.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
U.S. government money market mutual funds	353	353	—	—
Money market mutual funds	4,217	4,217	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	7,717	7,717	—	—
Mutual funds	4,480	4,480	—	—
Total	$16,800	$16,800	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	7,490	7,490	—	—
Total	$7,490	$7,490	$—	$—

December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,555	$4,555	$—	$—
U.S. government money market mutual funds	97,203	97,203	—	—
Money market mutual funds	6,231	6,231	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	5,438	5,438	—	—
Mutual funds	4,648	4,648	—	—
Total	$118,075	$118,075	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	$5,249	$5,249	$—	$—
Total	$5,249	$5,249	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature, and following September 30, 2013, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term debt obligations at September 30, 2013 and December 31, 2012 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

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

Total
Employee separation and related	$1,452
Consolidation of leased facilities	100
Total	$1,552

Activity and liability balances recorded as part of the 2013 restructuring plan through September 30, 2013 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Restructuring charges recognized in 2013	$1,452	$100	$1,552
Cash payments	(235)	—	(235)
Acceleration of share-based compensation in additional paid-in capital	(357)	—	(357)
Other	39	—	39
Balance at September 30, 2013	$899	$100	$999

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

The following table summarizes the changes in the Company’s liability balance related to the 2012 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Employee separation costs
Balance at December 31, 2012	$6,908
Utilized—cash	(4,969)
Other	(1,747)
Balance at September 30, 2013	$192

The remaining accrued employee separation costs reflect payments for severance and health benefits as well as the settlement of restricted share awards, which will continue through May 2014 and February 2015, respectively.

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns. The restructuring charges consisted of employee separation costs and lease abandonment costs.  During the second quarter of 2013, the Company reversed $0.8 million of expense as the Company sub-let vacated office space and actual payments made were less than originally estimated.

The following table summarizes the changes in the Company’s liability balance related to the 2011 restructuring plans, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2012	$117	$3,098	$3,215
Adjustment for sub-lease	—	(700)	(700)
Utilized - cash	(12)	(636)	(648)
Other	(98)	—	(98)
Balance at September 30, 2013	$7	$1,762	$1,769

The remaining accrued employee separation costs reflect the settlement of restricted share awards, which will continue through February 2014. The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office, relocated the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million. The restructuring charge consisted of lease abandonment costs and employee separation costs.

The following table summarizes the changes in the Company’s liability balance related to the 2010 restructuring plan, which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2012	$2,172
Utilized—cash	(291)
Balance at September 30, 2013	$1,881

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

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Corporate stocks—trading securities	$7,717	$5,438	$7,490	$5,249
Mutual funds	4,480	4,648	—	—
Total	$12,197	$10,086	$7,490	$5,249

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

During the nine months ended September 30, 2013, uncertain tax positions in the U.S. were resolved for the 2003-2006 and 2008-2010 fiscal years resulting in a decrease in our liability of $0.5 million and a reduction in the related deferred tax asset of $0.2 million.

The Company had unrecognized tax benefits for tax positions taken of $14.0 million and $13.7 million at September 30, 2013 and December 31, 2012, respectively.  The Company had accrued interest expense of $2.1 million and $1.9 million, net of related tax effects, related to our unrecognized tax benefits at September 30, 2013 and December 31, 2012, respectively.

(7) Other Intangibles

Acquired other intangible assets consisted of the following at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$8,400	$—	$10,400	$2,000	—
Customer-related intangibles	27,851	8,369	27,851	6,712	13.1
Proprietary software	21,501	17,517	21,501	16,106	6.4
Trading rights	243	—	243	—	—
Other	50	—	50	—	—
Total	$58,045	$25,886	$60,045	$24,818

At September 30, 2013, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense of other intangibles was $1.0 million and $3.1 million for the three months and nine months ended September 30, 2013, respectively, compared with $1.3 million and $3.7 million in the respective prior-year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2013, no other intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Broker-dealers	$711,575	$297,916	$462,042	$513,529
Clearing organizations	5,627	12,391	93,806	728
Securities borrowed	928,899	798,228	—	—
Securities loaned	—	—	966,595	823,202
Allowance for doubtful accounts	(1,217)	(1,416)	—	—
Total	$1,644,884	$1,107,119	$1,522,443	$1,337,459

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Customers	$943,154	$548,287	$936,381	$226,892
Allowance for doubtful accounts	(904)	(1,462)	—	—
Total	$942,250	$546,825	$936,381	$226,892

Securities Borrowed and Loaned

As of September 30, 2013, securities borrowed as part of the Company’s matched book operations with a fair value of $905.9 million were delivered for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest earned	$2,882	$3,799	$11,662	$17,335
Interest incurred	(1,938)	(2,680)	(8,242)	(13,332)
Net	$944	$1,119	$3,420	$4,003

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

The Company’s securities borrowing and lending is generally done under industry standard agreements (“Master Securities Lending Agreements”) that may allow, following an event of default by either party, the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities, as the case may be, by the non-defaulting party. Events of default under the Master Securities Lending Agreements generally include, subject to certain conditions: (i) failure to timely deliver cash or securities as required under the transaction, (ii) a party’s insolvency, bankruptcy, or similar proceeding, (iii) breach of representation, and (iv) a material breach of the agreement. The counterparty that receives the securities in these transactions generally has unrestricted access in its use of the securities.  For financial statement purposes, the Company does not offset securities borrowed and securities loaned.

In accordance with ASU 2013-01, the following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Statement of Financial Condition	Net Amounts Presented in the Condensed Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of September 30, 2013:

Deposits paid for securities borrowed	$928,899	$—	$928,899	$899,661	$29,238

Deposits received for securities loaned	$(966,595)	$—	$(966,595)	$(966,595)	$—

As of December 31, 2012:

Deposits paid for securities borrowed	$798,228	$—	$798,228	$789,317	$8,911

Deposits received for securities loaned	$(823,202)	$—	$(823,202)	$(822,382)	$(820)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2013	December 31, 2012
Accrued research payables	$58,728	$38,591
Accrued compensation and benefits	35,134	39,762
Trade payables	21,045	22,624
Accrued rent	18,712	10,947
Deferred revenue	13,157	12,177
Accrued restructuring	4,841	12,295
Deferred compensation	4,491	4,650
Accrued transaction processing	3,054	3,359
Other	18,447	20,657
Total	$177,609	$165,062

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At September 30, 2013, there was $52.5 million outstanding under these facilities at a weighted average interest rate of approximately 1.4%, associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a three-year committed credit agreement for up to $150 million entered into with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent in January 2011 (the “Credit Agreement”).  At September 30, 2013, there were no amounts outstanding under the Credit Agreement.

Term Debt

At September 30, 2013, term debt is comprised of the following (dollars in thousands):

Term loan	$10,494
Obligations under capital leases	22,825
Total	$33,319

On August 10, 2012, Investment Technology Group, Inc. (“Group”) entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The facility contained an initial interim funding agreement, which was succeeded by a capital lease. During the first nine months of 2013, the Company borrowed $20.6 million under the BMO facility following borrowings of $0.6 million in 2012.

Under the terms of the interim funding agreement, Group was reimbursed for expenditures made during an interim funding period which ended on July 29, 2013 (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period were paid monthly at an annual rate of 2.25% plus the 30-day LIBOR.  On July 29, 2013 the $21.2 million of interim borrowings were converted to a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Group may purchase the underlying assets for $1.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	September 30,
	2013	2012
Three Months Ended
Net income (loss) for basic and diluted earnings (loss) per share	$7,715	$232
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	36,544	38,301
Effect of dilutive securities	1,237	951
Average common shares used in diluted computation	37,781	39,252
Earnings (loss) per share:
Basic	$0.21	$0.01
Diluted	$0.20	$0.01
Nine Months Ended
Net income (loss) for basic and diluted earnings (loss) per share	$21,423	$(241,406)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	36,956	38,672
Effect of dilutive securities	1,258	—
Average common shares used in diluted computation	38,214	38,672
Earnings (loss) per share:
Basic	$0.58	$(6.24)
Diluted	$0.56	$(6.24)

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2013	2012
Three months ended	284	2,184
Nine months ended	282	1,353

Since the Company reported losses for the three and nine month periods ended September 30, 2012 the impact of all common stock equivalents on per share amounts are not included in the calculation of diluted loss per share as they would be anti-dilutive.

(12) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
September 30, 2013
Currency translation adjustment	$9,029	$—	$9,029
Total	$9,029	$—	$9,029

December 31, 2012
Currency translation adjustment	$11,874	$—	$11,874
Total	$11,874	$—	$11,874

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

Net capital balances and the amounts in excess of required net capital at September 30, 2013 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$102.2	$101.2
AlterNet	5.3	5.1
ITG Derivatives	4.7	3.7

As of September 30, 2013, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under PAIB agreements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2013, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$43.6	$43.1
European Operations
Europe	56.2	24.7
Asia Pacific Operations
Australia	12.2	6.1
Hong Kong	29.4	15.8
Singapore	0.4	0.2

(14) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide products and services from each of the following product groups:

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended September 30, 2013
Total revenues	$76,843	$17,575	$22,663	$10,477	$127,558
Income (loss) before income tax expense (benefit)	4,478	2,749	4,115	(652)	10,690
Identifiable assets	1,377,616	137,389	1,128,133	514,172	3,157,310
Three Months Ended September 30, 2012
Total revenues	$77,801	$17,727	$14,793	$9,296	$119,617
(Loss) income before income tax (benefit) expense	841	1,637	(286)	(2,011)	181
Identifiable assets	1,101,085	98,082	567,527	617,902	2,384,596
Nine Months Ended September 30, 2013 (1)(2)
Total revenues	$242,687	$56,224	$65,407	$34,583	$398,901
Income (loss) before income tax expense (benefit)	14,779	9,120	10,436	(1,923)	32,412
Nine Months Ended September 30, 2012 (3)
Total revenues	$244,305	$58,877	$50,412	$29,308	$382,902
(Loss) income before income tax (benefit) expense	(239,715)	9,020	(25,524)	(5,666)	(261,885)

(1)         Income before income tax expense for the nine months ended September 30, 2013 for the U.S. Operations includes the impact of $2.6 million in duplicate rent charges for the Company’s new U.S. headquarters in lower Manhattan, while it still occupied its midtown Manhattan office through June 2013 and a one-time charge of $3.9 million upon completion of the move, including a reserve for the remaining lease obligation at the previous headquarters.

(2)         In the second quarter of 2013, the European Operations incurred a charge of $1.6 million related to a plan to close the technology research and development facility in Israel and outsource that function to a third party service provider model effective January 1, 2014.  This plan is primarily focused on reducing costs by limiting the Company’s geographic footprint while maintaining the necessary technological expertise via a consulting agreement. The Company also reduced previously-recorded 2012 and 2011 restructuring accruals of $1.3 million for its U.S. Operations and $0.3 million for its Canadian Operations to reflect the sub-lease of previously-vacated office space and certain legal and other employee related charges deemed unnecessary.

(3)         Loss before income tax benefits for the nine months ended September 30, 2012 includes the impact of goodwill impairment charges of $245.1 million, $28.5 million and $0.7 million for the U.S., European and Asia Pacific Operations, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues by Product Group:
Electronic Brokerage	$66,234	$57,654	$210,597	$192,539
Research Sales and Trading	26,683	25,792	80,236	79,023
Platforms	23,151	24,188	72,845	75,672
Analytics	11,177	11,696	34,447	34,651
Corporate (non-product)	313	287	776	1,017
Total Revenues	$127,558	$119,617	$398,901	$382,902

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

Overview

ITG is an independent execution and research broker that partners with global portfolio managers and traders to provide innovative financial technology and unique data-driven insights throughout the investment process. From investment decision through settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. ITG is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

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

Expenses

Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, including cash and deferred share-based awards, as well as employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred share-based awards, with only the cash portion, representing a lesser portion of our total compensation costs, expensed in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period to period based on revenue levels.

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

Executive Summary for the Quarter Ended September 30, 2013

Consolidated Overview

Our operating environment remains difficult with third quarter U.S. cash equity volumes dropping to their lowest level in more than six years. In this environment, we continue to focus on rationalizing our cost structure, expanding our products and services globally and better monetizing the variety of services we provide to clients in each of our four product groups. Our overall third quarter revenue grew 7% compared to the third quarter of 2012 to $127.6 million, driven by market share gains in our European Operations, while consolidated expenses of $116.9 million were down 2%, reflecting the expense discipline we have maintained across the firm.

There is little visibility as to when we will see a rebound in institutional trading activity in the U.S.  While there has been some redirection of fixed income assets into international equity funds, to date we have not yet seen the widely expected large scale rotation out of fixed income investments into equities. During the third quarter, domestic equity funds saw net inflows of less than $3 billion (according to the Investment Company Institute), capturing little of the $58 billion in net outflows from fixed income funds during the third quarter, which followed $43 billion of net outflows from fixed income funds in the second quarter. Domestic equity funds flows remain slightly positive for the year on a net basis, in strong contrast to the historic net outflows of $153 billion in 2012.

Our initiatives to grow POSIT as a liquidity center in Europe while continuing to reduce fixed costs across all regions have been successful. During the quarter, we earned net income of $7.7 million, or $0.20 per diluted share, a significant portion of which came from our European Operations where we have seen strong growth in the use of POSIT. These results were a substantial improvement over the $0.2 million, or $0.01 per diluted share earned in the third quarter of 2012.

Given the continued uncertainty surrounding the equity trading environment in the foreseeable future, we will continue to build operating leverage into our business model through rigorous expense discipline while still pursuing selected growth opportunities. We believe this approach will position us well for any future cyclical or secular rises in equity volumes.

Segment Discussions

Our U.S. average daily executed volume was 154.6 million shares per day, down 10% versus the third quarter of 2012 compared with the 6% decline in the overall combined average daily market volume of NYSE- and NASDAQ-listed securities during the same period.  Despite the lower volume, our U.S. revenues were down only 1% compared to the third quarter of 2012 as we mitigated the impact of the challenging volume environment with continued improvements in our average revenue per share through increased use of our POSIT Alert block crossing system as well as more clients paying for research through trading at a higher bundled rate. Our average U.S. revenue per share rose to 49 mils in the third quarter, the third straight quarter of improvement and the highest level since the second quarter of 2011. This rate improvement was achieved despite the higher proportion of lower rate sell-side volume, which rose from 49% in the second quarter to 51% in the third quarter. We are also continuing to focus on expense management in the U.S. to further enhance profitability, with total U.S. expenses down 6% compared to the third quarter of 2012.

In Canada, revenues were down 1% against a backdrop of generally flat overall market activity amid persistently difficult market conditions. Commissions and fees declined 6% compared to the third quarter of 2012, driven by declines in average daily volumes and rates from clients using our high-touch desk trading services, as well as unfavorable currency translation.

Investor sentiment towards European equities has continued to improve and led to an 18% rise in market-wide trading activity over the same quarter last year.  In addition to the impact of more favorable market conditions, our European revenues also benefitted from the investments we made in our infrastructure and our products, helping us expand our client base and grow our liquidity pool in POSIT. Through these initiatives, our European commissions and fees increased 67% compared to the third quarter of 2012, far outpacing the growth in market-wide trading activity.  We witnessed higher activity from institutional and sell-side accounts using our electronic brokerage offerings including our trading algorithms and POSIT and from buy-side accounts using our POSIT Alert block crossing system.  Average daily value traded in POSIT more than doubled, while the average daily value traded in POSIT Alert jumped approximately 250%. ITG now represents more than 13% of total European dark trading, up from less than 10% in the third quarter of 2012. Our revenue gains coupled with improved margins from a higher crossing rate in POSIT and our efforts to reduce settlement and clearing costs significantly improved our reported results in the region.

Revenues from our Asia Pacific Operations were up 13% from the third quarter of 2012, reducing our pre-tax loss by 68%.  Market conditions have improved with the higher levels of investor confidence. Overall market-wide trading activity in the markets we participate in increased 33%, with increases in Japan, Hong Kong and Australia of 118%, 17% and 15%, respectively.  Our average daily value traded in the region rose 14% versus the third quarter of 2012 driven by strong order flow by local and U.S. clients trading into Japan and Korea. Our lower share of the incremental market activity was largely attributable to the outsized growth in Japanese trading, which represents a lower portion of our activity relative to other countries in the region.

Capital Resource Allocation

In the third quarter, we returned $6.1 million to stockholders through the repurchase of 370,000 shares at an average price of $16.38. We intend to continue to use share repurchases to return capital to shareholders opportunistically, depending on market conditions and the prevailing price per share of our common stock.

Results of Operations — Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$56,056	$55,784	$272	—
Recurring	18,982	20,174	(1,192)	(6)
Other	1,805	1,843	(38)	(2)
Total revenues	76,843	77,801	(958)	(1)

Expenses:
Compensation and employee benefits	31,304	30,906	398	1
Transaction processing	10,115	10,894	(779)	(7)
Other expenses	30,353	34,482	(4,129)	(12)
Interest expense	593	678	(85)	(13)
Total expenses	72,365	76,960	(4,595)	(6)
Income before income tax expense	$4,478	$841	$3,637	432

Commissions and fees rose slightly as a 10% reduction in our daily trading volumes was more than offset by an 11% increase in our average revenue per share to $0.0049. This represents the third consecutive quarter of improved average revenue per share and was primarily attributable to increased use of our POSIT Alert block crossing system as well as more clients paying for research through trading at a higher bundled rate.  The proportion of our total volume from sell-side clients remained relatively constant at 51% for both the current quarter and the third quarter of 2012.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2013	2012	Change	% Change
Total trading volume (in billions of shares)	9.9	10.9	(1.0)	(9)
Trading volume per day (in millions of shares)	154.6	172.3	(17.7)	(10)
Average revenue per share	$0.0049	$0.0044	$0.0005	11
U.S. market trading days	64	63	1	2

* Excludes activity from ITG Derivatives and ITG Net commission sharing arrangements.

Recurring revenues decreased 6% reflecting the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and lower connectivity fees.

Compensation and employee benefits rose slightly as an increase in incentive based compensation associated with improved profitability offset reductions in salaries and stock-based compensation from our restructuring plan in December 2012.

Transaction processing costs decreased due to the lower level of volumes.  As a percentage of commissions and fees, transaction processing has declined due primarily to the increased revenue per share described above, offset in part by the impact of a lower percentage of our volume crossed in POSIT.

Other expenses decreased $4.1 million primarily due to savings from lower market data and connectivity charges resulting from our cost reduction initiatives, as well as, lower software amortization and a reduction of bad debt reserves from improved collection efforts.  These decreases were partially offset by higher depreciation and amortization largely from the build-out of our new headquarters in lower Manhattan.

Interest expense incurred in 2013 and 2012 primarily relates to interest cost on our term debt and commitment fees relating to the Credit Agreement, including debt issuance cost amortization.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$13,376	$14,227	$(851)	(6)
Recurring	2,324	2,122	202	10
Other	1,875	1,378	497	36
Total revenues	17,575	17,727	(152)	(1)

Expenses:
Compensation and employee benefits	5,968	5,336	632	12
Transaction processing	1,950	2,623	(673)	(26)
Other expenses	6,908	8,131	(1,223)	(15)
Total expenses	14,826	16,090	(1,264)	(8)
Income before income tax expense	$2,749	$1,637	$1,112	68

Currency translation decreased total Canadian revenues and expenses by $0.7 million and $0.6 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Canadian commissions and fees declined 6%, primarily due to lower revenue from high-touch desk trading services, as well as unfavorable currency translation, offset in part by an increase in activity from clients using our electronic brokerage services.

Recurring revenues increased primarily due to our billing for market data consumed by clients.

Other revenues increased as a result of an increase in income earned on foreign exchange transactions and lower trading errors and client trade accommodations.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock, partially offset by decreases from reduced headcount.

Transaction processing costs decreased as an accrual for sales tax on exchange fees was eliminated.  This more than offset higher clearing and settlement charges, primarily from an increase in the number of tickets cleared.

The decrease in other expenses was primarily driven by lower data center related costs following our migration to a new location and lower consulting and market data costs from our cost reduction efforts.

European Operations

	Three Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$19,766	$11,840	$7,926	67
Recurring	3,103	3,150	(47)	(1)
Other	(206)	(197)	(9)	(5)
Total revenues	22,663	14,793	7,870	53

Expenses:
Compensation and employee benefits	7,883	5,918	1,965	33
Transaction processing	5,141	3,718	1,423	38
Other expenses	5,524	5,443	81	1
Total expenses	18,548	15,079	3,469	23
Income (loss) before income tax expense (benefit)	$4,115	$(286)	$4,401	NA

Currency translation decreased total European revenues and expenses by $0.5 million and $0.2 million, respectively, resulting in a decrease of $0.3 million to pre-tax income.

Commissions and fees increased 67%, far outpacing the 18% growth in market-wide trading activity due primarily to the impact of investments we made in our infrastructure and our products, helping us expand our client base. This has led to increased activity from buy-side and sell-side clients using our electronic brokerage offerings including our trading algorithms, POSIT and from buy-side clients using our POSIT Alert block crossing system.

Compensation and employee benefits increased due to an increase in incentive-based compensation related to improved performance.

Transaction processing costs increased due to higher value traded, but fell as a percentage of commissions and fees due to the impact of a higher percentage of our value traded crossed in POSIT and our initiatives to reduce settlement and clearing costs.

Other expenses remained relatively flat as an increase in facilities costs relating to our new London office, which we occupied in the third quarter, was offset by lower research and development costs.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$9,180	$7,944	$1,236	16
Recurring	1,352	1,261	91	7
Other	(55)	91	(146)	(160)
Total revenues	10,477	9,296	1,181	13

Expenses:
Compensation and employee benefits	4,509	4,975	(466)	(9)
Transaction processing	2,584	2,101	483	23
Other expenses	4,036	4,231	(195)	(5)
Total expenses	11,129	11,307	(178)	(2)
Loss before income tax benefit	$(652)	$(2,011)	$1,359	68

Currency translation decreased both total revenues and expenses in Asia Pacific by $0.5 million.

Asia Pacific commissions and fees increased 16% primarily due to strong order flow by local Asian clients and U.S. clients trading into Japan and Korea.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net.

Compensation and employee benefits decreased due to lower headcount and severance.

Transaction processing costs increased due to the higher value of securities traded and a higher mix of our trades executed in Japan and Korea where costs are higher.

The decrease in other expenses is due to lower market data and connectivity costs offset by higher rental expenses for our Hong Kong office.

Consolidated income tax expense

Our effective tax rate was 27.8% in the third quarter of 2013 compared to a small tax benefit in the third quarter of 2012.  The benefit in the third quarter of 2012 reflects the impact of a net reduction to income tax reserves of $1.3 million following the resolution of a state tax contingency. The impact of this reserve reduction on our overall effective tax rate in 2012 was offset by the impact of higher pre-tax losses in the Asia Pacific region where we are not recording any tax benefits.  Our current quarter effective tax rate reflects the lower loss in Asia Pacific and higher profitability in Europe, where we have a lower effective tax rate.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$179,815	$175,638	$4,177	2
Recurring	56,975	62,535	(5,560)	(9)
Other	5,897	6,132	(235)	(4)
Total revenues	242,687	244,305	(1,618)	(1)

Expenses:
Compensation and employee benefits	93,993	97,704	(3,711)	(4)
Transaction processing	32,929	33,298	(369)	(1)
Other expenses	100,356	105,935	(5,579)	(5)
Goodwill impairment	—	245,103	(245,103)	(100)
Restructuring charges	(1,264)	—	(1,264)	—
Interest expense	1,894	1,980	(86)	(4)
Total expenses	227,908	484,020	(256,112)	(53)
Income (loss) before income tax expense (benefit)	$14,779	$(239,715)	$254,494	106

Commissions and fees rose 2% as a 4% reduction in our daily trading volumes was more than offset by a 7% increase in our average revenue per share to $0.0047. The increase in our average revenue per share was primarily attributable to increased use of our POSIT Alert block crossing system as well as more clients paying for research through trading at a higher bundled rate.  The proportion of our total volume from sell-side clients remained relatively constant at 50% for both the first nine months of 2013 and 2012.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2013	2012	Change	% Change
Total trading volume (in billions of shares)	32.9	34.2	(1.3)	(4)
Trading volume per day (in millions of shares)	175.1	181.7	(6.6)	(4)
Average revenue per share	$0.0047	$0.0044	$0.0003	7
U.S. market trading days	188	188	—	—

* Excludes activity from ITG Derivatives and ITG Net commission sharing arrangements.

Recurring revenues decreased 9% reflecting lower research subscription revenues and the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees.

Other revenues decreased 4% due primarily to a reduction in revenues generated by our stock loan matched book transactions offset by a reduction in client accommodations and by an increase in market data tape rebates.

Total expenses of $227.9 million in 2013 include duplicate rent charges of $2.6 million associated with the build-out of our new headquarters in lower Manhattan while we still occupied our previous headquarters in midtown Manhattan and a one-time charge of $3.9 million, including a reserve for the remaining lease obligation at our previous headquarters, upon completion of the move in the second quarter of 2013. Total expenses were reduced by reversals of our 2012 and 2011 restructuring liabilities totaling $1.3 million associated with the sub-let of a portion of the space vacated in our Los Angeles office and certain legal and other employee related accruals that were deemed unnecessary.  Total expenses of $484.0 million in 2012 include a goodwill impairment charge of $245.1 million.

Compensation and employee benefits decreased 4% as a result of lower salary expense due to our restructuring plan in December 2012 and lower severance costs. These decreases were partially offset by an increase in incentive based compensation associated with improved profitability and higher share-based compensation due to a change in an accounting estimate related to forfeitures that lowered costs in 2012.

Transaction processing costs decreased due to the lower level of trading volumes.  As a percentage of commissions and fees, transaction processing has declined due primarily to the increased revenue per share described above, offset in part by the impact of a lower percentage of our volume crossed in POSIT.

Other expenses decreased $5.6 million primarily from lower market data and connectivity costs resulting from our cost reduction initiatives, lower marketing costs from our 2012 rebranding efforts, as well as lower software amortization and a reduction of bad debt reserves from improved collection efforts.  These reductions were offset by $2.6 million of duplicate rent charges associated with the build-out of our new headquarters in lower Manhattan and the $3.9 million one-time charge we incurred upon completion of the move, which includes a reserve for the remaining lease obligations at our previous headquarters.

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

Interest expense incurred in 2013 and 2012 primarily relates to interest cost on our term debt and commitment fees relating to the Credit Agreement, including debt issuance cost amortization.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$43,587	$47,988	$(4,401)	(9)
Recurring	6,864	6,430	434	7
Other	5,773	4,459	1,314	29
Total revenues	56,224	58,877	(2,653)	(5)

Expenses:
Compensation and employee benefits	18,717	17,627	1,090	6
Transaction processing	7,947	9,088	(1,141)	(13)
Other expenses	20,788	23,142	(2,354)	(10)
Restructuring charges	(348)	—	(348)	—
Total expenses	47,104	49,857	(2,753)	(6)
Income before income tax expense	$9,120	$9,020	$100	1

Currency translation decreased total Canadian revenues and expenses by $1.1 million and $0.9 million, respectively, resulting in a decrease of $0.2 million to pre-tax income.

Canadian commissions and fees declined 9% compared to a 5% decline in total trading volumes on all Canadian markets due primarily to lower use of our high-touch desk trading services and unfavorable currency translation.

Recurring revenues increased slightly due to an increase in the number of billable connections through ITG Net and from our billing for market data consumed by clients, offset in part by lower research subscription revenues.

Other revenues increased as a result of additional income earned on foreign exchange transactions and lower trading errors and client trade accommodations.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for our Canadian operations based on the changes in the market price of our stock, partially offset by decreases from reduced headcount as a result of our December 2012 restructuring plan.

Transaction processing costs decreased due to the impact of lower execution costs on lower volumes and the elimination of an accrual for sales tax on exchange fees, offset in part by higher clearing and settlement charges due to an increase in the number of trade tickets settled.

The decrease in other expenses was primarily driven by decreases in consulting, market data, travel and entertainment and marketing expenses.

In the second quarter of 2013, previously-recorded restructuring accruals were adjusted to reflect our current expectations.

European Operations

	Nine Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$56,400	$40,859	$15,541	38
Recurring	9,379	9,683	(304)	(3)
Other	(372)	(130)	(242)	(186)
Total revenues	65,407	50,412	14,995	30

Expenses:
Compensation and employee benefits	22,831	19,409	3,422	18
Transaction processing	14,207	11,773	2,434	21
Other expenses	16,396	16,273	123	1
Goodwill impairment	—	28,481	(28,481)	(100)
Restructuring charges	1,537	—	1,537	100
Total expenses	54,971	75,936	(20,965)	(28)
Income before income tax expense	$10,436	$(25,524)	$35,960	141

Currency translation decreased total European revenues and expenses by $1.4 million and $0.8 million, respectively, resulting in a $0.6 million decrease to pre-tax income.

European commissions and fees increased 38% while market-wide trading activity was up 5%.  Our outperformance was due primarily to the impact of investments we made in our infrastructure and our products, helping us expand our client base. This has led to increased activity from buy-side and sell-side clients using our electronic brokerage offerings including our trading algorithms and POSIT and from buy-side clients using our POSIT Alert block crossing system.

Recurring and other revenue fell due to the cancellation of OMS subscription contracts and an increase in trading errors and client trade accommodations, respectively.

Compensation and employee benefits expense increased due primarily to increased incentive-based compensation related to improved performance and increased stock-based compensation.

Transaction processing costs increased due to higher value traded, but fell as a percentage of commissions and fees due to the impact of a higher percentage of our value traded crossed in POSIT and our initiatives to reduce settlement and clearing costs.

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

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$30,452	$25,457	$4,995	20
Recurring	4,166	3,525	641	18
Other	(35)	326	(361)	(111)
Total revenues	34,583	29,308	5,275	18

Expenses:
Compensation and employee benefits	14,874	14,522	352	2
Transaction processing	8,738	7,049	1,689	24
Other expenses	12,894	12,702	192	2
Goodwill impairment	—	701	(701)	NA
Total expenses	36,506	34,974	1,532	4
Loss before income tax benefit	$(1,923)	$(5,666)	$3,743	(66)

Currency translation decreased total Asia Pacific revenues and expenses by $0.8 million and $0.7 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Asia Pacific commissions and fees increased 20% over the prior year period primarily due to strong order flow by local Asian clients and U.S. clients trading into Japan, Korea and Malaysia.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the decrease in other revenues is due to higher trading errors and client trade accommodations.

Compensation and employee benefits remained relatively flat as an increase in incentive-based compensation related to improved performance was offset by lower headcount.

Transaction processing costs increased due to the higher value of securities traded.

The slight increase in other expenses reflects the additional connectivity and market data fees related to business growth and higher rental expenses for our Hong Kong office, partially offset by a lower research and development costs.

In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading volumes.

Consolidated income tax expense

Our effective tax rate was 33.9% in the first nine months of 2013 compared to 7.8% in the first nine months of 2012.  In the first nine months of 2013, our effective tax rate was impacted by increases associated with the lack of a deduction on the restructuring charge related to closing the Israel technology research and development facility and tax charges associated with the anticipated withdrawal of capital from Israel and by a decrease associated with the recording of the full year 2012 research and experimentation credit in the first quarter of 2013. The low rate in the first nine months of 2012 was primarily attributable to the significant impairment charges in the U.S., Europe and Asia Pacific, which were either partially or fully non-deductible. The first nine months of 2012 also includes the impact of a net benefit recorded of $1.3 million following the resolution of a state tax contingency.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds and demand deposits. At September 30, 2013, unrestricted cash and cash equivalents totaled $261.6 million. Included in this amount is $104.7 million of cash and cash equivalents held by subsidiaries outside of the United States. Due to our current capital structure we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2013, we had interest-bearing security deposits totaling $32.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2011, we established a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $27.8 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net income (loss)	$21,423	$(241,406)
Adjustments to reconcile net income (loss) to operating cash flow	56,793	305,691
Effect of changes in receivables/payables from/to customers and brokers	(38,364)	(16,908)
Effect of changes in other working capital and operating assets and liabilities	7,451	(27,822)
Net cash provided by operating activities	$47,303	$19,555

The positive cash flow from operating activities during the first nine months of 2013 was driven by the combination of our net income and operating cash flow adjustments, and the net change in other working capital components, including an increase in accrued research payables under client commission arrangements. These increases were offset in part by an increase in cash used in settlement activities, a substantial portion of which was financed by an increase in short-term bank loans of $30.3 million.

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

Investing Activities

Net cash used in investing activities during the first nine months of 2013 of $47.4 million includes $22.2 million related to the build-out of our new headquarters in lower Manhattan, as well as investments in computer hardware, software and software development projects.

Financing Activities

Net cash provided by financing activities of $17.0 million primarily reflects our short-term bank borrowings from overdraft facilities to support our international clearing requirements and $20.6 million of borrowings under a long-term facility to finance the build-out of our new headquarters, offset by repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt.

On August 10, 2012, Group entered into a $25.0 million master lease facility with BMO to finance equipment and construction expenditures related to the build-out of our new headquarters in lower Manhattan.  The facility contained an initial interim funding agreement which was succeeded by a capital lease. During the first nine months of 2013, we borrowed $20.6 million under the BMO facility following borrowings of $0.6 million in 2012.

Under the terms of the interim funding agreement, Group was reimbursed for expenditures made during an interim funding period which ended on July 29, 2013 (“Interim Funding Period”).  Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period were paid monthly at an annual rate of 2.25% plus the 30-day LIBOR.  On July 29, 2013, the $21.2 million of interim borrowings were converted to a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Group may purchase the underlying equipment for $1.

During the first nine months of 2013, we repurchased 2.1 million shares of our common stock at a cost of $27.7 million, which was funded from our available cash resources. Of these shares, 1.8 million were purchased under our Board of Directors’ authorization for a total cost of $24.0 million (average cost of $13.38 per share). An additional 0.3 million shares repurchased (for $3.7 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2013, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 3.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

Our net capital balances and the amounts in excess of required net capital at September 30, 2013 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$102.2	$101.2
AlterNet	5.3	5.1
ITG Derivatives	4.7	3.7

As of September 30, 2013, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers and brokers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements, and $0.4 million under agreements for PAIBs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The regulatory capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of September 30, 2013, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$43.6	$43.1
European Operations
Europe	56.2	24.7
Asia Pacific Operations
Australia	12.2	6.1
Hong Kong	29.4	15.8
Singapore	0.4	0.2

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

As of September 30, 2013, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

Item 4. Controls and Procedures

a)            Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act and this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first nine months of 2013, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2013
To: January 31, 2013	—	$—	—	1,452,640

From: February 1, 2013
To: February 28, 2013	640,978	11.92	348,100	1,104,540

From: March 1, 2013
To: March 31, 2013	403,945	12.19	400,000	704,540

From: April 1, 2013
To: April 30, 2013	—	—	—	704,540

From: May 1, 2013
To: May 31, 2013	430,000	12.94	430,000	4,274,500

From: June 1, 2013
To: June 30, 2013	248,945	13.96	245,000	4,029,540

From: July 1, 2013
To: July 31, 2013	818	14.87	—	4,029,540

From: August 1, 2013
To: August 31, 2013	70,418	15.86	64,922	3,964,618

From: September 1, 2013
To: September 30, 2013	305,078	16.49	305,078	3,659,540
Total	2,100,182	$13.20	1,793,100

(a) This column includes the acquisition of 303,137 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

In October 2011, our Board of Directors authorized the repurchase of 4.0 million shares. In May 2013, our Board of Directors authorized the repurchase of an additional 4.0 million shares.  Neither of these authorizations has an expiration date.

During the first nine months of 2013, we repurchased 2.1 million shares of our common stock at a cost of $27.7 million, which was funded from our available cash resources. Of these shares, 1.8 million were purchased under our Board of Directors’ authorization for a total cost of $24.0 million (average cost of $13.38 per share). An additional 0.3 million shares repurchased (for $3.7 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2013, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 3.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)                      EXHIBITS

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant