Form 10-K
period 2013-12-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2014-03-17
CIK 920424

Use these links to rapidly review the document
2013 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32722

INVESTMENT TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	95-2848406 (IRS Employer Identification No.)
165 Broadway, New York, New York (Address of principal executive offices)	10006 (Zip Code)
(212) 588-4000 (Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Common Stock, $0.01 par value (Title of class)	New York Stock Exchange (Name of exchange on which registered)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2013: $506,073,889	Number of shares outstanding of the Registrant's Class of common stock at February 19, 2014: 35,839,452

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2014 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2013 FORM 10-K ANNUAL REPORT

        Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Algorithms, ITG List-Based Algorithms, ITG Net, ITG Single-Stock Algorithms, ITG TCA, POSIT, POSIT Alert, POSIT Marketplace, Triton and MATCH Now are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives and ITG Smart Router are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

        Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers' trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired, our ability to attract and retain talented employees and our ability to achieve cost savings from our cost reduction plans.

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

ii

PART I

Item 1.    Business

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

        ITG's business is organized into four reportable operating segments (see Note 22, Segment Reporting, to the consolidated financial statements):

  •
  U.S. Operations

  •
  Canadian Operations

  •
  European Operations and

  •
  Asia Pacific Operations

        These four operating segments offer a wide range of solutions for asset managers and broker-dealers in the areas of electronic brokerage; research, sales and trading; platforms and analytics. These offerings include trade execution services and solutions for portfolio management, as well as investment research, pre-trade analytics and post-trade analytics and processing, summarized below.

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

POSIT

        POSIT was launched in 1987 as a point-in-time electronic crossing network. Today, POSIT operates as an Alternative Trading System ("ATS"), providing anonymous continuous and scheduled crossing of non-displayed (or dark) equity orders and price improvement opportunities within the National Best Bid and Offer ("NBBO").

        POSIT Alert is a buy-side-only block crossing mechanism within POSIT. POSIT Alert scans uncommitted shares from participating clients. When a crossing opportunity is detected, POSIT Alert notifies the relevant users that a matching opportunity exists.

        POSIT Marketplace provides access to POSIT liquidity, the dark pools of other ATSs, and certain exchange hidden order types. POSIT Marketplace is a dark pool aggregator that provides clients with access to a large range of non-displayed liquidity destinations. POSIT Marketplace uses advanced quantitative techniques in an effort to protect clients from gaming and to interact with quality liquidity.

ITG Derivatives

        ITG Derivatives provides electronic listed futures and options trading, including algorithmic trading and direct market access. ITG Derivatives offers advanced options features for traders employing volatility-neutral or delta-neutral strategies and also provides low-latency application programming interfaces.

Commission Management Services

        ITG offers guidance, administration, and consolidation of client commission arrangements across a wide range of our clients' preferred brokerage and research providers through ITG Commission Manager, a robust, multi-asset, web-based commission management portal.

Securities Lending Services

        Through stock borrow and stock loan transactions, ITG facilitates shortened or extended settlement periods to help clients meet their internal cash flow needs. ITG also locates and borrows securities for clients to accommodate short sales and reduce fails.

Research, Sales & Trading

ITG Investment Research

        ITG provides differentiated, unbiased, data-driven equity research through its ITG Investment Research subsidiary. This offering has expanded ITG's client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts. Through the use of innovative data mining and analysis and exclusive data partnerships, as well as detailed analysis of energy asset plays, ITG Investment Research identifies key metrics that may influence a company's future performance. ITG Investment Research currently provides research on more than 300 companies.

ITG Market Research

        ITG Market Research offers market research capabilities to corporate clients within the healthcare, telecom and energy industries. The healthcare market research practice combines survey results with proprietary empirical data to deliver innovative syndicated and custom reporting capabilities. The telecom research practice triangulates multiple data sources to provide insights into the mobile handset market in North America. We also provide our syndicated energy research product to, and perform custom analyses for, corporations in the oil and gas industry.

High-Touch Trading

        ITG provides high-touch sales trading and portfolio trading for institutional clients. ITG's high-touch trading desk is staffed with experienced trading professionals who provide ITG clients with execution expertise and also convey trading ideas based on ITG investment research.

Platforms

Execution Management and Order Management

        ITG EMSs are designed to meet the needs of disparate trading styles. Triton is ITG's award-winning, multi-asset and broker-neutral EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global list-based and single-stock trading, as well as futures and options capabilities. Triton Derivatives is a broker-neutral, direct-access EMS that provides traders with access to scalable, low-latency, multi-asset trading opportunities.

        ITG OMS combines portfolio management, compliance functionality (ITG Compliance Monitoring System), trading and post-trade processing (ITG Trade Operations Outsourcing), and a fully integrated and supported financial services communications network (ITG Net) with a consolidated, outsourced service for global trade matching and settlement (ITG Trade Operations Outsourcing) that provides connectivity to the industry's post-trade utilities, as well as support for multiple, flexible settlement communications methods and a real-time process monitor.

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

ITG Single Ticket Clearing

        ITG's commitment to best execution platforms also extends to broker-neutral operational services to help ensure that trades clear and settle efficiently, and to significantly lower the transaction costs associated with trade tickets. ITG Single Ticket Clearing is a broker-neutral service that aggregates executions across multiple destinations for settlement purposes. ITG Single Ticket Clearing helps reduce the number of trade tickets and resulting charges imposed by custodians, reducing the costs of trade processing due to market fragmentation.

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

        ITG Transaction Cost Analysis ("TCA") offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. ITG TCA assesses trading performance and implicit costs under various market conditions so users can adjust strategies and potentially reduce costs and boost investment performance. ITG TCA is also available for foreign exchange (ITG TCA for FX).

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

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago, Los Angeles and San Francisco offices in the U.S., ITG has additional offices in Canada in Toronto and Calgary. In Europe, ITG has offices in London, Dublin and Paris. In the Asia Pacific region, ITG has offices in Sydney, Melbourne, Hong Kong and Singapore. Local representation in regional markets provides an important competitive advantage for ITG. ITG also provides electronic and high-touch trading for Latin American equities from its New York headquarters, including algorithms for Brazil, Mexico and Chile, and direct market access into Colombia and Peru.

Canadian Operations

        ITG Canada was founded in 2000 and ranks in the Top 10 investment dealers in Canada. ITG Canada provides electronic brokerage services, including ITG Algorithms, ITG Smart Router and MATCH Now, as well as high-touch agency execution and portfolio trading services. In addition, ITG Canada provides Triton, Triton Derivatives, connectivity services, ITG Single Ticket Clearing, ITG Portfolio Optimization System, ITG Smart Trading Analytics, ITG TCA and investment research services. ITG Canada also engages in principal trading activities. ITG Canada's customers primarily consist of asset and investment managers, broker-dealers and hedge funds.

        In July 2007, ITG Canada launched MATCH Now, an alternative marketplace for Canadian-listed equities, operated by ITG's wholly-owned subsidiary, TriAct Canada Marketplace LP ("TriAct"). MATCH Now is a leading anonymous crossing system in Canada, offering continuous execution opportunities within a fully confidential non-displayed book at the mid-point of the Canadian NBBO.

European Operations

        ITG Europe was established as a broker-dealer in 1998. Today, ITG Europe focuses on trading European, Middle Eastern and African equities as well as providing ITG's technologies to its clients. ITG Europe provides electronic brokerage services including ITG Algorithms, ITG Smart Router, and the POSIT suite, as well as high-touch agency execution services, portfolio trading services and commission management services. ITG Europe also provides ITG OMS, Triton, connectivity services, ITG Single Ticket Clearing, ITG TCA, ITG Alpha Capture Reporting, ITG Smart Trading Analytics and ITG Portfolio Fair Value Service.

Asia Pacific Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australia and New Zealand equities. ITG provides institutional investors with a range of ITG's products and services including trade execution, trade execution management through Triton, connectivity services and pre- and post-trade analysis through ITG TCA and ITG Smart Trading Analytics. Trade execution services include electronic brokerage products such as ITG Algorithms and the POSIT suite, and high-touch agency trading.

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

  Singapore

        In 2010, ITG Singapore Pte Limited ("ITG Singapore") obtained a Capital Markets Services License from the Monetary Authority of Singapore ("MAS"). ITG Singapore provides institutional investors in Singapore with a range of ITG's products and services including trade execution management through Triton and trading analysis through ITG TCA and ITG Smart Trading Analytics.

Competition

        The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our full suite of products does not directly compete with a particular firm; however, individual products compete with various firms and consortia:

  •
  Our trading analytics compete with offerings from several sell-side-affiliated and independent companies.

  •
  POSIT competes with various national and regional securities exchanges, ATSs, Electronic Communication Networks, Multilateral Trading Facilities ("MTFs"), and systematic internalizers for trade execution services. These venues have proliferated in recent years.

  •
  Our EMSs, OMS and connectivity services compete with offerings from independent vendors, agency-only firms and other sell-side firms.

  •
  Our algorithmic and smart routing products, as well as our high-touch agency execution and portfolio trading services, compete with agency-only and other sell-side firms.

  •
  Our ITG Investment Research offering competes with the research divisions of large and regional investment banks and brokerages as well as a number of independent research firms.

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

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, The NASDAQ Stock Market ("NASDAQ"), New York Stock Exchange, NYSE Arca, Inc. ("ARCA"), NYSE MKT LLC ("NYSE MKT"), BATS Y-Exchange, Inc. ("BYX"), BATS Z-Exchange, Inc. ("BZX"), Chicago Board Options Exchange ("CBOE"), Chicago Stock Exchange Inc., EDGA Exchange, Inc. ("EDGA"), EDGX Exchange, Inc. ("EDGX"), NASDAQ OMX BX, Inc. ("NASDAQ BX"), NASDAQ OMX PHLX, Inc. ("NASDAQ OMX PHLX"), National Stock Exchange, National Futures Association ("NFA"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

  •
  ITG Derivatives is a U.S. broker-dealer registered with the SEC, FINRA, NYSE MKT, ARCA, BYX, BZX, BOX Options Exchange LLC, EDGA, EDGX, CBOE, C2 Options Exchange Incorporated, International Securities Exchange, NASDAQ, NASDAQ BX, NASDAQ OMX PHLX, Commodities and Futures Trading Commission ("CFTC"), Miami International Securities Exchange, Topaz Exchange LLC, the NFA and 28 states.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA, NASDAQ, EDGA, EDGX and 14 states.

  •
  ITG Canada is a Canadian broker-dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada ("IIROC"), the OSC, the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission, British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. ITG Canada is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec. ITG Canada is a member of the Toronto Stock Exchange ("TSX"), TSX Venture Exchange, the Canadian National Stock Exchange and the Montreal Exchange. TriAct operates MATCH Now, an ATS under National Instrument 21-101, and is registered as an investment dealer with IIROC, the OSC and the Alberta Securities Commission.

  •
  Our European operations include ITG Ventures Limited, ITG Europe and its wholly-owned subsidiary Investment Technology Group Europe Limited ("ITGEL"). ITG Europe and ITGEL are authorized and regulated by the Central Bank of Ireland under the European Communities (Markets in Financial Instruments) Regulations 2007. ITG Europe is a member of the main national European exchanges, including the London Stock Exchange, Deutsche Börse and

    Euronext, as well as most of the European-domiciled MTFs. It also operates the POSIT crossing system in Europe as a MTF under the Markets in Financial Instruments Directive ("MiFID"). ITGEL's London Branch is registered with the Prudential Regulation Authority and the Financial Conduct Authority and ITGEL's Paris branch is registered with the Banque de France.

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

  •
  ITG Singapore is a holder of a Capital Markets Services License from the MAS, with the MAS acting as its principal regulator.

        Broker-dealers are subject to regulations covering all aspects of the securities trading business, including sales methods, trade practices, investment research distribution, use and safekeeping of clients' funds and securities, capital structure, record keeping and conduct of directors, officers and employees. Additional legislation or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker-dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings or commence judicial actions, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its directors, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of investors and the securities markets, rather than the protection of creditors and stockholders of broker-dealers.

        ITG Inc., AlterNet, and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITG Europe and ITGEL are required to be members of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund which provides compensation to retail investors in the event of a default by a regulated financial institution. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by ASIC. In the past twelve months, no such requests have been made of ITG Australia.

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

        ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000, and in the case of ITG Derivatives, $1 million, which is due to the fact that ITG Derivatives is a registered Futures Commission Merchant pursuant to CFTC Regulation 1.17.

        For further information on our net capital position, see Note 17, Net Capital Requirement, to the consolidated financial statements.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development efforts include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency.

        The amounts expensed for research and development costs for the years ended December 31, 2013, 2012 and 2011 are estimated at $40.9 million, $44.6 million and $47.5 million, respectively.

Intellectual Property

        Patents and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position.

        We own a portfolio of patents that principally relate to financial services. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. We also own and maintain a portfolio of trademarks. The extent and duration of trademark rights are dependent upon national laws and use of the trademarks.

        While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position is heavily dependent on patent or trademark protection or that our operations are dependent upon any single patent or group of related patents.

        It is our practice to enter into confidentiality and intellectual property ownership agreements with our clients, employees, independent contractors and business partners, and to control access to, and distribution of, our intellectual property.

Clients

        For the years ended December 31, 2013, 2012 and 2011, no single client accounted for more than 5% of our consolidated revenue.

Employees

        On December 31, 2013, the Company employed 1,001 staff globally, of whom 716, 83, 100 and 102 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Website and Availability of Public Reports

        Our website can be found at http://www.itg.com. The investor relations sector can be found at investor.itg.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, together with any amendments to those reports, are available without charge on our website at http://investor.itg.com. We make this information available on our website as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. You may also obtain copies of our reports without charge by writing to: ITG, One Liberty Plaza, 165 Broadway, New York, NY 10006, Attn: Investor Relations.

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

        Declines in the trading activity of active fund managers generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities' price declines adversely affect our non-North American trading commissions, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Over the past several years, global trading activity has declined significantly and may continue to do so. Increased risk aversion brought about by the impact of the financial crisis of 2008, ongoing concerns over sovereign debt levels and increased demand for passive investments such as index funds and exchange-traded funds (ETFs) has resulted in a significant flow of funds out of actively-managed equity funds, thereby curtailing their trading activity, which has weighed heavily on our buy-side trading volumes and the use of our higher value services. While there is a historical correlation between recovering share prices and the flow of money back into equity funds, there is uncertainty as to when a real, sustainable recovery in institutional equity activity will materialize, as well as the extent to which it will recover.

Decreases in our commission rates and other transactional revenues could adversely affect our operating results.

        Commission rates on institutional trading activity have declined historically and we anticipate a continuation of the competitive pricing environment for the foreseeable future. In addition, reduced activity from our active fund manager clients has resulted in a shift in the mix of our business to include an increased portion from higher-turnover lower-rate clients, particularly sell-side firms. A decline in commission rates or revenue capture from future mix shifts or from rate reductions within client segments could materially reduce our margins and harm our financial condition and operating results.

Our fixed costs may result in reduced profitability or losses.

        We incur significant operating and capital expenditures to support our business that do not vary directly, at least in the short term, with fluctuations in executed transaction volumes or revenues. In addition, changes in market practices have required us, and may require us in the future, to invest in additional infrastructure to increase capacity levels without a corresponding increase in revenues. To ensure that we have the capacity to process projected increases in trade orders and executed transaction volumes, we have historically made substantial infrastructure investments in advance of such projected increases, including during periods of low revenues. We have also made substantial investments in our research products to attract additional trade flows from our buy-side clients. In the event of reductions in trade executions and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. If the growth in executed volumes does not occur or we are not able to successfully implement and monetize our investments, including by failing to accurately forecast the demand for new products, effectively deploy new products or decommission legacy products, the expenses related to such investments could cause reduced profitability or losses.

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

Failure to keep up with rapid changes in technology while continuing to seek to provide leading products and services to our customers could negatively impact our results of operations.

        The institutional brokerage industry is subject to rapid technological change and evolving industry standards. Our customers' demands become greater and more sophisticated as the dissemination of products and information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies, innovate in a timely and cost-effective manner and adapt to technological advancements and changing standards, we may be unable to compete effectively, which could have a material adverse effect on our business. Many of our competitors have significantly greater resources than we do to fund such technological advances. Moreover, the development of technology-based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Budgetary constraints on funding new product initiatives related to our core business or strategic initiatives in the current environment, significant delays in new product releases, failure to meet key deadlines, or significant problems in creating new products could negatively impact our revenues and profits.

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

        Our business relies on the secure storage, processing and transmission of data, including our clients' confidential data, in our internal systems and through our vendor networks and communications infrastructure. Third parties who are able to breach or disrupt our or our vendors' security systems may be able to cause system damage or failures or perform unauthorized trading that could result in significant losses. There is no guarantee that our systems can prevent all unauthorized access or that our third party vendors will be able to secure their networks and systems. If our or one of our vendors' security is breached and unauthorized access is obtained to the confidential information of our clients, it could cause us reputational harm and our clients may then reduce or cease their use of our services, which would adversely impact our results of operations.

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

        We depend on a number of third parties to supply elements of our trading systems, computers, market and research data, data centers, FIX connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these providers will be willing or able to continue to provide these services in an efficient and cost-effective manner or to meet our evolving needs. Moreover, we are dependent on our communications network providers for interconnectivity with our clients, markets and clearing agents to service our customers and operate effectively. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our customers, and our business, financial condition and our operating results could be materially harmed.

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

        We are exposed to credit risk from third parties that owe us money, securities or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, client trading errors which they are unable to cover may cause us to incur financial losses. Volatile securities markets, credit markets and regulatory changes may increase our exposure to our customers' credit profiles, which could adversely affect our financial condition and operating results. While our broker-dealer subsidiaries that are not self-clearing have clearing agreements with their clearing agents who review the credit risk of trading counterparties, we have no assurances that those reviews or our own are adequate to provide sufficient protection from this risk.

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

We incur limited principal trading risk in our Canadian Operations.

        A limited portion of our revenues is derived from principal trading in our Canadian Operations, including arbitrage trading and the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies. As a result of this trading, we may incur losses relating to the purchase or sale of securities for our own account. Although we attempt to close out all of our positions by the end of the day, we bear the risk of market fluctuations and we may incur losses due to changes in the prices of such securities. Any principal gains or losses resulting from these positions could have a disproportionate effect, positive or negative, on our revenues and profits, and could also result in reputational damage.

Our Canadian market making activities expose us to the risk of significant losses.

        ITG Canada is registered as a market maker in a limited number of ETFs and inter-listed stocks. In our role as a market maker, we are required to maintain active bids and offers that may be executed against, resulting in inventory positions that subject us to market risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

        We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, technological, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including, for example, losses resulting from trading errors, customer defaults, fraud and money laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure.

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

        Global client coverage is a key component of our business plan. We have invested significant resources in our foreign operations and the globalization of our products and services. However, there are certain risks inherent in the operation of our business outside of the U.S., including, but not limited to, additional regulatory capital requirements, less developed technology and infrastructure, and higher costs for infrastructure. These risks may limit our ability to provide services to clients in certain markets. There also may be difficult processes for obtaining regulatory approvals. This could result in delays in our global business plans, difficulties in staffing foreign operations and adapting our products to foreign markets, practices and languages, exchange rate risks and the need to meet foreign regulatory requirements. Each of these could force us to alter our operational plans and this may adversely impact our strategy.

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2013	2012	2011
Largest customer	2.4%	2.4%	2.9%
Second largest customer	2.1%	2.1%	2.0%
Third largest customer	1.8%	1.9%	1.7%
Ten largest customers	16.8%	14.9%	15.4%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

        We currently operate POSIT in the U.S. under Regulation ATS, our European operations are subject to MiFID and we must comply with the requirements of the U.S. PATRIOT Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker-dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensure of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we expand our business, we may be exposed to increased and different types of regulatory requirements.

        We are subject to, and in the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The current U.S. administration and other members of the U.S. federal government and other governments outside of the United States have implemented new regulatory requirements for the financial services industry and have indicated that there may be more to come. These newly implemented rules could cause us to expend more significant compliance, business and technology resources, and create additional regulatory exposure. In addition, we cannot predict the extent to which any future regulatory changes would affect our business.

        Securities Exchange Act Rule 13h-1 ("Large Trader Rule") partially went into effect on November 30, 2012 and is scheduled for full implementation on November 1, 2015. The Large Trader Rule imposes new filing requirements on market participants that conduct substantial trading activity in exchange-listed securities, and new record keeping, reporting, and monitoring requirements on broker-dealers. Furthermore, in June 2012, the SEC approved the Plan to Address Extraordinary Market Volatility (Limit Up—Limit Down Plan) and changes to the Market Wide Circuit Breakers that were proposed by national securities exchanges and FINRA in an effort to reduce volatility in the U.S. equity markets following the May 6, 2010 Flash Crash. The Limit Up—Limit Down Plan and Market Wide Circuit Breakers both commenced on April 8, 2013 and the Limit Up—Limit Down Plan was fully implemented on February 24, 2014. Moreover, the SEC adopted the Consolidated Audit Trail rule ("CAT") in July 2012, which requires SROs to establish an order trail reporting system that would enable regulators to track, within 24 hours of the trade date, information related to trading orders received and executed across the securities markets. Although approved, the reporting requirements under CAT have not yet taken effect.

        As a result of certain trading incidents over the last few years, in March 2013, the SEC proposed Regulation Systems Compliance and Integrity ("Regulation SCI") following industry roundtable discussions. This proposed rule would require SCI entities (i.e., exchanges, SROs, clearing and settlement agencies, and certain ATSs—including POSIT) to establish extensive policies, procedures, and/or controls to ensure the capacity, stability, integrity, and resiliency of their trading and regulatory reporting systems. Regulation SCI, among other things, would also require 30 days advanced notice of material changes to an SCI entity's systems, prompt reporting of systems issues, the establishment of geographically diverse backup capabilities, and the provision of real-time systems access to the SEC.

        In addition, new regulatory obligations have been proposed, adopted or implemented pertaining to markets outside of the United States which may have a material impact upon our business model.

  •
  In Europe, these include MiFID II which is now agreed in principle. In particular, under MiFID II, multilateral trading facilities ("MTF")—the European equivalent to an SEC registered ATS—that trade in dark cash equity orders would be required to cross such orders at the midpoint of the primary venue (where displayed orders in those securities are traded) and adhere to volume limits on dark trading. These limits would be set at 4% of all the displayed and dark regulated venue trading volume for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate. The calculations would be performed at an individual stock level over a 12 month rolling period. In the event that the relevant limit is breached, the crossing of that particular stock in the individual dark trading venue or in all such venues (as applicable depending on whether the 4% or 8% threshold is breached) would cease for the following 6 months. MiFID II provides an exception from these requirements for large sized orders, which may be crossed at any price point and without regard to the above mentioned volume limits.

    In addition, a financial transaction tax (the "European FTT") is being considered which would include at least nine of the twenty-eight members of the European Union. In addition to the impact that such tax would have on the affected securities and signatory countries, the current proposals would include an extra-territorial scope that may impact the trading activities of entities which are and trade entirely outside the European FTT zone.

  •
  With regard to Canada, in October 2013, the IIROC and the Canadian Securities Administrators implemented regulations that require certain minimum price improvement in dark liquidity pools.

  •
  Similarly, in Australia, new regulations requiring dark liquidity pools to offer meaningful price improvement over displayed market prices were implemented in May 2013. Accordingly, Australian dark pool operators are now required to provide executions at the midpoint of the current NBBO for non-displayed orders. In addition, regulations related to dark liquidity pools in Hong Kong are anticipated in 2014. Moreover, in Hong Kong, the Securities and Futures Commission ("SFC") implemented new direct market access ("DMA") and algorithmic trading requirements on January 1, 2014. These new regulations require broker-dealers to test their DMA systems, algorithms, and risk management controls and provide information and training to clients concerning the use of such trading systems on an annual basis.

        Compliance with certain of these adopted laws, rules or regulations of the various jurisdictions in which we operate could result in the loss of revenue and has caused us, and could cause us, to incur significant costs. In addition, if any new regulatory obligations are implemented, ITG and other market participants could incur significant costs to establish the appropriate processes, systems, and/or controls.

Increased regulatory scrutiny may lead to increased costs for compliance and the potential for monetary penalties, negatively impacting our profitability.

        In the recent past, there has been increased regulatory scrutiny by regulators in the areas of trading risk management controls and undisclosed trading practices, resulting in an increase in regulatory investigations and reviews. Such enhanced scrutiny could cause ITG and other market participants to incur significant costs in light of the legal and compliance resources needed to respond to such investigations and reviews, in addition to the potential for monetary penalties arising from such investigations and reviews.

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

        In the past several years, there has been a proliferation of patents applicable to the technology and financial services industries. Under current law, U.S. patent applications remain secret for 18 months and may, depending on how they are prosecuted, remain secret until the issuance of a patent. In light of these factors, it is not always possible to determine in advance whether any of our products or services may infringe the present or future patent rights of others. From time to time, we may receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend our products, customers, vendees or licensees against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time and result in costly litigation that could have a material adverse effect on us. Such claims could also result in our entering into royalty or licensing agreements with the third parties claiming infringement on terms that could have a material impact on our profitability.

Financial and operational problems with our acquisitions and strategic initiatives could have a material impact on our results of operation.

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of Majestic Research Corp. and Ross Smith Energy Group, Ltd. (together now ITG Investment Research), as well as various organic strategic initiatives. We may elect to pursue strategic acquisitions and strategic initiatives in the future. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. Similarly, strategic initiatives may be important to our business prospects and we may not be able to successfully execute such initiatives. In either case, we may have clients with whom we have established trading relationships that seek to negatively bundle our products or services without increasing the amount of revenue they pay us resulting in lost revenues and profits. If we are unable to successfully complete acquisitions and integrate the acquired businesses, suffer a material loss due to an acquired business or fail to execute strategic initiatives, we may not achieve appropriate levels of return on these significant investments, which may have a material effect on our operating results.

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

        In addition to trading errors, other employee errors or misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors or misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Such misconduct could result in losses, litigation or other material adverse effects on the Company.

Our inability to effectively manage any management structure changes could create uncertainty regarding our ability to execute our future business plans.

        We continue to review our businesses in each region to measure our performance by product or service offering. Our inability to effectively manage any management structure changes related to this undertaking could challenge our ability to execute our business plans which could materially impact our financial results.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

U.S.

        Our principal offices are located at One Liberty Plaza, in New York, New York, where we occupy approximately 132,000 square feet of office space pursuant to a lease agreement expiring in January 2029.

        We maintain a facility in Los Angeles, California where we occupy approximately 54,000 square feet of office space pursuant to a lease agreement expiring in December 2016. This facility is used primarily for technology research and development and support services.

        We have a regional office in Boston, Massachusetts where we occupy approximately 54,000 square feet of office space pursuant to a lease expiring in May 2021.

        We also have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet pursuant to a lease agreement expiring in October 2015, and in San Francisco, California where we occupy approximately 3,900 square feet pursuant to a lease agreement expiring in June 2018.

Canada

        ITG Canada has an office in Toronto where we occupy approximately 19,900 square feet of office space pursuant to a lease expiring in December 2016. We also have an office in Calgary where we occupy approximately 7,600 square feet pursuant to a lease expiring in March 2015.

Europe

        ITG Europe has offices in Dublin and London where we occupy approximately 6,200 and 12,200 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in November 2017, and the London space is leased pursuant to an agreement that expires in July 2018. ITG Europe also leases office space for its regional office in Paris, France.

Asia Pacific

        ITG Australia has offices in Melbourne and Sydney, where we occupy approximately 5,600 and 3,400 square feet of office space, respectively, pursuant to leases expiring in February 2016 and June 2017.

        ITG Hong Kong occupies approximately 7,500 square feet of office space in Hong Kong pursuant to a lease that expires in September 2015. We also lease space for our regional office in Singapore.

Item 3.    Legal Proceedings

        We are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. In addition, our broker-dealers are regularly involved in reviews, inquiries, examinations, investigations and proceedings by government agencies and self-regulatory organizations regarding our business, which may result in judgments, settlements, fines, penalties, injunctions or other relief. Although there can be no assurances, at this time, the Company believes, based on information currently available, that the outcome of any such proceeding, review, inquiry, examination and investigation will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

        Our common stock trades on the NYSE under the symbol "ITG".

        The following table sets forth, for the periods indicated, the range of the intra-day high and low sales prices of our common stock as reported on the NYSE.

	High	Low
2012:
First Quarter	12.36	10.26
Second Quarter	11.95	8.27
Third Quarter	9.46	7.43
Fourth Quarter	9.82	7.75
2013:
First Quarter	12.81	9.12
Second Quarter	14.64	9.82
Third Quarter	17.89	14.07
Fourth Quarter	20.87	14.66

        On February 24, 2014, the closing price per share for our common stock as reported on the NYSE was $17.16. On February 24, 2014, we believe that our common stock was held by approximately 6,279 stockholders of record or through nominees in street name accounts with brokers.

        In October 2011, our Board of Directors authorized the repurchase of 4.0 million shares. In May 2013, our Board of Directors authorized the repurchase of an additional 4.0 million shares. Neither of these authorizations has an expiration date. As of December 31, 2013, there were 3.5 million shares remaining available for repurchase under ITG's stock repurchase program. The specific timing and amount of repurchases will vary based on market conditions and other factors.

        During 2013, the Company repurchased approximately 2.4 million shares of our common stock at a cost of approximately $32.7 million, which was funded from our available cash resources. Of these shares, approximately 2.0 million were purchased under our Board of Directors' authorization for a total cost of $28.2 million (average cost of $14.05 per share). An additional 0.4 million shares ($4.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        The following table sets forth our stock repurchase activity during 2013, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Repurchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2013
To: January 31, 2013	—	—	—	1,452,640
From: February 1, 2013
To: February 28, 2013	640,978	11.92	348,100	1,104,540
From: March 1, 2013
To: March 31, 2013	400,000	12.19	400,000	704,540
From: April 1, 2013
To: April 30, 2013	—	—	—	704,540
From: May 1, 2013
To: May 31, 2013	430,000	12.94	430,000	4,274,500
From: June 1, 2013
To: June 30, 2013	248,945	13.96	245,000	4,029,540
From: July 1, 2013
To: July 31, 2013	818	14.87	—	4,029,540
From: August 1, 2013
To: August 31, 2013	70,418	15.86	64,922	3,964,618
From: September 1, 2013
To: September 30, 2013	305,078	16.49	305,078	3,659,540
From: October 1, 2013
To: October 31, 2013	37,146	16.15	—	3,659,540
From: November 1, 2013
To: November 30, 2013	6,502	17.43	—	3,659,540
From: December 1, 2013
To: December 31, 2013	217,366	19.65	212,100	3,447,400

Total	2,357,251	13.87	2,005,200

(a)
This column includes the acquisition of 352,051 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

        We have not paid a cash dividend to stockholders during any period of time covered by this report. Our current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we are not currently paying cash dividends on common stock.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2013.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Income data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five-year period ended December 31, 2013, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data: ($ in thousands, except per share amounts)
Total revenues	$530,801	$504,436	$572,037	$570,754	$633,069
Total expenses	487,746	774,891	778,665	521,421	556,618

Income (loss) before income tax expense (benefit)	43,055	(270,455)	(206,628)	49,333	76,451
Income tax expense (benefit)	11,970	(22,596)	(26,839)	25,353	33,617

Net income (loss)	$31,085	$(247,859)	$(179,789)	$23,980	$42,834
Basic earnings (loss) per share	$0.84	$(6.45)	$(4.42)	$0.56	$0.98

Diluted earnings (loss) per share	$0.82	$(6.45)	$(4.42)	$0.55	$0.97

Basic weighted average number of common shares outstanding (in millions)	36.8	38.4	40.7	42.8	43.5
Diluted weighted average number of common shares outstanding (in millions)	38.1	38.4	40.7	43.5	44.0
Consolidated Statements of Financial Condition Data: ($ in thousands)
Total assets	$2,209,887	$2,196,759	$2,178,069	$2,530,853	$1,703,103
Cash and cash equivalents	$261,897	$245,875	$284,188	$317,010	$330,879
Short-term bank loans	$73,539	$22,154	$1,606	$—	$—
Term debt	$30,332	$19,272	$23,997	$—	$46,900
Total stockholders' equity	$417,432	$409,770	$671,114	$870,068	$867,700

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

        Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 22, Segment Reporting, to the

consolidated financial statements). Our four operating segments provide the following types of products and services:

  •
  Electronic Brokerage—includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

  •
  Research, Sales and Trading—includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

  •
  Platforms—includes trade order and execution management software applications in addition to network connectivity

  •
  Analytics—includes (a) tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

  Sources of Revenues

        Revenues from our products and services are generated from commissions and fees, recurring (subscriptions) and other sources.

        Commissions and fees are derived primarily from (i) commissions charged for trade execution services (including those to compensate for research services), (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer ("NBBO") and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and alternative trading systems ("ATSs") whose trading products are made available to our clients on our order management system ("OMS") and execution management system ("EMS") applications in addition to commission sharing arrangements for our ITG Single Ticket Clearing Service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors' products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

        Other revenues include: (i) income from principal trading in Canada, including arbitrage trading, (ii) the net spread on foreign exchange transactions executed to facilitate equity trades by clients in different currencies, (iii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iv) non-recurring consulting services, such as one-time implementation and customer training related activities, (v) investment and interest income, (vi) interest income on securities borrowed in connection with customers' settlement activities and (vii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

  Expenses

        Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, including cash and deferred share-based awards, as well as employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred share-based awards. Only the cash portion, which represents a lesser portion of our total compensation costs, is expensed in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period-to-period based on revenue levels.

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

        Reconciliations of adjusted expenses and adjusted net income to expenses and net income (loss) and related per share amounts as determined in accordance with U.S. GAAP for the years ended December 31, 2013, 2012 and 2011 are provided below.

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2013:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$487,746	$302,349	$63,553	$73,686	$48,158
Less:
Restructuring charges (1)	75	1,264	348	(1,537)	—
Duplicate rent expense (2)	(2,568)	(2,568)	—	—	—
Office move (3)	(3,910)	(3,910)	—	—	—

Adjusted expenses	$481,343	$297,135	$63,901	$72,149	$48,158

U.S. income tax expense	$11,970
Net effect of adjustments (1)	405

Adjusted income tax expense	$12,375

U.S. GAAP net income	$31,085
Net effect of adjustments	5,998

Adjusted net income	$37,083

U.S. GAAP diluted loss per share	$0.82
Net effect of adjustments	0.15

Adjusted diluted earnings per share	$0.97

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2012:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$774,891	$569,480	$66,516	$91,616	$47,279
Less:
Goodwill and other asset impairment charge (4)	274,285	245,103	—	28,481	701
Restructuring charges (1)	9,499	6,798	1,145	615	941
Duplicate rent expense (2)	1,378	1,378	—	—	—

Adjusted expenses	$489,729	$316,201	$65,371	$62,520	$45,637

U.S. GAAP net loss	$(247,859)
Net effect of adjustments	256,034

Adjusted net income	$8,175

U.S. GAAP diluted loss per share	$(6.45)
Net effect of adjustments	6.66

Adjusted diluted earnings per share	$0.21

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2011:		U.S.	Canada	Europe	Asia Pacific
U.S. GAAP expenses	$778,665	$597,858	$65,515	$68,407	$46,885
Less:
Goodwill and other asset impairment charge (4)	229,317	229,317	—	—	—
Restructuring charges (1)	24,432	22,471	685	962	314
Acquisition-related costs (5)	2,523	2,523	—	—	—

Adjusted expenses	$522,393	$343,547	$64,830	$67,445	$46,571

U.S. GAAP net loss	$(179,789)
Net effect of adjustments	208,375

Adjusted net income	$28,586

U.S. GAAP diluted loss per share	$(4.42)
Net effect of adjustments	5.11

Adjusted diluted earnings per share	$0.69

(1)
In the second quarter of 2013, we incurred a $1.6 million charge to implement a restructuring plan to close our technology research and development facility in Israel and migrate that function to an outsourced-service-provider model effective January 1, 2014. This plan primarily focused on reducing costs by limiting our geographic footprint while maintaining the necessary technological expertise via a consulting arrangement. This restructuring plan triggered the recognition of a tax charge of $1.6 million in the second quarter of 2013 associated with the anticipated withdrawal of capital from Israel. We also reduced previously-recorded 2012 and 2011 restructuring accruals of $1.6 million to reflect the sub-lease of previously-vacated office space and certain legal and other employee-related charges deemed unnecessary. During the fourth quarter of 2012, we incurred a $9.5 million charge to implement a restructuring plan to reduce operating costs by reducing workforce, market data and other general and administrative costs across our businesses. The charge consisted entirely of employee separation costs. In 2011, we implemented a restructuring plan to improve margins and enhance shareholder returns primarily focused on reducing employment, consulting and infrastructure costs. The 2011 cost reduction plan resulted in a restructuring charge totaling $24.4 million, including $17.7 million recorded in the second quarter of 2011 and $6.8 million recorded in the fourth quarter of 2011. These costs included employee separation and related costs of $19.2 million and lease consolidation costs of $5.2 million.

(2)
During the fourth quarter of 2012, we began to build out and ready our new lower Manhattan headquarters while continuing to occupy our then-existing headquarters in midtown Manhattan and as a result incurred duplicate rent charges through June 2013.

(3)
In the second quarter of 2013, we moved into our new headquarters and incurred a non-operating charge, which included a reserve for the remaining lease obligation for the previous midtown Manhattan headquarters.

(4)
In the second quarter of 2011, goodwill with a carrying value of $470.1 million in the U.S. Operations reporting segment was deemed impaired and its fair value was determined to be $245.1 million, resulting in an impairment charge of $225.0 million. In the second quarter of 2012, the remaining balance in the U.S. Operations and Europe Operations reporting segments of $274.3 million was deemed impaired and its fair value was determined to be zero, resulting in a full impairment charge. During the fourth quarter of 2011, we determined that the carrying value of our investment in Disclosure Insight, Inc. was fully impaired, resulting in a write-off of $4.3 million.

(5)
During the second quarter of 2011, we acquired Ross Smith Energy Group Ltd., a Calgary-based independent provider of research on the oil and gas industry. In connection with the acquisition, we incurred acquisition-related costs, including legal fees, contract settlement costs and other professional fees.

Executive Summary for the Year Ended December 31, 2013

Consolidated Overview

        Our profitability in 2013 improved sharply over 2012 as we realized the benefits of targeted investments in our international capabilities and we improved our operating efficiency through a more detailed focus on our cost structure. This occurred against the backdrop of a mixed global trading environment. While market-wide trading activity was generally higher across major European and Asia Pacific markets compared to 2012, market volumes in North America were lower.

        The investments we made in our infrastructure and in our product capabilities, including global POSIT Alert, helped drive record European revenues and profitability in 2013. Our growth in Europe significantly outpaced the growth in market-wide trading. As of the end of 2013, POSIT was the third largest dark pool in Europe representing more than 12% of total European dark trading, up from less than 5% in early 2011.

        Conversely, business conditions in North America were far from optimal as cash equity volumes in the U.S. were lower for a fourth consecutive year. While there has been some redirection of fixed income assets into international equity funds, to date we have not yet seen the large scale rotation out of fixed income investments into domestic equities that would be expected in an environment where equity valuations attained numerous record highs. Domestic equity funds saw net inflows of $23 billion in 2013 (according to the Investment Company Institute), capturing a small share of the $83 billion in net outflows from fixed income funds and reversing little of the historic net outflows of $156 billion in 2012. In spite of this, our U.S. results improved significantly over 2012 due to a sharper focus on operating efficiency.

        On a U.S. GAAP basis, our net income for 2013 was $31.1 million or $0.82 per diluted share compared to a net loss of $247.9 million, or ($6.45) per diluted share for 2012. Adjusted net income in 2013 (see Non-GAAP financial measures) was up more than 350% to $37.1 million, or $0.97 per diluted share. Gains in Europe and Asia Pacific drove consolidated revenues to $530.8 million, or 5% over 2012. Our focus on managing costs enabled us to reduce overall expenses even as we incurred incremental variable costs associated with our revenue growth. Expenses on a U.S. GAAP and adjusted basis were down 37% and 2%, respectively compared to 2012.

        Given the continued uncertainty surrounding the equity trading environment in the foreseeable future, we will continue to look for efficiencies in our business model while we selectively invest in initiatives to grow our business. The measures we have taken to expand our international capabilities and to build further operating leverage into our business model has improved our competitive position relative to other agency brokers and positions us well for the global environment.

Segment Discussions

        Our U.S. average daily executed volume during 2013 was 168.1 million shares per day, down 7% versus 2012 compared with the 5% decline in the overall combined average daily market volume of NYSE- and NASDAQ-listed securities during the same period. Despite the lower volume, our U.S. commissions and fees were flat as we mitigated the impact of the challenging volume environment with continued improvements in our average revenue per share through increased use of our POSIT Alert block crossing system as well as through more clients paying for research through trading at a higher bundled rate. Our average U.S. revenue per share rose to 47 mils in 2013, up from 44 mils in 2012. This rate improvement was achieved without a change in the proportion of lower rate sell-side volume, which held steady for the year at approximately 50%. We are also continuing to focus on expense management in the U.S. to enhance profitability, with total U.S. GAAP and adjusted expenses (see Non-GAAP financial measures) down 47% and 6%, respectively compared to 2012.

        Average daily trading volumes on all Canadian markets were down 4% amid persistently difficult market conditions. Commissions and fees in Canada declined 7% compared to 2012, driven by declines in average daily volumes and rates from clients using our high-touch desk trading services, as well as unfavorable currency translation.

        In Europe, institutional asset managers returned to invest in the European equity market. Pan European market-wide trading activity was up 9% over 2012 according to BATS. Our growth in European commissions and fees during 2013 of 46% significantly outpaced the improvement in the environment due to investments in our local infrastructure and our global product suite as well as our efforts to diversify our client base and grow liquidity in POSIT. Average daily value executed in POSIT was up almost 80%, while the average daily value traded in POSIT Alert jumped almost 250%. Our record revenues coupled with improved margins from a higher crossing rate in POSIT and our efforts to reduce settlement and clearing costs significantly improved our reported results in the region.

        In the Asia Pacific region, market conditions improved due to increased investor confidence stemming from the growth momentum in developed economies and their connection to Asian export economies, as well as monetary policy easing in Japan. With the exception of Korea, growth in market-wide trading activity was seen across all key markets in the region with value traded in Japan, Hong Kong and Australia increasing 72%, 14% and 7%, respectively compared to 2012. Our regional commissions and fees increased 20% over the prior year primarily due to strong order flow by local clients and by U.S. clients trading into Japan, Korea and Hong Kong.

Capital Resource Allocation

        During 2013, we returned $28.2 million to stockholders through the repurchase of approximately 2.0 million shares at an average price of $14.05. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to shareholders depending on market conditions.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

U.S. Operations

	Year Ended December 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$231,140	$231,197	$(57)	—
Recurring	76,720	82,766	(6,046)	(7)
Other	10,176	7,416	2,760	37

Total revenues	318,036	321,379	(3,343)	(1)
Expenses:
Compensation and employee benefits	125,672	128,458	(2,786)	(2)
Transaction processing	41,995	45,225	(3,230)	(7)
Other expenses	133,231	141,354	(8,123)	(6)
Goodwill and other asset impairment	—	245,103	(245,103)	(100)
Restructuring charges	(1,264)	6,798	(8,062)	(119)
Interest expense	2,715	2,542	173	7

Total expenses	302,349	569,480	(267,131)	(47)

Income (loss) before income tax expense (benefit)	$15,687	$(248,101)	$263,788	106

        Commissions and fees remained flat as a 7% reduction in our average daily trading volumes was offset by a 7% increase in our average revenue per share to $0.0047. The increase in our average revenue per share was primarily attributable to increased use of our POSIT Alert block crossing system as well as more clients paying for research through trading at a higher bundled rate. The proportion of our average daily volume from sell-side clients remained relatively constant at 50% for both 2013 and 2012.

	Year Ended December 31,
U.S. Operations: Key Indicators *	2013	2012	Change	% Change
Total trading volume (in billions of shares)	42.4	45.4	(3.0)	(7)
Average trading volume per day (in millions of shares)	168.1	181.6	(13.5)	(7)
Average revenue per share	$0.0047	$0.0044	$0.0003	7
U.S. market trading days	252	250	2	1

*
Excludes activity from ITG Derivatives and ITG Net commission share arrangements.

        Recurring revenues decreased 7% reflecting the impact of client attrition from our OMS product, which resulted in lower OMS subscription revenues and connectivity fees, as well as lower research subscription revenues.

        Other revenues increased 37% due primarily to an increase in revenues generated by our stock loan matched book business, which included a gain of $2.5 million related to adjustments to historical dividend withholdings.

        Total expenses for 2013 of $302.3 million include duplicate rent charges of $2.6 million associated with the build out of our new headquarters in lower Manhattan while we still occupied our then-current headquarters in midtown Manhattan, $3.9 million related to our office move and a $1.3 million reversal of previously-recorded 2012 and 2011 restructuring liabilities. Total expenses for 2012 of $569.5 million include a goodwill impairment charge of $245.1 million, restructuring charges of $6.8 million and duplicate rent charges of $1.4 million. Excluding these items, adjusted expenses decreased 6% in 2013 to $297.1 million compared to $316.2 million in 2012 (see Non-GAAP Financial Measures).

        Compensation and employee benefits decreased 2%, resulting from a reduction in headcount largely attributable to our restructuring in 2012, partially offset by higher incentive-based compensation costs associated with improved profitability in 2013.

        Transaction processing costs decreased due to the lower level of trading volumes. As a percentage of commissions and fees, transaction processing has declined due primarily to the increased revenue per share described above.

        Other expenses decreased $8.1 million despite an increase of $1.2 million in duplicate rent charges associated with the build-out of our new headquarters in lower Manhattan and the $3.9 million non-operating charge we incurred upon completion of the move, which includes a reserve for the remaining lease obligations at our previous headquarters. This decrease was attributable to lower market data and connectivity costs resulting from our cost reduction initiatives, lower marketing costs due to our 2012 rebranding efforts, lower software amortization and a reduction of bad debt reserves from improved collection efforts. These reductions were partially offset by a reduced credit for research and development costs charged to other regional segments.

        In 2012, we recorded goodwill impairment charges of $245.1 million, reflecting the weakness in institutional trading volumes which resulted in lower estimated future cash flows of the U.S. Operations reporting segment, and a decline in industry market multiples (see Critical Accounting Estimates).

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

Canadian Operations

	Year Ended December 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$57,507	$61,776	$(4,269)	(7)
Recurring	9,294	9,117	177	2
Other	8,193	6,020	2,173	36

Total revenues	74,994	76,913	(1,919)	(2)
Expenses:
Compensation and employee benefits	25,929	22,795	3,134	14
Transaction processing	10,691	11,584	(893)	(8)
Other expenses	27,281	30,992	(3,711)	(12)
Restructuring charges	(348)	1,145	(1,493)	(130)

Total expenses	63,553	66,516	(2,963)	(4)

Income before income tax expense	$11,441	$10,397	$1,044	10

        Currency translation decreased total Canadian revenues and expenses by $2.1 million and $1.8 million, respectively, resulting in a $0.3 million reduction to pre-tax income.

        Canadian commissions and fees declined 7%, primarily due to lower revenue from high-touch desk trading services and from unfavorable currency translation, offset in part by an increase in activity from clients using our electronic brokerage services.

        Recurring revenues increased slightly due to an increase in the number of billable connections through ITG Net and from our billing for market data consumed by clients, offset by lower research subscription revenues.

        Other revenues increased as a result of additional income earned on foreign exchange transactions and on principal trading, as well as from lower trading errors and client trade accommodations.

        Compensation and employee benefits costs increased primarily due to an increase in share-based compensation, partially offset by a decrease from reduced headcount. Since historical awards granted to Canadian employees are settled in cash, the related expense fluctuates based on changes in the market price of our stock, which increased more than 100% in 2013. Going forward, we expect to grant awards to Canadian employees that settle through the issuance of our stock, which will reduce the variable nature of these charges over time.

        Transaction processing costs decreased due to the impact of lower execution costs on lower volumes and the elimination of an accrual for sales tax on exchange fees due to the resolution of a contingency, offset in part by higher clearing and settlement charges due to an increase in the number of trade tickets settled.

        The decrease in other expenses was primarily driven by lower data-center-related costs following our migration to a new location, lower consulting and market data costs from our cost reduction efforts and lower research and development costs.

        In the second quarter of 2013, previously-recorded restructuring accruals were adjusted to reflect our current expectations. Restructuring charges in 2012 include costs related to employee separation.

European Operations

	Year Ended December 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$79,639	$54,390	$25,249	46
Recurring	12,508	12,971	(463)	(4)
Other	(355)	(95)	(260)	(274)

Total revenues	91,792	67,266	24,526	36
Expenses:
Compensation and employee benefits	30,216	26,085	4,131	16
Transaction processing	19,567	15,156	4,411	29
Other expenses	22,366	21,279	1,087	5
Goodwill and other asset impairment	—	28,481	(28,481)	(100)
Restructuring charges	1,537	615	922	150

Total expenses	73,686	91,616	(17,930)	(20)

Income (loss) before income tax expense (benefit)	$18,106	$(24,350)	$42,456	174

        Currency translation decreased total European revenues and expenses by $1.3 million and $0.5 million, respectively, resulting in a $0.8 million reduction to pre-tax income.

        European commissions and fees increased 46%, far outpacing the 9% growth in market-wide trading activity due primarily to the impact from the investments we made in our infrastructure and our products helping us expand our client base. This has led to increased activity from buy-side and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT, and from buy-side clients using our POSIT Alert block crossing system.

        Recurring and other revenue declined due to the cancellation of OMS subscriptions and an increase in trading errors and client trade accommodations, which totaled $0.5 million in 2013, compared to $0.4 million in 2012.

        Compensation and employee benefits expense increased due primarily to increased incentive-based compensation related to improved performance.

        Transaction processing costs increased 29% due to the significantly higher value traded in 2013, but fell as a percentage of commissions and fees due to the impact of a higher percentage of our value traded crossed in POSIT and our initiatives to reduce settlement and clearing costs.

        Other expenses increased 5% due primarily to increases in market data costs and facility costs relating to our new London office and London data center partially offset by lower research and development costs.

        In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading activity experienced in 2012, which resulted in lower estimated future cash flows for the European Operations reporting segment (see Critical Accounting Estimates).

        In the second quarter of 2013, we implemented a restructuring plan to close our technology research and development facility in Israel and outsource that function to a third-party service provider effective January 1, 2014. Restructuring charges in 2012 include costs related to employee separation.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$40,333	$33,613	$6,720	20
Recurring	5,650	4,913	737	15
Other	(4)	352	(356)	(101)

Total revenues	45,979	38,878	7,101	18
Expenses:
Compensation and employee benefits	19,437	19,024	413	2
Transaction processing	11,539	9,208	2,331	25
Other expenses	17,182	17,405	(223)	(1)
Goodwill and other asset impairment	—	701	(701)	(100)
Restructuring charges	—	941	(941)	(100)

Total expenses	48,158	47,279	879	2

Loss before income tax expense	$(2,179)	$(8,401)	$6,222	74

        Currency translation decreased total Asia Pacific revenues and expenses by $1.4 million and $1.3 million, respectively, resulting in a $0.1 million reduction to pre-tax income.

        Asia Pacific commissions and fees increased 20% over the prior year period primarily due to strong order flow by U.S. clients and local Asian clients trading into Japan, Korea and Hong Kong.

        The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net. The decrease in other revenues is due primarily to lower investment income and higher trading errors and client trade accommodations, which totaled $0.3 million in 2013, compared to $0.2 million in 2012.

        Compensation and employee benefits increased slightly due to an increase in incentive-based compensation related to improved performance.

        Transaction processing costs increased due to the higher value of securities traded and a higher proportion of our trades executed in Japan where costs are higher.

        The slight increase in other expenses reflects the additional connectivity and market data fees related to business growth and higher rental expenses for our Hong Kong office, partially offset by lower research and development costs.

        In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading volumes (see Critical Accounting Estimates). Restructuring charges in 2012 primarily include costs related to employee separation.

Consolidated Income Tax Expense

        Our effective tax rate was 27.8% on our pre-tax income in 2013 compared to 8.4% on our pre-tax loss in 2012. In 2013, our low effective tax rate was favorably impacted by a higher proportion of earnings coming from our international operations, where we incur lower tax rates, together with the resolution of a tax contingency in Europe and the recognition of the full year 2012 research and experimentation credit in the U.S. during the first quarter of 2013 due to the timing of tax legislation. These reductions to our effective tax rate were partially offset by increases associated with the lack of a deduction on the restructuring charge related to closing the Israel technology research and development facility and the tax charges associated with the anticipated withdrawal of capital from Israel. The low rate in 2012 was primarily attributable to the significant impairment charges in the U.S., Europe and Asia Pacific, which were either partially or fully non-deductible. Furthermore, 2012 was favorably impacted by a net benefit recorded of $0.9 million following the resolution in the U.S. of a state tax contingency.

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

        Following the acquisition of the Ross Smith Energy Group Ltd. ("RSEG"), a Calgary-based independent provider of research on the oil and gas industry in June 2011, the U.S. Operations in 2012 include a full year of revenues from RSEG's U.S. clients, which comprise a majority of its client base, along with all of RSEG's operating expenses, net of a charge to our Canadian Operations pursuant to a distribution agreement for costs attributable to RSEG revenue recognized in Canada.

        Our average daily U.S. trading volumes fell 6% from 2011, while overall daily U.S. equity volumes (as measured by the combined share volume in NYSE- and NASDAQ-listed securities) were 15% lower. While trading activity by fund managers continued to be weak during 2012, our average daily volumes benefited from increased sell-side client activity, which offset much of the reduced volume flows from our core fund manager clients. The sell-side client segment comprised 50% of our average daily volume in 2012, compared to 40% in 2011. The change in business mix was responsible for the

10% reduction in our average revenue per share as the average revenue per share from buy-side clients was up 5% over 2011.

	Year Ended December 31,
U.S. Operations: Key Indicators *	2012	2011	Change	% Change
Total trading volume (in billions of shares)	45.4	48.8	(3.4)	(7)
Average trading volume per day (in millions of shares)	181.6	193.7	(12.1)	(6)
Average revenue per share	$0.0044	$0.0049	$(0.0005)	(10)
U.S. market trading days	250	252	(2)	(1)

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

        Total expenses for 2012 of $569.5 million include a goodwill impairment charge of $245.1 million, restructuring charges of $6.8 million and duplicate rent charges of $1.4 million associated with the build out of our new headquarters in lower Manhattan while we occupied our then-existing headquarters in midtown Manhattan. Total expenses for 2011 of $597.9 million include charges for goodwill and other asset impairment of $229.3 million, restructuring charges of $22.5 million and acquisition-related costs of $2.5 million. Excluding these charges, adjusted expenses were $316.2 million in 2012, 8% lower than the $343.5 million of adjusted expenses for 2011 (see Non-GAAP Financial Measures).

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

        In the second quarters of 2012 and 2011, we recorded goodwill impairment charges of $245.1 million and $225.0 million, respectively, reflecting the continued weakness in institutional trading volumes which resulted in lower estimated future cash flows for the U.S. Operations reporting segment, and a decline in industry market multiples (see Critical Accounting Estimates). In the fourth quarter of 2011, we wrote down the remaining $4.3 million carrying value of a minority interest investment.

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

        Interest expense incurred in 2012 primarily relates to interest cost on our term debt financing obtained in the second quarter of 2011 and commitment fees relating to the three-year, $150 million revolving credit agreement we entered into in January 2011, including debt issuance cost amortization relating to both facilities.

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

        Trading across all Canadian markets declined 21% from 2011, while our commissions and fees declined 15%. The decline was largely due to a decrease in the volume traded, as well as a reduction in rate on our electronic brokerage services.

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

        The increase in other expenses was primarily driven by a full period of distribution charges for rights granted by our U.S. operations to sell investment research in Canada, increases in telecommunications and occupancy costs related to moving our Canadian data center, software licenses for our foreign exchange trading and settlement operations and higher software amortization.

        Restructuring charges in 2012 and 2011 include costs related to employee separation.

European Operations

	Year Ended December 31,
$ in thousands	2012	2011	Change	% Change
Revenues:
Commissions and fees	$54,390	$57,280	$(2,890)	(5)
Recurring	12,971	13,182	(211)	(2)
Other	(95)	208	(303)	(146)

Total revenues	67,266	70,670	(3,404)	(5)
Expenses:
Compensation and employee benefits	26,085	29,353	(3,268)	(11)
Transaction processing	15,156	16,978	(1,822)	(11)
Other expenses	21,279	21,114	165	1
Goodwill and other asset impairment	28,481	—	28,481	100
Restructuring charges	615	962	(347)	(36)

Total expenses	91,616	68,407	23,209	34

(Loss) income before income tax (benefit) expense	$(24,350)	$2,263	$(26,613)	NA

        Currency translation decreased total European revenues and adjusted expenses (excluding the currency impact on the goodwill impairment and restructuring charges) by $0.9 million and $1.6 million, respectively, resulting in a $0.7 million increase to adjusted pre-tax income (see Non-GAAP Financial Measures).

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

        Our European expenses increased $23.2 million due to goodwill impairment and restructuring charges totaling $29.1 million, which more than offset significant savings in compensation and transaction processing costs, and adversely impacted our profitability for 2012.

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

        Other expenses were relatively flat reflecting the offsetting impacts of increases from investments in our London and Stockholm data centers, which were established for the purpose of reducing latency, and from the impact of lower allocations out from our Israeli development group and decreases in software amortization and various other costs.

        In the second quarter of 2012, we recorded a goodwill impairment charge of $28.5 million reflecting the continued weakness in institutional trading activity, which resulted in lower estimated future cash flows for the European Operations reporting segment (see Critical Accounting Estimates).

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

        Asia Pacific commissions and fees decreased 7% due to reduced average commission rates. Our executed value in the region remained flat during 2012 while overall market turnover in the Asia Pacific markets where we operate decreased approximately 19%.

        The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net.

        The decrease in compensation and employee benefits costs reflects lower incentive compensation and share-based compensation, as well as an increase in capitalized compensation for software development.

        Transaction processing costs increased primarily due to an increase in the portion of trades being executed in costlier venues, such as Taiwan and the Philippines, where we pay higher clearing and settlement costs.

        The increase in other expenses reflects increases in market data and connectivity to support client growth and costs related to the restoration of former office space pursuant to the terms of the lease.

        In the second quarter of 2012, we recorded a goodwill impairment charge of $0.7 million reflecting the continued weakness in institutional trading activity, which resulted in lower estimated future cash flows for the Asia Pacific Operations reporting segment (see Critical Accounting Estimates).

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

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds and demand deposits. At December 31, 2013, unrestricted cash and cash equivalents totaled $261.9 million. Included in this amount is $110.0 million of cash and cash equivalents held by subsidiaries outside the United States. Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

        As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2013, we had interest-bearing security deposits totaling $74.8 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2014, we entered into a new $150 million two-year revolving credit agreement ("New Credit Agreement") with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent. The New Credit Agreement is substantially identical to the three-year credit agreement we originally established in January 2011 and is specifically designed to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

        We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $28.5 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

        Capital resource requirements relate to capital purchases, as well as business investments and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

        The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income (loss)	$31,085	$(247,859)	$(179,789)
Non-cash items included in net income (loss)	78,220	321,199	278,620
Effect of changes in receivables/payables from/to customers and brokers	(25,274)	(32,563)	4,045
Effect of changes in other working capital and operating assets and liabilities	(38,839)	(13,985)	(35,817)

Net cash provided by operating activities	$45,192	$26,792	$67,059

        The positive cash flow from operating activities during 2013 was driven by the combination of our net income and operating cash flow adjustments. These increases were offset in part by an increase in cash used in settlement activities, a substantial portion of which was financed by an increase in short-term bank loans of $51.4 million.

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

Investing Activities

        Net cash used in investing activities of $56.6 million includes $23.3 million related to the build-out of our new headquarters in lower Manhattan, as well as investments in computer hardware, software and software development projects.

Financing Activities

        Net cash provided by financing activities of $30.4 million primarily reflects our short-term bank borrowings of $51.4 million from overdraft facilities to support our clearing requirements and $20.6 million of borrowings under a long-term facility to finance the build-out of our new headquarters, offset by repurchases of our common stock, shares withheld for net settlements of share-based awards and repayments of term debt.

        On August 10, 2012, Investment Technology Group, Inc. ("Group") entered into a $25.0 million master lease facility with BMO to finance equipment and construction expenditures related to the build-out of our new headquarters in lower Manhattan. The facility contained an initial interim funding agreement which was succeeded by a capital lease. During 2013, we borrowed $20.6 million under the BMO facility following borrowings of $0.6 million in 2012.

        Under the terms of the interim funding agreement, Group was reimbursed for expenditures made during an interim funding period which ended on July 29, 2013 ("Interim Funding Period"). Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period were paid monthly. On July 29, 2013, the $21.2 million of interim borrowings were converted to a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Group may purchase the underlying equipment for $1.

        During 2013, we repurchased approximately 2.4 million shares of our common stock at a cost of approximately $32.7 million, which was funded from our available cash resources. Of these shares,

approximately 2.0 million were purchased under our Board of Directors' authorization for a total cost of $28.2 million (average cost of $14.05 per share). An additional 0.4 million shares ($4.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of December 31, 2013, there were 3.5 million shares remaining available for repurchase under ITG's stock repurchase program. The specific timing and amount of repurchases will vary based on market conditions and other factors.

        We have not paid a cash dividend to stockholders during any period of time covered by this report. Our current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we are not currently paying cash dividends on common stock.

Regulatory Capital

        Under the SEC's Uniform Net Capital Rule, our U.S. broker-dealer subsidiaries are required to maintain at least the minimum level of net capital required under Rule 15c3-1 at all times. Dividends or withdrawals of capital cannot be made from these entities if the capital is needed to comply with regulatory requirements.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2013 for our U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess Net Capital
ITG Inc.	$106.5	$105.5
AlterNet	5.9	5.8
ITG Derivatives	5.5	4.5

        As of December 31, 2013, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under Proprietary Accounts for Introducing Brokers agreements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2013, are summarized in the following table (dollars in millions):

Canadian Operations	Net Capital	Excess Net Capital
Canada	$43.9	$43.5
European Operations
Europe	57.5	35.9
Asia Pacific Operations
Australia	11.9	4.1
Hong Kong	28.3	21.0
Singapore	0.4	0.2

Liquidity and Capital Resource Outlook

        Historically, our working capital, stock repurchase and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of strategic acquisitions and long-term investments such as our new headquarters, which at times have required long-term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our New Credit Agreement. However, our ability to borrow additional funds may be inhibited by financial lending institutions' ability or willingness to lend to us on commercially acceptable terms.

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

Aggregate Contractual Obligations

        As of December 31, 2013, our contractual obligations and other commercial commitments amounted to $230.7 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$55,464	$28,504	$23,744	$3,216	$—
Long-term debt	9,020	6,367	2,653	—	—
Capital lease obligations	21,312	6,184	15,128	—	—
Operating lease obligations	140,133	16,265	31,432	18,208	74,228
Minimum payments under certain employment arrangements (a)	4,798	4,657	27	27	87

Total	$230,727	$61,977	$72,984	$21,451	$74,315

(a)
Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2013, we would be obligated to pay separation payments totaling $4.8 million.

        The above information excludes $13.1 million of gross unrecognized tax benefits discussed in Note 13, Income Taxes, to our consolidated financial statements because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

        As part of the $150 million, two-year credit agreement we entered into on January 31, 2014, we are required to pay a commitment fee of 0.50% on any unborrowed amounts.

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

Goodwill Impairment: Testing Methodology and Valuation Considerations

        We obtained goodwill and intangible assets as a result of the acquisitions of subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. Prior to the full impairment of our goodwill in the second quarter of 2012, we tested goodwill for impairment at least annually and more frequently if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value in accordance with Accounting Standards Update ("ASC") 350, Intangibles—Goodwill and other. Goodwill impairment testing uses a two-step process as follows:

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

        Prior to the full impairment of our goodwill in the second quarter of 2012, we continually monitored and evaluated business and competitive conditions that affected our operations for indicators of potential impairment. As a result, we performed quarterly interim impairment testing in addition to our annual tests since 2010 due to the presence of adverse economic and business conditions such as significant outflows from domestic equity mutual funds (which comprise a core component of our client base), a prolonged decrease in our market capitalization below book value, a decline in our current and expected financial performance, and the significant near-term uncertainty related to both the global economic recovery and the outlook for our industry. Our interim impairment tests applied the same valuation techniques, terminal growth rates and sensitivity analyses used in our prior annual impairment tests to each updated quarterly cash flow forecast.

        During the first two months of 2012, outflows from domestic equity funds moderated significantly, averaging less than $2 billion per month before spiking to nearly $12 billion in March. This moderation followed outflows averaging $20 billion per month in the last six months of 2011. These somewhat mixed indications caused us to adjust our March 31, 2012 cash flow and earnings forecasts below the levels projected during our 2011 year-end impairment testing. These downwardly revised forecasts as well as current market data formed the basis upon which we performed our goodwill impairment testing at March 31, 2012. Based upon our assessments, we concluded that none of the goodwill allocated to any of our reporting units was impaired at that time.

        In the second quarter, industry conditions deteriorated further. Outflows from domestic equity funds re-accelerated while trading activity in major global equity markets fell further below prior year levels, driving our revenues below the levels projected in our March 31, 2012 forecast. More significantly, the challenges previously experienced in our U.S. brokerage environment spread to our European and Asia Pacific businesses during the quarter, both of which reported second quarter revenues which were significantly below first quarter levels. These developments cast a decidedly more uncertain outlook on our near term business fundamentals as well as the length and severity of the decline in global institutional equity market activity. Consequently, we downwardly revised our earnings and cash flow forecasts to reflect our adjusted expectations for a significantly slower and more prolonged earnings recovery in our global businesses and reduced the multiple used in our market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for our Canadian reporting unit that was well above its carrying value (which does not include goodwill), the fair values for our U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating a potential impairment of the goodwill held in these units and requiring us to proceed to step two impairment testing. Our step two valuation test yielded aggregate fair values for the tangible and (non-goodwill) intangible assets in our U.S., European and Asia Pacific reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill. As a result, goodwill in each of these reporting units was determined to be fully impaired, requiring us to record a total goodwill impairment charge of $274.3 million.

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

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio (primarily mutual fund investments) and our revolving credit facility as well as our variable rate term debt. Given that our $150.0 million credit facility is specifically earmarked for limited short-term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Similarly, because only a small portion of our term debt is subject to a variable rate, the impact of any adverse change in interest rates should not be material. Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit-quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $320.0 million and $243.5million as of December 31, 2013 and 2012, respectively. Our interest-bearing investments are not insured and, because of the short-term high quality nature of the investments, are not likely to fluctuate significantly in market value.

Foreign Currency Risk

        We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar and Hong Kong Dollar. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar-based revenue decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this financial statement risk. Non-U.S. Dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs. At times, we may hedge small amounts of the Non-U.S. Dollar cash balances to mitigate exposure.

        Approximately 40% and 36% of our revenues for the years ended December 31, 2013 and 2012, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2013 and 2012, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $0.2 million and $4.3 million, respectively.

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

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2013 and 2012, our unrestricted cash and cash equivalents and mutual fund securities owned were $266.4 million and $250.5 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 17, 2014

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except par value and share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$261,897	$245,875
Cash restricted or segregated under regulations and other	71,202	61,117
Deposits with clearing organizations	74,771	29,149
Securities owned, at fair value	7,436	10,086
Receivables from brokers, dealers and clearing organizations	1,018,342	1,107,119
Receivables from customers	591,004	546,825
Premises and equipment, net	66,171	54,989
Capitalized software, net	37,892	43,994
Other intangibles, net	31,201	35,227
Income taxes receivable	54	7,460
Deferred taxes	34,130	39,155
Other assets	15,787	15,763

Total assets	$2,209,887	$2,196,759

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$175,931	$165,062
Short-term bank loans	73,539	22,154
Payables to brokers, dealers and clearing organizations	1,025,268	1,337,459
Payables to customers	469,264	226,892
Securities sold, not yet purchased, at fair value	2,953	5,249
Income taxes payable	14,805	10,608
Deferred taxes	363	293
Term debt	30,332	19,272

Total liabilities	1,792,455	1,786,989

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,158,374 and 52,037,011 shares issued at December 31, 2013 and 2012, respectively	522	520
Additional paid-in capital	240,057	245,002
Retained earnings	436,570	405,485
Common stock held in treasury, at cost; 16,005,500 and 14,677,872 shares at December 31, 2013 and 2012, respectively	(268,253)	(253,111)
Accumulated other comprehensive income (net of tax)	8,536	11,874

Total stockholders' equity	417,432	409,770

Total liabilities and stockholders' equity	$2,209,887	$2,196,759

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Commissions and fees	$408,619	$380,976	$445,801
Recurring	104,172	109,767	110,919
Other	18,010	13,693	15,317

Total revenues	530,801	504,436	572,037

Expenses:
Compensation and employee benefits	201,254	196,362	219,307
Transaction processing	83,792	81,173	91,602
Occupancy and equipment	69,022	62,637	60,191
Telecommunications and data processing services	53,607	59,850	58,460
Other general and administrative	77,431	88,543	90,808
Goodwill and other asset impairment	—	274,285	229,317
Restructuring charges	(75)	9,499	24,432
Acquisition-related costs	—	—	2,523
Interest expense	2,715	2,542	2,025

Total expenses	487,746	774,891	778,665

Income (loss) before income tax expense (benefit)	43,055	(270,455)	(206,628)
Income tax expense (benefit)	11,970	(22,596)	(26,839)

Net income (loss)	$31,085	$(247,859)	$(179,789)

Earnings (loss) per share:
Basic	$0.84	$(6.45)	$(4.42)

Diluted	$0.82	$(6.45)	$(4.42)

Basic weighted average number of common shares outstanding	36,788	38,418	40,691

Diluted weighted average number of common shares outstanding	38,114	38,418	40,691

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$31,085	$(247,859)	$(179,789)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(3,338)	3,533	(2,066)
Net change in securities available for sale	—	—	(86)

Other comprehensive income (loss)	(3,338)	3,533	(2,152)

Comprehensive income (loss)	$27,747	$(244,326)	$(181,941)

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2010	—	518	246,085	833,133	(220,161)	10,493	870,068

Net loss	—	—	—	(179,789)	—	—	(179,789)
Other comprehensive loss	—	—	—	—	—	(2,152)	(2,152)
Issuance of common stock for stock options (111,792 shares), restricted share awards (787,399 shares) and employee stock unit awards (288,917 shares), including tax benefit shortfall and award cancellations of $3.3 million	—	—	(19,285)	—	24,514	—	5,229
Issuance of common stock for the employee stock purchase plan (108,621 shares)	—	1	1,253	—	—	—	1,254
Purchase of common stock for treasury (2,974,200 shares)	—	—	—	—	(38,928)	—	(38,928)
Shares withheld for net settlements of share-based awards (369,099 shares)	—	—	—	—	(5,984)	—	(5,984)
Share-based compensation	—	—	21,416	—	—	—	21,416

Balance at December 31, 2011	—	519	249,469	653,344	(240,559)	8,341	671,114

Net loss	—	—	—	(247,859)	—	—	(247,859)
Other comprehensive income	—	—	—	—	—	3,533	3,533
Issuance of common stock for restricted share awards (670,933 shares) and employee stock unit awards (71,580 shares), including tax benefit shortfall and award cancellations of $4.1 million	—	—	(16,306)	—	13,722	—	(2,584)
Awards reclassified to liability for cash settlement (259,840 shares)	—	—	(2,838)	—	—	—	(2,838)
Issuance of common stock for the employee stock purchase plan (137,782 shares)	—	1	1,130	—	—	—	1,131
Purchase of common stock for treasury (2,470,000 shares)	—	—	—	—	(23,457)	—	(23,457)
Shares withheld for net settlements of share-based awards (270,467 shares)	—	—	—	—	(2,817)	—	(2,817)
Share-based compensation	—	—	13,547	—	—	—	13,547

Balance at December 31, 2012	$—	$520	$245,002	$405,485	$(253,111)	$11,874	$409,770

Net income	—	—	—	31,085	—	—	31,085
Other comprehensive loss	—	—	—	—	—	(3,338)	(3,338)
Issuance of common stock for restricted share awards (1,029,623 shares), including tax benefit shortfall and award cancellations of $1.5 million	—	—	(19,774)	—	17,559	—	(2,215)
Issuance of common stock for the employee stock purchase plan (121,363 shares)	—	2	933	—	—	—	935
Purchase of common stock for treasury (2,005,200 shares)	—	—	—	—	(28,169)	—	(28,169)
Shares withheld for net settlements of share-based awards (352,051 shares)	—	—	—	—	(4,532)	—	(4,532)
Share-based compensation	—	—	13,896	—	—	—	13,896

Balance at December 31, 2013	$—	$522	$240,057	$436,570	$(268,253)	$8,536	$417,432

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$31,085	$(247,859)	$(179,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,606	56,493	59,057
Deferred income tax expense (benefit)	3,051	(27,156)	(32,593)
Provision for doubtful accounts	(405)	1,401	203
Share-based compensation	20,861	15,628	20,156
Fixed asset disposal	649	—	—
Non-cash restructuring charges, net	357	548	2,480
Goodwill and other asset impairment	101	274,285	229,317
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(9,491)	11,700	(2,625)
Deposits with clearing organizations	(45,622)	(3,611)	(11,303)
Securities owned, at fair value	2,445	(4,689)	18,403
Receivables from brokers, dealers and clearing organizations	86,593	(230,137)	(6,671)
Receivables from customers	(72,989)	(59,252)	134,913
Accounts payable and accrued expenses	2,614	(22,905)	(18,079)
Payables to brokers, dealers and clearing organizations	(315,724)	241,231	(59,605)
Payables to customers	276,846	15,595	(64,592)
Securities sold, not yet purchased, at fair value	(2,086)	4,695	(18,915)
Income taxes receivable/payable	12,148	(1,459)	(6,053)
Excess tax benefit	(510)	—	—
Other, net	1,663	2,284	2,755

Net cash provided by operating activities	45,192	26,792	67,059

Cash Flows from Investing Activities:
Acquisition of subsidiaries and minority interests, net of cash acquired	(474)	—	(36,185)
Capital purchases	(33,549)	(33,424)	(22,857)
Capitalization of software development costs	(22,579)	(24,635)	(29,061)
Proceeds from sale of investments	—	—	2,095

Net cash used in investing activities	(56,602)	(58,059)	(86,008)

Cash Flows from Financing Activities:
Proceeds of short-term bank loans, net	51,385	20,548	1,606
Proceeds from term loans	—	—	25,469
Repayments of term loans	(9,505)	(7,185)	(4,043)
Proceeds from interim funding facility	—	605	—
Proceeds from sales-lease back transactions	20,565	1,855	2,571
Debt issuance costs	—	—	(2,908)
Excess tax benefit	510	—	—
Common stock issued	177	2,674	9,753
Common stock repurchased	(28,169)	(23,457)	(38,928)
Shares withheld for net settlements of share-based awards	(4,532)	(2,817)	(5,984)

Net cash provided by (used in) financing activities	30,431	(7,777)	(12,464)

Effect of exchange rate changes on cash and cash equivalents	(2,999)	731	(1,409)

Net increase (decrease) in cash and cash equivalents	16,022	(38,313)	(32,822)

Cash and cash equivalents—beginning of year	245,875	284,188	317,010

Cash and cash equivalents—end of year	$261,897	$245,875	$284,188

Supplemental cash flow information:
Interest paid	$3,343	$2,673	$2,453
Income taxes (refunded) paid	$(4,079)	$5,495	$15,508

See accompanying Notes to the Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Organization and Basis of Presentation

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (3) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (4) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

        Our business is organized into four reportable operating segments (see Note 22, Segment Reporting, to the consolidated financial statements):

  •
  U.S. Operations

  •
  Canadian Operations

  •
  European Operations and

  •
  Asia Pacific Operations.

        Our four operating segments offer a wide range of solutions for asset managers and broker-dealers in the areas of electronic brokerage; research, sales and trading; platforms; and analytics. These offerings include trade execution services and solutions for portfolio management, as well as investment research, pre-trade analytics and post-trade analytics and processing.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The consolidated financial statements reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of results.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent ownership), in which the Company has the ability to exercise significant influence but neither has a

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controlling interest nor is the primary beneficiary, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in Accounting Standards Codification ("ASC") 810, Consolidation, a partially-owned affiliate would be consolidated when it has less than a 50% ownership if the Company was the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

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

        Recurring revenues are derived from the following primary sources: (1) connectivity fees, (2) software and analytical products and services, (3) maintenance and customer technical support for the Company's order management system and (4) investment and market research services.

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

        Revenues for investment research and analytical products sold on a subscription basis are recognized when services are rendered provided that persuasive evidence of a legally binding arrangement exists, the fees are fixed or determinable and collectability is reasonably assured.

        Other revenues include: (1) income from principal trading in our Canadian Operations, including arbitrage trading, (2) the net spread on foreign exchange contracts entered into to facilitate equity

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trades by clients in different currencies, (3) the net interest spread earned on securities borrowed and loaned matched book transactions, (4) non-recurring consulting services, such as one-time implementation and customer-training-related activities, (5) investment and interest income, (6) interest income on securities borrowed in connection with customers' settlement activities and (7) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including client errors and accommodations).

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Client Commission Arrangements

        Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties and the Company's subsidiaries. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Prepaid research, including balance transfer receivables due from other broker-dealers, net of an allowance is included in receivables from customers and receivables from brokers, dealers and clearing organizations, while accrued research payable is classified as accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

        Client commissions allocated for research and related prepaid and accrued research balances for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in millions):

	2013	2012	2011
Client commissions	$122.8	$112.1	$130.8

Prepaid research, gross	$4.5	$5.1	$3.7
Allowance for prepaid research	(0.2)	(0.4)	(0.4)

Prepaid research, net of allowance	$4.3	$4.7	$3.3

Accrued research payable	$52.0	$38.6	$50.7

Capitalized Software

        Software development costs are capitalized when the technological feasibility of a product has been established. Technological feasibility is established when all planning, designing, coding and testing activities have been devised to ensure that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. All costs incurred to establish technological feasibility are expensed as incurred. Capitalized software costs are amortized using the straight-line method over a three-year period beginning when the product is available for general release to customers.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development

        All research and development costs are expensed as incurred. Research and development costs, which are primarily included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, are estimated at $40.9 million, $44.6 million and $47.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Business Combinations, Goodwill and Other Intangibles

        Assets acquired and liabilities assumed are recorded at their fair values on the date of acquisition. The cost to be allocated in a business combination includes consideration paid to the sellers, including cash and the fair values of assets distributed and the fair values of liabilities assumed. Both direct (e.g., legal and professional fees) and indirect costs of the business combination are expensed as incurred. Certain agreements to acquire entities include potential additional consideration that is payable, contingent on the acquired company maintaining or achieving specified earnings levels in future periods. The fair value of any contingent consideration is recognized on the acquisition date with subsequent changes in that fair value reflected in income. The consolidated financial statements and results of operations reflect an acquired business from the date of acquisition.

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

        Any goodwill was previously assessed no less than annually for impairment. The fair values used in the Company's impairment testing were determined by the discounted cash flow method (an income approach) and where appropriate, a combination of the discounted cash flow method and the guideline company method (a market approach). An impairment loss is indicated if the estimated fair value of a reporting unit was less than its net book value. In such a case, the impairment loss was calculated as the amount by which the carrying value of goodwill exceeded its implied fair value. In determining the fair value of each of the Company's reporting units, the discounted cash flow analyses employed required significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in these analyses included the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company's discounted cash flow analyses were based on financial budgets and forecasts developed internally by management. The Company's discount rate assumptions were based on a determination of its required rate of return on equity capital.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The risk-free interest rate used in the Black-Scholes option-pricing model is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected dividend is based upon the current dividend rate. No options were granted in 2013 or 2012.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Common Stock Held in Treasury, at Cost

        The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders' equity and included in common stock held in treasury, at cost in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 16,005,500 and 14,677,872 shares of common stock in treasury as of December 31, 2013 and 2012, respectively.

Recently Adopted Accounting Standards

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carrryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. These provisions require unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The adoption of these provisions did not have a material impact on ITG's consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in FASB ASC 220, Comprehensive Income. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in their entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. The adoption of these provisions did not have a material impact on ITG's consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends certain provisions in ASC Topic 210, Balance Sheet. Subsequently in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amends the scope of ASU 2011-11. ASU 2013-01 clarifies that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in ASC Topics 210 and 815, Derivatives and Hedging, or subject to a master netting arrangement or similar agreement. These provisions require additional disclosures for the abovementioned financial instruments and are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on ITG's consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This option is in lieu of performing a quantitative fair value assessment. The Company elected to early adopt this update effective for the

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interim reporting period, which began on October 1, 2012. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

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

(3)   Restructuring Charges

2013 Restructuring

        In the second quarter of 2013, the Company implemented a strategic plan to close its technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014. This plan is primarily focused on reducing costs through limiting the Company's geographic footprint while maintaining the necessary technological expertise via a consulting arrangement.

        The following table summarizes the pre-tax charges incurred in the European Operations reporting segment (dollars in thousands). Employee severance costs relate to the termination of approximately 40 employees. These charges are classified as restructuring charges in the Consolidated Statements of Operations.

Total
Employee separation and related costs	$1,452
Consolidation of leased facilities	100

Total	$1,552

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Activity and liability balances recorded as part of the 2013 restructuring plan through December 31, 2013 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Restructuring charges recognized in 2013	$1,452	$100	$1,552
Cash payments	(915)	—	(915)
Acceleration of share-based compensation in additional paid-in capital	(357)	—	(357)
Other	55	—	55

Balance at December 31, 2013	$235	$100	$335

        The remaining accrued costs are expected to be paid by the first quarter of 2014.

        In addition to the charges noted above, this restructuring also triggered the recognition of a tax charge of $1.6 million in the second quarter of 2013 associated with the anticipated withdrawal of capital from Israel.

2012 Restructuring

        In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs by approximately $20 million. The initiative was designed to improve financial performance and enhance stockholder returns while maintaining ITG's competitiveness and high standard of client service. This plan primarily focused on reducing workforce, market data and other general and administrative costs across ITG's businesses. The Company incurred a charge of $9.5 million related to this restructuring, entirely for employee separation costs. During the second quarter of 2013, the Company reversed $0.8 million of this expense as actual payments made were less than originally estimated.

        Activity and liability balances recorded as part of the 2012 restructuring plan through December 31, 2013 are as follows (dollars in thousands):

Employee separation costs
Balance at December 31, 2012	$6,908
Cash payments	(5,087)
Other	(1,746)

Balance at December 31, 2013	$75

        The remaining accrued costs are expected to be paid by the end of 2014.

2011 Restructuring

        In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns. The restructuring charges consisted of employee separation costs and lease abandonment costs. During the second quarter of 2013, the Company reversed $0.7 million of expense as the Company sub-let vacated office space and actual payments made were less than originally estimated.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the changes during 2012 in the Company's liability balance related to the 2011 restructuring plans, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2012	$117	$3,098	$3,215
Adjustment for sub-lease	—	(700)	(700)
Utilized—cash	(12)	(831)	(843)
Other	(98)	—	(98)

Balance at December 31, 2013	$7	$1,567	$1,574

        The remaining accrued employee separation costs reflect the settlement of restricted share awards, which continued through February 2014. The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

  U.S.

        In the fourth quarter of 2010, the Company closed its Westchester, NY office, relocated the staff, primarily sales traders and support, to its New York City office, and incurred a restructuring charge of $2.3 million for lease abandonment and employee separation. The following table summarizes the changes during 2013 in the Company's liability balance related to the 2010 U.S. restructuring plan, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2012	$2,172
Utilized—cash	(388)

Balance at December 31, 2013	$1,784

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

        Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	2,695	2,695	—	—
Securities owned, at fair value:
Corporate stocks—trading securities	2,894	2,894	—	—
Mutual funds	4,542	4,542	—	—

Total	$10,164	$10,164	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	$2,953	$2,953	$—	$—

Total	$2,953	$2,953	$—	$—

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$4,555	$4,555	$—	$—
U.S. government money market mutual funds	97,203	97,203	—	—
Money market mutual funds	6,231	6,231	—	—
Securities owned, at fair value:
Corporate stocks—trading securities	5,438	5,438	—	—
Mutual funds	4,648	4,648	—	—

Total	$118,075	$118,075	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks—trading securities	$5,249	$5,249	$—	$—

Total	$5,249	$5,249	$—	$—

        Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

        Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

        Certain items are measured at fair value on a non-recurring basis. The table below details the portion of those items that were re-measured at fair value during 2012 and the resultant loss recorded (dollars in thousands):

		Fair Value Measurements Using
December 31, 2012	Total	Level 1	Level 2	Level 3	Total Losses
Goodwill—U.S. Operations	$—	$—	$—	$—	$245,103
Goodwill—European Operations	—	—	—	—	28,481
Goodwill—Asia Pacific Operations	—	—	—	—	701

Total	$—	$—	$—	$—	$274,285

Goodwill

        Goodwill allocated to the Company's U.S., European and Asia Pacific Operations reporting segments was written down in the second quarter of 2012 to their implied fair value of zero. These charges are included in goodwill and other asset impairment in the Company's Consolidated Statements of Operations.

(5)   Acquisitions

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

        Goodwill and the customer-related intangible asset were assigned to the U.S. Operations reporting segment, which, at the time of the acquisition, was expected to be the primary beneficiary of the synergies achieved from the business combination. The goodwill, although written down to zero in 2012, (see Note 6, Goodwill and Other Intangibles, below) is deductible for corporate income tax purposes over 15 years. The acquired customer-related intangible asset of $7.0 million has a 10 year useful life. The pro forma results of the RSEG acquisition would not have been material to the Company's results of operations.

(6)   Goodwill and Other Intangibles

Goodwill

        The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2012 (dollars in thousands). There was no goodwill activity for 2013.

	U.S. Operations	European Operations	Asia Pacific Operations	Total
Balance at December 31, 2011	$245,105	$28,486	$701	$274,292
2012 Activity:
Impairment losses	(245,103)	(28,481)	(701)	(274,285)
Currency translation adjustment	(2)	(5)	—	(7)

Balance at December 31, 2012	$—	$—	$—	$—

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

        Based upon tests performed for the June 30, 2011 interim test, the Company recorded an impairment charge of $225.0 million in connection with the goodwill allocated to its U.S. Operations reporting segment. This impairment charge reflected continued weakness in institutional trading volumes, which lowered estimated future cash flows of the U.S. Operations reporting segment, as well as a decline in industry market multiples.

        Based upon tests performed during the second quarter of 2012, the Company recorded an impairment charge of $274.3 million in connection with the goodwill allocated to its U.S., European and Asia Pacific reporting segments. This impairment charge reflected continued weakness in global institutional trading volumes and an increasingly uncertain outlook on then near-term business fundamentals as well as the length and severity of the decline in global institutional equity market activity. Consequently, the Company downwardly revised its earnings and cash flow forecasts to reflect adjusted expectations for a significantly slower recovery and more prolonged downturn in its global businesses and reduced the multiple used in its market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for the Canadian reporting unit that was well in excess of its carrying value (which did not include goodwill), the fair values for the U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating potential impairment of the goodwill held in these units and requiring step two impairment testing. The step two valuation test yielded aggregate fair values for the tangible and (non-goodwill) intangible assets in each of these reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill. As a result, goodwill in each of these reporting units was determined to be fully impaired requiring the Company to record a goodwill impairment charge in the second quarter of 2012.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

        Acquired other intangible assets consisted of the following at December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$8,400	$—	$10,400	$2,000	—
Customer-related intangibles	27,851	8,923	27,851	6,712	13.1
Proprietary software	21,501	17,921	21,501	16,106	6.4
Trading rights	243	—	243	—	—
Other	50	—	50	—	—

Total	$58,045	$26,844	$60,045	$24,818

        At December 31, 2013, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name. Amortization expense for definite-lived intangibles was $4.0 million, $5.0 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively and was included in other general and administrative expense in the Consolidated Statements of Operations.

        The Company's estimate of future amortization expense for acquired other intangibles that exist at December 31, 2013 is as follows (dollars in thousands):

Year	Estimated Amortization
2014	4,087
2015	2,654
2016	2,654
2017	2,500
2018	2,294
Thereafter	8,320

Total	$22,509

        The Company performed its annual impairment testing as of October 1, 2013 and determined that there was no impairment of the carrying values of other intangible assets in the periods presented.

(7)   Cash Restricted or Segregated Under Regulations and Other

        Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers ("Special Reserve Bank Account") maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act ("Customer Protection Rule") or agreements for proprietary accounts of introducing brokers ("PAIB"), (iii) funds on deposit for European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting the Company's Australian and Israeli lease.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and sold, not yet purchased at December 31 (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2013	2012	2013	2012
Corporate stocks—trading securities	$2,894	$5,438	$2,953	$5,249
Mutual funds	4,542	4,648	—	—

Total	$7,436	$10,086	$2,953	$5,249

        Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

(9)   Receivables and Payables

Receivables from and Payables to Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from and payables to brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables from		Payables to
	2013	2012	2013	2012
Broker-dealers	$254,031	$297,916	$284,681	$513,529
Clearing organizations	23,033	12,391	2,798	728
Securities borrowed	742,307	798,228	—	—
Securities loaned	—	—	737,789	823,202
Allowance for doubtful accounts	(1,029)	(1,416)	—	—

Total	$1,018,342	$1,107,119	$1,025,268	$1,337,459

Receivables from and Payables to Customers

        The following is a summary of receivables from and payables to customers at December 31 (dollars in thousands):

	Receivables from		Payables to
	2013	2012	2013	2012
Customers	$592,139	$548,287	$469,264	$226,892
Allowance for doubtful accounts	(1,135)	(1,462)	—	—

Total	$591,004	$546,825	$469,264	$226,892

        The Company maintains an allowance for doubtful accounts based upon estimated collectability of receivables. The allowance was decreased by $0.4 million in 2013 and increased by $1.4 million in 2012 and $0.2 million in 2011. Total write-offs against the allowance of $0.3 million, $0.2 million and $0.1 million were recorded during 2013, 2012 and 2011, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Securities Borrowed and Loaned

        As of December 31, 2013, securities borrowed as part of the Company's matched book operations with a fair value of $710.6 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Consolidated Statements of Operations for 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013	2012	2011
Interest earned	$17,756	$19,242	$19,130
Interest incurred	(10,786)	(14,589)	(14,646)

Net	$6,970	$4,653	$4,484

        Interest earned in 2013 includes a gain of $2.5 million related to adjustments to historical dividend withholdings on securities borrowed. Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowed transactions require the Company to deposit cash with the lender. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

        The Company's securities borrowing and lending is generally done under industry standard agreements ("Master Securities Lending Agreements") that may allow, following an event of default by either party, the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities, as the case may be, by the non-defaulting party. Events of default under the Master Securities Lending Agreements generally include, subject to certain conditions: (i) failure to timely deliver cash or securities as required under the transaction, (ii) a party's insolvency, bankruptcy, or similar proceeding, (iii) breach of representation, and (iv) a material breach of the agreement. The counterparty that receives the securities in these transactions generally has unrestricted access in its use of the securities. For financial statement purposes, the Company does not offset securities borrowed and securities loaned.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In accordance with ASU 2013-01, the following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of December 31, 2013:
Deposits paid for securities borrowed	$742,307	$—	$742,307	$742,083	$224
Deposits received for securities loaned	(737,789)	—	(737,789)	(721,821)	(15,698)
As of December 31, 2012:
Deposits paid for securities borrowed	798,228	—	798,228	789,317	8,911
Deposits received for securities loaned	(823,202)	—	(823,202)	(822,382)	(820)

(10) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2013	2012
Furniture, fixtures and equipment	$145,226	$142,235
Leasehold improvements	49,554	45,944

	194,780	188,179
Less: accumulated depreciation and amortization	128,609	133,190

Total	$66,171	$54,989

        Depreciation and amortization expense relating to premises and equipment amounted to $21.0 million; $19.5 million and $19.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, and is included in occupancy and equipment expense in the Consolidated Statements of Operations. During 2013, premises and equipment costs and related accumulated depreciation and amortization were reduced by $ 23.8 million and $22.8 million, respectively, for assets that are no longer in use.

(11) Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2013	2012
Capitalized software costs	$88,912	$94,177
Less: accumulated amortization	51,020	50,183

Total	$37,892	$43,994

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Software costs totaling $22.6 million and $24.6 million were capitalized in 2013 and 2012, respectively, related to the continued development of new features and functionalities across the entire ITG product line. During 2013, capitalized software costs and related accumulated amortization were each reduced by $27.5 million for fully amortized costs that are no longer in use.

        As of December 31, 2013, capitalized software costs of $0.2 million were not subject to amortization as the underlying products were not yet available for release. As of December 31, 2012, there were no capitalized software costs not subject to amortization because all underlying products were available for release. Other general and administrative expenses in the Consolidated Statements of Operations included $28.5 million, $32.1 million and $35.7 million related to the amortization of capitalized software costs in 2013, 2012 and 2011, respectively.

(12) Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	December 31, 2013	December 31, 2012
Accrued research payables	$52,015	$38,591
Accrued compensation and benefits	47,622	39,762
Trade payables	15,222	22,624
Accrued rent	19,938	10,947
Deferred revenue	12,533	12,177
Deferred compensation	4,552	4,650
Accrued restructuring	3,768	12,295
Accrued transaction processing	2,972	3,359
Other	17,309	20,657

Total	$175,931	$165,062

(13) Income Taxes

        Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2013	2012	2011
Current:
Federal	$2,628	$416	$(1,160)
State	1,634	782	1,282
Foreign	4,657	3,362	5,632

	8,919	4,560	5,754
Deferred:
Federal	1,606	(19,423)	(25,146)
State	992	(7,565)	(8,409)
Foreign	453	(168)	962

	3,051	(27,156)	(32,593)

Total	$11,970	$(22,596)	$(26,839)

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Income (loss) before income taxes consisted of the following (dollars in thousands):

	2013	2012	2011
U.S.	$15,687	$(248,101)	$(222,337)
Foreign	27,368	(22,354)	15,709

Total	$43,055	$(270,455)	$(206,628)

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax assets (liabilities) at December 31 were as follows (dollars in thousands):

	2013	2012
Deferred tax assets:
Compensation and benefits	$12,844	$9,474
Net operating loss and capital loss carryover	17,121	19,012
Share-based compensation	6,959	8,506
Allowance for doubtful accounts	889	1,149
Tax benefits on uncertain tax positions	2,697	2,696
Goodwill and other intangibles	21,138	24,746
Depreciation	—	649
Other	9,757	9,203

Total deferred tax assets	71,405	75,435
Less: valuation allowance	20,541	20,774

Total deferred tax assets, net of valuation allowance	50,864	54,661

Deferred tax liabilities:
Depreciation	(3,916)	—
Capitalized software	(12,838)	(15,226)
Other	(343)	(573)

Total deferred tax liabilities	(17,097)	(15,799)

Net deferred tax assets	$33,767	$38,862

        The deferred tax assets and deferred tax liabilities above are presented on a net basis on the accompanying Statements of Financial Condition by tax jurisdictions in which the deferred tax assets and deferred tax liabilities relate to. At December 31, 2013, the Company believes that it is more likely than not that future reversals of its existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowance. The Company's valuation allowance is primarily the result of historical operating losses in the Asia Pacific entities, where we maintain a full valuation for all deferred tax assets and net operating losses and in certain entities in the European Operations where we currently have net operating losses.

        Net operating loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong, Australia, U.K. and Ireland operating losses	$72,943	Indefinite

	$72,943

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	3.9	1.8	2.2
Foreign tax impact, net	(6.4)	(3.6)	(0.9)
Non-deductible costs *	1.0	(24.3)	(23.7)
Other, net	(5.7)	(0.5)	0.4

Effective income tax rate	27.8%	8.4%	13.0%

*
Non-deductible costs in 2012 and 2011 include goodwill impairment charges.

        For the years ended December 31, 2013, 2012 and 2011, the tax benefits realized on the exercises of employee stock options and the vesting of employee restricted share awards in total were less than the deferred benefits that were recorded based on grant date fair values. The resulting net tax shortfalls on these awards, along with the impact of cancelled awards reduced additional paid-in capital by $1.5 million, $4.1 million and $3.3 million in 2013, 2012 and 2011, respectively. For further discussion, see Note 19, Employee and Non-Employee Director Stock and Benefit Plans.

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

        During 2013, uncertain tax positions in the U.S. were resolved for the 2003-2006 and 2008-2010 fiscal years resulting in a decrease in the recorded liability of $0.5 million and the related deferred tax asset of $0.2 million. Also, in 2013, an uncertain tax position in Europe for the 2011 year was resolved, resulting in a decrease in the recorded liability of $0.9 million. As a result of these resolutions, the Company recognized a tax benefit of $1.2 million. Furthermore, we reduced reserves related to prior years following the resolution of tax contingencies primarily in Europe.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2013	2012	2011
Balance, January 1	$13,726	$14,542	$12,380
Additions based on tax positions related to the current year	404	568	2,402
Additions based on tax positions of prior years	434	857	647
Reductions for tax positions of prior years	(148)	(2,024)	(42)
Reductions due to settlements with taxing authorities	(124)	(217)	(516)
Reductions due to expiration of statute of limitations	(1,218)	—	(329)

Balance, December 31	$13,074	$13,726	$14,542

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Included in the balance at December 31, 2013, 2012 and 2011, are $11.9 million, $12.4 million, and $12.0 million, respectively, of unrecognized tax benefits (net of federal benefits) which, if recognized, would affect the Company's effective tax rate.

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

        At December 31, 2013, interest expense of $3.8 million, gross of related tax effects of $1.6 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2013, 2012 and 2011, the Company recognized $0.5 million, $0.8 million and $0.7 million, respectively, of tax-related interest expense. No penalties were incurred during 2013, 2012 or 2011.

(14) Borrowings

Short Term Bank Loans

        The Company's international securities clearance and settlement operations are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2013, there was $38.5 million outstanding under these facilities for settlement transactions and margin requirements at a weighted average interest rate of approximately 2.2%.

        The Company's U.S. securities clearance and settlement operations are funded with operating cash, securities loaned or with short-term bank loans.

        ITG Inc., as borrower, and Investment Technology Group, Inc. ("Parent Company"), as guarantor, maintained a $150 million three-year revolving credit agreement ("Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent that matured on January 31, 2014 (see Note 24, Subsequent Event). The purpose of this credit line was to provide liquidity for ITG Inc.'s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. Under the Credit Agreement, interest accrued at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar London Interbank Offered Rate (LIBOR) rate, plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement were subject to an unused commitment fee of 0.50%. Depending on the borrowing base, availability under the Credit Agreement was limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Among other restrictions, the terms of the Credit Agreement included (a) negative covenants related to liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

        The events of default under the Credit Agreement included, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, changes in control and bankruptcy events. In the event of a default, the Credit Agreement required ITG Inc. to pay incremental interest at the rate of 2.0% and, depending on the nature of the default, the commitments will either automatically terminate and all unpaid amounts immediately become due and

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payable, or the lenders may in their discretion terminate their commitments and declare due all unpaid amounts outstanding.

        At December 31, 2013 there was $35.0 million outstanding under the Credit Agreement. At December 31, 2012, there were no amounts outstanding.

Term Debt

        The following is a summary of term debt at December 31 (dollars in thousands):

	2013	2012
Term loan	$9,020	$15,388
Obligations under capital leases	21,312	3,884

Total	$30,332	$19,272

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

Year	Aggregate Amount
2014	$6,367
2015	2,653

$9,020

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Year	Aggregate Amount
2014	$1,086
2015	893
2016	237

$2,216

        On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company ("BMO") to finance equipment and construction expenditures related to the build-out of the Company's new headquarters in lower Manhattan. The facility contained an initial interim funding agreement, which was succeeded by a capital lease. During 2013, the Parent Company borrowed $20.6 million under the BMO facility following borrowings of $0.6 million in 2012.

        Under the terms of the interim funding agreement, Parent Company was reimbursed for expenditures made during an interim funding period which ended on July 29, 2013 ("Interim Funding Period"). Interest-only payments on the aggregate outstanding borrowings during the Interim Funding Period were paid monthly at an annual rate of 2.25% plus the 30-day LIBOR. On July 29, 2013 the $21.2 million of interim borrowings were converted to a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1. At December 31, 2013, there was $19.1 million outstanding under the BMO facility. The reductions to the remaining principal balance applying the interest method to the estimated minimum lease payments are as follows (dollars in thousands):

Year	Aggregate Amount
2014	$5,098
2015	5,274
2016	5,455
2017	3,269

$19,096

        The Term Loan, Master Lease Agreement and the BMO facility all required compliance with the financial covenants of the Credit Agreement while the Credit Agreement was outstanding (see Note 24, Subsequent Event).

        Interest expense on the Credit Agreement, the Term Loan Agreement, the Master Lease Agreement and the BMO facility, including commitment fees and the amortization of debt issuance costs totaled $2.7 million $2.5 million and $2.0 million in 2013, 2012 and 2011, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Accumulated Other Comprehensive Income

        The components and allocated tax effects of accumulated other comprehensive income for the periods ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
December 31, 2013
Currency translation adjustment	$8,536	$—	$8,536

Total	$8,536	$—	$8,536

December 31, 2012
Currency translation adjustment	$11,874	$—	$11,874

Total	$11,874	$—	$11,874

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

        The Company may at times maintain inventories in equity securities on both a long and short basis. Whereas long inventory positions represent the Company's ownership of securities, short inventory positions represent obligations of the Company to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to the Company as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked to market daily and are continuously monitored by the Company.

(17) Net Capital Requirement

        ITG Inc., AlterNet and ITG Derivatives are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000 and in the case of ITG Derivatives, $1 million, which is due to the fact that ITG Derivatives is a regulated Futures Commission Merchant pursuant to Commodity Futures Trading Commission Regulation 1.17. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

        Our net capital balances and the amounts in excess of required net capital at December 31, 2013 for our U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$106.5	$105.5
AlterNet	5.9	5.8
ITG Derivatives	5.5	4.5

        As of December 31, 2013, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under Proprietary Accounts for Introducing Brokers agreements.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory requirements. The net capital balances and the amount of regulatory capital in excess of the minimum requirements applicable to each business as of December 31, 2013, are summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$43.9	$43.5
European Operations
Europe	57.5	35.9
Asia Pacific Operations
Australia	11.9	4.1
Hong Kong	28.3	21.0
Singapore	0.4	0.2

(18) Stockholders' Equity

        The Company's current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of its businesses and to return capital to stockholders through repurchases. As a result, the Company is not currently paying dividends on common stock.

Stock Repurchase Program

        To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market. The table below summarizes the Company's share repurchases beginning January 1, 2010 under its Board of Directors' authorizations:

		Amount Authorized by Board (Shares in millions)		Shares Remaining Under Board Authorization (millions)	Shares Repurchased Under Board Authorization
			Total Shares Purchased (millions)
	Expiration Date
Repurchase Program Authorization Date					2013	2012	2011
July 2010	none	4.0	4.0	—	—	—	2.9
October 2011	none	4.0	4.0	—	1.5	2.5	0.1
May 2013	none	4.0	0.5	3.5	0.5	—	—

Total shares repurchased under authorization					2.0	2.5	3.0

Cost (millions)					$28.2	$23.5	$38.9

Average share price					$14.05	$9.50	$13.09

        The Company also repurchased approximately 0.4 million, 0.3 million and 0.3 million shares of common stock during 2013, 2012 and 2011, respectively, to satisfy the minimum statutory employee withholding tax upon the net settlement of equity awards.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Employee and Non-Employee Director Stock and Benefit Plans

        The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by the Company's stockholders and became effective on May 8, 2007 (the "Effective Date") and was last amended and restated effective February 5, 2014. As of the Effective Date, the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan"), the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan") and the Stock Unit Award Program Subplan, as amended and restated (the "SUA Subplan" and, collectively with the Directors' Retainer Fee Subplan and the Directors' Equity Subplan, the "Subplans") were merged with and into the 2007 Plan. Since the Effective Date, the Subplans (except for the SUA Subplan which was frozen on January 1, 2009 as described below) have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made under the Directors' Equity Subplan and the Directors' Retainer Fee Subplan. In October 2008, the compensation committee adopted the Equity Deferral Award Program, another subplan under the 2007 Plan. This subplan was last amended and restated on February 5, 2014, is now known as the Variable Compensation Stock Unit Award Program Subplan, and continues to be a subplan under the 2007 Plan (the "VCSUA Subplan").

        Under the 2007 Plan, 10,468,208 shares of the Company's common stock are authorized. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Options that have been granted under the 2007 Plan are exercisable on dates ranging through February 2019. The 2007 Plan will remain in effect until May 7, 2017, unless terminated, or extended, by the Board of Directors with the approval of the Company's stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously- granted awards will remain outstanding in accordance with their applicable terms and conditions.

        In January 2006, the Board of Directors adopted the Directors' Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors' Equity Subplan was amended and restated on February 7, 2008 and more recently on April 30, 2012. The Directors' Equity Subplan provides for the grant of restricted stock unit awards to non-employee directors of the Company. Under the Directors' Equity Subplan, a newly appointed non-employee director will be granted restricted stock unit awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. Such initial restricted stock unit award will vest annually in three equal installments, beginning on the first anniversary of the date of grant. In addition, non-employee directors will be granted restricted stock unit awards valued at $72,000 annually on the day of each of the Company's annual meetings of stockholders at which directors are elected or reelected by the Company's stockholders. Such annual restricted stock unit awards will vest in full on the day immediately preceding the Company's next annual meeting of stockholders at which directors are elected or reelected by the Company's stockholders.

        Under the 2007 Plan, the Company is permitted to grant performance-based stock options, in addition to time-based option awards to employees and directors, however the Company did not grant any performance-based option awards under the 2007 Plan during the three years ended December 31, 2013. The Company did not grant any time-based option awards during 2013. Time-based option awards either vest in full on the third anniversary of the grant or annually in three equal installments, beginning on the first anniversary of the date of grant, in each case, if the employee has remained continuously employed or if the director has continued to serve on the board of directors from the grant date to the applicable vesting date. The Company recognizes share-based compensation expense

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(see Note 2, Summary of Significant Accounting Policies) for time-based option awards over the vesting period.

        The tables below summarize the Company's stock options as of December 31, 2013, 2012 and 2011 and changes during the years then ended:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	566,963	$32.30
Granted	252,464	17.16
Exercised	(111,792)	1.91
Forfeited	(180,665)	44.62

Outstanding at December 31, 2011	526,970	27.27
Granted	—	—
Exercised	—	—
Forfeited	(15,995)	43.15

Outstanding at December 31, 2012	510,975	26.77
Granted	—	—
Exercised	—	—
Forfeited	(167,649)	46.18

Outstanding at December 31, 2013	343,326	$17.29

Amount exercisable at December 31,
2013	262,017	$17.28
2012	319,793	32.53
2011	221,344	41.18

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.17 - 17.44	128,348	0.70	$14.68	111,284	$15.07
17.45 - 18.71	192,733	2.89	18.71	128,488	18.71
18.72 - 20.09	22,245	0.03	20.09	22,245	20.09

	343,326	3.62	$17.29	262,017	$17.28

        For the year ended December 31, 2013, the Company recorded share-based compensation expense of $0.6 million related to the Company's outstanding stock options, which was offset by related income tax benefits of approximately $0.3 million. For the year ended December 31, 2012, the Company recorded share-based compensation expense of $0.7 million related to the Company's outstanding stock options, which was offset by related income tax benefits of approximately $0.3 million. For the year ended December 31, 2011, the Company recorded an expense reversal of $0.2 million related to the recognition of forfeitures during the year, partially offset by income tax expense of $0.1 million.

        The weighted average remaining contractual term of stock options currently exercisable is 3.31 years.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        All of the stock options outstanding at December 31, 2013 were time-based.

        During 2013, no stock options were exercised and as a result the provision for income taxes did not include current tax benefits related to the exercise of stock options. During 2013, a tax shortfall related to cancellations of $0.3 million was recognized. During 2012, no stock options were exercised and as a result the provision for income taxes did not include current tax benefits related to the exercise of stock options. During 2012, a tax shortfall related to cancellations of $0.1 million was recognized. During 2011, only incentive stock options were exercised for which the Company does not receive a tax deduction.

        The following table summarizes information about stock options at December 31, 2013, 2012 and 2011:

($ in thousands, except per share amounts)	2013	2012	2011
Total intrinsic value of stock options exercised	—	—	$1,978
Weighted average grant date fair value of stock options granted during period, per share	—	—	6.44
Cash received from stock option exercises	—	—	0.2

        The total intrinsic value of outstanding and exercisable stock options at December 31, 2013 was $1.1 million and $0.9 million, respectively.

        As of December 31, 2013, there was $0.1 million of total unrecognized compensation costs related to outstanding stock options. These costs are expected to be recognized ratably over a weighted average period of approximately 0.24 years.

        Stock option exercises are settled from issuance of shares of the Company's common stock held in treasury to the extent available.

        Under the 2007 Plan, the Company is permitted to grant restricted share awards to employees. Generally, and except for awards granted under the VCSUA Subplan, restricted share awards granted since 2007 vest in one of the following manners: (a) cliff vest on the third anniversary of the grant date so long as the award recipient is employed on such date, or (b) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date (market-based restricted stock units). Accordingly, not all restricted shares awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over this three-year period or four-year period, as applicable.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        During 2010, in conjunction with the acquisition of Majestic Research Corp. ("Majestic"), the Company granted "employment inducement awards" under Section 303A.08 of the New York Stock Exchange Listed Company Manual ("Inducement Awards") to certain Majestic employees. Stock units for 319,674 shares vested, or shall vest, in equal installments on each of the first four anniversaries of the grant date of the awards. Stock units for 415,579 shares are performance-based and vested, or shall vest, over the first four anniversaries of the award grant dates, based upon achievement of certain metrics as of the first and second anniversaries of the award grant dates.

        During 2011, in conjunction with the acquisition of RSEG, the Company granted Inducement Awards to certain RSEG employees. Stock units for 181,623 shares vested in equal installments on December 31, 2011, 2012 and 2013 and stock units for 181,328 shares vested, or shall vest, in equal installments on each of the first three anniversaries of the grant date of the awards.

        The Company recorded share-based compensation expense of $13.0 million ($0.4 million of which was recorded in restructuring charges), $12.4 million ($0.5 million of which was recorded in restructuring charges), and $20.6 million ($2.3 million of which was recorded in severance and restructuring charges) for the years ended December 31, 2013, 2012 and 2011, respectively, related to restricted share awards which were offset by related income tax benefits of approximately $5.2 million, $5.0 million and $8.4 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of the Company's restricted share awards as of December 31, 2013, 2012 and 2011 and changes during the years then ended are presented below:

	Number of Shares underlying Performance-Based or Market-Based Restricted Stock Units	Number of Shares underlying Time- Based Restricted Stock Units	Total Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	982,881	1,952,442	2,935,323	19.44
Granted	128,208	1,214,964	1,343,172	16.65
Vested	(66,271)	(776,782)	(843,053)	23.29
Forfeited	(252,760)	(127,378)	(380,138)	16.71

Outstanding at December 31, 2011	792,058	2,263,246	3,055,304	17.49
Granted	216,740	1,176,006	1,392,746	10.63
Vested	(86,769)	(963,991)	(1,050,760)	17.99
Forfeited	(244,198)	(91,757)	(335,955)	26.10

Outstanding at December 31, 2012	677,831	2,383,504	3,061,335	13.25
Granted	91,932	931,879	1,023,811	12.00
Vested	(64,865)	(1,138,277)	(1,203,142)	14.47
Forfeited	(246,155)	(197,622)	(443,777)	12.20

Outstanding at December 31, 2013	458,743	1,979,484	2,438,227	$12.31

        At December 31, 2013, 45,668 of the outstanding restricted share awards were performance-based restricted stock units and 413,075 were market-based restricted stock units.

        As of December 31, 2013, there was $13.6 million of total unrecognized compensation cost related to outstanding restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 1.69 years. During 2013, restricted shares with a grant date fair value of approximately $15.7 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted share awards. There were no such tax benefits, but rather tax shortfalls of $1.2 million, $4.0 million and $2.2 million related to the vesting and cancellation of restricted share awards for the years ended December 31, 2013, 2012 and 2011, respectively. The tax shortfalls that occurred were the result of the tax deduction being less than the cumulative book compensation cost and are reflected as a decrease to additional paid-in capital.

        Under the 2007 Plan and the VCSUA Subplan, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the 2007 Plan and VCSUA Subplan as described above and are settled in cash. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the applicable vesting period. For the years ended December 31, 2013, 2012 and 2011, the Company recorded share-based compensation expense of $7.3 million, $2.6 million and $1.1 million, respectively related to phantom share awards offset by related tax benefits of $2.0 million, $0.7 million and $0.3 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of the Company's phantom share awards as of December 31, 2013, and changes during the year then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	259,370	18.51
Granted	205,760	18.67
Vested	(67,383)	19.21
Forfeited	—	—

Outstanding at December 31, 2011	397,747	18.47
Granted	447,353	11.33
Vested	(135,049)	19.46
Forfeited	(14,341)	17.21

Outstanding at December 31, 2012	695,710	13.72
Granted	249,365	12.01
Vested	(245,296)	14.52
Forfeited	(28,017)	14.92

Outstanding at December 31, 2013	671,762	$12.74

        At December 31, 2013, 74,207 of the outstanding phantom share awards were market-based.

        As of December 31, 2013, there was $6.9 million of total unrecognized compensation cost related to grants of phantom share awards. These costs are expected to be recognized over a weighted average period of approximately 1.68 years. Effective January 1, 2014, the Company will no longer be granting phantom share awards.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        While the Company did not record any additional share-based compensation costs during 2013 or 2012, approximately $0.2 million was reversed in 2011 as a result of forfeitures. Related income tax expense of less than $0.1 million was also recorded during 2011.

        A summary of activity under the SUA Subplan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	364,167	29.82
Granted	—	—
Vested	(288,917)	28.98
Forfeited	(3,670)	15.40

Outstanding at December 31, 2011	71,580	33.95
Granted	—	—
Vested	(71,580)	33.95
Forfeited	—	—

Outstanding at December 31, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2013	—	$—

        Shares issued under the SUA Subplan are from common shares held in treasury, to the extent available.

ITG Employee and Non-Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP"). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $255,000 during 2013. Prior to January 1, 2011, the RSP's features included a guaranteed Company contribution of 3% of eligible compensation, a discretionary Company contribution between 0% and 8% of eligible compensation based on consolidated Company profits for the year and a 66 2/3% Company matching contribution applied to a maximum of 6% of eligible compensation per year. Effective as of January 1, 2011, the guaranteed Company contribution of 3% was eliminated, and until December 31, 2011, the Company matching contribution applied to 50% of voluntary employee contributions, on a maximum of 6% of eligible compensation per year. Effective as

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of January 1, 2012, the Company matching contribution applies to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company's international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $4.6 million, $5.5 million and $6.6 million in 2013, 2012 and 2011, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

        Non-employee directors receive an annual retainer fee of $60,000, with the exception of the chairman who receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 33,010 units or shares, 39,571 units or shares, and 29,347 units in 2013, 2012 and 2011, respectively. At December 31, 2013, there were 131,855 deferred share units outstanding. The cost of the Directors' Retainer Fee Subplan was approximately $714,000, $854,000, and $769,000 in 2013, 2012 and 2011, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

        In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees to purchase shares of ITG common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share-based compensation expense related to the ESPP of $242,000, $390,000, and $451,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Shares distributed under the ESPP are newly-issued shares.

(20) Earnings (Loss) Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2013	2012	20111
Net income (loss) for basic and diluted earnings per share	$31,085	$(247,859)	$(179,789)

Shares of common stock and common stock equivalents:
Weighted average shares—basic	36,788	38,418	40,691
Effect of dilutive securities	1,326	—	—

Weighted average shares—diluted	38,114	38,418	40,691

Earnings (loss) per share:
Basic	$0.84	$(6.45)	$(4.42)

Diluted	$0.82	$(6.45)	$(4.42)

        At December 31, 2013 approximately 0.2 million share equivalents (based on the treasury stock method) were not included in the computation of diluted earnings per share because their effects

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would have been anti-dilutive. The impact of all 3.6 million common stock equivalents in both 2012 and 2011 was anti-dilutive due to the fact that the Company reported a loss.

(21) Commitments and Contingencies

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

  Lease Commitments

        The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2029. Rent expense for each of the years ended December 31, 2013, 2012 and 2011 was $17.6 million, $13.2 million and $12.9 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. Rent expense for 2013 includes duplicate rent charges of $2.6 million while the Company built-out its new headquarters and a charge of $2.3 million recorded in the second quarter of 2013 for the remaining rent expense at its old headquarters upon completion of the move. Rent expense for 2012 includes duplicate rent charges of $1.4 million. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2014	16,265
2015	16,288
2016	15,144
2017	9,367
2018	8,841
2019 and thereafter	74,228

Total	$140,133

  Other Commitments

        Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2013, the Company would be obligated to pay separation payments totaling $4.8 million.

        Pursuant to contracts expiring through 2018, the Company is obligated to purchase market data, maintenance and other services totaling $55.5 million.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) Segment Reporting

        The Company is organized into four geographic operating segments through which the Company's chief operating decision maker manages the Company's business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following types of products and services:

  •
  Electronic Brokerage—includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

  •
  Research, Sales and Trading—includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

  •
  Platforms—includes trade order and execution management software applications in addition to network connectivity

  •
  Analytics—includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
2013
Total revenues	$318,036	$74,994	$91,792	$45,979	$530,801
Income (loss) before income tax expense (1) (2) (3)	15,687	11,441	18,106	(2,179)	43,055
Identifiable assets	1,183,986	88,503	508,625	428,773	2,209,887
Capital purchases	28,367	1,188	3,323	671	33,549
Depreciation and amortization	43,017	3,437	6,012	1,140	53,606
Share-based compensation	10,932	6,852	2,223	854	20,861
2012
Total revenues	$321,379	$76,913	$67,266	$38,878	$504,436
(Loss) income before income tax expense (1) (2) (4)	(248,101)	10,397	(24,350)	(8,401)	(270,455)
Identifiable assets	1,238,822	99,625	518,335	339,977	2,196,759
Capital purchases	29,159	2,575	923	767	33,424
Depreciation and amortization	44,585	3,711	6,918	1,279	56,493
Share-based compensation	10,449	2,543	2,091	545	15,628
2011
Total revenues	$375,521	$85,550	$70,670	$40,296	$572,037
(Loss) income before income tax expense (1) (5) (6)	(222,337)	20,035	2,263	(6,589)	(206,628)
Identifiable assets	1,351,062	83,453	336,454	407,100	2,178,069
Capital purchases	18,684	1,525	1,448	1,200	22,857
Depreciation and amortization	47,004	2,882	7,636	1,535	59,057
Share-based compensation	16,436	1,076	1,509	1,135	20,156

(1)
In 2013, the Company incurred $1.6 million to implement a restructuring plan to close its technology research and development facility in Israel and migrate that function to an outsourced service provider model effective January 1, 2014. This plan primarily focused on reducing costs by limiting ITG's geographic footprint while maintaining the necessary technological expertise via a consulting arrangement. The Company also reduced previously-recorded 2012 and 2011 restructuring accruals of $1.6 million to reflect the sub-lease of previously-vacated office space and certain legal and other employee-related charges deemed unnecessary. During 2012, ITG implemented a restructuring plan to reduce operating costs by reducing workforce, market data and other general and administrative costs across ITG's businesses. The $9.5 million charge consisted entirely of employee separation costs. In 2011, the Company implemented a restructuring plan to improve margins and enhance shareholder returns primarily focused on reducing costs in workforce, consulting and infrastructure in the U.S. and Europe. The cost reduction plan resulted in a restructuring charge totaling $24.4 million for employee separation and lease consolidation costs.

(2)
During 2012, ITG began to build out and ready its new lower Manhattan headquarters while continuing to occupy its then-existing headquarters in midtown Manhattan and as a result incurred duplicate rent charges of $2.6 million in 2013 and $1.4 million in 2012.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
In the second quarter of 2013, ITG moved into its new headquarters and incurred a non-operating charge of $3.9 million, which included a reserve for the remaining lease obligation for the previous midtown Manhattan headquarters.

(4)
Loss before tax expense in 2012 includes the impact of a $274.3 million goodwill impairment charge. The segment breakdown of this charge is as follows: U.S. Operations—$245.1 million, European Operations—$28.5 million and Asia Pacific Operations—$0.7 million.

(5)
In 2011, goodwill with a carrying value of $470.1 million in the U.S. operating segment was deemed impaired and its fair value was determined to be $245.1 million, resulting in an impairment charge of $225.0 million. Also during 2011, the Company determined that the carrying value of its investment in Disclosure Insight, Inc. was fully impaired, resulting in a write-off of $4.3 million.

(6)
During 2011, the Company acquired Ross Smith Energy Group Ltd., a Calgary-based independent provider of research on the oil and gas industry. In connection with the acquisition, the Company incurred acquisition-related costs of $2.5 million, including legal fees, contract settlement costs and other professional fees.

        The table below details the total revenues for the products and services provided by our geographic segments (dollars in thousands):

	Year Ended December 31,
	2013	2012
Revenues:
Electronic Brokerage	$279,830	$250,882
Research, Sales and Trading	107,383	106,427
Platforms	96,127	99,334
Analytics	46,004	46,508
Corporate (non-product)	1,457	1,285

Total Revenues	$530,801	$504,436

        Prior to 2012, the Company considered all of its products and services as part of one integrated offering from each of its geographic segments. As a result, revenues by types of products and services for 2011 are not available.

        Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2013	2012	2011
Long-lived Assets at December 31,
United States	$116,812	$115,726	$360,309
Canada	5,676	7,174	6,873
Europe	11,413	10,260	40,052
Asia Pacific	2,046	2,305	3,162

Total	$135,947	$135,465	$410,396

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for the Company's quarterly operations in 2013 and 2012. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2013				(Unaudited) December 31, 2012
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$131,900	$127,558	$139,293	$132,050	$121,534	$119,617	$126,910	$136,375
Expenses:
Compensation and employee benefits	50,839	49,664	51,202	49,549	47,100	47,135	49,540	52,587
Transaction processing	19,971	19,790	22,499	21,532	19,965	19,336	19,649	22,223
Occupancy and equipment	15,940	15,821	20,720	16,541	16,892	16,033	15,063	14,649
Telecommunications and data processing services	13,142	12,649	13,718	14,098	15,037	15,034	14,712	15,067
Other general and administrative	20,544	18,351	19,760	18,776	21,049	21,220	23,597	22,677
Goodwill and other asset impairment	—	—	—	—	—	—	274,285	—
Restructuring charges	—	—	(75)	—	9,499	—	—	—
Interest expense	821	593	699	602	562	678	624	678

Total expenses	121,257	116,868	128,523	121,098	130,104	119,436	397,470	127,881

Income (loss) before income tax expense	10,643	10,690	10,770	10,952	(8,570)	181	(270,560)	8,494
Income tax expense (benefit)	981	2,975	5,684	2,330	(2,117)	(51)	(23,464)	3,036

Net income (loss)	$9,662	$7,715	5,086	$8,622	$(6,453)	232	$(247,096)	$5,458

Basic earnings (loss) per share	$0.27	$0.21	$0.14	$0.23	$(0.17)	$0.01	$(6.40)	$0.14

Diluted earnings (loss) per share	$0.26	$0.20	$0.13	$0.22	$(0.17)	$0.01	$(6.40)	$0.14

Basic weighted average number of common shares outstanding	36,287	36,544	36,956	37,378	37,709	38,301	38,607	39,112

Diluted weighted average number of common shares outstanding	37,685	37,781	38,000	38,615	37,709	39,252	38,607	40,303

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2013				(Unaudited) December 31, 2012
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	38.5	38.9	36.8	37.5	38.8	39.4	39.0	38.6
Transaction processing	15.1	15.5	16.2	16.3	16.4	16.2	15.5	16.3
Occupancy and equipment	12.1	12.4	14.9	12.5	13.9	13.4	11.9	10.7
Telecommunications and data processing services	10.0	9.9	9.8	10.7	12.4	12.6	11.6	11.0
Other general and administrative	15.6	14.4	14.2	14.2	17.3	17.7	18.6	16.6
Goodwill and other asset impairment	—	—	—	—	—	—	216.1	—
Restructuring charges	—	—	(0.1)	—	7.8	—	—	—
Interest expense	0.6	0.5	0.5	0.5	0.5	0.6	0.5	0.5

Total expenses	91.9	91.6	92.3	91.7	107.1	99.8	313.2	93.8

Income (loss) before income tax expense	8.1	8.4	7.7	8.3	(7.1)	0.2	(213.2)	6.2
Income tax expense (benefit)	0.7	2.3	4.1	1.8	(1.7)	(0.0)	(18.5)	2.2

Net income (loss)	7.3%	6.0%	3.7%	6.5%	(5.3)%	0.2%	(194.7)%	4.0%

(24) Subsequent Event

        On January 31, 2014, ITG Inc. as borrower, and Parent Company as guarantor entered into a new $150 million two-year revolving credit agreement (the "New Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The New Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. The terms and conditions of the New Credit Agreement are substantially the same as the initial Credit Agreement that matured on January 31, 2014 (see Note 14, Borrowings).

        The Term Loan, Master Lease Agreement and the BMO facility were all amended in January 2014 to require compliance with the financial covenants of the New Credit Agreement for as long as the New Credit Agreement is outstanding.

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2013.

        The effectiveness of ITG's internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, ITG's independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG's internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 17, 2014

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

        Included in Part II of this report:

(a)(2)  Schedules

        Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibits Number		Description
3.1		Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		Amended and Restated By-laws of the Company (incorporated by reference as Exhibit 3 to the Form 8-K dated February 15, 2007).
4.1		Form of Certificate for Common Stock of the Company (incorporated by reference as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1	+
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
10.2	*×
Credit Agreement, dated January 31, 2014 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent.
10.3		Lease, dated October 4, 1996 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.1
First Supplemental Agreement, dated as of January 29, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.4 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.2
Second Supplemental Agreement, dated as of November 25, 1997 between Spartan Madison Corp. and the Company (incorporated by reference as Exhibit 10.5.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).
10.3.3
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
10.4
Lease, dated as of February 24, 2012, between Brookfield Properties OLP Co. LLC and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.5
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference as Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.5.1	*	Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (2014).
10.6		Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 5, 2010).
10.6.1	*	Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (2014).

Exhibits Number		Description
10.7		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.7.1	*	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2014).
10.8
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
10.10
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Equity Deferral Award Program Subplan (incorporated by reference as Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.10.1
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (formerly the Equity Deferral Award Program Subplan) (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 8, 2011).
10.10.2	*
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (formerly the Equity Deferral Award Program Subplan) (2014).
10.11
Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2010) (incorporated by reference as Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.12
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and Executive Committee Members of the Company (2010) (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.13
Form of Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and certain employees of the Company (2011) (incorporated by reference as Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.14
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Equity Deferral Award Program Subplan between the Company and Executive Committee Members of the Company (2011) (incorporated by reference as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.15
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (incorporated by reference as Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.16
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (incorporated by reference as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibits Number		Description
10.17	*	Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2014).
10.18	*	Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2014).
10.19	*	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan.
10.20
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.21		Sixth Amended and Restated Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.3.21 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.21.1		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.3 to Form 10-Q dated November 8, 2007).
10.21.2
Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.14.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.21.3		Amended and Restated Investment Technology Group, Inc. Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Form 8-K dated October 14, 2008).
10.22		Form of Amended and Restated Change in Control Agreement (incorporated by reference as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.23
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.24		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.24.1		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.25		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.26
Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Annual Stock Units) for Non-Employee Directors (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.27		Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.7 to Form 10-Q dated November 8, 2007).

Exhibits Number		Description
10.28		Amended and Restated Employment Agreement, dated April 20, 2010, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.29
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
10.31
Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.1 to Form 10-Q dated August 7, 2008).
10.32
Separation Agreement dated as of February 3, 2010 between Howard C. Naphtali and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.33
Retirement Agreement and General Release, effective August 1, 2011 between Christopher Heckman and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2012)
10.34
Offer Letter dated as of September 14, 2011 between David J. Stevens and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 8, 2011).
10.35	^
Agreement, effective December 24, 2012, between David J. Stevens and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2012)
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

×
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on March 11, 2014.

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

Dated: March 13, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	March 17, 2014
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	March 17, 2014
/s/ STEVEN R. VIGLIOTTI Steven R. Vigliotti	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 17, 2014
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	March 17, 2014
/s/ MINDER CHENG Minder Cheng	Director	March 17, 2014
/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	March 17, 2014
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	March 17, 2014
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	March 17, 2014
/s/ STEVEN S. WOOD Steven S. Wood	Director	March 17, 2014