Form 10-K/A
period 2013-12-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2014-04-11
CIK 920424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2014 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

 EXPLANATORY NOTE

        Investment Technology Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission ("SEC") on March 17, 2014 (the "Original Filing") solely to (a) include a reference to the XBRL Taxonomy Extension Definition Linkbase Document in the Exhibit List in Item 15 that was inadvertently omitted in the Original Filing and (b) to correct typographical errors, as follows:

            (i)  Item 8: Amend (a) the Report of Independent Registered Public Accounting Firm relating to the consolidated financial statements on page 50 of the Original Filing (the "KPMG Financial Statement Report") to reflect the correct date of the referenced Report of Independent Registered Public Accounting Firm relating to the effectiveness of the Company's internal control over financial reporting (the "KPMG Internal Control Report"), which was the date of the Original Filing, March 17, 2014 and (b) the net amount for deposits received for securities loaned as of December 31, 2013 on page 74 of the Original Filing to "(15,968)" from "(15,698)";

           (ii)  Item 9A: Amend the KPMG Internal Control Report on page 99 of the Original Filing to reflect the correct date of the referenced KPMG Financial Statement Report, which was the date of the Original Filing, March 17, 2014; and

          (iii)  Item 15: Amend Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm) to reflect the correct date of the referenced KPMG Financial Statement Report and KPMG Internal Control Report, which, in each case, was the date of the Original Filing, March 17, 2014.

        This Amendment also hereby amends the date of the signature of the Chief Financial Officer on behalf of the Company on page 105 of the Original Filing, which was the date of the Original Filing, March 17, 2014.

        Although Items 8, 9A and 15 are restated in their entirety, this Amendment does not amend or otherwise update any information in the Original Filing, except as set forth above. Specifically, no information in the Company's financial statements was altered or restated. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing, if any.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Other revenues include: (1) income from principal trading in our Canadian Operations, including arbitrage trading, (2) the net spread on foreign exchange contracts entered into to facilitate equity trades by clients in different currencies, (3) the net interest spread earned on securities borrowed and loaned matched book transactions, (4) non-recurring consulting services, such as one-time implementation and customer-training-related activities, (5) investment and interest income, (6) interest income on securities borrowed in connection with customers' settlement activities and (7) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including client errors and accommodations).

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Based upon tests performed during the second quarter of 2012, the Company recorded an impairment charge of $274.3 million in connection with the goodwill allocated to its U.S., European and Asia Pacific reporting segments. This impairment charge reflected continued weakness in global institutional trading volumes and an increasingly uncertain outlook on then near-term business fundamentals as well as the length and severity of the decline in global institutional equity market

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activity. Consequently, the Company downwardly revised its earnings and cash flow forecasts to reflect adjusted expectations for a significantly slower recovery and more prolonged downturn in its global businesses and reduced the multiple used in its market approach to reflect the decline in industry market multiples. Although the revised forecasts continued to result in a fair value for the Canadian reporting unit that was well in excess of its carrying value (which did not include goodwill), the fair values for the U.S., European and Asia Pacific reporting units were determined to be below their carrying values, indicating potential impairment of the goodwill held in these units and requiring step two impairment testing. The step two valuation test yielded aggregate fair values for the tangible and (non- goodwill) intangible assets in each of these reporting units above their aggregate carrying values, which reduced the amount of the implied fair value attributable to goodwill. As a result, goodwill in each of these reporting units was determined to be fully impaired requiring the Company to record a goodwill impairment charge in the second quarter of 2012.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In accordance with ASU 2013-01, the following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of December 31, 2013:
Deposits paid for securities borrowed	$742,307	$—	$742,307	$742,083	$224
Deposits received for securities loaned	(737,789)	—	(737,789)	(721,821)	(15,968)
As of December 31, 2012:
Deposits paid for securities borrowed	798,228	—	798,228	789,317	8,911
Deposits received for securities loaned	(823,202)	—	(823,202)	(822,382)	(820)

(10) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2013	2012
Furniture, fixtures and equipment	$145,226	$142,235
Leasehold improvements	49,554	45,944

	194,780	188,179
Less: accumulated depreciation and amortization	128,609	133,190

Total	$66,171	$54,989

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Under the VCSUA Subplan, each eligible participant is granted a number of basic stock units on the date the year-end cash bonus would otherwise be paid to the participant equal to (i) the amount by which the participant's variable compensation is reduced as determined by the compensation committee, divided by (ii) the fair market value of a share of the Company's common stock on the date of grant. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 10% of the number of basic stock units granted (20% prior to 2012). Basic stock units under the VCSUA Subplan that are time-based vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company on each applicable vesting date. Matching stock units on time-based awards will vest 100% on the third anniversary of the date of grant, if the participant remains continuously

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employed by the Company through such vesting date. Basic units under the VCSUA Subplan that are market-based vest in equal installments on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90- day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date. Matching stock units on market-based awards will vest 100% on the fourth anniversary of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding the vesting date is greater than the 90-day average of the Company's common stock price preceding the grant date. All vested stock units are settled in shares of ITG common stock within 30 days after the date on which such matching stock units vest.

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

INVESTMENT TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of the Company's restricted share awards as of December 31, 2013, 2012 and 2011 and changes during the years then ended are presented below:

	Number of Shares underlying Performance- Based or Market-Based Restricted Stock Units	Number of Shares underlying Time-Based Restricted Stock Units	Total Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	982,881	1,952,442	2,935,323	19.44
Granted	128,208	1,214,964	1,343,172	16.65
Vested	(66,271)	(776,782)	(843,053)	23.29
Forfeited	(252,760)	(127,378)	(380,138)	16.71

Outstanding at December 31, 2011	792,058	2,263,246	3,055,304	17.49
Granted	216,740	1,176,006	1,392,746	10.63
Vested	(86,769)	(963,991)	(1,050,760)	17.99
Forfeited	(244,198)	(91,757)	(335,955)	26.10

Outstanding at December 31, 2012	677,831	2,383,504	3,061,335	13.25
Granted	91,932	931,879	1,023,811	12.00
Vested	(64,865)	(1,138,277)	(1,203,142)	14.47
Forfeited	(246,155)	(197,622)	(443,777)	12.20

Outstanding at December 31, 2013	458,743	1,979,484	2,438,227	$12.31

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

SUA Subplan

        Effective June 30, 2003, employees earning total cash compensation per annum of $200,000 and greater participated in the SUA Subplan, a mandatory tax- deferred compensation program, which merged into the 2007 Plan as referenced above. Under the SUA Subplan, these employee participants were required to defer receipt of (and thus taxation on) a graduated portion of participants' total cash compensation for units representing the Company's common stock equal in value to 130% of the compensation deferred. The units representing 100% of the total compensation deferred were at all times fully vested and non- forfeitable; however the units were restricted to settlement to common shares half of which were distributed on the third anniversary of the deferral and the remaining half on the sixth anniversary of the deferral. The match representing 30% of the compensation deferred was contingent only on employment with the Company and vested 50% on the third anniversary of the deferral and the remaining 50% on the sixth year of the deferral.

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

(20) Earnings (Loss) Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31 (dollars in thousands, except per share amounts):

	2013	2012	2011
Net income (loss) for basic and diluted earnings per share	$31,085	$(247,859)	$(179,789)

Shares of common stock and common stock equivalents:
Weighted average shares—basic	36,788	38,418	40,691
Effect of dilutive securities	1,326	—	—

Weighted average shares—diluted	38,114	38,418	40,691

Earnings (loss) per share:
Basic	$0.84	$(6.45)	$(4.42)

Diluted	$0.82	$(6.45)	$(4.42)

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

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
10.2	×
Credit Agreement, dated January 31, 2014 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2013).
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
10.5.1
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (2014) (incorporated by reference as Exhibit 10.5.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibits Number	Description
10.6	Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated August 5, 2010).
10.6.1
Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (2014) (incorporated by reference as Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.7	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.7.1
Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2014) (incorporated by reference as Exhibit 10.7.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
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
10.10.2
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (formerly the Equity Deferral Award Program Subplan) (2014) (incorporated by reference as Exhibit 10.10.2 to the Annual Report on Form 10-K for the year ended December 31, 2013).
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

Exhibits Number	Description
10.15	Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (incorporated by reference as Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.16
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (incorporated by reference as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.17
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2014) (incorporated by reference as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.18
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2014) (incorporated by reference as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.19	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2013).
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
10.24	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.24.1	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibits Number		Description
10.25		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
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
21.1		Subsidiaries of Company (incorporated by reference as Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
23.1	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification.
31.2	*	Rule 13a-14(a) Certification.
32.1	*	Section 1350 Certification.
101.INS	*	XBRL Report Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	*	XBRL Calculation Linkbase Document.

Exhibits Number		Description
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

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

Dated: April 11, 2014