Form 10-Q
period 2014-03-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2014-05-12
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2014

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

At April 16, 2014, the Registrant had 35,999,271 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, MATCH Now, POSIT and POSIT Alert are registered trademarks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and regulatory scrutiny, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired and our ability to attract and retain talented employees.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended), which you are encouraged to read.  Our 2013 Annual Report on Form 10-K (as amended) is also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$222,661	$261,897
Cash restricted or segregated under regulations and other	71,440	71,202
Deposits with clearing organizations	46,819	74,771
Securities owned, at fair value	8,583	7,436
Receivables from brokers, dealers and clearing organizations	1,265,104	1,018,342
Receivables from customers	1,229,605	591,004
Premises and equipment, net	63,611	66,171
Capitalized software, net	37,700	37,892
Intangibles, net	29,968	31,201
Income taxes receivable	1,245	54
Deferred taxes	31,104	34,130
Other assets	22,720	15,787
Total assets	$3,030,560	$2,209,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$162,054	$175,931
Short-term bank loans	27,059	73,539
Payables to brokers, dealers and clearing organizations	1,616,294	1,025,268
Payables to customers	762,399	469,264
Securities sold, not yet purchased, at fair value	3,943	2,953
Income taxes payable	15,407	14,805
Deferred taxes	186	363
Term debt	27,212	30,332
Total liabilities	2,614,554	1,792,455
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,191,351 and 52,158,374 shares issued at March 31, 2014 and December 31, 2013, respectively	522	522
Additional paid-in capital	230,806	240,057
Retained earnings	450,190	436,570
Common stock held in treasury, at cost; 16,195,036 and 16,005,500 shares at March 31, 2014 and December 31, 2013, respectively	(272,083)	(268,253)
Accumulated other comprehensive income (net of tax)	6,571	8,536
Total stockholders’ equity	416,006	417,432
Total liabilities and stockholders’ equity	$3,030,560	$2,209,887

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Commissions and fees	$108,424	$103,008
Recurring	26,280	25,340
Other	2,905	3,702
Total revenues	137,609	132,050

Expenses:
Compensation and employee benefits	51,177	49,549
Transaction processing	20,496	21,532
Occupancy and equipment	15,078	16,541
Telecommunications and data processing services	12,697	14,098
Other general and administrative	19,105	18,776
Interest expense	636	602
Total expenses	119,189	121,098
Income before income tax expense	18,420	10,952
Income tax expense	4,800	2,330
Net income	$13,620	$8,622

Earnings per share:
Basic	$0.38	$0.23
Diluted	$0.37	$0.22

Basic weighted average number of common shares outstanding	36,081	37,378
Diluted weighted average number of common shares outstanding	37,185	38,615

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net Income	$13,620	$8,622
Other comprehensive income, net of tax:
Currency translation adjustment	(1,965)	(5,294)
Other comprehensive income	(1,965)	(5,294)
Comprehensive income	$11,655	$3,328

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2014

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2014	$—	$522	$240,057	$436,570	$(268,253)	$8,536	$417,432

Net income	—	—	—	13,620	—	—	13,620
Other comprehensive income						(1,965)	(1,965)
Issuance of common stock for restricted share awards (865,750 shares), including a net excess tax benefit of $0.7 million	—	—	(13,442)	—	14,125	—	683
Issuance of common stock for the employee stock purchase plan (32,977 shares)	—	—	432	—	—	—	432
Shares withheld for net settlement of share-based awards (311,486 shares)	—	—	—	—	(5,238)	—	(5,238)
Purchase of common stock for treasury (743,800 shares)	—	—	—	—	(12,717)	—	(12,717)
Share-based compensation	—	—	3,759	—	—	—	3,759
Balance at March 31, 2014	$—	$522	$230,806	$450,190	$(272,083)	$6,571	$416,006

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from Operating Activities:
Net income	$13,620	$8,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	13,034	13,344
Deferred income tax expense	2,551	1,205
Provision for doubtful accounts	150	(157)
Share-based compensation	4,445	5,525

Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(11)	843
Deposits with clearing organizations	27,952	4,801
Securities owned, at fair value	(1,327)	(1,453)
Receivables from brokers, dealers and clearing organizations	(245,314)	(1,013,541)
Receivables from customers	(625,858)	(828,512)
Accounts payable and accrued expenses	(14,659)	(18,280)
Payables to brokers, dealers and clearing organizations	585,793	1,087,076
Payables to customers	283,887	716,571
Securities sold, not yet purchased, at fair value	1,158	1,399
Income taxes receivable/payable	411	9,178
Excess tax benefit from share-based payment arrangements	(990)	(156)
Other, net	(6,841)	(3,182)
Net cash provided by (used in) operating activities	38,001	(16,717)

Cash flows from Investing Activities:
Capital purchases	(2,589)	(15,784)
Capitalization of software development costs	(6,745)	(5,782)
Net cash used in investing activities	(9,334)	(21,566)

Cash flows from Financing Activities:
Repayments of long term debt	(3,120)	(1,856)
Proceeds from term loans	—	18,157
(Repayments of) proceeds from borrowing under short-term bank loans	(46,480)	25,339
Excess tax benefit from share-based payment arrangements	990	156
Common stock issued	429	482
Common stock repurchased	(12,717)	(8,953)
Shares withheld for net settlements of share-based awards	(5,238)	(3,562)
Net cash (used in) provided by financing activities	(66,136)	29,763

Effect of exchange rate changes on cash and cash equivalents	(1,767)	(3,457)
Net decrease in cash and cash equivalents	(39,236)	(11,977)
Cash and cash equivalents — beginning of year	261,897	245,875
Cash and cash equivalents — end of period	$222,661	$233,898

Supplemental cash flow information
Interest paid	$974	$688
Income taxes paid (refunded)	$1,838	$(8,018)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) Investment Technology Group Limited, an institutional broker-dealer in Europe, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc., a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

Our business is organized into four reportable operating segments (see Note 14, Segment Reporting, to the condensed consolidated financial statements):

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (as amended).

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	5,566	5,566	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	4,193	4,193	—	—
Mutual funds	4,390	4,390	—	—
Total	$14,182	$14,182	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	3,943	3,943	—	—
Total	$3,943	$3,943	$—	$—

December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	2,695	2,695	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,894	2,894	—	—
Mutual funds	4,542	4,542	—	—
Total	$10,164	$10,164	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,953	2,953	—	—
Total	$2,953	$2,953	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following March 31, 2014, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at March 31, 2014 and December 31, 2013 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2013 Restructuring

In the second quarter of 2013, the Company implemented a strategic plan to close its technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.

Activity and liability balances recorded as part of the 2013 restructuring plan through March 31, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$235	$100	$335
Cash payments	(14)	—	(14)
Other	—	—	—
Balance at March 31, 2014	$221	$100	$321

The remaining accrued costs are expected to be paid during 2014.

2012 Restructuring

In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs.

Activity and liability balances recorded as part of the 2012 restructuring plan through March 31, 2014 are as follows (dollars in thousands):

Employee separation costs
Balance at December 31, 2013	$75
Utilized—cash	(6)
Other	—
Balance at March 31, 2014	$69

The remaining accrued costs are expected to be paid by the end of 2014.

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through March 31, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$7	$1,567	$1,574
Utilized - cash	(7)	(248)	(255)
Balance at March 31, 2014	$—	$1,319	$1,319

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through March 31, 2014 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2013	$1,784
Utilized—cash	(87)
Balance at March 31, 2014	$1,697

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”) or agreements for proprietary accounts of broker dealers (“PABs”), (iii) funds on deposit for European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting the Company’s Australian and Israeli lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Corporate stocks—trading securities	$4,193	$2,894	$3,943	$2,953
Mutual funds	4,390	4,542	—	—
Total	$8,583	$7,436	$3,943	$2,953

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

During the three months ended March 31, 2014, no uncertain tax positions were resolved.

The Company had unrecognized tax benefits for tax positions taken of $15.5 million and $13.1 million at March 31, 2014 and December 31, 2013, respectively.  The Company had accrued interest expense of $2.4 million and $2.2 million, net of related tax effects, related to unrecognized tax benefits at March 31, 2014 and December 31, 2013, respectively.

(7) Intangibles

Acquired other intangible assets consisted of the following at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$8,400	$—	$8,400	$—	—
Customer-related intangibles	27,851	9,481	27,851	8,923	13.1
Proprietary software	21,501	18,596	21,501	17,921	6.4
Trading rights	243	—	243	—	—
Other	50	—	50	—	—
Total	$58,045	$28,077	$58,045	$26,844

At March 31, 2014, indefinite-lived intangibles not subject to amortization amounted to $8.7 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $1.2 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2014, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Broker-dealers	$585,518	$254,031	$852,857	$284,681
Clearing organizations	3,326	23,033	71,547	2,798
Securities borrowed	677,413	742,307	—	—
Securities loaned	—	—	691,890	737,789
Allowance for doubtful accounts	(1,153)	(1,029)	—	—
Total	$1,265,104	$1,018,342	$1,616,294	$1,025,268

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Customers	$1,230,746	$592,139	$762,399	$469,264
Allowance for doubtful accounts	(1,141)	(1,135)	—	—
Total	$1,229,605	$591,004	$762,399	$469,264

Securities Borrowed and Loaned

As of March 31, 2014, securities borrowed as part of the Company’s matched book operations with a fair value of $653.7 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, respectively, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Interest earned	$4,403	$2,926
Interest incurred	(3,066)	(2,053)
Net	$1,337	$873

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

In accordance with ASU 2013-01, the following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of March 31, 2014:
Deposits paid for securities borrowed	$677,413	$—	$677,413	$676,994	$419
Deposits received for securities loaned	(691,890)	—	(691,890)	(672,086)	(19,804)
As of December 31, 2013:
Deposits paid for securities borrowed	$742,307	$—	$742,307	$742,083	$224
Deposits received for securities loaned	(737,789)	—	(737,789)	(722,091)	(15,698)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2014	December 31, 2013
Accrued research payables	$60,708	$52,015
Accrued compensation and benefits	22,145	47,622
Accrued rent	19,701	19,938
Trade payables	19,014	15,222
Deferred revenue	13,468	12,533
Accrued restructuring	3,406	3,768
Deferred compensation	4,395	4,552
Accrued transaction processing	2,666	2,972
Other	16,551	17,309
Total	$162,054	$175,931

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At March 31, 2014, there was $27.1 million outstanding under these facilities at a weighted average interest rate of approximately 2.0%, associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement.   ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”) as guarantor, maintained a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent that matured on January 31, 2014.  On January 31, 2014, ITG Inc. as borrower, and Parent Company as guarantor entered into a new $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. At March 31, 2014, there were no amounts outstanding under the Credit Agreement.

Term Debt

At March 31, 2014, term debt is comprised of the following (dollars in thousands):

Term loan	$7,428
Obligations under capital lease	19,784
Total	$27,212

On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement (“Term Loan Agreement”) with Banc of America Leasing & Capital, LLC (“Bank of America”). The four-year term loan established under this agreement (“Term Loan”) is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing was to provide capital for strategic initiatives.

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

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	March 31,
	2014	2013
Three Months Ended
Net income for basic and diluted earnings per share	$13,620	$8,622
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	36,081	37,378
Effect of dilutive securities	1,104	1,237
Average common shares used in diluted computation	37,185	38,615
Earnings per share:
Basic	$0.38	$0.23
Diluted	$0.37	$0.22

Earnings per share computations for each of the three months ended March 31, 2014 and 2013 did not include anti-dilutive equity awards of approximately 0.3 million shares and 1.2 million shares, respectively.

(12) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2014
Currency translation adjustment	$6,571	$—	$6,571
Total	$6,571	$—	$6,571

December 31, 2013
Currency translation adjustment	$8,536	$—	$8,536
Total	$8,536	$—	$8,536

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since there is currently no need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends.

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

Net capital balances and the amounts in excess of required net capital at March 31, 2014 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$88.6	$87.6
AlterNet	5.4	5.2
ITG Derivatives	4.2	3.2

As of March 31, 2014, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2014, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$40.1	$39.6
European Operations
Europe	72.1	37.1
Asia Pacific Operations
Australia	15.4	7.5
Hong Kong	27.4	11.4
Singapore	0.4	0.2

(14) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•                  Electronic Brokerage — includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research, Sales and Trading — includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

•                  Analytics — includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation.

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2013. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction. Recurring revenues are principally attributed based upon the location of the client using the respective service.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended March 31, 2014
Total revenues	$75,667	$19,336	$32,832	$9,774	$137,609
Income (loss) before income tax expense (benefit)	4,848	4,559	10,742	(1,729)	18,420
Identifiable assets	1,068,577	97,016	1,268,145	596,822	3,030,560
Three Months Ended March 31, 2013
Total revenues	$81,243	$18,544	$20,950	$11,313	$132,050
Income (loss) before income tax expense (benefit) (1)	5,740	2,576	3,501	(865)	10,952
Identifiable assets	1,888,817	97,632	1,271,052	743,862	4,001,363

(1)           Income before income tax expense for the three months ended March 31, 2013 for the U.S. Operations includes the impact of $1.3 million in duplicate rent charges related to the build-out of the Company’s new U.S. headquarters in New York City.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Electronic Brokerage	$72,883	$69,648
Research, Sales and Trading	29,245	25,413
Platforms	23,733	25,099
Analytics	11,450	11,670
Corporate (non-product)	298	220
Total Revenues	$137,609	$132,050

(15)                          Off-Balance Sheet Risk and Concentration of Credit Risk

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear equities and/or derivative contracts. The Company also accesses certain clearing houses through the memberships of third parties. Associated with these memberships and third-party relationships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing houses. While the rules governing different exchange or clearing house memberships vary, in general, the Company’s obligations would arise only if the exchanges and clearing houses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company’s consolidated financial statements.

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

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 14, Segment Reporting, to the consolidated financial statements). Our four operating segments provide the following categories of products and services:

•                  Electronic Brokerage — includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research, Sales and Trading — includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

•                  Analytics — includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation

Sources of Revenues

Revenues from our products and services are generated from commissions and fees, recurring (subscriptions) and other sources.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and alternative trading systems whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications in addition to commission sharing arrangements for our ITG Single Ticket Clearing Service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” as such term is defined in SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain unique and/or non-operating items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management’s control. Management believes that the following non-GAAP financial measures described below provide investors and analysts useful insight into our financial position and operating performance.

Adjusted expenses and adjusted net income together with related per share amounts are non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted expenses and adjusted net income to expenses and net income and related per share amounts as determined in accordance with U.S. GAAP for the three months ended March 31, 2013 are provided below (dollars in thousands except per share amounts).

Three Months Ended March 31, 2013	Consolidated	U.S. Operations
Total revenues	$132,050	$81,243

Total expenses	121,098	75,503
Less:
Duplicate rent charges (a)	(1,331)	(1,331)
Adjusted operating expenses	119,767	74,172

Income before income tax benefit	10,952	5,740
Effect of adjustment	1,331	1,331
Adjusted pre-tax operating income	12,283	7,071

Income tax expense	2,330
Tax effect of adjustment	547
Adjusted operating income tax expense	2,877

Net income	8,622
Net effect of adjustment	784
Adjusted operating net income	$9,406

Diluted earnings per share	$0.22
Net effect of adjustment	0.02
Adjusted diluted operating earnings per share	$0.24

(a)         During the fourth quarter of 2012, we began to build out and ready our new lower Manhattan headquarters while continuing to occupy our then-existing headquarters in midtown Manhattan and as a result incurred duplicate rent charges, which are included in Occupancy and equipment in the Condensed Consolidated Statements of Operations.

Executive Summary for the Quarter Ended March 31, 2014

Consolidated Overview

A second consecutive record quarter of revenues and profitability in Europe, together with a continued focus on cost management drove our earnings per share to the highest level in over four years. We continue to realize the benefits of the targeted investments we have made in our international capabilities and the enhanced operating efficiency we have established through a focus on the profitability of our products and services. Our net income for the first quarter of 2014 was $13.6 million, or $0.37 per diluted share compared to net income of $8.6 million, or $0.22 per diluted share, and adjusted net income of $9.4 million, or $0.24 per diluted share in the first quarter of 2013 (see Non-GAAP financial measures.). Revenues grew to $137.6 million, 4% higher than the first quarter of 2013 driven by strong growth in Europe. Even with the incremental variable costs associated with higher revenues, we were able to reduce expenses by 2% and 1%, respectively compared to expenses and adjusted expenses in the first quarter of 2013 (see Non-GAAP financial measures).

Our growth in European trading volumes over the first quarter of 2014 significantly outpaced the growth in market-wide trading, contributing to profit levels being three times greater than the amount from the first quarter of 2013. Our European results continue to reflect the investments we made in our infrastructure and in our global product capabilities, including global POSIT Alert, together with the continuation of our cost discipline.

While business conditions in the U.S. are beginning to show signs of improvement, including a 6% growth in market-wide volumes compared to the first quarter of 2013, they are still somewhat challenging as compared to historical standards.  Domestic equity funds saw net inflows of almost $19 billion during the first quarter of 2014 following net inflows of $18 billion during 2013   (according to the Investment Company Institute). While positive, domestic fund flows do not appear to have reached an inflection point following the historic net outflows of $159 billion in 2012 (according to the Investment Company Institute).

Given the continued uncertainty surrounding the U.S. equity trading environment in the foreseeable future, we will continue to look for efficiencies in our business model while we selectively invest in initiatives to grow our business. The measures we have taken to expand our international capabilities and to build further operating leverage into our business model has improved our competitive position relative to other agency brokers and positions us well for the global environment.

Segment Discussions

Despite the 6% increase in the overall combined average daily market volume of NYSE- and NASDAQ-listed securities during the first quarter, our U.S. average daily executed volume during the same period was 164.3 million shares per day, down 15% versus the first quarter of 2013.  While our volumes are predominantly institutional, overall market volumes are heavily influenced by other factors such as the amount of retail and high frequency trading in the mix, as well as the current resurgence of initial public offerings, which provides a near-term competitive advantage to firms who provide both investment banking and brokerage services.  In addition, reported U.S. volumes were also higher in the first quarter of 2014 due to the inclusion of odd lot trades (trades less than 100 shares) in consolidated volume reporting, which began in December 2013.

We partially mitigated the impact of lower volumes with an increase in our average revenue per share. Our first quarter 2014 average U.S. revenue per share was 47 mils, up from 46 mils in the first quarter of 2013, even as the proportion of lower-rate sell-side volume rose to 51% from 49% in the first quarter of 2013. We saw an increase in our average revenue per share from buy-side clients compared to the first quarter of 2013 due in part to the growth in high-touch trading commissions on which we earn higher rates, a higher proportion of our volume coming from clients using our POSIT Alert block crossing system as well as through more clients paying for research through trading at a higher bundled rate. We are also continuing to focus on expense management in the U.S. to enhance profitability, with total U.S. expenses down 6% and 5%, respectively, compared to expenses and adjusted expenses in the first quarter of 2013 (see Non-GAAP financial measures).

Average daily trading volumes on all Canadian markets increased 11% from the first quarter of 2013 while commissions and fees from our Canadian Operations grew by 4% in U.S. dollar terms and 14% in local currency terms. The growth in commissions and fees from our Canadian Operations was driven by significantly higher MATCH Now volumes and an increase in high-touch trading commissions, more than offsetting lower revenue per share from clients using our electronic brokerage services.

Daily European market-wide trading activity was 21% higher compared to the first quarter of 2013 and was at the highest level since the third quarter of 2011. European stock indices continued to move higher during the quarter and there was a continued increase in regional initial public offerings. In this favorable environment, our growth in European commissions and fees of 68% as compared to that of the first quarter of 2013 significantly outpaced the growth in overall market-wide activity due to investments in our local infrastructure and our global product suite as well as our efforts to diversify our client base and grow liquidity in POSIT. Compared to the first quarter of 2013, average daily value executed in POSIT more than doubled, while the average daily value traded in POSIT Alert jumped over 200%. Our record revenues coupled with improved margins from a higher crossing rate in POSIT and our efforts to reduce settlement and clearing costs significantly improved our reported results in the region.

With the exception of Japan, lower market-wide trading activity was seen across all key markets in the Asia-Pacific region with market-wide value traded in Hong Kong, Australia and Korea decreasing 6%, 3% and 6%, respectively, in local currency terms compared to the first quarter of 2013.  Our regional commissions and fees decreased 9%, adversely impacted by the lower overall market trading activity, particularly in Australia, where our value traded fell 27%, reflecting, in part, domestic fund managers allocating commissions to brokers providing research and investment banking in the hope of favorable allocations in anticipation of an active initial public offering market. Our results in the region were also negatively impacted by client trade accommodations of $0.9 million, reducing other revenues.

Capital Resource Allocation

During the first quarter of 2014, we returned $12.7 million to stockholders through the repurchase of 743,800 shares at an average price of $17.10. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to stockholders depending on market conditions.

Results of Operations — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$54,529	$60,836	$(6,307)	(10)
Recurring	19,127	18,558	569	3
Other	2,011	1,849	162	9
Total revenues	75,667	81,243	(5,576)	(7)

Expenses:
Compensation and employee benefits	32,452	30,723	1,729	6
Transaction processing	8,940	11,415	(2,475)	(22)
Other expenses	28,791	32,763	(3,972)	(12)
Interest expense	636	602	34	6
Total expenses	70,819	75,503	(4,684)	(6)
Income before income tax expense	$4,848	$5,740	$(892)	(16)

Commissions and fees decreased 10% as a result of a 15% reduction in our average daily trading volumes that was partially offset by a 2% increase in our average revenue per share to $0.0047 and one additional trading day in the current period.  The increase in our average revenue per share was achieved despite an increase in the proportion of volumes being executed by sell-side clients to 51% compared to 49% during the three months ended March 31, 2013. Our average revenue per share from buy-side clients increased compared to the first quarter of 2013 due in part to the growth in high-touch trading commissions on which we earn higher rates, a higher proportion of our volume coming from clients using our POSIT Alert block crossing system as well as through more clients paying for research through trading at a higher bundled rate.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2014	2013	Change	% Change
Total trading volume (in billions of shares)	10.0	11.6	(1.6)	(14)
Trading volume per day (in millions of shares)	164.3	193.3	(29.0)	(15)
Average revenue per share	$0.0047	$0.0046	$0.0001	2
U.S. market trading days	61	60	1	2

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues increased due to an increase in investment research subscriptions, offset by the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees.

Other revenues increased $0.2 million due primarily to an increase in revenues generated by our stock loan matched book transactions.

Total expenses in the first quarter of 2014 declined 6%.  The first quarter 2013 included $1.3 million of duplicate rent charges  associated with building out our new headquarters in lower Manhattan while we still occupied our then existing headquarters in midtown Manhattan.  Total expenses declined 5% compared to the first quarter of 2013 if these charges are excluded (see Non-GAAP Financial Measures).

Compensation and employee benefits increased as a result of higher incentive-based compensation to our management team associated with increased global profitability.

Transaction processing costs declined 22%, more than the 10% decline in commissions and fees due to lower options volumes, which incur higher costs for us and, lower execution costs from client use of our Smart Limit Algorithm technology, which improves performance for clients by trading more passively. As a percentage of commissions and fees, transaction processing costs declined to 16.4% compared to 18.8% during the first quarter of 2013.

Other expenses decreased $4.0 million, of which $1.3 million represented the impact of duplicate rent charges incurred during the prior-year period as described above.  In addition, we incurred lower data center, market data and connectivity costs resulting from our cost reduction initiatives, as well as lower software amortization, marketing and consulting costs.  These reductions were partially offset by an increase in legal fees.

Interest expense primarily relates to interest cost on our term debt and commitment fees relating to our $150 million revolving credit facility, including debt issuance cost amortization.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$15,079	$14,500	$579	4
Recurring	2,460	2,172	288	13
Other	1,797	1,872	(75)	(4)
Total revenues	19,336	18,544	792	4

Expenses:
Compensation and employee benefits	5,706	6,200	(494)	(8)
Transaction processing	2,566	2,913	(347)	(12)
Other expenses	6,505	6,855	(350)	(5)
Total expenses	14,777	15,968	(1,191)	(7)
Income before income tax expense	$4,559	$2,576	$1,983	77

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $1.7 million and $1.2 million, respectively, resulting in a decrease of $0.5 million to pre-tax income.

Canadian commissions and fees increased 4%, as an increase in sell-side volumes trading in MATCH Now and an increase in high-touch desk commissions were partially offset by a decrease in average revenue per share from clients using our electronic brokerage services and an unfavorable currency translation impact of $1.3 million.

Recurring revenues increased due to increases in research subscription revenues and our billing for market data consumed by clients.

Other revenues decreased due to an increase in losses on client trade facilitations, partially offset by additional income earned on foreign exchange transactions and on principal trading.

Compensation and employee benefits costs decreased primarily due to a decrease in share-based compensation and currency translation, partially offset by an increase in incentive-based compensation associated with improved performance. Historical awards granted to Canada-based employees are settled in cash and as such the related expense fluctuates based on changes in the market price of our stock, which increased more than 20% in the first quarter of 2013, thus increasing the expense in that period.  Awards granted to Canada-based employees in 2014 will be settled through the issuance of our stock, which will be expensed based on fixed grant date fair value accounting and thus will reduce the variable nature of these charges over time.

Transaction processing costs decreased due to the impact of lower execution costs as a higher percentage of our volume was executed in MATCH Now and the impact of currency translation.

The decrease in other expenses was primarily driven by lower connectivity and market data costs from our cost reduction efforts and the impact of currency translations.

European Operations

	Three Months Ended March 31,
$ in thousands	2014	2013	Change	% Change
Revenues
Commissions and fees	$29,721	$17,700	$12,021	68
Recurring	3,173	3,223	(50)	(2)
Other	(62)	27	(89)	(330)
Total revenues	32,832	20,950	11,882	57

Expenses:
Compensation and employee benefits	8,471	7,707	764	10
Transaction processing	6,458	4,413	2,045	46
Other expenses	7,161	5,329	1,832	34
Total expenses	22,090	17,449	4,641	27
Income before income tax expense	$10,742	$3,501	$7,241	207

Currency translation from a stronger British Pound increased total European revenues and expenses by $2.2 million and $1.6 million, respectively, resulting in an increase of $0.6 million to pre-tax income.

While daily European market-wide value traded increased 21%, according to BATS, to the highest level since the third quarter of 2011, the 68% growth in our European commissions and fees far outpaced that rate. We are continuing to benefit from the investments we have made in our infrastructure and our product suite resulting in increased activity from buy-side and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT, and from buy-side clients using our POSIT Alert block crossing system. We also saw increased commissions from the use of high-touch portfolio trading services. Commissions and fees also benefitted by $1.9 million from favorable currency translation.

Recurring and other revenues fell slightly year-on-year due to the impact of OMS client attrition and an increase in errors and client accommodations, which totaled $0.1 million in the first quarter of 2014.

Compensation and employee benefits expense increased due primarily to increased incentive-based compensation related to improved performance, offset in part by the impact of $1.1 million in lower compensation associated with outsourcing our research and development facility in Israel to a third-party service provider.

Transaction processing costs increased 46% due to the significant increase in value traded, but fell as a percentage of commissions and fees due to the impact of a higher percentage of our value traded crossed in POSIT and our initiatives to reduce settlement and clearing costs.

Other expenses increased due primarily to the impact of $0.5 million in higher consulting costs, net of capitalization, from outsourcing our research and development facility in Israel to a third-party service provider, higher facility costs relating to our new London office, higher charges for historical market data and the impact of currency translation.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$9,095	$9,972	$(877)	(9)
Recurring	1,520	1,387	133	10
Other	(841)	(46)	(795)	(1,728)
Total revenues	9,774	11,313	(1,539)	(14)

Expenses:
Compensation and employee benefits	4,548	4,919	(371)	(8)
Transaction processing	2,532	2,791	(259)	(9)
Other expenses	4,423	4,468	(45)	(1)
Total expenses	11,503	12,178	(675)	(6)
Loss before income tax benefit	$(1,729)	$(865)	$(864)	(100)

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.5 million and $0.6 million, respectively, resulting in an increase of $0.1 million to our pre-tax loss.

Asia Pacific commissions and fees decreased from the prior-year period due primarily to the decrease in value traded in Australia and unfavorable currency translation of $0.6 million.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the decrease in other revenues is due to an increase in client trade accommodations of $0.9 million.

Compensation and employee benefits declined due to a reduction in incentive compensation and the impact of currency translation.

Transaction processing costs decreased as a result of the decrease in value traded. The decrease in other expenses reflects reductions in rental expense and lower foreign currency transaction losses, partially offset by an increase in charges for historical market data.

Consolidated income tax expense

Our effective tax rate was 26.1% in the first quarter of 2014 compared to 21.3% in the first quarter of 2013.  The rate in 2014 remained relatively low as a significantly higher portion of our income came from our European Operations, which are taxed at a lower rate. This reduction in rate was partially offset by a higher U.S. effective tax rate in the first quarter of 2014 due in part to tax legislation extending the research and experimental tax credit into 2014 not being passed and a lower U.S. effective tax rate in the first quarter of 2013 due to the recording of the full year 2012 research and experimentation credit in such quarter due again to the timing of tax legislation. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets are liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At March 31, 2014, unrestricted cash and cash equivalents totaled $222.7 million. Included in this amount is $108.8 million of cash and cash equivalents held by subsidiaries outside the United States.

Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2014, we had interest-bearing security deposits totaling $46.8 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2014, we entered into a new $150 million two-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $28.7 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$13,620	$8,622
Non-cash items included in net income	20,180	19,917
Effect of changes in receivables/payables from/to customers and brokers	(1,492)	(38,406)
Effect of changes in other working capital and operating assets and liabilities	5,693	(6,850)
Net cash used in operating activities	$38,001	$(16,717)

The positive cash flow from operating activities during the first quarter of 2014 was driven by the combination of our net income and operating cash flow adjustments.  These increases were offset in part by a $46.5 million net repayment of short-term bank loans used to support our settlement activities that is included in financing activities below.

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

Investing Activities

Net cash used in investing activities of $9.3 million includes our investments in software development projects, computer hardware and software.

Financing Activities

Net cash used in financing activities of $66.1 million primarily reflects net repayments of our short-term bank borrowings that are used to support our settlement activities and repayments of our long-term debt, repurchases of ITG common stock, and shares withheld for net settlements of share-based awards.

On January 31, 2014, ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”) as guarantor entered into a new $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. The terms and conditions of the Credit Agreement are substantially the same as the initial Credit Agreement that matured on January 31, 2014.

During the first three months of 2014, we repurchased approximately 1.1 million shares of our common stock at a cost of $18.0 million, which was funded from our available cash resources. Of these shares, 0.7 million were purchased under our Board of Directors’ authorization for a total cost of $12.7 million (average cost of $17.10 per share). An additional 0.3 million shares repurchased ($5.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2014, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

Net capital balances and the amounts in excess of required net capital at March 31, 2014 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess Net Capital
U.S. Operations
ITG Inc.	$88.6	$87.6
AlterNet	5.4	5.2
ITG Derivatives	4.2	3.2

As of March 31, 2014, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under Proprietary Accounts for Broker Dealers agreements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2014, is summarized in the following table (dollars in millions):

	Net Capital	Excess Net Capital
Canadian Operations
Canada	$40.1	$39.6
European Operations
Europe	72.1	37.1
Asia Pacific Operations
Australia	15.4	7.5
Hong Kong	27.4	11.4
Singapore	0.4	0.2

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

As of March 31, 2014, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2013.

Critical Accounting Estimates

There has been no significant change to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2013 (as amended). There has been no material change in this information.

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

1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2013. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2014, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2014
To: January 31, 2014	—	$—	—	3,447,440

From: February 1, 2014
To: February 28, 2014	869,072	16.80	560,000	2,887,440

From: March 1, 2014
To: March 31, 2014	186,214	18.00	183,800	2,703,640

Total	1,055,286	$17.01	743,800

(a) This column includes the acquisition of 311,486 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first three months of 2014, we repurchased approximately 1.1 million shares of our common stock at a cost of $18.0 million, which was funded from our available cash resources. Of these shares, 0.7 million were purchased under our Board of Directors’ authorization for a total cost of $12.7 million (average cost of $17.10 per share). An additional 0.3 million shares repurchased ($5.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2014, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.7 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 12, 2014	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant