Form 10-K/A
period 2013-12-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2014-06-19
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2013: $506,073,889	Number of shares outstanding of the Registrant’s Class of common stock at February 19, 2014: 35,839,452

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2014 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

EXPLANATORY NOTE

Investment Technology Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014 (the “Original Filing”) as amended by the Form 10-K/A filed with the SEC on April 11, 2014 (the “First Amendment”) in connection with the withdrawal of its application for confidential treatment of the redacted portions of Exhibit 10.2 to the Original Filing for which the Company had previously sought confidential treatment pursuant to applications under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, and Rule 406 under the Securities Act of 1933, as amended.  An unredacted copy of Exhibit 10.2 that includes the previously-redacted information for which the Company has withdrawn its request for confidential treatment is attached as Exhibit 10.2 to this Amendment.

Although Item 15 is restated in its entirety, this Amendment does not amend or otherwise update any information in the Original Filing, except as set forth above.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the First Amendment and with our filings with the SEC subsequent to the Original Filing and the First Amendment.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)                  Financial Statements

The Consolidated Financial Statements and related Notes and the Report of Independent Registered Public Accounting Firm are included in Item 8 of the Original Filing and the First Amendment.

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
10.1+

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

10.2×

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
10.23

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference as Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).

10.24	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.24.1	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.25	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).

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

10.33

Retirement Agreement and General Release, effective August 1, 2011 between Christopher Heckman and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2012).

10.34

Offer Letter dated as of September 14, 2011 between David J. Stevens and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 8, 2011).

10.35^

Agreement, effective December 24, 2012, between David J. Stevens and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2012).

21.1	Subsidiaries of Company (incorporated by reference as Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
23.1	Consent of KPMG LLP (incorporated by reference as Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
31.1*	Rule 13a-14(a) Certification.
31.2*	Rule 13a-14(a) Certification.
32.1	Section 1350 Certification (incorporated by reference as Exhibit 32.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
101.INS	XBRL Report Instance Document (incorporated by reference as Exhibit 101.INS to the Annual Report on Form 10-K for the year ended December 31, 2013).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference as Exhibit 101.SCH to the Annual Report on Form 10-K for the year ended December 31, 2013).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (incorporated by reference as Exhibit 101.PRE to the Annual Report on Form 10-K for the year ended December 31, 2013).
101.CAL	XBRL Calculation Linkbase Document (incorporated by reference as Exhibit 101.CAL to the Annual Report on Form 10-K for the year ended December 31, 2013).
101.LAB	XBRL Taxonomy Label Linkbase Document (incorporated by reference as Exhibit 101.LAB to the Annual Report on Form 10-K for the year ended December 31, 2013).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference as Exhibit 101.DEF to the Annual Report on Form 10-K for the year ended December 31, 2013).

+                                         Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 28, 2011.  The omitted portions have been filed separately with the SEC as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

×                                         This exhibit was filed with the Original Filing and is being re-filed as an exhibit hereto in unredacted form.

^                                          Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on March 5, 2013.  The omitted portions have been filed separately with the SEC as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*                                         Filed herewith.

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

Dated: June 19, 2014