Form 10-Q
period 2014-06-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2014-08-11
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2014

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

At July 15, 2014, the Registrant had 35,249,940 shares of common stock, $0.01 par value, outstanding.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$239,115	$261,897
Cash restricted or segregated under regulations and other	72,761	71,202
Deposits with clearing organizations	43,476	74,771
Securities owned, at fair value	14,173	7,436
Receivables from brokers, dealers and clearing organizations	1,740,800	1,018,342
Receivables from customers	1,336,535	591,004
Premises and equipment, net	62,306	66,171
Capitalized software, net	38,015	37,892
Intangibles, net	28,832	31,201
Income taxes receivable	81	54
Deferred taxes	29,278	34,130
Other assets	24,619	15,787
Total assets	$3,629,991	$2,209,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$175,882	$175,931
Short-term bank loans	141,654	73,539
Payables to brokers, dealers and clearing organizations	1,709,697	1,025,268
Payables to customers	1,134,612	469,264
Securities sold, not yet purchased, at fair value	9,108	2,953
Income taxes payable	13,990	14,805
Deferred taxes	9	363
Term debt	24,081	30,332
Total liabilities	3,209,033	1,792,455
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,191,351 and 52,158,374 shares issued at June 30, 2014 and December 31, 2013, respectively	522	522
Additional paid-in capital	233,768	240,057
Retained earnings	463,116	436,570
Common stock held in treasury, at cost; 16,944,029 and 16,005,500 shares at June 30, 2014 and December 31, 2013, respectively	(287,166)	(268,253)
Accumulated other comprehensive income (net of tax)	10,718	8,536
Total stockholders’ equity	420,958	417,432
Total liabilities and stockholders’ equity	$3,629,991	$2,209,887

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Commissions and fees	$106,453	$108,868	$214,877	$211,876
Recurring	24,975	26,283	50,552	51,623
Other	7,038	4,142	10,646	7,844
Total revenues	138,466	139,293	276,075	271,343

Expenses:
Compensation and employee benefits	52,720	51,202	103,897	100,751
Transaction processing	20,109	22,499	40,605	44,031
Occupancy and equipment	14,985	20,720	30,063	37,261
Telecommunications and data processing services	12,655	13,718	25,352	27,816
Other general and administrative	20,715	19,760	39,820	38,536
Restructuring charges	—	(75)	—	(75)
Interest expense	594	699	1,230	1,301
Total expenses	121,778	128,523	240,967	249,621
Income before income tax expense	16,688	10,770	35,108	21,722
Income tax expense	3,762	5,684	8,562	8,014
Net income	$12,926	$5,086	$26,546	$13,708

Income per share:
Basic	$0.36	$0.14	$0.74	$0.37
Diluted	$0.35	$0.13	$0.72	$0.36

Basic weighted average number of common shares outstanding	35,720	36,956	35,900	37,166
Diluted weighted average number of common shares outstanding	36,641	38,000	36,933	38,371

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$12,926	$5,086	$26,546	$13,708
Other comprehensive income (loss), net of tax:
Currency translation adjustment	4,147	(3,406)	2,182	(8,700)
Other comprehensive income (loss)	4,147	(3,406)	2,182	(8,700)
Comprehensive income	$17,073	$1,680	$28,728	$5,008

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2014

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2014	$—	$522	$240,057	$436,570	$(268,253)	$8,536	$417,432

Net income	—	—	—	26,546	—	—	26,546
Other comprehensive income	—	—	—	—	—	2,182	2,182
Issuance of common stock for restricted share awards (891,539 shares), including a net excess tax benefit of $0.3 million	—	—	(14,211)	—	14,560	—	349
Issuance of common stock for the employee stock purchase plan (32,977 shares)	—	—	432	—	—	—	432
Shares withheld for net settlement of share-based awards (315,431 shares)	—	—	—	—	(6,426)	—	(6,426)
Purchase of common stock for treasury (1,514,637 shares)	—	—	—	—	(27,047)	—	(27,047)
Share-based compensation	—	—	7,490	—	—	—	7,490
Balance at June 30, 2014	$—	$522	$233,768	$463,116	$(287,166)	$10,718	$420,958

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from Operating Activities:
Net income	$26,546	$13,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	25,865	26,898
Deferred income tax expense	3,859	579
Provision for doubtful accounts	276	(435)
Share-based compensation	8,334	10,132
Non-cash restructuring charges	—	357
Fixed asset disposal	—	649
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(424)	(4,331)
Deposits with clearing organizations	31,295	4,930
Securities owned, at fair value	(6,764)	2,909
Receivables from brokers, dealers and clearing organizations	(690,374)	(82,533)
Receivables from customers	(706,514)	(624,406)
Accounts payable and accrued expenses	(2,215)	8,270
Payables to brokers, dealers and clearing organizations	653,266	253,467
Payables to customers	631,104	432,803
Securities sold, not yet purchased, at fair value	6,179	(2,539)
Income taxes receivable/payable	164	14,539
Excess tax benefit from share-based payment arrangements	(1,007)	(207)
Other, net	(8,448)	(5,922)
Net cash (used in) provided by operating activities	(28,858)	48,868

Cash flows from Investing Activities:
Investment in unconsolidated affiliates	—	(474)
Capital purchases	(5,994)	(20,574)
Capitalization of software development costs	(13,633)	(11,836)
Net cash used in investing activities	(19,627)	(32,884)

Cash flows from Financing Activities:
Repayments of long term debt	(6,251)	(3,712)
Proceeds from borrowing under short-term bank loans	68,115	7,957
Proceeds from sales-leaseback transaction	—	18,157
Excess tax benefit from share-based payment arrangements	1,007	207
Common stock issued	445	497
Common stock repurchased	(27,047)	(17,938)
Shares withheld for net settlements of share-based awards	(6,426)	(3,617)
Net cash provided by financing activities	29,843	1,551

Effect of exchange rate changes on cash and cash equivalents	(4,140)	(4,376)
Net (decrease) increase in cash and cash equivalents	(22,782)	13,159
Cash and cash equivalents — beginning of year	261,897	245,875
Cash and cash equivalents — end of period	$239,115	$259,034

Supplemental cash flow information
Interest paid	$1,866	$1,552
Income taxes paid (refunded)	$4,629	$(7,149)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) Investment Technology Group Limited (“ITGL”), an institutional broker-dealer in Europe, (3) ITG Australia Limited, an institutional broker-dealer in Australia, (4) ITG Canada Corp., an institutional broker-dealer in Canada, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc., a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Application of the new guidance involves five steps: (1) identifying contracts with customers; (2) identifying the separate performance obligations within the contracts; (3) determining the transaction price; (4) allocating the transaction price to the separate performance obligations; and (5) recognizing revenue when (or as) the performance obligations are satisfied. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not yet selected a transition method nor has it determined the impact of adoption on its financial statements.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	3,307	3,307	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	9,857	9,857	—	—
Mutual funds	4,316	4,316	—	—
Total	$17,513	$17,513	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	9,108	9,108	—	—
Total	$9,108	$9,108	$—	$—

December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	2,695	2,695	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,894	2,894	—	—
Mutual funds	4,542	4,542	—	—
Total	$10,164	$10,164	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,953	2,953	—	—
Total	$2,953	$2,953	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following June 30, 2014, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at June 30, 2014 and December 31, 2013 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2013 Restructuring

In the second quarter of 2013, the Company implemented a strategic plan to close its technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.

Activity and liability balances recorded as part of the 2013 restructuring plan through June 30, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$235	$100	$335
Cash payments	(37)	—	(37)
Other	3	—	3
Balance at June 30, 2014	$201	$100	$301

The remaining accrued costs are expected to be paid during 2014.

2012 Restructuring

In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs.

Activity and liability balances recorded as part of the 2012 restructuring plan through June 30, 2014 are as follows (dollars in thousands):

Employee separation costs
Balance at December 31, 2013	$75
Utilized—cash	(14)
Balance at June 30, 2014	$61

The remaining accrued costs are expected to be paid by the end of 2014.

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through June 30, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$7	$1,567	$1,574
Utilized - cash	(7)	(454)	(461)
Balance at June 30, 2014	$—	$1,113	$1,113

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through June 30, 2014 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2013	$1,784
Utilized—cash	(188)
Balance at June 30, 2014	$1,596

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act (“Customer Protection Rule”) or agreements for proprietary accounts of broker dealers (“PABs”), (iii) funds on deposit for Canadian and European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting the Company’s Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Corporate stocks—trading securities	$9,857	$2,894	$9,108	$2,953
Mutual funds	4,316	4,542	—	—
Total	$14,173	$7,436	$9,108	$2,953

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

During the six months ended June 30, 2014, the Company amended certain prior-year tax returns in the U.S. for deductions in those years not previously taken, resolved uncertain tax positions in the U.S. for fiscal year 2007, reducing tax reserves, and revised estimates for certain tax positions for other prior years, increasing tax reserves.  The net effect was a decrease in tax expense of $0.3 million.

The Company had reserves for tax positions taken of $19.3 million and $13.1 million at June 30, 2014 and December 31, 2013, respectively.  The Company had accrued interest expense of $2.2 million, net of related tax effects, related to tax reserves at both June 30, 2014 and December 31, 2013.

During the six months ended June 30, 2014, the Company fully utilized net operating loss carry-forwards in the U.K.  As a result the Company’s operations in the U.K. are incurring tax expense.

(7) Intangibles

Acquired other intangible assets consisted of the following at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade names	$8,400	$—	$8,400	$—	—
Customer-related intangibles	27,851	10,035	27,851	8,923	13.1
Proprietary software	21,501	19,275	21,501	17,921	6.4
Trading rights	340	—	243	—	—
Other	50	—	50	—	—
Total	$58,142	$29,310	$58,045	$26,844

At June 30, 2014, indefinite-lived intangibles not subject to amortization amounted to $8.8 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $1.2 million and $2.4 million for the three months and six months ended June 30, 2014, respectively, compared with $1.0 and $2.1 million in the respective prior-year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2014, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Broker-dealers	$881,343	$254,031	$1,128,417	$284,681
Clearing organizations	331,668	23,033	9,041	2,798
Securities borrowed	528,827	742,307	—	—
Securities loaned	—	—	572,239	737,789
Allowance for doubtful accounts	(1,038)	(1,029)	—	—
Total	$1,740,800	$1,018,342	$1,709,697	$1,025,268

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Customers	$1,337,833	$592,139	$1,134,612	$469,264
Allowance for doubtful accounts	(1,298)	(1,135)	—	—
Net	$1,336,535	$591,004	$1,134,612	$469,264

Securities Borrowed and Loaned

As of June 30, 2014, securities borrowed as part of the Company’s matched book operations with a fair value of $513.9 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, respectively, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest earned	$6,455	$5,855	$10,858	$8,781
Interest incurred	(4,337)	(4,251)	(7,403)	(6,304)
Net	$2,118	$1,604	$3,455	$2,477

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of June 30, 2014:
Deposits paid for securities borrowed	$528,827	$—	$528,827	$528,557	$270
Deposits received for securities loaned	(572,239)	—	(572,239)	(560,232)	(12,007)
As of December 31, 2013:
Deposits paid for securities borrowed	$742,307	$—	$742,307	$742,083	$224
Deposits received for securities loaned	(737,789)	—	(737,789)	(722,091)	(15,698)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2014	December 31, 2013
Accrued research payables	$62,299	$52,015
Accrued compensation and benefits	35,523	47,622
Accrued rent	19,639	19,938
Trade payables	18,301	15,222
Deferred revenue	13,348	12,533
Deferred compensation	4,321	4,552
Accrued restructuring	3,071	3,768
Accrued transaction processing	2,779	2,972
Other	16,601	17,309
Total	$175,882	$175,931

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At June 30, 2014, there was $141.7 million outstanding under these facilities at a weighted average interest rate of approximately 1.4% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement.  ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”) as guarantor, maintained a $150 million three-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A., as Administrative Agent that matured on January 31, 2014.  On January 31, 2014, ITG Inc. as borrower, and Parent Company as guarantor entered into a new $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. At June 30, 2014, there were no amounts outstanding under the Credit Agreement.

Term Debt

At June 30, 2014, term debt is comprised of the following (dollars in thousands):

Term loan	$5,837
Obligations under capital lease	18,244
Total	$24,081

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

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	June 30,
	2014	2013
Three Months Ended
Net income for basic and diluted earnings per share	$12,926	$5,086
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	35,720	36,956
Effect of dilutive securities	921	1,044
Average common shares used in diluted computation	36,641	38,000
Earnings per share:
Basic	$0.36	$0.14
Diluted	$0.35	$0.13

Six Months Ended
Net income for basic and diluted earnings per share	$26,546	$13,708
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	35,900	37,166
Effect of dilutive securities	1,033	1,205
Average common shares used in diluted computation	36,933	38,371
Earnings per share:
Basic	$0.74	$0.37
Diluted	$0.72	$0.36

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	June 30,
	2014	2013
Three months ended	83	385
Six months ended	220	450

(12) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2014
Currency translation adjustment	$10,718	$—	$10,718
Total	$10,718	$—	$10,718

December 31, 2013
Currency translation adjustment	$8,536	$—	$8,536
Total	$8,536	$—	$8,536

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

Net capital balances and the amounts in excess of required net capital at June 30, 2014 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$104,424	$103,424
AlterNet	5,766	5,555
ITG Derivatives	4,447	3,447

As of June 30, 2014, ITG Inc. had $10.6 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2014, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$39,215	$38,745
European Operations
Ireland	51,008	3,060
U.K.	4,282	3,282
Asia Pacific Operations
Australia	11,425	4,618
Hong Kong	27,900	12,873
Singapore	373	173

(14) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•                  Electronic Brokerage — includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research, Sales and Trading — includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended June 30, 2014
Total revenues	$77,324	$17,911	$31,096	$12,135	$138,466
Income (loss) before income tax expense (benefit)	4,645	3,544	8,707	(208)	16,688
Identifiable assets	984,027	106,834	1,970,703	568,427	3,629,991
Three Months Ended June 30, 2013
Total revenues	$84,601	$20,105	$21,794	$12,793	$139,293
Income (loss) before income tax expense (benefit) (1)(2)(3)	4,561	3,795	2,820	(406)	10,770
Identifiable assets	1,181,004	95,218	997,609	600,708	2,874,539
Six Months Ended June 30, 2014
Total revenues	$152,991	$37,247	$63,928	$21,909	$276,075
Income (loss) before income tax expense (benefit)	9,493	8,103	19,449	(1,937)	35,108
Six Months Ended June 30, 2013
Total revenues	$165,844	$38,649	$42,744	$24,106	$271,343
Income (loss) before income tax expense (benefit) (1)(2)(3)	10,301	6,371	6,321	(1,271)	21,722

(1)         In the second quarter of 2013, the Company incurred $1.6 million to implement a restructuring plan to close its technology research and development facility in Israel and migrate that function to an outsourced service provider model effective January 1, 2014.  This plan primarily focused on reducing costs by limiting ITG’s geographic footprint while maintaining the necessary technological expertise via a consulting arrangement. The Company also reduced previously-recorded 2012 and 2011 restructuring accruals of $1.6 million to reflect the sub-lease of previously-vacated office space and certain legal and other employee-related charges deemed unnecessary.

(2)         During the fourth quarter of 2012, ITG began its build out of its new lower Manhattan headquarters while continuing to occupy its then-existing headquarters in midtown Manhattan.  As a result, ITG incurred duplicate rent charges through June 2013.

(3)         In the second quarter of 2013, ITG moved into its new headquarters and incurred a one-time charge, which includes a reserve for the remaining lease obligation at the previous midtown Manhattan headquarters.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues by Product Group:
Electronic Brokerage	$73,193	$74,715	$146,076	$144,363
Research, Sales and Trading	30,311	28,140	59,556	53,553
Platforms	23,333	24,595	47,066	49,694
Analytics	11,351	11,600	22,801	23,270
Corporate (non-product)	278	243	576	463
Total Revenues	$138,466	$139,293	$276,075	$271,343

(15)                          Off-Balance Sheet Risk and Concentration of Credit Risk

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear, respectively, equities and/or derivative contracts.  Associated with the Company’s membership, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house.  While the rules governing different exchange or clearing house memberships vary, in general, the Company’s obligations would arise only if the exchanges and clearing houses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company’s consolidated financial statements.

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

(16)                          Subsequent Event

On July 30, 2014 the Company acquired all of the capital stock of ID’S for $19.6 million, net of $4.2 million in acquired cash. ID’S is a Paris-based company that develops and licenses RFQ-hub, a request-for-quote technology platform for global listed and over-the-counter financial instruments. This acquisition is closely aligned with the Company’s strategic goals to expand its business across different asset classes and client constituencies and to grow its international businesses.

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

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 14, Segment Reporting, to the condensed consolidated financial statements). Our four operating segments provide the following categories of products and services:

•                  Electronic Brokerage — includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research, Sales and Trading — includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

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

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell-side to receive orders from, and send indications of interest to, the buy-side, (ii) subscription revenue generated from providing research, (iii) software and analytical products and services and (iv) maintenance and customer technical support for our OMS.

Other revenues include: (i) income from principal trading in Canada, including arbitrage trading, (ii) the net spread on foreign exchange transactions executed to facilitate equity trades by clients in different currencies, (iii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iv) transaction advisory services provided to potential purchasers of energy-related investments, (v) non-recurring consulting services, such as one-time implementation and customer training related activities, (vi) investment and interest income, (vii) interest income on securities borrowed in connection with customers’ settlement activities and (viii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including client errors and accommodations).

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

Reconciliations of adjusted expenses and adjusted net income to expenses and net income and related per share amounts as determined in accordance with U.S. GAAP for the three months and six months ended June 30, 2013 are provided below (dollars in thousands except per share amounts).

Quarter Ended June 30, 2013:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
Total revenues	$139,293	$84,601	$20,105	$21,794	$12,793

Total expenses	$128,523	$80,040	$16,310	$18,974	$13,199
Less:
Duplicate rent charges (1)	(1,237)	(1,237)	—	—	—
Office move (2)	(3,910)	(3,910)	—	—	—
Restructuring charges (3)	75	1,264	348	(1,537)	—
Adjusted operating expenses	$123,451	$76,157	$16,658	$17,437	$13,199

Income before income tax	10,770
Effect of adjustments	5,072
Adjusted pre-tax operating income	$15,842

Income tax expense	5,684
Tax effect of adjustments	(143)
Adjusted operating income tax expense	$5,541

Net income	$5,086
Net effect of adjustments	5,215
Adjusted operating net income	$10,301

Diluted earnings per share	$0.13
Net effect of adjustments	0.14
Adjusted diluted operating earnings per share	$0.27

Six Months Ended June 30, 2013:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
Total revenues	$271,343	$165,844	$38,649	$42,744	$24,106

Total expenses	$249,621	$155,543	$32,278	$36,423	$25,377
Less:
Duplicate rent charges (1)	(2,567)	(2,567)	—	—	—
Office move (2)	(3,910)	(3,910)	—	—	—
Restructuring charges (3)	75	1,264	348	(1,537)	—
Adjusted operating expenses	$243,219	$150,330	$32,626	$34,886	$25,377

Income before income tax	21,722
Effect of adjustments	6,402
Adjusted pre-tax operating income	$28,124

Income tax expense	8,014
Tax effect of adjustments	405
Adjusted operating income tax expense	$8,419

Net income	$13,708
Net effect of adjustments	5,997
Adjusted operating net income	$19,705

Diluted earnings per share	$0.36
Net effect of adjustments	0.15
Adjusted diluted operating earnings per share	$0.51

(1)         During the fourth quarter of 2012, we began our build out of our new lower Manhattan headquarters while continuing to occupy our then-existing headquarters in midtown Manhattan.  As a result, we incurred duplicate rent charges through June 2013.

(2)         In the second quarter of 2013, we moved into our new headquarters and incurred a one-time charge, which includes a reserve for the remaining lease obligation at the previous midtown Manhattan headquarters.

(3)         In the second quarter of 2013, we incurred $1.6 million to implement a restructuring plan to close our technology research and development facility in Israel and migrate that function to an outsourced service provider model effective January 1, 2014.  This plan primarily focused on reducing costs by limiting our geographic footprint while maintaining the necessary technological expertise via a consulting arrangement. We also reduced previously-recorded 2012 and 2011 restructuring accruals of $1.6 million to reflect the sub-lease of previously-vacated office space and certain legal and other employee-related charges deemed unnecessary.

Executive Summary for the Quarter Ended June 30, 2014

Consolidated Overview

Our second quarter results showed significant improvement over the prior-year quarter despite the impact of lower trading activity in most of our operating regions. We achieved continued strong profitability in Europe, moved closer to profitability in Asia Pacific, and improved the revenue generated per share in the U.S., while also continuing our focus on cost management. Our net income for the second quarter of 2014 was $12.9 million, or $0.35 per diluted share compared to net income of $5.1 million, or $0.13 per diluted share, and adjusted net income of $10.3 million, or $0.27 per diluted share in the second quarter of 2013 (see Non-GAAP Financial Measures). Revenues were $138.5 million, or less than 1% lower than the second quarter of 2013. Our annualized return on average equity for the quarter was 12.4%, compared to a return of 5.1% in the second quarter of 2013.

Our growth in Europe versus the second quarter of 2013 significantly outpaced the growth in market-wide trading with a profit contribution more than tripling the amount from the prior year quarter. Our European results continue to reflect the investments we made in our infrastructure and in our global product capabilities, including global POSIT Alert, together with our ongoing cost discipline.

A sustainable uptrend in U.S. trading volume continues to be elusive in this low volatility environment.  Following an improved start to the year, business conditions weakened during the second quarter, with average daily market-wide volumes of NYSE- and NASDAQ-listed securities down 11% from the first quarter of 2014 and 5% from the second quarter of 2013.  The weak conditions were also apparent in domestic equity fund flow activity as we saw net outflows of $24 billion during the second quarter following three consecutive quarters of inflows. Since the historic net outflows of $156 billion in 2012, we have seen only a modest cumulative recovery of $14 billion in net inflows, even with new highs being achieved in equity valuations on several occasions.

Going forward, we will continue to look for select opportunities to expand our business across different asset classes and client constituencies and to grow our international businesses. Our recently-announced acquisition of RFQ-hub, a Paris-based request-for-quote technology platform for global listed and over-the-counter financial instruments (see Note 16, Subsequent Event, to the condensed consolidated financial statements), is closely aligned with these strategic goals. We expect this investment to be neutral to earnings for the remainder of 2014 and to be modestly accretive in 2015. We will also continue our focus on the profitability of the products and services within each of our operating regions to ensure that we realize the full value of our combined offering and that we operate our business as efficiently as possible.

Segment Discussions

Trading volume in the U.S. remains at depressed levels. Overall combined average daily market volume of NYSE- and NASDAQ-listed securities decreased 5% compared to the second quarter of 2013 and 11% sequentially, while our U.S. average daily executed volume during the second quarter of 149.0 million shares per day was down 17% versus the second quarter of 2013 and 9% sequentially.

We partially mitigated the impact of lower volumes with an increase in our average revenue per share. Our second quarter 2014 average U.S. revenue per share rose to $0.0050, our highest level in nearly three years, compared with $0.0048 in the second quarter of 2013. While the proportion of lower-rate sell-side volume held steady at 49%, we saw an increase in our average revenue per share from buy-side clients compared to the second quarter of 2013 due in part to higher rates earned from clients using our high-touch trading services as well as trading via our POSIT Alert block crossing system. These rate increases were attributable in-part to clients paying for research through trading at a higher bundled rate. Our energy research capabilities are providing additional sources of revenue in the form of transaction advisory services provided to potential purchasers of energy-related investments. We also continued our focus on expense management in the U.S. to enhance profitability, with total U.S. expenses down 9% compared to the second quarter of 2013 and 5% on an adjusted basis (see Non-GAAP Financial Measures).

Average daily trading volumes on all Canadian markets decreased 6% from the second quarter of 2013 while commissions and fees from our Canadian Operations were 14% lower in U.S. dollar terms and 8% lower in local currency terms driven by a reduction in the average revenue realized per share. While the market environment remains challenging, we are generating significantly higher volumes in MATCH Now, which have grown more than 70% from the second quarter of 2013.

Daily European market-wide trading activity was 4% higher compared to the second quarter of 2013. European stock indices continued to move higher during the quarter. Our growth in European commissions and fees of 48% as compared to the prior-year quarter significantly outpaced this growth in overall market-wide activity, as we benefitted from investments in our local infrastructure and our global product suite as well as our efforts to diversify our client base and grow liquidity in POSIT. Compared to the second quarter of 2013, average daily value executed in POSIT increased over 50%, while the average daily value traded in POSIT Alert more than doubled. Our strong revenue growth together with improved margins from a higher crossing rate in POSIT and our efforts to reduce settlement and clearing costs significantly improved our reported results in the region.

Lower market-wide trading activity was seen across all key markets in the Asia-Pacific region due in part to the fears over a possible disruptive economic slowdown in China and the potential impact on emerging markets.  Market-wide value traded in Hong Kong, Australia and Japan decreased 8%, 14% and 41%, respectively, in local currency terms compared to the second quarter of 2013. The impact of the decline in market-wide trading activity, as well as unfavorable currency translation, was partially offset by the growth in commissions from clients using our POSIT Alert block crossing system and higher commission sharing revenues as our commissions and fees in the region declined by only 7%. Despite the decline, we were able to reduce our pre-tax loss in the region to $0.2 million as a result of our efforts to reduce costs, including trade execution costs.

Capital Resource Allocation

During the second quarter of 2014, we repurchased 770,837 shares for $14.3 million, representing 111% of our net income for the quarter. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to stockholders depending on market conditions.

Results of Operations — Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$54,294	$62,923	$(8,629)	(14)
Recurring	17,882	19,435	(1,553)	(8)
Other	5,148	2,243	2,905	130
Total revenues	77,324	84,601	(7,277)	(9)

Expenses:
Compensation and employee benefits	34,016	31,966	2,050	6
Transaction processing	9,231	11,399	(2,168)	(19)
Other expenses	28,838	37,240	(8,402)	(23)
Restructuring charges	—	(1,264)	1,264	100
Interest expense	594	699	(105)	(15)
Total expenses	72,679	80,040	(7,361)	(9)
Income before income tax expense	$4,645	$4,561	$84	2

Commissions and fees decreased 14% as a result of a 17% reduction in our average daily trading volumes and one less trading day in the current period that was partially offset by a 4% increase in our average revenue per share to $0.0050, our highest level in nearly three years. The increase in our average revenue per share was achieved even though the proportion of volumes executed by sell-side clients was consistent with the second quarter of 2013 at 49%. Our average revenue per share from buy-side clients increased compared to the second quarter of 2013 due to higher rates earned from clients using our high-touch trading services and our POSIT Alert block crossing system, attributable in part to the impact of clients paying for research through trading at higher bundled rates.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2014	2013	Change	% Change
Total trading volume (in billions of shares)	9.4	11.4	(2.0)	(18)
Trading volume per day (in millions of shares)	149.0	178.6	(29.6)	(17)
Average revenue per share	$0.0050	$0.0048	$0.0002	4
U.S. market trading days	63	64	(1)	(2)

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased due to the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees offset by slightly higher investment research subscriptions.

Other revenues increased primarily due to an increase in transaction advisory services revenues generated by our energy research team and higher revenues generated by our stock loan matched book transactions.

Total expenses in the second quarter of 2014 decreased 9% compared to the second quarter of 2013. The second quarter of 2013 included $1.2 million of duplicate rent charges associated with building out our new headquarters in lower Manhattan while we still occupied our then-existing headquarters in midtown Manhattan and a one-time charge of $3.9 million upon the completion of the move, that included a reserve for the remaining lease obligation at our then-existing headquarters.  Total expenses in the second quarter of 2013 were reduced by reversals of our remaining 2012 and 2011 restructuring liabilities totaling $1.3 million as a portion of the space vacated in our Los Angeles office was sub-let and certain legal and other employee-related accruals were deemed unnecessary.  Total expenses declined 5% compared to the second quarter of 2013 if these charges are excluded (see Non-GAAP Financial Measures).

Compensation and employee benefits increased as a result of higher incentive-based compensation to our management team associated with increased global profitability and higher stock-based compensation associated with the expensing of awards issued for performance in 2013 and prior.

Transaction processing costs decreased more than the decrease in commissions and fees due to lower options volumes, which incur higher costs proportionally than our cash equity trading and lower execution costs from the increase in client use of our algorithm technology, which improves performance for clients by trading more passively. As a percentage of commissions and fees, transaction processing costs declined to 17.0% compared to 18.1% during the second quarter of 2013.

Other expenses decreased $8.4 million, of which $5.1 million represented the impact of duplicate rent charges incurred and the one-time charge recognized upon the completion of our move during the prior-year period as described above.  In addition, we incurred lower costs for data centers, data and connectivity from our cost reduction initiatives, as well as lower software amortization and consulting costs and a higher credit for research and development costs charged to other segments.  These reductions were partially offset by an increase in employee recruiting and legal fees.

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

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$13,540	$15,711	$(2,171)	(14)
Recurring	2,420	2,368	52	2
Other	1,951	2,026	(75)	(4)
Total revenues	17,911	20,105	(2,194)	(11)

Expenses:
Compensation and employee benefits	4,781	6,549	(1,768)	(27)
Transaction processing	2,061	3,084	(1,023)	(33)
Other expenses	7,525	7,025	500	7
Restructuring charges	—	(348)	348	(100)
Total expenses	14,367	16,310	(1,943)	(12)
Income before income tax expense	$3,544	$3,795	$(251)	(7)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $1.1 million and $0.8 million, respectively, resulting in a decrease of $0.3 million to pre-tax income.

Canadian commissions and fees declined 14% due to a reduction in market-wide trading volumes, a reduction in the average revenue realized per share and the $0.8 million impact of unfavorable currency translation. These declines were offset in part by a more than 70% increase in volumes executed in MATCH Now.

Recurring revenues increased slightly as our billing for market data consumed by clients offset decreases in research subscription revenues.

Other revenues decreased slightly as additional income earned on foreign exchange transactions was more than offset by lower revenues from principal trading.

Compensation and employee benefits costs decreased primarily due to a decrease in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock, as well as incentive-based compensation, and the impact of currency translation.

Transaction processing costs decreased $1.0 million due to a $0.5 million credit received from our clearing provider resulting from contract renegotiations, lower execution costs as a higher percentage of our volume was executed in MATCH Now and the impact of currency translation.

The increase in other expenses was primarily driven by increases in business development costs, legal expenses and research and development costs.

In the second quarter of 2013, previously recorded restructuring accruals from 2012 and 2011 were adjusted to reflect our revised expectations.

European Operations

	Three Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues
Commissions and fees	$28,091	$18,934	$9,157	48
Recurring	3,131	3,053	78	3
Other	(126)	(193)	67	35
Total revenues	31,096	21,794	9,302	43

Expenses:
Compensation and employee benefits	8,683	7,241	1,442	20
Transaction processing	6,098	4,653	1,445	31
Other expenses	7,608	5,543	2,065	37
Restructuring charges	—	1,537	(1,537)	(100)
Total expenses	22,389	18,974	3,415	18
Income before income tax expense	$8,707	$2,820	$5,887	209

Currency translation from a stronger British Pound increased total European revenues and expenses by $2.9 million and $2.2 million, respectively, resulting in an increase of $0.7 million to pre-tax income.

Our 48% growth in European commissions and fees far outpaced the 4% growth in daily market-wide trading activity as we continued to benefit from the investments we have made in our infrastructure and our product suite.  As compared to the second quarter of 2013, we saw increased activity from buy-side and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT, and from buy-side clients using our POSIT Alert block crossing system. We also saw increased commissions from the use of our high-touch trading services. Commissions and fees also benefitted by $2.5 million from favorable currency translation.

Recurring revenues increased slightly year-on-year due to an increase in revenues from our analytical products partially offset by the impact of OMS client attrition.  Other revenues increased due to a decrease in errors and client accommodations.

Compensation and employee benefits expense increased due primarily to increased incentive-based compensation related to improved performance, offset in part by the impact of $0.8 million in lower compensation associated with outsourcing our research and development facility in Israel to a third-party service provider.

Transaction processing costs increased due to the significant increase in value traded, but decreased as a percentage of commissions and fees due to the impact of a higher percentage of our value traded crossed in POSIT, including our POSIT Alert block crossing system, and our initiatives to reduce settlement and clearing costs.

Other expenses increased primarily due to the impact of $0.6 million in higher consulting costs, net of capitalization, from outsourcing our research and development facility in Israel to a third-party service provider, higher charges for historical market data and global research and development costs and the impact of currency translation.

In the second quarter of 2013, we implemented a restructuring plan to close our technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$10,528	$11,300	$(772)	(7)
Recurring	1,542	1,427	115	8
Other	65	66	(1)	(2)
Total revenues	12,135	12,793	(658)	(5)

Expenses:
Compensation and employee benefits	5,240	5,446	(206)	(4)
Transaction processing	2,719	3,363	(644)	(19)
Other expenses	4,384	4,390	(6)	—
Total expenses	12,343	13,199	(856)	(6)
Loss before income tax benefit	$(208)	$(406)	$198	49

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.3 million, respectively, resulting in virtually no impact on pre-tax earnings.

Asia Pacific commissions and fees decreased $0.8 million from the prior-year period due primarily to a reduction in market-wide trading activity and unfavorable currency translation, partially offset by the growth in commissions from clients using our POSIT Alert block crossing system and higher commission sharing revenues.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net.

Compensation and employee benefits decreased due to a reduction in incentive-based compensation and the impact of currency translation.

Transaction processing costs decreased as a result of the decrease in value traded and from our efforts to reduce trade execution costs. As a percentage of commissions and fees, transaction processing costs declined to 25.8% from 29.8% during the second quarter of 2013.

Consolidated income tax expense

Our effective tax rate was 22.5% in the second quarter of 2014 compared to 52.8% in the second quarter of 2013.  The rate in 2014 remained relatively low as a significantly higher portion of our pre-tax income came from our European Operations, which are taxed at a lower rate. Following the full utilization of net operating loss carry-forwards in the U.K., we expect the effective tax rate on our international operations to increase by approximately 5% going forward, assuming a similar mix of international pre-tax income. The high rate in the second quarter of 2013 was attributable to the lack of a deduction on the restructuring charge related to the closing of the Israel technology research and development facility and tax charges associated with the anticipated withdrawal of capital from Israel. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$108,823	$123,759	$(14,936)	(12)
Recurring	36,334	37,993	(1,659)	(4)
Other	7,834	4,092	3,742	91
Total revenues	152,991	165,844	(12,853)	(8)

Expenses:
Compensation and employee benefits	66,468	62,689	3,779	6
Transaction processing	18,171	22,814	(4,643)	(20)
Other expenses	57,629	70,003	(12,374)	(18)
Restructuring charges	—	(1,264)	1,264	(100)
Interest expense	1,230	1,301	(71)	(5)
Total expenses	143,498	155,543	(12,045)	(8)
Income (loss) before income tax expense (benefit)	$9,493	$10,301	$(808)	(8)

Commissions and fees decreased 12% as a result of a 16% reduction in our average daily trading volumes that was partially offset by a 4% increase in our average revenue per share to $0.0049.  The increase in our average revenue per share was achieved even though the proportion of volumes executed by sell-side clients increased to 50% compared to 49% in the first half of 2013. Our average revenue per share from buy-side clients increased compared to the first half of 2013 due to higher rates earned from clients using our high-touch trading services and our POSIT Alert block crossing system, attributable in part to the impact of clients paying for research through trading at higher bundled rates.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2014	2013	Change	% Change
Total trading volume (in billions of shares)	19.4	23.0	(3.6)	(16)
Trading volume per day (in millions of shares)	156.5	185.7	(29.2)	(16)
Average revenue per share	$0.0049	$0.0047	$0.0002	4
U.S. market trading days	124	124	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased due to the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees and lower revenues from our analytical products partially offset by an increase in subscriptions for our research products.

Other revenues increased due primarily to an increase in transaction advisory services revenues generated by our energy research team and higher revenues generated by our stock loan matched book transactions.

Total expenses in the first half of 2014 decreased 8% compared to the first half of 2013. The first half of 2013 included $2.6 million of duplicate rent charges associated with building out our new headquarters in lower Manhattan while we still occupied our then existing headquarters in midtown Manhattan and a one-time charge of $3.9 million upon the completion of the move, that included a reserve for the remaining lease obligation at our then existing headquarters.  Total expenses in the second quarter of 2013 were also reduced by reversals of our remaining 2012 and 2011 restructuring liabilities totaling $1.3 million as a portion of the space vacated in our Los Angeles office was sub-let and certain legal and other employee related accruals were deemed unnecessary.  Total expenses declined 5% compared to the first half of 2013 excluding these charges (see Non-GAAP Financial Measures).

Compensation and employee benefits increased as a result of higher incentive-based compensation to our management team associated with increased global profitability.

Transaction processing costs declined more than the decrease in commissions and fees due to lower options volumes, which incur higher costs proportionally than our cash equity trading and lower execution costs from client use of our algorithm technology, which improves performance for clients by trading more passively. As a percentage of commissions and fees, transaction processing costs declined to 16.8% from 18.4% during the first half of 2013.

Other expenses decreased $12.4 million, of which $6.5 million represented the impact of duplicate rent charges incurred and the one-time charge recognized upon the completion of our move during the prior-year period as described above.  In addition, we incurred lower costs for data center, data and connectivity from our cost reduction initiatives, as well as lower software amortization and consulting and a higher credit for research and development costs charged to other segments.  These reductions were partially offset by an increase in employee recruiting and legal fees.

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

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$28,619	$30,211	$(1,592)	(5)
Recurring	4,852	4,540	312	7
Other	3,776	3,898	(122)	(3)
Total revenues	37,247	38,649	(1,402)	(4)

Expenses:
Compensation and employee benefits	10,487	12,749	(2,262)	(18)
Transaction processing	4,627	5,997	(1,370)	(23)
Other expenses	14,030	13,880	150	1
Restructuring charges	—	(348)	348	100
Total expenses	29,144	32,278	(3,134)	(10)
Income before income tax expense	$8,103	$6,371	$1,732	27

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $2.7 million and $2.0 million, respectively, resulting in a decrease of $0.7 million to pre-tax income.

Canadian commissions and fees declined 5% primarily as a result of the unfavorable currency translation impact totaling $2.1 million. The impact of volume increases in MATCH Now were offset by a reduction in the average revenue realized per share from buy-side clients.

Recurring revenues increased due to our billing for market data consumed by clients.

Other revenues decreased slightly due to an increase in losses on client trade facilitations and revenues from principal trading, partially offset by additional income earned on foreign exchange transactions.

Compensation and employee benefits costs decreased primarily due to a decrease in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock, as well as the impact of currency translation.

Transaction processing costs decreased $1.4 million due to a $0.5 million credit received from our clearing provider resulting from contract renegotiations, lower execution costs as a higher percentage of our volume was executed in MATCH Now and the impact of currency translation.

The increase in other expenses was primarily driven by higher historical market data charges and legal related expenses partially offset by lower connectivity and the impact of currency translations.

In the second quarter of 2013, previously recorded restructuring accruals from 2012 and 2011 were adjusted to reflect our then-current expectations.

European Operations

	Six Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$57,812	$36,634	$21,178	58
Recurring	6,304	6,276	28	—
Other	(188)	(166)	(22)	(13)
Total revenues	63,928	42,744	21,184	50

Expenses:
Compensation and employee benefits	17,154	14,948	2,206	15
Transaction processing	12,556	9,066	3,490	38
Other expenses	14,769	10,872	3,897	36
Restructuring charges	—	1,537	(1,537)	(100)
Total expenses	44,479	36,423	8,056	22
Income before income tax expense	$19,449	$6,321	$13,128	208

Currency translation from a stronger British Pound increased total European revenues and expenses by $5.1 million and $3.7 million, respectively, resulting in an increase of $1.4 million to pre-tax income.

While daily European market-wide value traded increased 13%, the 58% growth in our European commissions and fees far outpaced that rate. We are continuing to benefit from the investments we have made in our infrastructure and our product suite resulting in increased activity from buy-side and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT, and from clients using our POSIT Alert block crossing system. We also saw increased commissions from the use of our high-touch trading services. Commissions and fees also benefitted by $4.5 million from favorable currency translation.

Recurring and other revenues remained relatively flat as increases in revenue from our analytical products were offset by the impact of OMS client attrition.  Other revenues decreased due to lower errors and accommodations.

Compensation and employee benefits expense increased due primarily to increased incentive-based compensation related to improved performance, offset in part by the impact of $1.9 million in lower compensation associated with outsourcing our research and development facility in Israel to a third-party service provider.

Transaction processing costs increased due to the significant increase in value traded, but decreased as a percentage of commissions and fees due to the impact of a higher percentage of our value traded crossed in POSIT, including our POSIT Alert block crossing system, and our initiatives to reduce settlement and clearing costs.

Other expenses increased due primarily to the impact of $1.1 million in higher consulting costs, net of capitalization, from outsourcing our research and development facility in Israel to a third-party service provider, higher charges for historical market data costs and the impact of currency translation.

In the second quarter of 2013, we implemented a restructuring plan to close our technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$19,623	$21,272	$(1,649)	(8)
Recurring	3,062	2,814	248	9
Other	(776)	20	(796)	NA
Total revenues	21,909	24,106	(2,197)	(9)

Expenses:
Compensation and employee benefits	9,788	10,365	(577)	(6)
Transaction processing	5,251	6,154	(903)	(15)
Other expenses	8,807	8,858	(51)	(1)
Total expenses	23,846	25,377	(1,531)	(6)
Loss before income tax benefit	$(1,937)	$(1,271)	$(666)	(52)

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.8 million and $0.9 million, respectively, resulting in a decrease of $0.1 million to our pre-tax loss.

Asia Pacific commissions and fees decreased from the prior-year period due primarily to a reduction in market-wide trading activity and unfavorable currency translation, partially offset by the growth in commissions from clients using our POSIT Alert block crossing system and higher commission sharing revenues.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the decrease in other revenues is due to an increase in client trade accommodations of $1.0 million.

Compensation and employee benefits decreased due to a decrease in incentive compensation and the impact of currency translation.

Transaction processing costs decreased as a result of the decrease in value traded and from our efforts to reduce trade execution costs. As a percentage of commissions and fees, transaction processing costs declined to 26.8% from 28.9% during the first half of 2013.

The decrease in other expenses reflects lower foreign currency transaction losses, partially offset by an increase in charges for historical market data.

Consolidated income tax expense

Our effective tax rate was 24.4% in the first half of 2014 compared to 36.9% in the first half of 2013.  The rate in 2014 remained relatively low as a significantly higher portion of our pre-tax income came from our European Operations, which are taxed at a lower rate. This reduction in rate was partially offset by a higher U.S. effective tax rate in the first half of 2014 due in part to tax legislation extending the research and experimental tax credit into 2014 not being passed and a lower U.S. effective tax rate in the first half of 2013 due to the recording of the full year 2013 research and experimentation credit in such quarter due again to the timing of tax legislation. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At June 30, 2014, unrestricted cash and cash equivalents totaled $239.1 million. Included in this amount is $95.1 million of cash and cash equivalents held by subsidiaries outside the United States. Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2014, we had interest-bearing security deposits totaling $43.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2014, we entered into a new $150 million two-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $34.8 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2014	2013
Net income	$26,546	$13,708
Non-cash items included in net income	38,334	38,180
Effect of changes in receivables/payables from/to customers and brokers	(112,518)	(20,669)
Effect of changes in other working capital and operating assets and liabilities	18,780	17,649
Net cash (used in) / provided by operating activities	$(28,858)	$48,868

The cash flow used in operating activities during the first six months of 2014 was driven by an increase in cash used in settlement activities, which were offset in part by a $68.1 million net increase in short-term bank loans that is included in financing activities below.

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

Investing Activities

Net cash used in investing activities of $19.6 million includes our investments in software development projects, computer hardware and software.

In July 2014 we invested $19.6 million, net of $4.2 million of acquired cash, to purchase RFQ-hub, a Paris-based request-for-quote technology platform for global listed and over-the-counter financial instruments (see Note 16, Subsequent Event, to the condensed consolidated financial statements). This investment is closely aligned with our strategic goals to expand our business across different asset classes and client constituencies and to grow our international businesses.

Financing Activities

Net cash provided by financing activities of $29.8 million primarily reflects net proceeds from short-term bank borrowings that are used to support our settlement activities, offset by repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt.

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

During the first six months of 2014, we repurchased approximately 1.8 million shares of our common stock at a cost of $33.5 million, which was funded from our available cash resources. Of these shares, 1.5 million were purchased under our Board of Directors’ authorization for a total cost of 27.0 million (average cost of $17.86 per share). An additional 0.3 million shares repurchased ($6.4 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2014, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.9 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

Net capital balances and the amounts in excess of required net capital at June 30, 2014 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$104,424	$103,424
AlterNet	5,766	5,555
ITG Derivatives	4,447	3,447

As of June 30, 2014, ITG Inc. had a $10.6 million cash balance in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under Proprietary Accounts for Broker Dealers agreements.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2014, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$39,215	$38,745
European Operations
Ireland	51,008	3,060
U.K.	4,282	3,282
Asia Pacific Operations
Australia	11,425	4,618
Hong Kong	27,900	12,873
Singapore	373	173

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

As of June 30, 2014, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2013.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Application of the new guidance involves five steps: (1) identifying contracts with customers; (2) identifying the separate performance obligations within the contracts; (3) determining the transaction price; (4) allocating the transaction price to the separate performance obligations; and (5) recognizing revenue when (or as) the performance obligations are satisfied. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not yet selected a transition method nor have we determined the impact of adoption on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first  six months of 2014, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2014
To: January 31, 2014	—	$—	—	3,447,440

From: February 1, 2014
To: February 28, 2014	869,072	16.80	560,000	2,887,440

From: March 1, 2014
To: March 31, 2014	186,214	18.00	183,800	2,703,640

From: April 1, 2014
To: April 30, 2014	1,810	19.55	—	2,703,640

From: May 1, 2014
To: May 31, 2014	458,952	18.82	458,600	2,245,040

From: June 1, 2014
To: June 30, 2014	312,237	18.25	312,237	1,932,803

Total	1,828,285	$17.68	1,514,637

(a) This column includes the acquisition of 315,000 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first six months of 2014, we repurchased approximately 1.8 million shares of our common stock at a cost of $33.5 million, which was funded from our available cash resources. Of these shares, 1.5 million were purchased under our Board of Directors’ authorization for a total cost of 27.0 million (average cost of $17.86 per share). An additional 0.3 million shares repurchased ($6.4 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2014, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.9 million.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 11, 2014	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant