Form 10-Q
period 2014-09-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2014-11-10
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2014

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

At October 15, 2014, the Registrant had 34,788,970 shares of common stock, $0.01 par value, outstanding.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash and cash equivalents	$228,461	$261,897
Cash restricted or segregated under regulations and other	71,038	71,202
Deposits with clearing organizations	33,635	74,771
Securities owned, at fair value	21,943	7,436
Receivables from brokers, dealers and clearing organizations	2,094,468	1,018,342
Receivables from customers	1,376,047	591,004
Premises and equipment, net	59,484	66,171
Capitalized software, net	38,072	37,892
Goodwill, net	14,332	—
Intangibles, net	32,700	31,201
Income taxes receivable	539	54
Deferred taxes	30,864	34,130
Other assets	23,411	15,787
Total assets	$4,024,994	$2,209,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$186,145	$175,931
Short-term bank loans	89,926	73,539
Payables to brokers, dealers and clearing organizations	1,660,229	1,025,268
Payables to customers	1,611,985	469,264
Securities sold, not yet purchased, at fair value	22,856	2,953
Income taxes payable	14,156	14,805
Deferred taxes	1,141	363
Term debt	20,937	30,332
Total liabilities	3,607,375	1,792,455

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,229,962 and 52,158,374 shares issued at September 30, 2014 and December 31, 2013, respectively	522	522
Additional paid-in capital	237,561	240,057
Retained earnings	474,481	436,570
Common stock held in treasury, at cost; 17,444,851 and 16,005,500 shares at September 30, 2014 and December 31, 2013, respectively	(295,995)	(268,253)
Accumulated other comprehensive income (net of tax)	1,050	8,536
Total stockholders’ equity	417,619	417,432
Total liabilities and stockholders’ equity	$4,024,994	$2,209,887

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Commissions and fees	$102,900	$98,378	$317,777	$310,254
Recurring	26,452	25,761	77,004	77,384
Other	5,421	3,419	16,067	11,263
Total revenues	134,773	127,558	410,848	398,901

Expenses:
Compensation and employee benefits	52,408	49,664	156,305	150,415
Transaction processing	21,561	19,790	62,166	63,821
Occupancy and equipment	14,937	15,821	45,000	53,082
Telecommunications and data processing services	12,942	12,649	38,294	40,465
Other general and administrative	20,281	18,351	60,101	56,887
Restructuring charges	—	—	—	(75)
Interest expense	566	593	1,796	1,894
Total expenses	122,695	116,868	363,662	366,489
Income before income tax expense	12,078	10,690	47,186	32,412
Income tax expense	713	2,975	9,275	10,989
Net income	$11,365	$7,715	$37,911	$21,423

Income per share:
Basic	$0.32	$0.21	$1.06	$0.58
Diluted	$0.32	$0.20	$1.04	$0.56

Basic weighted average number of common shares outstanding	35,093	36,544	35,628	36,956
Diluted weighted average number of common shares outstanding	36,026	37,781	36,599	38,214

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$11,365	$7,715	$37,911	$21,423
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(9,668)	5,855	(7,486)	(2,845)
Other comprehensive (loss) income	(9,668)	5,855	(7,486)	(2,845)
Comprehensive income	$1,697	$13,570	$30,425	$18,578

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2014

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2014	$—	$522	$240,057	$436,570	$(268,253)	$8,536	$417,432

Net income	—	—	—	37,911	—	—	37,911
Other comprehensive income	—	—	—	—	—	(7,486)	(7,486)
Issuance of common stock for restricted share awards (919,834 shares), including a net excess tax benefit of $ 0.4 million	—	—	(14,551)	—	14,972	—	421
Issuance of common stock for the employee stock purchase plan (71,587 shares)	—	—	963	—	—	—	963
Shares withheld for net settlement of share-based awards (324,548 shares)	—	—	—	—	(6,586)	—	(6,586)
Purchase of common stock for treasury (2,034,637)	—	—	—	—	(36,128)	—	(36,128)
Share-based compensation	—	—	11,092	—	—	—	11,092
Balance at September 30, 2014	$—	$522	$237,561	$474,481	$(295,995)	$1,050	$417,619

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from Operating Activities:
Net income	$37,911	$21,423
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,889	40,281
Deferred income tax expense	1,571	1,121
Provision for doubtful accounts	424	(671)
Share-based compensation	12,533	15,056
Non-cash restructuring charges	—	357
Fixed asset disposal	—	649
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(625)	(9,399)
Deposits with clearing organizations	41,136	(3,327)
Securities owned, at fair value	(15,276)	(2,019)
Receivables from brokers, dealers and clearing organizations	(1,107,090)	(539,304)
Receivables from customers	(809,418)	(398,998)
Accounts payable and accrued expenses	9,755	9,214
Payables to brokers, dealers and clearing organizations	654,356	187,119
Payables to customers	1,175,003	712,819
Securities sold, not yet purchased, at fair value	20,776	2,149
Income taxes receivable/payable	(69)	14,240
Excess tax benefit from share-based payment arrangements	(1,065)	(219)
Other, net	(5,153)	(3,188)
Net cash provided by operating activities	52,658	47,303

Cash flows from Investing Activities:
Investment in unconsolidated affiliates	(2,669)	(474)
Acquisition of subsidiaries, net of acquired cash	(18,293)	—
Capital purchases	(8,239)	(29,757)
Capitalization of software development costs	(19,905)	(17,152)
Net cash used in investing activities	(49,106)	(47,383)

Cash flows from Financing Activities:
Repayments of long term debt	(9,395)	(6,515)
Proceeds from borrowing under short-term bank loans	16,387	30,332
Proceeds from sales-leaseback transaction	—	20,562
Excess tax benefit from share-based payment arrangements	1,065	219
Common stock issued	990	162
Common stock repurchased	(36,128)	(24,001)
Shares withheld for net settlements of share-based awards	(6,586)	(3,715)
Net cash (used in) provided by financing activities	(33,667)	17,044

Effect of exchange rate changes on cash and cash equivalents	(3,321)	(1,272)
Net (decrease) increase in cash and cash equivalents	(33,436)	15,692
Cash and cash equivalents — beginning of year	261,897	245,875
Cash and cash equivalents — end of period	$228,461	$261,567

Supplemental cash flow information
Interest paid	$2,982	$2,270
Income taxes paid (refunded)	$7,579	$(4,546)

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

The Company’s business is organized into four reportable operating segments (see Note 15, Segment Reporting, to the condensed consolidated financial statements):

•                  U.S. Operations

•                  Canadian Operations

•                  European Operations and

•                  Asia Pacific Operations.

The four operating segments offer a wide range of solutions for asset managers and broker-dealers in the areas of electronic brokerage; research, sales and trading; platforms; and analytics. These offerings include trade execution services and solutions for portfolio management, as well as investment research, pre-trade analytics and post-trade analytics and processing.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	3,506	3,506	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	17,867	17,867	—	—
Mutual funds	4,076	4,076	—	—
Total	$25,482	$25,482	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	22,856	22,856	—	—
Total	$22,856	$22,856	$—	$—

December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	2,695	2,695	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,894	2,894	—	—
Mutual funds	4,542	4,542	—	—
Total	$10,164	$10,164	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,953	2,953	—	—
Total	$2,953	$2,953	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following September 30, 2014, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at September 30, 2014 and December 31, 2013 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2013 Restructuring

In the second quarter of 2013, the Company implemented a strategic plan to close its technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.

Activity and liability balances recorded as part of the 2013 restructuring plan through September 30, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$235	$100	$335
Cash payments	(37)	—	(37)
Other	(198)	(100)	(298)
Balance at September 30, 2014	$—	$—	$—

During the first nine months of 2014, $0.3 million of accruals were reversed.

2012 Restructuring

In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs.

Activity and liability balances recorded as part of the 2012 restructuring plan through September 30, 2014 are as follows (dollars in thousands):

Employee separation costs
Balance at December 31, 2013	$75
Utilized—cash	(23)
Other	(52)
Balance at September 30, 2014	$—

During the first nine months of 2014, $0.1 million of accruals were reversed.

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through September 30, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$7	$1,567	$1,574
Utilized - cash	(7)	(649)	(656)
Balance at September 30, 2014	$—	$918	$918

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through September 30, 2014 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2013	$1,784
Utilized—cash	(291)
Balance at September 30, 2014	$1,493

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

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Corporate stocks—trading securities	$17,867	$2,894	$22,856	$2,953
Mutual funds	4,076	4,542	—	—
Total	$21,943	$7,436	$22,856	$2,953

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

During the nine months ended September 30, 2014, the Company (a) amended certain prior-year tax returns in the U.S. for deductions in those years not previously taken, (b) resolved uncertain tax positions in the U.S. for fiscal years 2007 through 2010, reducing tax reserves, (c) revised estimates for certain tax positions for other prior years, increasing tax reserves and (d) adjusted accruals for prior year returns.  The net effect was a decrease in tax expense of $2.7 million.

The Company had reserves for tax positions taken of $14.2 million and $13.1 million at September 30, 2014 and December 31, 2013, respectively. The Company had accrued interest expense related to tax reserves of $2.3 million and $2.2 million, net of related tax effects, at September 30, 2014 and December 31, 2013, respectively.

(7) Acquisitions

ID’S

On July 30, 2014, the Company acquired 100% of ID’S for $23.3 million, including acquired cash of $4.2 million. ID’S is a Paris-based company that operates RFQ-hub, a multi-asset platform for global-listed and over-the-counter (“OTC”) financial instruments. RFQ-hub connects buy-side trading desks and portfolio managers with a large network of sell-side market makers, allowing these trading desks to place requests-for-quotes in OTC-negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. The platform will remain available on a standalone basis and will also be integrated into ITG’s Triton execution management system.

The results of ID’S have been included in the Company’s condensed consolidated financial statements since its acquisition date. At closing, $22.5 million was paid, and an additional $0.8 million contingent payment was recognized and is expected to be paid in 2017. Additional contingent payments of approximately $2.8 million will be recognized as expense from the acquisition date through 2017, when they are expected to be paid, as they are considered to be compensatory.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition (dollars in thousands):

Cash consideration	$22,499
Contingent payments	814
Total purchase price	$23,313

Cash	$4,206
Accounts receivable, net	985
Customer related intangible asset	2,674
Computer software	2,272
Trade Name	160
Deferred Tax Liability	(1,880)
Goodwill	14,896
Total purchase price	$23,313

The above purchase price allocation is based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period.

The goodwill and intangibles assets were assigned to the European Operations segment. The acquired customer relationships and internal developed software are amortized over 15 and 5 years, respectively. The trade name has an indefinite life. The goodwill and intangible assets are not deductible for tax purposes.

The Company incurred professional fees related to this transaction of $0.8 million, which has been included in other general and administrative expenses in the Condensed Consolidated Statements of Income.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 (dollars in thousands):

	European Operations	Total
Balance at December 31, 2013	$—	$—
2014 Activity:
Acquisition of ID’S	14,896	14,896
Currency translation adjustment	(564)	(564)
Balance at September 30, 2014	$14,332	$14,332

Acquired other intangible assets consisted of the following at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,552	$—	$8,400	$—	—
Customer-related intangibles	30,377	10,589	27,851	8,923	13.3
Proprietary software	23,649	19,678	21,501	17,921	6.2
Trading rights	339	—	243	—	—
Other	50	—	50	—	—
Total	$62,967	$30,267	$58,045	$26,844

At September 30, 2014, indefinite-lived intangibles not subject to amortization amounted to $8.6 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.9 million and $3.4 million for the three months and nine months ended September 30, 2014, respectively, compared with $1.0 and $3.1 million in the respective prior-year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2014, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Broker-dealers	$1,304,286	$254,031	$1,035,548	$284,681
Clearing organizations	246,525	23,033	7,347	2,798
Securities borrowed	544,980	742,307	—	—
Securities loaned	—	—	617,334	737,789
Allowance for doubtful accounts	(1,323)	(1,029)	—	—
Total	$2,094,468	$1,018,342	$1, 660,229	$1,025,268

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Customers	$1,377,191	$592,139	$1,611,985	$469,264
Allowance for doubtful accounts	(1,144)	(1,135)	—	—
Net	$1,376,047	$591,004	$1,611,985	$469,264

Securities Borrowed and Loaned

As of September 30, 2014, securities borrowed as part of the Company’s matched book operations with a fair value of $515.5 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, respectively, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest earned	$2,763	$2,882	$13,621	$11,662
Interest incurred	(1,799)	(1,938)	(9,203)	(8,242)
Net	$964	$944	$4,418	$3,420

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of September 30, 2014:
Deposits paid for securities borrowed	$544,980	$—	$544,980	$544,879	$101
Deposits received for securities loaned	(617,334)	—	(617,334)	(602,306)	(15,028)
As of December 31, 2013:
Deposits paid for securities borrowed	$742,307	$—	$742,307	$742,083	$224
Deposits received for securities loaned	(737,789)	—	(737,789)	(722,091)	(15,698)

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2014	December 31, 2013
Accrued research payables	$59,165	$52,015
Accrued compensation and benefits	45,795	47,622
Accrued rent	19,516	19,938
Trade payables	20,153	15,222
Deferred revenue	13,323	12,533
Deferred compensation	4,081	4,552
Accrued restructuring	2,411	3,768
Accrued transaction processing	3,001	2,972
Other	18,700	17,309
Total	$186,145	$175,931

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At September 30, 2014, there was $89.9 million outstanding under these facilities at a weighted average interest rate of approximately 1.3% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement.  On January 31, 2014, ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”)  as guarantor entered into a new $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. At September 30, 2014, there were no amounts outstanding under the Credit Agreement.

Term Debt

At September 30, 2014, term debt is comprised of the following (dollars in thousands):

Term loan	$4,245
Obligations under capital lease	16,692
Total	$20,937

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

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	September 30,
	2014	2013
Three Months Ended
Net income for basic and diluted earnings per share	$11,365	$7,715
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	35,093	36,544
Effect of dilutive securities	933	1,237
Average common shares used in diluted computation	36,026	37,781
Earnings per share:
Basic	$0.32	$0.21
Diluted	$0.32	$0.20

Nine Months Ended
Net income for basic and diluted earnings per share	$37,911	$21,423
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	35,628	36,956
Effect of dilutive securities	971	1,258
Average common shares used in diluted computation	36,599	38,214
Earnings per share:
Basic	$1.06	$0.58
Diluted	$1.04	$0.56

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (amounts in thousands):

	September 30,
	2014	2013
Three months ended	471	284
Nine months ended	421	282

(13) Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
September 30, 2014
Currency translation adjustment	$1,050	$—	$1,050
Total	$1,050	$—	$1,050

December 31, 2013
Currency translation adjustment	$8,536	$—	$8,536
Total	$8,536	$—	$8,536

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

Net capital balances and the amounts in excess of required net capital at September 30, 2014 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$73,147	$72,147
AlterNet	4,817	4,597
ITG Derivatives	4,626	3,626

As of September 30, 2014, ITG Inc. had $10.7 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2014, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$40,364	$39,916
European Operations
Ireland	72,948	21,802
U.K.	4,060	3,140
Asia Pacific Operations
Australia	18,931	7,946
Hong Kong	28,037	12,243
Singapore	367	171

(15) Segment Reporting

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
Three Months Ended September 30, 2014
Total revenues	$72,540	$17,946	$31,677	$12,610	$134,773
Income before income tax expense	1,049	3,203	7,518	308	12,078
Identifiable assets	978,246	110,224	2,262,568	673,956	4,024,994
Three Months Ended September 30, 2013
Total revenues	$76,843	$17,575	$22,663	$10,477	$127,558
Income (loss) before income tax expense (benefit)	4,478	2,749	4,115	(652)	10,690
Identifiable assets	1,377,616	137,389	1,128,133	514,172	3,157,310
Nine Months Ended September, 2014
Total revenues	$225,531	$55,194	$95,605	$34,518	$410,848
Income (loss) before income tax expense (benefit)	10,542	11,306	26,968	(1,630)	47,186
Nine Months Ended September 30, 2013
Total revenues	$242,687	$56,224	$65,407	$34,583	$398,901
Income (loss) before income tax expense (benefit) (1)(2)(3)	14,779	9,120	10,436	(1,923)	32,412

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

(2)         During the fourth quarter of 2012, ITG began its build out of its new lower Manhattan headquarters while continuing to occupy its then-existing headquarters in midtown Manhattan.  As a result, ITG incurred duplicate rent charges of $2.6 million during the first half of 2013.

(3)         In the second quarter of 2013, ITG moved into its new headquarters and incurred a one-time charge of $3.9 million, which includes a reserve for the remaining lease obligation at the previous midtown Manhattan headquarters.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues by Product Group:
Electronic Brokerage	$68,663	$66,234	$214,740	$210,597
Research, Sales and Trading	30,470	26,683	90,026	80,236
Platforms	23,570	23,151	70,636	72,845
Analytics	11,612	11,177	34,413	34,447
Corporate (non-product)	458	313	1,033	776
Total Revenues	$134,773	$127,558	$410,848	$398,901

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

(17)                          Subsequent Event

In the third quarter of 2014, the Company repurchased 520,000 shares for $9.1 million. As of September 30, 2014, the Company had 1.4 million shares available for repurchase under available authorizations.  On October 15, 2014, the Company’s Board of Directors authorized the repurchase of an additional 4.0 million shares.  This additional authorization has no expiration date.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and alternative trading systems whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications in addition to commission sharing arrangements for our ITG Single Ticket Clearing Service and our RFQ-hub request-for-quote service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell-side to receive orders from, and send indications of interest to, the buy-side and for the sell-side to receive requests-for-quotes through RFQ-hub, (ii) subscription revenue generated from providing research, (iii) software and analytical products and services and (iv) maintenance and customer technical support for our OMS.

Other revenues include: (i) income from principal trading in Canada, including arbitrage trading, (ii) the net spread on foreign exchange transactions executed to facilitate equity trades by clients in different currencies, (iii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iv) transaction advisory services provided to potential purchasers of energy-related investments, (v) non-recurring consulting services, such as one-time implementation and customer training related activities, (vi) investment and interest income, (vii) interest income on securities borrowed in connection with customers’ settlement activities and (viii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including errors and accommodations).

Expenses

Compensation and employee benefits, our largest expense, consists of salaries and wages, incentive compensation, employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred share-based awards.  Only the cash portion, which represents a lesser portion of our total compensation costs, is expensed in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period-to-period based on revenue levels.

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

Reconciliations of adjusted expenses and adjusted net income to expenses and net income and related per share amounts as determined in accordance with U.S. GAAP for the three months and nine months ended September 30, 2013 are provided below (dollars in thousands except per share amounts).

Nine Months Ended September 30, 2013:	ITG Consolidated	U.S.	Canada	Europe	Asia Pacific
Total revenues	$398,901	$242,687	$56,224	$65,407	$34,583

Total expenses	$366,489	$227,908	$47,104	$54,971	$36,506
Less:
Duplicate rent charges (1)	(2,568)	(2,568)	—	—	—
Office move (2)	(3,910)	(3,910)	—	—	—
Restructuring charges (3)	75	1,264	348	(1,537)	—
Adjusted operating expenses	$360,086	$222,694	$47,452	$53,434	$36,506

Income before income tax	32,412
Effect of adjustments	6,403
Adjusted pre-tax operating income	$38,815

Income tax expense	10,989
Tax effect of adjustments	405
Adjusted operating income tax expense	$11,394

Net income	$21,423
Net effect of adjustments	5,998
Adjusted operating net income	$27,421

Diluted earnings per share	$0.56
Net effect of adjustments	0.16
Adjusted diluted operating earnings per share	$0.72

(1)         During the fourth quarter of 2012, we began our build-out of our new lower Manhattan headquarters while continuing to occupy our then-existing headquarters in midtown Manhattan.  As a result, we incurred duplicate rent charges through June 2013.

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

Executive Summary for the Quarter Ended September 30, 2014

Consolidated Overview

Our third quarter results continue to reflect the benefits of our strategy of geographic diversification as we continued to generate strong profitability in Europe and we achieved profitability in Asia Pacific. In Europe, we are continuing to benefit from the investments we made in our infrastructure and our global product suite as well as from our efforts to diversify our client base and grow liquidity in POSIT. Our net income for the third quarter of 2014 was $11.4 million, or $0.32 per diluted share compared to net income of $7.7 million, or $0.20 per diluted share in the third quarter of 2013. Revenues were $134.8 million, or nearly 6% above the third quarter of 2013. Our annualized return on average equity for the quarter was 10.9%, compared to a return of 7.6% in the third quarter of 2013.

Business conditions in the U.S. remained weak for most of the third quarter of 2014.  The average daily combined volume of NYSE- and NASDAQ-listed securities in the third quarter of 2014 was down 7% from the second quarter of 2014 and virtually even with the multi-year low in the third quarter of 2013. The weak conditions were also apparent in domestic equity fund flow activity.  Following an improved start to the year, domestic equity funds continue to see outflows, including more than $30 billion during the third quarter of 2014. Towards the end of the recent quarter, we saw a surge in volatility as central bank policies from around the world began to diverge, creating movements in currencies and commodities that triggered volatility in equity prices and increased volumes.

While the recent period of higher volatility and increased U.S. trading volumes has continued into the early part of the fourth quarter, it is unclear how sustainable it will be over the long-term. As a result, our strategy is to continue to expand our business across different asset classes and client constituencies and to grow our international businesses. Our recent acquisition of RFQ-hub, a Paris-based request-for-quote technology platform for global listed and over-the-counter financial instruments is closely aligned with these strategic goals. We expect this investment to be neutral to earnings for the remainder of 2014 and to be modestly accretive in 2015. We will also continue our focus on the profitability of the products and services within each of our operating regions to ensure that we realize the full value of our combined offering and that we operate our business as efficiently as possible.

Segment Discussions

In the U.S., the overall combined average daily market volume of NYSE- and NASDAQ-listed securities in the third quarter was virtually even with the depressed levels of the third quarter of 2013 and down 7% sequentially. Our overall U.S. trading volumes also remained under pressure, falling 5% from the third quarter of 2013 and 2% sequentially.

During the quarter, the proportion of volume from our sell-side clients grew to 56% versus 51% in the third quarter of 2013, adversely impacting our overall revenue earned per share, which fell to $0.0046 compared with $0.0049 in the third quarter of 2013. While we also saw lower revenue per share from sell-side clients, we continued to see improvement in the revenue per share from buy-side clients to the highest level we have seen in more than five years. The higher revenue per share from buy-side clients was driven by rate increases for clients’ use of our POSIT Alert block crossing system and our high-touch trading services. These rate increases were attributable in part to clients paying for research through trading at a higher, bundled rate.  During the quarter, our energy research capabilities again provided additional sources of revenue in the form of transaction advisory services provided to potential purchasers of energy-related investments.

Average daily trading volumes on all Canadian markets increased 1% from the third quarter of 2013 while commissions and fees from our Canadian Operations were 1% higher in U.S. Dollar terms and 6% higher in local currency terms. While the market environment remains challenging, we are generating significantly higher volumes in MATCH Now, which have grown more than 50% from the third quarter of 2013.

The growth in our European commissions and fees of 42% versus the third quarter of 2013 significantly outpaced the 7% growth in market-wide trading. Our European results continue to reflect the investments we made in our infrastructure and in our global product capabilities including POSIT Alert, where average daily value executed more than doubled compared to the prior-year quarter. Our strong revenue growth together with our efforts to reduce settlement and clearing costs significantly improved our pre-tax results in the region by more than 80% in comparison to the third quarter of 2013.

In the Asia-Pacific region, we moved into profitability in the third quarter as revenues rose 20% compared to the prior-year period primarily due to increased order flow from local clients trading into Australia and Hong Kong.  POSIT Alert continues to be a key source of growth in Asia Pacific with Alert revenues up more than 40% compared to the second quarter of 2014. While overall market-wide trading activity remained flat across the region, market-wide trading in Hong Kong was up 23% over the prior-year quarter. The increased activity in Hong Kong was attributable, in part, to the recent announcement of the Shanghai-Hong Kong Stock Connect, a proposed mutual market access program that will allow investors in Hong Kong and Mainland China to trade and settle shares listed on the other market via the exchange and clearing house in their respective local market.

Capital Resource Allocation

During the third quarter of 2014, we repurchased 520,000 shares for $9.1 million. During October 2014, the Board of Directors increased our share repurchase authorization by an additional 4.0 million shares. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to stockholders depending on market conditions.

Results of Operations — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$50,429	$56,056	$(5,627)	(10)
Recurring	18,707	18,982	(275)	(1)
Other	3,404	1,805	1,599	89
Total revenues	72,540	76,843	(4,303)	(6)

Expenses:
Compensation and employee benefits	32,403	31,304	1,099	4
Transaction processing	9,830	10,115	(285)	(3)
Other expenses	28,692	30,353	(1,661)	(5)
Interest expense	566	593	(27)	(5)
Total expenses	71,491	72,365	(874)	(1)
Income before income tax expense	$1,049	$4,478	$(3,429)	(77)

Commissions and fees decreased $5.6 million as a result of a 5% reduction in our average daily trading volumes and a 6% decline in our average revenue per share to $0.0046. This decrease was primarily attributable to an increase in the proportion of our volume from sell-side clients, which rose to 56% from 51% in the third quarter 2013.  We also saw a decline in the average revenue per share from sell-side clients, however, this was offset by the continued increase in the average revenue per share from buy-side clients, which was at its highest level in more than five years. The higher revenue per share from buy-side clients was driven by rate increases for clients’ use of our POSIT Alert block crossing system and our high-touch trading services. These rate increases were attributable in part to clients paying for research through trading at a higher, bundled rate.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2014	2013	Change	% Change
Total trading volume (in billions of shares)	9.4	9.9	(0.5)	(5)
Trading volume per day (in millions of shares)	146.7	154.6	(7.9)	(5)
Average revenue per share	$0.0046	$0.0049	$(0.0003)	(6)
U.S. market trading days	64	64	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased due to the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees, partially offset by higher research and analytical product subscriptions.

Other revenues increased primarily due to an increase in transaction advisory services revenues generated by our energy research team.

Compensation and employee benefits increased due to an increase in headcount, primarily in our technology areas, as well as higher incentive-based compensation to our executive management team associated with increased global profitability. These increases were partially offset by higher capitalized compensation for software development and lower severance payments.

Transaction processing costs declined as a result of the decline in both average daily volume and rate per share earned.  As a percentage of commissions and fees, transaction processing costs increased to 19.5% from 18.0% in the third quarter of 2013 due to the impact of our increased sell-side volumes.

Other expenses decreased $1.7 million due to lower costs for data centers and software amortization and a higher credit for research and development costs charged to other operating segments.  These reductions were partially offset by an increase in legal and employee recruiting fees.

Interest expense primarily relates to interest cost on our term debt and commitment fees relating to our $150 million revolving credit facility, including debt issuance cost amortization.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$13,490	$13,376	$114	1
Recurring	2,352	2,324	28	1
Other	2,105	1,875	230	12
Total revenues	17,947	17,575	372	2

Expenses:
Compensation and employee benefits	5,369	5,968	(599)	(10)
Transaction processing	2,535	1,950	585	30
Other expenses	6,840	6,908	(68)	(1)
Total expenses	14,744	14,826	(82)	(1)
Income before income tax expense	$3,203	$2,749	$454	17

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $0.8 million and $0.6 million, respectively, resulting in a decrease of $0.2 million to pre-tax income.

Canadian commissions and fees remained relatively unchanged from the third quarter of 2013 reflecting the offsetting impacts of higher MATCH Now volumes, which were up more than 50% from the third quarter of 2013, and unfavorable currency translation.

Other revenues increased primarily due to lower client trade accommodations and higher income earned on foreign exchange transactions and principal arbitrage trading.

Compensation and employee benefits costs decreased primarily due to a decrease in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock and the impact of currency translation.

Transaction processing costs increased due to the impact of reversing an accrual for sales tax on exchange fees in the third quarter of 2013, which more than offset lower clearing and settlement charges from our clearing provider following a contract renegotiation and the favorable impact of currency translation.

Other expenses were down slightly as decreases in software licensing fees were offset by higher charges for historical market data.

European Operations

	Three Months September 30,
$ in thousands	2014	2013	Change	% Change
Revenues
Commissions and fees	$28,018	$19,766	$8,252	42
Recurring	3,771	3,103	668	22
Other	(112)	(206)	94	(46)
Total revenues	31,677	22,663	9,014	40

Expenses:
Compensation and employee benefits	9,469	7,883	1,586	20
Transaction processing	6,405	5,141	1,264	25
Other expenses	8,284	5,524	2,760	50
Total expenses	24,158	18,548	5,610	30
Income before income tax expense	$7,519	$4,115	$3,404	83

Currency translation from a stronger average British Pound during the quarter increased European revenues and expenses by $2.3 million and $1.8 million, respectively, adding $0.5 million to pre-tax income.

European results include substantially all of the RFQ-hub operations since the July 30, 2014 acquisition date, adding $0.9 million in revenues, mostly recurring, and $1.0 million in expenses, of which $0.7 is in compensation and employee benefits.

Our European commissions and fees increased as a result of our increased use of our trading algorithms and POSIT Alert block crossing system.

Recurring revenues increased primarily from the new connectivity revenue from RFQ-hub.

Compensation and employee benefits increased due to the impact of the RFQ-hub acquisition and higher incentive-based compensation related to improved performance.  This increase was offset, in part, by the impact of $0.9 million in lower compensation associated with the outsourcing of our research and development facility in Israel to a third-party service provider.

Transaction processing costs increased as a result of the increase in value traded. However, transaction processing costs declined as a percentage of commissions and fees from 26% in the third quarter of 2013 to 24% this quarter due to the impact of a higher percentage of our value traded crossed in POSIT, including our POSIT Alert block crossing system, and our initiatives to reduce settlement and clearing costs.

Other expenses increased due to higher charges for global research and development costs and historical market data, higher consulting costs, net of capitalization, from outsourcing our research and development facility in Israel to a third-party service provider and new costs incurred by RFQ-hub.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$10,963	$9,180	$1,783	19
Recurring	1,622	1,352	270	20
Other	24	(55)	79	144
Total revenues	12,609	10,477	2,132	20

Expenses:
Compensation and employee benefits	5,167	4,509	658	15
Transaction processing	2,791	2,584	207	8
Other expenses	4,344	4,036	308	8
Total expenses	12,302	11,129	1,173	11
Income (loss) before income tax expense (benefit)	$307	$(652)	$959	147

Currency translation in the Asia Pacific region had virtually no impact on revenues, expenses or pre-tax income.

The increase in Asia Pacific commissions and fees was driven primarily by increased order flow from local Asia clients trading into Australia and Hong Kong, the growth in commissions from clients using our POSIT Alert block crossing system and higher commission sharing revenues.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net.

Compensation and employee benefits increased due to increases in headcount and incentive-based compensation, partially offset by higher capitalized compensation for software development.

Transaction processing costs increased due to a higher value traded but fell as a percentage of commissions and fees due to our efforts to reduce execution and settlement costs.  As a percentage of revenue, transaction processing costs declined to 25.5% from 28.1% in the third quarter of 2013.

Other expenses increased primarily due to higher charges for historical market data and global research and development costs, partially offset by lower consulting service fees.

Consolidated income tax expense

Our effective tax rate was 5.9% in the third quarter of 2014 compared to 27.8% in the third quarter of 2013.  The low rate in the third quarter of 2014 primarily reflects a $2.4 million tax benefit recorded for the net impact of settling multi-year tax return positions and establishing additional reserves for other tax positions.  In addition, a significantly higher portion of our pre-tax income came from our European Operations, which is taxed at a lower rate.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$159,252	$179,815	$(20,563)	(11)
Recurring	55,041	56,975	(1,934)	(3)
Other	11,238	5,897	5,341	91
Total revenues	225,531	242,687	(17,156)	(7)

Expenses:
Compensation and employee benefits	98,871	93,993	4,878	5
Transaction processing	28,001	32,929	(4,928)	(15)
Other expenses	86,321	100,356	(14,035)	(14)
Restructuring charges	—	(1,264)	1,264	(100)
Interest expense	1,796	1,894	(98)	(5)
Total expenses	214,989	227,908	(12,919)	(6)
Income before income tax expense	$10,542	$14,779	$(4,237)	(29)

Commissions and fees decreased as a result of a 13% reduction in our average daily trading volumes, offset in part by a 2% increase in our average revenue per share. Our average revenue per share increased even though the proportion of our volumes executed by sell-side clients increased to 52% compared to 50% in the first nine months of 2013 due to an increase in our average revenue per share from buy-side clients. The higher revenue per share from buy-side clients was driven by rate increases for clients’ use of our high-touch trading services, as well as clients trading via our POSIT Alert block crossing system. These rate increases were attributable in part to clients paying for research through trading at a higher, bundled rate.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2014	2013	Change	% Change
Total trading volume (in billions of shares)	28.8	32.9	(4.1)	(12)
Trading volume per day (in millions of shares)	153.2	175.1	(21.9)	(13)
Average revenue per share	$0.0048	$0.0047	$(0.0001)	2
U.S. market trading days	188	188	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased due to the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees, partially offset by an increase in subscriptions for our research products.

Other revenues increased due primarily to an increase in transaction advisory services revenues generated by our energy research team and higher revenues generated by our stock loan matched book transactions.

Total expenses in the nine months of 2014 decreased $12.9 million compared to the first nine months of 2013. The first nine months of 2013 included $2.6 million of duplicate rent charges associated with building out our new headquarters in lower Manhattan while we still occupied our then-existing headquarters in midtown Manhattan and a one-time charge of $3.9 million upon the completion of the move, that included a reserve for the remaining lease obligation at our then-existing headquarters.  Total expenses in the third quarter of 2013 were also reduced by reversals of our remaining 2012 and 2011 restructuring liabilities totaling $1.3 million as a portion of the space vacated in our Los Angeles office was sub-let and certain legal and other employee-related accruals were deemed unnecessary.  Total expenses declined $7.7 million compared to the first nine months of 2013 excluding these charges (see Non-GAAP Financial Measures).

Compensation and employee benefits increased as a result of higher incentive-based compensation to our management team associated with increased global profitability and salary increase from an increase in headcount.

Transaction processing costs declined more than the decrease in commissions and fees due to lower options volumes, which incur higher costs proportionally than our cash equity trading and lower execution costs from client use of our algorithm technology. As a percentage of commissions and fees, transaction processing costs declined to 17.6% from 18.3% during the first nine months of 2013.

Other expenses decreased $14.0 million, of which $6.5 million represented the impact of duplicate rent charges incurred and the one-time charge recognized upon the completion of our move during the prior-year period as described above.  In addition, we incurred lower data center, data and connectivity expenses from our cost reduction initiatives, as well as lower software amortization and consulting fees and a higher credit for research and development costs charged to other segments.  These reductions were partially offset by an increase in employee recruiting and legal fees.

Interest expense primarily relates to interest cost on our term debt and commitment fees relating to our $150 million revolving credit facility, including debt issuance cost amortization.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$42,109	$43,587	$(1,478)	(3)
Recurring	7,204	6,864	340	5
Other	5,881	5,773	108	2
Total revenues	55,194	56,224	(1,030)	(2)

Expenses:
Compensation and employee benefits	15,856	18,717	(2,861)	(15)
Transaction processing	7,162	7,947	(785)	(10)
Other expenses	20,870	20,788	82	—
Restructuring charges	—	(348)	348	(100)
Total expenses	43,888	47,104	(3,216)	(7)
Income before income tax expense	$11,306	$9,120	$2,186	24

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $3.5 million and $2.6 million, respectively, resulting in a decrease of $0.9 million to pre-tax income.

Canadian commissions and fees declined 3% primarily as a result of unfavorable currency translation, offset by the growth in MATCH Now volumes of more than 70%.

Recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and our billing for market data consumed by clients.

Other revenues decreased slightly due to an increase in losses on client accommodations and lower revenues from principal trading, partially offset by additional income earned on foreign exchange transactions.

Compensation and employee benefits costs decreased primarily due to a decrease in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock, as well as the impact of currency translation.

Transaction processing costs decreased due to lower rates for clearance and settlement and the impact of currency translation.

The increase in other expenses was primarily driven by higher historical market data charges and legal-related expenses partially offset by lower connectivity and the impact of currency translation.

In the second quarter of 2013, previously-recorded restructuring accruals from 2012 and 2011 were adjusted to reflect our then-current expectations.

European Operations

	Nine Months Ended September 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$85,830	$56,400	$29,430	52
Recurring	10,075	9,379	696	7
Other	(300)	(372)	72	(19)
Total revenues	95,605	65,407	30,198	46

Expenses:
Compensation and employee benefits	26,623	22,831	3,792	17
Transaction processing	18,961	14,207	4,754	33
Other expenses	23,053	16,396	6,657	41
Restructuring charges	—	1,537	(1,537)	(100)
Total expenses	68,637	54,971	13,666	25
Income before income tax expense	$26,968	$10,436	$16,532	158

Currency translation from a stronger average British Pound increased European revenues and expenses by $7.4 million and $5.5 million, respectively, adding $1.9 million to pre-tax income.

European results include substantially all the RFQ-hub operations since the July 30, 2014 acquisition date, adding $0.9 million in revenues, mostly recurring, and $1.0 million in expenses, of which $0.7 is in compensation and employee benefits.

While daily European market-wide value traded increased 11%, the 52% growth in our European commissions and fees far outpaced that rate. We are continuing to benefit from the investments we have made in our infrastructure and our product suite resulting in increased activity from buy-side and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT, and from clients using our POSIT Alert block crossing system. We also saw increased commissions from the use of our high-touch trading services. Commissions and fees also benefitted from $6.5 million in favorable currency translation.

Recurring revenue increased primarily from the new connectivity revenue from RFQ-hub.

Compensation and employee benefits increased due to the impact of the RFQ-hub acquisition and higher incentive compensation related to improved performance. This increase was offset, in part, by the impact of $2.7 million in lower compensation associated with the outsourcing of our research and development facility in Israel to a third-party service provider.

Transaction processing costs increased due to the significant increase in value traded, but decreased as a percentage of commissions and fees due to the impact of a higher percentage of our value traded crossed in POSIT, including our POSIT Alert block crossing system, and our initiatives to reduce settlement and clearing costs.

Other expenses increased due to higher charges for global research and development costs and historical market data, higher consulting costs, net of capitalization, from outsourcing our research and development facility in Israel to a third-party service provider and new costs incurred by RFQ-hub.

In the second quarter of 2013, we implemented a restructuring plan to close our technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$30,586	$30,452	$134	—
Recurring	4,684	4,166	518	12
Other	(752)	(35)	(717)	NA
Total revenues	34,518	34,583	(65)

Expenses:
Compensation and employee benefits	14,955	14,874	81	1
Transaction processing	8,042	8,738	(696)	(8)
Other expenses	13,151	12,894	257	2
Total expenses	36,148	36,506	(358)	(1)
Loss before income tax benefit	$(1,630)	$(1,923)	$293	(15)

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses both by $0.9 million, resulting in no impact on the year-to-date pre-tax loss.

Asia Pacific commissions and fees remained flat from the prior-year period despite a reduction in market-wide trading activity and unfavorable currency translation, due to the growth in commissions from clients using our POSIT Alert block crossing system and higher commission sharing revenues.

The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the decrease in other revenues is due to an increase in client trade accommodations of $0.8 million.

Compensation and employee benefits increased due to an increase in headcount and employee benefits partially offset by an increase in capitalization related to software development, lower incentive compensation and the impact of currency translation.

Transaction processing costs decreased due to a reduction in the value traded and our efforts to reduce execution and settlement costs.  As a percentage of commissions and fees, transaction processing costs declined to 26.3% from 28.7% in the first nine months of 2013.

The decrease in other expenses reflects lower foreign currency transaction losses, partially offset by an increase in charges for historical market data and global research and development.

Consolidated income tax expense

Our effective tax rate was 19.7% in the first nine months of 2014 compared to 33.9% in the first nine months of 2013.  The rate in 2014 remained relatively low as more than half of our pre-tax income came from our European Operations, which are taxed at a lower rate. Furthermore, in the U.S., we recorded $2.7 million in tax benefits for the net impact of settling multi-year tax return positions and establishing additional reserves for other tax positions.  This reduction in rate was partially offset by a higher U.S. effective tax rate in the first nine months of 2014 due in part to tax legislation extending the research and experimental tax credit into 2014 not being passed. In the first nine months of 2013, although one third of our pre-tax income came from the lower tax rates in our European Operations, the U.S. was significantly aided by the full year of 2012 research and experimental credits recorded in 2013 from the timing of tax legislation.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At September 30, 2014, unrestricted cash and cash equivalents totaled $228.5 million. Included in this amount is $114.2 million of cash and cash equivalents held by subsidiaries outside the United States. Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2014, we had interest-bearing security deposits totaling $33.6 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2014, we entered into a new $150 million two-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $28.0 million in restricted cash deposits supporting working capital facilities primarily in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net income	$37,911	$21,423
Non-cash items included in net income	52,417	56,793
Effect of changes in receivables/payables from/to customers and brokers	(87,149)	(38,364)
Effect of changes in other working capital and operating assets and liabilities	49,479	7,451
Net cash provided by operating activities	$52,658	$47,303

The cash flow provided by operating activities during the first nine months of 2014 was driven by an increase in net income and a decrease in deposits held by clearing organizations offset by an increase in cash used for settlement activities. The decrease in deposits with clearing organizations was offset by a $35.0 million repayment in short-term bank loans in the U.S., while the increase in cash used in settlement activities was offset by an increase of $51.4 million in international short-term bank loans. The net change of $16.4 million in short-term bank loan financing is included in financing activities below.

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

Investing Activities

Net cash used in investing activities of $49.1 million includes our acquisition of RFQ-hub, investments in software development projects, computer hardware and software and a minority interest investment.

Financing Activities

Net cash used in financing activities of $33.7 million primarily reflects repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt, offset by net proceeds from short-term bank borrowings that are used to support our settlement activities.

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

During the first nine months of 2014, we repurchased approximately 2.4 million shares of our common stock at a cost of $41.6 million, which was funded from our available cash resources. Of these shares, 2.0 million were purchased under our Board of Directors’ authorization for a total cost of $36.1 million (average cost of $17.76 per share). An additional 0.4 million shares repurchased ($5.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2014, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.4 million.  On October 15, 2014, the Board of Directors authorized the repurchase of an additional 4.0 million shares, bringing the total number of shares available for repurchase at that time to 5.4 million shares.  This additional authorization has no expiration date. The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

Net capital balances and the amounts in excess of required net capital at September 30, 2014 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$73,147	$72,147
AlterNet	4,817	4,597
ITG Derivatives	4,626	3,626

As of September 30, 2014, ITG Inc. had $10.7 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $0.4 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2014, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$40,364	$39,916
European Operations
Ireland	72,948	21,802
U.K.	4,060	3,140
Asia Pacific Operations
Australia	18,931	7,946
Hong Kong	28,037	12,243
Singapore	367	171

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

As of September 30, 2014, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first nine months of 2014, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2014
To: January 31, 2014	—	$—	—	3,447,440

From: February 1, 2014
To: February 28, 2014	869,072	16.80	560,000	2,887,440

From: March 1, 2014
To: March 31, 2014	186,214	18.00	183,800	2,703,640

From: April 1, 2014
To: April 30, 2014	1,810	19.55	—	2,703,640

From: May 1, 2014
To: May 31, 2014	458,952	18.82	458,600	2,245,040

From: June 1, 2014
To: June 30, 2014	314,020	18.25	312,237	1,932,803

From: July 1, 2014
To: July 31, 2014	2,051	17.55	—	1,912,803

From: August 1, 2014
To: August 31, 2014	303,355	17.76	300,000	1,632,803

From: September 1, 2014
To: September 30, 2014	223,711	17.06	220,000	1,412,803

Total	2,359,185	$17.63	2,034,637

(a) This column includes the acquisition of 324,548 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first nine months of 2014, we repurchased approximately 2.4 million shares of our common stock at a cost of $41.6 million, which was funded from our available cash resources. Of these shares, 2.0 million were purchased under our Board of Directors’ authorization for a total cost of $36.1 million (average cost of $17.76 per share). An additional 0.4 million shares repurchased ($5.5 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2014, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.4 million.  On October 15, 2014, the Board of Directors authorized the repurchase of an additional 4.0 million shares, bringing the total number of shares available for repurchase at that time to 5.4 million shares.  The specific timing and amount of repurchases will vary based on market conditions and other factors.

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

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 10, 2014	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant