Form 10-K
period 2014-12-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2015-03-13
CIK 920424

Use these links to rapidly review the document
2014 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data
Item 9B. Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2014: $573,475,988	Number of shares outstanding of the Registrant's Class of common stock at February 19, 2015: 34,191,818

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2015 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2014 FORM 10-K ANNUAL REPORT

        Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Algorithms, ITG List-Based Algorithms, ITG Net, ITG Position Manager, ITG Single-Stock Algorithms, ITG TCA, POSIT, POSIT Alert, POSIT Marketplace, RFQ-hub, Triton and MATCH Now are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives and ITG Smart Router are trademarks or service marks of the Investment Technology Group, Inc. companies.

i

PRELIMINARY NOTES

        When we use the terms "ITG," the "Company," "we," "us" and "our," we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

        In addition to the historical information contained throughout this Annual Report on Form 10-K, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "could," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "trend," "potential" or "continue" and the negative of these terms and other comparable terminology.

        Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and regulatory scrutiny, the volatility of our stock price, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers' trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired and our ability to attract and retain talented employees.

        Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report which you are encouraged to read.

        We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

ii

Item 1.    Business

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (3) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (4) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. ("ITG Investment Research"), a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

Electronic Brokerage

        ITG electronic brokerage services include self-directed trading by clients using algorithms, smart routing and matching in cash equities through POSIT (including single stocks and portfolio lists), futures and options.

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

        ITG Smart Router offers a solution for routing trades that can help capture liquidity with a combination of speed and confidentiality. These routers continuously scan markets for liquidity with an emphasis on trading without displaying the order. ITG Smart Router uses proprietary techniques to quickly execute at the best available prices.

POSIT

        POSIT was launched in 1987 as a point-in-time electronic crossing network. Today, POSIT operates as an Alternative Trading System ("ATS"), providing anonymous continuous and scheduled crossing of non-displayed (or dark) equity orders and price improvement opportunities within the National Best Bid and Offer ("NBBO").

        POSIT Alert is a block crossing mechanism within POSIT. POSIT Alert scans uncommitted shares from participating clients. When a crossing opportunity is detected, POSIT Alert notifies the relevant buy-side users that a matching opportunity exists.

        POSIT Marketplace provides access to POSIT liquidity, the dark pools of other ATSs, and certain exchange dark order types. POSIT Marketplace is a dark pool aggregator that provides clients with access to a large range of non-displayed liquidity destinations. POSIT Marketplace uses advanced quantitative techniques in an effort to interact with quality liquidity while protecting clients from gaming.

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

Securities Lending Services

        Through stock borrow and stock loan transactions, ITG facilitates shortened or extended settlement periods to help clients meet their internal cash flow needs. ITG can also borrow securities to help reduce failures to deliver stock.

Research, Sales & Trading

ITG Investment Research

        ITG provides differentiated, unbiased, data-driven equity research through its ITG Investment Research subsidiary. This offering has expanded ITG's client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts. Through the use of innovative data mining and analysis and exclusive data partnerships, as well as detailed analysis of energy asset plays, ITG Investment Research identifies key metrics that may influence a company's future performance. ITG Investment Research currently provides research on approximately 300 companies. We also provide our syndicated research products to, and perform custom analyses for, corporations and our energy research team provides transaction advisory services to potential purchasers of energy-related investments.

ITG Market Research

        ITG Market Research offers market research capabilities to corporate clients within the healthcare and telecom industries. The healthcare market research practice combines survey results with proprietary empirical data to deliver innovative syndicated and custom reporting capabilities. The telecom research practice uses multiple data sources to provide insights into the mobile handset market in North America.

High-Touch Trading

        ITG provides high-touch sales trading and portfolio trading for institutional clients. ITG's high-touch trading desk is staffed with experienced trading professionals who provide ITG clients with execution expertise and also convey trading ideas based on ITG Investment Research's research and analysis.

Platforms

Execution Management and Order Management

        ITG EMSs are designed to meet the needs of disparate trading styles. Triton is ITG's award-winning, multi-asset and broker-neutral EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global list-based and single-stock trading, as well as futures and options capabilities and a fully integrated and supported financial services communications network (ITG Net). Triton Derivatives is a broker-neutral, direct-access EMS that provides traders with access to scalable, low-latency, multi-asset trading opportunities.

        ITG OMS combines portfolio management, compliance functionality (ITG Compliance Monitoring System), and a fully integrated and supported financial services communications network (ITG Net) with a consolidated, outsourced service for global trade matching and settlement (ITG Trade Operations Outsourcing) that provides connectivity to the industry's post-trade utilities, as well as support for multiple, flexible settlement communication methods and a real-time process monitor.

        ITG Position Manager ("PM") is a multi-prime, broker-neutral order management system, offering full support and real-time profit-and-loss information for multiple currencies, strategies, asset types and portfolios. ITG PM is fully integrated with Triton Black, ITG's next generation multi-broker global EMS built to deliver efficient workflows for the most demanding traders, as well as ITG Net to deliver a robust product suite engineered specifically for hedge funds.

ITG Net

        ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy-side and sell-side firms for multi-asset order routing and indication-of-interest messages with ITG and third-party trading platforms. ITG Net supports more than 8,500 billable connections to more than 350 unique brokerage firms and execution venues worldwide. ITG Net also integrates the trading products of third-party brokers and ATSs into our OMS and EMS platforms.

ITG RFQ-hub

        In July 2014, ITG acquired ID's, a Paris-based company that operates RFQ-hub, a multi-asset platform for global-listed and over-the-counter ("OTC") financial instruments. ITG RFQ-hub, as it is now known, connects buy-side trading desks and portfolio managers with a large network of sell-side market makers, allowing these trading desks to place requests-for-quotes in OTC-negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. ITG RFQ-hub is available as a stand-alone platform and is also integrated with Triton.

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

Analytics

ITG Trading Analytics

        The ITG Smart Trading Analytics suite enables portfolio managers and traders to improve execution performance before the trade happens (pre-trade) and during trading (real-time) by providing reliable trading analytics and risk models that help them perform predictive analyses, manage risk, change strategy and reduce trading costs. Trading costs are affected by multiple factors, such as execution strategies, time horizon, volatility, spread, volume and order size. ITG Smart Trading Analytics gauges the effects of these factors and aids in the understanding of the trade-off between market impact and opportunity cost.

        ITG Transaction Cost Analysis ("TCA") offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. ITG TCA assesses trading performance and implicit costs under various market conditions so users can adjust strategies and potentially reduce costs and boost investment performance. ITG TCA is also available for foreign exchange transactions (ITG TCA for FX).

        ITG Alpha Capture Reporting measures cost at every point of the investment process and provides portfolio managers with quarterly analytical reviews, written interpretations and on-site consultative recommendations to enhance performance.

ITG Portfolio Analytics

        ITG provides market-leading tools to assist asset managers with portfolio decision-making tasks from portfolio construction and optimization to the enterprise challenge of global, real-time portfolio performance monitoring.

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

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters and its Boston, Chicago, Los Angeles and San Francisco offices in the U.S., ITG has offices in Canada in Toronto and Calgary. In Europe, ITG has offices in London, Dublin and Paris. In the Asia Pacific region, ITG has offices in Sydney, Melbourne, Hong Kong and Singapore. Local representation in regional markets provides an important competitive advantage for ITG. ITG also provides electronic and high-touch trading for Latin American equities from its New York headquarters, including algorithms for Brazil, Mexico and Chile, and POSIT Alert in Brazil and Mexico, as well as, high-touch trading access into Colombia and Peru.

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

European Operations

        ITG Europe was established as a broker-dealer in 1998. Today, ITG Europe focuses on trading European, Middle Eastern and African equities as well as providing ITG's technologies to its clients. ITG Europe provides electronic brokerage services including ITG Algorithms, ITG Smart Router, and the POSIT suite, as well as high-touch agency execution services, portfolio trading services and commission management services. In Europe, ITG provides Triton, ITG OMS, connectivity services, ITG Single Ticket Clearing, ITG RFQ-hub, ITG TCA, ITG Alpha Capture Reporting, ITG Smart Trading Analytics and ITG Portfolio Fair Value Service.

Asia Pacific Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australia equities. ITG provides institutional investors with a range of products and services including trade execution, trade execution management through Triton, connectivity services and pre- and post-trade analysis through ITG TCA and ITG Smart Trading Analytics. Trade execution services include electronic brokerage products such as ITG Algorithms and the POSIT suite, as well as high-touch agency trading.

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's technologies across the Asian markets. Execution services are provided through electronic brokerage products such as ITG Algorithms and the POSIT suite and through an experienced high-touch agency trading services team. Other trading and analytical tools provided by ITG Hong Kong include Triton, connectivity services, ITG TCA and ITG Smart Trading Analytics.

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

Competition

        The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our full suite of products does not directly compete with a particular firm; however, individual products compete with various firms and consortia:

  •
  Our trading and portfolio analytics compete with offerings from several sell-side-affiliated and independent companies.

  •
  POSIT competes with various national and regional securities exchanges, ATSs, Electronic Communication Networks, Multilateral Trading Facilities ("MTFs"), and systematic internalizers for trade execution services. These venues have proliferated in recent years.

  •
  Our EMSs, OMSs and connectivity services compete with offerings from independent vendors, agency-only firms and other sell-side firms.

  •
  Our algorithmic and smart routing products, as well as our high-touch agency execution and portfolio trading services, compete with agency-only and other sell-side firms.

  •
  Our ITG Investment Research offering competes with the research divisions of large and regional investment banks and brokerages as well as a number of independent research firms.

Regulation

        Certain of our subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker-dealers primarily delegated to self-regulatory organizations ("SROs"), principally the Financial Industry Regulatory Authority ("FINRA") as well as other national securities exchanges. In addition to federal and SRO oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non-U.S. subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business, as further discussed below. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker-dealer subsidiaries in accordance with the rules they have adopted and amended from time to time.

        ITG's principal regulated subsidiaries are listed below. The principal self-regulator of all our U.S. broker-dealers is FINRA.

  •
  ITG Inc. is a U.S. broker-dealer registered with the SEC, FINRA, The NASDAQ Stock Market ("NASDAQ"), New York Stock Exchange, NYSE Arca, Inc. ("ARCA"), NYSE MKT LLC ("NYSE MKT"), BATS Y-Exchange, Inc. ("BYX"), BATS Z-Exchange, Inc. ("BZX"), Chicago Stock Exchange Inc., EDGA Exchange, Inc. ("EDGA"), EDGX Exchange, Inc. ("EDGX"), NASDAQ OMX BX, Inc. ("NASDAQ BX"), NASDAQ OMX PHLX, Inc. ("NASDAQ OMX PHLX"), National Futures Association ("NFA"), Ontario Securities Commission ("OSC"), all 50 states, Puerto Rico and the District of Columbia.

  •
  ITG Derivatives is a U.S. broker-dealer registered with the SEC, FINRA, NYSE MKT, ARCA, BYX, BZX, BOX Options Exchange LLC, CBOE, C2 Options Exchange Incorporated, International Securities Exchange, ISE Gemini, LLC, NASDAQ, NASDAQ BX, NASDAQ OMX PHLX, Commodities and Futures Trading Commission ("CFTC"), Miami International Stock Exchange, the NFA and 28 states.

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

  •
  Our European operations include ITG Ventures Limited, ITG Europe, ITG Europe's wholly-owned broker-dealer subsidiary Investment Technology Group Europe Limited ("ITGEL") and AlterNet (UK) Limited a U.K. broker ("AlterNet UK"). ITG Europe and ITGEL are authorized and regulated by the Central Bank of Ireland under the European Communities (Markets in Financial Instruments) Regulations 2007. ITG Europe is a member of the main national European exchanges, including the London Stock Exchange, Deutsche Börse and Euronext, as well as most of the European-domiciled MTFs. It also operates the POSIT crossing system in Europe as a MTF under the Markets in Financial Instruments Directive ("MiFID"). ITGEL's London Branch is registered with the Prudential Regulation Authority and the Financial Conduct Authority ("FCA") and ITGEL's Paris branch is registered with the Banque de France. AlterNet UK is also registered with the FCA.

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

        For further information on our net capital position, see Note 16, Net Capital Requirement, to the consolidated financial statements.

Research and Product Development

        We devote a significant portion of our resources to the development and improvement of technology-based services. Important aspects of our research and development efforts include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency.

        The amounts expensed for research and development costs, excluding routine maintenance, for the years ended December 31, 2014, 2013 and 2012 are estimated at $35.8 million, $41.7 million and $45.4 million, respectively.

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

Clients

        For the years ended December 31, 2014, 2013 and 2012, no single client accounted for more than 5% of our consolidated revenue.

Employees

        On December 31, 2014, the Company employed 1,087 staff globally, of whom 753, 88, 133 and 113 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Website and Availability of Public Reports

        Our website can be found at http://www.itg.com. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information is routinely posted and accessible on the investor relations section of our corporate website, investor.itg.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        We are required to file reports and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, together with any amendments to those reports are available without charge on our website at http://investor.itg.com. We make this information available on our website as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. A copy of these filings is also available at the SEC's website (www.sec.gov). Additionally, you may read and copy any documents filed by us at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Item 1A.    Risk Factors

Certain Factors That May Affect Our Financial Condition and Results of Operations

        We face risks and uncertainties that may affect our financial condition and results of operations. The following risk factors should be considered in evaluating our business and growth outlook and may be important to understanding any statement in this Annual Report on Form 10-K. These risk factors should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Decreases in equity trading activity by active fund managers and declining securities prices could harm our business and profitability.

        Declines in the trading activity of active fund managers generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities' price declines adversely affect our non-North American trading commissions, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Significant flows of funds out of actively-managed equity funds has curtailed their trading activity, which has weighed heavily on our buy-side trading volumes and the use of our higher value services. Volatility levels also impact the amount of trading activity. Sustained periods of low volatility brought on from the quantitative easing programs of central banks can result in lower levels of trading activity. In addition, trading activity in periods following extreme levels of volatility tends to decline.

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

        We incur significant operating and capital expenditures to support our business that do not vary directly, at least in the short term, with fluctuations in executed transaction volumes or revenues. In addition, changes in market practices have required us, and may require us in the future, to invest in additional infrastructure to increase capacity levels without a corresponding increase in revenues. To ensure that we have the capacity to process projected increases in trade orders and executed transaction volumes, we have historically made substantial infrastructure investments in advance of such projected increases, including during periods of low revenues. We have also made substantial investments in our research products to attract additional trade flows from our buy-side clients. In the event of reductions in trade executions and/or revenues, we may not be able to reduce such expenses quickly and, as a result, we could experience reduced profitability or losses. If the growth in our executed volumes does not occur or we are not able to successfully implement and monetize our investments, including by failing to accurately forecast the demand for new products, effectively deploy new products or decommission legacy products, the expenses related to such investments could cause reduced profitability or losses.

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

Insufficient system capacity, system operating failures, or disasters could materially harm our reputation, financial position and profitability.

        The success of our business is dependent on the computer and communications systems supporting our operations, which must monitor, process and support a large volume of transactions across numerous execution venues in many countries and multiple currencies. As our business continues to expand, we will need to continue to expand our systems to accommodate an increasing volume of transactions across a larger client base and more geographical locations. In addition, certain changes in market practices may require us to invest in infrastructure to increase capacity levels. Unexpectedly high volumes or times of unusual market volatility could cause our systems to operate slowly, decrease output or even fail for periods of time, as could general power or telecommunications failures, hardware failures, software errors, human error, computer viruses, acts of vandalism, natural disasters, terrorist activities, cybersecurity breaches or other business disruptions. System failure or degradation could adversely affect our ability to effectuate transactions and lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us. In turn, we could incur financial loss, liability to clients, regulatory intervention or reputational damage.

        Our corporate headquarters and largest concentration of employees and technology is in the New York metropolitan area. Our other offices are also located in major cities around the globe. If a business system disruption were to occur, especially in New York, for any reason, including widespread health emergencies, natural disasters or terrorist activities, and we were unable to execute our disaster recovery plan, or our disaster recovery plan proves insufficient, it could have a material effect on our business. Moreover, we have varying levels of disaster recovery plan coverage among our non-U.S. subsidiaries.

        Any system capacity or operational failure or business system disruption could result in regulatory or legal claims. We could incur significant costs in defending such regulatory or legal claims, even those without merit. Moreover, such failures could result in the need to remediate issues and repair or expand our networks and systems. Any obligation to expend significant resources to defend claims or repair and expand infrastructure could have an adverse effect on our financial condition and results of operations.

Our systems and those of our third-party service providers may be vulnerable to cybersecurity risks.

        Our business relies on the secure collection, storage, processing and transmission of proprietary information, including our clients' confidential data, in our internal systems and through our vendor networks and communications infrastructure. Increased cybersecurity threats pose a risk to this information, in addition to our and our third party service providers' systems and networks. While we have not been the victim of cyber-attacks that have had a material impact on our operations or financial condition, we have experienced cyber security incidents such as denial of service attempts, malware infections, phishing attempts, and other attempts at compromising our information technology that are typical for a company of our size that operates in the global financial marketplace. Despite our efforts to implement industry-standard security measures, we face the risk that our security measures may prove insufficient as attacks have resulted in material breaches against other financial services companies with significant security controls. Successful security breaches of our systems or the systems of certain of our vendors could expose us to a risk of misappropriation of our or our clients' confidential information, the corruption or deletion of data, and the disruption of our services to our clients. These outcomes could result in reputational damage, loss of clients, lower trading volumes, a negative impact on our competitive position, significant expense in implementing future security measures, litigation, and regulatory inquiries or proceedings, all of which could adversely impact our financial results.

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

Our securities business and related clearing operations expose us to material liquidity risk.

        We self-clear equity transactions in the U.S., Hong Kong and Australia. In those markets, we may be required to provide considerable additional funds with clearing and settlement organizations, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. In addition, regulatory agencies have recently required these clearing and settlement organizations to increase the level of margin deposit requirements and they may continue to do so in the future. We rely on our excess cash, certain established credit facilities and the use of outsourced clearing arrangements to meet those demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities and clearing arrangements will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities will be extended beyond their expiration.

        In addition, each of our broker-dealer subsidiaries worldwide is subject to regulatory capital requirements promulgated by the applicable regulatory and exchange authorities of the countries in which they operate. Growth in our non-North American trading activity has led, and could continue to lead to, higher regulatory capital requirements. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker-dealer registration and its suspension or expulsion by its regulatory body. Historically, all regulatory capital needs of our broker-dealers have been provided by existing cash and cash from operations. However, if existing cash together with cash from operations are not sufficient, we may need to reject orders from clients and we may ultimately breach regulatory capital requirements.

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

        Certain of our international operations are dependent on agents for the clearing and settlement of securities transactions. If our agents fail to properly facilitate the clearing and settlement of our customer trades, we could be subject to financial, legal and regulatory risks and costs that may impact our business and operating results. In addition, it could cause our clients to reduce or cease their trading with us, which would adversely affect our revenues and financial results.

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

        A limited portion of our revenues is derived from principal trading in our Canadian Operations, including arbitrage trading and the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies. As a result of this trading, we may incur losses relating to the purchase or sale of securities and currencies for our own account. Although we attempt to close out all of our positions by the end of the day, we bear the risk of market fluctuations and we may incur losses due to changes in the prices of such securities and currencies. Any principal gains or losses resulting from these positions could have a disproportionate effect, positive or negative, on our revenues and profits, and could also result in reputational damage.

        Our Canadian Operations also derive a limited portion of its revenues from the principal trading of spot and short-dated forward foreign exchange contracts with clients, unrelated to equity trades. Although we seek to execute offsetting foreign exchange contracts concurrently with any client trades, earning a net spread, there can be no assurances that the trades are in fact concurrent (and therefore we bear the risk of market fluctuations). In addition, foreign exchange contracts are not centrally cleared and therefore we bear counterparty and settlement risk on such trades.

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

        We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, technological, compliance and legal reporting systems, internal controls, management review processes and other mechanisms that rely on a combination of technical and human controls and supervision. These policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including, for example, losses resulting from trading errors, customer defaults, fraud and money laundering.

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2014	2013	2012
Largest customer	2.7%	2.4%	2.4%
Second largest customer	2.0%	2.1%	2.1%
Third largest customer	1.7%	1.8%	1.9%
Ten largest customers	16.9%	16.8%	14.9%

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

        We are subject to, and in the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The current U.S. administration and other members of the U.S. federal government and other governments outside of the United States have implemented new regulatory requirements for the financial services industry and have indicated that there may be more to come. These newly-implemented rules could cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure. In addition, we cannot predict the extent to which any future regulatory changes would affect our business.

        On June 24, 2014, the SEC issued an order mandating the U.S. exchanges to implement the National Market System Plan to Implement a Tick Size Pilot Program (the "Pilot"). The plan for the Pilot was released by 11 national exchanges and FINRA on August 25, 2014 and it was published in the Federal Register on November 7, 2014. The comment period for the Pilot ended on December 22, 2014 and the plan is pending approval by the SEC. The Pilot will last for one year and it will change the minimum 'tick sizes' (quoting and trading increments) for 1,200 Regulation NMS common stocks with smaller market capitalizations. The proposal would also include a 'trade-at' prohibition for 400 of the Regulation NMS stocks covered by the Pilot that would prevent price matching by a trading center, such as a dark pool, that is not displaying a protected bid or protected offer, subject to certain exceptions. The proposed Pilot is intended to allow the SEC, SROs, and the public to evaluate and assess the impact of increment conventions on the liquidity and trading of stocks of smaller capitalization companies. If the Pilot (specifically the trade-at prohibition) is expanded to more securities, the program could impact our U.S. trading volumes and operational costs. Moreover, the SEC adopted the Consolidated Audit Trail rule ("CAT") in July 2012, which requires SROs to establish an order trail reporting system that would enable regulators to track, within 24 hours of the trade date, information related to trading orders received and executed across the securities markets. On September 30, 2014, the exchanges submitted a Regulation NMS plan for implementation of the CAT to the SEC for approval. The implementation schedule is based on the SEC approval date. Within one year of SEC approval, each exchange will start reporting CAT data to the established central repository. Non-small industry members and small industry members will start reporting CAT data within two and three years of approval, respectively.

        On November 19, 2014, the SEC unanimously adopted Regulation Systems Compliance and Integrity ("Regulation SCI"). The regulation became effective on February 3, 2015 and the compliance date is currently scheduled for November 3, 2015. The rule requires SCI entities (i.e., exchanges, SROs, clearing and settlement agencies, and certain ATSs—including POSIT) to establish extensive policies, procedures, and/or controls to ensure the capacity, stability, integrity, and resiliency of their trading and regulatory reporting systems. Regulation SCI, among other things, also requires the reporting of certain systems issues, testing of business continuity and disaster recovery plans with mandatory participation by customers and members, the establishment of geographically diverse backup capabilities, the completion of an objective annual review of systems, and the maintenance and preservation of certain books and records concerning matters covered by the rule.

        In addition, new regulatory obligations have been proposed, adopted or implemented pertaining to markets outside of the United States, which may also have a material impact upon our business model.

  •
  In Europe, these include MiFID II which is currently in the rulemaking process with implementation planned for January of 2017. In particular, under MiFID II, multilateral trading facilities ("MTF")—the European equivalent to an SEC-registered ATS—that trade in dark cash equity orders would be required to cross such orders at the midpoint, open, or closing prices of the primary venue (where displayed orders in those securities are traded) and adhere to volume limits on dark trading. These limits would be set at 4% of all the displayed and dark regulated venue trading volume for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate. The calculations would be performed at an individual stock level over a 12-month rolling period. In the event that the relevant limit is breached, the crossing of that particular stock in the individual dark trading venue or in all such venues (as applicable depending on whether the 4% or 8% threshold is breached) would cease for the following 6 months. MiFID II provides an exception from these requirements for large sized orders, which may be crossed at any price point and without regard to the above-mentioned volume limits.

    In addition, a financial transaction tax (the "European FTT") is being considered which would include at least ten of the twenty-eight members of the European Union. In addition to the impact that such tax would have on the affected securities and signatory countries, certain alternative versions of the proposals could include an extra-territorial scope that may impact the trading activities of entities which are, and trade entirely outside, the European FTT zone. Ministers from the relevant member states have reiterated that they intend to implement the European FTT by January 1, 2016.

  •
  Hong Kong is awaiting new regulations related to dark liquidity pools. These regulations are likely to limit access to dark pools to institutional clients only, require increased monitoring of dark pools, mandatory disclosure of dark pool operations, and increased client documentation for those accessing dark pools via a Hong Kong broker.

        Compliance with certain of these adopted laws, rules or regulations of the various jurisdictions in which we operate could result in the loss of revenue and has caused us, and could cause us, to incur significant costs. In addition, if any new regulatory obligations are implemented, ITG could incur significant costs to establish the appropriate processes, systems, and/or controls. Last, if we fail to comply adequately with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, suspensions of personnel, or other sanctions, including revocation of our exchange or self-regulatory organization memberships or our broker-dealer registrations.

Increased regulatory scrutiny may lead to increased costs for compliance and the potential for monetary penalties, negatively impacting our profitability.

        In the recent past, there has been increased regulatory scrutiny of our industry by regulators and other governmental authorities, including in the areas of trading risk management controls, undisclosed trading practices and dark pool operations, resulting in an increase in regulatory investigations and reviews. Such enhanced scrutiny could cause ITG to incur significant costs in light of the legal and compliance resources needed to respond to such investigations and reviews, in addition to the potential for monetary penalties arising from such investigations and reviews.

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

        Over the last several years, we have undertaken several strategic acquisitions, including the acquisitions of RFQ-hub, a multi-asset platform for global-listed and OTC financial instruments, Majestic Research Corp. and Ross Smith Energy Group, Ltd. (together now ITG Investment Research), as well as various organic strategic initiatives. We may elect to pursue strategic acquisitions and strategic initiatives in the future. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. Similarly, strategic initiatives may be important to our business prospects and we may not be able to successfully execute such initiatives. In either case, we may have clients with whom we have established trading relationships that seek to negatively bundle our products or services without increasing the amount of revenue they pay us resulting in lost revenues and profits. If we are unable to successfully complete acquisitions and integrate the acquired businesses, suffer a material loss due to an acquired business or fail to execute strategic initiatives, we may not achieve appropriate levels of return on these significant investments, which may have a material effect on our operating results.

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

Our business exposes us to the risk of litigation.

        Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. These risks include, among other things, liability arising from disputes relating to the delay or failure of trade executions, trade settlement terms or the inadequacy or inaccuracy of research products. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock could be volatile.

        The market price of our common stock may be volatile and could be significantly affected by any number of factors like volatility in the broader stock market, changes in analyst earnings estimates, quarterly variations in our results of operations, shifting investor perceptions, a large purchase or sale by a significant stockholder, the announcement of new products or the occurrence of events described in the other risk factors in this Annual Report on Form 10-K.

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

        We also have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet pursuant to a lease agreement expiring in October 2016, and in San Francisco, California where we occupy approximately 3,900 square feet pursuant to a lease agreement expiring in June 2018.

Canada

        ITG Canada has an office in Toronto where we occupy approximately 19,900 square feet of office space pursuant to a lease expiring in December 2016. We also have an office in Calgary where we occupy approximately 7,600 square feet pursuant to a lease expiring in February 2016.

Europe

        In Europe, ITG has offices in Dublin, London and Paris where we occupy approximately 6,200, 12,200 and 3,100 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in November 2017, the London space is leased pursuant to an agreement that expires in July 2018, and the space in Paris is leased pursuant to an agreement that expires in January 2022.

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

	High	Low
2013:
First Quarter	12.81	9.12
Second Quarter	14.64	9.82
Third Quarter	17.89	14.07
Fourth Quarter	20.87	14.66
2014:
First Quarter	20.79	16.07
Second Quarter	20.80	15.83
Third Quarter	19.36	15.55
Fourth Quarter	21.27	14.65

        On February 23, 2015, the closing price per share for our common stock as reported on the NYSE was $22.04. On February 23, 2015, we believe that our common stock was held by approximately 5,416 stockholders of record or through nominees in street name accounts with brokers.

        In May 2013, our Board of Directors authorized the repurchase of 4.0 million shares. In October 2014, our Board of Directors authorized the repurchase of an additional 4.0 million shares. Neither of these authorizations has an expiration date. As of December 31, 2014, there were 4.8 million shares remaining available for repurchase under ITG's stock repurchase program. The specific timing and amount of repurchases will vary based on market conditions and other factors.

        During 2014, the Company repurchased approximately 3.0 million shares of our common stock at a cost of approximately $54.4 million, which was funded from our available cash resources. Of these shares, approximately 2.7 million were purchased under our Board of Directors' authorization for a total cost of $48.2 million (average cost of $18.03 per share). An additional 0.4 million shares ($6.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

        The following table sets forth our stock repurchase activity during 2014, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly announced plan or program, and the number of shares yet to be purchased under the plan or program.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2014
To: January 31, 2014	—	$—	—	3,447,440
From: February 1, 2014
To: February 28, 2014	869,072	16.80	560,000	2,887,440
From: March 1, 2014
To: March 31, 2014	186,214	18.00	183,800	2,703,640
From: April 1, 2014
To: April 30, 2014	1,810	19.55	—	2,703,640
From: May 1, 2014
To: May 31, 2014	458,952	18.82	458,600	2,245,040
From: June 1, 2014
To: June 30, 2014	314,020	18.25	312,237	1,932,803
From: July 1, 2014
To: July 31, 2014	2,051	17.55	—	1,912,803
From: August 1, 2014
To: August 31, 2014	303,355	17.76	300,000	1,632,803
From: September 1, 2014
To: September 30, 2014	223,711	17.06	220,000	1,412,803
From: October 1, 2014
To: October 31, 2014	263,277	17.39	225,400	5,187,403
From: November 1, 2014
To: November 30, 2014	202,975	19.56	199,500	4,987,903
From: December 1, 2014
To: December 31, 2014	213,567	19.88	212,100	4,775,803

Total	3,039,004	$17.90	2,671,637

(a)
This column includes the acquisition of 367,367 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

        We have not paid a cash dividend to stockholders during any period of time covered by this report. Our current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of our businesses and to return capital to stockholders through repurchases. As a result, we are not currently paying cash dividends on common stock.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2014.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Operations data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five-year period ended December 31, 2014, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data: ($ in thousands, except per share amounts)
Total revenues	$559,814	$530,801	$504,436	$572,037	$570,754
Total expenses	494,827	487,746	774,891	778,665	521,421

Income (loss) before income tax expense (benefit)	64,987	43,055	(270,455)	(206,628)	49,333
Income tax expense (benefit)	14,095	11,970	(22,596)	(26,839)	25,353

Net income (loss)	$50,892	$31,085	$(247,859)	$(179,789)	$23,980
Basic earnings (loss) per share	$1.44	$0.84	$(6.45)	$(4.42)	$0.56

Diluted earnings (loss) per share	$1.40	$0.82	$(6.45)	$(4.42)	$0.55

Basic weighted average number of common shares outstanding (in millions)	35.3	36.8	38.4	40.7	42.8
Diluted weighted average number of common shares outstanding (in millions)	36.4	38.1	38.4	40.7	43.5
Consolidated Statements of Financial Condition Data: ($ in thousands)

Total assets	$1,350,849	$1,539,472	$1,492,976	$1,604,332	$1,784,083
Cash and cash equivalents	$275,210	$261,897	$245,875	$284,188	$317,010
Short-term bank loans	$78,360	$73,539	$22,154	$1,606	$—
Term debt	$17,781	$30,332	$19,272	$23,997	$—
Total stockholders' equity	$415,596	$417,432	$409,770	$671,114	$870,068

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

  •
  Asia Pacific Operations

Our four operating segments provide the following types of products and services:

  •
  Electronic Brokerage—includes self-directed trading by clients using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

  •
  Research, Sales and Trading—includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy asset plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

  •
  Platforms—includes trade order and execution management software applications in addition to network connectivity

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

        Other revenues include: (i) income from principal trading in Canada, including arbitrage trading, (ii) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies as well as on other foreign exchange transactions unrelated to equity trades, (iii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iv) transaction advisory services provided to potential purchasers of energy-related investments, (v) non-recurring consulting services, such as one-time implementation and customer training related activities, (vi) investment and interest income, (vii) interest income on securities borrowed in connection with customers' settlement activities and (viii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including errors and accommodations).

  Expenses

        Compensation and employee benefits, our largest expense, consist of salaries and wages, incentive compensation, employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred share-based awards. Only the cash portion, which represents a lesser portion of our total compensation costs, is expensed in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period-to-period based on revenue levels.

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

        Adjusted expenses and adjusted net income (loss) together with related per share amounts are non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

        Reconciliations of adjusted expenses and adjusted net income to expenses and net income (loss) and related per share amounts as determined in accordance with U.S. GAAP for the years ended

December 31, 2013 and 2012 are provided below. There were no such adjustments during the year ended December 31, 2014.

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2013:		U.S.	Canada	Europe	Asia Pacific
Total expenses	$487,746	$302,349	$63,553	$73,686	$48,158
Less:
Restructuring charges(1)	75	1,264	348	(1,537)	—
Duplicate rent expense(2)	(2,568)	(2,568)	—	—	—
Office move(3)	(3,910)	(3,910)	—	—	—

Adjusted expenses	$481,343	$297,135	$63,901	$72,149	$48,158

Income tax expense	$11,970
Net effect of adjustments(1)	405

Adjusted income tax expense	$12,375

Net income	$31,085
Net effect of adjustments	5,998

Adjusted net income	$37,083

Diluted earnings per share	$0.82
Net effect of adjustments	0.15

Adjusted diluted earnings per share	$0.97

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2012:		U.S.	Canada	Europe	Asia Pacific
Total expenses	$774,891	$569,480	$66,516	$91,616	$47,279
Less:
Goodwill and other asset impairment charge(4)	274,285	245,103	—	28,481	701
Restructuring charges(1)	9,499	6,798	1,145	615	941
Duplicate rent expense(2)	1,378	1,378	—	—	—

Adjusted expenses	$489,729	$316,201	$65,371	$62,520	$45,637

Net loss	$(247,859)
Net effect of adjustments	256,034

Adjusted net income	$8,175

Diluted loss per share	$(6.45)
Net effect of adjustments	6.66

Adjusted diluted earnings per share	$0.21

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

(4)
In the second quarter of 2012, goodwill with a carrying value of $274.3 million in the U.S. Operations and European Operations reporting segments was deemed impaired and its fair value was determined to be zero, resulting in a full impairment charge.

Executive Summary for the Year Ended December 31, 2014

Consolidated Overview

        Our 2014 results reflect the benefits of the targeted investments we have made in our international capabilities and the enhanced operating efficiency we have established through a focus on the profitability of our products and services. In 2014, we had significant growth in revenues and profitability in Europe, ended the year with two consecutive quarters of profitability in Asia Pacific and posted record revenues in Canada during the fourth quarter. Our revenues grew 5% over 2013 to $559.8 million while our costs of $494.8 million were up only 1% compared to expenses and 3% compared to adjusted expenses in 2013 (see Non-GAAP Financial Measures). Our net income for 2014 was $50.9 million, or $1.40 per diluted share compared to net income of $31.1 million, or $0.82 per diluted share and adjusted net income of $37.1 million, or $0.97 per diluted share in 2013 (see Non-GAAP Financial Measures). Our annualized return on average equity for the year was 12.2%, compared to a return of 7.6% for 2013.

        Business conditions in the U.S. remained weak for most of 2014. The average daily combined volume of NYSE- and NASDAQ-listed securities for 2014 was up only 3.7% from the multi-year low in 2013. The weakness was also apparent in domestic equity fund flow activity. Following an improved start to the year, domestic equity funds continued to see outflows, totaling nearly $60 billion during 2014. On the positive side, during the fourth quarter we saw a surge in volatility as central bank policies from around the world began to diverge, creating movements in currencies and commodities that triggered volatility in equity prices and increased volumes.

        While the recent period of higher volatility and increased trading volumes has continued into the early part of 2015, it is unclear whether such activity will be sustainable over the long term. As a result, our strategy is to continue to expand our business across different asset classes and client constituencies and to grow our international businesses. Our July acquisition of RFQ-hub, a Paris-based request-for-quote technology platform for global listed and over-the-counter financial instruments is closely aligned with these strategic goals. We continue to focus on the profitability of our products and services as we strive to improve our operating model and create flexibility for expansion.

Segment Discussions

        In the U.S., the overall combined average daily market volume of NYSE-and NASDAQ-listed securities for 2014 was 3.7% above the low levels of 2013, benefitting from a rebound in the fourth quarter. Our average daily trading volumes in the U.S. remained under pressure, falling 3.3% compared to 2013.

        Our overall revenue earned per share remained at $0.0047, despite a higher proportion of volume from our lower-rate sell-side clients. The proportion of this lower-rate business increased to 52% versus 50% for 2013, adversely impacting our revenue per share. While we saw lower revenue per share from sell-side clients, we continued to see improvement in the revenue per share from buy-side clients. The higher revenue per share from buy-side clients was driven by higher rates for clients' use of our POSIT Alert block crossing system and our high-touch and portfolio trading services. These higher rates were attributable in part to clients paying for research through trading at a bundled rate. During the year, our energy research capabilities also provided additional sources of revenue in the form of transaction advisory services provided to potential purchasers of energy-related investments.

        For the year, average daily trading volumes on all Canadian markets increased 9% from 2013 while commissions and fees from our Canadian Operations were 4% higher in U.S. dollar terms and 12% higher in local currency terms. Overall market trading was particularly strong in the fourth quarter when volumes increased 33% over the fourth quarter of 2013. Our strong performance for the year was driven in part by significantly higher volumes in MATCH Now, which were up more than 80% from 2013.

        Our European commission and fees grew by 43% compared to 2013, far outpacing the 16% growth in market-wide trading activity in the region due in large part to higher trading in POSIT. Our success in Europe reflects the investments we have made in our infrastructure and in our global product capabilities, including POSIT Alert. Our strong revenue growth together with our continued efforts to manage costs led to an 88% increase in pre-tax income in comparison to 2013. We continued to make targeted strategic investments during the second half of the year through the acquisition of RFQ-hub and the expansion of our Paris- and London-based sales teams. While these initiatives have not had a material impact on our results thus far, we expect them to contribute to profitability in 2015 and beyond.

        In the Asia-Pacific region, we achieved two consecutive quarters of profitability in the second half of 2014 despite incurring $0.5 million in employee termination charges late in the year to lower our local cost base going forward. Though overall market-wide trading activity in the markets in which we participate decreased 8%, our commissions and fees in the region grew by 3%, benefitting from the growth in commissions from buy-side clients using our POSIT Alert block crossing system and from higher commission sharing revenues derived from Triton. POSIT Alert continues to be a key source of growth in Asia Pacific with value traded having increased for six straight quarters.

Capital Resource Allocation

        During 2014, we repurchased 2.7 million shares for $48.2 million, or $18.03 per share. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to stockholders depending on market conditions. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

Results of Operations Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

U.S. Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$220,567	$231,140	$(10,573)	(5)
Recurring	73,807	76,720	(2,913)	(4)
Other	12,559	10,176	2,383	23

Total revenues	306,933	318,036	(11,103)	(3)

Expenses:
Compensation and employee benefits	135,498	125,672	9,826	8
Transaction processing	39,178	41,995	(2,817)	(7)
Other expenses	114,156	133,231	(19,075)	(14)
Restructuring charges	—	(1,264)	1,264	—
Interest expense	2,322	2,715	(393)	(14)

Total expenses	291,154	302,349	(11,195)	(4)

Income before income tax expense	$15,779	$15,687	$92	1

        Commissions and fees decreased due to a 3% reduction in our average daily trading volumes. Although our average revenue per share remained unchanged year over year at $0.0047, the proportion of average daily volumes executed by lower-priced sell-side clients increased to 52% of our volumes compared to 50% in 2013, adversely impacting our revenue per share. While we also saw lower revenue per share from sell-side clients, we continued to see improvement in the revenue per share from buy-side clients. The higher revenue per share from buy-side clients was driven by higher rates for clients' use of our POSIT Alert block crossing system and our high-touch and portfolio trading services. These higher rates were attributed in part to clients paying for research through trading at a higher, bundled rate.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2014	2013	Change	% Change
Total trading volume (in billions of shares)	40.9	42.4	(1.5)	(4)
Average trading volume per day (in millions of shares)	162.5	168.1	(5.6)	(3)
Average revenue per share	$0.0047	$0.0047	$—	—
U.S. market trading days	252	252	—	—

*
Excludes activity from ITG Net commission share arrangements.

        Recurring revenues decreased due to the impact of client attrition from our OMS product, resulting in lower OMS subscription revenues and connectivity fees, partially offset by higher research subscriptions.

        Other revenues increased primarily due to an increase in transaction advisory services revenues generated by our energy research team. This increase more than offset a reduction in revenues generated by our stock loan matched book business, which included a gain of $2.5 million in 2013 related to adjustments to historical dividend withholdings.

        Total expenses in 2014 decreased $11.2 million compared to 2013. In 2013, we incurred $2.6 million of duplicate rent charges associated with the build out of our new headquarters in lower Manhattan while we still occupied our then-existing headquarters in midtown Manhattan and $3.9 million related to our office move, including a reserve for the remaining lease obligation. This was partially offset by a $1.3 million reversal of previously-recorded 2012 and 2011 restructuring liabilities as a portion of the space vacated in our Los Angeles office was sub-let and certain legal and other employee-related accruals were deemed unnecessary. Total expenses declined $6.0 million compared to 2013 excluding these charges (see Non-GAAP Financial Measures).

        Compensation and employee benefits increased as a result of headcount increases and from higher incentive-based compensation to our management team associated with increased global profitability. Deferred stock-based compensation expense associated with awards granted for the 2014 and 2013 fiscal years to U.S. employees is expected to increase by approximately $2 million in 2015.

        Transaction processing costs declined more than the decrease in commissions and fees due to lower options volumes, which incur higher costs proportionally than our cash equity trading and lower execution costs from client use of our algorithm technology. As a percentage of commissions and fees, transaction processing costs declined to 17.8% from 18.2% during 2013.

        Other expenses decreased $19.1 million, of which $6.5 million represented the impact of the duplicate rent charges and office move expenses incurred during the prior-year period as described above. In addition, we (a) incurred lower data center, data and connectivity expenses from our cost reduction initiatives, (b) had lower depreciation, software amortization and consulting fees, (c) reduced our bad debt reserves. There was also a higher credit for research and development costs charged to other segments. These reductions were partially offset by an increase in employee recruiting and legal fees.

        In the second quarter of 2013, previously-recorded restructuring accruals from 2012 and 2011 were adjusted to reflect our then-current expectations.

        Interest expense primarily relates to interest costs on our term debt and commitment fees relating to our $150 million revolving credit facility, including debt issuance cost amortization.

Canadian Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$59,992	$57,507	$2,485	4
Recurring	9,575	9,294	281	3
Other	8,526	8,193	333	4

Total revenues	78,093	74,994	3,099	4

Expenses:
Compensation and employee benefits	23,901	25,929	(2,028)	(8)
Transaction processing	9,710	10,691	(981)	(9)
Other expenses	27,753	27,281	472	2
Restructuring charges	—	(348)	348	100

Total expenses	61,364	63,553	(2,189)	(3)

Income before income tax expense	$16,729	$11,441	$5,288	46

        Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $5.2 million and $3.8 million, respectively, resulting in a decrease of $1.4 million to pre-tax income.

        Canadian commissions and fees increased $2.5 million despite an unfavorable currency translation of $4.0 million, principally due to the growth in MATCH Now volumes of more than 80%.

        Recurring revenues increased due to a higher number of billable network connections through ITG Net and our billing for market data consumed by clients.

        Other revenues increased slightly due to an increase in income earned on foreign exchange transactions and principal arbitrage trading, partially offset by losses on client accommodations and the impact of currency translation.

        Compensation and employee benefits costs decreased 8% primarily due to a decrease in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock and the impact of currency translation, partially offset by an increase in incentive-based compensation related to increased profitability.

        Transaction processing costs decreased due to lower rates for clearing and settlement from contract renegotiation with our clearing provider, lower execution costs as a higher percentage of our volume was executed in MATCH Now and the impact of currency translation. As a percentage of commission and fees, transaction processing costs declined to 16.2% from 18.6% in 2013.

        The increase in other expenses was primarily driven by higher charges for historical market data and legal-related expenses, partially offset by lower connectivity expenses as well as the impact of currency translation.

        In the second quarter of 2013, previously-recorded restructuring accruals from 2012 and 2011 were adjusted to reflect our then-current expectations.

European Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues
Commissions and fees	$113,989	$79,639	$34,350	43
Recurring	13,924	12,508	1,416	11
Other	(350)	(355)	5	(1)

Total revenues	127,563	91,792	35,771	39

Expenses:
Compensation and employee benefits	35,977	30,216	5,761	19
Transaction processing	26,796	19,567	7,229	37
Other expenses	30,786	22,366	8,420	38
Restructuring charges	—	1,537	(1,537)	(100)

Total expenses	93,559	73,686	19,873	27

Income before income tax expense	$34,004	$18,106	$15,898	88

        Currency translation from a stronger average British Pound increased European revenues and expenses by $6.8 million and $5.2 million, respectively, adding $1.6 million to pre-tax income.

        European results include substantially all the RFQ-hub operations since the July 30, 2014 acquisition date, adding $2.0 million in revenues, mostly recurring, and $2.5 million in expenses.

        Our European commissions and fees grew 43% in 2014 as compared to 2013, far outpacing the 16% growth in market-wide value traded. We are continuing to benefit from the investments we have made in our infrastructure and our product suite resulting in increased activity from buy-side and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT, and from clients using our POSIT Alert block crossing system. We also saw increased commissions from the use of our high-touch trading services. Commissions and fees also benefitted from $5.9 million in favorable currency translation.

        Recurring revenues increased primarily from the new connectivity revenue from RFQ-hub.

        Compensation and employee benefits increased due to higher incentive-based compensation related to improved performance, increase in headcount, including employees from the RFQ-hub acquisition, and the impact of the unfavorable currency translation of $1.7 million. This increase was offset, in part, by $3.1 million in lower compensation associated with the outsourcing of our research and development facility in Israel to a third-party service provider. Deferred stock-based compensation expense associated with awards granted for the 2014 and 2013 fiscal years to European employees is expected to increase by approximately $2 million in 2015.

        Transaction processing costs increased due to the significant increase in value traded. However, transaction processing costs declined as a percentage of commissions and fees to 23.5% from 24.6% in 2013 due to the impact of a higher percentage of our value traded crossed in POSIT, including our POSIT Alert block crossing system, and our initiatives to reduce settlement and clearing costs.

        Other expenses increased due to higher charges for (a) global research and development costs, (b) historical market data, (c) consulting costs, net of capitalization, attributable to the outsourcing of our research and development facility in Israel to a third-party service provider, (d) marketing costs and due to the additional costs added by RFQ-hub.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$41,624	$40,333	$1,291	3
Recurring	6,488	5,650	838	15
Other	(887)	(4)	(883)	NA

Total revenues	47,225	45,979	1,246	3

Expenses:
Compensation and employee benefits	20,382	19,437	945	5
Transaction processing	10,716	11,539	(823)	(7)
Other expenses	17,652	17,182	470	3

Total expenses	48,750	48,158	592	1

Loss before income tax benefit	$(1,525)	$(2,179)	$654	(30)

        Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses both by $1.3 million, resulting in no impact on our pre-tax loss.

        Asia Pacific commissions and fees increased despite a reduction in market-wide trading activity and unfavorable currency translation due to the growth in commissions from clients using our POSIT Alert block crossing system and algorithmic trading capabilities as well as from higher commission-sharing revenues.

        The growth in recurring revenues primarily reflects growth in the number of billable network connections through ITG Net and the decrease in other revenues is due to higher client trade accommodations, which totaled $1.2 million in 2014, compared to $0.3 million in 2013.

        Compensation and employee benefits increased due to increases in headcount and employee termination charges, partially offset by higher capitalized compensation for software development and favorable currency translation.

        Transaction processing costs decreased due to a reduction in value traded and our efforts to reduce execution and settlement costs. As a percentage of commissions and fees, transaction processing costs declined to 25.7% from 28.6% in 2013.

        The increase in other expenses reflects higher charges for historical market data and global research and development, as well as increases in hardware and software maintenance and connectivity, partially offset by reductions in market data costs and lower foreign exchange transaction losses.

Consolidated income tax expense

        Our effective tax rate was 21.7% for 2014 compared to 27.8% for 2013. The low rate in both periods is the result of a significantly higher proportion of our pre-tax income arising from our European Operations, which is taxed at a lower rate. Additionally, in the U.S. we recorded a $2.7 million tax benefit in 2014 for the net impact of settling multi-year tax return positions and establishing additional reserves for other tax positions. In 2013, our effective tax rate was favorably impacted by the resolution of a tax contingency in Europe and the recognition of the full-year 2012 research and experimentation credit in the U.S. during the first quarter of 2013 due to the timing of tax legislation. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

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

*
Excludes activity from ITG Derivatives and ITG Net commission-sharing arrangements.

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

        Compensation and employee benefits decreased from a reduction in headcount largely attributable to our restructuring in 2012, partially offset by higher incentive-based compensation costs associated with improved profitability in 2013.

        Transaction processing costs decreased due to the lower level of trading volumes. As a percentage of commissions and fees, transaction processing costs declined due primarily to the increased revenue per share described above.

        Other expenses decreased $8.1 million despite an increase of $1.2 million in duplicate rent charges associated with the build-out of our new headquarters in lower Manhattan and the $3.9 million charge we incurred upon completion of the move, which includes a reserve for the remaining lease obligations at our previous headquarters. This decrease was attributable to lower market data and connectivity costs resulting from our cost reduction initiatives, lower marketing costs due to our 2012 rebranding efforts, lower software amortization and a reduction of bad debt reserves from improved collection efforts. These reductions were partially offset by a reduced credit for research and development costs charged to other regional segments.

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

        Compensation and employee benefits costs increased primarily due to an increase in share-based compensation, partially offset by a decrease from reduced headcount. The increase in share-based compensation related to the impact of an increase in the price of our stock on legacy awards settled in cash.

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

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2013	2012	Change	% Change
Revenues:
Commissions and fees	$40,333	$33,613	$6,720	20
Recurring	5,650	4,913	737	15
Other	(4)	352	(356)	(101)

Total revenues	45,979	38,878	(7,101)	18
Expenses:
Compensation and employee benefits	19,437	19,024	413	2
Transaction processing	11,539	9,208	2,331	25
Other expenses	17,182	17,405	(223)	(1)
Goodwill and other asset impairment	—	701	(701)	(100)
Restructuring charges	—	941	(941)	(100)

Total expenses	48,158	47,279	879	2

Loss before income tax expense	$(2,179)	$(8,401)	$6,222	74

        Currency translation decreased total Asia Pacific revenues and expenses by $1.4 million and $1.3 million, respectively, resulting in a $0.1 million increase to our pre-tax loss.

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

Consolidated Income Tax Expense

        Our effective tax rate was 27.8% on our pre-tax income in 2013 compared to 8.4% on our pre-tax loss in 2012. In 2013, our low effective tax rate was favorably impacted by a higher proportion of earnings coming from our European Operations, where we incur lower tax rates, together with the resolution of a tax contingency in Europe and the recognition of the full year 2012 research and experimentation credit in the U.S. during the first quarter of 2013 due to the timing of tax legislation. These reductions to our effective tax rate were partially offset by increases associated with the lack of a deduction on the restructuring charge related to closing the Israel technology research and development facility and the tax charges associated with the anticipated withdrawal of capital from Israel. The low rate in 2012 was primarily attributable to the significant impairment charges in the U.S.,

Europe and Asia Pacific, which were either partially or fully non-deductible. Furthermore, 2012 was favorably impacted by a net benefit recorded of $0.9 million following the resolution in the U.S. of a state tax contingency.

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At December 31, 2014, unrestricted cash and cash equivalents totaled $275.2 million. Included in this amount is $122.3 million of cash and cash equivalents held by subsidiaries outside the United States. Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

        As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2014, we had interest-bearing security deposits totaling $36.4 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2014, we entered into a new $150 million two-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

        We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities. In Europe, we maintain $31.7 million in restricted cash deposits primarily supporting working capital facilities in the form of overdraft protection for our European clearing and settlement needs.

Capital Resources

        Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

        The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income (loss)	$50,892	$31,085	$(247,859)
Non-cash items included in net income (loss)	62,478	78,220	321,199
Effect of changes in receivables/payables from/to customers and brokers	(34,627)	(25,274)	(32,563)
Effect of changes in other working capital and operating assets and liabilities	63,797	(38,839)	(13,985)

Net cash provided by operating activities	$142,540	$45,192	$26,792

        The cash flow provided by operating activities for 2014 was driven by an increase in net income, an increase in accounts payable and accrued expenses primarily from the build-up of accrued bonuses and a decrease in deposits held by clearing organizations. These increases to cash were offset by an increase in cash used for settlement activities. The decrease in deposits with clearing organizations was offset by a $35.0 million repayment in short-term bank loans in the U.S., while the increase in cash used in settlement activities was offset by an increase of $39.8 million in international short-term bank loans. The net change of $4.8 million in short-term bank loan financing is included in financing activities below.

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

Investing Activities

        Net cash used in investing activities of $61.1 million includes our acquisition of RFQ-hub, investments in software development projects, computer hardware and software and a minority interest investment.

Financing Activities

        Net cash used in financing activities of $62.0 million primarily reflects repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt, offset by net proceeds from short-term bank borrowings that are used to support our settlement activities.

        On January 31, 2014, ITG Inc. as borrower, and Investment Technology Group, Inc. as guarantor entered into a new $150 million two-year revolving credit agreement (the "Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. The terms and conditions of the Credit Agreement are substantially the same as the initial Credit Agreement that matured on January 31, 2014.

        During 2014, the Company repurchased approximately 3.0 million shares of our common stock at a cost of approximately $54.4 million, which was funded from our available cash resources. Of these shares, approximately 2.7 million were purchased under our Board of Directors' authorization for a total cost of $48.2 million (average cost of $18.03 per share). An additional 0.4 million shares ($6.2 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. On October 15, 2014, the Board of Directors authorized the repurchase of an additional 4.0 million shares, bringing the total number of shares available for repurchase at that time to 5.4 million shares. This additional authorization has no expiration date. As of December 31, 2014, the total remaining number of shares currently available for repurchase under ITG's stock repurchase program was 4.8 million. The specific timing and amount of repurchases will vary based on market conditions and other factors. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

Regulatory Capital

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

        Net capital balances and the amounts in excess of required net capital at December 31, 2014 for the U.S. Operations are as follows (dollars in millions):

U.S. Operations	Net Capital	Excess
ITG Inc.	$99.8	$98.8
AlterNet	5.5	5.3
ITG Derivatives	2.4	1.4

        As of December 31, 2014, ITG Inc. had $10.1 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.0 million under agreements for proprietary accounts of broker-dealers.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2014, is summarized in the following table (dollars in millions):

Canadian Operations	Net Capital	Excess
Canada	$36.8	$36.4
European Operations
Ireland	63.2	39.0
U.K.	3.9	3.0
Asia Pacific Operations
Australia	12.3	8.2
Hong Kong	26.8	14.1
Singapore	0.4	0.2

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

Aggregate Contractual Obligations

        As of December 31, 2014, our contractual obligations and other commercial commitments amounted to $190.5 million in the aggregate and consisted of the following (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$42,292	$32,957	$9,335	$—	$—
Long-term debt	2,653	2,653	—	—	—
Capital lease obligations	15,128	6,167	5,692	3,269	—
Operating lease obligations	125,056	17,214	24,779	17,618	65,445
Minimum payments under certain employment arrangements(a)	5,363	5,231	28	28	76

Total	$190,492	$64,222	$39,832	$20,915	$65,521

(a)
Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2014, we would be obligated to pay separation payments totaling $5.4 million.

        The above information excludes $14.4 million of gross unrecognized tax benefits discussed in Note 9, Income Taxes, to our consolidated financial statements because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

        As part of the $150 million, two-year credit agreement we entered into on January 31, 2014, we are required to pay a commitment fee of 0.50% on any unborrowed amounts.

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, ("ASU 2014-09"), Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Application of the new guidance involves five steps: (1) identifying contracts with customers; (2) identifying the separate performance obligations within the contracts; (3) determining the transaction price; (4) allocating the transaction price to the separate performance obligations; and (5) recognizing revenue when (or as) the performance obligations are satisfied. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance and have not yet selected a transition method nor have we determined the impact of adoption on our financial statements.

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

Goodwill Impairment: Testing Methodology and Valuation Considerations

        We obtained goodwill and intangible assets as a result of the acquisitions of subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. We are required to periodically assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent our business segments. Our annual goodwill impairment assessment involves assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of our qualitative analysis suggests that the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss using a two-step impairment test. The two-step impairment testing process is as follows:

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

Income Taxes and Uncertain Tax Positions

        ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. A valuation allowance may be recorded against deferred tax assets if it is more likely than not that those assets will not be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

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

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and our revolving credit facility as well as our variable rate term debt. Given that our $150 million credit facility is specifically earmarked for limited short-term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Similarly, because only a small portion of our term debt is subject to a variable rate, the impact of any adverse change in interest rates should not be material. Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit-quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $321.8 million and $320.0 million as of December 31, 2014 and 2013, respectively. Our interest-bearing investments are not insured and, because of the short-term high quality nature of the investments, are not likely to fluctuate significantly in market value.

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

        Approximately 45% and 40% of our revenues for the years ended December 31, 2014 and 2013, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2014 and 2013, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $4.5 million and $2.5 million, respectively.

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

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2014 and 2013, our unrestricted cash and cash equivalents and mutual fund securities owned were $279.1 million and $266.4 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 13, 2015

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$275,210	$261,897
Cash restricted or segregated under regulations and other	69,738	71,202
Deposits with clearing organizations	36,424	74,771
Securities owned, at fair value	12,073	7,436
Receivables from brokers, dealers and clearing organizations	646,330	866,271
Receivables from customers	107,935	72,660
Premises and equipment, net	60,306	66,171
Capitalized software, net	38,333	37,892
Goodwill, net	12,803	—
Intangibles, net	31,595	31,201
Income taxes receivable	105	54
Deferred taxes	37,209	34,130
Other assets	22,788	15,787

Total assets	$1,350,849	$1,539,472

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$199,211	$175,931
Short-term bank loans	78,360	73,539
Payables to brokers, dealers and clearing organizations	600,041	807,320
Payables to customers	11,132	16,797
Securities sold, not yet purchased, at fair value	8,253	2,953
Income taxes payable	19,772	14,805
Deferred taxes	703	363
Term debt	17,781	30,332

Total liabilities	935,253	1,122,040

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,229,962 and 52,158,374 shares issued at December 31, 2014 and 2013, respectively	522	522
Additional paid-in capital	240,135	240,057
Retained earnings	487,462	436,570
Common stock held in treasury, at cost; 18,000,756 and 16,005,500 shares at December 31, 2014 and 2013, respectively	(306,629)	(268,253)
Accumulated other comprehensive income (net of tax)	(5,894)	8,536

Total stockholders' equity	415,596	417,432

Total liabilities and stockholders' equity	$1,350,849	$1,539,472

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Commissions and fees	$436,172	$408,619	$380,976
Recurring	103,794	104,172	109,767
Other	19,848	18,010	13,693

Total revenues	559,814	530,801	504,436

Expenses:
Compensation and employee benefits	215,758	201,254	196,362
Transaction processing	86,400	83,792	81,173
Occupancy and equipment	59,811	69,022	62,637
Telecommunications and data processing services	51,187	53,607	59,850
Other general and administrative	79,349	77,431	88,543
Goodwill and other asset impairment	—	—	274,285
Restructuring charges	—	(75)	9,499
Interest expense	2,322	2,715	2,542

Total expenses	494,827	487,746	774,891

Income (loss) before income tax expense (benefit)	64,987	43,055	(270,455)
Income tax expense (benefit)	14,095	11,970	(22,596)

Net income (loss)	$50,892	$31,085	$(247,859)

Income (loss) per share:
Basic	$1.44	$0.84	$(6.45)

Diluted	$1.40	$0.82	$(6.45)

Basic weighted average number of common shares outstanding	35,349	36,788	38,418
Diluted weighted average number of common shares outstanding	36,365	38,114	38,418

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$50,892	$31,085	$(247,859)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(14,430)	(3,338)	3,533

Other comprehensive (loss) income	(14,430)	(3,338)	3,533

Comprehensive income (loss)	$36,462	$27,747	$(244,326)

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2011	—	519	249,469	653,344	(240,559)	8,341	671,114

Net loss	—	—	—	(247,859)	—	—	(247,859)
Other comprehensive income	—	—	—	—	—	3,533	3,533
Issuance of common stock for restricted share awards (670,933 shares) and employee stock unit awards (71,580 shares), including tax benefit shortfall and award cancellations of $4.1 million	—	—	(16,306)	—	13,722	—	(2,584)
Awards reclassified to liability for cash settlement (259,840 shares)	—	—	(2,838)	—	—	—	(2,838)
Issuance of common stock for the employee stock purchase plan (137,782 shares)	—	1	1,130	—	—	—	1,131
Purchase of common stock for treasury (2,470,000 shares)	—	—	—	—	(23,457)	—	(23,457)
Shares withheld for net settlements of share-based awards (270,467 shares)	—	—	—	—	(2,817)	—	(2,817)
Share-based compensation	—	—	13,547	—	—	—	13,547

Balance at December 31, 2012	$—	$520	$245,002	$405,485	$(253,111)	$11,874	$409,770

Net income	—	—	—	31,085	—	—	31,085
Other comprehensive loss	—	—	—	—	—	(3,338)	(3,338)
Issuance of common stock for restricted share awards (1,029,623 shares), including tax benefit shortfall and award cancellations of $1.5 million	—	—	(19,774)	—	17,559	—	(2,215)
Issuance of common stock for the employee stock purchase plan (121,363 shares)	—	2	933	—	—	—	935
Purchase of common stock for treasury (2,005,200 shares)	—	—	—	—	(28,169)	—	(28,169)
Shares withheld for net settlements of share-based awards (352,051 shares)	—	—	—	—	(4,532)	—	(4,532)
Share-based compensation	—	—	13,896	—	—	—	13,896

Balance at December 31, 2013	$—	$522	$240,057	$436,570	$(268,253)	$8,536	$417,432

Net income	—	—	—	50,892	—	—	50,892
Other comprehensive loss	—	—	—	—	—	(14,430)	(14,430)
Issuance of common stock in connection with the employee stock option plan (14,228 shares) and for restricted share awards (1,029,520 shares), including net excess tax benefit of $0.6 million	—	—	(16,244)	—	16,020	—	(224)
Issuance of common stock for the employee stock purchase plan (71,587 shares)	—	—	963	—	—	—	963
Purchase of common stock for treasury (2,671,637 shares)	—	—	—	—	(48,165)	—	(48,165)
Shares withheld for net settlements of share-based awards (367,367 shares)	—	—	—	—	(6,231)	—	(6,231)
Share-based compensation	—	—	15,359	—	—	—	15,359

Balance at December 31, 2014	$—	$522	$240,135	$487,462	$(306,629)	$(5,894)	$415,596

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$50,892	$31,085	$(247,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,384	53,606	56,493
Deferred income tax expense (benefit)	(4,979)	3,051	(27,156)
Provision for doubtful accounts	(801)	(405)	1,401
Share-based compensation	18,874	20,861	15,628
Fixed asset disposal	—	649	—
Non-cash restructuring charges, net	—	357	548
Goodwill and other asset impairment	—	101	274,285
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(616)	(9,491)	11,700
Deposits with clearing organizations	38,347	(45,622)	(3,611)
Securities owned, at fair value	(5,489)	2,445	(4,689)
Receivables from brokers, dealers and clearing organizations	211,491	43,612	(163,605)
Receivables from customers	(37,238)	(63,376)	4,261
Accounts payable and accrued expenses	23,868	2,614	(22,905)
Payables to brokers, dealers and clearing organizations	(203,805)	(48,338)	125,919
Payables to customers	(5,075)	42,828	862
Securities sold, not yet purchased, at fair value	6,162	(2,086)	4,695
Income taxes receivable/payable	6,194	12,148	(1,459)
Excess tax benefit	(1,278)	(510)	—
Other, net	(3,391)	1,663	2,284

Net cash provided by operating activities	142,540	45,192	26,792

Cash Flows from Investing Activities:
Investment in unconsolidated affiliates	(2,669)	(474)	—
Acquisition of subsidiaries and minority interests, net of cash acquired	(18,293)	—	—
Capital purchases	(13,798)	(33,549)	(33,424)
Capitalization of software development costs	(26,331)	(22,579)	(24,635)

Net cash used in investing activities	(61,091)	(56,602)	(58,059)

Cash Flows from Financing Activities:
Repayments of term loans	(12,551)	(9,505)	(7,185)
Proceeds of short-term bank loans, net	4,821	51,385	20,548
Proceeds from interim funding facility	—	—	605
Proceeds from sales-lease back transactions	—	20,565	1,855
Excess tax benefit	1,278	510	—
Debt issuance costs	(1,200)	—	—
Common stock issued	96	177	2,674
Common stock repurchased	(48,165)	(28,169)	(23,457)
Shares withheld for net settlements of share-based awards	(6,231)	(4,532)	(2,817)

Net cash (used in) provided by financing activities	(61,952)	30,431	(7,777)

Effect of exchange rate changes on cash and cash equivalents	(6,184)	(2,999)	731

Net increase (decrease) in cash and cash equivalents	13,313	16,022	(38,313)

Cash and cash equivalents—beginning of year	261,897	245,875	284,188

Cash and cash equivalents—end of year	$275,210	$261,897	$245,875

Supplemental cash flow information:
Interest paid	$3,979	$3,343	$2,673
Income taxes paid (refunded)	$11,909	$(4,079)	$5,495

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Organization and Basis of Presentation

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc., a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

        The Company's business is organized into four reportable operating segments (see Note 22, Segment Reporting, to the consolidated financial statements):

  •
  U.S. Operations

  •
  Canadian Operations

  •
  European Operations

  •
  Asia Pacific Operations

        The four operating segments offer a wide range of solutions for asset managers and broker-dealers in the areas of electronic brokerage; research, sales and trading; platforms; and analytics. These offerings include trade execution services and solutions for portfolio management, as well as investment research, pre-trade analytics and post-trade analytics and processing.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of results.

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

        The Company has changed its accounting for receivables from brokers, dealers and clearing organizations, receivables from customers, payables to brokers, dealers and clearing organizations and payables to customers which resulted in revisions to the prior year balances to conform to the current

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

period accounting to reflect the Company's agent capacity for executing transactions on behalf of clients in the Europe and Asia-Pacific regions. As a result, prior year receivables and payables related to brokers, dealers and clearing organizations and customer balances were reduced by $670 million respectively.

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

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. The allowance for doubtful accounts represents management's estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data.

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

        Recurring revenues are derived from the following primary sources: (1) connectivity fees, (2) investment and market research services, (3) software and analytical products and services and (4) maintenance and customer technical support for the Company's order management system.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        Other revenues include: (1) income from principal trading in our Canadian Operations, including arbitrage trading, (2) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign currency transactions unrelated to equity trading, (3) the net interest spread earned on securities borrowed and loaned matched book transactions, (4) transaction advisory services provided to potential purchasers of energy-related investments, (5) non-recurring consulting services, such as one-time implementation and customer-training-related activities, (6) investment and interest income, (7) interest income on securities borrowed in connection with customers' settlement activities and (8) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including client errors and accommodations).

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

Securities Transactions

        Receivables from brokers, dealers and clearing organizations include amounts receivable for fails to deliver, cash deposits for securities borrowed, the net amounts receivable on open transactions from clearing organizations and non-U.S. broker-dealers and billed amounts for commissions and fees and balance transfers on client commission arrangements, net of an allowance for doubtful accounts. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, securities loaned and execution cost payables. Receivables from customers consist of fails to deliver, the net amounts receivable on open transactions from non-U.S. customers, as well as prepaid research and billed amounts for commissions and fees and research services, net of an allowance for doubtful

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

accounts. Payables to customers primarily consist of fails to receive. Commissions and fees and related expenses for all securities transactions are recorded on a trade date basis.

        Securities owned, at fair value consist of common stock and mutual funds. Securities sold, not yet purchased, at fair value consist of common stock. Marketable securities owned are valued using market quotes from third parties. Unrealized gains and losses are included in other revenues in the Consolidated Statements of Operations.

Securities Borrowed and Loaned

        Securities borrowed and securities loaned transactions are reported as collateralized financings. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in amounts generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral advanced or received, adjusted for additional collateral advanced or received.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Client commissions allocated for research and related prepaid and accrued research balances for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in millions):

	2014	2013	2012
Client commissions	$119.4	$123.0	$112.1

Prepaid research, gross	$4.3	$4.5	$5.1
Allowance for prepaid research	—	(0.2)	(0.4)

Prepaid research, net of allowance	$4.3	$4.3	$4.7

Accrued research payable	$56.7	$52.0	$38.6

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

Research and Development

        All research and development costs are expensed as incurred. Research and development costs, which are primarily included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, are estimated at $35.8 million, $41.7 million and $45.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        Any goodwill is assessed no less than annually for impairment. The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to proceed directly to performing the two-step impairment test. The fair values used in the Company's two-step impairment testing are determined by the discounted cash flow method (an income approach) and where appropriate, a combination of the discounted cash flow method and the guideline company method (a market approach). An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. In determining the fair value of each of the Company's reporting units, the discounted cash flow analyses employed require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company's discounted cash flow analyses are based on financial budgets and forecasts developed internally by management. The Company's discount rate assumptions are based on a determination of its required rate of return on equity capital.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The risk-free interest rate used in the Black-Scholes option-pricing model is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected dividend is based upon the current dividend rate. No options were granted during the three years ended December 31, 2014.

        The fair value of restricted share awards is based on the fair value of the Company's common stock on the grant date.

        Certain restricted stock awards granted have both service and market conditions. Awards with market conditions are valued based on (a) the grant date fair value of the award for equity-based awards or (b) the period-end fair value for liability-based awards. Fair value for market condition based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's common stock. Compensation costs for awards with market conditions are recognized for each separately vesting portion of the award over the estimated service period calculated by the Monte Carlo simulation model.

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

Common Stock Held in Treasury, at Cost

        The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders' equity and included in common stock held in treasury, at cost, in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 18,000,756 and 16,005,500 shares of common stock in treasury as of December 31, 2014 and 2013, respectively.

Recently Adopted Accounting Standards

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carrryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. These

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3)   Fair Value Measurements

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

        Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	6,965	6,965	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	8,160	8,160	—	—
Mutual funds	3,913	3,913	—	—

Total	$19,071	$19,071	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	8,253	8,253	—	—

Total	$8,253	$8,253	$—	$—

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	2,695	2,695	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,894	2,894	—	—
Mutual funds	4,542	4,542	—	—

Total	$10,164	$10,164	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,953	2,953	—	—

Total	$2,953	$2,953	$—	$—

        Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds and other money market mutual funds.

        Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

        Certain of the Company's assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following December 31, 2014, substantially all have settled at the contracted amounts.

        The Company believes the carrying amounts of its term-debt obligations at December 31, 2014 and 2013 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(4)   Restructuring Charges

2013 Restructuring

        In the second quarter of 2013, the Company implemented a strategic plan to close its technology research and development facility in Israel and outsource that function to a third party service provider effective January 1, 2014. The Company incurred a charge of $1.6 million related to this restructuring, substantially all of which was for employee separation costs. During 2014, $0.3 million of this charge was reversed as actual payments made were less than originally estimated.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Activity and liability balances recorded as part of the 2013 restructuring plan through December 31, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$235	$100	$335
Cash payments	(37)	—	(37)
Other	(198)	(100)	(298)

Balance at December 31, 2014	$—	$—	$—

2012 Restructuring

        In the fourth quarter of 2012, the Company implemented a restructuring plan to reduce annual operating costs. The Company incurred a charge of $9.5 million related to this restructuring, entirely for employee separation costs. During 2014 and 2013, the Company reversed $0.1 million and $0.8 million of this expense, respectively, as actual payments made were less than originally estimated.

        Activity and liability balances recorded as part of the 2012 restructuring plan through December 31, 2014 are as follows (dollars in thousands):

Employee separation costs
Balance at December 31, 2013	$75
Utilized—cash	(23)
Other	(52)

Balance at December 31, 2014	$—

2011 Restructuring

        In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns. The restructuring charges consisted of employee separation costs and lease abandonment costs. During 2013, the Company reversed $0.7 million of these charges as the Company sub-let vacated office space and actual payments made were less than originally estimated.

        Activity and liability balances recorded as part of the 2011 restructuring plan through December 31, 2014 are as follows (dollars in thousands):

	Employee separation costs	Consolidation of leased facilities	Total
Balance at December 31, 2013	$7	$1,567	$1,574
Utilized—cash	(7)	(734)	(741)

Balance at December 31, 2014	$—	$833	$833

        The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2010 Restructuring

        In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

        Activity and liability balances recorded as part of the 2010 restructuring plan through December 31, 2014 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2013	$1,784
Utilized—cash	(393)

Balance at December 31, 2014	$1,391

        The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(5)   Acquisitions

ID'S

        On July 30, 2014, the Company acquired 100% of ID'S for $22.5 million, including acquired cash of $4.2 million. ID'S is a Paris-based company that operates RFQ-hub, a multi-asset platform for global-listed and over-the-counter ("OTC") financial instruments. RFQ-hub connects buy-side trading desks and portfolio managers with a large network of sell-side market makers, allowing these trading desks to place requests-for-quotes in OTC-negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. The platform will remain available on a standalone basis and will also be integrated into ITG's Triton execution management system.

        The results of ID'S have been included in the Company's consolidated financial statements since its acquisition date. At closing, $22.5 million was paid. Contingent payments of approximately $4.8 million are available to the sellers if certain revenue targets are achieved in 2015, of which $3.8 million would be expensed as compensation due to required service conditions through 2017. None of the contingent payments have been recognized as of December 31, 2014.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisition (dollars in thousands):

Cash consideration	$22,499

Total purchase price	$22,499

Cash	$4,206
Accounts receivable, net	1,035
Customer related intangible asset	2,674
Computer software	2,273
Trade Name	160
Deferred Tax Liability	(1,650)
Goodwill	13,801

Total purchase price	$22,499

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        The Company incurred professional fees related to this transaction of $0.8 million, which has been included in other general and administrative expenses in the Consolidated Statements of Operations.

(6)   Goodwill and Other Intangibles

Goodwill

        The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2014 (dollars in thousands):

	European Operations	Total
Balance at December 31, 2013	$—	$—
2014 Activity:
Acquisition of ID'S	13,801	13,801
Currency translation adjustment	(998)	(998)

Balance at December 31, 2014	$12,803	$12,803

Other Intangible Assets

        Acquired other intangible assets consisted of the following at December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,545	$—	$8,400	$—	—
Customer-related intangibles	30,272	11,210	27,851	8,923	13.3
Proprietary software	23,558	19,959	21,501	17,921	6.3
Trading rights	339	—	243	—	—
Other	50	—	50	—	—

Total	$62,764	$31,169	$58,045	$26,844

        At December 31, 2014, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

        Amortization expense for definite-lived intangibles was $4.3 million, $4.0 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in other general and administrative expense in the Consolidated Statements of Operations.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        During the year ended December 31, 2014, no intangibles were deemed impaired, and accordingly, no adjustment was required.

        The Company's estimate of future amortization expense for acquired other intangibles that exist at December 31, 2014 is as follows (dollars in thousands):

Year	Estimated Amortization
2015	$3,252
2016	3,252
2017	3,102
2018	2,891
2019	2,891
Thereafter	7,273

Total	$22,661

(7)   Cash Restricted or Segregated Under Regulations and Other

        Cash restricted or segregated under regulations and other represents (a) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (b) a special reserve bank account for the exclusive benefit of customers ("Special Reserve Bank Account") maintained by ITG Inc. in accordance with Rule 15c3-3 of the Exchange Act ("Customer Protection Rule") or agreements for proprietary accounts of broker dealers ("PABs"), (c) funds on deposit for Canadian and European trade clearing and settlement activity, (d) segregated balances under a collateral account control agreement for the benefit of certain customers, and (e) funds relating to the securitization of bank guarantees supporting the Company's Australian lease.

(8)   Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2014	2013	2014	2013
Corporate stocks—trading securities	$8,160	$2,894	$8,253	$2,953
Mutual funds	3,913	4,542	—	—

Total	$12,073	$7,436	$8,253	$2,953

        Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9)   Income Taxes

        Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2014	2013	2012
Current:
Federal	$4,802	$2,628	$416
State	4,823	1,634	782
Foreign	9,449	4,657	3,362

	19,074	8,919	4,560
Deferred:
Federal	(4,701)	1,606	(19,423)
State	1,026	992	(7,565)
Foreign	(1,304)	453	(168)

	(4,979)	3,051	(27,156)

Total	$14,095	$11,970	$(22,596)

        Income (loss) before income taxes consisted of the following (dollars in thousands):

	2014	2013	2012
U.S.	$15,779	$15,687	$(248,101)
Foreign	49,208	27,368	(22,354)

Total	$64,987	$43,055	$(270,455)

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax assets (liabilities) at December 31 were as follows (dollars in thousands):

	2014	2013
Deferred tax assets:
Compensation and benefits	$17,252	$12,844
Net operating loss and capital loss carryover	16,949	17,121
Share-based compensation	7,719	6,959
Allowance for doubtful accounts	452	889
Tax benefits on uncertain tax positions	3,507	2,697
Goodwill and other intangibles	16,256	21,138
Other	8,568	9,757

Total deferred tax assets	70,703	71,405
Less: valuation allowance	20,400	20,541

Total deferred tax assets, net of valuation allowance	50,303	50,864

Deferred tax liabilities:
Depreciation	(1,575)	(3,916)
Capitalized software	(11,870)	(12,838)
Other	(352)	(343)

Total deferred tax liabilities	(13,797)	(17,097)

Net deferred tax assets	$36,506	$33,767

        The deferred tax assets and deferred tax liabilities detailed above are presented on a net basis on the accompanying Statements of Financial Condition by tax jurisdictions in which the deferred tax assets and deferred tax liabilities relate to. At December 31, 2014, the Company believes that it is more likely than not that future reversals of its existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company's valuation allowance is primarily the result of historical operating losses in the Asia Pacific entities, where we maintain a full valuation for all deferred tax assets and net operating losses, and on certain tax credits taken in the U.S.

        Net operating loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong and Australia	$74,937	Indefinite

	$74,937

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	5.5	3.9	1.8
Foreign tax impact, net	(12.8)	(6.4)	(3.6)
Non-deductible costs *	0.9	1.0	(24.3)
Other, net	(6.9)	(5.7)	(0.5)

Effective income tax rate	21.7%	27.8%	8.4%

*
Non-deductible costs in 2012 include goodwill impairment charges.

        The excess tax benefits realized on the exercises of stock options and the vesting of employee restricted share awards reduced current taxes payable by $1.1 million (net of $0.2 million of tax shortfalls) during 2014. For the years ended December 31, 2013 and 2012, the tax benefits realized on the exercises of stock options and the vesting of employee restricted share awards were less than the deferred benefits that were recorded based on grant date fair values. The resulting net tax shortfalls on these awards, along with the impact of cancelled awards reduced additional paid-in capital by $1.5 million and $4.1 million in 2013 and 2012, respectively. For further discussion, see Note 19, Employee and Non-Employee Director Stock and Benefit Plans.

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

        During 2014, the Company (a) amended certain prior-year tax returns in the U.S. for deductions in those years not previously taken, (b) resolved uncertain tax positions in the U.S. for fiscal years 2007 through 2010, reducing tax reserves, (c) revised estimates for certain tax positions for other prior years, increasing tax reserves and (d) adjusted accruals for prior year returns. The net effect was a decrease in tax expense of $2.7 million.

        During 2013, uncertain tax positions in the U.S. were resolved for the 2003-2006 and 2008-2010 fiscal years resulting in a decrease in the recorded liability of $0.5 million and the related deferred tax asset of $0.2 million. Also, in 2013, an uncertain tax position in Europe for the 2011 year was resolved, resulting in a decrease in the recorded liability of $0.9 million. As a result of these resolutions, the Company recognized a tax benefit of $1.2 million. Additionally, we reduced reserves related to prior years following the resolution of tax contingencies primarily in Europe.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2014	2013	2012
Balance, January 1	$13,074	$13,726	$14,542
Additions based on tax positions related to the current year	309	404	568
Additions based on tax positions of prior years	3,681	434	857
Reductions for tax positions of prior years	(84)	(148)	(2,024)
Reductions due to settlements with taxing authorities	(1,108)	(124)	(217)
Reductions due to expiration of statute of limitations	(1,477)	(1,218)	—

Balance, December 31	$14,395	$13,074	$13,726

        Included in the balance at December 31, 2014, 2013 and 2012, are $12.7 million, $11.9 million, and $12.4 million, respectively, of unrecognized tax benefits (net of federal benefits) which, if recognized, would affect the Company's effective tax rate.

        With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2008. The Internal Revenue Service is currently examining the Company's U.S. federal income tax returns for 2008 through 2011. Certain state and local returns are also currently under various stages of audit. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2014, interest expense of $4.6 million, gross of related tax effects of $1.9 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2014, 2013 and 2012, the Company recognized $0.8 million, $0.5 million and $0.8 million, respectively, of tax-related interest expense. No penalties were incurred during 2014, 2013 or 2012.

(10) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables from		Payables to
	2014	2013	2014	2013
Broker-dealers	$148,956	$119,268	$51,615	$66,733
Clearing organizations	1,447	5,725	39,433	2,798
Securities borrowed	496,596	742,307		—
Securities loaned	—	—	508,993	737,789
Allowance for doubtful accounts	(669)	(1,029)	—	—

Total	$646,330	$866,271	$600,041	$807,320

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Receivables from, and Payables to, Customers

        The following is a summary of receivables from, and payables to, customers at December 31 (dollars in thousands):

	Receivables from		Payables to
	2014	2013	2014	2013
Customers	$108,518	$73,795	$11,132	$16,797
Allowance for doubtful accounts	(583)	(1,135)	—	—

Net	$107,935	$72,660	$11,132	$16,797

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of past due balances, historical collection experience and other specific account data. Account balances are written off against the allowance when we determine the receivable is uncollectible. The allowance was decreased by $0.8 million in 2014 and $0.4 million in 2013 and was increased by $1.4 million in 2012. The decrease in 2014 included a $1.0 million reduction from revising the allowance estimation methodology after evaluating historical trends, the number of days invoices were outstanding, client patterns and the Company's write-off history.

Securities Borrowed and Loaned

        As of December 31, 2014, securities borrowed as part of the Company's matched book operations with a fair value of $481 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Consolidated Statements of Operations for 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014	2013	2012
Interest earned	$15,072	$17,756	$19,242
Interest incurred	(10,218)	(10,786)	(14,589)

Net	$4,854	$6,970	$4,653

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

        The Company's securities borrowing and lending is generally done under industry standard agreements ("Master Securities Lending Agreements") that may allow, following an event of default by either party, the prompt close-out of all transactions (including the liquidation of securities held) and

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the offsetting of obligations to return cash or securities, as the case may be, by the non-defaulting party. Events of default under the Master Securities Lending Agreements generally include, subject to certain conditions: (a) failure to timely deliver cash or securities as required under the transaction, (b) a party's insolvency, bankruptcy, or similar proceeding, (c) breach of representation, and (d) a material breach of the agreement. The counterparty that receives the securities in these transactions generally has unrestricted access in its use of the securities. For financial statement purposes, the Company does not offset securities borrowed and securities loaned.

        The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of December 31, 2014:
Deposits paid for securities borrowed	$496,596	$—	$496,596	$496,374	$222
Deposits received for securities loaned	(508,993)	—	(508,993)	(497,462)	(11,531)
As of December 31, 2013:
Deposits paid for securities borrowed	$742,307	$—	$742,307	$742,083	$224
Deposits received for securities loaned	(737,789)	—	(737,789)	(721,821)	(15,968)

(11) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2014	2013
Furniture, fixtures and equipment	$152,885	$145,226
Leasehold improvements	49,951	49,554

	202,836	194,780
Less: accumulated depreciation and amortization	142,530	128,609

Total	$60,306	$66,171

        Depreciation and amortization expense relating to premises and equipment amounted to $19.2 million; $21.0 million and $19.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, and are included in occupancy and equipment expense in the Consolidated Statements of Operations. During 2014, premises and equipment costs and related accumulated depreciation and amortization were reduced by $2.5 million and $2.4 million, respectively, for assets that are no longer in use.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2014	2013
Capitalized software costs	$79,966	$88,912
Less: accumulated amortization	41,633	51,020

Total	$38,333	$37,892

        Software costs totaling $26.3 million and $22.6 million were capitalized in 2014 and 2013, respectively, related to the continued development of new features and functionalities across the entire ITG product line. During 2014, capitalized software costs and related accumulated amortization were each reduced by $34.8 million for fully amortized costs that are no longer in use.

        As of December 31, 2014, capitalized software costs of $0.6 million were not subject to amortization as the underlying products were not yet available for release. As of December 31, 2013, capitalized software costs of $0.2 million were not subject to amortization as the underlying products were not yet available for release. Other general and administrative expenses in the Consolidated Statements of Operations included $25.8 million, $28.5 million and $32.1 million related to the amortization of capitalized software costs in 2014, 2013 and 2012, respectively.

(13) Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2014	2013
Accrued research payables	$56,736	$52,015
Accrued compensation and benefits	62,271	47,622
Accrued rent	19,169	19,938
Trade payables	19,547	15,222
Deferred revenue	13,836	12,533
Deferred compensation	3,918	4,552
Accrued restructuring	2,224	3,768
Accrued transaction processing	2,981	2,972
Other	18,529	17,309

Total	$199,211	$175,931

(14) Borrowings

Short-term Bank Loans

        The Company's international securities clearing and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2014, there was $78.4 million outstanding under these facilities at a weighted average interest rate of approximately 1.5% associated with international settlement activities.

        In the U.S., securities clearing and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under the Credit Agreement described below.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        On January 31, 2014, ITG Inc., as borrower, and Investment Technology Group, Inc., as guarantor (the "Parent Company"), entered into a $150 million two-year revolving credit agreement (the "Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the federal funds rate plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for the Company's U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Parent Company will have additional flexibility with its existing cash and future cash flows from operations to selectively invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Among other restrictions, the terms of the Credit Agreement include (a) negative covenants related to liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as requirements for maintaining minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

        The events of default under the Credit Agreement include, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, and changes in control and bankruptcy events. In the event of non-payment, the Credit Agreement requires ITG Inc. to pay incremental interest at the rate of 2.0%. In the event of a default and depending on the nature thereof, the commitments will either automatically terminate and all unpaid amounts immediately become due and payable, or the lenders may in their discretion terminate their commitments and declare due all unpaid amounts outstanding.

        At December 31, 2014, there were no amounts outstanding under the Credit Agreement. At December 31, 2013, there was $35.0 million outstanding under the committed credit agreement that immediately preceded, and was substantially similar to, the Credit Agreement.

Term Debt

        At December 31, term debt is comprised of the following (dollars in thousands):

	2014	2013
Term Loan	$2,653	$9,020
Obligations under capital lease	15,128	21,312

Total	$17,781	$30,332

        On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement ("Term Loan Agreement") with Banc of America Leasing & Capital, LLC ("Bank of America"). The four-year term loan established under this agreement ("Term Loan") is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing was to provide capital for strategic initiatives. The events of default under the Term Loan Agreement include, among others, cross default on the Credit Agreement, default on payment, failure to maintain required equipment insurance, certain negative judgments and bankruptcy events. In the event of a default, the terms of the

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Term Loan Agreement require the Parent Company to pay additional interest at a rate of 3.0% and, the lender may in its discretion terminate the loan agreement and declare all unpaid amounts outstanding to be immediately due and payable.

        The Term Loan is payable in monthly principal installments of $530,600 through May 2015 and accrues interest at 3.0% plus the average one month London Interbank Offered Rate ("LIBOR") for dollar deposits.

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

Year	Aggregate Amount
2015	$893
2016	237

$1,130

        On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company ("BMO") to finance equipment and construction expenditures related to the build-out of the Company's new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1. At December 31, 2014, there was $14 million outstanding under the BMO facility. The reductions to the remaining principal balance applying the interest method to the estimated minimum lease payments are as follows (dollars in thousands):

Year	Amount
2015	$5,274
2016	5,455
2017	3,269

$13,998

        The Term Loan Agreement, Master Lease Agreement and the BMO facility all require compliance with the financial covenants of the Credit Agreement.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Interest expense on the Credit Agreement, the Term Loan Agreement, the Master Lease Agreement and the BMO facility, including commitment fees and the amortization of debt issuance costs totaled $2.3 million, $2.7 million and $2.5 million in 2014, 2013 and 2012, respectively.

(15) Accumulated Other Comprehensive Income

        The components and allocated tax effects of other comprehensive income for the periods ended December 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
December 31, 2014
Currency translation adjustment	$(5,894)	$—	$(5,894)

Total	$(5,894)	$—	$(5,894)

December 31, 2013
Currency translation adjustment	$8,536	$—	$8,536

Total	$8,536	$—	$8,536

        Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since there is currently no need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends.

(16) Net Capital Requirement

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

        Net capital balances and the amounts in excess of required net capital at December 31, 2014 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$99.8	$98.8
AlterNet	5.5	5.3
ITG Derivatives	2.4	1.4

        As of December 31, 2014, ITG Inc. had $10.0 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.0 million under PABs.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

excess of the minimum requirements applicable to each business at December 31, 2014, is summarized in the following table (dollars in millions):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$36.8	$36.4
European Operations
Ireland	63.2	39.0
U.K.	3.9	3.0
Asia Pacific Operations
Australia	12.3	8.2
Hong Kong	26.8	14.1
Singapore	0.4	0.2

(17) Stockholders' Equity

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

Stock Repurchase Program

        To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market. The table below summarizes the Company's share repurchases beginning January 1, 2010 under its Board of Directors' authorizations:

		Amount Authorized by Board (Shares in millions)		Shares Remaining Under Board Authorization (millions)	Shares Repurchased Under Board Authorization
			Total Shares Repurchased (millions)
	Expiration Date
Repurchase Program Authorization Date					2014	2013	2012
October 2011	none	4.0	4.0	—	—	1.5	2.5
May 2013	none	4.0	3.2	0.8	2.7	0.5	—

October 2014	none	4.0	—	4.0	—	—	—

Total shares repurchased under authorization					2.7	2.0	2.5

Cost (millions)					$48.2	$28.2	$23.5

Average share price					$18.03	$14.05	$9.50

        The Company also repurchased approximately 0.4 million, 0.4 million and 0.3 million shares of common stock during 2014, 2013 and 2012, respectively, to satisfy the minimum statutory employee withholding tax upon the net settlement of equity awards.

(18) Off-Balance Sheet Risk and Concentration of Credit Risk

        The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear, respectively, equities and/or derivative contracts. Associated with the Company's membership, the Company may be required to pay a proportionate share of financial obligations of another member

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

who may default on its obligations to the exchanges or the clearing house. While the rules governing different exchange or clearing house memberships vary, in general, the Company's obligations would arise only if the exchanges and clearing houses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company's consolidated financial statements.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Employee and Non-Employee Director Stock and Benefit Plans

        The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by the Company's stockholders and became effective on May 8, 2007 (the "Effective Date") and was last amended and restated effective February 5, 2014. As of the Effective Date, the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan") and the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan," and collectively with the Directors' Retainer Fee Subplan, the "Subplans") were merged with and into the 2007 Plan. Since the Effective Date, the Subplans have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made. In October 2008, the compensation committee adopted the Equity Deferral Award Program, another subplan under the 2007 Plan. This subplan was last amended and restated on February 3, 2015, is now known as the Variable Compensation Stock Unit Award Program Subplan, and continues to be a subplan under the 2007 Plan (the "VCSUA Subplan").

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

        Under the 2007 Plan, the Company is permitted to grant time-based stock options, in addition to performance-based option awards to employees and directors, however the Company did not grant any option awards under the 2007 Plan during the three years ended December 31, 2014. Outstanding time-based option awards vest annually in three equal installments, beginning on the first anniversary of the date of grant, if the employee has remained continuously employed or if the director has continued to serve on the board of directors from the grant date to the applicable vesting date. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time-based option awards over the vesting period.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The tables below summarize the Company's outstanding stock options as of December 31, 2014, 2013 and 2012 and changes during the years then ended:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	526,970	$27.27
Granted	—	—
Exercised	—	—
Forfeited	(15,995)	43.15

Outstanding at December 31, 2012	510,975	26.77
Granted	—	—
Exercised	—	—
Forfeited	(167,649)	46.18

Outstanding at December 31, 2013	343,326	17.29
Granted	—	—
Exercised	(14,228)	14.28
Forfeited	(22,245)	20.09

Outstanding at December 31, 2014	306,853	$17.23

Amount exercisable at December 31,
2014	306,853	$17.23
2013	262,017	17.28
2012	319,793	32.53

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.17 - 15.82	51,198	1.58	$12.17	51,198	$12.17
15.83 - 17.43	34,447	0.52	16.30	34,447	16.30
17.44 - 18.70	28,475	0.48	17.44	28,475	17.44
18.71 - 18.71	192,733	4.15	18.71	192,733	18.71

	306,853	2.97	$17.23	306,853	$17.23

        For the years ended December 31, 2014, 2013 and 2012, the Company recorded share-based compensation expense of $0.1 million, $0.6 million and $0.7 million, respectively, related to the Company's outstanding stock options, which was offset by related income tax benefits of less than $0.1 million, $0.3 million and $0.3 million, respectively.

        The weighted average remaining contractual term of stock options currently exercisable is 2.97 years.

        All of the stock options outstanding at December 31, 2014 were time-based.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The provision for income taxes excludes excess current tax benefits related to the exercise of stock options. During 2014, the exercise of 14,228 stock options did not give rise to an excess current tax benefit, however a tax shortfall occurred on exercises and cancellations totaling $0.1 million was recognized. During 2013 and 2012, no stock options were exercised and as a result the provision for income taxes did not include current tax benefits related to the exercise of stock options. A tax shortfall related to cancellations of $0.3 million and $0.1 million was recognized in 2013 and 2012, respectively. These tax shortfalls are reflected as decreases to additional paid-in capital as a result of the tax deduction being less than the cumulative book compensation cost.

        The following table summarizes information about stock options at December 31, 2014, 2013 and 2012:

($ in thousands)	2014	2013	2012
Total intrinsic value of stock options exercised	$74	$—	$—
Weighted average grant date fair value of stock options granted during period, per share	—	—	—
Cash received from stock option exercises	203	—	—

        The total intrinsic value for both outstanding and exercisable stock options at December 31, 2014 was $1.1 million.

        As of December 31, 2014, all costs related to outstanding stock options has been fully recognized.

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

        Under the VCSUA Subplan, each eligible participant is granted a number of basic stock units on the date the year-end cash bonus would otherwise be paid to the participant equal to (i) the amount by which the participant's variable compensation is reduced as determined by the Compensation Committee of the Board of Directors, divided by (ii) the fair market value of a share of the Company's common stock on the date of grant. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 10% of the number of basic stock units granted. Basic stock units under the VCSUA Subplan that are time-based vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company on each applicable vesting date. Matching stock units on time-based awards will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the Company through such vesting date. Basic units under the VCSUA Subplan that are market-based vest in equal installments on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

vesting date and the 90-day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date. Matching stock units on market-based awards will vest 100% on the fourth anniversary of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding the vesting date is greater than the 90-day average of the Company's common stock price preceding the grant date. All vested stock units are settled in shares of ITG common stock within 30 days after the date on which such stock units vest.

        During 2010, in conjunction with the acquisition of Majestic Research Corp. ("Majestic"), the Company granted "employment inducement awards" under Section 303A.08 of the New York Stock Exchange Listed Company Manual ("Inducement Awards") to certain Majestic employees. Stock units for 319,674 shares vested in equal installments on each of the first four anniversaries of the grant date of the awards. Stock units for 415,579 shares were performance-based and vested over the first four anniversaries of the award grant dates, based upon achievement of certain metrics as of the first and second anniversaries of the award grant dates.

        During 2011, in conjunction with the acquisition of RSEG, the Company granted Inducement Awards to certain RSEG employees. Stock units for 181,623 shares vested in equal installments on December 31, 2011, 2012 and 2013 and stock units for 181,328 shares vested in equal installments on each of the first three anniversaries of the grant date of the awards.

        The Company recorded share-based compensation expense of $15.0 million, $13.0 million ($0.4 million of which was recorded in restructuring charges), and $12.4 million ($0.5 million of which was recorded in restructuring charges) for the years ended December 31, 2014, 2013 and 2012, respectively, related to restricted share awards which were offset by related income tax benefits of approximately $6.0 million, $5.2 million and $5.0 million, respectively.

        A summary of the status of the Company's restricted share awards as of December 31, 2014, 2013 and 2012 and changes during the years then ended are presented below:

	Number of Shares underlying Performance-Based or Market-Based Restricted Stock Units	Number of Shares underlying Time-Based Restricted Stock Units	Total Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	792,058	2,263,246	3,055,304	$17.49
Granted	216,740	1,176,006	1,392,746	10.63
Vested	(86,769)	(963,991)	(1,050,760)	17.99
Forfeited	(244,198)	(91,757)	(335,955)	26.10

Outstanding at December 31, 2012	677,831	2,383,504	3,061,335	13.25
Granted	91,932	898,869	990,801	12.00
Vested	(64,865)	(1,138,277)	(1,203,142)	14.47
Forfeited	(246,155)	(197,622)	(443,777)	12.20

Outstanding at December 31, 2013	458,743	1,946,474	2,405,217	12.31
Granted	219,644	1,239,029	1,458,673	15.45
Vested	(145,786)	(977,934)	(1,123,720)	13.63
Forfeited	(94,579)	(38,089)	(132,668)	12.10

Outstanding at December 31, 2014	438,022	2,169,480	2,607,502	$13.51

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        At December 31, 2014, 438,022 of the outstanding restricted share awards were market-based restricted stock units.

        As of December 31, 2014, there was $20.8 million of total unrecognized compensation cost related to outstanding restricted share awards. These costs are expected to be recognized over a weighted average period of approximately 1.93 years. During 2014, restricted shares with a fair value of approximately $18.6 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted share awards. For the year ended December 31, 2014, the excess tax benefits totaled $1.3 million while tax shortfalls from cancellations were $0.4 million. Such tax benefits are reflected as an increase in additional paid-in capital while tax shortfalls arising from the tax deduction being less than the cumulative book compensation cost is reflected as a decrease in additional paid-in capital. During 2013 and 2012, there were no such tax benefits, but rather tax shortfalls of $1.2 million and $4.0 million related to the vesting and cancellation of restricted share awards, respectively.

        Under the 2007 Plan and the VCSUA Subplan, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the 2007 Plan and VCSUA Subplan as described above and are settled in cash. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the applicable vesting period. For the years ended December 31, 2014, 2013 and 2012, the Company recorded share-based compensation expense of $3.5 million, $7.3 million and $2.6 million, respectively related to phantom share awards offset by related tax benefits of $0.9 million, $2.0 million and $0.7 million, respectively.

        A summary of the status of the Company's phantom share awards as of December 31, 2014, 2013 and 2012 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	397,747	$18.47
Granted	447,353	11.33
Vested	(135,049)	19.46
Forfeited	(14,341)	17.21

Outstanding at December 31, 2012	695,710	13.72
Granted	249,365	12.01
Vested	(245,296)	14.52
Forfeited	(28,017)	14.92

Outstanding at December 31, 2013	671,762	12.74
Granted	—	—
Vested	(310,121)	14.06
Forfeited	(3,292)	11.73

Outstanding at December 31, 2014	358,349	$11.61

        At December 31, 2014, 48,751 of the outstanding phantom share awards were market-based.

        As of December 31, 2014, there was $2.3 million of total unrecognized compensation cost related to grants of phantom share awards. These costs are expected to be recognized over a weighted average period of approximately 1.02 years. The Company discontinued granting phantom share awards effective January 1, 2014.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

ITG Employee and Non-Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP"). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $260,000 during 2014. Since January 1, 2012, the Company matching contribution applies to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company's international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $4.3 million, $4.6 million and $5.5 million in 2014, 2013 and 2012, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

        Non-employee directors receive an annual retainer fee of $60,000, with the exception of the chairman who receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 18,716 units or shares, 33,010 units or shares, and 39,571 units in 2014, 2013 and 2012, respectively. At December 31, 2014, there were 200,690 deferred share units outstanding. The cost of the Directors' Retainer Fee Subplan was approximately $738,000, $714,000, and $854,000 in 2014, 2013 and 2012, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

        In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees in the U.S. and Canada to purchase shares of ITG common stock at a 15% discount through automatic payroll deductions. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share-based compensation expense related to the ESPP of $272,000, $242,000, and $390,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Shares distributed under the ESPP are newly-issued shares.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Earnings (Loss) Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	2014	2013	2012
Net income (loss) for basic and diluted earnings per share	$50,892	$31,085	$(247,859)

Shares of common stock and common stock equivalents:
Weighted average shares—basic	35,349	36,788	38,418
Effect of dilutive securities	1,016	1,326	—

Weighted average shares—diluted	36,365	38,114	38,418

Earnings (loss) per share:
Basic	$1.44	$0.84	$(6.45)

Diluted	$1.40	$0.82	$(6.45)

        At December 31, 2014 and 2013, approximately 0.4 million and 0.2 million share equivalents (based on the treasury stock method), respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. The impact of all 3.6 million common stock equivalents in 2012 was anti-dilutive due to the fact that the Company reported a loss.

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

  Lease Commitments

        The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2029. Rent expense for each of the years ended December 31, 2014, 2013 and 2012 was $12.4 million, $17.6 million and $13.2 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. Rent expense for 2013 includes duplicate rent charges of $2.6 million while the Company built-out its new headquarters and a charge of $2.3 million recorded in the second quarter of 2013 for the remaining rent expense at its old headquarters, which was incurred upon completion of the move. Rent expense for 2012 includes duplicate rent charges of $1.4 million. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

straight-line method over the minimum lease term. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,
2015	$17,214
2016	15,361
2017	9,418
2018	8,835
2019 and thereafter	74,228

Total	$125,056

  Other Commitments

        Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2014, the Company would be obligated to pay separation payments totaling $5.4 million.

        Pursuant to contracts expiring through 2017, the Company is obligated to purchase market data, maintenance and other services totaling $42.3 million.

(22) Segment Reporting

        The Company is organized into four geographic operating segments through which the Company's chief operating decision maker manages the Company's business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

  •
  Electronic Brokerage—includes self-directed trading by clients using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

  •
  Research, Sales and Trading—includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data mining and analysis, as well as detailed analysis of energy plays, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

  •
  Platforms—includes trade order and execution management software applications in addition to network connectivity

  •
  Analytics—includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation.

        The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company's resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment's revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction except that commissions and fees for trade executions by Canadian clients in the U.S. market are attributed to the Canadian

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Operations instead of the U.S. Operations. Recurring revenues are principally attributed based upon the location of the client using the respective service.

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Consolidated
2014
Total revenues	$306,933	$78,093	$127,563	$47,225	$559,814
Income (loss) before income tax expense	15,779	16,729	34,004	(1,525)	64,987
Identifiable assets	929,062	105,898	249,702	66,187	1,350,849
Capital purchases	10,645	1,656	1,114	383	13,798
Depreciation and amortization	38,659	3,153	6,422	1,150	49,384
Share-based compensation	11,209	3,795	2,891	979	18,874
2013
Total revenues	$318,036	$74,994	$91,792	$45,979	$530,801
(Loss) income before income tax expense (1) (2) (3)	15,687	11,441	18,106	(2,179)	43,055
Identifiable assets	1,183,986	88,503	202,015	64,968	1,539,472
Capital purchases	28,367	1,188	3,323	671	33,549
Depreciation and amortization	43,017	3,437	6,012	1,140	53,606
Share-based compensation	10,932	6,852	2,223	854	20,861
2012
Total revenues	$321,379	$76,913	$67,266	$38,878	$504,436
(Loss) income before income tax expense (1) (2) (4)	(248,101)	10,397	(24,350)	(8,401)	(270,455)
Identifiable assets	1,238,822	99,625	108,675	45,854	1,492,976
Capital purchases	29,159	2,575	923	767	33,424
Depreciation and amortization	44,585	3,711	6,918	1,279	56,493
Share-based compensation	10,449	2,543	2,091	545	15,628

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

(2)
During the fourth quarter of 2012, ITG began its build-out of its new lower Manhattan headquarters while continuing to occupy its then-existing headquarters in midtown Manhattan. As a result, ITG incurred duplicate rent charges of $2.6 million during the first half of 2013 and $1.4 million in 2012.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	2014	2013	2012
Revenues:
Electronic Brokerage	$294,529	$279,830	$250,882
Research, Sales and Trading	122,042	107,383	106,427
Platforms	95,926	96,127	99,334
Analytics	46,012	46,004	46,508
Corporate (non-product)	1,305	1,457	1,285

Total Revenues	$559,814	$530,801	$504,436

        Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2014	2013	2012
Long-lived Assets at December 31,
United States	$107,746	$116,812	$115,726
Canada	7,070	5,676	7,174
Europe	29,531	11,413	10,260
Asia Pacific	2,377	2,046	2,305

Total	$146,724	$135,947	$135,465

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(23) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for the Company's quarterly operations in 2014 and 2013. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2014				(Unaudited) December 31, 2013
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$148,966	$134,773	$138,466	$137,609	$131,900	$127,558	$139,293	$132,050
Expenses:
Compensation and employee benefits	59,453	52,408	52,720	51,177	50,839	49,664	51,202	49,549
Transaction processing	24,234	21,561	20,109	20,496	19,971	19,790	22,499	21,532
Occupancy and equipment	14,811	14,937	14,985	15,078	15,940	15,821	20,720	16,541
Telecommunications and data processing services	12,893	12,942	12,655	12,697	13,142	12,649	13,718	14,098
Other general and administrative	19,248	20,281	20,715	19,105	20,544	18,351	19,760	18,776
Restructuring charges	—	—	—	—	—	—	(75)	—
Interest expense	526	566	594	636	821	593	699	602

Total expenses	131,165	122,695	121,778	119,189	121,257	116,868	128,523	121,098

Income before income tax expense	17,801	12,078	16,688	18,420	10,643	10,690	10,770	10,952
Income tax expense	4,820	713	3,762	4,800	981	2,975	5,684	2,330

Net income	$12,981	$11,365	$12,926	$13,620	$9,662	$7,715	$5,086	$8,622

Basic earnings per share	$0.38	$0.32	$0.36	$0.38	$0.27	$0.21	$0.14	$0.23

Diluted earnings (loss) per share	$0.36	$0.32	$0.35	$0.37	$0.26	$0.20	$0.13	$0.22

Basic weighted average number of common shares outstanding	34,521	35,093	35,720	36,081	36,287	36,544	36,956	37,378

Diluted weighted average number of common shares outstanding	35,640	36,026	36,641	37,185	37,685	37,781	38,000	38,615

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2014				(Unaudited) December 31, 2013
As a percentage of Total Revenues	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	39.9	38.9	38.1	37.2	38.5	38.9	36.8	37.5
Transaction processing	16.3	16.0	14.5	14.9	15.1	15.5	16.2	16.3
Occupancy and equipment	9.9	11.1	10.8	11.0	12.1	12.4	14.9	12.5
Telecommunications and data processing services	8.7	9.6	9.1	9.2	10.0	9.9	9.8	10.7
Other general and administrative	12.9	15.0	15.0	13.9	15.6	14.4	14.2	14.2
Restructuring charges	—	—	—		—	—	(0.1)	—
Interest expense	0.4	0.4	0.4	0.4	0.6	0.5	0.5	0.5

Total expenses	88.1	91.0	87.9	86.6	91.9	91.6	92.3	91.7

Income before income tax expense	11.9	9.0	12.1	13.4	8.1	8.4	7.7	8.3
Income tax expense	3.2	0.5	2.7	3.5	0.7	2.3	4.1	1.8

Net income	8.7%	8.5%	9.4%	9.9%	7.3%	6.0%	3.7%	6.5%

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

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of ITG is responsible for establishing and maintaining adequate internal control over financial reporting. ITG's internal control over financial reporting is a process designed under the supervision of ITG's chief executive and chief financial officers, and affected by ITG's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ITG's financial statements for external reporting purposes in accordance with U.S. GAAP and includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ITG, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of ITG are being made only in accordance with authorizations of ITG's management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ITG's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2014.

        The effectiveness of ITG's internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, ITG's independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG's internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 13, 2015

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

        Included in Part II of this report:

(a)(2)  Schedules

        Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibits Number		Description
3.1		Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		Amended and Restated By-laws of the Company (incorporated by reference as Exhibit 3.1 to the Current Report on Form 8-K dated November 14, 2014).
4.1		Form of Certificate for Common Stock of the Company (incorporated by reference as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1	+
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
10.2
Credit Agreement, dated January 31, 2014 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference as Exhibit 10.2 to the Amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2013).
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
10.8
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 8, 2011).
10.8.1
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2014) (incorporated by reference as Exhibit 10.10.2 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.8.2
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2015) (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K dated February 3, 2015).
10.9
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (incorporated by reference as Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.10
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (incorporated by reference as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.11	*	Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2014).
10.12
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2014) (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated February 3, 2015).
10.13
Form of Grant Notice (ExCo ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2015) (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K dated February 3, 2015).
10.14	*	Form of Grant Notice (MD ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2015).

Exhibits Number		Description
10.15		Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.16
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference as Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.17		Form of Amended and Restated Change in Control Agreement (incorporated by reference as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.18
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference as Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.19		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.19.1		Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.20		Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference as Exhibit 10.4 to Form 10-Q dated November 8, 2007).
10.21
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
10.23
Amended and Restated Employment Agreement, dated April 20, 2010, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 10, 2010).
10.24
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
10.26
Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference as Exhibit 10.1 to Form 10-Q dated August 7, 2008).
10.27
Retirement Agreement and General Release, effective August 1, 2011 between Christopher Heckman and Investment Technology Group, Inc. (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2012).
10.28	*^	Agreement, effective December 24, 2012, between David J. Stevens and Investment Technology Group, Inc.

Exhibits Number		Description
21.1	*	Subsidiaries of Company.
23.1	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification.
31.2	*	Rule 13a-14(a) Certification.
32.1	*	Section 1350 Certification.
101.INS	*	XBRL Report Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

+
Portions of this agreement have been omitted pursuant to a request for confidential treatment filed on February 28, 2011.

^
Portions of this agreement filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2012 were previously omitted pursuant to a request for confidential treatment filed on March 5, 2013.

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

Dated: March 13, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAUREEN O'HARA Maureen O'Hara	Chairman of Board of Directors	March 13, 2015
/s/ ROBERT C. GASSER Robert C. Gasser	Chief Executive Officer, President and Director	March 13, 2015
/s/ STEVEN R. VIGLIOTTI Steven R. Vigliotti	Managing Director and Chief Financial Officer (Principal Financial Officer)	March 13, 2015
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	March 13, 2015
/s/ MINDER CHENG Minder Cheng	Director	March 13, 2015
/s/ CHRISTOPHER V. DODDS Christopher V. Dodds	Director	March 13, 2015
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	March 13, 2015
/s/ T. KELLEY MILLET T. Kelley Millet	Director	March 13, 2015
/s/ KEVIN J.P. O'HARA Kevin J.P. O'Hara	Director	March 13, 2015
/s/ STEVEN S. WOOD Steven S. Wood	Director	March 13, 2015