Form 10-Q
period 2015-03-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2015-05-11
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2015

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

At April 17, 2015, the Registrant had 34,228,338 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, MATCH Now, POSIT, POSIT Alert, RFQ-hub and Triton are registered trademarks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.

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

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2014, which you are encouraged to read.  Our 2014 Annual Report on Form 10-K is also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$205,762	$275,210
Cash restricted or segregated under regulations and other	37,876	38,080
Deposits with clearing organizations	89,674	72,527
Securities owned, at fair value	12,204	12,073
Receivables from brokers, dealers and clearing organizations	881,887	644,614
Receivables from customers	110,225	107,935
Premises and equipment, net	56,967	60,306
Capitalized software, net	38,650	38,333
Goodwill	12,041	12,803
Intangibles, net	30,789	31,595
Income taxes receivable	2,114	105
Deferred taxes	28,270	37,209
Other assets	22,992	20,059
Total assets	$1,529,451	$1,350,849
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$163,795	$199,211
Short-term bank loans	107,269	78,360
Payables to brokers, dealers and clearing organizations	788,964	600,041
Payables to customers	29,775	11,132
Securities sold, not yet purchased, at fair value	8,552	8,253
Income taxes payable	10,795	19,772
Deferred taxes	—	703
Term debt	14,612	17,781
Total liabilities	1,123,762	935,253
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,265,654 and 52,229,962 shares issued at March 31, 2015 and December 31, 2014, respectively	522	522
Additional paid-in capital	231,273	240,135
Retained earnings	504,195	487,462
Common stock held in treasury, at cost; 18,038,374 and 18,000,756 shares at March 31, 2015 and December 31, 2014, respectively	(313,560)	(306,629)
Accumulated other comprehensive income (net of tax)	(16,741)	(5,894)
Total stockholders’ equity	405,689	415,596
Total liabilities and stockholders’ equity	$1,529,451	$1,350,849

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Commissions and fees	$118,926	$108,424
Recurring	26,932	25,577
Other	3,869	3,608
Total revenues	149,727	137,609

Expenses:
Compensation and employee benefits	57,408	51,177
Transaction processing	24,573	20,496
Occupancy and equipment	14,372	15,078
Telecommunications and data processing services	12,772	12,697
Other general and administrative	17,757	19,105
Interest expense	505	636
Total expenses	127,387	119,189
Income before income tax expense	22,340	18,420
Income tax expense	5,607	4,800
Net income	$16,733	$13,620

Earnings per share:
Basic	$0.49	$0.38
Diluted	$0.47	$0.37

Basic weighted average number of common shares outstanding	34,268	36,081
Diluted weighted average number of common shares outstanding	35,451	37,185

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Net Income	$16,733	$13,620
Other comprehensive (loss), net of tax:
Currency translation adjustment	(10,847)	(1,965)
Other comprehensive (loss)	(10,847)	(1,965)
Comprehensive income	$5,886	$11,655

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2015

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2015	$—	$522	$240,135	$487,462	$(306,629)	$(5,894)	$415,596

Net income	—	—	—	16,733	—	—	16,733
Other comprehensive (loss)	—	—	—	—	—	(10,847)	(10,847)
Issuance of common stock in connection with employee stock option exercises (34,634 shares) and for restricted share awards (985,381 shares), including a net excess tax benefit of $2.7 million	—	—	(14,305)	—	17,563	—	3,258
Issuance of common stock for the employee stock purchase plan (35,693 shares)	—	—	558	—	—	—	558
Shares withheld for net settlement of share-based awards (365,474 shares)	—	—	—	—	(8,069)	—	(8,069)
Purchase of common stock for treasury (692,159 shares)	—	—	—	—	(16,425)		(16,425)
Share-based compensation	—	—	4,885	—	—	—	4,885
Balance at March 31, 2015	$—	$522	$231,273	$504,195	$(313,560)	$(16,741)	$405,689

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March,
	2015	2014
Cash flows from Operating Activities:
Net income	$16,733	$13,620
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,161	13,034
Deferred income tax expense	8,385	2,551
Provision for doubtful accounts	268	150
Non-cash share-based compensation	4,885	3,759

Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	187	(11)
Deposits with clearing organizations	(17,147)	27,952
Securities owned, at fair value	(544)	(1,327)
Receivables from brokers, dealers and clearing organizations	(237,220)	51,351
Receivables from customers	(2,090)	3,062
Accounts payable and accrued expenses	(35,315)	(13,973)
Payables to brokers, dealers and clearing organizations	188,964	(65,062)
Payables to customers	18,638	9,157
Securities sold, not yet purchased, at fair value	717	1,158
Income taxes receivable/payable	(8,551)	411
Excess tax benefit from share-based payment arrangements	(2,476)	(990)
Other, net	(2,448)	(6,841)
Net cash (used in) provided by operating activities	(55,853)	38,001

Cash flows from Investing Activities:
Capital purchases	(1,399)	(2,589)
Capitalization of software development costs	(6,467)	(6,745)
Net cash used in investing activities	(7,866)	(9,334)

Cash flows from Financing Activities:
Repayments of long term debt	(3,169)	(3,120)
Proceeds from (repayments of) borrowing under short-term bank loans	28,908	(46,480)
Excess tax benefit from share-based payment arrangements	2,476	990
Common stock issued	1,068	429
Common stock repurchased	(16,425)	(12,717)
Shares withheld for net settlements of share-based awards	(8,069)	(5,238)
Net cash provided by (used in) financing activities	4,789	(66,136)

Effect of exchange rate changes on cash and cash equivalents	(10,518)	(1,767)
Net decrease in cash and cash equivalents	(69,448)	(39,236)
Cash and cash equivalents — beginning of year	275,210	261,897
Cash and cash equivalents — end of period	$205,762	$222,661

Supplemental cash flow information
Interest paid	$750	$974
Income taxes paid	$5,352	$1,838

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc., a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

ITG is an independent execution broker and research provider that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through to settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

The Company’s business is organized into four reportable operating segments (see Note 14, Segment Reporting, to the condensed consolidated financial statements):

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

Effective in the first quarter of 2015, the Company is presenting its regional segment results excluding the impact of corporate activity. For this purpose, corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within the Company’s regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure and (e) foreign exchange gains or losses.  Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations segment. Prior period segment data has been restated to conform to the 2015 presentation.

The condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of results. Certain reclassifications have been made to the following prior year asset balances to conform to the current year presentation: (i) cash restricted or segregated under regulations and other, (ii) deposits with clearing organizations, (iii) receivables from brokers, dealers and clearing organizations and (iv) other assets.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting Standard to be Adopted in Future Period

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated balance sheets.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	4,587	4,587	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	8,453	8,453	—	—
Mutual funds	3,751	3,751	—	—
Total	$16,824	$16,824	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	8,552	8,552	—	—
Total	$8,552	$8,552	$—	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	6,965	6,965	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	8,160	8,160	—	—
Mutual funds	3,913	3,913	—	—
Total	$19,071	$19,071	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	8,253	8,253	—	—
Total	$8,253	$8,253	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations and customers are short-term in nature, and following March 31, 2015, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at March 31, 2015 and December 31, 2014 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through March 31, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$833
Utilized—cash	(146)
Balance at March 31, 2015	$687

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through March 31, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$1,391
Utilized—cash	(118)
Balance at March 31, 2015	$1,273

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with SEC Rule 15c3-3 (“Customer Protection Rule”) or agreements for proprietary accounts of broker dealers (“PABs”), (iii) funds on deposit for Canadian trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting the Company’s Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Corporate stocks—trading securities	$8,453	$8,160	$8,552	$8,253
Mutual funds	3,751	3,913	—	—
Total	$12,204	$12,073	$8,552	$8,253

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

During the three months ended March 31, 2015, no uncertain tax positions were resolved.

The Company had reserves for tax positions taken of $14.4 million at both March 31, 2015 and December 31, 2014. The Company had accrued interest expense related to tax reserves of $2.9 million and $2.8 million, net of related tax effects, at March 31, 2015 and December 31, 2014, respectively.

(7) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by our European Operations segment for the three months ended March 31, 2015 (dollars in thousands):

Total
Balance at December 31, 2014	$12,803
2015 Activity:
Currency translation adjustment	(762)
Balance at March 31, 2015	$12,041

Acquired other intangible assets consisted of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,545	$—	$8,545	$—	—
Customer-related intangibles	30,273	11,804	30,272	11,210	13.1
Proprietary software	23,558	20,172	23,558	19,959	6.1
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$62,765	$31,976	$62,764	$31,169

At March 31, 2015, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.8 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2015, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Broker-dealers	$190,338	$147,240	$47,623	$51,615
Clearing organizations	1,944	1,447	3,400	39,433
Securities borrowed	690,345	496,596	—	—
Securities loaned	—	—	737,941	508,993
Allowance for doubtful accounts	(740)	(669)	—	—
Total	$881,887	$644,614	$788,964	$600,041

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Customers	$110,932	$108,518	$29,775	$11,132
Allowance for doubtful accounts	(707)	(583)	—	—
Net	$110,225	$107,935	$29,775	$11,132

Securities Borrowed and Loaned

As of March 31, 2015, securities borrowed as part of the Company’s matched book operations with a fair value of $692.0 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, respectively, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Interest earned	$1,408	$4,403
Interest incurred	(1,046)	(3,066)
Net	$362	$1,337

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of March 31, 2015:
Deposits paid for securities borrowed	$690,345	$—	$690,345	$690,345	$—
Deposits received for securities loaned	(737,941)	—	(737,941)	(718,439)	(19,502)
As of December 31, 2014:
Deposits paid for securities borrowed	$496,596	$—	$496,596	$496,374	$222
Deposits received for securities loaned	(508,993)	—	(508,993)	(497,462)	(11,531)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2015	December 31, 2014
Accrued research payables	$58,383	$56,736
Accrued compensation and benefits	23,537	62,271
Trade payables	21,021	19,547
Accrued rent	18,803	19,169
Deferred revenue	14,156	13,836
Deferred compensation	3,755	3,918
Accrued transaction processing	3,335	2,981
Accrued restructuring	1,960	2,224
Other	18,845	18,529
Total	$163,795	$199,211

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At March 31, 2015, there was $107.3 million outstanding under these facilities at a weighted average interest rate of approximately 1.3% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement.  On January 31, 2014, ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”) as guarantor entered into a $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. At March 31, 2015, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	March 31, 2015	December 31, 2014
Term loan	$1,061	$2,653
Obligations under capital lease	13,551	15,128
Total	$14,612	$17,781

On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement (“Term Loan Agreement”) with Banc of America Leasing & Capital, LLC (“Bank of America”). The four-year term loan established under this agreement is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing was to provide capital for strategic initiatives.

Along with the Term Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment may be financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. At March 31, 2015, there was $0.9 million outstanding under this facility.

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1.  At March 31, 2015, there was $12.7 million outstanding under this facility.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	March 31,
	2015	2014
Three Months Ended
Net income for basic and diluted earnings per share	$16,733	$13,620
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	34,268	36,081
Effect of dilutive securities	1,183	1,104
Average common shares used in diluted computation	35,451	37,185
Earnings per share:
Basic	$0.49	$0.38
Diluted	$0.47	$0.37

Earnings per share computations for the three months ended March 31, 2014 did not include anti-dilutive equity awards of approximately 0.3 million shares. There are no anti-dilutive equity awards for the three months ended March 31, 2015.

(12) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the periods ended March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2015
Currency translation adjustment	$(16,741)	$—	$(16,741)
Total	$(16,741)	$—	$(16,741)

December 31, 2014
Currency translation adjustment	$(5,894)	$—	$(5,894)
Total	$(5,894)	$—	$(5,894)

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

Net capital balances and the amounts in excess of required net capital at March 31, 2015 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$84.9	$83.9
AlterNet	2.7	2.4
ITG Derivatives	2.4	1.4

As of March 31, 2015, ITG Inc. had $10.0 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.3 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2015, is summarized in the following table (dollars in millions):

	Net Capital	Excess
Canadian Operations
Canada	$29.8	$29.4
European Operations
Ireland	67.1	20.8
U.K.	3.7	2.9
Asia Pacific Operations
Australia	14.4	4.8
Hong Kong	27.5	11.4
Singapore	0.4	0.2

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K  for the year ended December 31, 2014 except for the change reported in Note 1, Organization and Basis of Presentation, and described below. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction. Recurring revenues are principally attributed based upon the location of the client using the respective service.

Effective in the first quarter of 2015, the Company is presenting its regional segment results excluding corporate activity. For this purpose, corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within the Company’s regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure and (e) foreign exchange gains or losses. Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations segment. Prior period segment data has been restated to conform to the 2015 presentation.  Identifiable assets all relate to an operating segment and are not separately identified as corporate activity.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Corporate	Consolidated Total
Three Months Ended March 31, 2015
Total revenues	$80,454	$18,913	$36,605	$13,522	$233	$149,727
Income before income tax expense	11,056	3,756	11,129	1,107	(4,708)	22,340
Identifiable assets	1,098,740	78,782	281,637	70,292	—	1,529,451
Three Months Ended March 31, 2014
Total revenues	$75,607	$19,218	$32,790	$9,697	$297	$137,609
Income (loss) before income tax expense (benefit)	10,256	4,510	10,824	(1,818)	(5,352)	18,420
Identifiable assets	1,068,577	97,016	1,268,145	596,822	—	3,030,560

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three months ended March 31,
	2015	2014
Revenues:
Electronic Brokerage	$80,454	$72,884
Research, Sales and Trading	32,513	29,245
Platforms	25,073	23,733
Analytics	11,454	11,450
Corporate	233	297
Total Revenues	$149,727	$137,609

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

(16)  Contingencies — Legal Matters

The Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business.  The Company’s broker-dealer subsidiaries are involved in ongoing investigations and other proceedings by government agencies and self-regulatory organizations regarding its business, which may result in judgments, settlements, fines, penalties, injunctions or other relief. The Company is unable to provide a reasonable estimate of any potential liability given the stage of such proceedings.  However, the Company believes, based on information currently available, that the outcome of such proceedings, individually or in the aggregate, will not likely have a material adverse effect on its consolidated financial position.  In light of the inherent uncertainties of such proceedings, however, an adverse outcome of such proceedings may have a material impact on the results of operations for any particular period.

(17) Subsequent Event

In April 2015 the Company’s Board of Directors initiated a dividend program under which the Company intends to pay quarterly dividends beginning in the second quarter of 2015, subject to quarterly declarations by the Board of Directors.  For the second quarter of 2015, the Board of Directors declared a quarterly dividend of $0.07 per share. The dividend is payable on June 5, 2015, to shareholders of record on May 15, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

ITG is an independent execution broker and research provider that partners with global portfolio managers and traders to provide unique data-driven insights throughout the investment process. From investment decision through settlement, ITG helps clients understand market trends, improve performance, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality institutional liquidity, execution services, analytical tools and proprietary research. ITG is headquartered in New York with offices in North America, Europe and the Asia Pacific region.

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

•                  Analytics — includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation

Effective in the first quarter of 2015, we are presenting our regional segment results excluding the impact of corporate activity. For this purpose, corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within our regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure and (e) foreign exchange gains or losses. Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations. Prior period segment data has been restated to conform to the 2015 presentation.

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

Other revenues include: (i) income from principal trading in Canada, including arbitrage trading, (ii) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies as well as on other foreign exchange transactions unrelated to equity trades,, (iii) the net interest spread earned on securities borrowed and loaned matched book transactions, (iv) transaction advisory services provided to potential purchasers of energy-related investments, (v) non-recurring consulting services, such as one-time implementation and customer training related activities, (vi) investment and interest income, (vii) interest income on securities borrowed in connection with customers’ settlement activities and (viii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including errors and accommodations).

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

Other general and administrative expenses primarily include software amortization, consulting, business development, professional fees and intangible asset amortization.

Interest expense consists primarily of costs associated with outstanding debt and credit facilities.

Executive Summary for the Quarter Ended March 31, 2015

Consolidated Overview

Record revenues in both Europe and Asia Pacific and solid profitability in North America led to our highest quarterly earnings per share in more than six years. As compared to the first quarter of 2014, our revenues grew 9% to $149.7 million while our costs of $127.4 million increased 7%, largely driven by increased transaction processing costs associated with higher trading levels and higher compensation expense given our improved results.  First quarter net income was $16.7 million, or $0.47 per diluted share compared to net income of $13.6 million, or $0.37 per diluted share in 2014. Our annualized return on average equity for the quarter was 16.3%, compared to a return of 13.1% for the first quarter of 2014.

The global trading environment remained active in the first quarter of 2015, following a strong finish to 2014. While consolidated market volumes in the U.S. were essentially flat in the first quarter compared to the first quarter of 2014, we saw increased market-wide trading in Asia Pacific, Canada and in particular Europe compared to the first quarter of 2014. This increased activity continues to be driven by the divergence in global central bank policies, creating dramatic movements in currencies and volatility in the equities markets. We are also continuing to focus on the profitability of our products and services as we strive to further improve our operating model and create flexibility for expansion.

Segment Discussions

Beginning with the first quarter of 2015, regional segment results exclude the impact of corporate activity.  Corporate activity reduced overall net income by $2.6 million, or $0.07 per share.

Our U.S. average daily volume was 191 million shares, up 16% compared to the first quarter of 2014.  This compares favorably to U.S. consolidated market volume, which was essentially flat versus a year ago.  The proportion of volume from lower-rate sell-side clients increased to 56% in the first quarter of 2015, compared to 51% in the first quarter of 2014, driving down our overall revenue capture rate per share to $0.0045 compared to $0.0047 in the first quarter of 2014. We did, however, see an improvement in the revenue per share from buy-side clients as compared to the first quarter of 2014 due to higher rates for clients’ use of our POSIT Alert block crossing system and our high-touch trading services. These higher rates were attributable in part to clients paying for research through trading at a bundled rate.

Daily trading volumes on all Canadian markets were up 9% compared to the first quarter of 2014 while our Canadian commissions and fees increased 4% in U.S. dollar terms and 17% in local currency terms. Our dark pool, MATCH Now, had another strong quarter of gains with volumes up more than 50% over the first quarter of 2014.

The low interest rate environment continued to increase demand in Europe for equities and pushed daily market-wide trading activity up 18% over the first quarter of 2014. Our European commissions and fees were up 9% in U.S. dollar terms and 20% in local currency terms, keeping pace with market-wide growth. Increased activity from sell-side clients pushed our value traded in the region to a record quarterly high, but did dilute our average commission rate per share by 12%. We also saw growth in commissions and fees during the first quarter from our recent investments in our Paris- and London-based sales teams.

We continued to make progress in the Asia Pacific region as we achieved our third consecutive quarter of profitability and grew our pre-tax profit to $1.1 million. Asia Pacific commissions and fees increased 35% over the prior-year quarter, significantly outpacing the 5% growth in overall market-wide activity, driven by strong order flow by local and U.S. clients trading into the Australia, Hong Kong and Japan markets. Total revenues in the region reached a quarterly record of $13.5 million.  POSIT Alert continues to be a key source of growth in Asia Pacific with Alert revenues increasing nearly eight-fold over the level achieved in the first quarter of 2014. Our record revenues coupled with improved margins from our efforts to reduce settlement and clearing costs significantly improved our reported results in the region.

Capital Resource Allocation

During the first quarter of 2015, we repurchased 692,159 shares for $16.4 million, representing 98% of our net income. Towards the end of the quarter, we announced a change in our targeted capital returns to stockholders for 2015, providing guidance that we would base our target on free cash flow instead of net income.  For this purpose, we are calculating free cash flow as net income increased by non-cash stock-based compensation charges, depreciation and amortization, and reduced by capital expenditures and capitalized software. We expect our capital return activity to increase during the remainder of the year to achieve this new target and to be accomplished through a combination of increased share repurchases and our recently-announced quarterly dividend program. The robust cash flow generation we have established in our business model over the past few years has enabled us to incorporate dividends as part of our capital return activities. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

Results of Operations — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$58,455	$54,529	$3,926	7
Recurring	19,988	18,452	1,536	8
Other	2,011	2,626	(615)	(23)
Total revenues	80,454	75,607	4,847	6

Expenses:
Compensation and employee benefits	33,768	31,169	2,599	8
Transaction processing	11,466	8,940	2,526	28
Other expenses	24,164	25,242	(1,078)	(4)
Total expenses	69,398	65,351	4,047	6
Income before income tax expense	$11,056	$10,256	$800	8

Commissions and fees increased $3.9 million as a result of a 16% increase in our average daily trading volumes, offset by a decline in the average revenue per share. The decline in rate was primarily attributable to an increase in the proportion of volume from lower-rate sell-side clients, which increased to 56% from 51% in the first quarter of 2014 and a decline in the sell-side rate. The impact of the changing mix and lower sell-side rate was partially offset by an improvement in the average revenue per share from buy-

side clients due to higher rates for clients’ use of our POSIT Alert block crossing system and our high-touch trading services. These higher rates were attributable in part to clients paying for research through trading at a higher, bundled rate.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2015	2014	Change	% Change
Total trading volume (in billions of shares)	11.7	10.0	1.7	17
Trading volume per day (in millions of shares)	191.2	164.3	26.9	16
Average revenue per share	$0.0045	$0.0047	$(0.0002)	(4)
U.S. market trading days	61	61	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues increased due to higher research and analytical product subscriptions in addition to higher connectivity fees.  Connectivity fees increased despite the impact of client attrition from our OMS product due to an increase in revenue from global connections from a change in the attribution method while research subscriptions increased, in part due to a shift in the recognition of energy research subscription revenue from corporations to the U.S. Operations segment from the Canadian Operations segment.

Other revenues decreased primarily due to a 73% decrease in revenues generated from our stock loan matched book transactions, offset by an increase in market data rebate income from exchanges and transaction advisory services.

Compensation and employee benefits increased as a result of headcount increases, higher incentive-based compensation to our executive management team associated with increased U.S. and global profitability and from higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased as a result of the increase in average daily volume traded as well as an increase in the proportion of trading by clients where liquidity was taken and higher costs from outsourcing the clearing of select accounts to a third party.  As a percentage of commissions and fees, transaction processing costs increased to 19.6% from 16.4% in the first quarter of 2014 due to the impact of our increased lower-rate sell-side volumes and from the cost increases noted above.

Other expenses decreased $1.1 million due to lower software amortization, lower business promotion costs and a higher credit for research and development costs charged to other operating segments.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$15,639	$15,079	$560	4
Recurring	1,341	2,432	(1,091)	(45)
Other	1,933	1,707	226	13
Total revenues	18,913	19,218	(305)	(2)

Expenses:
Compensation and employee benefits	6,990	5,706	1,284	23
Transaction processing	2,378	2,566	(188)	(7)
Other expenses	5,789	6,436	(647)	(10)
Total expenses	15,157	14,708	449	3
Income before income tax expense	$3,756	$4,510	$(754)	(17)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $2.2 million and $1.6 million, respectively, resulting in a decrease of $0.6 million to pre-tax income.

Canadian commissions and fees increased $0.6 million despite unfavorable currency translation of $1.8 million due to an increase in electronic brokerage commissions including increased use of our algorithms and MATCH Now.

Recurring revenues decreased primarily from lower revenue from global connections due to a change in the attribution method and from a shift in the recognition of energy research subscription revenue from corporations to the U.S. Operations segment. Other revenues increased primarily due to lower client trade accommodations.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock.  This was offset by a favorable impact from currency translation.

Despite a small growth in commissions and fees, transaction processing costs decreased due to lower rates for clearance and settlement.

Other expenses were down due to lower depreciation, software amortization, legal fees, research distribution fees paid to the U.S. Operations and the impact of currency translation.

European Operations

	Three Months Ended March 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$32,542	$29,721	$2,821	9
Recurring	4,138	3,173	965	30
Other	(75)	(104)	29	29
Total revenues	36,605	32,790	3,815	12

Expenses:
Compensation and employee benefits	10,068	8,468	1,600	19
Transaction processing	7,815	6,458	1,357	21
Other expenses	7,593	7,040	553	8
Total expenses	25,476	21,966	3,510	16
Income before income tax expense	$11,129	$10,824	$305	3

Currency translation from a weaker British Pound during the quarter decreased European revenues and expenses by $3.5 million and $2.3 million, respectively, reducing pre-tax income by $1.2 million.

European results include the results of RFQ-hub operations since the July 30, 2014 acquisition date, adding $1.2 million in revenues, mostly recurring, and $0.9 million in expenses, of which $0.7 million is in compensation and employee benefits.

Our European commissions and fees increased primarily from sell-side clients trading in POSIT and from Europe-based institutional clients using our algorithms. These increases were offset in part by the impact of currency translation.

Recurring revenues increased primarily from the new RFQ-hub revenue noted above.

Compensation and employee benefits increased due to the impact of the RFQ-hub acquisition and investment in our Paris- and London-based sales teams.  We also had higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased as a result of a 25% increase in average daily notional value traded.  As a percentage of commissions and fees, transaction processing costs increased to 24.0% from 21.7% in the first quarter of 2014 due to the impact of a higher proportion of value traded by lower-rate sell-side clients and higher execution costs from using our own exchange memberships.

Other expenses increased $0.6 million due to higher charges for global research and development costs and due to the additional costs from RFQ-hub.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$12,290	$9,095	$3,195	35
Recurring	1,465	1,520	(55)	(4)
Other	(233)	(918)	685	75
Total revenues	13,522	9,697	3,825	39

Expenses:
Compensation and employee benefits	5,077	4,548	529	12
Transaction processing	2,914	2,532	382	15
Other expenses	4,424	4,435	(11)	—
Total expenses	12,415	11,515	900	8
Income (loss) before income tax expense (benefit)	$1,107	$(1,818)	$2,925	161

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.8 million and $0.6 million, respectively, resulting in a decrease of $0.2 million to our pre-tax income.

Asia Pacific operating results improved significantly over the prior-year period in large part due to a 35% growth in commissions and fees. The growth in commissions and fees resulted from an increase in the use of our POSIT Alert block crossing system and our trading algorithms, as well as from higher commission sharing revenues from trades executed on our Triton EMS.

Other revenues improved over the prior-year period due to a decrease in client accommodations and errors.

Compensation and employee benefits increased due to higher incentive-based compensation related to improved performance.

Transaction processing costs increased due to the increase in average daily notional value traded.  However, transaction costs declined as a percentage of commissions and fees to 23.7% from 27.8% in 2014 due to the impact of our initiatives to reduce settlement and clearing costs.

Other expenses were nearly flat but reflect a decrease from lower consulting, market data and connectivity costs, which was largely offset by higher charges for global research and development costs and higher software amortization.

Corporate

Corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within our regional segments.  These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure and (e) foreign exchange gains or losses.

For the first quarter of 2015, we incurred a pre-tax loss from these activities of $4.7 million, reflecting $0.2 million of investment income and $4.9 million of costs. For the first quarter of 2014, we incurred a pre-tax loss of $5.4 million from these activities, reflecting investment income of $0.3 million and costs of $5.7 million.  The 13% decline in costs over the prior-year period was the result of lower intangible asset amortization due to the full amortization of certain assets and an increase in foreign exchange gains on intercompany activities, partially offset by an increase in legal fees related to the recent shareholder activist matter.

Consolidated income tax expense

Our effective tax rate was 25.1% in the first quarter of 2015 compared to 26.1% in the first quarter of 2014.  The effective rate declined slightly due to the impact of profitability in Asia Pacific where we are offsetting reported income with fully-reserved operating losses. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At March 31, 2015, unrestricted cash and cash equivalents totaled

$205.8 million. Included in this amount is $87.9 million of cash and cash equivalents held by subsidiaries outside the United States. Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. in 2015 by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2015, we had interest-bearing security deposits totaling $38.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2014, we entered into a $150 million two-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities and had deposits with clearing organizations of $9.1 million at March 31, 2015. In Europe, we had a deposit with our settlement agent of $42.0 million at March 31, 2015.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$16,733	$13,620
Non-cash items included in net income	24,699	20,180
Effect of changes in receivables/payables from/to customers and brokers	(31,705)	(1,492)
Effect of changes in other working capital and operating assets and liabilities	(65,580)	5,693
Net cash (used in) provided by operating activities	$(55,853)	$38,001

The cash flow used in operating activities during the first three months of 2015 was driven by an increase in cash used in settlement activities, which was largely financed by an increase in short-term bank loans of $28.9 million that are included in financing activities below, a reduction in bonus accruals from paying full year 2014 incentive compensation in February 2015, an increase in deposits held by clearing organizations and taxes paid.

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

Investing Activities

Net cash used in investing activities of $7.9 million includes our investments in software development projects and computer hardware and software.

Financing Activities

Net cash provided by financing activities of $4.8 million primarily reflects net proceeds from short-term bank borrowings that are used to support our settlement activities offset by the repurchases of ITG common stock, shares withheld for net settlements of share-based awards and repayments of long-term debt.

On January 31, 2014, ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”) as guarantor entered into a $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. Under the Credit Agreement, interest accrues at a rate equal to (a) a base rate, determined by reference to the higher of the (1) federal funds rate or (2) the one month Eurodollar LIBOR rate, plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. The purpose of this credit line is to provide liquidity for ITG Inc.’s brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, we have additional flexibility with our existing cash and future cash flows from operations to strategically invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral.  Among other restrictions, the terms of the Credit Agreement include negative covenants related to (a) liens, (b) maintenance of a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as maintenance of minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

During the first three months of 2015, we repurchased approximately 1.1 million shares of our common stock at a cost of $24.5 million, which was funded from our available cash resources. Of these shares, 0.7 million were purchased under our Board of Directors’ authorization for a total cost of $16.4 million (average cost of $23.73 per share). An additional 0.4 million shares repurchased for $8.1 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2015, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.1 million.

In March 2015, we noted a change in our targeted capital returns to stockholders for 2015, providing guidance that we would base our target on free cash flow instead of net income.  For this purpose we are calculating free cash flow as net income increased by non-cash stock-based compensation charges, depreciation and amortization, and reduced by capital expenditures and capitalized software. We expect out capital return activity to increase during the remainder of the year to achieve this new target and to be accomplished through a combination of increased share repurchases and our recently-announced quarterly dividend program. The robust cash flow generation we have established in our business model over the past few years has enabled us to incorporate dividends as part of our capital return activities. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

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

Net capital balances and the amounts in excess of required net capital at March 31, 2015 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$84.9	$83.9
AlterNet	2.7	2.4
ITG Derivatives	2.4	1.4

As of March 31, 2015, ITG Inc. had $10.0 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.3 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2015, is summarized in the following table (dollars in millions):

	Net Capital	Excess
Canadian Operations
Canada	$29.8	$29.4
European Operations
Ireland	67.1	20.8
U.K.	3.7	2.9
Asia Pacific Operations
Australia	14.4	4.8
Hong Kong	27.5	11.4
Singapore	0.4	0.2

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

As of March 31, 2015, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2014.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single five step revenue recognition model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The original standard was effective for fiscal years beginning after December 15, 2016, however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date of December 15, 2017. The Company is currently evaluating the new guidance and has not yet selected a transition method nor has it determined the impact of adoption on its financial statements.

Critical Accounting Estimates

There has been no significant change to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2014. There has been no material change in this information.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business. Our broker-dealer subsidiaries are involved in ongoing reviews, inquiries, examinations, investigations and other proceedings by government agencies and self-regulatory organizations regarding our business, which may result in judgments, settlements, fines, penalties, injunctions or other relief.  We believe, based on information currently available, that the outcome of such proceedings, individually or in the aggregate, will not likely have a material adverse effect on our consolidated financial position.  However, in light of the inherent uncertainties of such proceedings, an adverse outcome of such proceedings may have a material impact on the results of operations for any particular period.

1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2014. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2015, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2015
To: January 31, 2015	108,037	$19.88	108,037	4,667,766

From: February 1, 2015
To: February 28, 2015	595,954	22.14	234,800	4,432,966

From: March 1, 2015
To: March 31, 2015	353,642	25.88	349,322	4,083,644

Total	1,057,633	$23.16	692,159

(a) This column includes the acquisition of 365,474 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first three months of 2015, we repurchased approximately 1.1 million shares of our common stock at a cost of $24.5 million, which was funded from our available cash. Of these shares, 0.7 million were purchased under our Board of Directors’ authorization for a total cost of $16.4 million (average cost of $23.73 per share). An additional 0.4 million shares repurchased for $8.1 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2015, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.1 million.

We have not paid a cash dividend to stockholders during any period of time covered by this report.  In April 2015, the Board of Directors initiated a dividend program under which we intend to pay quarterly dividends beginning in the second quarter of 2015, subject to quarterly declarations by the Board of Directors.  For the second quarter of 2015, the Board of Directors declared a quarterly dividend of $0.07 per share. The dividend is payable on June 5, 2015, to shareholders of record on May 15, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)                               EXHIBITS

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification
101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 11, 2015	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant