Form 10-Q
period 2015-06-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2015-08-10
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2015

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

At July 15, 2015, the Registrant had 33,966,660 shares of common stock, $0.01 par value, outstanding.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, the ultimate resolution of the SEC’s AlterNet investigation and any customer or shareholder actions resulting from the matter or the underlying circumstances, the volatility of our stock price, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired and our ability to attract and retain talented employees.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$211,787	$275,210
Cash restricted or segregated under regulations and other	35,426	38,080
Deposits with clearing organizations	110,033	72,527
Securities owned, at fair value	10,612	12,073
Receivables from brokers, dealers and clearing organizations	1,010,335	644,614
Receivables from customers	105,551	107,935
Premises and equipment, net	55,236	60,306
Capitalized software, net	39,283	38,333
Goodwill	12,945	12,803
Intangibles, net	29,985	31,595
Income taxes receivable	3,642	105
Deferred taxes	29,419	37,209
Other assets	24,241	20,059
Total assets	$1,678,495	$1,350,849
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$189,904	$199,211
Short-term bank loans	81,149	78,360
Payables to brokers, dealers and clearing organizations	954,103	600,041
Payables to customers	31,324	11,132
Securities sold, not yet purchased, at fair value	6,996	8,253
Income taxes payable	7,525	19,772
Deferred taxes	—	703
Term debt	11,962	17,781
Total liabilities	1,282,963	935,253
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,265,654 and 52,229,962 shares issued at June 30, 2015 and December 31, 2014, respectively	523	522
Additional paid-in capital	235,766	240,135
Retained earnings	491,600	487,462
Common stock held in treasury, at cost; 18,299,591 and 18,000,756 shares at June 30, 2015 and December 31, 2014, respectively	(321,443)	(306,629)
Accumulated other comprehensive income (net of tax)	(10,914)	(5,894)
Total stockholders’ equity	395,532	415,596
Total liabilities and stockholders’ equity	$1,678,495	$1,350,849

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Commissions and fees	$110,860	$106,453	$229,786	$214,877
Recurring	26,447	24,975	53,379	50,552
Other	3,187	7,038	7,056	10,646
Total revenues	140,494	138,466	290,221	276,075

Expenses:
Compensation and employee benefits	53,899	52,720	111,307	103,897
Transaction processing	25,187	20,109	49,760	40,605
Occupancy and equipment	14,470	14,985	28,842	30,063
Telecommunications and data processing services	13,011	12,655	25,783	25,352
Other general and administrative	42,408	20,715	60,165	39,820
Interest expense	468	594	973	1,230
Total expenses	149,443	121,778	276,830	240,967
(Loss) income before income tax expense	(8,949)	16,688	13,391	35,108
Income tax expense	1,261	3,762	6,868	8,562
Net (loss) income	$(10,210)	$12,926	$6,523	$26,546

(Loss) income per share:
Basic	$(0.30)	$0.36	$0.19	$0.74
Diluted	$(0.30)	$0.35	$0.18	$0.72

Basic weighted average number of common shares outstanding	34,076	35,720	34,172	35,900
Diluted weighted average number of common shares outstanding	34,076	36,641	35,329	36,933

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss and Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(10,210)	$12,926	$6,523	$26,546
Other comprehensive income (loss), net of tax:
Currency translation adjustment	5,832	4,147	(5,020)	2,182
Other comprehensive income (loss)	5,832	4,147	(5,020)	2,182
Comprehensive (loss) income	$(4,378)	$17,073	$1,503	$28,728

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2015

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2015	$—	$522	$240,135	$487,462	$(306,629)	$(5,894)	$415,596

Net income	—	—	—	6,523	—	—	6,523
Other comprehensive loss	—	—	—	—	—	(5,020)	(5,020)
Issuance of common stock in connection with director stock option exercises (46,024 shares) and restricted share awards (1,000,778 shares), including a net excess tax benefit of $2.9 million	—	—	(14,447)	—	18,031	—	3,584
Issuance of common stock for the employee stock purchase plan (35,692 shares)	—	1	557	—	—	—	558
Shares withheld for net settlement of share-based awards (374,454 shares)	—	—	—	—	(8,300)	—	(8,300)
Purchase of common stock for treasury (972,159 shares)	—	—	—	—	(24,562)	—	(24,562)
Dividend declared on common stock ($0.07 per share) (976 shares)	—	—	10	(2,385)	17	—	(2,358)
Share-based compensation	—	—	9,511	—	—	—	9,511
Balance at June 30, 2015	$—	$523	$235,766	$491,600	$(321,443)	$(10,914)	$395,532

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from Operating Activities:
Net income	$6,523	$26,546
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,273	25,865
Deferred income tax expense	7,842	3,859
Provision for doubtful accounts	366	276
Non-cash share-based compensation	9,511	8,334

Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	2,604	(424)
Deposits with clearing organizations	(37,506)	31,295
Securities owned, at fair value	903	(6,764)
Receivables from brokers, dealers and clearing organizations	(368,633)	194,712
Receivables from customers	2,255	(102,362)
Accounts payable and accrued expenses	(8,202)	(2,215)
Payables to brokers, dealers and clearing organizations	355,782	(219,882)
Payables to customers	20,627	15,014
Securities sold, not yet purchased, at fair value	(682)	6,179
Income taxes receivable/payable	(13,084)	164
Excess tax benefit from share-based payment arrangements	(2,878)	(1,007)
Other, net	(4,802)	(8,448)
Net cash used in operating activities	(7,101)	(28,858)

Cash flows from Investing Activities:
Capital purchases	(3,668)	(5,994)
Capitalization of software development costs	(13,310)	(13,633)
Net cash used in investing activities	(16,978)	(19,627)

Cash flows from Financing Activities:
Repayments of long term debt	(5,819)	(6,251)
Proceeds from (repayments of) borrowing under short-term bank loans	2,789	68,115
Excess tax benefit from share-based payment arrangements	2,878	1,007
Common stock issued	1,286	445
Common stock repurchased	(24,562)	(27,047)
Dividends paid	(2,358)	—
Shares withheld for net settlements of share-based awards	(8,300)	(6,426)
Net cash (used in) provided by financing activities	(34,086)	29,843

Effect of exchange rate changes on cash and cash equivalents	(5,258)	(4,140)
Net decrease in cash and cash equivalents	(63,423)	(22,782)
Cash and cash equivalents — beginning of year	275,210	261,897
Cash and cash equivalents — end of period	$211,787	$239,115

Supplemental cash flow information
Interest paid	$1,688	$1,866
Income taxes paid	$12,004	$4,629

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

Effective in the first quarter of 2015, the Company is presenting its regional segment results excluding the impact of corporate activity. For this purpose, corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within the Company’s regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.  Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations segment. Prior period segment data has been restated to conform to the 2015 presentation.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	5,770	5,770	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	7,087	7,087	—	—
Mutual funds	3,525	3,525	—	—
Total	$16,415	$16,415	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	6,996	6,996	—	—
Total	$6,996	$6,996	$—	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	6,965	6,965	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	8,160	8,160	—	—
Mutual funds	3,913	3,913	—	—
Total	$19,071	$19,071	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	8,253	8,253	—	—
Total	$8,253	$8,253	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from, and payables to, brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations and customers are short-term in nature, and following June 30, 2015, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at June 30, 2015 and December 31, 2014 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through June 30, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$833
Utilized—cash	(301)
Balance at June 30, 2015	$532

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through June 30, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$1,391
Utilized—cash	(209)
Balance at June 30, 2015	$1,182

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with SEC Rule 15c3-3 (“Customer Protection Rule”) or agreements for proprietary accounts of broker dealers (“PABs”), (iii) funds on deposit for Canadian foreign exchange trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting the Company’s Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Corporate stocks—trading securities	$7,087	$8,160	$6,996	$8,253
Mutual funds	3,525	3,913	—	—
Total	$10,612	$12,073	$6,996	$8,253

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

During the six months ended June 30, 2015, the Company benefitted from a net positive reduction in income tax expense of $0.7 million reflecting the resolution in June 2015 of uncertain tax positions in the U.S. for fiscal years 2006 through 2009, which reduced tax reserves by $1.5 million, offset by decreases in deferred tax assets from enacted tax law changes resulting in additional expense of $0.8 million.

The Company had reserves for tax positions taken of $12.5 million and $14.4 million at June, 30, 2015 and December 31, 2014, respectively. The Company had accrued interest expense related to tax reserves of $2.6 million and $2.9 million, net of related tax effects, at June 30, 2015 and December 31, 2014, respectively.

(7) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by our European Operations segment for the six months ended June 30, 2015 (dollars in thousands):

Total
Balance at December 31, 2014	$12,803
2015 Activity:
Currency translation adjustment	142
Balance at June 30, 2015	$12,945

Acquired other intangible assets consisted of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,545	$—	$8,545	$—	—
Customer-related intangibles	30,272	12,398	30,272	11,210	13.3
Proprietary software	23,558	20,381	23,558	19,959	6.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$62,764	$32,779	$62,764	$31,169

At June 30, 2015, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively, compared with $1.2 and $2.5 million in the respective prior-year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2015, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Broker-dealers	$184,313	$147,240	$94,943	$51,615
Clearing organizations	7,898	1,447	10,049	39,433
Securities borrowed	819,051	496,596	—	—
Securities loaned	—	—	849,111	508,993
Allowance for doubtful accounts	(927)	(669)	—	—
Total	$1,010,335	$644,614	$954,103	$600,041

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Customers	$106,142	$108,518	$31,324	$11,132
Allowance for doubtful accounts	(591)	(583)	—	—
Net	$105,551	$107,935	$31,324	$11,132

Securities Borrowed and Loaned

As of June 30, 2015, securities borrowed as part of the Company’s matched book operations with a fair value of $797.9 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, respectively, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest earned	$1,451	$6,455	$2,859	$10,858
Interest incurred	(1,080)	(4,337)	(2,126)	(7,403)
Net	$371	$2,118	$733	$3,455

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of June 30, 2015:
Deposits paid for securities borrowed	$819,051	$—	$819,051	$818,761	$290
Deposits received for securities loaned	(849,111)	—	(849,111)	(835,260)	(13,851)
As of December 31, 2014:
Deposits paid for securities borrowed	$496,596	$—	$496,596	$496,374	$222
Deposits received for securities loaned	(508,993)	—	(508,993)	(497,462)	(11,531)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2015	December 31, 2014
Accrued research payables	$55,340	$56,736
Accrued compensation and benefits	35,483	62,271
Accrued settlement costs	20,338	—
Accrued rent	18,362	19,169
Trade payables	15,563	19,547
Deferred revenue	13,841	13,836
Deferred compensation	3,529	3,918
Accrued transaction processing	3,801	2,981
Accrued restructuring	1,714	2,224
Other	21,933	18,529
Total	$189,904	$199,211

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At June 30, 2015, there was $81.1 million outstanding under these facilities at a weighted average interest rate of approximately 2% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement.  On January 31, 2014, ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”) as guarantor entered into a $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. At June 30, 2015, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Term loan	$—	$2,653
Obligations under capital lease	11,962	15,128
Total	$11,962	$17,781

On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement (“Term Loan Agreement”) with Banc of America Leasing & Capital, LLC (“Bank of America”). The four-year term loan established under this agreement is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing was to provide capital for strategic initiatives. At June 30, 2015 the four-year term loan was fully paid.

Along with the Term Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. At June 30, 2015, there was $0.6 million outstanding under this facility.

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1.  At June 30, 2015, there was $11.4 million outstanding under this facility.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	June 30,
	2015	2014
Three Months Ended
Net (loss) income for basic and diluted (loss) earnings per share	$(10,210)	$12,926
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	34,076	35,720
Effect of dilutive securities	—	921
Average common shares used in diluted computation	34,076	36,641
(Loss) earnings per share:
Basic	$(0.30)	$0.36
Diluted	$(0.30)	$0.35

Six Months Ended
Net income for basic and diluted earnings per share	$6,523	$26,546
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	34,172	35,900
Effect of dilutive securities	1,157	1,033
Average common shares used in diluted computation	35,329	36,933
Earnings per share:
Basic	$0.19	$0.74
Diluted	$0.18	$0.72

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (share units in thousands).  The impact of all 3.3 million common stock equivalents at the second quarter of 2015 was anti-dilutive due to the fact that the Company reported a loss.

	June 30,
	2015	2014
Three months ended	3,294	83
Six months ended	7	220

(12) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the periods ended June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2015
Currency translation adjustment	$(10,914)	$—	$(10,914)
Total	$(10,914)	$—	$(10,914)

December 31, 2014
Currency translation adjustment	$(5,894)	$—	$(5,894)
Total	$(5,894)	$—	$(5,894)

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

Net capital balances and the amounts in excess of required net capital at June 30, 2015 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$73.1	$72.1
AlterNet	3.6	3.3
ITG Derivatives	2.0	1.0

As of June 30, 2015, ITG Inc. and ITG Derivatives had $7.3 million and $0.1 million, respectively, of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.4 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2015, is summarized in the following table (dollars in millions):

	Net Capital	Excess
Canadian Operations
Canada	$28.6	$28.2
European Operations
Ireland	68.5	18.2
U.K.	3.5	2.7
Asia Pacific Operations
Australia	14.6	6.0
Hong Kong	30.1	13.4
Singapore	0.5	0.3

As of June 30, 2015, Canadian Operations, European Operations and Asia Pacific Operations had restricted cash with banks of $0.4 million, $25.9 million and $0.4 million, respectively.

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the change reported in Note 1, Organization and Basis of Presentation, and described below. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction except that commissions and fees for trade executions by Canadian clients in the U.S. market are attributed to the Canadian Operations instead of the U.S. Operations. Recurring revenues are principally attributed based upon the location of the client using the respective service.

Effective in the first quarter of 2015, the Company is presenting its regional segment results excluding corporate activity. For this purpose, corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within the Company’s regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses. Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations segment. Prior period segment data has been restated to conform to the 2015 presentation.  Identifiable assets all relate to an operating segment and are not separately identified as corporate activity.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Corporate	Consolidated Total
Three Months Ended June 30, 2015
Total revenues	$75,474	$16,705	$33,574	$14,512	$229	$140,494
Income (loss) before income tax expense (benefit) (1)	5,735	3,615	7,763	1,602	(27,664)	(8,949)
Identifiable assets	1,209,355	96,370	286,607	86,163	—	1,678,495
Three Months Ended June 30, 2014
Total revenues	$77,266	$17,794	$31,064	$12,063	$279	$138,466
Income (loss) before income tax expense (benefit)	9,861	4,060	8,789	(314)	(5,708)	16,688
Identifiable assets	984,027	106,834	317,532	61,945	—	1,470,338
Six Months Ended June 30, 2015
Total revenues	$155,928	$35,617	$70,180	$28,034	$462	$290,221
Income (loss) before income tax expense (benefit) (1)	16,791	7,369	18,893	2,709	(32,371)	13,391
Six Months Ended June 30, 2014
Total revenues	$152,873	$37,012	$63,854	$21,760	$576	$276,075
Income (loss) before income tax expense (benefit)	20,117	8,570	19,613	(2,132)	(11,060)	35,108

(1)         In the second quarter of 2015, the Company reserved $20.3 million for a probable settlement with the SEC.  In addition, the Company incurred related legal and related costs of $2.3 million.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues by Product Group:
Electronic Brokerage	$75,048	$73,192	$155,502	$146,076
Research, Sales and Trading	30,379	30,311	62,892	59,556
Platforms	23,550	23,333	48,623	47,066
Analytics	11,288	11,351	22,742	22,801
Corporate	229	279	462	576
Total Revenues	$140,494	$138,466	$290,221	$276,075

(15)                          Dividend Program

In April 2015, the Company’s Board of Directors initiated a dividend program under which the Company intends to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the second quarter of 2015, the Board of Directors declared and the Company paid a quarterly dividend of $0.07 per share totaling $2.4 million. In August 2015, the Board of Directors declared its second quarterly dividend of $0.07 per share payable on September 10, 2015 to stockholders of record on August 21, 2015.

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

The Company loans securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, and by requiring additional cash as collateral or returning collateral when necessary.

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

(17)  Contingencies — Legal Matters

The Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business, although a putative class action lawsuit has been filed with respect to the Company and certain of its executives in connection with the Company’s announcement of the SEC matter described in the following paragraph, and other related actions could be filed. As previously disclosed, the Company’s broker-dealer subsidiaries are involved in ongoing investigations and other proceedings by government agencies and self-regulatory organizations regarding its business. Such claims, lawsuits, investigations and other proceedings may result in judgments, settlements, fines, penalties, injunctions or other relief.

During the second quarter of 2015, the Company commenced settlement discussions with the Staff of the Division of Enforcement of the SEC (the “SEC Enforcement Division”) in connection with the SEC’s investigation into a proprietary trading pilot operated within AlterNet for sixteen months in 2010 through mid-2011. The investigation is focused on customer disclosures, Form ATS regulatory filings and customer information controls relating to the pilot’s trading activity, which included (a) crossing against sell-side clients in POSIT and (b) violations of Company policy and procedures by a former employee.  These violations principally involved information breaches for a period of several months in 2010 regarding sell-side parent orders flowing into ITG’s algorithms and executions by all customers in non-POSIT markets that were not otherwise available to ITG clients.  The Company has negotiated a potential settlement with the Staff of the SEC Enforcement Division.  Based on the terms of the potential settlement, the Company would pay an aggregate amount of $20.3 million representing a civil penalty of $18 million, disgorgement of approximately $2.1 million in trading revenues and prejudgment interest of approximately $250,000.  As a result, the Company reserved $20.3 million for a probable settlement with the SEC and incurred $2.3 million in legal and other related costs associated with this matter during the second quarter of 2015.

Final resolution of this matter is subject to preparation and negotiation of documentation satisfactory to all the parties and authorization by the SEC. The Company can provide no assurances that a satisfactory final agreement will be reached and that authorization by the SEC will be obtained or with respect to the timing or definitive terms of any such agreement or approvals.

In addition, if the Company does not reach final settlement on the SEC’s AlterNet investigation on the expected terms or if the necessary approvals do not occur, the Company may either enter into further discussions with the SEC to resolve such matter on different terms and conditions or the Company may litigate the matter. The Company cannot predict the timing of any such further discussions or the terms of such alternative settlement. If the Company does not reach a settlement with the SEC, or if the necessary approvals do not occur, the Company cannot predict the outcome of any subsequent litigation with the SEC, but such litigation could have a material adverse effect on the Company’s consolidated financial position or on the results of operations for any particular period.

Until this matter is fully resolved, the Company expects to continue to incur costs, primarily professional fees and expenses, which may be significant.

The Company is unable to provide a reasonable estimate of any potential liability for any other ongoing investigations, lawsuits or other proceedings given the stage of such proceedings. However, the Company believes, based on information currently available, that the outcome of such proceedings, individually or in the aggregate, will not likely have a material adverse effect on its consolidated financial position. In light of the inherent uncertainties of such proceedings, an adverse outcome of such proceedings may have a material impact on the results of operations for any particular period.

(18) Subsequent Event

On August 3, 2015, the Company announced the departure of its President and Chief Executive Officer Robert C. Gasser, effective immediately. R. Jarrett Lilien, a member of the Company’s board, will serve as the interim President and Chief Executive Officer until a permanent President and Chief Executive Officer is identified and appointed.

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

•                  Analytics — includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation

Effective in the first quarter of 2015, our regional segment results are presented excluding the impact of corporate activity. For this purpose, corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within our regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure,  (e) foreign exchange gains or losses and (f) certain non-operating expenses. Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations. Prior period segment data has been restated to conform to the 2015 presentation.

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

Reconciliations of adjusted expenses and adjusted net income to expenses and net income and related per share amounts as determined in accordance with U.S. GAAP for the three months and six months ended June 30, 2015 are provided below (dollars in thousands except per share amounts).

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total revenues	$140,494	$290,221

Total expenses	149,443	276,830
Less:
Reserve for SEC settlement and related costs (1)	(22,647)	(22,647)
Adjusted expenses	126,796	254,183

(Loss) income before income tax expense	(8,949)	13,391
Effect of adjustments	22,647	22,647
Adjusted pre-tax income	13,698	36,038

Income tax expense	1,261	6,868
Tax effect of adjustments (1)	1,077	1,077
Adjusted income tax expense	2,338	7,945

Net (loss) income	(10,210)	6,523
Net effect of adjustments	21,570	21,570
Adjusted net income	$11,360	$28,093

Diluted (loss) earnings per share	$(0.30)	$0.19
Net effect of adjustments	0.62	0.61
Adjusted diluted earnings per share	$0.32	$0.80

(1)         In the second quarter of 2015, we reserved $20.3 million for a probable settlement with the SEC.  In addition, we incurred related legal and related costs of $2.3 million.  An offsetting tax benefit of $1.1 million was recorded primarily on the legal and other related costs.

Executive Summary for the Quarter Ended June 30, 2015

Consolidated Overview

While we started the year with strong momentum in the first quarter, we saw sequential declines in market-wide trading in all of our operating regions except Asia Pacific due to lower volatility primarily from the realization that interest rate increases in the U.S. would not commence until September 2015 at the earliest. Revenues of $140.5 million in the second quarter of 2015 did improve over the $138.5 million in the second quarter of 2014, with Asia Pacific posting its second consecutive quarterly record. Offsetting the revenue growth was the impact of a shift in the U.S. and Europe toward a higher proportion of trading from sell-side clients, which negatively impacted margins.

On a U.S. GAAP basis, we incurred a net loss of $10.2 million, or $0.30 per diluted share. Our U.S. GAAP net loss for the second quarter of 2015 included a reserve for a probable settlement with the SEC and related legal and other fees totaling $22.6 million pre-tax and $21.6 million after taxes, or $0.62 per diluted share. The probable SEC settlement relates to customer disclosures,

Form ATS regulatory findings and customer information controls relating to a proprietary trading pilot operated by AlterNet in 2010 through mid-2011, which included (a) crossing against sell-side clients in POSIT and (b) violations of Company policy and procedures by a former employee. Over the past four years, we have enhanced our client disclosure policies and strengthened our information controls.

Adjusted net income (see Non-GAAP Financial Measures) for the second quarter of 2015 fell to $11.4 million, or $0.32 per diluted share from $12.9 million, or $0.35 per diluted share for the second quarter of 2014.  Adjusted expenses (see Non-GAAP Financial Measures) of $126.8 million increased 4% over the second quarter of 2014 largely driven by increased transaction processing costs associated with higher sell-side trading levels.

Segment Discussions

Regional segment results exclude the impact of corporate activity.  Corporate activity reduced second quarter net income by $24.5 million on a U.S. GAAP basis and $3.0 million on an adjusted basis excluding the reserve for a probable settlement with the SEC and related legal and other fees totaling $21.6 million after taxes.

Our U.S. average daily volume was 183 million shares, up 23% compared to the second quarter of 2014.  This compares favorably to U.S. consolidated market volume, which was 5% higher than a year ago.  However, the favorable impact of higher volumes was largely offset by a significant business mix shift to lower-rate sell-side trading volume, which increased to 59% of overall volume, compared to 49% in the second quarter of 2014. While this sell-side flow helped increase volumes in POSIT, which had average daily volume of 93 million shares in the second quarter versus 67 million shares in the second quarter of 2014, it also diluted our overall revenue capture rate per share down to $0.0042 compared to $0.0050 in the second quarter of 2014.

In Canada, our business performed well in a difficult market environment. While our commissions and fees were down 6% in U.S. dollar terms versus the second quarter of 2014, they were up 12% in local currency terms, ahead of the 7% growth in volumes market-wide. Our dark pool, MATCH Now, hit new record volumes, growing more than 50% over the second quarter of 2014.

In Europe, market-wide value traded increased 25% over the second quarter of 2014 due to increased volatility, based in part on the latest financial crisis in Greece, and higher equity valuations.  During the quarter, our commissions and fees grew 5% in U.S. Dollar terms and 15% in local currency terms compared to the second quarter of 2014.  While higher volatility contributed to higher trading market-wide, it also caused global asset managers, who represent our core client base, to limit their exposure to these markets, particularly from mid-May onwards. This resulted in a higher concentration of sell-side business, which tends to rise along with volatility, resulting in the dilution of our average commission rate and pre tax margin.

In the Asia-Pacific region, higher market-wide value traded was seen across all key markets in the region, particularly in Hong Kong, due in part to the impact of increased volatility in China. We achieved our second consecutive quarterly record of revenues and profitability in the region, and our pre-tax earnings of $1.6 million was our fourth consecutive quarter of profitability. Asia Pacific commissions and fees increased 25% over the prior-year quarter, driven by strong order flow by local and U.S. clients trading into the Hong Kong, Japan and Australian markets with POSIT Alert continuing to be a key source of growth in the region.

Capital Resource Allocation

During the second quarter of 2015, we repurchased 280,000 shares for $8.1 million and declared and paid our first ever cash dividend of $2.4 million. Towards the end of the first quarter, we announced a change in our targeted capital returns to stockholders for 2015, providing guidance that we would base our target on free cash flow instead of net income.  For this purpose, we are calculating free cash flow as net income as determined under U.S. GAAP increased by non-cash stock-based compensation charges, depreciation and amortization, and reduced by capital expenditures and capitalized software. On a year-to-date basis, our total return of capital to stockholders (including both share repurchases and dividends) totaled $26.9 million, $5.6 million more than our free cash flow. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

Results of Operations — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$54,829	$54,294	$535	1
Recurring	19,470	17,882	1,588	9
Other	1,175	5,090	(3,915)	(77)
Total revenues	75,474	77,266	(1,792)	(2)

Expenses:
Compensation and employee benefits	32,907	32,624	283	1
Transaction processing	11,811	9,231	2,580	28
Other expenses	25,021	25,550	(529)	(2)
Interest expense	—	—	—	—
Total expenses	69,739	67,405	2,334	3
Income before income tax expense	$5,735	$9,861	$(4,126)	(42)

Commissions and fees were relatively unchanged from the three months ended June 30, 2014 despite a 23% increase in our average daily trading volumes due to a decline in our average revenue per share and a reduction in commissions on equity derivatives. The growth in average daily volumes was entirely from an increase in executions from our lower-priced sell-side clients whose proportion of average daily volumes increased to 59% from 49% in the second quarter 2014. This change in mix, together with a reduction in the average revenue per share earned from sell-side clients, drove the reduction in our average revenue per share as buy-side client activity remained unchanged in both average daily volume and rates.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2015	2014	Change	% Change
Total trading volume (in billions of shares)	11.5	9.4	2.1	22
Trading volume per day (in millions of shares)	182.6	149.0	33.6	23
Average revenue per share	$0.0042	$0.0050	$(0.0008)	(16)
U.S. market trading days	63	63	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues increased due to higher research and analytical product subscriptions in addition to higher connectivity fees.  Connectivity fees increased primarily from an increase in revenue from global connections previously recorded in our Canadian, European and Asia Pacific operating segments as a result of a change in our attribution method, offset by connections lost due to the impact of client attrition from our OMS product. Research subscriptions increased from higher subscription revenues from new accounts subscribing to our investment research products and an increase in market research subscriptions which included a shift in the recognition of corporate subscriptions revenue in energy research to the U.S. Operations segment from the Canadian Operations segment.

Other revenues decreased 77% primarily due to declines in revenues generated from our transaction advisory services provided by our energy research team and stock loan matched book transactions.

Compensation and employee benefits increased only 1% as increases in salary, severance and deferred stock-based compensation were offset by a reduction in incentive-based compensation in the second quarter due to lower quarterly sequential profits in the segment and a reduction for the executive management team based on the lower overall global profitability.

Transaction processing costs increased 28% due primarily to an increase in volume traded, an increase in the proportion of trading by clients where liquidity was taken (which typically costs more than transactions in which clients are providing liquidity on an execution venue), more settlement tickets processed and higher costs from outsourcing the clearing of select accounts to a third party.  These costs increased as a percentage of commissions and fees to 22% from 17% in the second quarter of 2014 due in large part to the impact of our lower average revenue per share.

Other expenses decreased slightly due to lower software amortization from assets being fully amortized and a higher credit for research and development costs charged to other operating segments as more of those resources have been centralized in the U.S.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$13,401	$13,540	$(139)	(1)
Recurring	1,534	2,420	(886)	(37)
Other	1,770	1,834	(64)	(3)
Total revenues	16,705	17,794	(1,089)	(6)

Expenses:
Compensation and employee benefits	4,650	4,781	(131)	(3)
Transaction processing	2,292	2,061	231	11
Other expenses	6,148	6,892	(744)	(11)
Total expenses	13,090	13,734	(644)	(5)
Income before income tax expense	$3,615	$4,060	$(445)	(11)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $2.0 million and $1.5 million, respectively, resulting in a decrease of $0.5 million to pre-tax income.

Canadian commissions and fees decreased only $0.1 million despite an unfavorable currency translation of $1.6 million as volumes increased in our electronic brokerage offering through the increased usage of our algorithms and MATCH Now.

Recurring revenues decreased primarily from lower revenue from global connections due to a change in our attribution method and from a shift in the recognition of energy research subscription revenue from corporations to the U.S. Operations segment.

Compensation and employee benefits costs declined primarily from the impact from currency translation.

Despite a small decrease in commissions and fees, transaction processing costs increased due to higher clearing and settlement charges from an increase in settlement tickets processed.

Other expenses were down due to lower consulting fees and research distribution fees paid to the U.S. Operations, as well as the impact of currency translation.

European Operations

	Three Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$29,444	$28,092	$1,352	5
Recurring	3,968	3,131	837	27
Other	162	(159)	321	202
Total revenues	33,574	31,064	2,510	8

Expenses:
Compensation and employee benefits	9,810	8,683	1,127	13
Transaction processing	7,855	6,098	1,757	29
Other expenses	8,146	7,494	652	9
Total expenses	25,811	22,275	3,536	16
Income before income tax expense	$7,763	$8,789	$(1,026)	(12)

Currency translation from a weaker British Pound during the quarter decreased European revenues and expenses by $3.4 million and $2.3 million, respectively, reducing pre-tax income by $1.1 million.

European results include the results of RFQ-hub operations since the July 30, 2014 acquisition date, adding $1.1 million in revenues, mostly recurring, and $1.4 million in expenses, primarily in compensation and employee benefits.

Our European commissions and fees grew by 5% despite an unfavorable currency translation of $2.9 million.  The growth was driven primarily by an increase in sell-side clients trading in POSIT and an increase in institutional clients using our trading algorithms.

Recurring revenues increased primarily from the new RFQ-hub revenue noted above.

Compensation and employee benefits increased due to the impact of the RFQ-hub acquisition and investments in our sales team.  We also had higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased as a result of an increase in the average daily notional value traded.  As a percentage of commissions and fees, transaction processing costs increased to 27% from 22% in the second quarter of 2014 due to the impact of a higher proportion of value traded by lower-rate sell-side clients and by an increase in the amount of trading in more expensive markets such as Spain and Italy.

Other expenses increased $0.7 million due to higher charges for global research and development costs, higher business development and increased connectivity costs, as well as the incremental costs from RFQ-hub.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$13,186	$10,527	$2,659	25
Recurring	1,475	1,542	(67)	(4)
Other	(149)	(6)	(143)	(2,383)
Total revenues	14,512	12,063	2,449	20

Expenses:
Compensation and employee benefits	5,128	5,242	(114)	(2)
Transaction processing	3,229	2,719	510	19
Other expenses	4,553	4,416	137	3
Total expenses	12,910	12,377	533	4
Income (loss) before income tax expense (benefit)	$1,602	$(314)	$1,916	610

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $1.3 million and $0.8 million, respectively, resulting in a decrease of $0.5 million to pre-tax income.

Asia Pacific commissions and fees increased 25% over the prior-year period primarily due to strong order flow by U.S. clients and local Asian clients trading into Hong Kong, Japan and Australia and the increased use of our trading algorithms and our POSIT Alert block crossing system, as well as higher commission sharing revenues from trades executed on our Triton EMS.

Recurring revenues declined by 4% primarily from lower revenue earned for global connections due to a change in our attribution method.   Other revenues decreased due to higher client accommodations and errors.

Compensation and employee benefits decreased slightly due to a reduction in salaries from lower headcount and lower retirement-related costs, offset in part by higher incentive-based compensation related to improved performance.

Transaction processing costs increased due to an increase in the average daily notional value traded. However, transaction costs declined as a percentage of commissions and fees to 24% from 26% in 2014 due primarily to a higher proportion of our trading in markets where our costs are lower, such as Hong Kong.

Other expenses increased due to higher charges for global research and development costs and higher software amortization, largely offset by a decrease from lower software maintenance costs, software license fees, and depreciation of certain assets.

Corporate

Corporate activity includes investment income from all treasury activity as well as costs not associated with operating the businesses within our regional segments.  These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.

For the second quarter of 2015, we reported a pre-tax loss from Corporate activity of $27.7 million, reflecting $0.2 million of investment income and $27.9 million of costs. The costs include a reserve in the U.S. for a probable settlement with the SEC for $20.3 million and related legal and other fees of $2.3 million.  We expect to continue to incur additional costs, primarily legal fees and expenses, which may be significant, until this matter is resolved.  For the second quarter of 2014, we incurred a pre-tax loss from Corporate activity of $5.7 million, reflecting investment income of $0.3 million and costs of $6.0 million.  Excluding the reserve and related costs, expenses declined compared to the prior-year period from lower intangible asset amortization due to the full amortization of certain assets.

Consolidated income tax expense

In the second quarter of 2015, we reported a tax expense of $1.3 million despite reporting a pre-tax loss of $8.9 million largely due to the non-deductibility of substantially all of the $20.3 million reserve for the SEC matter. Excluding the reserve and related costs from our results (see Non-GAAP Financial Measures above), the effective tax rate on our pre-tax income would have been lower than the second quarter of 2014 due in part to a favorable resolution of a U.S. state tax contingency in the second quarter of 2015. In addition, a high portion of our consolidated pre-tax income was earned in Europe, which is currently taxed at a lower rate.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$113,284	$108,823	$4,461	4
Recurring	39,458	36,334	3,124	9
Other	3,186	7,716	(4,530)	(59)
Total revenues	155,928	152,873	3,055	2

Expenses:
Compensation and employee benefits	66,675	63,793	2,882	5
Transaction processing	23,277	18,171	5,106	28
Other expenses	49,185	50,792	(1,607)	(3)
Total expenses	139,137	132,756	6,381	5
Income before income tax expense	$16,791	$20,117	$(3,326)	(17)

Commissions and fees increased 4% on a 20% increase in our average daily trading volumes that was partially offset by a 12% decrease in our average revenue per share to $0.0043 and a reduction in commissions on equity derivatives.  The average revenue per share decrease was largely attributable to an increase in the proportion of volumes executed by our lower-priced sell-side clients, which increased to 57% of total average daily volume from 50% for the first half of 2014, as well as a 20% decrease in the average rate per share from sell-side clients. The average revenue per share from buy-side clients grew 3% compared to the first half of 2014.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2015	2014	Change	% Change
Total trading volume (in billions of shares)	23.2	19.4	3.8	20
Trading volume per day (in millions of shares)	186.9	156.5	37.9	20
Average revenue per share	$0.0043	$0.0049	$0.0006	(12)
U.S. market trading days	124	124	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues increased due to higher research and analytical product subscriptions in addition to higher connectivity fees.  Connectivity fees increased primarily from an increase in revenue from global connections previously recorded in our Canadian, European and Asia Pacific operating segments as a result of a change in our attribution method, offset by connections lost due to the impact of client attrition from our OMS product.  Research subscriptions increased from higher subscription revenues from new accounts subscribing to our investment research products and an increase in market research subscriptions which included a shift in the recognition of corporate subscriptions revenue in energy research to the U.S. Operations segment from the Canadian Operations segment.

Other revenues decreased primarily due to declines in transaction advisory services revenues from our energy research team and stock loan matched book transactions.

Compensation and employee benefits increased as a result of increases in salaries, severance costs as well as higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased 28% due to an increase in volume traded, an increase in the proportion of trading by clients where liquidity was taken (which typically costs more than transactions in which clients are providing liquidity on an execution venue), more settlement tickets processed and higher costs from outsourcing the clearing of select accounts to a third party. These costs increased as a percentage of commissions and fees to 21% from 17% in the first half of 2014 due in large part to the impact of our lower average revenue per share.

Other expenses decreased $1.6 million due to a higher credit for research and development costs charged to other segments as more of these resources have been centralized in the U.S., along with lower depreciation and lower software amortization.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$29,040	$28,619	$421	1
Recurring	2,875	4,852	(1,977)	(41)
Other	3,702	3,541	161	5
Total revenues	35,617	37,012	(1,395)	(4)

Expenses:
Compensation and employee benefits	11,640	10,487	1,153	11
Transaction processing	4,670	4,627	43	1
Other expenses	11,938	13,328	(1,390)	(10)
Total expenses	28,248	28,442	(194)	(1)
Income before income tax expense	$7,369	$8,570	$(1,201)	(14)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $4.2 million and $3.0 million, respectively, resulting in a decrease of $1.2 million to pre-tax income.

Canadian commissions and fees increased $0.4 million despite an unfavorable currency translation of $3.4 million as volumes increased in our electronic brokerage offering through the increased usage of our algorithms and  MATCH Now.

Recurring revenues decreased primarily from lower revenue from global connections due to a change in our attribution method and from a shift in the recognition of energy research subscription revenue from corporations to the U.S. Operations segment.

Other revenues increased due to lower client trade accommodations.

Compensation and employee benefits costs increased due to an increase in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock, as well as higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.  This was offset by the impact of currency translation of $1.5 million, reductions in salaries from lower headcount and lower severance costs.

Transaction processing grew in line with commissions and fees, as higher charges from an increase in settlement tickets processed offset decreases in execution fees and a favorable impact from currency translation of $0.6 million.

Other expenses were down due to lower consulting fees and research distribution fees paid to the U.S. Operations, as well as the impact of currency translation.

European Operations

	Six Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$61,986	$57,813	$4,173	7
Recurring	8,106	6,304	1,802	29
Other	88	(263)	351	NA
Total revenues	70,180	63,854	6,326	10

Expenses:
Compensation and employee benefits	19,878	17,151	2,727	16
Transaction processing	15,670	12,556	3,114	25
Other expenses	15,739	14,534	1,205	8
Total expenses	51,287	44,241	7,046	16
Income before income tax expense	$18,893	$19,613	$(720)	(4)

Currency translation from a weaker British Pound decreased total European revenues and expenses by $7.2 million and $5.2 million, respectively, resulting in a decrease of $2.0 million to pre-tax income.

European results include the results of RFQ-hub operations since the July 30, 2014 acquisition date, adding $2.2 million in revenues, mostly recurring, and $2.3 million in expenses, primarily in compensation and employee benefits.

Our European commissions and fees increased 7% despite an unfavorable currency impact of $6.0 million primarily due to an increase in sell-side clients trading in POSIT and an increase in institutional clients using our trading algorithms.

Recurring revenues grew $1.8 million of which $1.7 million was from the new RFQ-hub revenue noted above.

Compensation and employee benefits increased due to the impact of the RFQ-hub acquisition and investments in our sales team.  We also had higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased as a result of an increase in the average daily notional value traded.  As a percentage of commissions and fees, transaction processing costs increased to 25% from 22% in the first half of 2014 due to the impact of a higher proportion of value traded by lower-rate sell-side clients and an increase in the amount of trading in more expensive markets such as Spain and Italy.

Other expenses increased $1.2 million due to higher charges for global research and development costs, an increase in connectivity costs and the incremental costs from RFQ-hub.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$25,476	$19,622	$5,854	30
Recurring	2,940	3,062	(122)	(4)
Other	(382)	(924)	542	59
Total revenues	28,034	21,760	6,274	29

Expenses:
Compensation and employee benefits	10,205	9,790	415	4
Transaction processing	6,143	5,251	892	17
Other expenses	8,977	8,851	126	1
Total expenses	25,325	23,892	1,433	6
Income (loss) before income tax expense (benefit)	$2,709	$(2,132)	$4,841	227

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $2.1 million and $1.4 million, respectively, resulting in a decrease of $0.7 million to pre-tax income.

Asia Pacific commissions and fees increased from the prior-year period primarily due to strong order flow by U.S. clients and local Asian clients trading into Hong Kong, Australia and Japan, and the increased use of our trading algorithms and our POSIT Alert block crossing system, as well as higher commission sharing revenues from trades executed on our Triton EMS.

Recurring revenues decreased primarily from lower revenue from global connections due to a change in our attribution method.  Other revenues improved over the prior-year period due to a decrease in client accommodations and errors.

Compensation and employee benefits increased due to higher incentive-based compensation related to improved performance, partially offset by a reduction in salaries from lower headcount and lower retirement-related costs.

Transaction processing costs increased due to an increase in the average daily notional value traded. However, transaction costs declined as a percentage of commissions and fees to 24% from 27% in 2014 primarily due to a higher proportion of our trading in markets where our costs are lower such as Hong Kong and Australia.

Other expenses increased due to higher charges for global research and development costs, higher software amortization, and recruiting fees, partially offset by lower software-related costs and depreciation.

Corporate

For the first half quarter of 2015, we reported a pre-tax loss from Corporate activity of $32.4 million, reflecting $0.4 million of investment income and $32.8 million of costs. The costs include a reserve in the U.S. for a probable settlement with the SEC for $20.3 million and related legal and other fees of $2.3 million. For the first half of 2014, we incurred a pre-tax loss from Corporate activity of $11.1 million, reflecting investment income of $0.6 million and costs of $11.7 million.  Excluding the reserve and related costs, expenses declined compared to the prior-year period as a result of lower intangible asset amortization due to the full amortization of certain assets and an increase in foreign exchange gains on intercompany activities.

Consolidated income tax expense

Our effective tax rate was 51% in the first half of 2015 compared to 24% in the first half of 2014.  The rate in 2015 increased significantly as a result of not recording a benefit on substantially all of the $20.3 million reserve for the SEC matter. Excluding the reserve and related costs from our results, the effective tax rate would be in line with the first half of 2014. Both periods have low effective rates due to the higher proportion of our pre-tax income earned in Europe, which is taxed at a lower rate. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At June 30, 2015, unrestricted cash and cash equivalents totaled $211.8 million. Included in this amount is $107.7 million of cash and cash equivalents held by subsidiaries outside the United States. Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. in 2015 by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2015, we had interest-bearing security deposits totaling $51.6 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2014, we entered into a $150 million two-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We believe that the regulatory capital levels in our U.S. broker-dealer subsidiaries at June 30, 2015 (detailed below in “Regulatory Capital”), which reflect the impact of the SEC settlement reserve, will be sufficient to meet the historical peak requirements of our U.S. business including obligations associated with the clearing and settling of trades.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.8 million to support overdraft facilities and had deposits with clearing organizations of $13.9 million at June 30, 2015. In Europe, we had a deposit with our settlement agent of $44.6 million at June 30, 2015.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2015	2014
Net income	$6,523	$26,546
Non-cash items included in net income	39,992	38,334
Effect of changes in receivables/payables from/to customers and brokers	10,031	(112,518)
Effect of changes in other working capital and operating assets and liabilities	(63,647)	18,780
Net cash used in operating activities	$(7,101)	$(28,858)

The cash flow used in operating activities during the first six months of 2015 was driven by an increase in deposits with clearing organizations, a reduction in bonus accruals from paying full-year 2014 incentive compensation in February 2015 and taxes paid, offset by an increase in accounts payable for the $20.3 million reserve for the probable settlement with the SEC.

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

Investing Activities

Net cash used in investing activities of $17.0 million includes our investments in software development projects and computer hardware and software.

Financing Activities

Net cash used by financing activities of $34.1 million primarily reflects our repurchases of ITG common stock, shares withheld for net settlements of share-based awards, our dividend payment and repayments of long-term debt.

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

During the first six months of 2015, we repurchased approximately 1.4 million shares of our common stock at a cost of $32.9 million, which was funded from our available cash. Of these shares, nearly 1.0 million were purchased under our Board of Directors’ authorization for a total cost of $24.6 million (average cost of $25.27 per share). An additional 0.4 million shares repurchased for $8.3 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards and the net settlement of director option exercises.  As of June 30, 2015, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 3.8 million.

In March 2015, we noted a change in our targeted capital returns to stockholders for 2015, providing guidance that we would base our target on free cash flow instead of net income.  For this purpose we are calculating free cash flow as net income determined under U.S. GAAP increased by non-cash stock-based compensation charges, depreciation and amortization, and reduced by capital expenditures and capitalized software. We expect our capital return activity to include a combination of increased share repurchases and our recently-announced quarterly dividend program. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

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

Net capital balances and the amounts in excess of required net capital at June 30, 2015 for the U.S. Operations are as follows (dollars in millions):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$73.1	$72.1
AlterNet	3.6	3.3
ITG Derivatives	2.0	1.0

As of June 30, 2015, ITG Inc. had $7.3 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.4 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2015, is summarized in the following table (dollars in millions):

	Net Capital	Excess
Canadian Operations
Canada	$28.6	$28.2
European Operations
Ireland	68.5	18.2
U.K.	3.5	2.7
Asia Pacific Operations
Australia	14.6	6.0
Hong Kong	30.1	13.4
Singapore	0.5	0.3

Liquidity and Capital Resource Outlook

Historically, our working capital, stock repurchase, dividend program and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of strategic acquisitions, which at times have required long-term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of our Credit Agreement.  However, our ability to borrow additional funds may be inhibited by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms.

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

As of June 30, 2015, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 17, Contingencies—Legal Matters, to the consolidated financial statements included herein.

1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.  Except for the addition of the risk factors below, there has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2014.

Our business could be adversely affected by our customers’ reaction to a settlement, or uncertainty of settlement, with the SEC.

In the second quarter of 2015, we reserved $20.3 million for the potential settlement negotiated with the Staff of the SEC Enforcement Division in connection with the SEC’s AlterNet investigation and incurred $2.3 million in legal and other related costs associated with this matter.  Our customers’ reaction to such settlement, or uncertainty around such settlement, could result in reputational and financial harm which could have a material adverse effect on the Company.

We could incur additional expenses or harm if we are unable to finalize the settlement.

If we do not reach final settlement on the SEC’s AlterNet investigation on the expected terms or if the necessary approvals do not occur, we may either enter into further discussions with the SEC to resolve such matter on different terms and conditions or we may litigate the matter.  We cannot predict the timing of any such further discussions or the terms of such alternative settlement.  If we do not reach a settlement with the SEC, or if the necessary approvals do not occur, we cannot predict the outcome of any subsequent litigation with the SEC, but such litigation could have a material adverse effect on the Company’s consolidated financial position or on the results of operations for any particular period.

We could be subject to additional actions based on the circumstances relating to the SEC’s AlterNet investigation.

Although we are not aware of any other governmental investigations or actions as of the date of this report that relate to the circumstances of the SEC’s AlterNet investigation, we could be subject to further governmental investigations or actions relating to such circumstances, and a putative class action lawsuit has been filed with respect to the Company and certain of its executives in connection with the Company’s announcement of the SEC’s AlterNet investigation matter, and other related actions could be filed.  Any further governmental investigations or actions, any private litigation, and the defense and any related settlement thereof, could have a material adverse effect on the Company’s consolidated financial position or on the results of operations for any particular period, and may result in significant ongoing expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first six months of 2015, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2015
To: January 31, 2015	108,037	$19.88	108,037	4,667,766

From: February 1, 2015
To: February 28, 2015	595,954	22.14	234,800	4,432,966

From: March 1, 2015
To: March 31, 2015	353,642	25.88	349,322	4,083,644

From: April 1, 2015
To: April 30, 2015	7,830	29.20	7,500	4,076,144

From: May 1, 2015
To: May 31, 2015	272,852	29.06	272,500	3,803,644

From: June 1, 2015
To: June 30, 2015	8,298	25.40	—	3,803,644
Total	1,346,613	$24.40	972,159

(a) This column includes the acquisition of 374,454 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first six months of 2015, we repurchased approximately 1.4 million shares of our common stock at a cost of $32.9 million, which was funded from our available cash. Of these shares, 1.0 million were purchased under our Board of Directors’ authorization for a total cost of $24.6 million (average cost of $25.27 per share). An additional 0.4 million shares repurchased for $8.3 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards and the net settlement of director option exercises.  As of June 30, 2015, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 3.8 million.

In April 2015, the Board of Directors initiated a dividend program under which we intend to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the second quarter of 2015, the Board of Directors declared and we paid a quarterly dividend of $0.07 per share totaling $2.4 million. In August 2015, the Board of Directors declared our second quarterly dividend of $0.07 per share payable on September 10, 2015 to stockholders of record on August 21, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)	EXHIBITS

10.1*	Amended and Restated Variable Compensation Stock Unit Award Program Subplan

10.2* 10.3* 31.1*	Amended and Restated Directors’ Equity Subplan Amended and Restated Directors’ Retainer Fee Subplan Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification
101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 10, 2015	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant