Form 10-Q
period 2015-09-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2015-11-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At October 20, 2015 the Registrant had 33,583,719 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, MATCH Now, POSIT, POSIT Alert, and RFQ-hub are registered trademarks of the Investment Technology Group, Inc. companies. ITG Derivatives is a trademark of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, customers’ reactions to the settlement in August 2015 with the Securities and Exchange Commission, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations, the volatility of our stock price, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to successfully integrate companies we have acquired and our ability to attract and retain talented employees.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2014, and in Item 1A of this Quarterly Report on Form 10-Q, each of which you are encouraged to read.  Our 2014 Annual Report on Form 10-K and our Quarterly Reports are also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$166,605	$275,210
Cash restricted or segregated under regulations and other	35,067	38,080
Deposits with clearing organizations	96,242	72,527
Securities owned, at fair value	7,941	12,073
Receivables from brokers, dealers and clearing organizations	1,131,187	644,614
Receivables from customers	64,095	107,935
Premises and equipment, net	52,991	60,306
Capitalized software, net	39,351	38,333
Goodwill	12,349	12,803
Intangibles, net	29,180	31,595
Income taxes receivable	923	105
Deferred taxes	33,976	37,209
Other assets	23,910	20,059
Total assets	$1,693,817	$1,350,849
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$161,252	$199,211
Short-term bank loans	65,013	78,360
Payables to brokers, dealers and clearing organizations	1,009,867	600,041
Payables to customers	50,279	11,132
Securities sold, not yet purchased, at fair value	4,851	8,253
Income taxes payable	7,729	19,772
Deferred taxes	—	703
Term debt	10,414	17,781
Total liabilities	1,309,405	935,253
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,300,885 and 52,229,962 shares issued at September 30, 2015 and December 31, 2014, respectively	523	522
Additional paid-in capital	238,379	240,135
Retained earnings	491,729	487,462
Common stock held in treasury, at cost; 18,718,888 and 18,000,756 shares at September 30, 2015 and December 31, 2014, respectively	(327,892)	(306,629)
Accumulated other comprehensive income (net of tax)	(18,327)	(5,894)
Total stockholders’ equity	384,412	415,596
Total liabilities and stockholders’ equity	$1,693,817	$1,350,849

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Commissions and fees	$89,934	$102,900	$319,720	$317,777
Recurring	26,659	26,452	80,038	77,004
Other	3,816	5,421	10,872	16,067
Total revenues	120,409	134,773	410,630	410,848

Expenses:
Compensation and employee benefits	46,305	52,408	157,612	156,305
Transaction processing	21,621	21,561	71,381	62,166
Occupancy and equipment	14,229	14,937	43,071	45,000
Telecommunications and data processing services	12,779	12,942	38,562	38,294
Other general and administrative	21,856	20,281	82,021	60,101
Interest expense	429	566	1,402	1,796
Total expenses	117,219	122,695	394,049	363,662
Income before income tax expense	3,190	12,078	16,581	47,186
Income tax expense	480	713	7,348	9,275
Net income	$2,710	$11,365	$9,233	$37,911

Income per share:
Basic	$0.08	$0.32	$0.27	$1.06
Diluted	$0.08	$0.32	$0.26	$1.04

Basic weighted average number of common shares outstanding	33,859	35,093	34,066	35,628
Diluted weighted average number of common shares outstanding	34,547	36,026	34,976	36,599

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss and Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$2,710	$11,365	$9,233	$37,911
Other comprehensive loss, net of tax:
Currency translation adjustment	(7,414)	(9,668)	(12,433)	(7,486)
Other comprehensive loss	(7,414)	(9,668)	(12,433)	(7,486)
Comprehensive (loss) income	$(4,704)	$1,697	$(3,200)	$30,425

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2015

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2015	$—	$522	$240,135	$487,462	$(306,629)	$(5,894)	$415,596

Net income	—	—	—	9,233	—	—	9,233
Other comprehensive loss	—	—	—			(12,433)	(12,433)
Issuance of common stock in connection with director stock option exercises (46,864 shares) and restricted share awards (1,043,175 shares), including a net excess tax benefit of $2.9 million	—	—	(15,162)	—	18,789	—	3,627
Issuance of common stock for the employee stock purchase plan (70,924 shares)	—	1	1,166	—	—	—	1,167
Shares withheld for net settlement of share-based awards (380,153 shares)	—	—	—	—	(8,397)	—	(8,397)
Purchase of common stock for treasury (1,432,159 shares)	—	—	—	—	(31,727)	—	(31,727)
Dividends declared on common stock	—	—	2	(4,966)	72	—	(4,892)
Share-based compensation	—	—	12,238				12,238
Balance at September 30, 2015	$—	$523	$238,379	$491,729	$(327,892)	$(18,327)	$384,412

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from Operating Activities:
Net income	$9,233	$37,911
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,324	37,889
Deferred income tax expense	3,245	1,571
Provision for doubtful accounts	587	424
Non-cash share-based compensation	12,238	11,092

Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	2,918	(625)
Deposits with clearing organizations	(23,715)	41,136
Securities owned, at fair value	3,122	(15,276)
Receivables from brokers, dealers and clearing organizations	(500,565)	172,138
Receivables from customers	42,018	431,107
Accounts payable and accrued expenses	(34,125)	11,196
Payables to brokers, dealers and clearing organizations	414,725	(297,249)
Payables to customers	42,100	(393,145)
Securities sold, not yet purchased, at fair value	(2,380)	20,776
Income taxes receivable/payable	(9,644)	(69)
Excess tax benefit from share-based payment arrangements	(2,920)	(1,065)
Other, net	(4,794)	(5,153)
Net cash (used in) provided by operating activities	(14,633)	52,658

Cash flows from Investing Activities:
Investment in unconsolidated affiliates	—	(2,669)
Acquisition of subsidiaries, net of acquired cash	—	(18,293)
Capital purchases	(5,792)	(8,239)
Capitalization of software development costs	(19,761)	(19,905)
Net cash used in investing activities	(25,553)	(49,106)

Cash flows from Financing Activities:
Repayments of long term debt	(7,367)	(9,395)
(Repayments of) proceeds from borrowing under short-term bank loans	(13,347)	16,387
Excess tax benefit from share-based payment arrangements	2,920	1,065
Common stock issued	1,911	990
Common stock repurchased	(31,727)	(36,128)
Dividends paid	(4,712)	—
Shares withheld for net settlements of share-based awards	(8,397)	(6,586)
Net cash used in financing activities	(60,719)	(33,667)

Effect of exchange rate changes on cash and cash equivalents	(7,700)	(3,321)
Net decrease in cash and cash equivalents	(108,605)	(33,436)
Cash and cash equivalents — beginning of year	275,210	261,897
Cash and cash equivalents — end of period	$166,605	$228,461

Supplemental cash flow information
Interest paid	$2,836	$2,982
Income taxes paid	$13,884	$7,579

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, Inc. (“ITG Investment Research”), a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

Accounting Standard to be Adopted in Future Period

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated balance sheets.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	—	—	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	4,791	4,791	—	—
Mutual funds	3,150	3,150	—	—
Total	$7,974	$7,974	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	4,851	4,851	—	—
Total	$4,851	$4,851	$—	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	6,965	6,965	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	8,160	8,160	—	—
Mutual funds	3,913	3,913	—	—
Total	$19,071	$19,071	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	8,253	8,253	—	—
Total	$8,253	$8,253	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange-traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from, and payables to, brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations and customers are short-term in nature, and following September 30, 2015, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at September 30, 2015 and December 31, 2014 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through September 30, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$833
Utilized—cash	(448)
Balance at September 30, 2015	$385

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through September 30, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$1,391
Utilized—cash	(309)
Balance at September 30, 2015	$1,082

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

(5) Securities Owned and Sold, Not Yet Purchased

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Corporate stocks—trading securities	$4,791	$8,160	$4,851	$8,253
Mutual funds	3,150	3,913	—	—
Total	$7,941	$12,073	$4,851	$8,253

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

During the nine months ended September 30, 2015, the Company benefitted from a net positive reduction in income tax expense of $0.7 million reflecting the resolution in June 2015 of uncertain tax positions in the U.S. for fiscal years 2006 through 2009, which reduced tax reserves by $1.5 million, offset by decreases in deferred tax assets from enacted tax law changes resulting in additional expense of $0.8 million.

The Company had reserves for tax positions taken of $12.8 million and $14.4 million at September, 30, 2015 and December 31, 2014, respectively. The Company had accrued interest expense related to tax reserves of $2.7 million and $2.9 million, net of related tax effects, at September 30, 2015 and December 31, 2014, respectively.

(7) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by our European Operations segment for the nine months ended September 30, 2015 (dollars in thousands):

Total
Balance at December 31, 2014	$12,803
2015 Activity:
Currency translation adjustment	(454)
Balance at September 30, 2015	$12,349

Acquired other intangible assets consisted of the following at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,545	$—	$8,545	$—	—
Customer-related intangibles	30,272	12,992	30,272	11,210	13.3
Proprietary software	23,558	20,592	23,558	19,959	6.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$62,764	$33,584	$62,764	$31,169

At September 30, 2015, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, compared with $0.9 million and $3.4 million in the respective prior-year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2015, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Broker-dealers	$190,689	$147,240	$71,710	$51,615
Clearing organizations	22,876	1,447	14,587	39,433
Securities borrowed	918,567	496,596	—	—
Securities loaned	—	—	923,570	508,993
Allowance for doubtful accounts	(945)	(669)	—	—
Total	$1,131,187	$644,614	$1,009,867	$600,041

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Customers	$64,687	$108,518	$50,279	$11,132
Allowance for doubtful accounts	(592)	(583)	—	—
Net	$64,095	$107,935	$50,279	$11,132

Securities Borrowed and Loaned

As of September 30, 2015, securities borrowed as part of the Company’s matched book operations with a fair value of $898.1 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest earned	$1,478	$2,763	$4,337	$13,621
Interest incurred	(884)	(1,799)	(3,009)	(9,203)
Net	$594	$964	$1,328	$4,418

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of September 30, 2015:
Deposits paid for securities borrowed	$918,567	$—	$918,567	$917,400	$1,167
Deposits received for securities loaned	(923,570)	—	(923,570)	(914,554)	(9,016)
As of December 31, 2014:
Deposits paid for securities borrowed	$496,596	$—	$496,596	$496,374	$222
Deposits received for securities loaned	(508,993)	—	(508,993)	(497,462)	(11,531)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30, 2015	December 31, 2014
Accrued research payables	$43,625	$56,736
Accrued compensation and benefits	40,530	62,271
Accrued rent	18,092	19,169
Trade payables	14,726	19,547
Deferred revenue	14,813	13,836
Deferred compensation	3,151	3,918
Accrued transaction processing	2,319	2,981
Accrued restructuring	1,467	2,224
Other	22,529	18,529
Total	$161,252	$199,211

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At September 30, 2015, there was $65.0 million outstanding under these facilities at a weighted average interest rate of approximately 1.4% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement.  On January 31, 2014, ITG Inc. as borrower, and Investment Technology Group, Inc. (“Parent Company”) as guarantor entered into a $150 million two-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. At September 30, 2015, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Term loan	$—	$2,653
Obligations under capital lease	10,414	15,128
Total	$10,414	$17,781

On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement (“Term Loan Agreement”) with Banc of America Leasing & Capital, LLC (“Bank of America”). The four-year term loan established under this agreement is secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The primary purpose of this financing was to provide capital for strategic initiatives. The four-year term loan was fully paid by the end of June 30, 2015.

Along with the Term Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. At September 30, 2015, there was $0.4 million outstanding under this facility.

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1.  At September 30, 2015, there was $10.0 million outstanding under this facility.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	September 30,
	2015	2014
Three Months Ended
Net income for basic and diluted earnings per share	$2,710	$11,365
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,859	35,093
Effect of dilutive securities	688	933
Average common shares used in diluted computation	34,547	36,026
Earnings per share:
Basic	$0.08	$0.32
Diluted	$0.08	$0.32

Nine Months Ended
Net income for basic and diluted earnings per share	$9,233	$37,911
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	34,066	35,628
Effect of dilutive securities	910	971
Average common shares used in diluted computation	34,976	36,599
Earnings per share:
Basic	$0.27	$1.06
Diluted	$0.26	$1.04

The following is a summary of anti-dilutive equity awards not included in the detailed earnings per share computations (share units in thousands).

	September 30,
	2015	2014
Three months ended	549	471
Nine months ended	203	421

(12) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the periods ended September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
September 30, 2015
Currency translation adjustment	$(18,327)	$—	$(18,327)
Total	$(18,327)	$—	$(18,327)

December 31, 2014
Currency translation adjustment	$(5,894)	$—	$(5,894)
Total	$(5,894)	$—	$(5,894)

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since there is currently no intent to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends.

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

Net capital balances and the amounts in excess of required net capital at September 30, 2015 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$69,071	$68,071
AlterNet	4,438	4,280
ITG Derivatives	1,835	835

As of September 30, 2015, ITG Inc. and ITG Derivatives had $7.3 million and $0.1 million, respectively, of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.3 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2015, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$30,011	$29,639
European Operations
Ireland	65,522	9,984
U.K.	3,383	2,566
Asia Pacific Operations
Australia	10,575	6,205
Hong Kong	30,809	19,445
Singapore	559	383

As of September 30, 2015, Canadian Operations, European Operations and Asia Pacific Operations had restricted cash with banks of $0.4 million, $0.1 million and $25.9 million, respectively.

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

•                  Analytics — includes tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, portfolio construction and optimization decisions and securities valuation

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2014 except for the change reported in Note 1, Organization and Basis of Presentation in this Form 10-Q, and described below. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction except that commissions and fees for trade executions by Canadian clients in the U.S. market are attributed to the Canadian Operations instead of the U.S. Operations. Recurring revenues are principally attributed based upon the location of the client using the respective service.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Corporate	Consolidated Total
Three Months Ended September 30, 2015
Total revenues	$66,039	$14,899	$28,899	$10,351	$221	$120,409
Income (loss) before income tax expense (benefit) (1)	752	3,595	4,830	(411)	(5,576)	3,190
Identifiable assets	1,263,395	99,413	267,863	63,146	—	1,693,817
Three Months Ended September 30, 2014
Total revenues	$72,315	17,830	31,635	12,535	458	$134,773
Income (loss) before income tax expense (benefit)	6,164	3,244	7,843	280	(5,453)	12,078
Identifiable assets	978,246	110,224	346,326	70,445	—	1,505,241
Nine Months Ended September 30, 2015
Total revenues	$221,967	$50,516	$99,079	$38,385	$683	$410,630
Income (loss) before income tax expense (benefit) (1)	17,543	10,964	23,723	2,298	(37,947)	16,581
Nine Months Ended September 30, 2014
Total revenues	$225,188	54,842	95,489	$34,295	$1,034	$410,848
Income (loss) before income tax expense (benefit)	26,281	11,814	27,456	(1,852)	(16,513)	47,186

(1)         In August 2015, the Company reached a final settlement with the SEC to pay an aggregate amount of $20.3 million.  In the third quarter of 2015, the Company incurred $2.6 million in legal and related costs to finalize the settlement order. In the second quarter of 2015, the Company reserved $20.3 million for the settlement and incurred $2.3 million in legal and other related costs associated with this matter.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues by Product Group:
Electronic Brokerage	$59,418	$68,663	$214,920	$214,740
Research, Sales and Trading	26,316	30,470	89,208	90,026
Platforms	22,837	23,570	71,460	70,636
Analytics	11,617	11,612	34,359	34,413
Corporate	221	458	683	1,033
Total Revenues	$120,409	$134,773	$410,630	$410,848

(15)                          Dividend Program

In April 2015, the Company’s Board of Directors initiated a dividend program under which the Company intends to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the second quarter of 2015, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.4 million. During the third quarter of 2015, the Board of Directors declared and the Company paid its second quarterly dividend of $0.07 per share totaling $2.6 million.

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

(17)  Contingencies — Legal Matters

The Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business, except (1) putative class action lawsuits have been filed with respect to the Company and certain of its current and former executives in connection with the Company’s announcement of the SEC matter described in the following paragraph (and other related actions could be filed) and (2) the Company’s former President and Chief Executive Officer served a Demand for Arbitration upon the Company in connection with the August 2015 termination of his employment. As previously disclosed, the Company’s broker-dealer subsidiaries are involved in ongoing investigations and other proceedings by government agencies and self-regulatory organizations regarding their businesses. Such claims, lawsuits, investigations and other proceedings may result in judgments, settlements, fines, penalties, injunctions or other relief.

On August 12, 2015, the Company reached a final settlement with the staff of the Division of Enforcement of the SEC in connection with the SEC’s investigation into a proprietary trading pilot operated within AlterNet for sixteen months in 2010 through mid-2011. The investigation was focused on customer disclosures, Form ATS regulatory filings and customer information controls relating to the pilot’s trading activity, which included (a) crossing against sell-side clients in POSIT and (b) violations of Company policy and procedures by a former employee.  These violations principally involved information breaches for a period of several months in 2010 regarding sell-side parent orders flowing into ITG’s algorithms and executions by all customers in non-POSIT markets that were not otherwise available to ITG clients.  According to the terms of the settlement, the Company paid an aggregate amount of $20.3 million, representing a civil penalty of $18 million, disgorgement of approximately $2.1 million in trading revenues and prejudgment interest of approximately $250,000. The $20.3 million settlement amount was reserved in the second quarter of 2015. During the three and nine months ended September 30, 2015, the Company incurred legal and other costs related to this matter of $2.6 million, and $4.9 million, respectively.

In connection with the announcement of the SEC investigation, two putative class action lawsuits were filed with respect to the Company and certain of its current and former executives.  One lawsuit, captioned Shah v. Investment Technology Group, Inc. et al., was filed on August 5, 2015, in the United States District Court for the Central District of California (the “CDCA”), while the other, Bernacchi v. Investment Technology Group, Inc. et al., was filed on August 12, 2015, in the United States District Court for the Southern District of New York (the “SDNY”).  The complaints allege, among other things, that the defendants made material misrepresentations or omitted to disclose material facts concerning, among other subjects, the matters that were the subject of the SEC settlement regarding AlterNet, and the SEC investigation that led to the SEC settlement.  The complaints seek an unspecified amount of damages under the federal securities laws.  In October 2015, the Shah action was transferred to the SDNY, where it is anticipated it will be consolidated with the Bernacchi action.  The Company cannot predict the outcome of these actions, but intends to defend them vigorously.

In October 2015, the Company’s former President and Chief Executive Officer (the “Former CEO”) filed a Demand for Arbitration before the American Arbitration Association against the Company.  The Former CEO’s statement of claim alleges that the Company breached his employment agreement with the Company by terminating his employment for “cause”, and further alleges that the Company defamed him.  The statement of claim seeks an award of damages and equity valued in the arbitration demand at $8.0 million, plus an additional $5.0 million in actual and punitive damages with respect to the defamation claim.  The Company cannot predict the outcome of the arbitration, but intends to defend it vigorously.

The Company is unable to provide a reasonable estimate of any potential liability for ongoing investigations, lawsuits or other proceedings given the stage of such proceedings.  The Company believes, based on information currently available, that the outcome of ongoing investigations, lawsuits or other proceedings, individually or in the aggregate, will not likely have a material adverse effect on its consolidated financial position.  In light of the inherent uncertainties of such proceedings, an adverse outcome of one or more of such proceedings may have a material impact on the results of operations for any particular period.

(18)  Subsequent Event

In November 2015, the Company entered into a definitive agreement to sell the Calgary-based energy unit of ITG Investment Research to Warburg Pincus for a purchase price of approximately $120.5 million in cash.  Subject to customary conditions and approvals, the transaction is expected to close by the end of 2015.  The Company will continue to provide energy research to its institutional clients, serving as the exclusive sales partner for institutional investors. The Company expects to recognize a gain of between $90 million and $95 million after taxes from this transaction.  The transaction is expected to increase the Company’s tangible book value by between $2.85 and $3.00 per share.

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

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and alternative trading systems whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications in addition to commission sharing arrangements for our ITG Single Ticket Clearing Service and our ITG RFQ-hub request-for-quote service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell-side to receive orders from, and send indications of interest to, the buy-side and for the sell-side to receive requests-for-quotes through ITG RFQ-hub, (ii) subscription revenue generated from providing research, (iii) software and analytical products and services and (iv) maintenance and customer technical support for our OMS.

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

Reconciliations of adjusted expenses and adjusted net income to expenses and net income and related per share amounts as determined in accordance with U.S. GAAP for the three months and nine months ended September 30, 2015 are provided below (dollars in thousands except per share amounts).

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total revenues	$120,409	$410,630

Total expenses	117,219	394,049
Less:
SEC settlement and related costs (1)	(2,551)	(25,198)
Adjusted expenses	114,668	368,851

Income before income tax expense	3,190	16,581
Effect of adjustments	2,551	25,198
Adjusted pre-tax income	5,741	41,779

Income tax expense	480	7,348
Tax effect of adjustments (1)	1,080	2,157
Adjusted income tax expense	1,560	9,505

Net income	2,710	9,233
Net effect of adjustments	1,471	23,041
Adjusted net income	$4,181	$32,274

Diluted earnings per share	$0.08	$0.26
Net effect of adjustments	0.04	0.66
Adjusted diluted earnings per share	$0.12	$0.92

(1)         In August 2015, the Company reached a final settlement with the SEC to pay $20.3 million.  In the third quarter of 2015, the Company incurred $2.6 million in legal and related costs to finalize the settlement order. In the second quarter of 2015, the Company reserved $20.3 million for the settlement and incurred $2.3 million in legal and other related costs associated with this matter.

Executive Summary for the Quarter Ended September 30, 2015

Consolidated Overview

Our third quarter results reflect the significant negative impact on our business from the settlement with the SEC in August regarding a proprietary trading pilot operated in 2010 and 2011 (the “SEC Settlement”).  Immediately following the preliminary announcement of the SEC Settlement in late July, we experienced a sharp drop in trading activity from higher-rate, buy-side clients that either suspended or significantly reduced the amount of trade flow sent to ITG. Management has worked actively to reassure clients of the integrity of our business through face-to-face meetings that have resulted in many clients resuming their trading with ITG. However, the full restoration of our business remains a work in progress. Our third quarter results were also negatively impacted by the outage of our primary data center in the U.S. in late August. To the extent we are successful in recovering from our insurance carrier the lost profits from this outage, we will record a subsequent gain.

On a U.S. GAAP basis, we earned net income of $2.7 million, or $0.08 per diluted share in the third quarter of 2015.  Our U.S. GAAP results for the quarter include additional legal and other costs related to the SEC Settlement of $2.6 million.  Adjusted net income (see Non-GAAP Financial Measures) for the quarter fell to $4.2 million, or $0.12 per diluted share from $11.4 million, or

$0.32 per diluted share for the third quarter of 2014, due to an 11% reduction in revenues.  Expenses of $117.2 million were 4% lower than the third quarter of 2014 and adjusted expenses (see Non-GAAP Financial Measures) of $114.7 million, excluding the legal and other costs related to the SEC Settlement, decreased 7% from the third quarter of 2014. The reduction in expenses was largely driven by lower compensation costs from compensation reversals associated with the management changes announced in August, mark-to-market adjustments on stock awards to Canadian employees that will be settled in cash and lower revenues and profitability. To the extent revenues remain at lower levels in the fourth quarter of 2015, we do not expect compensation adjustments to be as significant due to the fact that we had higher levels of compensation accrued at the end of the second quarter and we need to maintain competitive compensation levels in order to retain our staff during this challenging period. Costs were also lower as compared to the third quarter of 2014 due to the exchange rate impact from the stronger U.S. Dollar.

Segment Discussions

Regional segment results exclude the impact of corporate activity.  Corporate activity reduced third quarter net income by $3.3 million on a U.S. GAAP basis and $1.8 million on an adjusted basis excluding the legal and other costs related to the SEC Settlement.

Our U.S. average daily volume was 151.9 million shares, up 4% compared to the third quarter of 2014.  This trailed the growth in U.S. consolidated daily market volume (which was 29% higher than the third quarter of 2014) due to the business impact of the SEC Settlement and the impact of our primary data center outage. While our volumes were still higher than the third quarter of last year, a much larger portion was from sell-side accounts due to our efforts to grow this business and the fact that there was less of a business impact on these accounts following the SEC Settlement. Sell-side trading volume increased to 62% of overall volume, compared to 56% in the third quarter of 2014, diluting our overall revenue capture rate per share to $0.0040 compared to $0.0046 in the third quarter of 2014.

In Canada, our business was stable despite the negative impact of the SEC Settlement due in part to the growth in market-wide volumes, which were up 10% compared to the third quarter of 2014. While our commissions and fees were down 17% in U.S. dollar terms versus the third quarter of 2014, they were flat in local currency terms. Our dark pool, MATCH Now, continued to perform well with volumes up more than 50% over the third quarter of 2014.

The growth in our value traded in Europe in the third quarter as compared to the third quarter of 2014 was in line with the growth in market-wide value traded, however like the U.S., a much greater portion was from sell-side accounts. This change in mix was due to lower trading activity following the preliminary announcement of the SEC Settlement from certain global buy-side accounts and to our efforts to grow our business with sell-side accounts. This higher concentration of sell-side business diluted our average commission rate, lowering commissions and fees by 11% compared to the third quarter of 2014. While the costs to process the additional sell-side value traded at lower commission rates reduced our pre-tax margin as compared to the third quarter of 2014, the additional value traded by sell-side accounts produces incremental profitability, uses excess capacity and grows the liquidity in POSIT.

In the Asia-Pacific region, our commissions and fees declined 20% due to lower trading activity following the preliminary announcement of the SEC Settlement from certain global buy-side accounts. The sharp reduction in commissions and fees ended our run of four consecutive quarters of profitability in the region.

Capital Resource Allocation

During the third quarter of 2015, we repurchased 460,000 shares for $7.2 million and declared and paid our second cash dividend of $2.4 million, or $0.07 per share. Towards the end of the first quarter, we announced a change in our targeted capital returns to stockholders for 2015, providing guidance that we would base our target on free cash flow instead of net income.  For this purpose, we are calculating free cash flow as net income as determined under U.S. GAAP increased by non-cash stock-based compensation charges, depreciation and amortization, and reduced by capital expenditures and capitalized software. On a year-to-date basis, our total return of capital to stockholders (including both share repurchases and cash dividends) totaled $36.4 million, $7.2 million more than our free cash flow. We may elect to conduct future share repurchases through open market purchases, private transactions and/or automatic share repurchase programs under SEC Rule 10b5-1.

Results of Operations — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$45,098	$50,429	$(5,331)	(11)
Recurring	19,547	18,707	840	4
Other	1,394	3,179	(1,785)	(56)
Total revenues	66,039	72,315	(6,276)	(9)

Expenses:
Compensation and employee benefits	30,934	31,203	(269)	(1)
Transaction processing	10,513	9,830	683	7
Other expenses	23,840	25,118	(1,278)	(5)
Total expenses	65,287	66,151	(864)	(1)
Income before income tax expense	$752	$6,164	$(5,412)	(88)

Commissions and fees were down 11% compared to the three months ended September 30, 2014, due in part to a 13% decline in our average revenue per share and a reduction in commissions on equity derivatives, partially offset by a 4% increase in our average daily trading volumes.  The increase in average daily volume was entirely attributable to the growth in volume from sell-side clients as the average daily volume from buy-side clients declined by 12% due to the impact of the SEC Settlement. Immediately following the preliminary announcement of the SEC Settlement in late July, we experienced a sharp drop in trading activity from higher-rate, buy-side clients that either suspended or significantly reduced the amount of trade flow sent to ITG. The proportion of average daily volume from sell-side clients increased to 62% from 56% in the third quarter 2014, driving the reduction in our overall average revenue per share. Commission revenues in the third quarter of 2015 were also negatively impacted by our primary data center outage in the U.S. in late August.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2015	2014	Change	% Change
Total trading volume (in billions of shares)	9.7	9.4	0.3	4
Trading volume per day (in millions of shares)	151.9	146.7	5.2	4
Average revenue per share	$0.0040	$0.0046	$(0.0006)	(13)
U.S. market trading days	64	64	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues increased due to higher research subscriptions in addition to higher connectivity fees.  Connectivity fees increased primarily from an increase in revenue from global connections previously recorded in our Canadian and Asia Pacific operating segments, as a result of a change in our attribution method, and an increase in revenue from connections delivered out of the ITG Position Manager solution. These increases in connectivity revenue were partially offset by connections lost due to the impact of client attrition from our OMS product. Research subscriptions increased from higher subscription revenues from new accounts subscribing to our investment research products and a shift in the recognition of corporate subscriptions revenue in energy research to the U.S. Operations segment from the Canadian Operations segment, partially offset by the impact of the discontinuation of our healthcare market research business in May 2015.

Other revenues decreased primarily due to a decline in revenues generated from our transaction advisory services provided by our energy research team and lower net revenue earned on stock loan matched book transactions.

Compensation and employee benefits were relatively flat compared to the prior year period despite the revenue reduction, reflecting, in part, our need to retain staff during this challenging period.

Transaction processing costs increased 7% due to an increase in volume traded, an increase in the proportion of trading by clients where liquidity was taken (which typically costs more than transactions in which clients are providing liquidity on an execution venue), more settlement tickets processed and higher costs from outsourcing the clearing of select accounts to a third-party clearing provider.  Transaction processing costs increased as a percentage of commissions and fees to 23.3% from 19.5% in the third quarter of 2014 due in large part to the impact of our lower average revenue per share.

Other expenses decreased $1.3 million resulting from lower legal fees, lower data costs from the discontinuation of our healthcare market research business and lower software amortization.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$11,236	$13,490	$(2,254)	(17)
Recurring	1,373	2,352	(979)	(42)
Other	2,290	1,988	302	15
Total revenues	14,899	17,830	(2,931)	(16)

Expenses:
Compensation and employee benefits	3,324	5,369	(2,045)	(38)
Transaction processing	2,127	2,535	(408)	(16)
Other expenses	5,853	6,682	(829)	(12)
Total expenses	11,304	14,586	(3,282)	(23)
Income before income tax expense	$3,595	$3,244	$351	11

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $3.0 million and $2.0 million, respectively, resulting in a decrease of $1.0 million to pre-tax income.

Canadian commissions and fees decreased $2.3 million due to the impact of an unfavorable currency translation. Average daily volumes continued to increase in our electronic brokerage offering through the increased usage of our algorithms and MATCH Now offsetting the impact of lower commission rates.  MATCH Now’s volume increased by more than 50% over the third quarter 2014.

Recurring revenues decreased primarily from lower revenue from global connections due to a change in our attribution method and from a shift in the recognition of energy research subscription revenue from corporations to the U.S. Operations segment.

Other revenue increased due to higher principal trading gains on inter-listed arbitrage trading.

Compensation and employee benefits costs declined primarily from the impact of lower stock-based compensation. The reduction in stock-based compensation resulted from mark-to-market adjustments on awards settled in cash following the reduction in our stock price and from the reversal of expense on cancelled awards due to executive attrition. Currency translation also contributed to the decline.

Transaction processing costs decreased 16% due to reduced client trading activity outside of MATCH Now.

Other expenses were down primarily from the impact of currency translation and as a result of lower travel and entertainment costs, consulting fees and research distribution fees paid to the U.S. Operations.

European Operations

	Three Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$24,882	$28,017	$(3,135)	(11)
Recurring	4,143	3,771	372	10
Other	(126)	(153)	27	18
Total revenues	28,899	31,635	(2,736)	(9)

Expenses:
Compensation and employee benefits	8,615	9,470	(855)	(9)
Transaction processing	6,945	6,405	540	8
Other expenses	8,509	7,917	592	7
Total expenses	24,069	23,792	277	1
Income before income tax expense	$4,830	$7,843	$(3,013)	(38)

Currency translation from a weaker British Pound during the quarter decreased European revenues and expenses by $2.3 million and $1.9 million, respectively, reducing pre-tax income by $0.4 million.

Our European commissions and fees fell $3.1 million or 11%, including an unfavorable currency translation of $1.9 million, due largely to a decline in trading from certain global buy-side clients following the preliminary announcement of the SEC Settlement in late July.  Our total value traded during the quarter was in line with the 26% increase in market-wide trading due to our efforts to grow our business with sell-side clients; however this increase in value traded comes at a much lower commission rate. The additional value traded by sell-side accounts produces incremental profitability, uses excess capacity and grows the liquidity in POSIT.

Recurring revenues increased primarily from a full period of ITG RFQ-hub revenue as compared to only two months in the third quarter of 2014 as well as an increase in subscription revenue from our analytics business.

Compensation and benefits decreased $0.9 million primarily due to lower incentive compensation, partially offset by higher salaries from a full period of ITG RFQ-hub and investments in our sales team, and higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased as a result of an increase in the average daily notional value traded.  As a percentage of commissions and fees, transaction processing costs increased to 27.9% from 22.9% in the third quarter of 2014 due to the impact of a higher proportion of value traded by lower-rate, sell-side clients.

Other expenses increased due to higher business development and increased customer connectivity costs, a full period of costs from ITG RFQ-hub, additional recruiting fees and increased travel costs to support our sales efforts.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$8,718	$10,964	$(2,246)	(20)
Recurring	1,596	1,622	(26)	(2)
Other	37	(51)	88	173
Total revenues	10,351	12,535	(2,184)	(17)

Expenses:
Compensation and employee benefits	4,207	5,165	(958)	(19)
Transaction processing	2,036	2,791	(755)	(27)
Other expenses	4,519	4,299	220	5
Total expenses	10,762	12,255	(1,493)	12
Income (loss) before income tax expense (benefit)	$(411)	$280	$(691)	(247)

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $1.5 million and $0.8 million, respectively, resulting in an increase of $0.7 million to pre-tax loss.

Asia Pacific commissions and fees decreased $2.2 million of which $1.3 million was due to the effect of the unfavorable currency translation.  Despite an increase in market-wide value traded in the region as compared to the third quarter of 2014, we saw reduced levels of value traded following the preliminary announcement of the SEC Settlement from certain global buy-side accounts.

Recurring revenues declined by 2%, primarily from lower revenue earned from global connections due to a change in our attribution method.  Other revenues increased due to lower client accommodations and errors.

Compensation and employee benefits decreased 19% due to a reduction in salaries from lower headcount and a reduction in incentive compensation from lower revenues.

Transaction processing costs decreased due to the decrease in average daily notional value traded. However, transaction costs declined as a percentage of commissions and fees to 23.3% from 25.4% in 2014 due primarily to a higher proportion of our trading in markets where our costs are lower.

Other expenses increased primarily because of the higher charges for global research and development costs, higher software amortization and consulting expenses.

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

For the third quarter of 2015, we reported a pre-tax loss from Corporate activity of $5.6 million, reflecting $0.2 million of investment income and $5.8 million of costs. The costs include certain non-operating expenses from legal and other fees in the U.S. of $2.6 million related to finalizing the SEC Settlement.  In the third quarter of 2014, we incurred a pre-tax loss from Corporate activity of $5.4 million, reflecting investment income of $0.5 million and costs of $5.9 million.  Excluding the non-operating expenses and related costs in the third quarter of 2015, expenses declined compared to the prior-year period from lower intangible asset amortization due to the full amortization of certain assets and a $2.1 million reversal in stock-based compensation and incentive compensation associated with the management changes announced in August, offset by higher recruiting costs related to our search for a permanent Chief Executive Officer.

Consolidated income tax expense

The effective tax rate on our pre-tax income was 15% in the third quarter of 2015 compared to 5.9% of our pre-tax income in the third quarter of 2014.  The low effective rate in the third quarter of 2015 was due to a high portion of our consolidated pre-tax income earned in Europe, which is taxed at a lower rate.  The low rate in the third quarter of 2014 primarily reflects a $2.4 million tax benefit recorded for the net impact of settling multi-year tax return positions and establishing additional reserves for other tax positions.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$158,382	$159,252	$(870)	(1)
Recurring	59,005	55,041	3,964	7
Other	4,580	10,895	(6,315)	(58)
Total revenues	221,967	225,188	(3,221)	(1)

Expenses:
Compensation and employee benefits	97,609	94,996	2,613	3
Transaction processing	33,790	28,001	5,789	21
Other expenses	73,025	75,910	(2,885)	(4)
Total expenses	204,424	198,907	5,517	3
Income before income tax expense	$17,543	$26,281	$(8,738)	(33)

Commissions and fees decreased 1% compared to the prior-year period primarily due to a reduction in commissions on equity derivatives as a 14% increase in our average daily trading volume was mostly offset by a 13% decrease in our average revenue per share.  The average revenue per share decrease was largely attributable to an increase in the proportion of volumes executed by our lower-priced, sell-side clients, which increased to 59% of total average daily volume from 52% for the 2014 period, coupled with a 14% decline in average sell-side rate per share. Although the average rate per share from buy-side clients remained steady with the same period in 2014, we had a number of buy-side clients suspend or reduce trading with us following the preliminary announcement of the SEC Settlement in late July.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2015	2014	Change	% Change
Total trading volume (in billions of shares)	32.9	28.8	4.1	14
Trading volume per day (in millions of shares)	174.9	153.2	21.7	14
Average revenue per share	$0.0042	$0.0048	$(0.0006)	(13)
U.S. market trading days	188	188	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues increased due to higher research subscriptions in addition to higher connectivity fees.  Connectivity fees increased primarily from an increase in revenue from global connections previously recorded in our Canadian and Asia Pacific operating segments, as a result of a change in our attribution method, and an increase in revenue from connections delivered out of the ITG Position Manager solution. These increases in connectivity revenue were partially offset by connections lost due to the impact of client attrition from our OMS product.  Research subscriptions increased from higher subscription revenues from new accounts subscribing to our investment research products and an increase in market research subscriptions which included a shift in the recognition of corporate subscriptions revenue in energy research to the U.S. Operations segment from the Canadian Operations segment, partially offset by the impact of the discontinuation of our healthcare market research business in May 2015.

Other revenues decreased primarily due to declines in transaction advisory services revenues from our energy research team and lower net revenue earned from stock loan matched book transactions.

Compensation and employee benefits increased as a result of increases in salaries and severance costs, as well as from higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased 21% due to an increase in volume traded, an increase in the proportion of trading by clients where liquidity was taken (which typically costs more than transactions in which clients are providing liquidity on an execution venue), more settlement tickets processed and higher costs from outsourcing the clearing of select accounts to a third party. These costs increased as a percentage of commissions and fees to 21.3% from 17.6% for the nine months 2014, due in large part to the impact of our lower average revenue per share.

Other expenses decreased $2.9 million due to a higher credit for research and development costs charged to other segments as more of these resources have been centralized in the U.S., along with lower depreciation and lower software amortization.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$40,276	$42,109	$(1,833)	(4)
Recurring	4,248	7,204	(2,956)	(41)
Other	5,992	5,529	463	8
Total revenues	50,516	54,842	(4,326)	(8)

Expenses:
Compensation and employee benefits	14,964	15,856	(892)	(6)
Transaction processing	6,797	7,162	(365)	(5)
Other expenses	17,791	20,010	(2,219)	(11)
Total expenses	39,552	43,028	(3,476)	(8)
Income before income tax expense	$10,964	$11,814	$(850)	(7)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $7.6 million and $5.2 million, respectively, resulting in a decrease of $2.4 million to pre-tax income.

Canadian commissions and fees declined $1.8 million largely due to a $6.1 million unfavorable currency translation.  Our volumes continued to increase in our electronic brokerage offering through the increased usage of our algorithms and MATCH Now offsetting the impact of lower commission rates.

Recurring revenues decreased primarily from lower revenue from global connections due to a change in our attribution method and from a shift in the recognition of energy research subscription revenue from corporations to the U.S. Operations segment.

Other revenues increased due to higher principal trading gains on inter-listed arbitrage trading.

Compensation and employee benefits costs decreased due to currency translation. The reduction in share-based compensation related to legacy awards to Canadian employees, which fluctuates based on the changes in the market price of our stock, was offset by higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing decreased due to the favorable impact from currency translation of $1.0 million. In local currency terms these costs grew in line with commissions and fees and represented 17% of commissions and fees in both periods.

Other expenses were down due to lower facilities costs, consulting fees and research distribution fees paid to the U.S. Operations, as well as the impact of currency translation slightly offset by higher market data costs.

European Operations

	Nine Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$86,868	$85,830	$1,038	1
Recurring	12,249	10,075	2,174	22
Other	(38)	(416)	378	91
Total revenues	99,079	95,489	3,590	4

Expenses:
Compensation and employee benefits	28,493	26,621	1,872	7
Transaction processing	22,615	18,961	3,654	19
Other expenses	24,248	22,451	1,797	8
Total expenses	75,356	68,033	7,323	11
Income before income tax expense	$23,723	$27,456	$(3,733)	(14)

Currency translation from a weaker British Pound decreased total European revenues and expenses by $8.9 million and $6.8 million, respectively, resulting in a decrease of $2.1 million to pre-tax income.

European results include the results of ITG RFQ-hub for the full period in 2015 versus two months in the 2014 period following the July 30, 2014 acquisition date, adding an additional $2.4 million in revenues, mostly recurring, and an additional $2.4 million in expenses, primarily in compensation and employee benefits.

Our European commissions and fees increased 1% despite an unfavorable currency impact of $7.8 million primarily due to an increase in sell-side clients trading in POSIT and an increase in institutional clients using our trading algorithms.

Recurring revenues grew $2.2 million with higher subscription and maintenance fees generated from our ITG RFQ-hub platform, which only had two months of recurring revenue in the third quarter of 2014. Other revenues improved by $0.4 million compared to the same period last year due to a lower impact of trade errors and client accommodations.

Compensation and employee benefits increased due to the impact of the RFQ-hub acquisition and investments in our sales team.  We also had higher deferred stock-based compensation associated with awards granted for the 2014 and 2013 fiscal years.

Transaction processing costs increased as a result of an increase in the average daily notional value traded.  As a percentage of commissions and fees, transaction processing costs increased to 26.0% from 22.1% in 2014 due to the impact of a higher proportion of value traded by lower-rate, sell-side clients.

Other expenses increased $1.8 million due to higher charges for global research and development costs, an increase in connectivity costs and the incremental costs from ITG RFQ-hub.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$34,194	$30,586	$3,608	12
Recurring	4,536	4,684	(148)	(3)
Other	(345)	(975)	630	65
Total revenues	38,385	34,295	4,090	12

Expenses:
Compensation and employee benefits	14,412	14,955	(543)	(4)
Transaction processing	8,179	8,042	137	2
Other expenses	13,496	13,150	346	3
Total expenses	36,087	36,147	(60)	—
Income (loss) before income tax expense (benefit)	$2,298	$(1,852)	$4,150	224

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $4.1 million and $2.1 million, respectively, resulting in a decrease of $2.0 million to pre-tax income.

Asia Pacific commissions and fees increased from the prior-year period primarily due to strong order flow by U.S. clients and local Asian clients trading into Hong Kong, Australia and Japan, and the increased use of our trading algorithms and our POSIT Alert block crossing system.

Recurring revenues decreased primarily from lower revenue from global connections due to a change in our attribution method. Other revenues improved over the prior-year period due to a decrease in client accommodations and errors.

Compensation and employee benefits decreased due to lower headcount, lower retirement-related costs and favorable currency translation, partially offset by higher incentive-based compensation related to improved performance.

Transaction processing costs increased due to an increase in the average daily notional value traded although these costs declined as a percentage of commissions and fees to 23.9% from 26.3% in 2014 primarily due to a higher proportion of our trading in markets where our costs are lower.

Other expenses increased due to higher charges for global research and development costs, higher software amortization, and recruiting fees, partially offset by lower depreciation.

Corporate

For the nine months of 2015, we reported a pre-tax loss from Corporate activity of $37.9 million, reflecting $0.7 million of investment income and $38.6 million of costs. These costs include, in the U.S., the SEC Settlement for $20.3 million and related legal and other fees of $4.9 million. For the nine months of 2014, we incurred a pre-tax loss from Corporate activity of $16.5 million, reflecting investment income of $1.0 million and costs of $17.5 million.  Excluding the costs and fees related to the SEC Settlement, expenses declined compared to the prior-year period as a result of lower intangible asset amortization due to the full amortization of certain assets, and a $2.1 million reversal in stock-based compensation and incentive compensation associated with the management changes announced in August, partially offset by increases in foreign exchange gains on intercompany activities and recruiting costs related to our search for a permanent Chief Executive Officer.

Consolidated income tax expense

Our effective tax rate was 44.3% for the first nine months of 2015 compared to 19.7% for the first nine months of 2014.  The rate in 2015 increased significantly as a result of not recording a benefit on substantially all of the $20.3 million cost for the SEC Settlement. Excluding the impact of the reserve and related costs from our results, the effective tax rate was still higher than the first nine months of 2014 due to the impact of $2.7 million in tax benefits recorded in the 2014 period for the net impact of settling multi-year tax return positions and establishing additional reserves for other tax positions.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At September 30, 2015, unrestricted cash and cash equivalents totaled $166.6 million. Included in this amount is $89.3 million of cash and cash equivalents held by subsidiaries outside the United States. Due to our current capital structure, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. for the remainder of 2015 by way of dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2015, we had interest-bearing security deposits totaling $47.4 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In

January 2014, we entered into a $150 million two-year revolving credit agreement with a syndicate of banks and JP Morgan Chase Bank, N.A. as administrative agent to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements.

We believe that the regulatory capital levels in our U.S. broker-dealer subsidiaries at September 30, 2015 (detailed below in “Regulatory Capital”), will be sufficient to meet the historical peak requirements of our U.S. business including obligations associated with the clearing and settling of trades.

We self-clear equity trades in Hong Kong and Australia and maintain restricted cash deposits of $25.9 million to support overdraft facilities and had deposits with clearing organizations of $5.8 million at September 30, 2015. In Europe, we had a deposit with our settlement agent of $43.0 million at September 30, 2015.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net income	$9,233	$37,911
Non-cash items included in net income	49,394	52,417
Effect of changes in receivables/payables from/to customers and brokers	(1,722)	(87,149)
Effect of changes in other working capital and operating assets and liabilities	(71,538)	49,479
Net cash used in operating activities	$(14,633)	$52,658

The cash flow used in operating activities during the first nine months of 2015 was driven by an increase in deposits held at clearing organizations, a reduction in bonus accruals from paying full-year 2014 incentive compensation in February 2015, lower payables for soft dollar credits and taxes paid.

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

Investing Activities

Net cash used in investing activities of $25.6 million includes our investments in software development projects and computer hardware and software.

Financing Activities

Net cash used in financing activities of $60.7 million primarily reflects our repurchases of ITG common stock, shares withheld for net settlements of share-based awards, our dividend payments and repayments of short and long-term debt.

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

During the first nine months of 2015, we repurchased approximately 1.8 million shares of our common stock at a cost of $40.1 million, which was funded from our available cash.  Of these shares, 1.4 million were purchased under our Board of Directors’ authorization for a total cost of $31.7 million (average cost of $22.15 per share). An additional 0.4 million shares repurchased for $8.4 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards and the net settlement of director option exercises.  As of September 30, 2015, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 3.3 million.

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

Net capital balances and the amounts in excess of required net capital at September 30, 2015 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$69,071	$68,071
AlterNet	4,438	4,280
ITG Derivatives	1,835	835

As of September 30, 2015, ITG Inc. had $7.3 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $1.3 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2015, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$30,011	$29,639
European Operations
Ireland	65,522	9,984
U.K.	3,383	2,566
Asia Pacific Operations
Australia	10,575	6,205
Hong Kong	30,809	19,445
Singapore	559	383

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

As of September 30, 2015, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2014.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated balance sheets.

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

Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.  Except for the addition of the risk factors below, there has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2014.

Our business has been and may continue to  be adversely affected by our customers’ reaction to our SEC Settlement.

In the first nine months of 2015, we paid $20.3 million to settle the SEC’s AlterNet investigation and incurred $4.9 million in legal and other related costs associated with this matter.  As further disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, our third quarter results reflect the significant negative impact on our business from the SEC Settlement. Our customers’ reaction to the settlement has resulted in and may continue to result in reputational and financial harm, which could have a material adverse effect on the Company.

We could be subject to additional actions based on the circumstances relating to the SEC’s AlterNet investigation.

Although we are not aware of any other governmental investigations or actions as of the date of this report that relate to the circumstances of the SEC’s AlterNet investigation other than those described below, we could be subject to further governmental investigations or actions relating to such circumstances. Two putative class action lawsuits have been filed with respect to the Company and certain of its current and former executives in connection with the Company’s announcement of the SEC’s AlterNet investigation matter, and other related actions could be filed, and our former Chief Executive Officer has filed a Demand for Arbitration before the American Arbitration Association against the Company.  The statement of claim seeks an award of damages and equity valued in the arbitration demand at approximately $13.0 million, $5.0 million of which are punitive damages.  Any further governmental investigations or actions, any private litigation, and the defense and any related settlement thereof, could have a material adverse effect on the Company’s consolidated financial position or on the results of operations for any particular period, and may result in significant ongoing expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first nine months of 2015, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2015
To: January 31, 2015	108,037	$19.88	108,037	4,667,766

From: February 1, 2015
To: February 28, 2015	595,954	22.14	234,800	4,432,966

From: March 1, 2015
To: March 31, 2015	353,642	25.88	349,322	4,083,644

From: April 1, 2015
To: April 30, 2015	7,830	29.20	7,500	4,076,144

From: May 1, 2015

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
To: May 31, 2015	272,852	29.06	272,500	3,803,644

From: June 1, 2015
To: June 30, 2015	8,298	25.40	—	3,803,644

From: July 1, 2015
To: July 31, 2015	626	23.72	—	3,803,644

From: August 1, 2015
To: August 31, 2015	230,709	16.10	230,000	3,573,644

From: September 1, 2015
To: September 30, 2015	234,364	15.03	230,000	3,343,644

Total	1,812,312	$22.14	1,432,159

(a) This column includes the acquisition of 380,153 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of restricted share awards.

During the first nine months of 2015, we repurchased approximately 1.8 million shares of our common stock at a cost of $40.1 million, which was funded from our available cash. Of these shares, 1.4 million were purchased under our Board of Directors’ authorization for a total cost of $31.7 million (average cost of $22.15 per share). An additional 0.4 million shares repurchased for $8.4 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards and the net settlement of director option exercises.  As of September 30, 2015, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 3.3 million.

In April 2015, the Board of Directors initiated a dividend program under which we intend to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the second quarter of 2015, the Board of Directors declared and we paid a quarterly dividend of $0.07 per share totaling $2.4 million. In August 2015, the Board of Directors declared our second quarterly dividend of $0.07 per share that we paid on September 10, 2015 to stockholders of record on August 21, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(A)	EXHIBITS

	31.1*	Rule 13a-14(a) Certification

	31.2*	Rule 13a-14(a) Certification

	32.1**	Section 1350 Certification

	101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant