Form 10-K
period 2015-12-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2016-02-29
CIK 920424

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
Item 9B. Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)

Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2015: $827,561,668	Number of shares outstanding of the Registrant's Class of common stock at February 10, 2016: 32,790,604

DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement relating to the 2016 Annual Meeting of Stockholders (incorporated, in part, in Form 10-K Part III)

2015 FORM 10-K ANNUAL REPORT

        Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Algorithms, ITG List-Based Algorithms, ITG Net, ITG Single-Stock Algorithms, ITG TCA, POSIT, POSIT Alert, POSIT Marketplace, RFQ-hub, Triton, ITG Position Manager, ITG Smart Router, TriAct, and MATCH Now are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives and ITG Smart Router are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

        Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and regulatory scrutiny, customers' reactions to the settlement in August 2015 with the Securities and Exchange Commission, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations, the volatility of our stock price, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers' trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic transactions or initiatives, our ability to attract and retain talented employees and our ability to pay dividends or repurchase our common stock in the future.

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

ii

Item 1.    Business

        Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) ITG Canada Corp. ("ITG Canada"), an institutional broker-dealer in Canada, (3) Investment Technology Group Limited ("ITG Europe"), an institutional broker-dealer in Europe, (4) ITG Australia Limited ("ITG Australia"), an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited ("ITG Hong Kong"), an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, LLC ("ITG Investment Research"), a provider of independent data-driven investment research, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

        ITG is an independent broker and financial technology firm that improves the efficiency and execution quality of institutional trading. ITG helps clients understand market trends, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality execution and liquidity solutions along with analytical tools and research. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

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

        Effective in the first quarter of 2015, the Company is presenting its regional segment results excluding the impact of corporate activity. For this purpose, corporate activity includes investment income and other gains as well as costs not associated with operating the businesses within the Company's regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses. Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations segment. Prior period segment data has been restated to conform to the 2015 presentation.

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

        POSIT FI is a block crossing mechanism for U.S. corporate bonds, providing real-time pricing for approximately 15,000 corporate bonds based on market data from fixed income electronic communication networks, an exchange, FINRA Trace and evaluated prices. POSIT FX provides continuous crossing of currency pairs using a proprietary consolidated quote feed to calculate the market midpoint.

ITG Derivatives

        ITG Derivatives provides electronic listed futures and options trading, including algorithmic trading and direct market access. ITG Derivatives offers advanced options features for traders employing volatility-neutral or delta-neutral strategies and also provides low-latency application programming interfaces.

Commission Management Services

        ITG offers administration and consolidation of client commission arrangements across a wide range of our clients' preferred brokerage and research providers through ITG Commission Manager, a robust, multi-asset, web-based commission management portal.

Securities Lending Services

        Through stock borrow and stock loan transactions, ITG facilitates shortened or extended settlement periods to help clients meet their internal cash flow needs. ITG can also borrow securities to help reduce failures to deliver stock.

Research, Sales & Trading

ITG Investment Research

        ITG provides differentiated, unbiased, data-driven equity research through its ITG Investment Research subsidiary. This offering has expanded ITG's client relationships beyond the trading desk to chief investment officers, portfolio managers and analysts. Through the use of innovative data harvesting and analysis and exclusive data partnerships, ITG Investment Research identifies key metrics that may influence a company's future performance. ITG Investment Research also provides our syndicated research products to, and performs custom analyses for, corporate clients. On December 22, 2015, ITG completed the sale of the subsidiaries conducting its energy research business to an affiliate of Warburg Pincus for a purchase price of approximately $120.5 million in cash. As part of this transaction, ITG will continue to provide energy research to its institutional clients, serving as the exclusive sales partner for institutional investors for at least two years. See Note 5, Acquisitions and Divestitures, to the consolidated financial statements.

ITG Market Research

        ITG Market Research offers market research capabilities to clients related to the telecom and other consumer industries. The market research practice uses multiple data sources to provide insights into the mobile handset market in North America as well as revenue trends and competitive dynamics of a number of consumer companies.

High-Touch Trading

        ITG provides high-touch sales trading and portfolio trading for institutional clients. ITG's high-touch trading desk is staffed with experienced trading professionals who provide ITG clients with execution expertise and also convey trading ideas based on ITG Investment Research's research and analysis.

Platforms

Execution Management and Order Management

        ITG EMSs are designed to meet the needs of a broad range of trading styles. Triton is ITG's award-winning, multi-asset and broker-neutral EMS, which brings a complete set of integrated execution and analytical tools to the user's desktop for global list-based and single-stock trading, as well as futures and options capabilities and a fully integrated and supported financial services communications network (ITG Net). Triton Derivatives is a broker-neutral, direct-access EMS that provides traders with access to scalable, low-latency, multi-asset trading opportunities.

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

        ITG Position Manager ("PM") is a multi-prime, broker-neutral order management system, offering full support and real-time profit-and-loss information for multiple currencies, strategies, asset types and portfolios. ITG PM is fully integrated with Triton as well as ITG Net to deliver a robust product suite engineered specifically for hedge funds.

ITG Net

        ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy-side and sell-side firms for multi-asset order routing and indication-of-interest messages with ITG and third-party trading platforms. ITG Net supports more than 8,700 billable connections to more than 550 unique brokerage firms and execution venues worldwide. ITG Net also integrates the trading products of third-party brokers and ATSs into our OMS and EMS platforms.

ITG RFQ-hub

        In July 2014, ITG acquired ID'S, a Paris-based company that operated RFQ-hub, a multi-asset platform for global-listed and over-the-counter ("OTC") financial instruments. ITG RFQ-hub, as it is now known, connects buy-side trading desks and portfolio managers with a large network of sell-side market makers in Europe, North America and the Asia Pacific region, allowing these trading desks to place requests-for-quotes in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. ITG RFQ-hub is available as a stand-alone platform and is also integrated with Triton.

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

Non-U.S. Operations

        ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters, ITG has North American offices in Boston, Chicago, Los Angeles, San Francisco and Toronto. In Europe, ITG has offices in London, Dublin and Paris. In the Asia Pacific region, ITG has offices in Hong Kong, Singapore, Sydney and Melbourne. Local representation in regional markets provides an important competitive advantage for ITG. ITG also provides electronic and high-touch trading for Latin American equities from its New York headquarters, including algorithms for Brazil, Mexico and Chile, and POSIT Alert crossing in Brazil and Mexico, as well as high-touch trading access into Colombia and Peru.

Canadian Operations

        ITG Canada was founded in 2000 and ranks in the Top 10 investment dealers in Canada. ITG Canada's customers primarily consist of asset and investment managers, broker-dealers and hedge funds. ITG Canada provides electronic brokerage services, including ITG Algorithms, ITG Smart Router and MATCH Now, as well as high-touch agency execution, portfolio trading services and commission management services. In addition, ITG Canada provides Triton, Triton Derivatives, ITG PM, connectivity services, ITG Single Ticket Clearing, ITG Portfolio Optimization System, ITG Smart Trading Analytics, ITG TCA, ITG Portfolio Fair Value Service and investment research services. ITG Canada also engages in principal trading activities, including inter-listed arbitrage trading and foreign exchange trading to facilitate equity trades by clients in different currencies as well as on other client foreign exchange trades unrelated to equity trades. The arbitrage trading operation uses separate systems and order routing infrastructure, which includes low-latency microwave networks, and is segregated from ITG's client business.

        In July 2007, ITG Canada launched MATCH Now, an alternative marketplace for Canadian-listed equities, operated by ITG's wholly-owned subsidiary, TriAct Canada Marketplace LP ("TriAct"). MATCH Now is a leading anonymous crossing system in Canada, offering continuous execution opportunities within a fully confidential non-displayed book at the mid-point of the Canadian NBBO.

European Operations

        ITG Europe was established as a broker-dealer in 1998. Today, ITG Europe focuses on trading European, Middle Eastern and African equities as well as providing ITG's technologies to its clients. ITG Europe provides electronic brokerage services including ITG Algorithms, ITG Smart Router, and the POSIT suite, as well as high-touch agency execution services, portfolio trading services and commission management services. In Europe, ITG provides Triton, ITG OMS, ITG PM, connectivity services, ITG Single Ticket Clearing, ITG RFQ-hub, ITG TCA, ITG Alpha Capture Reporting, ITG Smart Trading Analytics and ITG Portfolio Fair Value Service.

Asia Pacific Operations

  Australia

        In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australian-listed equities. ITG provides institutional investors with a range of products and services including trade execution, trade execution management through Triton, ITG PM, connectivity services and pre- and post-trade analysis through ITG TCA and ITG Smart Trading Analytics. Trade execution services include electronic brokerage products such as ITG Algorithms and the POSIT suite, as well as high-touch agency trading.

  Hong Kong

        In 2001, ITG formed ITG Hong Kong, an institutional broker-dealer focused on developing and applying ITG's technologies across the Asian markets. Execution services are provided through electronic brokerage products such as ITG Algorithms and the POSIT suite and through an experienced high-touch agency trading services team. Other trading and analytical tools provided by ITG Hong Kong include Triton, ITG PM, connectivity services, ITG TCA and ITG Smart Trading Analytics.

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

        In many cases we face competitors that are larger than we are and have greater financial resources than we have and may have more flexibility to offer a broader set of products and services than we can. Competition is also intense for the recruitment and retention of qualified professionals. The performance of our business is in large part dependent on the skills, expertise and performance of our employees. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

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

  •
  ITG Derivatives is a U.S. broker-dealer registered with the SEC, FINRA, NYSE MKT, ARCA, BYX, BZX, BOX Options Exchange LLC, Chicago Board Options Exchange LLC, C2 Options Exchange Incorporated, International Securities Exchange, ISE Gemini, LLC, NASDAQ, NASDAQ BX, NASDAQ OMX PHLX, Commodities and Futures Trading Commission ("CFTC"), Miami International Stock Exchange, the NFA and 28 states.

  •
  AlterNet is a U.S. broker-dealer registered with the SEC, FINRA, NASDAQ, EDGA, EDGX and 14 states.

  •
  ITG Canada is a Canadian broker-dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada ("IIROC"), the OSC, the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission, British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. ITG Canada is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec. ITG Canada is a member of the Toronto Stock Exchange ("TSX"), TSX Venture Exchange, the Canadian National Stock Exchange, the Montreal Exchange, TriAct, Chi-X Canada, CX2, Omega ATS, Lynx ATS, Pure Trading, TSX Alpha Exchange, Instinet Canada Cross Limited and Aequitas NEO Exchange (of which ITG Canada is a minority owner). TriAct operates MATCH Now, an ATS under National Instrument 21-101, and is registered as an investment dealer with IIROC, the OSC and the Alberta Securities Commission.

  •
  ITG Europe is authorized and regulated by the Central Bank of Ireland under the European Communities (Markets in Financial Instruments) Regulations 2007. ITG Europe is a member of the main national European exchanges, including the London Stock Exchange, Deutsche Börse and Euronext, as well as most of the European-domiciled MTFs. It also operates the POSIT crossing system in Europe as a MTF under the Markets in Financial Instruments Directive ("MiFID"). ITG Europe's London Branch is registered with the UK Financial Conduct Authority ("FCA") and ITG Europe's Paris branch is registered with the Banque de France. AlterNet (UK) Limited, a U.K. broker, is registered with the FCA.

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

        ITG Inc., AlterNet, and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a U.S. broker-dealer's insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund ("CIPF"). In the event of a Canadian broker-dealer's insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITG Europe is required to be a member of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund which provides compensation to retail investors in the event of a default by a regulated financial institution. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by ASIC. In the past twelve months, no such requests have been made of ITG Australia.

Regulation ATS

        Regulation ATS permits U.S. "alternative trading systems" such as POSIT to match orders submitted by buyers and sellers without having to register as a national securities exchange. Accordingly, POSIT is not registered with the SEC as an exchange. We continue to review and monitor POSIT's systems and procedures to ensure compliance with Regulation ATS. The Form ATS describing the operations of POSIT in the U.S. is publicly available at http://www.itg.com/transparency/.

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

        The amounts expensed for research and development costs, excluding routine maintenance, for the years ended December 31, 2015, 2014 and 2013 are estimated at $29.2 million, $35.8 million and $41.7 million, respectively.

Intellectual Property

        Patents and other proprietary rights are important to our business. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position.

        We own a portfolio of patents and patent applications, in the U.S. and abroad, that principally relate to financial services, information technology and software. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. We also own and maintain a portfolio of trademarks. The extent and duration of trademark rights are dependent upon national laws and use of the trademarks.

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

Clients

        For the years ended December 31, 2015, 2014 and 2013, no single client accounted for more than 5% of our consolidated revenue.

Employees

        On December 31, 2015, the Company employed 1,037 staff globally, of whom 699, 90, 143, and 105 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Website and Availability of Public Reports

        Our website can be found at http://www.itg.com. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information is routinely posted and accessible on the investor relations section of our corporate website, http://investor.itg.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

        Declines in the trading activity of active fund managers generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities' price declines adversely affect our trading commissions outside North America, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Significant flows of funds out of actively-managed equity funds has curtailed their trading activity, which has weighed heavily on our buy-side trading volumes and the use of our higher value services. Volatility levels also impact the amount of trading activity. Sustained periods of low volatility can result in lower levels of trading activity. In addition, trading activity in periods following extreme levels of volatility tends to decline.

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

        The success of our business is dependent on the computer and communications systems supporting our operations, which must monitor, process and support a large volume of transactions across numerous execution venues in many countries and multiple currencies. As our business continues to expand, we will need to continue to expand our systems to accommodate an increasing volume of transactions across a larger client base and more geographical locations. In addition, certain changes in market practices may require us to invest in infrastructure to increase capacity levels. Unexpectedly high volumes or times of unusual market volatility could cause our systems to operate slowly, decrease output or even fail for periods of time, as could general power or telecommunications failures, hardware failures, software errors, data center outages, human error, computer viruses, acts of vandalism, natural disasters, terrorist activities, cybersecurity breaches or other business disruptions. System failure or degradation could adversely affect our ability to effectuate transactions and lead our customers to file formal complaints with industry regulatory organizations, initiate regulatory inquiries or proceedings, file lawsuits against us, trade less frequently through us or cease doing business with us. In turn, we could incur financial loss, liability to clients, regulatory intervention or reputational damage.

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

        We depend on a number of third parties to supply elements of our trading systems, computers, market and research data, data centers, FIX connectivity, communication network infrastructure, clearance and settlement, other equipment and related support and maintenance. We cannot be certain that any of these providers will be willing or able to continue to provide these services in an efficient and cost-effective manner or to meet our evolving needs. Moreover, we are dependent on our communications network providers for interconnectivity with our clients, markets and clearing agents to service our customers and operate effectively. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our customers, and our business, financial condition and our operating results could be materially harmed.

Our securities business and related clearing operations expose us to material liquidity risk.

        We self-clear equity transactions in the U.S., Hong Kong and Australia. In those markets, we may be required to provide considerable additional funds with clearing and settlement organizations, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. In addition, regulatory agencies have recently required these clearing and settlement organizations to increase the level of margin deposit requirements and they may continue to do so in the future. We rely on our excess cash, certain established credit facilities and the use of outsourced clearing arrangements to meet or reduce those demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities and clearing arrangements will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities will be extended beyond their expiration.

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

        We are exposed to credit risk from third parties that owe us money, securities or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, client trading errors which they are unable or unwilling to cover may cause us to incur financial losses. Volatile securities markets, credit markets and regulatory changes may increase our exposure to our customers' credit profiles, which could adversely affect our financial condition and operating results. While our broker-dealer subsidiaries that are not self-clearing have clearing agreements with their clearing agents who review the credit risk of trading counterparties, we have no assurances that those reviews or our own are adequate to provide sufficient protection from this risk.

We may incur material losses on foreign exchange transactions entered into on behalf of clients and be exposed to material liquidity risk due to counterparty defaults or errors.

        We enable clients to settle cross-border equity transactions in their local currency through the use of foreign exchange contracts. These arrangements typically involve the delivery of securities or cash to a counterparty that is not processed through a central clearing facility in exchange for a simultaneous receipt of cash or securities. We may operate as either a principal or agent in these transactions. As a result, a default by one of our counterparties prior to the settlement of their obligation could materially impact our liquidity and have a material adverse effect on our financial condition and results of operations.

        In addition, we are exposed to operational risk. Employee and technological errors in executing, recording or reporting foreign exchange transactions may result in material losses due to the large size of such transactions and the underlying market risk in correcting such errors.

We incur principal trading risk in our Canadian Operations.

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

        Many of our competitors have substantially greater financial, technical, marketing and other resources than we do, which, among other things, enable them to compete with the services we provide on the basis of price, including lowering prices for certain of our key services to gain business in their higher margin areas, and a willingness to commit their firms' capital to service their clients' trading needs on a principal, rather than on an agency basis. In addition, many of our competitors bundle multiple services as part of their equity trading offering. To the extent we seek to unbundle any of our products or services, we may lose clients, which would also result in a loss of revenues and profits. Many of our competitors offer a wider range of services, have broader name recognition, and have larger customer bases than we do. Some of our competitors have long-standing, well-established relationships with their clients, and also hold dominant positions in their trading markets. Moreover, new entrants may enter the market with alternative methods of providing trade execution and related services, and existing competitors often launch new initiatives. Many of our competitors have undertaken measures to link various electronic trading systems and platforms in an effort to attract order flow to off-exchange venues and increase internal executions.

        Although we believe that our products and services have established certain competitive advantages, our ability to maintain these advantages will require continued enhancements to our products, investment in the development of our services, additional marketing activities and enhanced customer support services. In addition, there can be no assurance that we will have sufficient resources to continue to make investments in development of our services, that our competitors will not devote significantly more resources to competing services or that we will otherwise be successful in maintaining our market position. If competitors offer superior services, our market share would be affected and this would adversely impact our business and results of operations.

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

        We have significant operations outside of the U.S. generating approximately 38% of our revenues in 2015. We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. We therefore have significant exposure to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Australian Dollar, Canadian Dollar and Hong Kong Dollar. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar-based revenue and profit decreases. These fluctuations may materially impact the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

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

        The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2015	2014	2013
Largest customer	2.2%	2.7%	2.4%
Second largest customer	2.2%	2.0%	2.1%
Third largest customer	2.1%	1.7%	1.8%
Ten largest customers	17.0%	16.9%	16.8%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

        We currently operate POSIT in the U.S. under Regulation ATS, our European operations are subject to MiFID and we must comply with the requirements of the U.S. PATRIOT Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker-dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensing of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we expand our business, we may be exposed to increased and different types of regulatory requirements.

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

        On June 24, 2014, the SEC issued an order mandating the U.S. exchanges to implement the National Market System Plan to Implement a Tick Size Pilot Program (the "Pilot"). The plan for the Pilot was released by 11 national exchanges and FINRA on August 25, 2014 and it was published in the Federal Register on November 7, 2014. The comment period for the Pilot ended on December 22, 2014 and the plan was approved on May 6, 2015 with an implementation date of May 6, 2016. The SEC subsequently extended the implementation date to October 3, 2016. The Pilot will last for two years and it will change the minimum 'tick sizes' (quoting and trading increments) for 1,200 Regulation NMS common stocks with small market capitalizations. The plan also includes a 'trade-at' prohibition for 400 of the Regulation NMS stocks covered by the Pilot that would prevent price matching by a trading center, such as a dark pool, that is not displaying a protected bid or protected offer, subject to certain exceptions. The Pilot is intended to allow the SEC, SROs, and the public to evaluate and assess the impact of increment conventions on the liquidity and trading of stocks of small capitalization companies. If the Pilot (specifically the trade-at prohibition) is expanded to more securities, the program could reduce our U.S. trading volumes. Moreover, the SEC adopted the Consolidated Audit Trail rule ("CAT") in July 2012, which requires SROs to establish an order trail reporting system that would enable regulators to track, within 24 hours of the trade date, information related to trading orders received and executed across the securities markets. The exchanges and FINRA submitted a national market system plan for implementation of the CAT to the SEC for approval on September 30, 2014, and submitted amendments to the plan to the SEC on February 27, 2015 and December 23. After the plan is published by the SEC for public comment and the SEC approves the plan, the implementation schedule is based on the SEC approval date. Within one year of SEC approval, each exchange will start reporting CAT data to the established central repository. As a non-small industry member, we will be required to start reporting CAT data within two years of approval.

        On November 19, 2014, the SEC unanimously adopted Regulation Systems Compliance and Integrity ("Regulation SCI"). The regulation became effective on February 3, 2015 and the compliance date was November 3, 2015. The rule requires SCI entities (i.e., exchanges, SROs, clearing and settlement agencies, and certain ATSs) to establish extensive policies, procedures, and/or controls to ensure the capacity, stability, integrity, and resiliency of their trading and regulatory reporting systems. Regulation SCI, among other things, also requires the reporting of certain systems issues, testing of business continuity and disaster recovery plans with mandatory participation by customers and members, the establishment of geographically diverse backup capabilities, the completion of an objective annual review of systems, and the maintenance and preservation of certain books and records concerning matters covered by the rule. To the extent Regulation SCI is applicable to us (as a result of POSIT or otherwise), we could experience significant implementation costs as well as increased ongoing administrative expenses and burdens.

        In addition, new regulatory obligations have been proposed, adopted or implemented pertaining to markets outside of the United States, which may also have a material impact upon our business model.

  •
  In Europe, these include MiFID II which is currently in the rulemaking process with implementation planned for January 2018. In particular, under MiFID II, MTFs—the European equivalent to an SEC-registered ATS—that trade in dark cash equity orders would be required to cross such orders at the midpoint, open, or closing prices of the primary venue (where displayed orders in those securities are traded) and adhere to volume limits on dark trading. These limits would be set at 4% of all the displayed and dark regulated venue trading volume for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate. The calculations would be performed at an individual stock level over a 12-month rolling period. In the event that the relevant limit is breached, the crossing of that particular stock in the individual dark trading venue or in all such venues (as applicable depending on whether the 4% or 8% threshold is breached) would cease for the following 6 months. MiFID II provides an exception from these requirements for large sized orders, which may be crossed at any price point and without regard to the above-mentioned volume limits.

    In addition, a financial transaction tax (the "European FTT") is being considered which would include at least ten of the twenty-eight members of the European Union. In addition to the impact that such tax would have on the affected securities and signatory countries, certain alternative versions of the proposals could include an extra-territorial scope that may impact the trading activities of entities which are, and trade entirely outside, the European FTT zone. Ministers from the relevant member states have reiterated that they intend to publish a draft legislative text for the European FTT during the first quarter of 2016.

  •
  On December 1, 2015, the Securities and Futures Commission of Hong Kong implemented new regulations under the Code of Conduct for Persons Licensed by or Registered with the Securities and Futures Commission (the "Hong Kong Code") in relation to Alternative Liquidity Pools ("ALPs"). ITG Hong Kong Limited operates an ALP called POSIT in respect of a number of exchanges in Asia Pacific. The new regulations under the Hong Kong Code limit access to ALPs to qualified investors only, require increased monitoring of ALPs, mandatory disclosure of the operation of ALPs and increased client documentation for those accessing ALPs via a Hong Kong broker.

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

Increased regulatory scrutiny has led to, and will continue to lead to, increased costs associated with responding to investigations and inquiries and the potential for penalties and necessary remediation, which we expect to negatively impact our profitability and could harm our reputation.

        In recent years, there has been increased regulatory scrutiny of our industry by regulators and other governmental authorities, including, among other things, in the areas of trading risk management controls, market abuse, undisclosed trading practices and dark pool operations, resulting in an increase in regulatory investigations and reviews. We, like others in the industry, are subject to ongoing investigations and reviews. Such enhanced scrutiny has caused, and we expect it to continue to cause, ITG to incur significant costs in light of the legal and compliance resources needed to respond to such investigations and reviews, in addition to monetary penalties and increased compliance costs, that could arise from such investigations and reviews. Such regulatory or other actions may also be directed at certain executives or employees who may be critical to our businesses. The risks associated with such matters is often difficult to assess or quantify, and their existence and magnitude often remain unknown or uncertain for substantial periods of time. A settlement of, or judgment related to, any such matters could result in civil or criminal liability, penalties, fines, restrictions or limitations on our operations and activities and other sanctions, could lead to related private litigation and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm. In addition, regardless of the outcome of such matters, we have incurred and will continue to incur significant legal and other costs, including substantial management time, dealing with such matters.

Our business has been and may continue to be adversely affected by our customers' reaction to our SEC Settlement.

        In August 2015, we paid $20.3 million to settle the SEC's investigation into a proprietary trading pilot operated in 2010 and 2011 (the "SEC Settlement"). As further disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, our results reflect the significant negative impact on our business from the SEC Settlement. Our customers' reaction to the SEC Settlement has resulted in, and may continue to result in, reputational and financial harm, which could have a material adverse effect on the Company.

The circumstances relating to the SEC Settlement could subject us to additional actions, including purported class action litigation.

        Two putative class action lawsuits have been filed and have since been consolidated into a single action before the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executives in connection with the SEC Settlement. In addition, a purported shareholder of the Company filed a shareholder derivative action against eleven current or former officers and directors of the Company in the Supreme Court for the State of New York. The Company is named as a nominal defendant, and the plaintiff purports to seek recovery on its behalf. The complaint generally alleges that the individual defendants breached their fiduciary duties to the Company in connection with the matters that were the subject of the SEC Settlement. Our former Chief Executive Officer has also filed a Demand for Arbitration before the American Arbitration Association against the Company. The statement of claim seeks an award of damages and equity valued at approximately $13.0 million, $5.0 million of which are actual and punitive damages relating to the former Chief Executive Officer's defamation claim. Any further actions based on the circumstances relating to the SEC Settlement, including any governmental investigations or private litigation, and the defense and any related settlement thereof, could have a material adverse effect on the Company's consolidated financial position or on the results of operations for any particular period, and may result in significant ongoing expenses.

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

        Additionally, we might not detect the unauthorized use of our intellectual property. If we do detect unauthorized use, enforcing our infringed intellectual property rights may require significant resources. Accordingly, we might choose not to enforce our infringed intellectual property rights, depending on factors like the best use of our limited resources, the value of our infringed intellectual property rights and other outcomes peripherally related to our attempted enforcement.

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

        Under current law, U.S. patent applications remain secret for 18 months and may, depending on how they are prosecuted, remain secret until the issuance of a patent. In light of these factors, it is not always possible to determine in advance whether any of our products or services may infringe the present or future patent rights of others. There can be no guarantee that we will be aware of all patents and trademarks that might pose a risk of infringement by our services. From time to time, we may receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend our products, customers, vendees or licensees against such third party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time and result in costly litigation that could have a material adverse effect on us. Such claims could also result in our entering into royalty or licensing agreements with the third parties claiming infringement on terms that could have a material impact on our profitability.

Our strategic transactions, including acquisitions, dispositions, and strategic initiatives, may not result in anticipated benefits and may present risks not originally contemplated, which may adversely affect our results of operations and financial condition.

        Over the last several years, we have undertaken several strategic transactions, including the acquisitions of RFQ-hub, a multi-asset platform for global-listed and OTC financial instruments,

Majestic Research Corp. and Ross Smith Energy Group, Ltd. (which together became ITG Investment Research), as well as the subsequent disposition of the energy research business. We have also undertaken various organic strategic initiatives. We may elect to pursue strategic transactions and strategic initiatives in the future, including as a result of our new Chief Executive Officer's end-to-end review of our business, clients, people and processes which is expected to be completed by the end of July 2016. Acquisitions entail numerous risks, including but not limited to difficulties in valuing the acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, the assumption of unknown material liabilities of acquired companies and the potential loss of key clients or employees of acquired companies. Any disposition may result in decreased earnings, revenue, or cash flow and potential liabilities may arise under law as a result of the disposition. Strategic initiatives, such as our recently-launched trading platforms for fixed income and foreign exchange, may be important to our business prospects but we may not be able to successfully execute such initiatives. Failure to execute on strategic transactions or initiatives in a satisfactory manner could adversely affect our future results of operations and financial condition.

Our business could be adversely affected by our inability to attract and retain talented employees, including sales, technology and development professionals.

        Our business operations require highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we are unable to hire or retain the services of talented employees, including executive officers, other key management and sales, research, technology and development professionals, we would be at a competitive disadvantage. In addition, recruitment and retention of qualified staff could result in substantial additional costs. The loss of the services of one or more of our executive officers or other key professionals or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

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

        In addition to trading errors, other employee errors or misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors or misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Misconduct by our employees could result in losses, litigation, regulatory sanctions or other material adverse effects on the Company.

Our business exposes us to litigation risks.

        Many aspects of our business involve substantial risks of liability and we are involved in a number of investigations and inquiries that could result in liability. These risks of liability arise from, and could result in claims regarding, among other things, potential delays or failures of trade executions, trade settlement terms, allegations of the inadequacy or inaccuracy of research products and the conduct of other aspects of our business. The defense of claims, even those without merit, involves significant legal expenses. An adverse resolution of any lawsuit or claim against us could have a material adverse effect on our business, financial condition and results of operations.

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

There can be no assurance that we will continue to declare cash dividends or repurchase our common stock.

        During 2015, we repurchased shares of our common stock under a Board-authorized repurchase program and the Board also authorized payment of quarterly cash dividends on our common stock. Any Board determinations to continue to repurchase our common stock or to continue to pay cash dividends on the common stock, in each case at levels consistent with recent practice or at all, will be based primarily upon our financial condition, results of operations, business and capital requirements, price of our common stock in the case of the repurchase programs, and the Board's continuing determination that the repurchase programs and the declaration of dividends are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event we do not declare a quarterly dividend, or discontinue our share repurchases, our stock price could be adversely affected.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

U.S.

        Our principal offices are located at One Liberty Plaza, in New York, New York, where we occupy approximately 132,000 square feet of office space pursuant to a lease agreement expiring in January 2029.

        We maintain a facility in Los Angeles, California where we occupy approximately 79,000 square feet of office space pursuant to a lease agreement expiring in December 2016. This facility is used primarily for technology research and development and support services.

        We have a regional office in Boston, Massachusetts where we occupy approximately 36,000 square feet of office space pursuant to a lease expiring in November 2030.

        We also have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet pursuant to a lease agreement expiring in October 2016, and in San Francisco, California where we occupy approximately 3,900 square feet pursuant to a lease agreement expiring in October 2018.

Canada

        ITG Canada has an office in Toronto where we occupy approximately 19,900 square feet of office space pursuant to a lease expiring in December 2019.

Europe

        In Europe, ITG has offices in Dublin, London and Paris where we occupy approximately 6,200, 12,200 and 3,100 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in November 2017, the London space is leased pursuant to an agreement that expires in July 2018, and the space in Paris is leased pursuant to an agreement that expires in June 2016.

Asia Pacific

        ITG Australia has offices in Melbourne and Sydney, where we occupy approximately 5,600 and 3,400 square feet of office space, respectively, pursuant to leases expiring in May 2020 and June 2017.

        ITG Hong Kong occupies approximately 7,500 square feet of office space in Hong Kong pursuant to a lease that expires in September 2018. We also lease space for our regional office in Singapore.

Item 3.    Legal Proceedings

        Information pertaining to legal proceedings can be found in "Item 8. Financial Statements—Note 21. Commitments and Contingencies—Legal Matters" and is incorporated herein by reference.

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

	High	Low
2014:
First Quarter	20.79	16.07
Second Quarter	20.80	15.83
Third Quarter	19.36	15.55
Fourth Quarter	21.27	14.65
2015:
First Quarter	30.85	19.24
Second Quarter	32.07	24.55
Third Quarter	27.13	12.63
Fourth Quarter	21.44	12.75

        On February 12, 2016, the closing price per share for our common stock as reported on the NYSE was $17.42. On February 12, 2016, we believe that our common stock was held by approximately 5,891 stockholders of record or through nominees in street name accounts with brokers.

Dividends

        In April 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2015, our Board of Directors declared and we paid quarterly cash dividends as follows:

2015
Second Quarter	$0.07
Third Quarter	0.07
Fourth Quarter	0.07

Total	$0.21

        In February 2016, our Board of Directors declared a quarterly dividend of $0.07 per share on our common stock, payable on March 18, 2016 to shareholders of record as of March 4, 2016.

Stock Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)(a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(b)
From: January 1, 2015
To: January 31, 2015	108,037	$19.88	108,037	4,667,766
From: February 1, 2015
To: February 28, 2015	595,954	22.14	234,800	4,432,966
From: March 1, 2015
To: March 31, 2015	353,642	25.88	349,322	4,083,644
From: April 1, 2015
To: April 30, 2015	7,830	29.20	7,500	4,076,144
From: May 1, 2015
To: May 31, 2015	272,852	29.06	272,500	3,803,644
From: June 1, 2015
To: June 30, 2015	436	27.78	—	3,803,644
From: July 1, 2015
To: July 31, 2015	626	23.72	—	3,803,644
From: August 1, 2015
To: August 31, 2015	230,709	16.10	230,000	3,573,644
From: September 1, 2015
To: September 30, 2015	234,364	15.03	230,000	3,343,644
From: October 1, 2015
To: October 31, 2015	432	13.25	—	3,343,644
From: November 1, 2015
To: November 30, 2015	185,798	19.73	185,798	3,157,846
From: December 1, 2015
To: December 31, 2015	420,286	17.67	374,874	2,782,972

Total	2,410,966	$22.14	1,992,831

(a)
This column includes the acquisition of 418,135 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

(b)
In May 2013, our Board of Directors authorized the repurchase of 4.0 million shares. In October 2014, our Board of Directors authorized the repurchase of an additional 4.0 million shares. Neither of these authorizations has an expiration date. As of December 31, 2015, there were 2.8 million shares remaining available for repurchase under ITG's stock repurchase program. The specific timing and amount of repurchases will vary based on market conditions and other factors.

        During 2015, we repurchased 2.4 million shares of our common stock at a cost of $51.0 million, which was funded from our available cash. Of these shares, 2.0 million were purchased under our Board of Directors' authorization for a total cost of $42.0 million (average cost of $21.10 per share).

An additional 0.4 million shares repurchased for $9.0 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards and the net settlement of director option exercises. As of December 31, 2015, the total remaining number of shares currently available for repurchase under ITG's stock repurchase program was 2.8 million.

Performance Graph

        The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the mean of the NASDAQ Other Finance Index and the AMEX Securities Broker/Dealer Index, for the five-year period ended December 31, 2015.

Item 6.    Selected Financial Data

        The selected Consolidated Statements of Operations data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five-year period ended December 31, 2015, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data: ($ in thousands, except per share amounts)
Total revenues	$634,803	$559,814	$530,801	$504,436	$572,037
Total expenses	513,577	494,827	487,746	774,891	778,665

Income (loss) before income tax expense (benefit)	121,226	64,987	43,055	(270,455)	(206,628)
Income tax expense (benefit)	29,656	14,095	11,970	(22,596)	(26,839)

Net income (loss)	$91,570	$50,892	$31,085	$(247,859)	$(179,789)
Basic earnings (loss) per share	$2.70	$1.44	$0.84	$(6.45)	$(4.42)

Diluted earnings (loss) per share	$2.63	$1.40	$0.82	$(6.45)	$(4.42)

Basic weighted average number of common shares outstanding (in millions)	33.9	35.3	36.8	38.4	40.7
Diluted weighted average number of common shares outstanding (in millions)	34.8	36.4	38.1	38.4	40.7

Consolidated Statements of Financial Condition Data: ($ in thousands)
Total assets	$1,709,022	$1,350,849	$1,539,472	$1,492,976	$1,604,332
Cash and cash equivalents	$330,653	$275,210	$261,897	$245,875	$284,188
Short-term bank loans	$81,934	$78,360	$73,539	$22,154	$1,606
Term debt	$12,567	$17,781	$30,332	$19,272	$23,997
Total stockholders' equity	$454,821	$415,596	$417,432	$409,770	$671,114

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto.

Overview

        ITG is an independent broker and financial technology firm that improves the efficiency and execution quality of institutional trading. ITG helps clients understand market trends, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality execution and liquidity solutions along with analytical tools and research. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

        Our business is organized into four reportable operating segments (see Note 22, Segment Reporting, to the consolidated financial statements):

  •
  U.S. Operations

  •
  Canadian Operations

  •
  European Operations

  •
  Asia Pacific Operations

Our four operating segments provide the following types of products and services:

  •
  Electronic Brokerage—includes self-directed trading by clients using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options;

  •
  Research, Sales and Trading—includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data harvesting and analysis and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research;

  •
  Platforms—includes trade order and execution management software applications in addition to network connectivity; and

  •
  Analytics—includes (a) tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation.

        Effective in the first quarter of 2015, the Company is presenting its regional segment results excluding the impact of corporate activity. For this purpose, corporate activity includes investment income and other gains as well as costs not associated with operating the businesses within the Company's regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses. Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations segment. Prior period segment data has been restated to conform to the 2015 presentation.

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

        Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell-side to receive orders from, and send indications of interest to, the buy-side and for the sell-side to receive requests-for-quotes through ITG RFQ-hub, (ii) subscription revenue generated from providing research, (iii) software and analytical products and services and (iv) maintenance and customer technical support for ITG OMS.

        Other revenues include: (1) income from principal trading in the Company's Canadian Operations, including arbitrage trading, (2) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign currency transactions unrelated to equity trading, (3) the net interest spread earned on securities borrowed and loaned matched book transactions, (4) transaction advisory services provided to potential purchasers of energy-related investments, (5) non-recurring consulting services, such as one-time implementation and customer-training-related activities, (6) investment and interest income, (7) interest income on securities borrowed in connection with customers' settlement activities, (8) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including client errors and accommodations) and (9) non-recurring gains and losses such as divestitures.

  Expenses

        Compensation and employee benefits, our largest expense, consist of salaries and wages, incentive compensation, employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred share-based awards. Only the cash portion of incentive compensation is a variable expense in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period-to-period based on revenue levels.

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

        Telecommunications and data processing expenses primarily consist of costs for obtaining market data, data associated with our investment research offerings, telecommunications services and systems maintenance.

        Other general and administrative expenses primarily include software amortization, consulting, business development, professional fees and intangible asset amortization.

        Interest expense consists primarily of costs associated with outstanding debt and credit facilities.

Non-GAAP Financial Measures

        To supplement our financial information presented in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), management uses certain "non-GAAP financial measures" as such term is defined in SEC Regulation G. Generally, a non-GAAP financial measure is a numerical measure of a company's operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes the presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations, and therefore a more complete understanding of factors affecting our business than U.S. GAAP measures alone. In addition, management believes the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below reflect certain unique and/or non-operating items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management's control.

        Adjusted revenues, adjusted expenses and adjusted net income together with related per share amounts are non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

        Reconciliations of adjusted revenues, adjusted expenses and adjusted net income to revenues, expenses and net income and related per share amounts as determined in accordance with U.S. GAAP for the years ended December 31, 2015 and 2013 are provided below, as applicable (dollars in thousands, except per share amounts). There were no such adjustments during the year ended December 31, 2014.

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2015:		U.S.	Canada	Europe	Asia Pacific	Corporate
Total Revenues	$634,803	$285,230	$63,028	$129,729	$48,179	$108,637
Less:
Gain on the sale of energy research business(1)	(107,699)					(107,699)

Adjusted revenues	527,104	285,230	63,028	125,729	48,179	938

Total expenses	$513,577	$269,230	$52,385	$101,485	$46,559	$43,918
Less:
SEC settlement and related costs(2)	(25,198)	—	—	—	—	(25,198)

Adjusted expenses	$488,379	$269,230	$52,385	$101,485	$46,559	$18,720

Income tax expense	$29,656
Tax effect of adjustments(1)(2)	(14,201)
Tax incurred to amend capital structure outside North America(3)	(6,526)

Adjusted income tax expense	$8,929

Net income	$91,570
Net effect of adjustments	(61,774)

Adjusted net income	$29,796

Diluted earnings per share	$2.63
Net effect of adjustments	(1.77)

Adjusted diluted earnings per share	$0.86

			Non-U.S.
	ITG Consolidated
Year Ended December 31, 2013:		U.S.	Canada	Europe	Asia Pacific	Corporate
Total expenses	$487,746	$277,443	$63,503	$71,600	$47,837	$27,363
Less:
Restructuring charges(4)	75	—	—	—	—	75
Duplicate rent expense(5)	(2,568)	—	—	—	—	(2,568)
Office move(6)	(3,910)	—	—	—	—	(3,910)

Adjusted expenses	$481,343	$277,443	$63,503	$71,600	$47,837	20,960

Income tax expense	$11,970
Tax effect of adjustments(4)(5)(6)	405

Adjusted income tax expense	$12,375

Net income	$31,085
Net effect of adjustments	5,998

Adjusted net income	$37,083

Diluted earnings per share	$0.82
Net effect of adjustments	0.15

Adjusted diluted earnings per share	$0.97

(1)
In December 2015, we completed the sale of the subsidiaries conducting our energy research business to an affiliate of Warburg Pincus, a global private equity firm, for $120.5 million. The pre-tax gain of $107.7 million is net of a working capital adjustment on the closing balance sheet, direct costs related to the sale, including share-based compensation costs, and the carrying value of the net assets disposed.

(2)
In August 2015, we reached a final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC's investigation into a proprietary trading pilot operated in 2010 and 2011. During 2015, we incurred $4.9 million in legal and related costs associated with this matter.

(3)
In December 2015, we amended the capital structure of our principal holding company outside North America to provide continued flexibility for the movement of global capital. This amendment accelerated the U.S. taxation of amounts earned outside of North America resulting in a tax charge of $6.5 million.

(4)
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

(6)
In the second quarter of 2013, we moved into our new headquarters and incurred a one-time non-operating charge, which included a reserve for the remaining lease obligation for the previous midtown Manhattan headquarters.

Executive Summary for the Year Ended December 31, 2015

Consolidated Overview

        Our 2015 results reflect the significant negative impact on our business from the SEC Settlement in August 2015. Immediately following the preliminary announcement of the SEC Settlement in late July, we experienced a sharp drop in trading activity as a number of clients either suspended or significantly reduced the amount of trade flow sent to ITG. Management has worked actively to reassure clients of the integrity of our business through face-to-face meetings and due diligence processes that have resulted in substantially all of our clients resuming some level of trading with ITG. Average daily trading commissions in the U.S. during the fourth quarter were 12% better than the lows of August and September with buy-side trading activity showing signs of stabilization. While the momentum in our recovery has been consistent, the full restoration of our business remains a work in progress.

        Our 2015 results also include the December sale of our energy research business to an affiliate of Warburg Pincus, a global private equity firm, for $120.5 million resulting in a pre-tax gain of $107.7 million and an after-tax gain of $91.4 million, or $2.66 per share ("Energy Research Sale"). Having monetized the significant value in the energy research business, we are currently evaluating alternatives for the use of the net proceeds. Based on 2015 results, the Energy Research Sale is expected to reduce annual revenues by approximately $20 million and reduce annual expenses by approximately $6 million, net of a new licensing charge to distribute the energy research product to our trading clients.

        On a U.S. GAAP basis, we earned net income of $91.6 million, or $2.63 per diluted share in 2015. Our U.S. GAAP results include the gain from the Energy Research Sale as well as $25.2 million in costs related to the SEC Settlement and a $6.5 million tax charge to amend the capital structure of our operations outside of North America. This capital structure amendment will provide continued flexibility with the movement of global capital without incremental tax costs. Adjusted net income (see Non-GAAP Financial Measures) was $29.8 million, or $0.86 per diluted share compared to $50.9 million, or $1.40 per diluted share for 2014, due primarily to a 6% reduction in revenues, excluding the gain on the Energy Research Sale. Expenses of $513.6 million were 4% higher than 2014 while adjusted expenses (see Non-GAAP Financial Measures) of $488.4 million, which excluded the costs related to the SEC Settlement, decreased 1% from the prior year. The reduction in expenses was largely driven by lower compensation costs from compensation reversals associated with the management changes announced in August, mark-to-market adjustments on stock awards to Canadian employees that will be settled in cash and lower revenues and profitability. Costs were also lowered as compared to 2014 due to the exchange rate impact from the stronger U.S. Dollar.

Segment Discussions

        Regional segment results exclude the impact of corporate activity. In 2015, corporate activity increased pre-tax income by $64.7 million on a U.S. GAAP basis and decreased pre-tax income by $17.8 million on an adjusted basis, excluding the impact of the Energy Research Sale and the costs related to the SEC Settlement. In 2014, corporate activity reduced pre-tax income by $20.5 million.

        U.S. commission revenues were 9% lower in 2015 reflecting the sharp drop in our customer trading activity following the SEC Settlement. Our U.S. average daily volume was 162.2 million shares, virtually flat with 2014, trailing the 8% growth in U.S. consolidated daily market volume. Although our total volumes were relatively unchanged, a larger portion of our volumes were from sell-side accounts due in part to our efforts to grow this business. Sell-side trading volume increased to 59% of overall volume, compared to 52% in 2014, diluting our overall revenue capture rate per share to $0.0043 compared to $0.0047 in 2014.

        In Canada, commissions and fees were down 18% as sharply lower business levels in the fourth quarter following the SEC Settlement and a 14% reduction in the average Canadian dollar exchange rate offset a strong start to the year. MATCH Now's volume grew by more than 30% during 2015.

        Our European business has held up well in the wake of our SEC Settlement, although growth in our trading activity was offset by a 7% decline in the average British Pound exchange rate. In local currency terms, market-wide trading activity was up nearly 16%, according to BATS Global Markets Inc., driven by increased market volatility during the first half of the year. In comparison, the value traded by ITG Europe grew 30% in local currency terms and 20% in U.S. Dollar terms. While growth in our value traded in Europe exceeded market growth, like the U.S., a greater portion was from sell-side accounts. We continued our strategy of growing the liquidity on our platform by expanding our sell-side client business and our business across continental Europe, which enabled us to capitalize on the improved market activity.

        The last two quarters in 2015 were challenging periods for our Asia Pacific business. After a strong first half of the year, when we achieved record profitability in both the first and second quarters, our Asia Pacific business struggled in the last two quarters following the SEC Settlement. Much of the decline is due to a drop-off in trading activity by U.S. based clients in the wake of the SEC Settlement. While the reduction in commissions in the second half of the year ended our run of four consecutive quarters of profitability, we were still able to generate a pre-tax profit of $1.6 million in 2015 compared to a pre-tax loss of $1.7 million in 2014 due to a 3% growth in revenues and a 4% reduction in costs from cost savings initiatives implemented in late 2014.

Capital Resource Allocation

        During 2015, we repurchased 2.0 million shares under our stock repurchase program for $42.0 million. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to stockholders, depending on market conditions and any strategic activity that may necessitate alternative uses of capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

        In April 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2015, our Board of Directors declared and we paid quarterly cash dividends of $0.07 per share in each of the second, third and fourth quarters totaling $7.0 million, in the aggregate.

Results of Operations—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

U.S. Operations

	Year Ended December 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$200,325	$220,567	$(20,242)	(9)
Recurring	79,296	73,808	5,488	7
Other	5,609	12,165	(6,556)	(54)

Total revenues	285,230	306,540	(21,310)	(7)

Expenses:
Compensation and employee benefits	128,715	130,117	(1,402)	(1)
Transaction processing	42,524	39,178	3,346	9
Other expenses	97,991	101,442	(3,451)	(3)

Total expenses	269,230	270,737	(1,507)	(1)

Income before income tax expense	$16,000	$35,803	$(19,803)	(55)

        While total annual volumes were essentially unchanged, commissions and fees decreased 9% reflecting the higher proportion of average daily volumes executed by lower-priced sell-side clients, which increased to 59% of our volumes compared to 52% in 2014, adversely impacting our revenue per share. Following the SEC Settlement we saw a decline in trading activity from some buy-side clients that either suspended trading or significantly reduced the amount of trade flow sent to ITG. While substantially all of the accounts that suspended trading with ITG have resumed sending some level of trade flow, much work remains to bring all of our clients back to the level of engagement we experienced prior to the SEC Settlement. This decline in buy-side trade flow also had a negative impact on sell-side activity as there was less liquidity in POSIT, resulting in fewer crossing opportunities.

	Year Ended December 31,
U.S. Operations: Key Indicators*	2015	2014	Change	% Change
Total trading volume (in billions of shares)	40.9	40.9	(0.0)	(0)
Average trading volume per day (in millions of shares)	162.2	162.5	(0.3)	(0)
Average revenue per share	$0.0043	$0.0047	$(0.0004)	(9)
U.S. market trading days	252	252	—	—

*
Excludes activity from ITG Net commission share arrangements.

        Recurring revenues increased due to higher research subscriptions in addition to higher connectivity fees. Connectivity fees increased primarily from an increase in revenue from global connections previously recorded in our Canadian and Asia Pacific Operations segments, as a result of a change in our attribution method, and an increase in revenue from connections delivered out of the ITG PM solution. These increases in connectivity revenue were partially offset by connections lost due to the impact of client attrition from our OMS product. Research subscriptions increased from higher subscription revenues from new accounts subscribing to our investment research products and a shift in the recognition of certain corporate subscriptions revenue in energy research to the U.S. Operations segment from the Canadian Operations segment, partially offset by the impact of the discontinuation of our healthcare market research business in May 2015. The Energy Research Sale is expected to reduce recurring revenues in the U.S. Operations segment by approximately $18 million in 2016.

        Other revenues decreased primarily due to declines in transaction advisory services revenues from our energy research team and lower net revenue earned from stock loan matched book transactions.

        Compensation and employee benefits costs decreased as a result of lower incentive-based compensation to our management team associated with global profitability levels and with lower headcount at the end of the year. As a percentage of revenues, compensation costs increased to 45.1% as compared to 42.4% in 2014 due to the impact of the fixed components of compensation costs on lower revenues and our need to retain staff during this challenging period.

        Transaction processing costs increased due to an increase in the proportion of trading by clients where liquidity was taken (which typically costs more than transactions in which clients are providing liquidity on an execution venue), more settlement tickets processed and higher costs from outsourcing the clearing of select accounts to a third party. These factors, along with the impact of our lower average revenue per share, increased transaction processing costs as a percentage of commissions and fees to 21.2% from 17.8% in 2014.

        Other expenses decreased $3.5 million due to a higher credit for research and development costs charged to other segments as more of these resources have been centralized in the U.S., along with lower depreciation and software amortization.

Canadian Operations

	Year Ended December 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$49,169	$59,992	$(10,823)	(18)
Recurring	5,563	9,575	(4,012)	(42)
Other	8,296	8,066	230	3

Total revenues	63,028	77,633	(14,605)	(19)

Expenses:
Compensation and employee benefits	20,078	23,901	(3,823)	(16)
Transaction processing	8,783	9,710	(927)	(10)
Other expenses	23,524	26,763	(3,239)	(12)

Total expenses	52,385	60,374	(7,989)	(13)

Income before income tax expense	$10,643	$17,259	$(6,616)	(38)

        Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $9.8 million and $7.2 million, respectively, resulting in a decrease of $2.6 million to pre-tax income.

        Canadian commissions and fees were down 18% as the impact of the SEC Settlement and a weaker Canadian dollar offset strong trading levels in the early part of the year. MATCH Now's volume grew by more than 30% during 2015.

        Recurring revenues decreased primarily from lower revenue from global connections due to a change in our attribution method and from a shift in the recognition of energy research subscription revenue from corporate accounts to the U.S. Operations segment.

        Other revenues increased due to higher principal trading gains on inter-listed arbitrage trading.

        Compensation and employee benefits costs decreased due to currency translation and lower incentive compensation.

        Transaction processing costs decreased due to the favorable impact from currency translation of $1.3 million, partially offset by higher costs associated with increased principal trading activity and higher execution charges on shares traded in the U.S. by Canadian clients.

        Other expenses were down due to the impact of currency translation as well as reductions to facilities costs, consulting fees and research distribution fees paid to the U.S. Operations. These decreases were slightly offset by higher market data costs.

European Operations

	Year Ended December 31,
$ in thousands	2015	2014	Change	% Change
Revenues
Commissions and fees	$113,633	$113,988	$(355)	—
Recurring	16,272	13,924	2,348	17
Other	(176)	(502)	326	(65)

Total revenues	129,729	127,410	2,319	2

Expenses:
Compensation and employee benefits	38,924	35,983	2,941	8
Transaction processing	29,887	26,796	3,091	12
Other expenses	32,674	30,550	2,124	7

Total expenses	101,485	93,329	8,156	9

Income before income tax expense	$28,244	$34,081	$(5,837)	(17)

        Currency translation from a weaker British Pound decreased European revenues and expenses by $10.1 million and $7.9 million, respectively, diminishing pre-tax income by $2.2 million.

        European results in 2015 include the results of ITG RFQ-hub for a full year versus five months in 2014 following the July 30, 2014 acquisition date.

        Our European commissions and fees were flat with 2014 despite an unfavorable currency impact of $8.9 million and a lower average commission rate primarily due to an increase in sell-side clients trading in POSIT and an increase in institutional clients using our trading algorithms. While the growth in our value traded was nearly twice the growth rate of overall European value traded, an increased portion was from sell-side clients. Although we earn a lower commission rate on sell-side trading, this activity produces incremental profitability, uses excess capacity and grows the liquidity in POSIT.

        Recurring revenue increased primarily from a full period of ITG RFQ-hub activity as compared to only five months in 2014 as well as an increase in billed analytics revenue. Other revenues improved due to a lower impact of trade errors and client accommodations.

        Compensation and benefits increased due to higher salaries from a full period of ITG RFQ-hub, investments in our sales team and higher deferred stock-based compensation associated with awards granted for 2014 and 2013.

        Transaction processing costs increased as a result of an increase in the average daily notional value traded. As a percentage of commissions and fees, transaction processing costs increased to 26.3% from 23.5% in 2014 due to the impact of a higher proportion of value traded by lower-rate, sell-side clients.

        Other expenses increased due to higher charges for global research and development costs, increases in business development and customer connectivity costs and a full period of costs from ITG RFQ-hub.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$42,552	$41,625	$927	2
Recurring	6,053	6,487	(434)	(7)
Other	(426)	(1,186)	760	(64)

Total revenues	48,179	46,926	1,253	3

Expenses:
Compensation and employee benefits	18,165	20,378	(2,213)	(11)
Transaction processing	10,298	10,716	(418)	(4)
Other expenses	18,096	17,522	574	3

Total expenses	46,559	48,616	(2,057)	(4)

Income (loss) before income tax benefit	$1,620	$(1,690)	$3,310	nm

  nm—Not meaningful

        Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues by $5.1 million and expenses by $2.6 million, reducing our pre-tax profit by $2.5 million.

        Asia Pacific commissions and fees increased despite unfavorable currency translation and the impact of the SEC Settlement in the second half of 2015 due to strong order flow earlier in the year by U.S. clients and local Asian clients trading into Australia and Hong Kong and the increased use of our trading algorithms and our POSIT Alert block crossing system.

        Recurring revenues decreased primarily from lower revenue earned from global connections due to a change in our attribution method and currency translation. Other revenues improved due to lower client accommodations and errors.

        Compensation and employee benefits decreased due to lower headcount, reduced severance charges and favorable currency translation.

        Transaction processing costs decreased due to a higher proportion of our trading in markets where our costs are lower. As a percentage of commissions and fees, these costs declined to 24.2% from 25.7% in 2014.

        Other expenses increased primarily because of the higher charges for global research and development costs, higher software amortization and consulting expenses.

Corporate

        Corporate activity includes investment income and other gains as well as costs not associated with operating the businesses within our regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.

        For 2015, we reported pre-tax income from Corporate activity of $64.7 million, reflecting the $107.7 million gain on the Energy Research Sale, $0.9 million of investment income and $43.9 million of costs. For 2014, we incurred a pre-tax loss from Corporate activity of $20.5 million, reflecting investment income of $1.3 million and costs of $21.8 million. The $22.1 million increase in costs reflected the $20.3 million cost for the SEC Settlement and related legal and other fees of $4.9 million, offset in part by $2.1 million of reductions in compensation and benefits from the executive changes announced in August 2015 and lower intangible amortization costs due to the full amortization of certain assets.

Consolidated income tax expense

        Our effective tax rate was 24.5% for 2015 compared to 21.7% for 2014. The low rate in 2015 primarily reflected the impact of a low tax rate on the Energy Research Sale from the availability of a deductible basis that was mostly written-off for book purposes in 2012, significant income generated in Europe where we are taxed at a lower rate and profitability generated in Asia Pacific where we are not incurring a tax cost due to the availability of net operating losses. These impacts were partially offset by a tax expense of $6.5 million on a deemed dividend associated with an amendment to the capital structure of our operations outside North America. The low rate in 2014 reflects the impact of strong earnings from Europe, where we are taxed at a lower rate, and a $2.7 million tax benefit arising from settling multi-year tax return positions offset by establishing additional reserves for other tax positions. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operation—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        As noted above, effective in the first quarter of 2015, the Company is presenting its regional segment results excluding the impact of corporate activity. Prior period segment data has been restated to conform to the 2015 presentation.

U.S. Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$220,567	$231,140	$(10,573)	(5)
Recurring	73,808	76,720	(2,912)	(4)
Other	12,165	10,016	2,149	21

Total revenues	306,540	317,876	(11,336)	(4)

Expenses:
Compensation and employee benefits	130,117	121,606	8,511	7
Transaction processing	39,178	41,995	(2,817)	(7)
Other expenses	101,442	113,842	(12,400)	(11)

Total expenses	270,737	277,443	(6,706)	(2)

Income before income tax expense	$35,803	$40,433	$(4,630)	(11)

        Commissions and fees decreased due to a 3% reduction in our average daily trading volumes. Although our average revenue per share remained unchanged year over year at $0.0047, the proportion of average daily volumes executed by lower-priced sell-side clients increased to 52% of our volumes compared to 50% in 2013, reducing our revenue per share. While we also saw lower revenue per share from sell-side clients, we continued to see improvement in the revenue per share from buy-side clients.

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

        Other expenses decreased $12.4 million, reflecting lower data center, data and connectivity expenses from our cost reduction initiatives and lower depreciation, software amortization and consulting fees. There was also a higher credit for research and development costs charged to other segments. These reductions were partially offset by an increase in employee recruiting and legal fees.

Canadian Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$59,992	$57,507	$2,485	4
Recurring	9,575	9,294	281	3
Other	8,066	7,355	711	10

Total revenues	77,633	74,156	3,477	5

Expenses:
Compensation and employee benefits	23,901	25,929	(2,028)	(8)
Transaction processing	9,710	10,691	(981)	(9)
Other expenses	26,763	26,883	(120)	—

Total expenses	60,374	63,503	(3,129)	(5)

Income before income tax expense	$17,259	$10,653	$6,066	62

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

        Compensation and employee benefits costs decreased primarily due to the impact of currency translation and a decrease in share-based compensation, which fluctuates for legacy awards to Canadian employees based on the changes in the market price of our stock, partially offset by an increase in incentive-based compensation related to increased profitability.

        Transaction processing costs decreased due to lower rates for clearing and settlement from contract renegotiation with our clearing provider, lower execution costs as a higher percentage of our volume was executed in MATCH Now and the impact of currency translation. As a percentage of commission and fees, transaction processing costs declined to 16.2% from 18.6% in 2013.

        The decrease in other expenses was primarily driven by lower connectivity expenses and the impact of currency translation, partially offset by higher charges for historical market data and legal-related expenses.

European Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues
Commissions and fees	$113,988	$79,639	$34,349	43
Recurring	13,924	12,508	1,416	11
Other	(502)	(547)	45	(8)

Total revenues	127,410	91,600	35,810	39

Expenses:
Compensation and employee benefits	35,983	30,216	5,767	19
Transaction processing	26,796	19,567	7,229	37
Other expenses	30,550	21,817	8,733	40

Total expenses	93,329	71,600	21,729	30

Income before income tax expense	$34,081	$20,000	$14,081	70

        Currency translation from a stronger average British Pound increased European revenues and expenses by $6.8 million and $5.2 million, respectively, adding $1.6 million to pre-tax income.

        European results include substantially all the ITG RFQ-hub operations since the July 30, 2014 acquisition date, adding $2.0 million in revenues, mostly recurring, and $2.2 million in expenses.

        Our European commissions and fees grew 43% in 2014 as compared to 2013, far outpacing the 16% growth in market-wide value traded. The investments we made in our infrastructure and our product suite resulted in increased activity from buy-side and sell-side clients using our electronic brokerage offerings, including our trading algorithms and POSIT, and from clients using our POSIT Alert block crossing system. We also saw increased commissions from the use of our high-touch trading services. Commissions and fees also benefitted from $5.9 million in favorable currency translation.

        Recurring revenues increased primarily from the new connectivity revenue from ITG RFQ-hub.

        Compensation and employee benefits increased due to higher incentive-based compensation related to improved performance, increase in headcount, including employees from the ITG RFQ-hub acquisition, and the impact of the unfavorable currency translation of $1.7 million. This increase was offset, in part, by $3.1 million in lower compensation associated with the outsourcing of our research and development facility in Israel to a third-party service provider.

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

        Other expenses increased due to higher charges for (a) global research and development costs, (b) historical market data, (c) consulting costs, net of capitalization, attributable to the outsourcing of our research and development facility in Israel to a third-party service provider, (d) marketing costs and (e) the additional costs added by ITG RFQ-hub.

Asia Pacific Operations

	Year Ended December 31,
$ in thousands	2014	2013	Change	% Change
Revenues:
Commissions and fees	$41,625	$40,333	$1,292	3
Recurring	6,487	5,650	837	15
Other	(1,186)	(272)	(914)	nm

Total revenues	46,926	45,711	1,215	3

Expenses:
Compensation and employee benefits	20,378	19,437	941	5
Transaction processing	10,716	11,539	(823)	(7)
Other expenses	17,522	16,861	661	4

Total expenses	48,616	47,837	779	2

Loss before income tax benefit	$(1,690)	$(2,126)	$436	(21)

nm—Not meaningful

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

        The increase in other expenses reflects higher charges for historical market data and global research and development, as well as increases in hardware and software maintenance and connectivity, partially offset by reductions in market data costs.

Corporate

        For 2014, we incurred a pre-tax loss from Corporate activity of $20.5 million, reflecting investment income of $1.3 million and costs of $21.8 million. For 2013, we incurred a pre-tax loss from Corporate activity of $25.9 million, reflecting investment income of $1.5 million and costs of $27.4 million. Corporate costs in 2013 included $2.6 million of duplicate rent charges associated with the build out of our new headquarters in lower Manhattan while we still occupied our then-existing headquarters in midtown Manhattan, a $3.9 million charge related to our office move, including a reserve for the remaining lease obligation and a $1.5 million restructuring charge to close our technology research and development facility in Israel. These costs were partially offset by a $1.3 million reversal of previously-recorded 2012 and 2011 restructuring liabilities as a portion of the space vacated in our Los Angeles office was sub-let and certain legal and other employee-related accruals were deemed unnecessary.

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

Liquidity and Capital Resources

Liquidity

        Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in U.S. government money market mutual funds and other money market mutual funds. At December 31, 2015, unrestricted cash and cash equivalents totaled $330.7 million. Included in this amount is $117.1 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of additional dividends. Should we need to do so in the future, our effective tax rate may increase. As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers' trading activity and market volatility. At December 31, 2015, we had interest-bearing security deposits totaling $23.3 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2016, we entered into a new $150 million 364-day revolving credit agreement (the "New Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The terms and conditions of the New Credit Agreement are similar to the credit agreement that matured in January 2016 (see Note 14, Borrowings, and Note 24, Subsequent Events), except that the unused commitment fee is 0.75%.

        We self-clear equity trades in Hong Kong and Australia, maintaining restricted cash deposits of $26.0 million primarily to support overdraft facilities and we had deposits with clearing organizations of $5.8 million at December 31, 2015. In Europe, we maintain $1.6 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $41.9 million at December 31, 2015.

        We expect our cash balance to decline in the first quarter of 2016 as we make tax payments related to the gain from the Energy Research Sale and certain restructurings we have completed, as well as upon payment of incentive compensation for 2015.

Capital Resources

        Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

        The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$91,570	$50,892	$31,085
Gain on sale of energy business	(107,699)	—	—
Non-cash items included in net income	74,226	58,963	70,898
Effect of changes in receivables/payables from/to customers and brokers	14,778	(34,627)	(25,274)
Effect of changes in other working capital and operating assets and liabilities	(24,129)	67,312	(31,517)

Net cash provided by operating activities	$48,746	$142,540	$45,192

        The decrease in cash flow provided by operating activities for 2015 was driven by lower adjusted net income (see Non-GAAP Financial Measures) and a decrease in accounts payable and accrued expenses. The 2014 increase was driven by strong net income and an increase in accounts payable and accrued expenses.

        In the normal course of our clearing and settlement activities worldwide, cash is typically used to fund restricted or segregated cash accounts (under regulations and otherwise), broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables/payables from/to customers and brokers. The cash requirements vary from day to day depending on volume transacted and customer trading patterns.

Investing Activities

        Net cash provided by investing activities of $73.3 million includes the net proceeds from the Energy Research Sale, partially offset by investments in software development projects and computer hardware and software.

Financing Activities

        Net cash used in financing activities of $58.6 million primarily reflects repurchases of ITG common stock, our dividend program, shares withheld for net settlements of share-based awards and repayments of long-term debt, offset by net proceeds from short-term bank borrowings that are used to support our settlement activities.

        During 2015, we repurchased 2.4 million shares of our common stock at a cost of approximately $51.0 million, which was funded from our available cash resources. Of these shares, 2.0 million were purchased under our Board of Directors' authorization for a total cost of $42.0 million. An additional 0.4 million shares ($9.0 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of December 31, 2015, the total remaining number of shares currently available for repurchase under ITG's stock repurchase program was 2.8 million. The specific timing and amount of repurchases will vary based on market conditions and other factors. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

        In April 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2015, our Board of Directors declared and we paid quarterly cash dividends of $0.07 per share in each of the second, third and fourth quarters totaling $7.0 million, in the aggregate.

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

        Net capital balances and the amounts in excess of required net capital at December 31, 2015 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$91,360	$90,360
AlterNet	4,747	4,589
ITG Derivatives	1,950	950

        As of December 31, 2015, ITG Inc. had $7.3 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under agreements for proprietary accounts of broker-dealers.

        In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2015, is summarized in the following table (dollars in thousands):

Canadian Operations	Net Capital	Excess
Canada	$24,879	$24,519
European Operations
Ireland	60,375	39,481
U.K.	3,292	2,502
Asia Pacific Operations
Australia	11,276	8,470
Hong Kong	27,205	21,296
Singapore	603	427

Liquidity and Capital Resource Outlook

        Historically, our working capital, stock repurchase, dividend program and investment activity requirements have been funded from cash from operations and short-term loans, with the exception of strategic acquisitions, which at times have required long-term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of the New Credit Agreement. However, our ability to borrow additional funds may be impacted by financial lending institutions' ability or willingness to lend to us on commercially acceptable terms.

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

Aggregate Contractual Obligations

        As of December 31, 2015, our contractual obligations and other commercial commitments amounted to $184.7 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase of goods and services	$40,798	$33,909	$5,992	$897	$—
Long-term debt	3,606	508	1,410	1,495	193
Capital lease obligations	8,961	5,692	3,269	—	—
Operating lease obligations	125,899	16,916	23,306	17,966	67,711
Minimum payments under certain employment arrangements(a)	5,462	5,344	28	28	62

Total	$184,726	$62,369	$34,005	$20,386	$67,966

(a)
Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2015, we would be obligated to pay separation payments totaling $5.5 million.

        The above information excludes $15.6 million of gross unrecognized tax benefits discussed in Note 9, Income Taxes, to the consolidated financial statements, because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

        As part of the $150 million, 364-day credit agreement we entered into in January 2016, we are required to pay a commitment fee of 0.75% on any unborrowed amounts.

New Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented and will not have a material impact on the Consolidated Statement of Financial Condition.

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

Goodwill Impairment: Testing Methodology and Valuation Considerations

        We obtained goodwill and intangible assets as a result of the acquisitions of certain of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. We are required to periodically assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent our business segments. Our annual goodwill impairment assessment involves assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of our qualitative analysis suggests that the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss using a two-step impairment test. The two-step impairment testing process is as follows:

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

Share-Based Compensation

        In accordance with ASC 718, Compensation—Stock Compensation, share-based payment transactions require the application of a fair value methodology that involves various assumptions. The fair value of options awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected life of the option, risk-free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. The fair value of restricted stock unit awards with a market condition is estimated on the date of grant using a Monte Carlo simulation model. A Monte Carlo simulation is an iterative technique designed to estimate future payouts by taking into account our current stock price, the volatility of our common stock, risk-free rates, and a risk-neutral valuation methodology.

        Although both models meet the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

Contingencies and Uncertainties

        The use of estimates is important in determining provisions for potential losses that may arise from litigation, mediation, arbitration, regulatory proceedings and various contingencies and uncertainties. Our accounting for contingencies and uncertainties follows the guidance prescribed under ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and can be reasonably estimated. We review the status of each significant matter and evaluate its potential financial exposure on a regular basis. If the potential loss from any exposure is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of the inherent uncertainties in the evaluation process, accruals are based only on the best information available at the time, so actual losses may be different from the originally estimated provision. As additional information becomes available, our reassessment of the potential liability may lead to a revision in our estimates. These revisions in the estimates of the potential liabilities could have a material impact on the company's results of operations for any particular period.

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

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to interest-sensitive financial instruments in our investment portfolio and our revolving credit facility as well as our variable rate term debt. Given that our $150 million credit facility is specifically earmarked for limited short-term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Similarly, because only a small portion of our term debt is subject to a variable rate, the impact of any adverse change in interest rates should not be material. Interest-sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest-bearing investment portfolio primarily consists of short-term, high-credit-quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $326.5 million and $321.8 million as of December 31, 2015 and 2014, respectively. Our interest-bearing investments are not insured and, because of the short-term high quality nature of the investments, are not likely to fluctuate significantly in market value.

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

        Approximately 38% and 45% of our revenues for the years ended December 31, 2015 and 2014, respectively, were denominated in non-U.S. Dollar currencies. For the years ended December 31, 2015 and 2014, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $8.7 million and $4.5 million, respectively.

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

Cash Management Risk

        Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after-tax rate of return. Our policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. Our first priority is to reduce the risk of principal loss. We seek to preserve our invested funds by limiting default risk, market risk, and re-investment risk. We attempt to mitigate default risk by investing principally in U.S. government money market mutual funds, other money market mutual funds and other short-term government debt-based instruments.

        For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2015 and 2014, our unrestricted cash and cash equivalents and mutual fund securities owned were $333.7 million and $279.1 million, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2016

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$330,653	$275,210
Cash restricted or segregated under regulations and other	37,852	38,080
Deposits with clearing organizations	70,860	72,527
Securities owned, at fair value	5,598	12,073
Receivables from brokers, dealers and clearing organizations	1,036,777	644,614
Receivables from customers	49,176	107,935
Premises and equipment, net	55,496	60,306
Capitalized software, net	39,379	38,333
Goodwill	11,933	12,803
Intangibles, net	24,611	31,595
Income taxes receivable	128	105
Deferred taxes	23,590	37,209
Other assets	22,969	20,059

Total assets	$1,709,022	$1,350,849

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	$169,530	$199,211
Short-term bank loans	81,934	78,360
Payables to brokers, dealers and clearing organizations	960,559	600,041
Payables to customers	9,957	11,132
Securities sold, not yet purchased, at fair value	2,637	8,253
Income taxes payable	17,017	19,772
Deferred taxes	—	703
Term debt	12,567	17,781

Total liabilities	1,254,201	935,253

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,300,885 and 52,229,962 shares issued at December 31, 2015 and December 31, 2014, respectively	523	522
Additional paid-in capital	239,090	240,135
Retained earnings	571,626	487,462
Common stock held in treasury, at cost; 19,207,419 and 18,000,756 shares at December 31, 2015 and December 31, 2014, respectively	(336,923)	(306,629)
Accumulated other comprehensive loss (net of tax)	(19,495)	(5,894)

Total stockholders' equity	454,821	415,596

Total liabilities and stockholders' equity	$1,709,022	$1,350,849

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Commissions and fees	$405,679	$436,172	$408,619
Recurring	107,184	103,794	104,172
Other	121,940	19,848	18,010

Total revenues	634,803	559,814	530,801

Expenses:
Compensation and employee benefits	209,323	215,758	201,254
Transaction processing	91,492	86,400	83,792
Occupancy and equipment	57,495	59,811	69,022
Telecommunications and data processing services	51,523	51,187	53,607
Other general and administrative	101,915	79,349	77,431
Restructuring charges	—	—	(75)
Interest expense	1,829	2,322	2,715

Total expenses	513,577	494,827	487,746

Income before income tax expense	121,226	64,987	43,055
Income tax expense	29,656	14,095	11,970

Net income	$91,570	$50,892	$31,085

Income per share:
Basic	$2.70	$1.44	$0.84

Diluted	$2.63	$1.40	$0.82

Basic weighted average number of common shares outstanding	33,907	35,349	36,788
Diluted weighted average number of common shares outstanding	34,815	36,365	38,114

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$91,570	$50,892	$31,085
Other comprehensive loss, net of tax:
Currency translation adjustment	(13,601)	(14,430)	(3,338)

Other comprehensive loss	(13,601)	(14,430)	(3,338)

Comprehensive income	$77,969	$36,462	$27,747

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance at December 31, 2012	$—	$520	$245,002	$405,485	$(253,111)	$11,874	$409,770

Net income	—	—	—	31,085	—	—	31,085
Other comprehensive loss	—	—	—	—	—	(3,338)	(3,338)
Issuance of common stock for restricted stock unit awards (1,203,142 shares), including tax benefit shortfall and award cancellations of $1.5 million	—	—	(19,774)	—	17,559	—	(2,215)
Issuance of common stock for the employee stock purchase plan (121,363 shares)	—	2	933	—	—	—	935
Purchase of common stock for treasury (2,005,200 shares)	—	—	—	—	(28,169)	—	(28,169)
Shares withheld for net settlements of share-based awards (352,051 shares)	—	—	—	—	(4,532)	—	(4,532)
Share-based compensation	—	—	13,896	—	—	—	13,896

Balance at December 31, 2013	$—	$522	$240,057	$436,570	$(268,253)	$8,536	$417,432

Net income	—	—	—	50,892	—	—	50,892
Other comprehensive loss	—	—	—	—	—	(14,430)	(14,430)
Issuance of common stock in connection with the employee stock option plan (14,228 shares) and for restricted stock unit awards (1,123,720 shares), including net excess tax benefit of $0.6 million	—	—	(16,244)	—	16,020	—	(224)
Issuance of common stock for the employee stock purchase plan (71,587 shares)	—	—	963	—	—	—	963
Purchase of common stock for treasury (2,671,637 shares)	—	—	—	—	(48,165)	—	(48,165)
Shares withheld for net settlements of share-based awards (367,367 shares)	—	—	—	—	(6,231)	—	(6,231)
Share-based compensation	—	—	15,359	—	—	—	15,359

Balance at December 31, 2014	$—	$522	$240,135	$487,462	$(306,629)	$(5,894)	$415,596

Net income	—	—	—	91,570	—	—	91,570
Other comprehensive loss	—	—	—	—	—	(13,601)	(13,601)
Issuance of common stock in connection with the employee stock option plan (39,002 net settled shares) and for restricted stock unit awards (1,159,047 shares), including net excess tax benefit of $2.1 million	—	—	(20,299)	—	20,621	—	322
Issuance of common stock for the employee stock purchase plan (70,924 shares)	—	1	1,166	—	—	—	1,167
Purchase of common stock for treasury (1,992,831 shares)	—	—	—	—	(42,046)	—	(42,046)
Dividends declared on common stock	—	—	2	(7,406)	109	—	(7,295)
Shares withheld for net settlements of share-based awards (418,135 shares)	—	—	—	—	(8,978)	—	(8,978)
Share-based compensation	—	—	18,086	—	—	—	18,086

Balance at December 31, 2015	$—	$523	$239,090	$571,626	$(336,923)	$(19,495)	$454,821

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$91,570	$50,892	$31,085
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of energy research business	(107,699)	—	—
Depreciation and amortization	44,151	49,384	53,606
Deferred income tax expense (benefit)	12,912	(4,979)	3,051
Provision for doubtful accounts	496	(801)	(405)
Share-based compensation	16,667	15,359	13,539
Fixed asset disposal	—	—	649
Non-cash restructuring charges, net	—	—	357
Goodwill and other asset impairment	—	—	101
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	55	(616)	(9,491)
Deposits with clearing organizations	(1,113)	38,347	(45,622)
Securities owned, at fair value	5,973	(5,489)	2,445
Receivables from brokers, dealers and clearing organizations	(404,818)	211,491	43,612
Receivables from customers	53,909	(37,238)	(63,376)
Accounts payable and accrued expenses	(18,978)	27,389	9,936
Payables to brokers, dealers and clearing organizations	366,462	(203,805)	(48,338)
Payables to customers	(775)	(5,075)	42,828
Securities sold, not yet purchased, at fair value	(5,102)	6,162	(2,086)
Income taxes receivable/payable	1,710	6,194	12,148
Excess tax benefit	(2,982)	(1,278)	(510)
Other, net	(3,692)	(3,397)	1,663

Net cash provided by operating activities	48,746	142,540	45,192

Cash Flows from Investing Activities:
Proceeds from sale of energy research business, net of deal costs	111,240	—	—
Investment in unconsolidated affiliates	—	(2,669)	(474)
Acquisition of subsidiaries and minority interests, net of cash acquired	—	(18,293)	—
Capital purchases	(11,905)	(13,798)	(33,549)
Capitalization of software development costs	(26,003)	(26,331)	(22,579)

Net cash provided by (used in) investing activities	73,332	(61,091)	(56,602)

Cash Flows from Financing Activities:
Repayments of term loans	(8,820)	(12,551)	(9,505)
Proceeds of short-term bank loans, net	3,573	4,821	51,385
Proceeds from sales-lease back transactions	—	—	20,565
Excess tax benefit	2,982	1,278	510
Debt issuance costs	—	(1,200)	—
Common stock issued	1,742	96	177
Common stock repurchased	(42,046)	(48,165)	(28,169)
Dividends paid	(7,030)	—	—
Shares withheld for net settlements of share-based awards	(8,978)	(6,231)	(4,532)

Net cash (used in) provided by financing activities	(58,577)	(61,952)	30,431

Effect of exchange rate changes on cash and cash equivalents	(8,058)	(6,184)	(2,999)

Net increase in cash and cash equivalents	55,443	13,313	16,022

Cash and cash equivalents—beginning of year	275,210	261,897	245,875

Cash and cash equivalents—end of year	$330,653	$275,210	$261,897

Supplemental cash flow information:
Interest paid	$3,607	$3,979	$3,343
Income taxes paid (refunded)	$15,098	$11,909	$(4,079)
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures funded by financing from seller	$3,606	$—	$—

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Organization and Basis of Presentation

        Investment Technology Group, Inc. (the "Company" or "ITG") was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. ("AlterNet") and ITG Derivatives LLC ("ITG Derivatives"), institutional broker-dealers in the United States ("U.S."), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., the Company's intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, LLC, a provider of independent data-driven investment research ("ITG Investment Research"), and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

        ITG is an independent broker and financial technology firm that improves the efficiency and execution quality of institutional trading. ITG helps clients understand market trends, mitigate risk and navigate increasingly complex markets. A leader in electronic trading since launching the POSIT crossing network in 1987, ITG takes a consultative approach in delivering the highest quality execution and liquidity solutions along with analytical tools and research. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

        The Company's business is organized into four reportable operating segments (see Note 22, Segment Reporting):

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

        Effective in the first quarter of 2015, the Company is presenting its regional segment results excluding the impact of corporate activity. For this purpose, corporate activity includes investment income and other gains as well as costs not associated with operating the businesses within the Company's regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with the Company's global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses. Prior to this change in segment measure, corporate activity was included in the region where the income/expense was earned/incurred, which primarily was in the U.S. Operations segment. Prior period segment data has been restated to conform to the 2015 presentation.

        The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the financial statements.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent ownership), in which the Company has the ability to exercise significant influence but neither has a controlling interest nor is the primary beneficiary, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in Accounting Standards Codification ("ASC") 810, Consolidation, a partially-owned affiliate would be consolidated as a variable interest entity when it has less than a 50% ownership if the Company was the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

        Other revenues include: (1) income from principal trading in the Company's Canadian Operations, including arbitrage trading, (2) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign currency transactions unrelated to equity trading, (3) the net interest spread earned on securities borrowed and loaned matched book transactions, (4) transaction advisory services provided to potential purchasers of energy-related investments, (5) non-recurring consulting services, such as one-time implementation and customer-training-related activities, (6) investment and interest income, (7) interest income on securities borrowed in connection with customers' settlement activities, (8) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including client errors and accommodations) and (9) non-recurring gains and losses such as divestitures.

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

Securities Transactions

        Receivables from brokers, dealers and clearing organizations include amounts receivable for fails to deliver, cash deposits for securities borrowed, the net amounts receivable on open transactions from clearing organizations and non-U.S. broker-dealers and billed amounts for commissions and fees and balance transfers on client commission arrangements, net of an allowance for doubtful accounts. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, securities loaned and execution cost payables. Receivables from customers consist of fails to deliver, the net amounts receivable on open transactions from non-U.S. customers, as well as prepaid research and billed amounts for commissions and fees and research services, net of an allowance for doubtful accounts. Payables to customers primarily consist of fails to receive. Commissions and fees and related expenses for all securities transactions are recorded on a trade date basis.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Client commissions allocated for research and related prepaid and accrued research balances for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	2015	2014	2013
Client commissions allocated for research	$110.9	$119.4	$123.0

Prepaid research, gross	$3.5	$4.3	$4.5
Allowance for prepaid research	(0.1)	—	(0.2)

Prepaid research, net of allowance	$3.4	$4.3	$4.3

Accrued research payable	$46.3	$56.7	$52.0

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

Research and Development

        All research and development costs are expensed as incurred. Research and development costs, which are primarily included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, were approximately $29.2 million, $35.8 million and $41.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Business Combinations, Goodwill and Other Intangibles

        Assets acquired and liabilities assumed are recorded at their fair values on the date of acquisition. The cost to be allocated in a business combination includes consideration paid to the sellers, including cash and the fair values of assets distributed and the fair values of liabilities assumed. Both direct (e.g., legal and professional fees) and indirect costs of the business combination are expensed as incurred. Certain agreements to acquire entities include potential additional consideration that is payable, contingent on the acquired company maintaining or achieving specified earnings levels in future periods. The fair value of any contingent consideration is recognized on the acquisition date with subsequent changes in that fair value reflected in the results of operations. The consolidated financial statements and results of operations reflect an acquired business from the date of acquisition.

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

        The risk-free interest rate used in the Black-Scholes option-pricing model is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

dividend is based upon the current dividend rate. No options were granted during the three years ended December 31, 2015.

        The fair value of restricted stock unit awards is based on the fair value of the Company's common stock on the grant date.

        Certain restricted stock unit awards granted have both service and market conditions. Awards with market conditions are valued based on (a) the grant date fair value of the award for equity-based awards or (b) the period-end fair value for liability-based awards. Fair value for market condition based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's common stock. Compensation costs for awards with market conditions are recognized for each separately vesting portion of the award over the estimated service period calculated by the Monte Carlo simulation model.

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

Common Stock Held in Treasury, at Cost

        The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders' equity and included in common stock held in treasury, at cost, in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 19.2 million and 18.0 million shares of common stock in treasury as of December 31, 2015 and 2014, respectively.

Recently Adopted Accounting Standards

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under this guidance, a disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(or will have) a major impact on an entity's operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The impact of adopting this FASB guidance on the Company's sale of the energy research business is reflected in Note 5, Acquisitions and Divestitures.

        In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carrryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. These provisions require unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The adoption of these provisions did not have a material impact on ITG's consolidated financial statements.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	—	—	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,571	2,571	—	—
Mutual funds	3,027	3,027	—	—

Total	$5,631	$5,631	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,637	2,637	—	—

Total	$2,637	$2,637	$—	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	6,965	6,965	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	8,160	8,160	—	—
Mutual funds	3,913	3,913	—	—

Total	$19,071	$19,071	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	8,253	8,253	—	—

Total	$8,253	$8,253	$—	$—

        Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds and other money market mutual funds.

        Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

        Certain of the Company's assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following December 31, 2015, substantially all have settled at the contracted amounts.

        The Company believes the carrying amounts of its term-debt obligations at December 31, 2015 and 2014 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)   Restructuring Charges

2011 Restructuring

        In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

        Activity and liability balances recorded as part of the 2011 restructuring plan through December 31, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$833
Utilized—cash	(561)

Balance at December 31, 2015	$272

        The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

        In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

        Activity and liability balances recorded as part of the 2010 restructuring plan through December 31, 2015 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2014	$1,391
Utilized—cash	(409)

Balance at December 31, 2015	$982

        The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(5)   Acquisitions and Divestitures

        On December 22, 2015, the Company completed the sale of the subsidiaries conducting its energy research business to an affiliate of Warburg Pincus ("Buyer"), pursuant to an agreement dated November 5, 2015. Upon closing of the sale, the Buyer paid the Company $120.5 million in cash consideration. As part of this transaction, the Company will continue to provide energy research to its institutional clients, serving as the exclusive sales partner for institutional investors for at least two years. The transaction does not involve the Company's non-energy investment research offerings.

        The Company determined that the sale of the energy research business did not represent a strategic shift that would have a major effect on its operations and financial results and therefore the energy research business does not meet the requirements to be treated as a discontinued operation. As such, the results of the energy research business through the sale date of December 22, 2015 are

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

included in continued operations on the Consolidated Statement of Operations, primarily in the U.S. Operations segment.

        The Company recorded a pre-tax gain upon completion of the sale of $107.7 million and an after-tax gain of $91.4 million. The pre-tax gain is recorded in other revenue on the Consolidated Statement of Operations for the year ended December 31, 2015. The pre-tax gain is net of a working capital adjustment on the closing balance sheet and direct costs to sell the energy research business, including professional fees, cash compensation, the acceleration of previously-issued deferred stock awards and $0.2 million of currency translation losses reclassified to the results of operations.

        The following table summarizes the components of the pre-tax gain (dollars in thousands):

Cash proceeds from sale	$120,500
Working capital adjustment	(1,615)
Carrying value of net assets disposed	(3,025)
Direct selling costs	(8,161)

Pre-tax gain on sale	$107,699

ID'S

        On July 30, 2014, the Company acquired 100% of ID'S for $22.5 million, including acquired cash of $4.2 million. ID'S, subsequently renamed ITG Software Solutions (France) SAS ("ITGSSF"), is a Paris-based company that supports ITG RFQ-hub, a multi-asset platform for global-listed and over-the-counter ("OTC") financial instruments. ITG RFQ-hub connects buy-side trading desks and portfolio managers with a large network of sell-side market makers, allowing these trading desks to place requests-for-quotes in OTC-negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. The platform will remain available on a standalone basis and has been integrated into ITG's Triton execution management system.

        The results of ITGSSF have been included in the Company's consolidated financial statements since its acquisition date. At closing, $22.5 million was paid. Contingent payments of approximately $4.8 million were available to the sellers if certain revenue targets were achieved in 2015. None of the contingent payments were recognized as the revenue targets were not achieved as of December 31, 2015.

        The following table summarizes the fair values of assets acquired and liabilities assumed at the date of the acquisition (dollars in thousands):

Cash consideration	$22,499

Total purchase price	$22,499

Cash	$4,206
Accounts receivable, net	1,035
Customer related intangibles	2,674
Computer software	2,273
Trade Name	160
Deferred Tax Liability	(1,650)
Goodwill	13,801

Total purchase price	$22,499

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The goodwill and intangible assets were assigned to the European Operations segment. The acquired customer relationships and internal developed software are amortized over 15 and 5 years, respectively. The trade name has an indefinite life. The goodwill and intangible assets are not deductible for tax purposes.

        The Company incurred professional fees related to this transaction of $0.8 million, which has been included in other general and administrative expenses in the Consolidated Statements of Operations.

(6)   Goodwill and Other Intangibles

Goodwill

        The following table presents the changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2015 (dollars in thousands):

European Operations
Balance at December 31, 2013	$—
2014 Activity:
Acquisition of ID'S	13,801
Currency translation adjustment	(998)

Balance at December 31, 2014	12,803
2015 Activity:
Currency translation adjustment	(870)

Balance at December 31, 2015	$11,933

Other Intangible Assets

        Acquired other intangible assets consisted of the following at December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,545	$—	$8,545	$—	—
Customer-related intangibles	23,322	10,400	30,272	11,210	14.3
Proprietary software	23,558	20,803	23,558	19,959	6.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—

Total	$55,814	$31,203	$62,764	$31,169

        At December 31, 2015, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

        Amortization expense for definite-lived intangibles was $3.2 million, $4.3 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in other general and administrative expense in the Consolidated Statements of Operations.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        During the year ended December 31, 2015, no intangibles were deemed impaired, and accordingly, no adjustment was required. As a result of the sale of the energy research business (see Note 5, Acquisitions and Divestitures), $3.8 million of customer intangibles, net of accumulated amortization, were disposed of at December 22, 2015.

        The Company's estimate of future amortization expense for acquired other intangibles that exist at December 31, 2015 is as follows (dollars in thousands):

Year	Estimated Amortization
2016	$2,557
2017	2,406
2018	2,197
2019	1,959
2020	1,767
Thereafter	4,791

Total	$15,677

(7)   Cash Restricted or Segregated Under Regulations and Other

        Cash restricted or segregated under regulations and other represents (a) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (b) a special reserve bank account for the exclusive benefit of customers ("Special Reserve Bank Account") maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended ("Customer Protection Rule"), or agreements for proprietary accounts of broker dealers ("PABs"), (c) funds on deposit for Canadian and European trade clearing and settlement activity, (d) segregated balances under a collateral account control agreement for the benefit of certain customers, and (e) funds relating to the securitization of bank guarantees supporting the Company's Australian lease.

(8)   Securities Owned and Sold, Not Yet Purchased

        The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	2015	2014	2015	2014
Corporate stocks—trading securities	$2,571	$8,160	$2,637	$8,253
Mutual funds	3,027	3,913	—	—

Total	$5,598	$12,073	$2,637	$8,253

        Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9)   Income Taxes

        Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2015	2014	2013
Current:
Federal	$5,731	$4,802	$2,628
State	(1,645)	4,823	1,634
Foreign	12,647	9,449	4,657

	16,733	19,074	8,919
Deferred:
Federal	13,665	(4,701)	1,606
State	2,570	1,026	992
Foreign	(3,312)	(1,304)	453

	12,923	(4,979)	3,051

Total	$29,656	$14,095	$11,970

        Income before income taxes consisted of the following (dollars in thousands):

	2015	2014	2013
U.S.	$51,797	$15,779	$15,687
Foreign	69,429	49,208	27,368

Total	$121,226	$64,987	$43,055

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Deferred income taxes are provided for temporary differences in reporting certain items. The tax effects of temporary differences that gave rise to the net deferred tax assets (liabilities) at December 31 were as follows (dollars in thousands):

	2015	2014
Deferred tax assets:
Compensation and benefits	$13,742	$17,252
Net operating loss and capital loss carryover	16,094	16,949
Share-based compensation	6,488	7,719
Allowance for doubtful accounts	396	452
Tax benefits on uncertain tax positions	2,862	3,507
Goodwill and other intangibles	9,483	16,256
Other	7,736	8,568

Total deferred tax assets	56,801	70,703
Less: valuation allowance	19,444	20,400

Total deferred tax assets, net of valuation allowance	37,357	50,303

Deferred tax liabilities:
Depreciation	(1,281)	(1,575)
Capitalized software	(12,072)	(11,870)
Other	(414)	(352)

Total deferred tax liabilities	(13,767)	(13,797)

Net deferred tax assets	$23,590	$36,506

        The deferred tax assets and deferred tax liabilities detailed above are presented on a net basis by tax jurisdiction on the accompanying Statements of Financial Condition. At December 31, 2015, the Company believes that it is more-likely-than-not that future reversals of its existing taxable temporary differences and the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. The Company's valuation allowance is primarily the result of historical operating losses in the Asia Pacific entities, where a full valuation allowance is maintained for all deferred tax assets and net operating losses, as well as on certain tax credits generated in the U.S.

        Net operating loss carry forwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong and Australia	$72,644	Indefinite
United States	3,754	15 years
Ireland	165	Indefinite

	$76,563

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	0.4	5.5	3.9
Foreign tax impact, net	(7.2)	(12.8)	(6.4)
Deemed dividend on capital structure amendment(1)	5.4	—	—
Impact of deductible basis on the sale of energy research business	(14.8)	—	—
Non-deductible costs(2)	6.1	0.9	1.0
Other, net	(0.4)	(6.9)	(5.7)

Effective income tax rate	24.5%	21.7%	27.8%

(1)
Reflects the impact of the tax on a deemed dividend from amending the capital structure of the Company's operations outside of North America.

(2)
Includes the impact of the non-deductible fine and related revenue disgorgement paid in August 2015 to the Securities and Exchange Commission (the "SEC") (see Note 21, Commitments and Contingencies).

        The excess tax benefits realized on the exercises of stock options and the vesting of employee restricted stock unit awards reduced current taxes payable in 2015 and 2014 by $2.1 million (net of $0.9 million of tax shortfalls) and $1.1 million (net of $0.2 million of tax shortfalls), respectively. For the year ended December 31, 2013, the tax benefits realized on the exercises of stock options and the vesting of employee restricted stock unit awards was less than the deferred benefits that were recorded based on grant date fair values. The resulting net tax shortfall on these awards, along with the impact of cancelled awards, reduced additional paid-in capital by $1.5 million. For further discussion, see Note 19, Employee and Non-Employee Director Stock and Benefit Plans.

        Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since the Company recognized a current tax expense of $6.5 million in 2015 on the deemed dividend on all such cumulative undistributed earnings as part of the amendment to the capital structure of its operations outside of North America.

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

        During 2015, the Company (a) resolved uncertain tax positions in the U.S. for fiscal years 2006 through 2012, reducing tax reserves, (b) revised estimates for certain tax positions for other prior years, increasing tax reserves and (c) adjusted accruals for prior year returns. The net effect was a decrease in tax expense of $2.0 million.

        During 2014, the Company (a) amended certain prior-year tax returns in the U.S. for deductions in those years not previously taken, (b) resolved uncertain tax positions in the U.S. for fiscal years 2007 through 2010, reducing tax reserves, (c) revised estimates for certain tax positions for other prior years,

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

increasing tax reserves and (d) adjusted accruals for prior year returns. The net effect was a decrease in tax expense of $2.7 million.

        During 2013, uncertain tax positions in the U.S. were resolved for the 2003-2006 and 2008-2010 fiscal years resulting in a decrease in the recorded liability of $0.5 million and the related deferred tax asset of $0.2 million. Also, in 2013, an uncertain tax position in Europe for the 2011 year was resolved, resulting in a decrease in the recorded liability of $0.9 million. As a result of these resolutions, the Company recognized a tax benefit of $1.2 million. Additionally, the Company reduced reserves related to prior years following the resolution of tax contingencies primarily in Europe.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2015	2014	2013
Balance, January 1	$14,395	$13,074	$13,726
Additions based on tax positions related to the current year	2,807	309	404
Additions based on tax positions of prior years	349	3,681	434
Reductions for tax positions of prior years	(36)	(84)	(148)
Reductions due to settlements with taxing authorities	(1,773)	(1,108)	(124)
Reductions due to expiration of statute of limitations	(189)	(1,477)	(1,218)

Balance, December 31	$15,553	$14,395	$13,074

        Included in the balance at December 31, 2015, 2014 and 2013, are $14.6 million, $12.7 million, and $11.9 million, respectively, of unrecognized tax benefits (net of offsetting federal benefits, where appropriate) which, if recognized, would affect the Company's effective tax rate.

        With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2008. The Internal Revenue Service is currently examining the Company's U.S. federal income tax returns for 2008 through 2012. Certain state and local returns are also currently under various stages of audit. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

        At December 31, 2015, interest expense of $4.7 million, gross of related tax effects of $1.9 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2015, 2014 and 2013, the Company recognized $0.1 million, $0.8 million and $0.5 million, respectively, of tax-related interest expense. No tax penalties were recorded during 2015, 2014 or 2013.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

        The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables from		Payables to
	2015	2014	2015	2014
Broker-dealers	$167,514	$147,240	$64,763	$51,615
Clearing organizations	3,480	1,447	7,644	39,433
Securities borrowed	866,520	496,596	—	—
Securities loaned	—	—	888,152	508,993
Allowance for doubtful accounts	(737)	(669)	—	—

Total	$1,036,777	$644,614	$960,559	$600,041

Receivables from, and Payables to, Customers

        The following is a summary of receivables from, and payables to, customers at December 31 (dollars in thousands):

	Receivables from		Payables to
	2015	2014	2015	2014
Customers	$49,688	$108,518	$9,957	$11,132
Allowance for doubtful accounts	(512)	(583)	—	—

Net	$49,176	$107,935	$9,957	$11,132

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of past due balances, historical collection experience and other specific account data. Account balances are written off against the allowance when it is determined that the receivable is uncollectible. The allowance was increased by $0.5 million in 2015 and decreased by $0.8 million and $0.4 million in 2014 and 2013, respectively. The decrease in 2014 included a $1.0 million reduction from revising the allowance estimation methodology after evaluating historical trends, the number of days invoices were outstanding, client patterns and the Company's write-off history.

Securities Borrowed and Loaned

        As of December 31, 2015, securities borrowed as part of the Company's matched book operations with a fair value of $861 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

included in other revenue on the Consolidated Statements of Operations for 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013
Interest earned	$5,512	$15,072	$17,756
Interest incurred	(3,720)	(10,218)	(10,786)

Net	$1,792	$4,854	$6,970

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

        The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of December 31, 2015:
Deposits paid for securities borrowed	$866,520	$—	$866,520	$866,520	$—
Deposits received for securities loaned	(888,152)	—	(888,152)	(868,843)	(19,309)
As of December 31, 2014:
Deposits paid for securities borrowed	$496,596	$—	$496,596	$496,374	$222
Deposits received for securities loaned	(508,993)	—	(508,993)	(497,462)	(11,531)

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In accordance with ASU Topic 860, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures", the gross obligations of deposits received for securities loaned was $472.2 million for equity securities and $415.9 million for corporate bonds at December 31, 2015 and $386.2 million for equity securities and $122.8 million for corporate bonds at December 31, 2014. The remaining contractual maturities of these agreements were overnight and continuous.

(11) Premises and Equipment

        The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2015	2014
Furniture, fixtures and equipment	$154,202	$152,885
Leasehold improvements	46,910	49,951

	201,112	202,836
Less: accumulated depreciation and amortization	145,616	142,530

Total	$55,496	$60,306

        Depreciation and amortization expense relating to premises and equipment amounted to $16.3 million, $19.2 million and $21.0 million during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in occupancy and equipment expense in the Consolidated Statements of Operations. During 2015, premises and equipment costs and related accumulated depreciation and amortization were reduced by $4.0 million and $2.8 million, respectively, for assets that are no longer in use.

(12) Capitalized Software

        The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2015	2014
Capitalized software costs	$80,732	$79,966
Less: accumulated amortization	41,353	41,633

Total	$39,379	$38,333

        Software costs totaling $26.0 million and $26.3 million were capitalized in 2015 and 2014, respectively, related to the continued development of new features and functionalities across the entire ITG product line. During 2015, capitalized software costs and related accumulated amortization were each reduced by $24.8 million for fully amortized costs.

        As of December 31, 2015 and December 31, 2014, capitalized software costs of $0.1 million and $0.6 million, respectively were not subject to amortization as the underlying products were not yet available for release. Other general and administrative expenses in the Consolidated Statements of Operations included $24.6 million, $25.8 million and $28.5 million related to the amortization of capitalized software costs in 2015, 2014 and 2013, respectively.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	2015	2014
Accrued research payables	$46,274	$56,736
Accrued compensation and benefits	49,441	62,271
Accrued rent	16,744	19,169
Trade payables	17,817	19,547
Deferred revenue	9,760	13,836
Deferred compensation	3,027	3,918
Accrued restructuring	1,254	2,224
Accrued transaction processing	2,390	2,981
Other	22,823	18,529

Total	$169,530	$199,211

(14) Borrowings

Short-term Bank Loans

        The Company's international securities clearing and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At December 31, 2015, there was $81.9 million outstanding under these facilities at a weighted average interest rate of approximately 1.2% associated with international settlement activities.

        In the U.S., securities clearing and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under the Credit Agreement described below.

        ITG Inc., as borrower, and Investment Technology Group, Inc. ("Parent Company"), as guarantor, maintained a $150 million two-year revolving credit agreement (the "Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent that matured in January 2016 (see Note 24, Subsequent Event). The purpose of this credit line was to provide liquidity for the Company's U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Parent Company had additional flexibility with its existing cash and future cash flows from operations to selectively invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Under the Credit Agreement, interest accrued at a rate equal to (a) a base rate, determined by reference to the federal funds rate plus (b) a margin of 2.50%. Available but unborrowed amounts under the Credit Agreement are subject to an unused commitment fee of 0.50%. Among other restrictions, the terms of the Credit Agreement include (a) negative covenants related to liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as requirements for maintaining minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

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

        At December 31, 2015 and 2014, there were no amounts outstanding under the Credit Agreement.

Term Debt

        At December 31, term debt is comprised of the following (dollars in thousands):

	2015	2014
Term Loans	$3,606	$2,653
Obligations under capital lease	8,961	15,128

Total	$12,567	$17,781

        On December 30, 2015, the Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services ("H-P Loan"), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 beginning in April 2016 and accrues interest at 2.95%. The reductions to the principal balance applying the interest method to the required payments are as follows (dollars in thousands):

Year	Aggregate Amount
2016	$508
2017	695
2018	715
2019	737
2020	758
2021	193

$3,606

        On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement (the "Equipment Loan Agreement") with Banc of America Leasing & Capital, LLC ("Bank of America"). The four-year term loan established under this agreement (the "Equipment Loan") was secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The Equipment Loan was payable in monthly principal installments of $530,600 through May 2015 and accrued interest at 3.0% plus the average one month London Interbank Offered Rate for dollar deposits.

        Along with the Equipment Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America ("Master Lease Agreement"), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. At December 31, 2015, there was $0.2 million outstanding under this facility, which will be fully paid by June 2016.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company ("BMO") to finance equipment and construction expenditures related to the build-out of the Company's new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1. At December 31, 2015, there was $8.7 million outstanding under the BMO facility. The reductions to the remaining principal balance applying the interest method to the estimated minimum lease payments are as follows (dollars in thousands):

Year	Amount
2016	$5,455
2017	3,269

$8,724

        The Master Lease Agreement and the BMO facility all require compliance with the financial covenants of the Credit Agreement.

        Interest expense on the Credit Agreement, the Equipment Loan Agreement, the Master Lease Agreement and the BMO facility, including commitment fees and the amortization of debt issuance costs totaled $1.8 million, $2.3 million and $2.7 million in 2015, 2014 and 2013, respectively.

(15) Accumulated Other Comprehensive Income

        The components and allocated tax effects of other comprehensive income for the periods ended December 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
December 31, 2015
Currency translation adjustment	$(19,495)	$—	$(19,495)

Total	$(19,495)	$—	$(19,495)

December 31, 2014
Currency translation adjustment	$(5,894)	$—	$(5,894)

Total	$(5,894)	$—	$(5,894)

        Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since the Company recognized a current tax expense in 2015 on the deemed dividend on all such cumulative undistributed earnings and translation adjustments as part of the amendment to the capital structure of its operations outside of North America.

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

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000 and $1.0 million, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

        Net capital balances and the amounts in excess of required net capital at December 31, 2015 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$91,360	$90,360
AlterNet	4,747	4,589
ITG Derivatives	1,950	950

        As of December 31, 2015, ITG Inc. had $7.3 million of cash in Special Reserve Bank Accounts for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

        In addition, the Company's Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2015, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$24,879	$24,519
European Operations
Ireland	60,375	39,481
U.K.	3,292	2,502
Asia Pacific Operations
Australia	11,276	8,470
Hong Kong	27,205	21,296
Singapore	603	427

(17) Stockholders' Equity

        The Company's current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of its businesses as well as return capital to stockholders through share repurchases and dividends on common stock.

Stock Repurchase Program

        To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market. The table below

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

summarizes the Company's share repurchases beginning January 1, 2013 under its Board of Directors' authorizations:

		Amount Authorized by Board (Shares in millions)		Shares Remaining Under Board Authorization (millions)	Shares Repurchased Under Board Authorization
			Total Shares Repurchased (millions)
	Expiration Date
Repurchase Program Authorization Date					2015	2014	2013
October 2011	none	4.0	4.0	—	—	—	1.5
May 2013	none	4.0	4.0	—	0.8	2.7	0.5
October 2014	none	4.0	1.2	2.8	1.2	—	—

Total shares repurchased under authorization					2.0	2.7	2.0

Cost (millions)					$42.0	$48.2	$28.2

Average share price					$21.10	$18.03	$14.05

        The Company also repurchased approximately 0.4 million shares of common stock during each of 2015, 2014 and 2013 to satisfy the minimum statutory employee withholding tax upon the net settlement of restricted stock unit awards.

Dividend Program

        In April 2015, the Company's Board of Directors initiated a dividend program under which the Company began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2015, the Board of Directors declared and the Company paid quarterly cash dividends of $0.07 per share in each of the second, third and fourth quarters totaling $7.0 million in the aggregate.

(18) Off-Balance Sheet Risk and Concentration of Credit Risk

        The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear, respectively, equities and/or derivative contracts. Associated with the Company's memberships, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house. While the rules governing different exchange or clearing house memberships vary, in general, the Company's obligations would arise only if the exchanges and clearing houses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company's consolidated financial statements.

        The Company's customer financing and securities settlement activities may require the Company to pledge customer securities as collateral in support of various secured financing transactions such as bank loans. In the event the financing counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

(19) Employee and Non-Employee Director Stock and Benefit Plans

        The 2007 Omnibus Equity Compensation Plan (the "2007 Plan") was approved by the Company's stockholders and became effective on May 8, 2007 (the "Effective Date") and was last amended and restated effective June 11, 2015. As of the Effective Date, the Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (the "Directors' Retainer Fee Subplan") and the Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (the "Directors' Equity Subplan," and collectively with the Directors' Retainer Fee Subplan, the "Subplans") were merged with and into the 2007 Plan. Since the Effective Date, the Subplans have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made. In October 2008, the Compensation Committee of the Company's Board of Directors adopted the Equity Deferral Award Program, another subplan under the 2007 Plan. This subplan, last amended and restated on May 19, 2015, is now known as the Variable Compensation Stock Unit Award Program Subplan, and continues to be a subplan under the 2007 Plan (the "VCSUA Subplan").

        Under the 2007 Plan, 13,068,208 shares of the Company's common stock are authorized. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

with future awards. Shares of common stock surrendered in payment of the exercise price of a stock option and shares withheld or surrendered for payment of taxes are not available for re-issuance under the 2007 Plan. Options outstanding as of December 31, 2015 that have been granted under the 2007 Plan are exercisable on dates ranging through July 2016. The 2007 Plan will remain in effect until June 10, 2025, unless terminated, or extended, by the Board of Directors with the approval of the Company's stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously-granted awards will remain outstanding in accordance with their applicable terms and conditions.

        In January 2006, the Board of Directors adopted the Directors' Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors' Equity Subplan was amended and restated on February 7, 2008 and more recently on May 19, 2015. The Directors' Equity Subplan provides for the grant of restricted stock unit awards to non-employee directors of the Company. Under the Directors' Equity Subplan, a newly appointed non-employee director will be granted restricted stock unit awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. Such initial restricted stock unit award will vest annually in three equal installments, beginning on the first anniversary of the date of grant so long as the director has continued to serve on the Board of Directors from the grant date to the applicable vesting date. In addition, non-employee directors will be granted restricted stock unit awards valued at $72,000 annually on the day of each of the Company's annual meetings of stockholders at which directors are elected or reelected by the Company's stockholders. Such annual restricted stock unit awards will vest in full on the day immediately preceding the Company's next annual meeting of stockholders at which directors are elected or reelected by the Company's stockholders so long as the director has continued to serve on the Board of Directors from the grant date through the vesting date.

        Under the 2007 Plan, the Company is permitted to grant time-based stock options, in addition to performance-based option awards to employees and directors, however the Company did not grant any option awards under the 2007 Plan during the three years ended December 31, 2015. Outstanding time-based option awards vest annually in three equal installments, beginning on the first anniversary of the date of grant, if the employee has remained continuously employed or if the director has continued to serve on the Board of Directors from the grant date to the applicable vesting date. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time-based option awards over the vesting period.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The tables below summarize the Company's outstanding stock options as of December 31, 2015, 2014 and 2013 and changes during the years then ended:

Options Outstanding	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	510,975	26.77
Granted	—	—
Exercised	—	—
Forfeited	(167,649)	46.18

Outstanding at December 31, 2013	343,326	17.29
Granted	—	—
Exercised	(14,228)	14.28
Forfeited	(22,245)	20.09

Outstanding at December 31, 2014	306,853	17.23
Granted	—	—
Exercised	(71,455)	16.26
Forfeited	(192,733)	18.71

Outstanding at December 31, 2015	42,665	$12.17

Amount exercisable at December 31,
2015	42,665	$12.17
2014	306,853	17.23
2013	262,017	17.28

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.17	42,665	0.5	$12.17	42,665	$12.17

        For the year ended December 31, 2015, the Company did not record share-based compensation expense related to the Company's outstanding stock options. For the years ended December 2014 and 2013, the Company recorded share-based compensation expense of $0.1 million and $0.6 million, respectively, related to the Company's outstanding stock options, which was offset by related income tax benefits of less than $0.1 million and $0.3 million, respectively.

        The weighted average remaining contractual term of stock options currently exercisable is 0.5 years.

        All of the stock options outstanding at December 31, 2015 were time-based.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        The provision for income taxes excludes excess current tax benefits related to the exercise of stock options. During 2015, the exercise of 71,455 stock options gave rise to an excess current tax benefit of less than $0.1 million, however, this amount was offset by a tax shortfall on exercises and cancellations totaling $0.6 million. During 2014, the exercise of 14,228 stock options did not give rise to an excess current tax benefit, however a tax shortfall that occurred on exercises and cancellations totaling $0.1 million was recognized. During 2013, no stock options were exercised and as a result the provision for income taxes did not include a current tax benefit related to the exercise of stock options. A tax shortfall related to cancellations of $0.3 million was recognized in 2013. These tax shortfalls are reflected as decreases to additional paid-in capital as a result of the tax deduction being less than the cumulative book compensation cost.

        The following table summarizes information about stock options at December 31, 2015, 2014 and 2013:

($ in thousands)	2015	2014	2013
Total intrinsic value of stock options exercised	$370	$74	$—
Weighted average grant date fair value of stock options granted during period, per share	—	—	—
Cash received from stock option exercises	$298	203	—

        The total intrinsic value for both outstanding and exercisable stock options at December 31, 2015 was $0.2 million.

        As of December 31, 2015, all costs related to outstanding stock options have been fully recognized.

        Stock option exercises are settled from issuance of shares of the Company's common stock held in treasury to the extent available.

        Under the 2007 Plan, the Company is permitted to grant restricted stock unit awards to employees. Generally, and except for awards granted under the VCSUA Subplan, restricted stock unit awards granted since 2007 vest in one of the following manners: (a) cliff vest on the second or third anniversary of the grant date, depending on the terms of the award, so long as the award recipient is employed on such date, or (b) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date (market-based restricted stock units). Accordingly, not all restricted stock units awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over this two, three- or four-year period, as applicable.

        Under the VCSUA Subplan, each eligible participant is granted a number of basic stock units on the date the year-end cash bonus would otherwise be paid to the participant equal to (i) the amount by which the participant's variable compensation is reduced as determined by the Compensation Committee of the Board of Directors, divided by (ii) the fair market value of a share of the Company's common stock on the date of grant. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 10% of the number of basic stock units granted. Basic stock units under the VCSUA Subplan that are time-based typically vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company, and is in good standing on, each applicable vesting date. Time-based matching stock units will vest 100% on the third anniversary of the date of grant, if

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the participant remains continuously employed by the Company through, and is in good standing on, such vesting date. Basic units under the VCSUA Subplan that are market-based vest in equal installments on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding each of the vesting dates is greater than the 90-day average of the Company's common stock price preceding the grant date. Matching stock units on market-based awards will vest 100% on the fourth anniversary of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company's common stock price preceding the vesting date is greater than the 90-day average of the Company's common stock price preceding the grant date.

        The Company has also issued to members of its executive committee basic stock units under the VCSUA that vest on each of the first, second, and third anniversaries of the date of grant based upon the level of the Company's adjusted return-on-equity ("ROE") achieved for each of the three fiscal years, respectively, that ends immediately prior to the applicable vesting date (ROE-based restricted stock units). In addition to the ROE performance criteria being achieved, the participant must remain continuously employed by the Company through, and be in good standing on, each applicable vesting date. The number of ROE-based restricted basic stock units awarded will be earned in each of the three fiscal years in the performance period if the target ROE is achieved at 100% and such number may increase or decrease if the actual ROE achieved is above or below the target ROE. In addition, certain senior employees have received matching ROE-based restricted stock units and such awards vest on the third anniversary of the date of grant based upon the average of the ROE achieved during the three-year period that ends immediately prior to the applicable vesting date. The number of matching ROE-based restricted stock units awarded will be earned if the target average ROE is achieved at 100% and such number may increase or decrease if the actual average ROE achieved is above or below the target average ROE. All vested stock units are settled in shares of ITG common stock within 30 days after the date on which such stock units vest.

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

        During 2011, in conjunction with the acquisition of the Ross Smith Energy Group Ltd. ("RSEG"), the Company granted Inducement Awards to certain RSEG employees. Stock units for 181,623 shares vested in equal installments on December 31, 2011, 2012 and 2013 and stock units for 181,328 shares vested in equal installments on each of the first three anniversaries of the grant date of the awards.

        The Company recorded share-based compensation expense of $16.4 million, $15.0 million and $13.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to restricted stock unit awards which were offset by related income tax benefits of approximately $6.6 million, $6.0 million and $5.2 million, respectively.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        A summary of the status of the Company's restricted stock unit awards as of December 31, 2015, 2014 and 2013 and changes during the years then ended are presented below:

	Number of Shares underlying Performance-Based Restricted Stock Units	Number of Shares underlying Time-Based Restricted Stock Units	Total Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	677,831	2,383,504	3,061,335	13.25
Granted	91,932	931,879	1,023,811	12.00
Vested	(64,865)	(1,138,277)	(1,203,142)	14.47
Forfeited	(246,155)	(197,622)	(443,777)	12.20

Outstanding at December 31, 2013	458,743	1,979,484	2,438,227	12.31
Granted	219,644	1,257,745	1,477,389	15.45
Vested	(145,786)	(977,934)	(1,123,720)	13.63
Forfeited	(94,579)	(38,089)	(132,668)	12.10

Outstanding at December 31, 2014	438,022	2,221,206	2,659,228	13.51
Granted	263,766	1,932,425	2,196,191	18.79
Vested	(97,112)	(1,061,935)	(1,159,047)	13.49
Forfeited	(227,201)	(298,135)	(525,336)	16.10

Outstanding at December 31, 2015	377,475	2,793,561	3,171,036	$16.75

        At December 31, 2015, 196,862 of the outstanding performance-based restricted stock unit awards were market-based restricted stock units and 180,613 were ROE-based restricted stock units.

        On December 22, 2015, the Company sold its energy research business (See Note 5, Acquisitions and Divestitures). Upon the closing of the transaction, the Company accelerated the vesting of 113,718 restricted stock unit awards held by employees that were part of the energy research business and are included in the table above. The cost to modify the vesting schedule of these shares was $1.4 million and is included as a direct cost of the sale that reduced the gain included in other revenues in the Consolidated Statement of Operations.

        As of December 31, 2015, there was $34.2 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. These costs are expected to be recognized over a weighted average period of approximately 2.2 years. During 2015, restricted stock unit awards with a fair value of approximately $24.9 million vested.

        The provision for income taxes excludes excess current tax benefits related to the vesting of restricted stock unit awards. For the year ended December 31, 2015, the excess tax benefits totaled $2.9 million while tax shortfalls from cancellations were less than $0.3 million. Such tax benefits are reflected as an increase in additional paid-in capital while tax shortfalls arising from the tax deduction being less than the cumulative book compensation cost is reflected as a decrease in additional paid-in capital. For the year ended December 31, 2014, the excess tax benefits totaled $1.3 million while tax shortfalls from cancellations were $0.4 million. During 2013, there were no such tax benefits, but rather a tax shortfall of $1.2 million related to the vesting and cancellation of restricted stock unit awards.

        Under the 2007 Plan and the VCSUA Subplan, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the 2007 Plan and VCSUA Subplan as described above and are settled in cash. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the applicable vesting period. For

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the years ended December 31, 2015, 2014 and 2013, the Company recorded share-based compensation expense of $2.2 million, $3.5 million and $7.3 million, respectively related to phantom share awards offset by related tax benefits of $0.8 million, $0.9 million and $2.0 million, respectively.

        A summary of the status of the Company's phantom share awards as of December 31, 2015, 2014 and 2013 and changes during the years then ended are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	695,710	13.72
Granted	249,365	12.01
Vested	(245,296)	14.52
Forfeited	(28,017)	14.92

Outstanding at December 31, 2013	671,762	12.74
Granted	—	—
Vested	(310,121)	14.06
Forfeited	(3,292)	11.73

Outstanding at December 31, 2014	358,349	11.61
Granted	—	—
Vested	(257,279)	11.58
Forfeited	(43,272)	10.99

Outstanding at December 31, 2015	57,798	$12.24

        At December 31, 2015, all of the outstanding phantom share awards were time-based.

        As of December 31, 2015, there was $0.1 million of total unrecognized compensation cost related to grants of phantom share awards. These costs are expected to be recognized over a weighted average period of approximately 0.15 years. The Company discontinued granting phantom share awards effective January 1, 2014 and the remaining awards outstanding will vest on February 22, 2016.

ITG Employee and Non-Employee Director Benefit Plans

        All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan ("RSP"). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $265,000 during 2015. Since January 1, 2012, the Company matching contribution applies to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company's international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $4.9 million, $4.3 million, and $4.6 million in 2015, 2014 and 2013, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

        Non-employee directors receive an annual retainer fee of $60,000, with the exception of the chairman who receives $160,000 under the Directors' Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 13,846 units or shares, 18,716 units or shares, and 33,010 units or shares in 2015, 2014 and 2013, respectively. At December 31, 2015, there were 199,225 deferred share units outstanding. The cost of the Directors' Retainer Fee Subplan was approximately $1.2 million, $738,000, and $714,000 in 2015, 2014 and 2013, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

        In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan ("ESPP"), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full-time employees in the U.S. and Canada to purchase shares of ITG common stock at a 15% discount. Effective during the fourth quarter of 2015, the ESPP was amended to allow all full-time employees to enroll in the plan. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share-based compensation expense related to the ESPP of $268,000, $272,000 and $242,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Shares distributed under the ESPP are newly-issued shares.

(20) Earnings Per Share

        The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	2015	2014	2013
Net income for basic and diluted earnings per share	$91,570	$50,892	$31,085

Shares of common stock and common stock equivalents:
Weighted average shares—basic	33,907	35,349	36,788
Effect of dilutive securities	908	1,016	1,326

Weighted average shares—diluted	34,815	36,365	38,114

Earnings per share:
Basic	$2.70	$1.44	$0.84

Diluted	$2.63	$1.40	$0.82

        At December 31, 2015 and 2014, approximately 0.1 million and 0.4 million share equivalents (based on the treasury stock method), respectively, were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

(21) Commitments and Contingencies

  Legal Matters

        The Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business, except (1) putative class action lawsuits and a derivative action have been filed with respect to the Company and certain of its current and former executives in connection with the Company's announcement of the SEC matter described in the following paragraph (and other related actions could be filed) and (2) the Company's former President and Chief Executive

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Officer served a Demand for Arbitration upon the Company in connection with the August 2015 termination of his employment.

        On August 12, 2015, the Company reached a final settlement with the staff of the Division of Enforcement of the SEC in connection with the SEC's investigation into a proprietary trading pilot operated within AlterNet for sixteen months in 2010 through mid-2011. The investigation was focused on customer disclosures, Form ATS regulatory filings and customer information controls relating to the pilot's trading activity, which included (a) crossing against sell-side clients in POSIT and (b) violations of Company policy and procedures by a former employee. These violations principally involved information breaches for a period of several months in 2010 regarding sell-side parent orders flowing into ITG's algorithms and executions by all customers in non-POSIT markets that were not otherwise available to ITG clients. According to the terms of the settlement, the Company paid an aggregate amount of $20.3 million, representing a civil penalty of $18 million, disgorgement of approximately $2.1 million in trading revenues and prejudgment interest of approximately $250,000. The $20.3 million settlement amount was reserved in the second quarter of 2015. During the year ended December 31, 2015, the Company incurred legal and other costs related to this matter of $4.9 million.

        In connection with the announcement of the SEC investigation, two putative class action lawsuits were filed with respect to the Company and certain of its current and former executives and have since been consolidated into a single action captioned In re Investment Technology Group, Inc. Securities Litigation before the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants made material misrepresentations or omitted to disclose material facts concerning, among other subjects, the matters that were the subject of the SEC settlement regarding AlterNet, and the SEC investigation that led to the SEC settlement. The complaint seeks an unspecified amount of damages under the federal securities laws.

        On November 27, 2015, a purported shareholder of the Company filed a shareholder derivative action captioned Watterson v. Gasser et. al. against eleven current or former officers and directors of the Company in the Supreme Court for the State of New York. The Company is named as a nominal defendant, and the plaintiff purports to seek recovery on its behalf. The complaint generally alleges that the individual defendants breached their fiduciary duties to the Company in connection with the matters that were the subject of the SEC settlement regarding AlterNet.

        In October 2015, the Company's former President and Chief Executive Officer (the "Former CEO") filed a Demand for Arbitration before the American Arbitration Association against the Company. The Former CEO's statement of claim alleges that the Company breached his employment agreement with the Company by terminating his employment for "cause", and further alleges that the Company defamed him. The statement of claim seeks an award of damages and equity valued in the arbitration demand at $8.0 million, plus an additional $5.0 million in actual and punitive damages with respect to the defamation claim.

        In addition to the above proceedings, the Company's broker-dealer subsidiaries are subject to or involved in ongoing investigations and other proceedings by government agencies and self-regulatory organizations regarding their businesses. Such investigations and other proceedings may result in judgments, settlements, fines, penalties, injunctions or other relief.

        While the Company cannot predict the outcome of these lawsuits, investigations or other proceedings, the Company intends to defend them vigorously as appropriate. The Company is unable to provide a reasonable estimate of any potential liability for ongoing investigations, lawsuits or other proceedings given the stage of such proceedings. The Company believes, based on information currently available, that the outcome of ongoing investigations, lawsuits or other proceedings, individually or in

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the aggregate, will not likely have a material adverse effect on its consolidated financial position. In light of the inherent uncertainties of such proceedings, an adverse outcome of one or more of such proceedings may have a material impact on the results of operations for any particular period.

  Lease Commitments

        The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2029. Rent expense for each of the years ended December 31, 2015, 2014 and 2013 was $12.4 million, $12.4 million and $17.6 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. Rent expense for 2013 includes duplicate rent charges of $2.6 million while the Company built-out its new headquarters and a charge of $2.3 million recorded in the second quarter of 2013 for the remaining rent expense at its old headquarters, which was incurred upon completion of the move. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight-line method over the minimum lease term. Minimum future rental commitments under non-cancelable operating leases follow (dollars in thousands):

Year Ending December 31,	Aggregate Amount
2016	$16,916
2017	12,271
2018	11,035
2019	9,519
2020	8,447
2021 and thereafter	67,711

Total	$125,899

  Other Commitments

        Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2015, the Company would be obligated to pay separation payments totaling $5.5 million.

        Pursuant to contracts expiring through 2019, the Company is obligated to purchase market data, maintenance and other services totaling $40.8 million.

(22) Segment Reporting

        The Company is organized into four geographic operating segments through which the Company's chief operating decision maker manages the Company's business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

  •
  Electronic Brokerage—includes self-directed trading by clients using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options;

  •
  Research, Sales and Trading—includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data harvesting and analysis and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research;

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

  •
  Platforms—includes trade order and execution management software applications in addition to network connectivity; and

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

        A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Corporate	Consolidated
2015
Total revenues	$285,230	$63,028	$129,729	$48,179	$108,637	$634,803
Income (loss) before income tax expense(1)(2)	16,000	10,643	28,244	1,620	64,719	121,226
Identifiable assets	1,304,995	76,561	262,095	65,371	—	1,709,022
Capital purchases	7,748	2,175	1,334	648	—	11,905
Depreciation and amortization	33,971	2,247	6,560	1,373	—	44,151
Non-cash share-based compensation	10,725	1,466	4,505	866	(895)	16,667
2014
Total revenues	$306,540	$77,633	$127,410	$46,926	1,305	$559,814
Income (loss) before income tax expense	35,803	17,259	34,081	(1,690)	(20,466)	64,987
Identifiable assets	929,062	105,898	249,702	66,187	—	1,350,849
Capital purchases	10,645	1,656	1,114	383	—	13,798
Depreciation and amortization	38,659	3,153	6,422	1,150	—	49,384
Non-cash share-based compensation	10,107	695	2,891	979	687	15,359
2013
Total revenues	$317,876	$74,156	$91,600	$45,711	1,458	$530,801
(Loss) income before income tax expense(3)(4)(5)	40,433	10,653	20,000	(2,126)	(25,905)	43,055
Identifiable assets	1,183,986	88,503	202,015	64,968	—	1,539,472
Capital purchases	28,367	1,188	3,323	671	—	33,549
Depreciation and amortization	43,017	3,437	6,012	1,140	—	53,606
Non-cash share-based compensation	9,463	—	2,074	854	1,148	13,539

(1)
In December 2015, the Company completed the sale of the subsidiaries conducting its energy research business to an affiliate of Warburg Pincus, a global private equity firm, for $120.5 million.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

  The pre-tax gain of $107.7 million is net of a working capital adjustment on the closing balance sheet, direct costs related to the sale including share-based compensation costs, and the carrying value of the net assets disposed.

(2)
In August 2015, the Company reached a final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC's investigation into a proprietary trading pilot operated during 2010 and 2011. During 2015, the Company incurred $4.9 million in legal and other related costs associated with this matter.

(3)
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

(4)
During the fourth quarter of 2012, ITG began its build-out of its new lower Manhattan headquarters while continuing to occupy its then-existing headquarters in midtown Manhattan. As a result, ITG incurred duplicate rent charges of $2.6 million during the first half of 2013.

(5)
In the second quarter of 2013, ITG moved into its new headquarters and incurred a one-time charge of $3.9 million, which includes a reserve for the remaining lease obligation at the previous midtown Manhattan headquarters.

        The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	2015	2014	2013
Revenues:
Electronic Brokerage	$268,818	$294,529	$279,829
Research, Sales and Trading	117,340	122,042	107,383
Platforms	94,117	95,926	96,127
Analytics	45,891	46,012	46,004
Corporate (non-product)	108,637	1,305	1,458

Total Revenues	$634,803	$559,814	$530,801

        Long-lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2015	2014	2013
Long-lived Assets at December 31,
United States	$97,226	$107,746	$116,812
Canada	6,357	7,070	5,676
Europe	27,226	29,531	11,413
Asia Pacific	3,162	2,377	2,046

Total	$133,971	$146,724	$135,947

        The Company's long-lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(23) Supplementary Financial Information (unaudited)

        The following tables set forth certain unaudited financial data for the Company's quarterly operations in 2015 and 2014. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2015				(Unaudited) December 31, 2014
$ in thousands, expect per share amounts	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$224,173	$120,409	$140,494	$149,727	$148,966	$134,773	$138,466	$137,609
Expenses:
Compensation and employee benefits	51,711	46,305	53,899	57,408	59,453	52,408	52,720	51,177
Transaction processing	20,111	21,621	25,187	24,573	24,234	21,561	20,109	20,496
Occupancy and equipment	14,424	14,229	14,470	14,372	14,811	14,937	14,985	15,078
Telecommunications and data processing services	12,961	12,779	13,011	12,772	12,893	12,942	12,655	12,697
Other general and administrative	19,894	21,856	42,408	17,757	19,248	20,281	20,715	19,105
Interest expense	427	429	468	505	526	566	594	636

Total expenses	119,528	117,219	149,443	127,387	131,165	122,695	121,778	119,189

Income before income tax expense	104,645	3,190	(8,949)	22,340	17,801	12,078	16,688	18,420
Income tax expense	22,308	480	1,261	5,607	4,820	713	3,762	4,800

Net income	$82,337	$2,710	$(10,210)	$16,733	$12,981	$11,365	$12,926	$13,620

Basic earnings per share	$2.46	$0.08	$(0.30)	$0.49	$0.38	$0.32	$0.36	$0.38

Diluted earnings (loss) per share	$2.40	$0.08	$(0.30)	$0.47	$0.36	$0.32	$0.35	$0.37

Basic weighted average number of common shares outstanding	33,433	33,859	34,076	34,268	34,521	35,093	35,720	36,081

Diluted weighted average number of common shares outstanding	34,359	34,547	34,076	35,451	35,640	36,026	36,641	37,185

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

        Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2015				(Unaudited) December 31, 2014
As a percentage of Total Revenues	Fourth Quarter(a)	Third Quarter	Second Quarter(b)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	23.1	38.4	38.4	38.3	39.9	38.9	38.1	37.2
Transaction processing	9.0	18.0	17.9	16.4	16.3	16.0	14.5	14.9
Occupancy and equipment	6.4	11.8	10.3	9.6	9.9	11.1	10.8	11.0
Telecommunications and data processing services	5.8	10.6	9.3	8.5	8.7	9.6	9.1	9.2
Other general and administrative	8.9	18.2	30.2	11.9	12.9	15.0	15.0	13.9
Restructuring charges	—	—	—	—	—	—	—	—
Interest expense	0.2	0.4	0.3	0.3	0.4	0.4	0.4	0.4

Total expenses	53.4	97.4	106.4	85.0	88.1	91.0	87.9	86.6

Income before income tax expense	46.6	2.6	(6.4)	15.0	11.9	9.0	12.1	13.4
Income tax expense	10.0	0.4	0.9	3.7	3.2	0.5	2.7	3.5

Net income	36.6%	2.2%	(7.3)%	11.3%	8.7%	8.5%	9.4%	9.9%

(a)
Fourth quarter of 2015 results include the non-recurring gain on the sale of the subsidiaries conducting the Company's energy research business to an affiliate of Warburg Pincus (see Note 5, Acquisitions and Divestitures) as well as a tax charge resulting from the amendment of the capital structure of our principal holding company outside North America (see Note 9, Income Taxes).

(b)
Second quarter of 2015 results include the final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC's investigation into a proprietary trading pilot operated during 2010 and 2011 as well as $2.3 million in legal and other settlement related costs incurred during the quarter.

(24) Subsequent Event

        On January 29, 2016, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement (the "New Credit Agreement") with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The New Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. The terms and conditions of the New Credit Agreement are similar to the initial Credit Agreement that matured in January 2016 (see Note 14, Borrowings), except that the unused commitment fee is 0.75%.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in, or disagreements with, accountants reportable herein.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of ITG's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2015.

        The effectiveness of ITG's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, ITG's independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG's internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited Investment Technology Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 29, 2016

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.    Executive Compensation

        Information with respect to this item is contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information with respect to this item is contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is contained in the Proxy Statement for the 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

        Included in Part II of this report:

(a)(2) Schedules

        Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibits Number		Description
3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2014).
4.1		Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.1
Credit Agreement, dated January 31, 2014 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Amended Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2013).
10.2	*
Credit Agreement, dated January 29, 2016 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent.
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
10.3.4
Fourth Supplemental Agreement, dated as of February 21, 2006 between TAG 380, LLC and the Company (incorporated by reference to Exhibit 10.4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).
10.4
Lease, dated as of February 24, 2012, between Brookfield Properties OLP Co. LLC and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.5	(†)
Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (incorporated by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibits Number		Description
10.5.1	(†)	Amended and Restated Investment Technology Group, Inc. Pay-For-Performance Incentive Plan (2014) (incorporated by reference to Exhibit 10.5.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.6	(†)
Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.6.1	(†)
Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (2014) (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.7	(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.7.1	(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2014).
10.8	(†)
Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.8.1	(†)
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2014) (incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.8.2	(†)
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2015) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 9, 2015).
10.8.3	(†)
Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.9	(†)
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.10	(†)
Form of KEEP Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.11	(†)
Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2014) (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibits Number		Description
10.12	(†)	Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2014) (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.13	(†)
Form of Grant Notice (ExCo ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2015) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2015).
10.14	*(†)
Form of Grant Notice (ExCo ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2016).
10.15	(†)
Form of Grant Notice (MD ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2015) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2014).
10.16	(†)	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2013).
10.16.1	*(†)	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (2015).
10.17	(†)
Investment Technology Group, Inc. Deferred Compensation Plan, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K for the year ended December 31, 1999).
10.18	(†)	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).
10.19	(†)
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (incorporated by reference to Exhibit 10.19.2 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.19.1	(†)
Amended and Restated Investment Technology Group, Inc. Directors' Retainer Fee Subplan (2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.20	(†)	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.20.1	(†)	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibits Number		Description
10.20.2	(†)	Amended and Restated Investment Technology Group, Inc. Directors' Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.21	(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2007).
10.22	(†)
Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Annual Stock Units) for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.23	(†)
Form of Investment Technology Group, Inc. Non-Qualified Stock Option Grant Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2007).
10.24	(†)
Amended and Restated Employment Agreement, dated April 20, 2010, between Investment Technology Group, Inc. and Robert C. Gasser (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.25	(†)
Form of Non-Qualified Stock Option Grant Agreement between Investment Technology Group, Inc and Robert C. Gasser (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2007).
10.26	(†)
Offer letter dated December 21, 2009 between Steven R. Vigliotti and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2009).
10.27	(†)
Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008).
10.28	(†)
Retirement Agreement and General Release, effective August 1, 2011 between Christopher Heckman and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2012).
10.29	(†)
Employment Agreement, dated October 16, 2015, between Investment Technology Group, Inc. and Francis J. Troise, including forms of Stock Unit Grant Agreements and a form of a Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2015).
10.30	(†)
Employment Letter, dated October 15, 2016, between Investment Technology Group, Inc. and R. Jarrett Lilien (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2015).
10.31	*(†)	Stock Unit Grant Agreement, dated as of October 19, 2015, between Investment Technology Group. Inc. and R. Jarrett Lilien.
10.32	*
Stock Purchase Agreement, dated November 5, 2015, by and among Investment Technology Group, Inc., ITG Global Trading Incorporated, ITG Solutions Network, Inc., ITG Investment Research, Inc., Kratos U.S., Inc. and Kratos Energy Research Canada Inc.

Exhibits Number		Description
21.1	*	Subsidiaries of Company.
23.1	*	Consent of KPMG LLP.
31.1	*	Rule 13a-14(a) Certification.
31.2	*	Rule 13a-14(a) Certification.
32.1	**	Section 1350 Certification.
101.INS	*	XBRL Report Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

(†)
Management contracts or compensatory plans or arrangements.

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
Dated: February 29, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MINDER CHENG Minder Cheng	Chairman of Board of Directors	February 29, 2016
/s/ FRANCIS J. TROISE Francis J. Troise	Chief Executive Officer, President and Director	February 29, 2016
/s/ STEVEN R. VIGLIOTTI Steven R. Vigliotti	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 29, 2016
/s/ ANGELO BULONE Angelo Bulone	Managing Director and Controller (Principal Accounting Officer)	February 29, 2016
/s/ BRIAN G. CARTWRIGHT Brian G. Cartwright	Director	February 29, 2016
/s/ TIMOTHY L. JONES Timothy L. Jones	Director	February 29, 2016
/s/ R. JARRETT LILIEN R. Jarrett Lilien	Director	February 29, 2016
/s/ T. KELLEY MILLET T. Kelley Millet	Director	February 29, 2016
/s/ LEE SHAVEL Lee Shavel	Director	February 29, 2016
/s/ STEVEN S. WOOD Steven S. Wood	Director	February 29, 2016