Form 10-Q
period 2016-03-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2016-05-05
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended March 31, 2016

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

At April 21, 2016, the Registrant had 33,208,926 shares of common stock, $0.01 par value, outstanding.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and regulatory scrutiny, customers’ reactions to the settlement in August 2015 with the Securities and Exchange Commission, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations, the volatility of our stock price, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic transactions or initiatives, our ability to attract and retain talented employees and our ability to pay dividends or repurchase our common stock in the future.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2015, which you are encouraged to read.  Our 2015 Annual Report on Form 10-K is also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$274,388	$330,653
Cash restricted or segregated under regulations and other	38,104	37,852
Deposits with clearing organizations	79,618	70,860
Securities owned, at fair value	6,157	5,598
Receivables from brokers, dealers and clearing organizations	974,433	1,036,777
Receivables from customers	70,151	49,176
Premises and equipment, net	54,511	55,496
Capitalized software, net	39,837	39,379
Goodwill	11,563	11,933
Intangibles, net	23,980	24,611
Income taxes receivable	3,865	128
Deferred taxes	13,954	23,590
Other assets	26,662	22,969
Total assets	$1,617,223	$1,709,022
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$150,982	$169,530
Short-term bank loans	81,820	81,934
Payables to brokers, dealers and clearing organizations	897,523	960,559
Payables to customers	21,026	9,957
Securities sold, not yet purchased, at fair value	4,019	2,637
Income taxes payable	5,762	17,017
Deferred taxes	—	—
Term debt	11,102	12,567
Total liabilities	1,172,234	1,254,201
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,360,184 and 52,300,885 shares issued at March 31, 2016 and December 31, 2015, respectively	524	523
Additional paid-in capital	230,678	239,090
Retained earnings	566,750	571,626
Common stock held in treasury, at cost; 19,156,215 and 19,207,419 shares at March 31, 2016 and December 31, 2015, respectively	(335,287)	(336,923)
Accumulated other comprehensive income (net of tax)	(17,676)	(19,495)
Total stockholders’ equity	444,989	454,821
Total liabilities and stockholders’ equity	$1,617,223	$1,709,022

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Commissions and fees	$98,960	$118,926
Recurring	22,195	26,932
Other	3,513	3,869
Total revenues	124,668	149,727

Expenses:
Compensation and employee benefits	52,464	57,408
Transaction processing	22,834	24,573
Occupancy and equipment	13,978	14,372
Telecommunications and data processing services	14,773	12,772
Other general and administrative	23,722	17,757
Interest expense	535	505
Total expenses	128,306	127,387
(Loss) income before income tax expense	(3,638)	22,340
Income tax (benefit) expense	(1,132)	5,607
Net (loss) income	$(2,506)	$16,733

(Loss) income per share:
Basic	$(0.08)	$0.49
Diluted	$(0.08)	$0.47

Basic weighted average number of common shares outstanding	33,106	34,268
Diluted weighted average number of common shares outstanding	33,106	35,451

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Net (loss) income	$(2,506)	$16,733
Other comprehensive income (loss)
Currency translation adjustment	1,819	(10,847)
Other comprehensive income (loss)	1,819	(10,847)
Comprehensive (loss) income	$(687)	$5,886

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2016

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2016	$—	$523	$239,090	$571,626	$(336,923)	$(19,495)	$454,821
Net income	—	—	—	(2,506)	—	—	(2,506)
Other comprehensive income	—	—	—	—	—	1,819	1,819
Issuance of common stock in connection with the employee stock option plan (11,397 net settled shares) and for restricted stock unit awards (989,528 shares), including a net excess tax benefit of $0.3 million	—	1	(15,059)	—	17,521	—	2,463
Issuance of common stock for the employee stock purchase plan	—	—	—	—	—	—	—
Shares withheld for net settlements of share-based awards (363,175 shares)	—	—	—	—	(6,295)	—	(6,295)
Purchase of common stock for treasury (587,911 shares)	—	—	—	—	(9,614)	—	(9,614)
Dividends declared on common stock	—	—	6	(2,370)	24	—	(2,340)
Share-based compensation	—	—	6,641	—	—	—	6,641
Balance at March 31, 2016	$—	$524	$230,678	$566,750	$(335,287)	$(17,676)	$444,989

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from Operating Activities:
Net (loss) income	$(2,506)	$16,733
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	10,781	11,161
Deferred income tax expense	9,292	8,385
Provision for doubtful accounts	132	268
Non-cash share-based compensation	6,641	4,885

Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(229)	187
Deposits with clearing organizations	(9,625)	(17,147)
Securities owned, at fair value	(329)	(544)
Receivables from brokers, dealers and clearing organizations	64,108	(237,220)
Receivables from customers	(21,797)	(2,090)
Accounts payable and accrued expenses	(17,929)	(35,315)
Payables to brokers, dealers and clearing organizations	(64,063)	188,964
Payables to customers	10,147	18,638
Securities sold, not yet purchased, at fair value	1,140	717
Income taxes receivable/payable	(14,299)	(8,551)
Excess tax benefit from share-based payment arrangements	(868)	(2,476)
Other, net	(3,205)	(2,448)
Net cash used in operating activities	(32,609)	(55,853)

Cash flows from Investing Activities:
Capital purchases	(2,782)	(1,399)
Capitalization of software development costs	(6,346)	(6,467)
Net cash used in investing activities	(9,128)	(7,866)

Cash flows from Financing Activities:
Repayments of long term debt	(1,465)	(3,169)
Proceeds from (repayments of) borrowing under short-term bank loans	(114)	28,908
Debt issuance costs	(807)	—
Excess tax benefit from share-based payment arrangements	868	2,476
Common stock issued	2,202	1,068
Common stock repurchased	(9,614)	(16,425)
Dividends paid	(2,297)	—
Shares withheld for net settlements of share-based awards	(6,295)	(8,069)
Net cash (used in) provided by financing activities	(17,522)	4,789

Effect of exchange rate changes on cash and cash equivalents	2,994	(10,518)
Net decrease in cash and cash equivalents	(56,265)	(69,448)
Cash and cash equivalents — beginning of year	330,653	275,210
Cash and cash equivalents — end of period	$274,388	$205,762

Supplemental cash flow information
Interest paid	$1,071	$750
Income taxes paid	$3,949	$5,352

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., the Company’s intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, ITG Investment Research, LLC, a provider of independent data-driven investment research (“ITG Investment Research”), and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

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

Regional segment results exclude the impact of corporate activity, which is presented separately and includes investment income and other gains as well as costs not associated with operating the businesses within the Company’s regional segments.  These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with the Company’s global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The new standard is effective for annual reporting periods beginning after December 15, 2015 and does not have an effect on our consolidated financial statements.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Corporate stocks-trading securities	3,330	3,330	—	—
Mutual funds	2,827	2,827	—	—
Total	$6,158	$6,158	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	4,019	4,019	—	—
Total	$4,019	$4,019	$—	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	—	—	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,571	2,571	—	—
Mutual funds	3,027	3,027	—	—
Total	$5,631	$5,631	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,637	2,637	—	—
Total	$2,637	$2,637	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations and customers are short-term in nature, and following March 31, 2016, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at March 31, 2016 and December 31, 2015 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through March 31, 2016 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2015	$272
Utilized—cash	(260)
Balance at March 31, 2016	$12

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through March 31, 2016 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2015	$982
Utilized—cash	(111)
Balance at March 31, 2016	$871

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (a) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (b) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), or agreements for proprietary accounts of broker dealers (“PABs”), (c) funds on deposit for Canadian and European trade clearing and settlement activity, (d) segregated balances under a collateral account control agreement for the benefit of certain customers, and (e) funds relating to the securitization of bank guarantees supporting the Company’s Australian lease.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Corporate stocks—trading securities	$3,330	$2,571	$4,019	$2,637
Mutual funds	2,827	3,027	—	—
Total	$6,157	$5,598	$4,019	$2,637

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

The Company had reserves for unrecognized tax benefits of $15.6 million at both March 31, 2016 and December 31, 2015. The Company had accrued interest expense related to tax reserves of $3.0 million and $2.8 million, net of related tax effects, at March 31, 2016 and December 31, 2015, respectively.

Our effective tax rate in the quarter ended March 31, 2016, was negatively impacted by non-deductible executive compensation expenses that are limited under Section 162(m) of the U.S. Internal Revenue Code.

(7) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by our European Operations segment for the three months ended March 31, 2016 (dollars in thousands):

Total
Balance at December 31, 2015	$11,933
2016 Activity:
Currency translation adjustment	(370)
Balance at March 31, 2016	$11,563

Acquired other intangible assets consisted of the following at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,545	$—	$8,545	$—	—
Customer-related intangibles	23,322	10,821	23,322	10,400	14.3
Proprietary software	23,558	21,013	23,558	20,803	6.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$55,814	$31,834	$55,814	$31,203

At March 31, 2016, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.6 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2016, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Broker-dealers	$200,073	$167,514	$73,779	$64,763
Clearing organizations	11,172	3,480	3,283	7,644
Securities borrowed	763,613	866,520	—	—
Securities loaned	—	—	820,461	888,152
Allowance for doubtful accounts	(425)	(737)	—	—
Total	$974,433	$1,036,777	$897,523	$960,559

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Customers	$70,836	$49,688	$21,026	$9,957
Allowance for doubtful accounts	(685)	(512)	—	—
Net	$70,151	$49,176	$21,026	$9,957

Securities Borrowed and Loaned

As of March 31, 2016, securities borrowed as part of the Company’s matched book operations with a fair value of $799 million were delivered for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, respectively, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Interest earned	$1,632	$1,408
Interest incurred	(1,066)	(1,046)
Net	$566	$362

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

The Company’s securities borrowing and lending is generally done under industry standard agreements (“Master Securities Lending Agreements”) that may allow, following an event of default by either party, the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities, as the case may be, by the non-defaulting party. Events of default under the Master Securities Lending Agreements generally include, subject to certain conditions: (a) failure to timely deliver cash or securities as required under the transaction, (b) a party’s insolvency, bankruptcy, or similar proceeding, (c) breach of representation, and (d) a material breach of the agreement. The counterparty that receives the securities in these transactions generally has unrestricted access in its use of the securities.  For financial statement purposes, the Company does not offset securities borrowed and securities loaned.

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of March 31, 2016:
Deposits paid for securities borrowed	$763,613	$—	$763,613	$763,613	$—
Deposits received for securities loaned	(820,461)	—	(820,461)	(805,498)	(14,963)
As of December 31, 2015:
Deposits paid for securities borrowed	$866,520	$—	$866,520	$866,520	$—
Deposits received for securities loaned	(888,152)	—	(888,152)	(868,843)	(19,309)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31, 2016	December 31, 2015
Accrued research payables	$55,266	$46,274
Accrued compensation and benefits	17,406	49,441
Accrued rent	16,697	16,744
Trade payables	16,271	17,817
Deferred revenue	9,858	9,760
Deferred compensation	2,828	3,027
Accrued restructuring	883	1,254
Accrued transaction processing	2,989	2,390
Other	28,784	22,823
Total	$150,982	$169,530

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At March 31, 2016, there was $81.8 million outstanding under these facilities at a weighted average interest rate of approximately 0.7% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement. ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million two-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, that matured in January 2016. On January 29, 2016, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million.

At March 31, 2016 and December 31, 2015, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	March 31, 2016	December 31, 2015
Term loan	$3,606	$3,606
Obligations under capital lease	7,496	8,961
Total	$11,102	$12,567

On December 30, 2015, the Parent Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services (“H-P Loan”), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 beginning in April 2016 and accrues interest at 2.95%.

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1.  At March 31, 2016, there was $7.4 million outstanding under the BMO facility.

On June 1, 2011, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. At March 31, 2016, there was $0.1 million outstanding under this facility, which will be fully paid by June 2016.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted (loss) income per share computations (amounts in thousands, except per share amounts):

	March 31,
	2016	2015
Three Months Ended
Net (loss) income for basic and diluted (loss) income per share	$(2,506)	$16,733
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,106	34,268
Effect of dilutive securities	—	1,183
Average common shares used in diluted computation	33,106	35,451
(Loss) income per share:
Basic	$(0.08)	$0.49
Diluted	$(0.08)	$0.47

There are no anti-dilutive equity awards for the three month periods ended March 31, 2016 and 2015.

(12) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the periods ended March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
March 31, 2016
Currency translation adjustment	$(17,676)	$—	$(17,676)
Total	$(17,676)	$—	$(17,676)

December 31, 2015
Currency translation adjustment	$(19,495)	$—	$(19,495)
Total	$(19,495)	$—	$(19,495)

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments through 2015 since the Company recognized a current tax expense in 2015 on the deemed dividend on all such cumulative undistributed earnings and translation adjustments as part of the amendment to the capital structure of its operations outside of North America. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments for periods after 2015 since there is currently no need to repatriate those funds from certain foreign subsidiaries to the U.S. by way of dividends.

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

Net capital balances and the amounts in excess of required net capital at March 31, 2016 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$80,339	$79,339
AlterNet	5,502	5,376
ITG Derivatives	1,721	721

As of March 31, 2016, ITG Inc. had $7.3 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2016, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$26,056	$25,670
European Operations
Ireland	66,027	38,168
U.K.	3,685	2,854
Asia Pacific Operations
Australia	11,545	8,937
Hong Kong	25,899	14,333
Singapore	876	616

(14) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•                  Electronic Brokerage — includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research, Sales and Trading — includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data harvesting and analysis, as well as detailed analysis of energy plays through a distribution agreement, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

•                  Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction. Recurring revenues are principally attributed based upon the location of the client using the respective service.

Regional segment results exclude the impact of corporate activity, which is presented separately and includes investment income and other gains as well as costs not associated with operating the businesses within the Company’s regional segments.  These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with the Company’s global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Corporate	Consolidated Total
Three Months Ended March 31, 2016
Total revenues	$66,329	$16,096	$31,139	$10,757	$347	$124,668
Income (loss) before income tax expense (benefit) (1)(2)	2,105	3,338	5,679	(600)	(14,160)	(3,638)
Identifiable assets	1,196,340	100,599	253,135	67,149	—	1,617,223
Three Months Ended March 31, 2015
Total revenues	$80,454	$18,913	$36,605	$13,522	$233	$149,727
Income (loss) before income tax expense (benefit)	11,056	3,756	11,129	1,107	(4,708)	22,340
Identifiable assets	1,098,740	78,782	281,637	70,292	—	1,529,451

Notes:

(1)         The Company’s Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount that was expensed for these awards during the three months ended March 31, 2016 was eligible for a tax deduction.

(2)         During the three months ended March 31, 2016, the Company established a reserve of $2.5 million in accordance with ASC 450, Contingencies, for the pending arbitration case with its former Chief Executive Officer and incurred legal fees related to this matter of $0.3 million.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three months ended March 31,
	2016	2015
Revenues:
Electronic Brokerage	$64,261	$80,454
Research, Sales and Trading	25,532	32,513
Platforms	23,593	25,073
Analytics	10,935	11,454
Corporate	347	233
Total Revenues	$124,668	$149,727

(15)                          Dividend Program

In April 2015, the Company’s Board of Directors initiated a dividend program under which the Company began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the first quarter of 2016, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share, totaling $2.4 million, including $0.1 million in stock under the Company’s equity award plans.

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

On August 12, 2015, the Company reached a final settlement with the staff of the Division of Enforcement of the SEC in connection with the SEC’s investigation into a proprietary trading pilot operated within AlterNet for sixteen months in 2010 through mid-2011. The investigation was focused on customer disclosures, Form ATS regulatory filings and customer information controls relating to the pilot’s trading activity, which included (a) crossing against sell-side clients in POSIT and (b) violations of Company policy and procedures by a former employee. These violations principally involved information breaches for a period of several months in 2010 regarding sell-side parent orders flowing into ITG’s algorithms and executions by all customers in non-POSIT markets that were not otherwise available to ITG clients. According to the terms of the settlement, the Company paid an aggregate amount of $20.3 million, representing a civil penalty of $18 million, disgorgement of approximately $2.1 million in trading revenues and prejudgment interest of approximately $0.25 million.

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

On November 27, 2015, a purported shareholder of the Company filed a shareholder derivative action captioned Watterson v. Gasser et al. against eleven current or former officers and directors of the Company in the Supreme Court for the State of New York. The Company is named as a nominal defendant, and the plaintiff purports to seek recovery on its behalf. The complaint generally alleges that the individual defendants breached their fiduciary duties to the Company in connection with the matters that were the subject of the SEC settlement regarding AlterNet.

In October 2015, the Company’s former President and Chief Executive Officer (the “Former CEO”) filed a Demand for Arbitration before the American Arbitration Association against the Company. The Former CEO’s statement of claim alleges that the Company breached his employment agreement with the Company by terminating his employment for “cause,” and further alleges that the Company defamed him. The statement of claim seeks an award of damages and equity valued in the arbitration demand at $8.0 million, plus an additional $5.0 million in actual and punitive damages with respect to the defamation claim. During the three months ended March 31, 2016, the Company established a reserve of $2.5 million for this matter in accordance with ASC 450, Contingencies, and incurred related legal fees of $0.3 million.

While the Company cannot predict the outcome of these lawsuits and other proceedings, the Company intends to defend them as appropriate. Other than the reserve established for the arbitration with the Former CEO discussed above, no reserve has been established for any of the matters described above since the Company is unable to provide a reasonable estimate of any potential liability for these lawsuits and other proceedings given the stage of such proceedings. The Company believes, based on information currently available, that the outcome of these lawsuits and other proceedings, individually or in the aggregate, will not likely have a material adverse effect on its consolidated financial position.  In light of the inherent uncertainties of such proceedings, an adverse outcome of one or more of such proceedings may have a material impact on the results of operations for any particular period.

In addition to the above proceedings, the Company’s broker-dealer subsidiaries are subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which we are cooperating.  This includes inquiries relating to industry practices around the borrowing and lending of certain securities.  The activity with respect to these securities, substantially all of which related to our matched book operations, has been discontinued.  Such investigations and other proceedings may result in judgments, settlements, fines, penalties, injunctions or other relief.  Given the inherent uncertainties and the current stage of these governmental inquiries, and our ongoing reviews, we are unable to predict the outcome of these matters at this time.

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

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 14, Segment Reporting, to the condensed consolidated financial statements). Our four operating segments provide the following categories of products and services:

•                  Electronic Brokerage — includes self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options

•                  Research, Sales and Trading — includes (a) differentiated, unbiased, data-driven equity research through the use of innovative data harvesting and analysis, as well as detailed analysis of energy plays through a distribution agreement, and (b) portfolio trading and high-touch trading desks providing execution expertise and trading ideas based on investment research

•                  Platforms — includes trade order and execution management software applications in addition to network connectivity

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” as such term is defined in Regulation G promulgated by the SEC. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes the presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations, and therefore a more complete understanding of factors affecting our business than U.S. GAAP measures alone. In addition, management believes the presentation of these matters is useful to investors for period-to-period comparison of results as the items may reflect certain unique and/or non-operating items such as acquisitions, divestitures, restructuring charges, large write-offs or items outside of management’s control.

Adjusted expenses, adjusted pretax income, adjusted income tax expense and adjusted net income, together with related per share amounts, are non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted expenses, adjusted pre-tax income, adjusted income tax expense and adjusted net income to expenses, loss before income tax benefit, income tax benefit and net loss and related per share amounts as determined in accordance with U.S. GAAP for the three months ended March 31, 2016 are provided below (dollars in thousands except per share amounts). There were no such adjustments during the three months ended March 31, 2015.

Three Months Ended March 31, 2016
Total expenses	$128,306
Less:
CEO compensation (1)	2,797
Contingencies for legal proceedings (2)	2,812
Adjusted expenses	122,697

Loss before income tax benefit	(3,638)
Effect of adjustments	5,609
Adjusted pre-tax income	1,971

Income tax benefit	(1,132)
Tax effect of adjustments (1)(2)	1,262
Adjusted income tax expense	130

Net loss	(2,506)
Net effect of adjustments	4,347
Adjusted net income	$1,841

Diluted loss per share	$(0.08)
Net effect of adjustments	0.13
Adjusted earnings per diluted share	$0.05

Notes:

(1)         Our new Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount that we expensed for these awards during the three months ended March 31, 2016 was eligible for a tax deduction.

(2)         During the three months ended March 31, 2016, we established a reserve of $2.5 million in accordance with ASC 450, Contingencies, for the pending arbitration case with our former Chief Executive Officer and incurred legal fees related to this matter of $0.3 million.

Executive Summary for the Quarter Ended March 31, 2016

Consolidated Overview

Our 2016 first quarter results reflect the steady progress we made in restoring our business following the fallout from the settlement with the SEC in August 2015 in connection with the SEC’s investigation into a proprietary trading pilot operated for sixteen months in 2010 through mid-2011 (the “SEC Settlement”), as well as the impact of active global markets. Both revenues and profitability improved in all four of our operating regions as compared to the fourth quarter of 2015, with market share improvements and continued re-engagement with our clients. Management has worked actively to reassure clients of the integrity of our business through face-to-face meetings and due diligence processes that have resulted in nearly all of our clients resuming trading with ITG at various levels of engagement. While steady progress in our recovery has been made, the full restoration of our business remains a work in progress.

On a U.S GAAP basis we generated revenues of $124.7 million in the first quarter and incurred a net loss of $2.5 million, or $0.08 per share compared with revenues of $149.7 million and net income of $0.47 per share in the first quarter of 2015. Our U.S. GAAP net loss includes the after-tax cost of the compensation package for our new Chief Executive Officer, a portion of which replaced compensation he forfeited at his former employer, as well as a reserve for the arbitration claim by our former Chief Executive Officer along with related legal fees. On an adjusted basis, we generated net income of $1.8 million, or $0.05 per share (see Non-GAAP Financial Measures). Adjusted expenses (see Non-GAAP Financial Measures) of $122.7 million were down 4% from the first quarter of 2015 reflecting lower incentive based compensation and transaction processing costs as well as our exit from the energy and healthcare research businesses.

Going forward, our strategy is to increasingly focus our resources on our core capabilities in execution, liquidity, measurement and workflow solutions.  To that end, in May 2016, we decided to close two small operations — Canadian arbitrage trading and U.S. matched book securities lending.  We have determined that these operations are not part of our core capabilities, which is one of the key requirements for our future investment priorities. Our ongoing end-to-end business review is intended to further sharpen the focus of our future investment initiatives to drive growth.

Segment Discussions

Regional segment results exclude the impact of corporate activity.  Corporate activity reduced overall net income by $9.7 million, or $0.29 per share, and includes the above-mentioned costs related to the compensation package for our new Chief Executive Officer, the reserve for the arbitration claim by our former Chief Executive Officer and higher legal costs.

Our U.S. average daily volume was 161.8 million shares, down 15% from the first quarter of 2015, but 30% higher than the fourth quarter of 2015 reflecting the continuing recovery from the SEC Settlement and increased market-wide trading.  The improvement from the fourth quarter of 2015 was driven by strong average daily volume growth from buy-side clients, which outpaced the 21% growth in market-wide trading.

Daily trading volumes on all Canadian markets were up 16% over the first quarter of 2015 and 32% over the fourth quarter of 2015. Our Canadian commissions and fees decreased 18% in U.S. dollar terms and 9% in local currency terms from the first quarter of 2015 as the weaker Canadian dollar significantly impacted our results.  While our Canadian volumes and market share were higher during the current quarter as compared to the first quarter of 2015, our commissions and fees revenue were lower as a larger proportion of volume in the current quarter was from lower priced sell-side clients. In comparison to the fourth quarter of 2015, our commission and fees revenue grew 45% and 49% in U.S. dollar and local currency terms, respectively, reflecting strong market activity and our continuing recovery from the SEC Settlement.

In local currency terms, European daily market-wide trading was relatively flat as compared to the active first quarter of 2015 according to BATS Global Markets Inc., while our daily value traded in the region was up 12% in local currency. Much of that growth was from lower-priced sell-side clients resulting in a reduction in commissions and fees from the first quarter of 2015 of 16% in U.S. dollar terms and 10% in local currency terms. In comparison to the fourth quarter of 2015 our executed daily value in the European region was up 14% in local currency terms, helping to drive an improvement in pre-tax profitability of 26%.

Asia Pacific had a challenging quarter with commissions and fees in the region declining 25% from the first quarter of 2015 while the overall market-wide trading activity in the markets we participated in decreased only 3%, reflecting the continued impact of the SEC Settlement. We did see meaningful progress in our efforts to restore the business when compared to the fourth quarter of 2015 as our average daily executed value traded in the region grew by 25%, far outpacing the 5% increase in market-wide activity.

Capital Resource Allocation

During the first quarter of 2016, we repurchased 587,911 shares under our authorized repurchase program for $9.6 million, or $16.35 per share. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to stockholders, depending on market conditions and the relative return on alternative uses of capital. We may elect to conduct future share repurchases through open market purchases, private transactions and/or automatic share repurchase programs under SEC Rule 10b5-1.

We also continued the quarterly dividend program we initiated in April 2015 and paid a quarterly cash dividend of $0.07 per share, or $2.3 million during the quarter.

Results of Operations — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$49,453	$58,455	$(9,002)	(15)
Recurring	15,522	19,988	(4,466)	(22)
Other	1,354	2,011	(657)	(33)
Total revenues	66,329	80,454	(14,125)	(18)

Expenses:
Compensation and employee benefits	29,399	33,768	(4,369)	(13)
Transaction processing	10,239	11,466	(1,227)	(11)
Other expenses	24,586	24,164	422	2
Total expenses	64,224	69,398	(5,174)	(7)
Income before income tax expense	$2,105	$11,056	$(8,951)	(81)

Commissions and fees decreased $9.0 million as a result of a 15% decrease in our average daily trading volumes and decline in the average revenue per share.  The comparison to the first quarter 2015 reflects the ongoing impact the SEC Settlement has had on our average daily trading volumes.  Although the proportion of volume from lower-rate sell-side clients decreased to 52% from 56% in the first quarter of 2015, our overall revenue capture per share declined to $0.0043 from $0.0045 reflecting lower rates from the mixture of buy-side clients.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2016	2015	Change	% Change
Total trading volume (in billions of shares)	9.9	11.7	(1.8)	(15)
Trading volume per day (in millions of shares)	161.8	191.2	(29.4)	(15)
Average revenue per share	$0.0043	$0.0045	$(.0002)	(4)
U.S. market trading days	61	61	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 22% due to the sale of our energy research business and closing of our healthcare market research business in 2015, as well as lower OMS revenues and analytics products subscriptions.

Other revenues decreased 33% primarily due to lower transaction advisory service revenue partially offset by higher clearing service revenues.

Compensation and employee benefits decreased 13% due to the impact of lower headcount related to the energy research sale and the closing of our healthcare market research business, as well as lower incentive-based compensation associated with lower U.S. and global profitability and lower performance-based stock compensation.

Transaction processing costs decreased 11% on lower trade volumes but increased as a percentage of commissions and fees to 20.7% from 19.6% in the first quarter 2015 primarily due to higher costs from outsourcing the clearing of select accounts to a third party as well as the impact of our lower average revenue per share.

Other expenses increased $0.4 million.  The sale of the energy research business and the closing of the healthcare market research businesses helped to reduce costs, but were more than offset by a new cost agreed to for 2016 to distribute energy research to bundled trading clients.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$12,855	$15,639	$(2,784)	(18)
Recurring	1,283	1,341	(58)	(4)
Other	1,958	1,933	25	1
Total revenues	16,096	18,913	(2,817)	(15)

Expenses:
Compensation and employee benefits	4,718	6,990	(2,272)	(33)
Transaction processing	2,544	2,378	166	7
Other expenses	5,496	5,789	(293)	(5)
Total expenses	12,758	15,157	(2,399)	(16)
Income before income tax expense	$3,338	$3,756	$(418)	(11)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $1.7 million and $1.2 million, respectively, resulting in a decrease of $0.5 million to pre-tax income.

Commissions and fees declined 18% in U.S. dollar terms and 9% in local currency terms as a greater proportion of our volume during the quarter was from lower-rate sell-side accounts.

Recurring revenues were slightly lower due to the impact of the sale of our energy research business. Other revenues were relatively unchanged as increases in our principal trading gains on inter-listed arbitrage trading were offset by lower foreign exchange trading gains and higher client trade accommodations.

Compensation and employee benefits costs decreased 33% primarily from the impact of lower incentive compensation, including stock-based compensation. Stock-based compensation was higher during the first quarter of 2015 due to the impact of mark-to-market adjustments on cash settled awards based on the changes in our stock price. These fluctuations will decline going forward as the last tranche of cash settled awards vested in February 2016. Currency translation also contributed to the decline.

Transaction processing costs increased due to increased principal trading activity and the impact of processing increased volumes from lower-rate sell-side accounts.

Other expenses decreased primarily from the impact of currency translation and as a result of lower travel and entertainment costs and consulting fees.

European Operations

	Three Months Ended March 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$27,396	$32,542	$(5,146)	(16)
Recurring	3,886	4,138	(252)	(6)
Other	(143)	(75)	(68)	(91)
Total revenues	31,139	36,605	(5,466)	(15)

Expenses:
Compensation and employee benefits	9,610	10,068	(458)	(5)
Transaction processing	7,626	7,815	(189)	(2)
Other expenses	8,224	7,593	631	8
Total expenses	25,460	25,476	(16)	—
Income before income tax expense	$5,679	$11,129	$(5,450)	(49)

Currency translation from a weaker British Pound during the quarter decreased European revenues and expenses by $1.8 million and $1.2 million, respectively, reducing pre-tax income by $0.6 million.

Our European commissions and fees decreased 16% despite a 12% increase in our daily value traded in local currency due to a significant increase in the proportion of value traded by lower-rate sell-side clients. Although we earn a lower commission rate on sell-side trading, this activity produces incremental profitability, uses excess capacity and grows the liquidity in POSIT. In addition to the growth in sell-side trading, client mix was also impacted by a reduction in the value traded by buy-side clients due in part to the ongoing impact of the SEC Settlement.

Recurring revenues decreased primarily due to lower revenues from analytical products. The change in other revenues reflected a higher impact of trade errors and client accommodations.

Compensation and employee benefits decreased due to lower incentive compensation related to lower revenues, partially offset by higher stock-based compensation associated with awards granted the last few years.

Transaction processing costs decreased slightly despite the growth in value traded due to the negotiation of lower settlement costs in the region.  Transaction processing costs as a percentage of commission revenues, however, increased to 27.8% from 24.0% in the first quarter of 2015 reflecting the higher mix of value traded from sell-side accounts at lower commission rates.

Other costs grew due to our investment in low latency market data feeds to speed up the processing of client trade orders, and increases in travel costs, local indirect taxes, regulatory fees and provisions against aging invoices.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$9,256	$12,290	$(3,034)	(25)
Recurring	1,504	1,465	39	3
Other	(3)	(233)	230	99
Total revenues	10,757	13,522	(2,765)	(20)

Expenses:
Compensation and employee benefits	4,503	5,077	(574)	(11)
Transaction processing	2,425	2,914	(489)	(17)
Other expenses	4,429	4,424	5	—
Total expenses	11,357	12,415	(1,058)	(9)
Income (loss) before income tax expense (benefit)	$(600)	$1,107	$(1,707)	(154)

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.6 million and $0.3 million, respectively, resulting in an increase of $0.3 million to our pre-tax loss.

Our Asia-Pacific Operations experienced a challenging quarter compared to the first quarter of 2015 as commissions and fees decreased 25% due to the ongoing impact of the SEC Settlement, while market-wide trading activity was down only 3%.

Recurring revenues increased slightly primarily due to an increase in revenues from our analytical products, while other revenues improved due to lower client accommodations and errors.

Compensation and employee benefits decreased 11% due to lower headcount and lower incentive compensation related to lower revenues.

Transaction processing costs decreased 17% due to lower trading activity.  As a percentage of commissions and fees, transaction processing costs increased to 26.2% from 23.7% in 2015 due to the impact of a higher proportion of value traded by lower-rate sell-side clients and lower rates from clients using our direct market access services.

Other expenses were relatively unchanged from the first quarter of 2015.

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

For the first quarter of 2016, we incurred a pre-tax loss from these activities of $14.2 million, reflecting $0.3 million of investment income and $14.5 million of costs. For the first quarter of 2015, we incurred a pre-tax loss of $4.7 million from these activities, reflecting investment income of $0.2 million and costs of $4.9 million.  The significant increase in costs over the prior-year period was the result of $2.8 million of expense related to the inducement and sign-on compensation awards and guarantees provided to our new Chief Executive Officer, a portion of which replaced awards he forfeited at his former employer, and a $2.5 million reserve for the arbitration claim by our former Chief Executive Officer and related legal fees of $0.3 million.  The significant increase was also the result of legal costs related to ongoing legal proceedings and certain other governmental inquiries, with respect to which we are cooperating.  This includes inquiries relating to industry practices around the borrowing and lending of certain securities.  The activity with respect to these securities, substantially all of which related to our matched book operations, has been discontinued.  See Note 17, Contingencies — Legal Matters.  We expect that legal fees related to these ongoing legal proceedings and certain other governmental inquiries will continue until such matters are resolved.

Consolidated income tax expense

Our effective tax rate was 31.1% in the first quarter of 2016 on our pre-tax loss compared to a 25.1% effective tax rate in the first quarter of 2015 on our pre-tax income.  The effective rate in this quarter was negatively impacted by the effect of non-deductible Corporate costs related to the compensation package awarded to our new Chief Executive Officer.  Our effective tax rate was further impacted by losses in our Asia Pacific segment where we are fully-reserving operating losses. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At March 31, 2016, unrestricted cash and cash equivalents totaled $274.4 million. Included in this amount is $103.8 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends.  Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2016, we had interest-bearing security deposits totaling $31.7 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2016, we entered into a new $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements. The terms and conditions of the credit agreement are similar to the credit agreement that matured in January 2016 (see Note 10, Borrowings), except that the unused commitment fee is 0.75%.

We self-clear equity trades in Hong Kong and Australia, maintaining restricted cash deposits of $26.7 million primarily to support overdraft facilities. We also had deposits with clearing organizations of $7.1 million at March 31, 2016. In Europe, we maintain $1.2 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $40.9 million at March 31, 2016.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2016	2015
Net (loss) income	$(2,506)	$16,733
Non-cash items included in net income	26,846	24,699
Effect of changes in receivables/payables from/to customers and brokers	(11,605)	(31,705)
Effect of changes in other working capital and operating assets and liabilities	(45,344)	(65,580)
Net cash used in operating activities	$(32,609)	$(55,853)

Our operating activities typically result in the use of cash in the first quarter of an annual period due to the impact of paying the cash portion of the prior year’s incentive compensation and increases in the amounts for deposits held at clearing organizations and for net receivables. The cash used in operating activities during the three months ended March 31, 2016 was lower than the amount used in the prior year period due to increases in balances held for research payables and reduced amounts needed for clearing deposits and settlement activities, offset in part by a decrease in net income.

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

Investing Activities

Net cash used in investing activities of $9.1 million includes our investments in software development projects and computer hardware and software.

Financing Activities

Net cash used in financing activities of $17.5 million primarily reflects repurchases of ITG common stock, shares withheld for net settlements of share-based awards that is heavily weighted in February each year and dividend payments made under our dividend program.

During the first three months of 2016, we repurchased approximately 1.0 million shares of our common stock at a cost of $17.6 million, which was funded from our available cash resources. Of these shares, 0.6 million were purchased under our Board of Directors’ authorization for a total cost of $9.6 million (average cost of $16.35 per share). An additional 0.4 million shares repurchased for $6.3 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.2 million. The specific timing and amount of repurchases will vary based on market conditions and other factors. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

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

Net capital balances and the amounts in excess of required net capital at March 31, 2016 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$80,339	$79,339
AlterNet	5,502	5,376
ITG Derivatives	1,721	721

As of March 31, 2016, ITG Inc. had $7.3 million of cash in a special reserve bank account for the exclusive benefit of customers under the Customer Protection Rule pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $2.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2016 is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$26,056	$25,670
European Operations
Ireland	66,027	38,168
U.K.	3,685	2,854
Asia Pacific Operations
Australia	11,545	8,937
Hong Kong	25,899	14,333
Singapore	876	616

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

As of March 31, 2016, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and minimum compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2015.

New Accounting Pronouncements to be Adopted in Future Periods

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new guidance requires excess tax benefits and tax deficiencies to be recorded on the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity on the statement of cash flows. The standard also allows withholding up to the maximum statutory amount for taxes on employee share-based compensation, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted.  We are currently assessing the impact ASU 2016-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of greater than 12 months while leases with terms of less than 12 months are exempt from the new standard. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a financing or operating lease. The standard requires disclosures enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The disclosures also require both qualitative and quantitative information to supplement the amounts recorded in the financial statements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. We are currently evaluating the new guidance and have not yet determined the impact of adoption on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single five step revenue recognition model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The original standard was effective for fiscal years beginning after December 15, 2016, however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently evaluating the new guidance and have not yet selected a transition method nor have we determined the impact of adoption on our financial statements.

Critical Accounting Estimates

There has been no significant change to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2015. There has been no material change in this information.

Item 4. Controls and Procedures

a)            Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

b)            Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Contingencies—Legal Matters” and is incorporated herein by reference.

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2015. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2016, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2016
To: January 31, 2016	462,742	$16.23	437,906	2,345,066

From: February 1, 2016
To: February 29, 2016	482,503	20.66	150,005	2,195,061

From: March 1, 2016
To: March 31, 2016	5,841	19.95	—	2,195,061

Total	951,086	$18.50	587,911

(a)         This column includes the acquisition of 363,175 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.

During the first three months of 2016, we repurchased approximately 1.0 million shares of our common stock at a cost of $17.6 million, which was funded from our available cash. Of these shares, 0.6 million were purchased under our Board of Directors’ authorization for a total cost of $9.6 million (average cost of $16.35 per share). An additional 0.4 million shares repurchased for $6.3 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 2.2 million.

In April 2015, the Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the first quarter of 2016, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.4 million, including $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 5, 2016	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant