Form 10-Q
period 2016-06-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2016-08-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal period ended June 30, 2016

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

At July 13, 2016, the Registrant had 32,907,468 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, POSIT, POSIT Alert,  and ITG RFQ-hub, are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives and ITG Single Ticket Clearing Service are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and regulatory scrutiny, customers’ reactions to the settlement in August 2015 with the Securities and Exchange Commission, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations, the volatility of our stock price, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees and our ability to pay dividends or repurchase our common stock in the future.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$237,512	$330,653
Cash restricted or segregated under regulations and other	38,110	37,852
Deposits with clearing organizations	94,422	70,860
Securities owned, at fair value	4,433	5,598
Receivables from brokers, dealers and clearing organizations	383,779	1,036,777
Receivables from customers	174,611	49,176
Premises and equipment, net	52,723	55,496
Capitalized software, net	39,445	39,379
Goodwill	10,590	11,933
Intangibles, net	16,751	24,611
Income taxes receivable	132	128
Deferred taxes	27,440	23,590
Other assets	26,268	22,969
Total assets	$1,106,216	$1,709,022
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$158,594	$169,530
Short-term bank loans	166,004	81,934
Payables to brokers, dealers and clearing organizations	258,794	960,559
Payables to customers	73,933	9,957
Securities sold, not yet purchased, at fair value	1,733	2,637
Income taxes payable	4,331	17,017
Term debt	9,457	12,567
Total liabilities	672,846	1,254,201
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,410,571 and 52,300,885 shares issued at June 30, 2016 and December 31, 2015, respectively	525	523
Additional paid-in capital	237,792	239,090
Retained earnings	559,169	571,626
Common stock held in treasury, at cost; 19,432,976 and 19,207,419 shares at June 30, 2016 and December 31, 2015, respectively	(339,842)	(336,923)
Accumulated other comprehensive income (net of tax)	(24,274)	(19,495)
Total stockholders’ equity	433,370	454,821
Total liabilities and stockholders’ equity	$1,106,216	$1,709,022

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Commissions and fees	$94,696	$110,860	$193,656	$229,786
Recurring	21,811	26,447	44,006	53,379
Other	4,103	3,187	7,616	7,056
Total revenues	120,610	140,494	245,278	290,221

Expenses:
Compensation and employee benefits	48,315	53,899	100,779	111,307
Transaction processing	22,098	25,187	44,932	49,760
Occupancy and equipment	14,066	14,470	28,044	28,842
Telecommunications and data processing services	14,848	13,011	29,621	25,783
Restructuring charges	4,355	—	4,355	—
Other general and administrative	26,014	42,408	49,736	60,165
Interest expense	572	468	1,107	973
Total expenses	130,268	149,443	258,574	276,830
(Loss) income before income tax expense	(9,658)	(8,949)	(13,296)	13,391
Income tax (benefit) expense	(4,441)	1,261	(5,573)	6,868
Net (loss) income	$(5,217)	$(10,210)	$(7,723)	$6,523

(Loss) income per share:
Basic	$(0.16)	$(0.30)	$(0.23)	$0.19
Diluted	$(0.16)	$(0.30)	$(0.23)	$0.18

Basic weighted average number of common shares outstanding	33,189	34,076	33,147	34,172
Diluted weighted average number of common shares outstanding	33,189	34,076	33,147	35,329

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net (loss) income	$(5,217)	$(10,210)	$(7,723)	$6,523
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(6,598)	5,832	(4,779)	(5,020)
Other comprehensive (loss) income	(6,598)	5,832	(4,779)	(5,020)
Comprehensive (loss) income	$(11,815)	$(4,378)	$(12,502)	$1,503

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2016

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2016	$—	$523	$239,090	$571,626	$(336,923)	$(19,495)	$454,821

Net loss	—	—	—	(7,723)	—	—	(7,723)
Other comprehensive loss	—	—	—	—	—	(4,779)	(4,779)
Issuance of common stock in connection with the director stock option exercises (24,498 net settled shares) and for restricted stock unit awards (1,031,831 shares), including a net excess tax benefit of $0.3 million	—	1	(15,831)	—	18,501	—	2,671
Issuance of common stock for the employee stock purchase plan (50,387 shares)	—	1	728	—	—	—	729
Shares withheld for net settlement of share-based awards (375,324 shares)	—	—	—	—	(6,529)	—	(6,529)
Purchase of common stock for treasury (909,682 shares)	—	—	—	—	(14,946)	—	(14,946)
Dividend declared on common stock	—	—	3	(4,734)	55	—	(4,676)
Share-based compensation	—	—	13,802	—	—	—	13,802
Balance at June 30, 2016	$—	$525	$237,792	$559,169	$(339,842)	$(24,274)	$433,370

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from Operating Activities:
Net (loss) income	$(7,723)	$6,523
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	21,684	22,273
Deferred income tax (benefit) expense	(4,415)	7,842
Provision for doubtful accounts	18	366
Non-cash share-based compensation	14,488	9,511
Gain on sale of investment research operations	(21)	—

Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(428)	2,604
Deposits with clearing organizations	(27,250)	(37,506)
Securities owned, at fair value	1,275	903
Receivables from brokers, dealers and clearing organizations	634,175	(368,633)
Receivables from customers	(136,599)	2,255
Accounts payable and accrued expenses	(5,898)	(8,202)
Payables to brokers, dealers and clearing organizations	(690,584)	355,782
Payables to customers	64,422	20,627
Securities sold, not yet purchased, at fair value	(1,016)	(682)
Income taxes receivable/payable	(11,585)	(13,084)
Excess tax benefit from share-based payment arrangements	(989)	(2,878)
Other, net	(4,320)	(4,802)
Net cash used in operating activities	(154,766)	(7,101)

Cash flows from Investing Activities:
Capital purchases	(5,493)	(3,668)
Capitalization of software development costs	(12,670)	(13,310)
Proceeds from sale of investment research operations, net of deal costs	6,125	—
Net cash used in investing activities	(12,038)	(16,978)

Cash flows from Financing Activities:
Repayments of long term debt	(3,109)	(5,819)
Proceeds from borrowing under short-term bank loans	84,071	2,789
Debt issuance costs	(810)	—
Excess tax benefit from share-based payment arrangements	989	2,878
Common stock issued	3,075	1,286
Common stock repurchased	(14,946)	(24,562)
Dividends paid	(4,601)	(2,358)
Shares withheld for net settlements of share-based awards	(6,529)	(8,300)
Net cash provided by (used in) financing activities	58,140	(34,086)

Effect of exchange rate changes on cash and cash equivalents	15,523	(5,258)
Net decrease in cash and cash equivalents	(93,141)	(63,423)
Cash and cash equivalents — beginning of year	330,653	275,210
Cash and cash equivalents — end of period	$237,512	$211,787

Supplemental cash flow information
Interest paid	$2,156	$1,688
Income taxes paid	$10,336	$12,004

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Organization and Basis of Presentation

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., the Company’s intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, and ITG Platforms Inc., a provider of trade order and execution management technology and network connectivity services for the financial community.

ITG applies technology and trading expertise to reduce implementation costs, helping clients improve investment performance. ITG provides liquidity, execution, analytics and workflow solutions to leading asset management and brokerage firms. The firm has offices in Asia Pacific, Europe and North America and offers trading services in more than 50 countries.

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The new standard is effective for annual reporting periods beginning after December 15, 2015 and does not have an effect on our condensed consolidated financial statements.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Corporate stocks-trading securities	1,780	1,780	—	—
Mutual funds	2,653	2,653	—	—
Total	$4,434	$4,434	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	1,733	1,733	—	—
Total	$1,733	$1,733	$—	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	—	—	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,571	2,571	—	—
Mutual funds	3,027	3,027	—	—
Total	$5,631	$5,631	$—	$—

Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,637	2,637	—	—
Total	$2,637	$2,637	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from, and payables to, brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations and customers are short-term in nature, and following June 30, 2016, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at June 30, 2016 and December 31, 2015 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3)  Divestitures

On May 27, 2016, the Company completed the sale of ITG Investment Research, LLC (“Investment Research”), a wholly owned subsidiary of the Company, to a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) for $12 million in cash consideration.

Upon completion of the sale, the Company recorded a pre-tax gain of approximately $20,000 and an after-tax gain of approximately $50,000. The pre-tax gain is recorded in other revenue on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016. The pre-tax gain is net of direct costs to sell Investment Research, including professional fees, cash compensation and the acceleration of previously issued restricted stock unit awards.

The following table summarizes the components of the pre-tax gain (dollars in thousands):

Cash proceeds from sale	$12,000
Carrying value of net assets disposed	(7,502)
Direct selling costs	(4,477)
Pre-tax gain on sale	$21

As a result of this divestiture, the Company reduced the headcount within its U.S. high-touch sales trading operation.  See Note 4, Restructuring Charges, for more information.

The Company determined that the sale of Investment Research does not meet the requirements to be treated as a discontinued operation. As such, the results of Investment Research through the sale date of May 27, 2016 are included in continued operations on the Condensed Consolidated Statement of Operations, primarily in the U.S. Operations segment.

(4) Restructuring Charges

2016 Restructuring

As part of an end-to-end review of its business, the Company has determined that its strategy is to increasingly focus its resources on its core capabilities in execution, liquidity, analytics and workflow solutions. To that end, during the second quarter of 2016, the Company implemented restructuring plans to (i) reduce headcount in its high-touch trading and sales organizations and (ii) close its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.

Activity and liability balances recorded as part of the restructuring plan through June 30, 2016 are as follows (dollars in thousands):

	Employee separation and related costs	Contract termination charges	Asset write-offs	Currency Translation Gain	Total
Restructuring charges recognized	$4,192	$136	$27	$	$4,355
Cash payments	(515)	—	—		(515)
Acceleration of share-based compensation	(1,978)				(1,978)
Asset write-offs/translation gain	—	—	(27)	(2)	(29)
Ending liability balance	$1,699	$136	$—	$(2)	$1,833

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through June 30, 2016 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2015	$272
Utilized—cash	(496)
Sublease activity	323
Balance at June 30, 2016	$99

The adjustment for sublease activity reflects delayed payments from a sub-tenant that are now expected to be realized and is offset by a receivable in other assets. The payment of the remaining accrued costs and the realization of the sublease proceeds related to the vacated leased facilities will continue through December 2016.

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

Activity and liability balances recorded as part of the 2010 restructuring plan through June 30, 2016 are as follows (dollars in thousands):

Consolidation of leased facilities
Balance at December 31, 2015	$982
Utilized—cash	(247)
Adjustment to reserve	(72)
Balance at June 30, 2016	$663

The payment of the remaining accrued costs related to the vacated leased facilities will continue through December 2016.

(5) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”) or agreements for proprietary accounts of broker dealers (“PABs”), (iii) funds on deposit for Canadian and European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting the Company’s Australian lease.

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Corporate stocks—trading securities	$1,780	$2,571	$1,733	$2,637
Mutual funds	2,653	3,027	—	—
Total	$4,433	$5,598	$1,733	$2,637

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

(7) Income Taxes

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

The Company had reserves for unrecognized tax benefits of $15.5 million and $15.6 million at June 30, 2016 and December 31, 2015, respectively. The Company had accrued interest expense related to tax reserves of $3.1 million and $2.8 million, net of related tax effects, at June 30, 2016 and December 31, 2015, respectively.

Our effective tax rate for the three and six months ended June 30, 2016 was negatively impacted by non-deductible executive compensation expenses that are limited under Section 162(m) of the U.S. Internal Revenue Code.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by our European Operations segment for the six months ended June 30, 2016 (dollars in thousands):

Total
Balance at December 31, 2015	$11,933
2016 Activity:
Currency translation adjustment	(1,343)
Balance at June 30, 2016	$10,590

Acquired other intangible assets consisted of the following at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Trade name	$8,545	$—	$8,545	$—	—
Customer-related intangibles	10,822	5,338	23,322	10,400	14.3
Proprietary software	23,558	21,225	23,558	20,803	6.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$43,314	$26,563	$55,814	$31,203

At June 30, 2016, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.5 million and $1.2 million for the three and six months ended June 30, 2016, respectively, compared with $0.8 and $1.6 million in the respective prior-year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations. As a result of the sale of the investment research operations (see Note 3, Divestitures), $6.7 million of customer-related intangibles, net of accumulated amortization, were disposed of in May 2016.

During the six months ended June 30, 2016, no intangibles were deemed impaired, and accordingly, no adjustment was required.

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Broker-dealers	$367,611	$167,514	$153,157	$64,763
Clearing organizations	3,982	3,480	30,626	7,644
Securities borrowed	12,542	866,520	—	—
Securities loaned	—	—	75,011	888,152
Allowance for doubtful accounts	(356)	(737)	—	—
Total	$383,779	$1,036,777	$258,794	$960,559

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Customers	$175,131	$49,688	$73,933	$9,957
Allowance for doubtful accounts	(520)	(512)	—	—
Net	$174,611	$49,176	$73,933	$9,957

Securities Borrowed and Loaned

In the second quarter 2016, the Company closed its U.S. matched-book securities lending operations.  At June 30, 2016, the only remaining balances for securities borrowed and securities loaned related to customer settlement activities.   The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned through the wind-down of all balances within the U.S. matched-book operations, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, respectively, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest earned	$448	$1,451	$2,080	$2,859
Interest incurred	(185)	(1,080)	(1,251)	(2,126)
Net	$263	$371	$829	$733

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amounts Presented in the Consolidated Statement of Financial Condition	Collateral Received or Pledged (including Cash)	Net Amount
As of June 30, 2016:
Deposits paid for securities borrowed	$12,542	$—	$12,542	$12,542	$—
Deposits received for securities loaned	(75,011)	—	(75,011)	(74,899)	(112)
As of December 31, 2015:
Deposits paid for securities borrowed	$866,520	$—	$866,520	$866,520	$—
Deposits received for securities loaned	(888,152)	—	(888,152)	(868,843)	(19,309)

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30, 2016	December 31, 2015
Accrued research payables	$55,908	$46,274
Accrued compensation and benefits	22,250	49,441
Accrued rent	16,313	16,744
Trade payables	13,907	17,817
Deferred revenue	7,713	9,760
Deferred compensation	2,654	3,027
Accrued restructuring	2,594	1,254
Accrued transaction processing	2,826	2,390
Other	34,429	22,823
Total	$158,594	$169,530

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At June 30, 2016, there was $156.0 million outstanding under these facilities at a weighted average interest rate of approximately 0.4% associated with international settlement activities.

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

At June 30, 2016, a borrowing of $10.0 million was outstanding under the Credit Agreement at an interest rate of approximately 2.97%. There were no amounts outstanding under the Credit Agreement at December 31, 2015.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Term loan	$3,438	$3,606
Obligations under capital lease	6,019	8,961
Total	$9,457	$12,567

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

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term, at the end of which Parent Company may purchase the underlying assets for $1.  At June 30, 2016, there was $6.0 million outstanding under the BMO facility.

On June 1, 2011, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. The outstanding balance under this facility was fully paid by June 2016.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	June 30,
	2016	2015
Three Months Ended
Net loss for basic and diluted loss per share	$(5,217)	$(10,210)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,189	34,076
Effect of dilutive securities	—	—
Average common shares used in diluted computation	33,189	34,076
(Loss) income per share:
Basic	$(0.16)	$(0.30)
Diluted	$(0.16)	$(0.30)

Six Months Ended
Net (loss) income for basic and diluted (loss) income per share	$(7,723)	$6,523
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,147	34,172
Effect of dilutive securities	—	1,157
Average common shares used in diluted computation	33,147	35,329
(Loss) income per share:
Basic	$(0.23)	$0.19
Diluted	$(0.23)	$0.18

There were no anti-dilutive equity awards for the three and six month periods ended June 30, 2016 and the three month period ended June 30, 2015 due to the fact that the Company recorded a loss. There were 7,000 shares underlying equity awards for the six month period ended June 30, 2015 that were outstanding but were anti-dilutive and thus not included in the computation of diluted EPS.

(13) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the periods ended June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	Before Tax Effects	Tax Effects	After Tax Effects
June 30, 2016
Currency translation adjustment	$(24,274)	$—	$(24,274)
Total	$(24,274)	$—	$(24,274)

December 31, 2015
Currency translation adjustment	$(19,495)	$—	$(19,495)
Total	$(19,495)	$—	$(19,495)

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

Net capital balances and the amounts in excess of required net capital at June 30, 2016 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$66,210	$65,210
AlterNet	5,870	5,744
ITG Derivatives	2,273	1,273

As of June 30, 2016, ITG Inc. had $7.3 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2016, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$25,353	$24,967
European Operations
Ireland	56,279	7,779
U.K.	3,441	2,631
Asia Pacific Operations
Australia	15,033	8,939
Hong Kong	25,377	7,393
Singapore	991	917

(15) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•                  Execution Services — includes (a) self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options and (b) portfolio trading and high-touch trading desks providing execution expertise

•                  Workflow Technology — includes trade order and execution management software applications in addition to network connectivity

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S. Operations	Canadian Operations	European Operations	Asia Pacific Operations	Corporate	Consolidated Total
Three Months Ended June 30, 2016
Total revenues (1)	$58,574	$15,790	$32,203	$11,280	$2,763	$120,610
(Loss) income before income tax (benefit) expense (2)(3)(4)	(2,874)	2,782	6,284	(93)	(15,757)	(9,658)
Identifiable assets	504,998	99,036	429,986	72,196	—	1,106,216
Three Months Ended June 30, 2015
Total revenues	$75,474	$16,705	$33,574	$14,512	$229	$140,494
Income (loss) before income tax expense (benefit) (5)	5,735	3,615	7,763	1,602	(27,664)	(8,949)
Identifiable assets	1,209,355	96,370	286,607	86,163	—	1,678,495
Six Months Ended June 30, 2016
Total revenues (1)	$124,903	$31,886	$63,342	$22,037	$3,110	$245,278
(Loss) income before income tax (benefit) expense (2)(3)(4)	(769)	6,120	11,963	(693)	(29,917)	(13,296)
Six Months Ended June 30, 2015
Total revenues	$155,928	$35,617	$70,180	$28,034	$462	$290,221
Income (loss) before income tax expense (benefit) (5)	16,791	7,369	18,893	2,709	(32,371)	13,391

The following notes relate to Corporate activity:

(1)         The Company received insurance proceeds of $2.4 million in June 2016 from its corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in its outsourced primary data center in the U.S. Additionally, the Company generated a nominal gain on the completion of the sale of its investment research operations in May 2016.

(2)         During the three months ended June 30, 2016, the Company incurred $4.4 million in restructuring charges related to (a) the reduction in its high-touch trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.

(3)         The Company’s new Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. The amount expensed for these awards during the three and six month periods ended

June 30, 2016 was $0.5 million and $3.3 million, respectively. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(4)         During the three and six month periods ended June 30, 2016, the Company established a reserve of $2.3 million and $4.8 million, respectively, for the  arbitration case with its former CEO. In addition, the Company incurred legal fees related to this matter of $2.4 million and $2.7 million during the three and six month periods ended June 30, 2016, respectively. The Company settled the arbitration case in June 2016. For more information, see Note 18, Contingencies — Legal Matters.

(5)         In the second quarter of 2015, the Company reserved $20.3 million for  a settlement with the SEC in connection with the investigation into a proprietary trading pilot and incurred $2.3 million in legal and other related costs associated with this matter.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues by Product Group:
Execution Services	$83,408	$105,427	$173,201	$218,394
Workflow Technology	23,094	23,550	46,687	48,623
Analytics	11,345	11,288	22,280	22,742
Corporate	2,763	229	3,110	462
Total Revenues	$120,610	$140,494	$245,278	$290,221

In December 2015 the Company sold its energy research operations and in May 2016 the Company sold its remaining investment research operations,  both of which were within the Research, Sales and Trading (“RS&T”) product group. Beginning in the second quarter 2016, the remaining portfolio trading and high-touch execution offerings, previously grouped within RS&T, were combined with the electronic execution and liquidity solutions, previously grouped with the Electronic Brokerage (“EB”) product group, to form the new Execution Services product group to create better alignment for cross-selling synergies. The entire historic activity of EB and RS&T, including the divested research operations,  has been reclassified to the Execution Services product group to conform to the current presentation. For more information on the sale of the remaining investment research operations, see Note 3, Divestitures.  Also, in July 2016 the Company changed the name of its Platforms product group to Workflow Technology.

(16)        Dividend Program

In 2015, the Company’s Board of Directors initiated a dividend program under which the Company began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the second quarter of 2016, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.4 million, including $0.1 million in stock under the Company’s equity award plans.

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

In connection with customer settlement activities, the Company loans securities temporarily to other brokers. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its client obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis, and by requiring additional cash as collateral or returning collateral when necessary.

The Company also borrows securities temporarily from other brokers in connection with customer settlement activities. The Company deposits cash as collateral for the securities borrowed. Decreases in security prices may cause the market value of the securities borrowed to fall below the amount of cash deposited as collateral. In the event the counterparty to these transactions does not return collateral, the Company may be exposed to the risk of selling the securities at prevailing market prices. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the collateral values on a daily basis, and by depositing additional collateral with counterparties or receiving cash when deemed necessary.

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

(18)  Contingencies — Legal Matters

In October 2015, the Company’s former President and Chief Executive Officer (the “Former CEO”) filed a Demand for Arbitration before the American Arbitration Association against the Company. The Former CEO’s statement of claim alleged that the Company breached his employment agreement with the Company by terminating his employment for “cause,” and further alleged that the Company defamed him. The statement of claim sought an award of damages and equity valued in the arbitration demand at $8.0 million, plus an additional $5.0 million in actual and punitive damages with respect to the defamation claim.  On June 19, 2016, the Company and the Former CEO entered into the initial terms of a settlement, which terms were superseded by a Settlement Agreement and General Release, dated as of June 22, 2016 (the “Settlement Agreement”), pursuant to which: (i) the Former CEO dismissed with prejudice all claims alleged in the Demand for Arbitration, (ii) the Company paid an aggregate amount of $5.3 million, of which $4.0 million was paid to the Former CEO and $1.3 million was paid to his attorneys to cover their fees and costs, (iii) certain provisions of the Employment Agreement between the former CEO and the Company, dated as of April 20, 2010 (the “Employment Agreement”), would continue to apply, including covenants and agreements imposing on the Former CEO certain obligations with respect to confidentiality, intellectual property and non-solicitation, (iv) the Company would continue to indemnify the Former CEO as provided by and subject to the Employment Agreement and the Company’s Amended and Restated Certificate of Incorporation and Bylaws, (v) the parties agreed to mutual non-disparagement obligations, (vi) the Former CEO agreed to cooperate with the Company and generally make himself available in connection with any investigations or legal proceedings involving the Company and (vii) the parties agreed to fully, finally and generally release all claims each party has against the other except for (a) obligations created by or arising out of the Settlement Agreement, (b) claims, defenses or liabilities against the Former CEO based on fraud that are presently unknown, (c) unemployment, state disability, and/or worker’s compensation insurance benefits pursuant to the terms of applicable state law, (d) claims that may relate to Company-sponsored benefit plans or those that cannot be lawfully waived and (e) any claim or right that may arise after the effective date of the Settlement Agreement.  The Company’s insurance carrier has reimbursed the Company for $0.5 million of the settlement amount, resulting in a net charge to the Company of  $4.8 million.  During the three and six month periods ended June 2016, the Company established reserves for this matter of $2.3 million and $4.8 million, respectively, in accordance with ASC 450, Contingencies, and incurred legal fees for this matter of $2.4 million and $2.7 million during the three and six month periods ended June 30, 2016, respectively.

The Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business, except putative class action lawsuits and a derivative action have been filed with respect to the Company and certain of its current and former directors and/or executives in connection with the Company’s announcement of the SEC matter described in the following paragraph (and other related actions could be filed).

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

In connection with the announcement of the SEC investigation, two putative class action lawsuits were filed with respect to the Company and certain of its current and former executives and have since been consolidated into a single action captioned In re Investment Technology Group, Inc. Securities Litigation before the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants made material misrepresentations or omitted to disclose material facts concerning, among other subjects, the matters that were the subject of the SEC settlement regarding AlterNet and the SEC investigation that led to the SEC settlement. The complaint seeks an unspecified amount of damages under the federal securities laws.

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

While the Company cannot predict the outcome of these lawsuits and other proceedings, the Company intends to defend them as appropriate. Other than the reserves established for the settlement of the arbitration with the Former CEO discussed above, no reserve has been established for any of the matters described above since the Company is unable to provide a reasonable estimate of any potential liability for these lawsuits and other proceedings given the stage of such proceedings. The Company believes, based on information currently available, that the outcome of these lawsuits and other proceedings, individually or in the aggregate, will not likely have a material adverse effect on its consolidated financial position.  In light of the inherent uncertainties of such proceedings, an adverse outcome of one or more of such proceedings may have a material impact on the results of operations for any particular period.

In addition to the above proceedings, the Company’s broker-dealer subsidiaries are subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which we are cooperating.  This includes inquiries relating to industry practices around the borrowing and lending of certain securities, and related transactions and activities.  The activity with respect to these securities, substantially all of which related to our matched-book operations, was discontinued.  Such investigations and other proceedings may result in judgments, settlements, fines, penalties, injunctions or other relief.  Given the inherent uncertainties and the current stage of these governmental inquiries, and our ongoing reviews, we are unable to predict the outcome of these matters at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

ITG applies technology and trading expertise to reduce implementation costs, helping clients improve investment performance. ITG provides liquidity, execution, analytics and workflow solutions to leading asset management and brokerage firms. The firm has offices in Asia Pacific, Europe and North America and offers trading services in more than 50 countries.

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 15, Segment Reporting, to the condensed consolidated financial statements). Our four operating segments provide the following categories of products and services:

•                  Execution Services — includes (a) self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options and (b) portfolio trading and high-touch trading desks providing execution expertise

•                  Workflow Technology — includes trade order and execution management software applications in addition to network connectivity

•                  Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

In December 2015 the Company sold its energy research operations and in May 2016 sold its remaining investment research operations, both of which were within the Research, Sales & Trading (“RS&T”) product group. Beginning in the second quarter 2016, the remaining portfolio trading and high-touch execution offerings, previously grouped within RS&T, were combined with the electronic execution and liquidity solutions, previously grouped within the Electronic Brokerage (“EB”) product group, to form the new Execution Services product group to create better alignment for cross-selling synergies. The entire historic activity of EB and RS&T, including the divested research operations, has been reclassified to the Execution Services product group to conform to the current presentation. For more information on the sale of the remaining investment research operations, see Note 3, Divestitures, to the condensed consolidated financial statements.  Also, in July 2016 we changed the name of our Platforms product group to Workflow Technology.

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

Other revenues include: (i) income from principal trading in Canada, including within our recently closed arbitrage trading desk, (ii) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies as well as on other foreign exchange transactions unrelated to equity trades, (iii) the net interest spread earned on securities borrowed and loaned on transactions within our recently closed U.S. matched-book securities lending operations, (iv)  non-recurring consulting services, such as one-time implementation and customer training related activities, (v) investment and interest income, (vi) interest income on securities borrowed in connection with customers’ settlement activities and (vii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including errors and accommodations).

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

Adjusted revenues, adjusted expenses, adjusted pretax (loss) income, adjusted income tax (benefit) expense and adjusted net (loss) income, together with related per share amounts, are non-GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted revenues, adjusted expenses, adjusted pre-tax (loss) income, adjusted income tax (benefit) expense and adjusted net (loss) income to revenues, expenses, (loss) income before income tax (benefit) expense, income tax (benefit) expense and net (loss) income and related per share amounts as determined in accordance with U.S. GAAP for the three and six months ended June 30, 2016 and June 30, 2015, respectively, are provided below (dollars in thousands except per share amounts).

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Total revenues	$120,610	$140,494	$245,278	$290,221
Less:
Other revenues - gains (1)	(2,438)	—	(2,438)	—
Adjusted revenues	118,172	140,494	242,840	290,221

Total expenses	130,268	149,443	258,574	276,830
Less:
Restructuring (2)	(4,355)	—	(4,355)	—
CEO compensation (3)	(519)	—	(3,315)	—
Contingencies for legal proceedings and related costs (4)	(4,710)	—	(7,522)	—
Reserve for SEC settlement and related costs (5)	—	(22,647)	—	(22,647)
Adjusted expenses	120,684	126,796	243,382	254,183

(Loss) income before income tax (benefit) expense	(9,658)	(8,949)	(13,296)	13,391
Effect of adjustments	7,146	22,647	12,754	22,647
Adjusted pre-tax (loss) income	(2,512)	13,698	(542)	36,038

Income tax (benefit) expense	(4,441)	1,261	(5,573)	6,868
Tax effect of adjustments (1)	2,715	1,077	3,977	1,077
Adjusted income tax (benefit) expense	(1,726)	2,338	(1,596)	7,945

Net (loss) income	(5,217)	(10,210)	(7,723)	6,523
Net effect of adjustments	4,431	21,570	8,777	21,570
Adjusted net (loss) income	$(786)	$11,360	$1,054	$28,093

Diluted (loss) earnings per share	$(0.16)	$(0.30)	$(0.23)	$0.18
Net effect of adjustments	0.14	0.62	0.26	0.62
Adjusted diluted (loss) earnings per share	$(0.02)	$0.32	$0.03	$0.80

(1)         We received insurance proceeds of $2.4 million in June 2016 from our corporate insurance carrier to settle our claim for lost profits arising from an August 2015 outage in our outsourced primary data center in the U.S. Additionally, we generated a nominal gain on the completion of the sale of our investment research operations in May 2016.

(2)         We incurred restructuring charges related to (a) the reduction in high-touch sales trading headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) the reduction in headcount associated with combining the portfolio trading and high-touch execution offerings with the EB product group to form the new Execution Services product group.

(3)         Our new Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount that we expensed for these awards during the three months ended March 31, 2016 was eligible for a tax deduction.

(4)         During the three and six month periods ended June 30, 2016, we established a reserve of $2.3 million and $4.8 million, respectively, for the arbitration case with our former CEO. In addition, we incurred legal fees related to this matter of $2.4 million and $2.7 million during the three and six month periods ended June 30, 2016, respectively. We settled the arbitration case in June 2016.

(5)         In the second quarter of 2015, we reserved $20.3 million for a settlement with the SEC in connection with the investigation into a proprietary trading pilot and incurred $2.3 million in legal and other related costs associated with this matter.

Executive Summary for the Quarter Ended June 30, 2016

Consolidated Overview

Sharply higher global trading activity following the referendum on June 23, 2016 in which the people of the United Kingdom voted in favor of an exit from the European Union (often referred to as Brexit) helped to reduce the loss we recognized in a very challenging quarter with sequential reductions in market-wide trading in all regions following the surge in market activity in the first quarter 2016.

On a U.S. GAAP basis, we generated revenues of $120.6 million in the second quarter of 2016 and incurred a net loss of $5.2 million, or $0.16 per share compared with revenues of $140.5 million and a net loss of $0.30 per share in the second quarter of 2015. Our U.S. GAAP net loss in the second quarter of 2016 includes (i) a restructuring charge to reduce headcount in our high-touch trading and sales organizations and close down peripheral businesses, (ii) a charge to adjust the reserve for the arbitration case with our former Chief Executive Officer (“CEO”) to reflect the final settlement amount (after deducting the impact of the insurance recovery) together with related legal fees and (iii) the amount expensed during the second quarter of 2016 for upfront cash and stock awards granted to our new CEO. These charges were partially offset by a gain recognized for the receipt of proceeds under our business interruption insurance policy related to the impact of an outage in August 2015 at our primary outsourced data center in the U.S. The GAAP net loss for the second quarter of 2015 included a reserve for the settlement with the SEC in August 2015 in connection with the SEC’s investigation into a proprietary trading pilot operated for sixteen months in 2010 through mid-2011 (the “SEC Settlement”) and related legal and other fees.

On an adjusted basis, we generated a net loss of $0.8 million, or $0.02 per share (see Non-GAAP Financial Measures) compared with net income of $11.4 million in the second quarter 2015. Adjusted expenses (see Non-GAAP Financial Measures) of $120.7 million were down 5% from the second quarter of 2015 reflecting lower incentive-based compensation and transaction processing costs as well as our exit from the energy and healthcare research operations in 2015 and one fewer month of costs from the remaining investment research operations in 2016 due to the sale of those operations at the end of May 2016. Adjusted revenues (see Non-GAAP Financial Measures) of $118.2 million were down 16% from the second quarter of 2015.

With the divestitures of our investment research operations complete, the closing of certain peripheral businesses, the reorganizing of our three execution channels into a better aligned Execution Services product group, and the completion of the end-to-end review of our business, we are positioned to execute on our strategic operating plan. Under the plan, we have determined that our strategy is to increasingly focus our resources on our core capabilities in execution, liquidity, analytics and workflow solutions, which are our four key service offerings that revolve around the trade implementation cycle. Our strategic operating plan will include significant investments in technology and people to enhance these key service offerings and sharpen our brand with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis.

Segment Discussions

Regional segment results exclude the impact of Corporate activity.  Corporate activity reduced pre-tax income by $15.8 million, including the above-mentioned costs related to the restructuring, the settlement of the arbitration claim with our former CEO together with related legal fees and the amount expensed for upfront awards to our new CEO. Corporate activity also included the gain recognized under our business interruption insurance policy. We also continued to incur higher levels of legal costs within Corporate activityrelating to ongoing legal matters.  See Note 18, Contingencies — Legal Matters, to the condensed consolidated financial statements.

Our U.S. average daily volume (“ADV”) was 131.5 million shares, down 28% from the second quarter of 2015, primarily reflecting the continuing impact of the SEC Settlement, and down 19% from the first quarter of 2016, primarily reflecting the 15% sequential decline in market-wide volumes.

In Canada, our 2% growth in commissions and fees over the second quarter of 2015 in local currency terms lagged the 31% growth in market-wide ADV as a much greater proportion of our volume in the second quarter of 2016 was from lower priced sell-side clients.  In local currency terms, commissions and fees were down 5% compared to first quarter 2016, which was comparable to the 4% decline in market-wide ADV.

Our executed daily value in the European region surged to record levels in the last few days of the second quarter of 2016 following the Brexit vote, but was still down 7% in local currency terms for the full quarter compared to the first quarter of 2016, performing slightly better than the decrease in overall daily market activity of 8%. As compared to the second quarter 2015, our executed daily value in Europe was 7% higher in local currency terms compared to a 4% decrease in overall daily market activity. However, the outperformance compared to the second quarter of 2015 reflected a significant increase in daily sell-side value traded from our efforts to grow this part of our business, which was partially offset by a decline in buy-side value traded due in part to the continued impact of the SEC Settlement. This higher sell-side mix resulted in a lower overall average commission rate.

Asia Pacific commissions and fees were down 25% from the record second quarter of 2015, however our 20% decline in daily value traded outperformed the decline in overall market-wide activity of 30%.  Sequentially, our average daily value traded in Asia Pacific was 4% higher than the first quarter of 2016, outperforming the 6% decline in daily market-wide trading activity. This increase was driven by a combination of growth in POSIT Alert and an increase in daily value traded by sell-side clients. Despite more sell-side activity, our average commission rate was slightly higher on a sequential basis due to a surge in the amount of value traded in POSIT Alert, establishing a new quarterly record for this product in terms of both regional value traded and commissions.

Capital Resource Allocation

During the second quarter of 2016, we repurchased 321,771 shares under our authorized repurchase program for $5.3 million, or $16.57 per share. On a year-to-date basis we have repurchased 909,682 shares under our authorized repurchase program for $14.9 million, or $16.43 per share. We intend to continue to use share repurchases to offset dilution from the issuance of stock under employee compensation plans and to opportunistically return capital to stockholders. Subject to changes in market conditions and the relative return on alternative uses of capital, we currently expect capital returns for the second half of 2016 and for full-year 2017 to be at an annualized level similar to the capital returns in the first half of 2016. We may elect to conduct future share repurchases through open market purchases, private transactions and/or automatic share repurchase programs under SEC Rule 10b5-1.

We also continued the quarterly dividend program we initiated in April 2015 and paid a quarterly cash dividend of $0.07 per share, or $2.3 million during the quarter.

Results of Operations — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$43,614	$54,829	$(11,215)	(20)
Recurring	14,776	19,470	(4,694)	(24)
Other	184	1,175	(991)	(84)
Total revenues	58,574	75,474	(16,900)	(22)

Expenses:
Compensation and employee benefits	27,452	32,907	(5,455)	(17)
Transaction processing	9,882	11,811	(1,929)	(16)
Other expenses	24,114	25,021	(907)	(4)
Total expenses	61,448	69,739	(8,291)	(12)
(Loss) income before income tax expense	$(2,874)	$5,735	$(8,609)	(150)

Commissions and fees decreased $11.2 million as a result of a 28% decrease in our average daily trading volumes due to the ongoing impact the SEC Settlement has had on our business, as market-wide daily volumes were 14% higher than the second quarter of 2015.  Although the proportion of volume from lower-rate sell-side clients decreased to 52% from 59% in the second quarter of 2015, our overall revenue capture per share remained steady at $0.0042 reflecting lower rates from the mixture of buy-side volume, including an increased proportion of buy-side volume related to lower-rate index rebalancing.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2016	2015	Change	% Change
Total trading volume (in billions of shares)	8.4	11.5	(3.1)	(27)
Trading volume per day (in millions of shares)	131.5	182.6	(51.1)	(28)
Average revenue per share	$0.0042	$0.0042	$—	—
U.S. market trading days	64	63	1	2

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 24% due to one fewer month of billed investment research revenue following the close of the sale of our investment research operations at the end of May 2016 as well as the impact of the disposition of energy research in December 2015 and the shut-down of healthcare market research in May 2015 (collectively, our “Research Operations”). This was offset by an increase in billed revenue for our analytics products and a slight increase in recurring connectivity revenue.

Other revenues decreased due to the impact of client trade accommodations, which reduced other revenues by $1.0 million during the three months ended June 30, 2016 compared to a reduction of $0.4 million during the three months ended June 30, 2015. In addition, we had lower stock loan revenues during the three months ended June 30, 2016 following our decision to close the matched-book securities lending operations and we had transaction advisory services revenue in the second quarter 2015. These declines were partially offset by an increase in revenues for clearing services.

Compensation and employee benefits decreased 17% due to our exit from the Research Operations, representing more than 50% of the total decrease, as well as lower current year incentive-based compensation and lower stock-based compensation on performance awards.

Transaction processing costs decreased 16% on lower trade volumes but increased as a percentage of commissions and fees to 22.7% from 21.5% in the second quarter 2015 due to higher costs from outsourcing the clearing of select accounts to a third party, and the impact that fixed clearing and settlement costs have on lower commissions and fees revenue.

Other expenses decreased 4% as our exit from the Research Operations reduced costs, but the savings were offset in part by a new cost agreed to for 2016 to purchase energy research for distribution to bundled trading clients.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$13,069	$13,401	$(332)	(2)
Recurring	1,296	1,534	(238)	(16)
Other	1,425	1,770	(345)	(19)
Total revenues	15,790	16,705	(915)	(5)

Expenses:
Compensation and employee benefits	4,697	4,650	47	1
Transaction processing	2,238	2,292	(54)	(2)
Other expenses	6,073	6,148	(75)	(1)
Total expenses	13,008	13,090	(82)	(1)
Income before income tax expense	$2,782	$3,615	$(833)	(23)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $0.8 million and $0.6 million, respectively, resulting in a decrease of $0.2 million to pre-tax income.

Commissions and fees were down 2% compared to the three months ended June 30, 2015, but were 2% higher in local currency terms. The growth in local currency terms was lower than the growth in market-wide volumes in Canada as a greater portion of our volume in the second quarter 2016 was from lower-priced sell-side clients.

Recurring revenues decreased 16% primarily from the sale of energy research at the end of 2015.

Other revenues decreased 19% due to the lower gains from our arbitrage trading desk, which was substantially wound-down by the end of April, offset in part by higher foreign exchange trading gains.

Compensation and employee benefits costs were relatively unchanged as higher stock-based compensation and lower capitalized salaries offset lower current year incentive-based compensation and the currency reduction.

Transaction processing costs were slightly lower as a result of lower trading activity due to the winding down of our arbitrage trading desk and the currency reduction, which were mostly offset by the impact of processing increased volumes from lower-rate sell-side clients.

Other expenses were down slightly as lower research distribution fees paid to the U.S. Operations and the impact of currency translation were mostly offset by increased costs for investments we are making to enhance redundancy and business recovery capabilities.

European Operations

	Three Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$28,171	$29,444	$(1,273)	(4)
Recurring	4,274	3,968	306	8
Other	(242)	162	(404)	(249)
Total revenues	32,203	33,574	(1,371)	(4)

Expenses:
Compensation and employee benefits	9,641	9,810	(169)	(2)
Transaction processing	7,539	7,855	(316)	(4)
Other expenses	8,739	8,146	593	7
Total expenses	25,919	25,811	108	—
Income before income tax expense	$6,284	$7,763	$(1,479)	(19)

Currency translation from a weaker British Pound during the quarter decreased European revenues and expenses by $2.2 million and $1.4 million, respectively, reducing pre-tax income by $0.8 million. The British Pound weakened further in the last few days of the quarter following the Brexit vote. If the U.S. dollar to British Pound exchange rate of 1.34:1 at June 30, 2016 was the average for the full second quarter, our translated pre-tax income would have been further reduced by $0.8 million.

Commissions and fees were down 4% compared to the three months ended June 30, 2015, but were 2% higher in local currency terms. Our daily commissions were at record levels in the immediate aftermath of the Brexit vote, helping to offset the impact of a 4% decrease in daily market-wide trading activity in local currency terms as compared to the second quarter of 2015. Our daily value executed during the three months ended June 30, 2016 was 7% higher in local currency terms than the corresponding period of 2015, however this growth was driven by increased lower-rate sell-side activity, which did not have the same impact on commission revenues. Although we earn a lower commission rate on sell-side trading, this activity produces incremental profitability, uses excess capacity and grows the liquidity in POSIT.

Recurring revenues increased 8% primarily due to higher connectivity and an increase in billed revenue for our analytics products. The change in other revenues primarily reflected the impact of $0.2 million of losses during the three months ended June 30, 2016 to provide price improvement to clients for exchange-traded funds (ETFs) in order to generate higher levels of commissions and fees on such trades. These losses in effect represent the sacrifice of a portion of the commission earned on the trade.

Compensation and employee benefits decreased slightly primarily due to the currency reduction, as the impact of higher stock-based compensation was offset by lower current year incentive-based compensation.

Transaction processing costs decreased 4% as the impacts of the currency reduction and our negotiation of lower settlement costs in the region more than offset the increase from the growth in our daily executed value. Transaction processing costs as a percentage of commissions and fees were 26.8%, comparable to the ratio in the second quarter 2015.

Other expenses were 7% higher due to investments in lower latency market data feeds and compliance monitoring tools, increased costs for connecting clients and redundant rent in France as we complete the build-out of our new Paris office.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$9,844	$13,186	$(3,342)	(25)
Recurring	1,465	1,475	(10)	(1)
Other	(29)	(149)	120	81
Total revenues	11,280	14,512	(3,232)	(22)

Expenses:
Compensation and employee benefits	4,513	5,128	(615)	(12)
Transaction processing	2,439	3,229	(790)	(24)
Other expenses	4,421	4,553	(132)	(3)
Total expenses	11,373	12,910	(1,537)	(12)
(Loss) income before income tax expense (benefit)	$(93)	$1,602	$(1,695)	(106)

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.3 million and $0.2 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Asia Pacific commissions and fees decreased 25% primarily due to the unfavorable market environment, with market-wide trading activity in the markets we participate in down 30%. The impact from the unfavorable market environment was partially offset by the growth in activity from sell-side clients and growth in POSIT Alert, where we achieved record levels of value traded and commissions for this product during the second quarter of 2016.

Recurring revenues were comparable to the second quarter of 2015, while other revenues improved due to a reduced impact of client trade accommodations.

Compensation and employee benefits decreased 12% due primarily to lower headcount and lower current year incentive-based compensation.

Transaction processing costs decreased 24% due to lower trading activity.  As a percentage of commissions and fees, transaction processing costs increased slightly to 24.8% from 24.5% in 2015 due to the impact of a higher proportion of value traded by lower-rate sell-side clients.

Other expenses decreased slightly primarily due to lower charges for global research and development costs.

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

For the second quarter of 2016, we incurred a pre-tax loss from these activities of $15.8 million, reflecting $2.8 million of income and $18.5 million of costs. For the second quarter of 2015, we incurred a pre-tax loss of $27.7 million from these activities, reflecting investment income of $0.2 million and costs of $27.9 million. The increase in income reflects the recognition of $2.4 million of insurance proceeds, net of related expenses, under our business interruption insurance policy for the impact of an outage at our primary outsourced data center in August 2015. Costs during the three months ended June 30, 2016 include $0.5 million of expense related to the inducement and sign-on compensation awards provided to our new Chief Executive Officer, a significant portion of which replaced awards he forfeited at his former employer, an additional $2.3 million for the settlement of the arbitration claim by our former Chief Executive Officer, together with related legal fees of $2.4 million, and $4.4 million of restructuring costs related to (a) the reduction in high-touch sales trading headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) the reduction in headcount associated with combining the portfolio trading and high-touch execution offerings with the EB product group to form the new Execution Services product group.  We continue to incur significant legal costs related to ongoing legal proceedings and certain other governmental inquiries, with respect to which we are cooperating.  This includes inquiries relating to industry practices around the borrowing and lending of certain securities, and related transactions and activities.  The activity with respect to these securities, substantially all of which related to our matched-book operations, was discontinued.  See Note 18, Contingencies — Legal Matters to the condensed consolidated financial statements.  We expect that legal fees related to these ongoing legal proceedings and certain other governmental inquiries will continue until such matters are resolved. Costs during the three months ended June 30, 2015 included a $20.3 million reserve for the SEC Settlement, and $2.3 million in legal and other related costs associated with this matter.

Consolidated income tax expense

In the second quarter of 2016, we reported a tax benefit of $4.4 million, resulting in an effective rate of 46.0% on our pre-tax loss. The high effective rate on our pre-tax loss reflects the impact of a higher benefit rate on the loss in our U.S. Operations and from Corporate activities (most of which was incurred in the U.S.) and the lower expense rate on our pre-tax earnings in Europe. In the second quarter of 2015, we reported a tax expense of $1.3 million despite reporting a pre-tax loss of $8.9 million largely due to the non-deductibility of substantially all of the $20.3 million reserve for the SEC Settlement. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$93,067	$113,284	$(20,217)	(18)
Recurring	30,298	39,458	(9,160)	(23)
Other	1,538	3,186	(1,648)	(52)
Total revenues	124,903	155,928	(31,025)	(20)

Expenses:
Compensation and employee benefits	56,851	66,675	(9,824)	(15)
Transaction processing	20,121	23,277	(3,156)	(14)
Other expenses	48,700	49,185	(485)	(1)
Total expenses	125,672	139,137	(13,465)	(10)
(Loss) income before income tax expense	$(769)	$16,791	$(17,560)	(105)

Commissions and fees decreased $20.2 million as a result of a 22% decrease in our average daily trading volumes due to the ongoing impact the SEC Settlement has had on our business, as market-wide daily volumes were 19% higher than the first half of 2015. Although the proportion of volume from lower-rate sell-side clients decreased to 52% from 57% in the first half of 2015, our overall revenue capture per share remained steady at $0.0043 reflecting lower rates from the mixture of buy-side volume.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2016	2015	Change	% Change
Total trading volume (in billions of shares)	18.3	23.2	(4.9)	(21)
Trading volume per day (in millions of shares)	146.3	186.9	(40.6)	(22)
Average revenue per share	$0.0043	$0.0043	$—	—
U.S. market trading days	125	124	1	1

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 23% primarily due to our exit from the Research Operations.

Other revenues decreased 52% due to transaction advisory services revenue earned in 2015 by our former energy research team and the impact of client trade accommodations, which reduced other revenues by $1.0 million during the six months ended June 30, 2016 compared to a reduction of $0.6 million during the six months ended June 30, 2015. These declines were partially offset by an increase in revenues for clearing services.

Compensation and employee benefits decreased 15% due to our exit from the Research Operations, representing more than 50% of the total decrease, as well as lower current year incentive-based compensation and lower stock-based compensation on performance awards.

Transaction processing costs decreased 14% due to lower trade volumes, but increased as a percentage of commissions and fees to 21.6% from 20.5% during the first half of 2015 due to higher costs from outsourcing the clearing of select accounts to a third party and the impact that fixed clearing and settlement costs have on lower commissions and fees revenue.

Other expenses decreased slightly as our exit from the Research Operations reduced costs, but the savings were offset by new cost agreed to for 2016 to purchase energy research for distribution to bundled trading clients.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$25,924	$29,040	$(3,116)	(11)
Recurring	2,579	2,875	(296)	(10)
Other	3,383	3,702	(319)	(9)
Total revenues	31,886	35,617	(3,731)	(10)

Expenses:
Compensation and employee benefits	9,415	11,640	(2,225)	(19)
Transaction processing	4,782	4,670	112	2
Other expenses	11,569	11,938	(369)	(3)
Total expenses	25,766	28,248	(2,482)	(9)
Income before income tax expense	$6,120	$7,369	$(1,249)	(17)

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $2.5 million and $1.8 million, respectively, resulting in a decrease of $0.7 million to pre-tax income.

Commissions and fees declined 11% compared to the six months ended June 30, 2015 and were down 4% in local currency terms. The decline in local currency terms occurred despite the growth in market-wide volumes in Canada as a greater proportion of our volume in the first half of 2016 was from lower-priced sell-side clients.

Recurring revenues decreased 10% primarily from the sale of energy research at the end of 2015.

Other revenues decreased 9% due to the impact of client trade accommodations, which reduced other revenues by $0.5 million during the six months ended June 30, 2016 compared to a reduction of $0.2 million during the six months ended June 30, 2015, and lower gains on arbitrage trading due to the winding down of our arbitrage trading desk. The reductions were offset in part by higher foreign exchange trading gains.

Compensation and employee benefits costs decreased 19% primarily from the impact of lower stock-based compensation, which included significant mark-to-market adjustments on cash settled awards in the first half of 2015. The fluctuations on stock-based compensation from mark-to-market adjustments ceased in February 2016 when the last tranche of cash settled awards vested. Compensation was also lower in the first half of 2016 due to lower current year incentive-based compensation and the currency reduction.

Transaction processing costs were slightly higher due to the impact of processing increased volumes from lower-rate sell-side clients, partially offset by reductions related to reduced principal arbitrage trading activity and the currency reduction.

Other expenses were down slightly as lower research distribution fees paid to the U.S. Operations and the impact of currency translation were mostly offset by increased costs for investments we are making to enhance redundancy and recovery.

European Operations

	Six Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$55,567	$61,986	$(6,419)	(10)
Recurring	8,160	8,106	54	1
Other	(385)	88	(473)	(538)
Total revenues	63,342	70,180	(6,838)	(10)

Expenses:
Compensation and employee benefits	19,251	19,878	(627)	(3)
Transaction processing	15,165	15,670	(505)	(3)
Other expenses	16,963	15,739	1,224	8
Total expenses	51,379	51,287	92	—
Income before income tax expense	$11,963	$18,893	$(6,930)	(37)

Currency translation from a weaker British Pound decreased total European revenues and expenses by $4.0 million and $2.7 million, respectively, resulting in a decrease of $1.3 million to pre-tax income.

Commissions and fees decreased 10% compared to the first half of 2015 and were 5% lower in local currency terms. Our daily value executed during the six months ended June 30, 2016 was 9% higher in local currency terms than the corresponding period of 2015, outperforming the 1% decline in daily market-wide trading activity. However the growth in our executed value in the first half of 2016 was driven by increased lower-rate sell-side activity, which did not have the same impact on commission revenues.

Recurring revenues increased slightly primarily due to higher connectivity.  The change in other revenues primarily reflected the impact of $0.3 million of losses during the six months ended June 30, 2016 to provide price improvement for ETFs in order to generate higher levels of commissions and fees on such trades. These losses in effect represent the sacrifice of a portion of the commissions earned on the trade.

Compensation and employee benefits decreased slightly primarily due to the currency reduction and lower current year incentive-based compensation, offset in part by higher stock-based compensation.

Transaction processing costs decreased as the impacts of currency reduction and our negotiation of lower settlement costs in the region more than offset the increase from the growth in our daily executed value. Transaction processing costs increased as a percentage of commissions and fees to 27.3%, compared to 25.3% in the first half of 2015 reflecting the higher mix of our value traded from sell-side accounts.

Other expenses were higher due to investments in lower latency market data feeds and compliance monitoring tools, increased costs for connecting clients, redundant rent in France as we complete the build-out of our new Paris office and increased provisions against aged invoices.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$19,100	$25,476	$(6,376)	(25)
Recurring	2,969	2,940	29	1
Other	(32)	(382)	350	92
Total revenues	22,037	28,034	(5,997)	(21)

Expenses:
Compensation and employee benefits	9,016	10,205	(1,189)	(12)
Transaction processing	4,864	6,143	(1,279)	(21)
Other expenses	8,850	8,977	(127)	(1)
Total expenses	22,730	25,325	(2,595)	(10)
Loss (income) before income tax expense	$(693)	$2,709	$(3,402)	(126)

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.8 million and $0.4 million, respectively, resulting in a decrease of $0.4 million to pre-tax income.

Asia Pacific commissions and fees decreased 25% primarily due to the unfavorable market environment, with daily market-wide trading activity in the markets we participate in down 18%, and the continued impact during the early part of the year of the SEC Settlement. These impacts were partially offset by the growth in activity from sell-side clients.

Recurring revenues were comparable to the first half of 2015, while other revenues improved over the prior-year period due to a reduced impact of client trade accommodations, which reduced other revenues by less than $0.1 million during the first half of 2016 and by $0.4 million during the first half of 2015.

Compensation and employee benefits decreased 12% due to lower headcount and lower current year incentive-based compensation.

Transaction processing costs decreased 21% due to lower trading activity.  As a percentage of commissions and fees, transaction processing costs increased slightly to 25.5% from 24.1% in 2015 due to the impact of a much higher proportion of value traded by lower-rate sell-side clients and lower rates from clients using our direct market access services.

Other expenses decreased slightly primarily due to lower charges for global research and development costs.

Corporate

For the first half of 2016, we incurred a pre-tax loss from Corporate activities of $29.9 million, reflecting $3.1 million of income and $33.0 million of costs.  For the first half of 2015 we incurred a pre-tax loss of $32.4 million reflecting $0.4 million of investment income and $32.8 million of costs. The increase in income reflects the recognition of $2.4 million of insurance proceeds, net of related expenses, under our business interruption insurance policy for the impact of an outage at our primary outsourced data center in August 2015.  Costs in the first half 2016 include $3.3 million of expense related to the inducement and sign-on compensation awards provided to our new Chief Executive Officer, a significant portion of which replaced awards he forfeited at his former employer, $4.8 million for the settlement of the arbitration claim by our former Chief Executive Officer, together with related legal fees of $2.7 million, and $4.4 million of restructuring costs related to (a) the reduction in high-touch sales trading headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) the reduction in headcount associated with combining the portfolio trading and high-touch execution offerings with the EB product group to form the new Execution Services product group.  We continue to incur significant legal costs related to ongoing legal proceedings and certain other governmental inquiries, with respect to which we are cooperating.  This includes inquiries relating to industry practices around the borrowing and lending of certain securities, and related transactions and activities.  The activity with respect to these securities, substantially all of which related to our matched-book operations, was discontinued.  See Note 18, Contingencies — Legal Matters to the condensed consolidated financial statements. Costs during the first half of 2015 included a $20.3 million reserve for the SEC Settlement, and $2.3 million in legal and other related costs associated with this matter.

Consolidated income tax expense

In the first half of 2016, we reported a tax benefit of $5.6 million, resulting in an effective tax rate of 41.9% on our pre-tax loss. The high effective rate on our pre-tax loss reflects the impact of a higher benefit rate on the loss in our U.S. Operations and from Corporate activities (most of which was incurred in the U.S.) and the lower expense rate on our pre-tax earnings in Europe.  In the first half of 2015 we reported tax expense of $6.9 million, an effective tax rate of 51.3% on our pre-tax income. The high effective tax rate in the first half of 2015 was largely due to the non-deductibility of substantially all of the $20.3 million reserve for the SEC Settlement.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At June 30, 2016, unrestricted cash and cash equivalents totaled $237.5 million. Included in this amount is $73.8 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends.  Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2016, we had interest-bearing security deposits totaling $46.2 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2016, we entered into a new $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements. The terms and conditions of the credit agreement are similar to the credit agreement that matured in January 2016 (see Note 11, Borrowings), except that the unused commitment fee is 0.75%.

We self-clear equity trades in Hong Kong and Australia, maintaining restricted cash deposits of $26.0 million primarily to support overdraft facilities. We also had deposits with clearing organizations of $9.8 million at June 30, 2016. In Europe, we maintain $1.8 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $38.3 million at June 30, 2016.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2016	2015
Net (loss) income	$(7,723)	$6,523
Non-cash items included in net income	31,754	39,992
Effect of changes in receivables/payables from/to customers and brokers	(128,586)	10,031
Effect of changes in other working capital and operating assets and liabilities	(50,211)	(63,647)
Net cash used in operating activities	$(154,766)	$(7,101)

Our operating activities typically result in the use of cash in the first half of an annual period due to the impact of paying the cash portion of the prior year’s incentive-based compensation and increases in the amounts for deposits held at clearing organizations and for net receivables.

The increase in cash used in operating activities during the first six months of 2016 as compared to the first six months of 2015 relates to an increase in cash temporarily tied up in settlement activities and an increase in clearing deposits, both of which were partially offset by an $84.0 million increase in short-term debt reflected in financing activities. In the immediate aftermath of the Brexit vote we needed to maintain additional liquidity with our European settlement agent to ensure the efficient settlement of client trading activity. Other items that drove the increased use of cash in operating activities as compared to the first half of last year were increases in income taxes receivable and a decrease in net income.

Investing Activities

Net cash used in investing activities of $12.0 million includes our investments in software development projects and computer hardware and software partially offset by the net cash proceeds from the sale of our investment research operations.

Financing Activities

Net cash provided by financing activities of $58.1 million primarily reflects the increase in short-term bank borrowings to fund our international and U.S. securities clearance and settlement activities as described above, partially offset by repurchases of ITG common stock, shares withheld for net settlements of share-based awards, and dividend payments made under our dividend program.

During the first six months of 2016, we remained active with our share buyback program on an opportunistic basis, repurchasing approximately 1.3 million shares of our common stock at a cost of $21.4 million, while also maintaining our $0.07 per share quarterly dividend program, both of which were funded from our available cash resources. Of these shares, 0.9 million were purchased under our Board of Directors’ authorization for a total cost of $14.9 million (average cost of $16.43 per share). An additional 0.4 million shares repurchased for $6.5 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.9 million. The specific timing and amount of repurchases will vary based on market conditions and other factors. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

Regulatory Capital

ITG Inc., AlterNet and ITG Derivatives are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1, which requires the maintenance of minimum net capital.  ITG Inc. has elected to use the alternative method permitted by Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000 and $1.0 million, respectively. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at June 30, 2016 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$66,210	$65,210
AlterNet	5,870	5,744
ITG Derivatives	2,273	1,273

As of June 30, 2016, ITG Inc. had $7.3 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $2.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2016, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$25,353	$24,967
European Operations
Ireland	56,279	7,779
U.K.	3,441	2,631
Asia Pacific Operations
Australia	15,033	8,939
Hong Kong	25,377	7,393
Singapore	991	917

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

As of June 30, 2016, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

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

b)            Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Contingencies—Legal Matters” and is incorporated herein by reference.

Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.  Except for the addition of the risk factors below, there has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2015.

If we cannot successfully execute on our strategic initiatives, our business and financial results may be adversely impacted.

We may not be able to implement important strategic initiatives in accordance with our expectations, including that these strategic initiatives could result in additional unanticipated costs, which may result in an adverse impact on our business and financial results. In July 2016, we completed the end-to-end review of our business, clients, people and processes initiated by our new Chief Executive Officer.  In connection with these findings, we announced our strategic operating plan to increasingly focus our resources on our core capabilities in execution, liquidity, analytics and workflow solutions, which are our four key service offerings that revolve around the trade implementation cycle. The strategic operating plan will include significant investments in technology and people to enhance these key service offerings and sharpen our brand with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis. If we are unable to realize the benefits of any strategic initiatives, the strategic initiatives may not result in improvements in future financial performance and could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Political and economic uncertainty arising from the outcome of the recent referendum in which the people of the United Kingdom voted in favor of an exit from the European Union could adversely impact our business, results of operations and financial condition.

There is substantial political and economic uncertainty surrounding the referendum held on June 23, 2016 in which the people of the United Kingdom voted in favor of an exit from the European Union (often referred to as Brexit). The referendum is non-binding; however, if passed into law, negotiations would then commence to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. It is unclear how the United Kingdom’s access to the European Union single market, and the wider trading, legal and regulatory environment in which we and our clients operate, will be impacted and how this will affect our and their businesses. The announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations. The uncertainty surrounding the terms of the United Kingdom’s exit and its consequences could adversely impact client and investor confidence, result in additional market volatility and adversely affect our businesses, including our revenues from trading activities in Europe, and our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first six months of 2016, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
From: January 1, 2016
To: January 31, 2016	462,742	$16.23	437,906	2,345,066

From: February 1, 2016
To: February 29, 2016	482,503	17.16	150,005	2,195,061

From: March 1, 2016
To: March 31, 2016	5,841	19.95	—	2,195,061

From: April 1, 2016
To: April 30, 2016	2,933	21.73	—	2,195,061

From: May 1, 2016
To: May 31, 2016	29,335	18.16	23,998	2,171,063

From: June 1, 2016
To: June 30, 2016	301,652	16.48	297,773	1,873,290
Total	1,285,006	$16.71	909,682

(a)         This column includes the acquisition of 375,324 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.

During the first six months of 2016, we repurchased approximately 1.3 million shares of our common stock at a cost of $21.4 million, which was funded from our available cash. Of these shares, 0.9 million were purchased under our Board of Directors’ authorization for a total cost of $14.9 million (average cost of $16.43 per share). An additional 0.4 million shares repurchased for $6.5 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.9 million.

In 2015, the Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the second quarter of 2016, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.4 million, including $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1*	Agreement, dated May 9, 2016, by and between Michael V. Marrale and Investment Technology Group, Inc.

10.2

Settlement Agreement and General Release, dated June 22, 2016, by and between Robert C. Gasser and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2016).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 9, 2016	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant