Form 10-Q
period 2016-09-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2016-11-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At October 14, 2016, the Registrant had 32,566,650 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, AlterNet, ITG Net, POSIT, POSIT Alert, and RFQ-hub, are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives and Single Ticket Clearing Service are trademarks or service marks of the Investment Technology Group, Inc. companies.

PRELIMINARY NOTES

When we use the terms “ITG,” the “Company,” “we,” “us” and “our,” we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10-Q, there are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, stock repurchases, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” and the negative of these terms and other comparable terminology.

Although we believe our expectations reflected in such forward-looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and regulatory scrutiny, the ultimate resolution of the Securities and Exchange Commission’s inquiry regarding pre-released American Depositary Receipts (“ADRs”) and any customer or shareholder reaction to the matter or further proceedings or sanctions based on our ADR activity, the outcome of other contingencies such as legal proceedings or governmental or regulatory investigations, the volatility of our stock price, changes in tax policy or accounting rules, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees and our ability to pay dividends or repurchase our common stock in the future.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q, which you are encouraged to read.  Our 2015 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and cash equivalents	$260,875	$330,653
Cash restricted or segregated under regulations and other	37,611	37,852
Deposits with clearing organizations	72,741	70,860
Securities owned, at fair value	8,678	5,598
Receivables from brokers, dealers and clearing organizations	283,012	1,036,777
Receivables from customers	74,869	49,176
Premises and equipment, net	52,663	55,496
Capitalized software, net	39,104	39,379
Goodwill	10,615	11,933
Intangibles, net	15,872	24,611
Income taxes receivable	8	128
Deferred taxes	35,629	23,590
Other assets	25,425	22,969
Total assets	$917,102	$1,709,022
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$165,387	$169,530
Short-term bank loans	133,487	81,934
Payables to brokers, dealers and clearing organizations	171,279	960,559
Payables to customers	25,606	9,957
Securities sold, not yet purchased, at fair value	6,143	2,637
Income taxes payable	6,032	17,017
Term debt	7,918	12,567
Total liabilities	515,852	1,254,201
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,410,571 and 52,300,885 shares issued at September 30, 2016 and December 31, 2015, respectively	525	523
Additional paid-in capital	242,573	239,090
Retained earnings	532,956	571,626
Common stock held in treasury, at cost; 19,846,254 and 19,207,419 shares at September 30, 2016 and December 31, 2015, respectively	(346,779)	(336,923)
Accumulated other comprehensive income (net of tax)	(28,025)	(19,495)
Total stockholders’ equity	401,250	454,821
Total liabilities and stockholders’ equity	$917,102	$1,709,022

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Commissions and fees	$83,485	$89,934	$277,141	$319,720
Recurring	19,214	26,659	63,220	80,038
Other	1,486	3,816	9,102	10,872
Total revenues	104,185	120,409	349,463	410,630
Expenses:
Compensation and employee benefits	45,127	46,305	145,906	157,612
Transaction processing	20,799	21,621	65,731	71,381
Occupancy and equipment	13,849	14,229	41,893	43,071
Telecommunications and data processing services	13,720	12,779	43,341	38,562
Restructuring charges	—	—	4,355	—
Other general and administrative	37,927	21,856	87,663	82,021
Interest expense	561	429	1,668	1,402
Total expenses	131,983	117,219	390,557	394,049
(Loss) income before income tax expense	(27,798)	3,190	(41,094)	16,581
Income tax (benefit) expense	(3,887)	480	(9,460)	7,348
Net (loss) income	$(23,911)	$2,710	$(31,634)	$9,233
(Loss) income per share:
Basic	$(0.73)	$0.08	$(0.96)	$0.27
Diluted	$(0.73)	$0.08	$(0.96)	$0.26
Basic weighted average number of common shares outstanding	32,725	33,859	33,006	34,066
Diluted weighted average number of common shares outstanding	32,725	34,547	33,006	34,976

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	$(23,911)	$2,710	$(31,634)	$9,233
Other comprehensive loss, net of tax:
Currency translation adjustment	(3,751)	(7,413)	(8,530)	(12,433)
Other comprehensive loss	(3,751)	(7,413)	(8,530)	(12,433)
Comprehensive loss	$(27,662)	$(4,703)	$(40,164)	$(3,200)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2016

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at December 31, 2015	$—	$523	$239,090	$571,626	$(336,923)	$(19,495)	$454,821
Net loss	—	—	—	(31,634)	—	—	(31,634)
Other comprehensive loss	—	—	—	—	—	(8,530)	(8,530)
Issuance of common stock in connection with director stock option exercises (24,498 net settled shares) and for restricted stock unit awards (1,048,179 shares), including a net excess tax benefit of $0.4 million	—	1	(15,968)	—	18,787	—	2,820
Issuance of common stock for the employee stock purchase plan (50,387 shares)	—	1	728	—	—	—	729
Shares withheld for net settlements of share-based awards (380,272 shares)	—	—	—	—	(6,617)	—	(6,617)
Purchase of common stock for treasury (1,336,132 shares)	—	—	—	—	(22,112)	—	(22,112)
Dividends declared on common stock	—	—	—	(7,036)	86	—	(6,950)
Share-based compensation	—	—	18,723	—	—	—	18,723
Balance at September 30, 2016	$—	$525	$242,573	$532,956	$(346,779)	$(28,025)	$401,250

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(31,634)	$9,233
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,450	33,324
Deferred income tax (benefit) expense	(12,426)	3,245
Provision for doubtful accounts	108	587
Non-cash share-based compensation	19,409	12,238
Gain on sale of investment research operations	(21)	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	91	2,918
Deposits with clearing organizations	(6,742)	(23,715)
Securities owned, at fair value	(2,744)	3,122
Receivables from brokers, dealers and clearing organizations	736,136	(500,565)
Receivables from customers	(33,777)	42,018
Accounts payable and accrued expenses	1,659	(34,125)
Payables to brokers, dealers and clearing organizations	(784,076)	414,725
Payables to customers	17,827	42,100
Securities sold, not yet purchased, at fair value	3,175	(2,380)
Income taxes receivable/payable	(9,572)	(9,644)
Excess tax benefit from share-based payment arrangements	(1,102)	(2,920)
Other, net	(3,447)	(4,794)
Net cash used in operating activities	(74,686)	(14,633)
Cash Flows from Investing Activities:
Capital purchases	(9,668)	(5,792)
Capitalization of software development costs	(18,705)	(19,761)
Proceeds from sale of investment research operations, net of deal costs	6,125	—
Net cash used in investing activities	(22,248)	(25,553)
Cash Flows from Financing Activities:
Repayments of long term debt	(4,649)	(7,367)
Proceeds from borrowing under short-term bank loans	51,553	(13,347)
Debt issuance costs	(810)	—
Excess tax benefit from share-based payment arrangements	1,102	2,920
Common stock issued	3,111	1,911
Common stock repurchased	(22,112)	(31,727)
Dividends paid	(6,865)	(4,712)
Shares withheld for net settlements of share-based awards	(6,617)	(8,397)
Net cash provided by (used in) financing activities	14,713	(60,719)
Effect of exchange rate changes on cash and cash equivalents	12,443	(7,700)
Net decrease in cash and cash equivalents	(69,778)	(108,605)
Cash and cash equivalents—beginning of year	330,653	275,210
Cash and cash equivalents—end of year	$260,875	$166,605

Supplemental cash flow information:
Interest paid	$3,067	$2,836
Income taxes paid	$12,319	$13,884

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

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors. ITG empowers traders to reduce the end-to-end cost of implementing investments via technology-enabled liquidity, execution, analytics and workflow solutions. ITG has offices in Asia Pacific, Europe and North America and offers execution services in more than 50 countries.

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

(2) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, various methods are used including market, income and cost approaches. Based on these approaches, certain assumptions that market participants would use in pricing the asset or liability are used, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable firm inputs. Valuation techniques that are used maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, fair value measured financial instruments are categorized according to the fair value hierarchy prescribed by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Corporate stocks-trading securities	6,171	6,171	—	—
Mutual funds	2,507	2,507	—	—
Total	$8,679	$8,679	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	6,143	6,143	—	—
Total	$6,143	$6,143	$—	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	—	—	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,571	2,571	—	—
Mutual funds	3,027	3,027	—	—
Total	$5,631	$5,631	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks-trading securities	2,637	2,637	—	—
Total	$2,637	$2,637	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include U.S. government money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from, and payables to, brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations and customers are short-term in nature, and following September 30, 2016, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at September 30, 2016 and December 31, 2015 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Divestitures

On May 27, 2016, the Company completed the sale of ITG Investment Research, LLC (“Investment Research”), a wholly owned subsidiary of the Company, to a wholly owned subsidiary of Leucadia National Corporation (“Leucadia”) for $12 million in cash consideration.

Upon completion of the sale, the Company recorded a pre-tax gain of approximately $21,000 and an after-tax gain of approximately $50,000. The pre-tax gain is recorded in other revenue on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016. The pre-tax gain is net of direct costs to sell Investment Research, including professional fees, cash compensation and the acceleration of previously issued restricted stock unit awards.

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

Activity and liability balances recorded as part of the restructuring plan through September 30, 2016 are as follows (dollars in thousands):

	Employee	Contract
	separation and	termination	Asset
	related costs	charges	write-offs	Total
Restructuring charges recognized	$4,192	$136	$27	$4,355
Cash payments	(2,046)	—	—	(2,046)
Acceleration of share-based compensation	(1,978)	—	—	(1,978)
Asset write-offs/translation gain	(5)	(125)	(27)	(157)
Balance at September 30, 2016	$163	$11	$—	$174

The payment of the remaining accrued costs will continue through December 2016.

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

Activity and liability balances recorded as part of the 2011 restructuring plan through September 30, 2016 are as follows (dollars in thousands):

Consolidation
of leased
facilities
Balance at December 31, 2015	$272
Utilized - cash	(704)
Sublease activity	474
Balance at September 30, 2016	$42

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

Activity and liability balances recorded as part of the 2010 restructuring plan through September 30, 2016 are as follows (dollars in thousands):

Consolidation
of leased
facilities
Balance at December 31, 2015	$982
Utilized—cash	(346)
Adjustment to reserve	(215)
Balance at September 30, 2016	$421

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

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Corporate stocks—trading securities	$6,171	$2,571	$6,143	$2,637
Mutual funds	2,507	3,027	—	—
Total	$8,678	$5,598	$6,143	$2,637

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

The Company had reserves for unrecognized tax benefits of $15.5 million and $15.6 million at September 30, 2016 and December 31, 2015, respectively. The Company had accrued interest expense related to tax reserves of $3.3 million and $2.8 million, net of related tax effects, at September 30, 2016 and December 31, 2015, respectively.

Our effective tax rate for the three and nine months ended September 30, 2016 was negatively impacted by non-deductible accrued expenses related to the potential SEC settlement (see Note 18, Contingencies – Legal Matters) and executive compensation expenses that are limited under Section 162(m) of the U.S. Internal Revenue Code.

(8) Goodwill and Other Intangibles

The following table presents the changes in the carrying amount of goodwill by our European Operations segment for the nine months ended September 30, 2016 (dollars in thousands):

Total
Balance at December 31, 2015	11,933
2016 Activity:
Currency translation adjustment	(1,318)
Balance at September 30, 2016	$10,615

Acquired other intangible assets consisted of the following at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,523	$—	$8,545	$—	—
Customer-related intangibles	10,458	5,446	23,322	10,400	14.3
Proprietary software	23,249	21,301	23,558	20,803	6.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$42,619	$26,747	$55,814	$31,203

At September 30, 2016, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.3 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, compared with $0.8 million and $2.4 million in the respective prior-year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations. As a result of the sale of Investment Research (see Note 3, Divestitures), $6.7 million of customer-related intangibles, net of accumulated amortization, were disposed of in May 2016.

During the nine months ended September 30, 2016, no intangibles were deemed impaired, and accordingly, no adjustment was required.

The following table represents the changes in the carrying amount of net intangible assets for the nine months ended September 30, 2016 (dollars in thousands):

Total
Balance at December 31, 2015	$24,611
Amortization	(1,508)
Sale of Investment Research	(6,684)
Currency translation adjustment	(547)
Balance at September 30, 2016	$15,872

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Broker-dealers	$263,947	$167,514	$107,421	$64,763
Clearing organizations	3,320	3,480	12,991	7,644
Securities borrowed	16,214	866,520	—	—
Securities loaned	—	—	50,867	888,152
Allowance for doubtful accounts	(469)	(737)	—	—
Total	$283,012	$1,036,777	$171,279	$960,559

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Customers	$75,324	$49,688	$25,606	$9,957
Allowance for doubtful accounts	(455)	(512)	—	—
Net	$74,869	$49,176	$25,606	$9,957

Securities Borrowed and Loaned

In the second quarter 2016, the Company closed its U.S. matched-book securities lending operations.  At September 30, 2016, the only remaining balances for securities borrowed and securities loaned related to customer settlement activities.   The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned through the wind-down of all balances within the U.S. matched-book operations, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest earned	$3	$1,478	$1,961	$4,337
Interest incurred	(3)	(884)	(1,132)	(3,009)
Net	$—	$594	$829	$1,328

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of September 30, 2016:
Deposits paid for securities borrowed	$16,214	$—	$16,214	$16,214	$—
Deposits received for securities loaned	(50,867)	—	(50,867)	(50,569)	(298)
As of December 31, 2015:
Deposits paid for securities borrowed	$866,520	$—	$866,520	$866,520	$—
Deposits received for securities loaned	(888,152)	—	(888,152)	(868,843)	(19,309)

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30,	December 31,
	2016	2015
Accrued research payables	$50,361	$46,274
Accrued compensation and benefits	30,169	49,441
Accrued settlement costs	22,103	—
Accrued rent	16,199	16,744
Trade payables	11,827	17,817
Deferred revenue	7,784	9,760
Deferred compensation	2,508	3,027
Accrued restructuring	637	1,254
Accrued transaction processing	2,243	2,390
Other	21,556	22,823
Total	$165,387	$169,530

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2016, there was $133.5 million outstanding under these facilities at a weighted average interest rate of approximately 0.4% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement. ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million two-year revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, that matured in January 2016. On January 29, 2016, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement includes an accordion feature that allows for potential expansion of the facility up to $225 million. At September 30, 2016, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Term loans	$3,268	$3,606
Obligations under capital lease	4,650	8,961
Total	$7,918	$12,567

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

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term that began upon the substantial completion of the build-out, at the end of which Parent Company may purchase the underlying assets for $1.  At September 30, 2016 and December 31, 2015, there was $4.6 million and $8.7 million, respectively, outstanding under the BMO facility.

On June 1, 2011, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48-month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. The outstanding balance under this facility was fully paid in the second quarter of 2016. At December 31, 2015, there was $0.2 million outstanding under this facility.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	September 30,
	2016	2015
Three Months Ended
Net (loss) income for basic and diluted earnings per share	$(23,911)	$2,710
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	32,725	33,859
Effect of dilutive securities	—	688
Average common shares used in diluted computation	32,725	34,547
(Loss) income per share:
Basic	$(0.73)	$0.08
Diluted	$(0.73)	$0.08

Nine Months Ended
Net (loss) income for basic and diluted earnings per share	$(31,634)	$9,233
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,006	34,066
Effect of dilutive securities	—	910
Average common shares used in diluted computation	33,006	34,976
(Loss) income per share:
Basic	$(0.96)	$0.27
Diluted	$(0.96)	$0.26

There were no anti-dilutive equity awards for the three and nine month periods ended September 30, 2016 due to the fact that the Company recorded a loss. For the three and nine month periods ended September 30, 2015, there were 549,000 and 203,000 shares underlying equity awards, respectively, that were outstanding but were anti-dilutive and thus not included in the computation of diluted earnings per share.

(13) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the three and nine month periods ended September 30, 2016 and 2015 are as follows (dollars in thousands):

Three Months Ended September 30, 2016
Balance at June 30, 2016	$(24,274)
Other comprehensive loss before reclassifications	(2,685)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,066)
Net current-period other comprehensive loss	(3,751)
Balance at September 30, 2016	$(28,025)

Three Months Ended September 30, 2015
Balance at June 30, 2015	$(10,914)
Other comprehensive loss before reclassifications	(7,413)
Amounts reclassified from accumulated other comprehensive loss	—
Net current-period other comprehensive loss	(7,413)
Balance at September 30, 2015	$(18,327)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(19,495)
Other comprehensive loss before reclassifications	(7,464)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,066)
Net current-period other comprehensive loss	(8,530)
Balance at September 30, 2016	$(28,025)

Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(5,894)
Other comprehensive loss before reclassifications	(12,433)
Amounts reclassified from accumulated other comprehensive loss	—
Net current-period other comprehensive loss	(12,433)
Balance at September 30, 2015	$(18,327)

(1)

In the third quarter of 2016, the Company substantially completed the liquidation of its investment in its Israel entity that ceased operations in December 2013. During the Company’s period of ownership and through December 2013, the Company had $1.1 million in accumulated foreign exchange translation gains as a component of equity, which have been reclassified as a gain that reduced other general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

(14) Net Capital Requirement

ITG Inc., AlterNet and ITG Derivatives are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.  ITG Inc. has elected to use the alternative method permitted by

Rule 15c3-1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3-1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. On August 2, 2016, ITG Derivatives was approved as an introducing broker, resulting in a reduction of its minimum net capital requirement from $1.0 million to $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at September 30, 2016 for the U.S. Operations are as follows (dollars in thousands):

	Managr
		Net Capital	Excess
U.S. Operations
ITG Inc.		$51,493	$50,493
AlterNet		3,859	3,759
ITG Derivatives		1,356	1,256

As of September 30, 2016, ITG Inc. had $7.3 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2016, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$23,239	$22,859
European Operations
Ireland	55,382	14,925
U.K.	2,030	1,214
Asia Pacific Operations
Australia	12,140	8,438
Hong Kong	26,449	7,767
Singapore	992	918

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

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense. Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction, except that commissions and fees for trade executions by Canadian clients in the U.S. market are attributed to the Canadian Operations instead of the U.S. Operations. Recurring revenues are principally attributed based upon the location of the client using the respective service.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
Three Months Ended September 30, 2016
Total revenues	$48,774	$13,719	$28,894	$12,502	$296	$104,185
Income (loss) before income tax expense (1) (2) (3) (4)	(8,528)	1,496	4,709	901	(26,376)	(27,798)
Identifiable assets	418,357	108,647	328,731	61,367	—	917,102
Three Months Ended September 30, 2015
Total revenues	$66,039	$14,899	$28,899	$10,351	$221	$120,409
Income (loss) before income tax expense (5)	752	3,595	4,830	(411)	(5,576)	3,190
Identifiable assets	1,263,395	99,413	267,863	63,146	—	1,693,817
Nine Months Ended September 30, 2016
Total revenues	$173,677	$45,605	$92,236	$34,539	$3,406	$349,463
(Loss) income before income tax expense (1) (2) (3) (4) (6) (7)	(9,297)	7,616	16,672	208	(56,293)	(41,094)
Nine Months Ended September 30, 2015
Total revenues	$221,967	$50,516	$99,079	$38,385	$683	$410,630
(Loss) income before income tax expense (5)	17,543	10,964	23,723	2,298	(37,947)	16,581

The following notes relate to Corporate activity:

(1)

In the third quarter of 2016, the Company accrued $22.1 million for a potential settlement with the SEC with respect to an inquiry involving pre-released American Depositary Receipts and incurred legal fees related to this matter of $1.6 million. For more information, see Note 18, Contingencies – Legal Matters.

(2)

The Company’s new Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. The amount expensed for these awards during the three and nine month periods ended September 30, 2016 was $0.5 million and $3.8 million, respectively. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(3)

In the third quarter of 2016, the Company substantially completed the liquidation of its investment in its Israel entity that ceased operations in December 2013. During the Company’s period of ownership and through December 2013, the Company had $1.1 million in accumulated foreign exchange translation gains as a component of equity, which have been reclassified as a gain that reduced other general and administrative expenses in the Condensed Consolidated Statement of Operations.

(4)

In the first half of 2016, the Company incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with its former CEO and incurred legal fees of $2.7 million. During the three months ended September 30, 2016, the Company recorded a reimbursement of $0.9 million of these legal fees from its insurance carrier. For more information, see Note 18, Contingencies – Legal Matters.

(5)

In the third quarter of 2015, the Company reached a final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC’s investigation into a proprietary trading pilot. The Company fully reserved for this matter and incurred associated legal and related costs of $2.3 million in the second quarter of 2015. In the third quarter of 2015, the Company incurred $2.6 million in legal and related costs to finalize the settlement order. For more information, see Note 18, Contingencies – Legal Matters.

(6)

In the second quarter of 2016, the Company received insurance proceeds of $2.4 million from its corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in its outsourced primary data center in the U.S. Additionally, the Company generated a nominal gain on the completion of the sale of Investment Research in May 2016.

(7)

During the second quarter of 2016, the Company incurred $4.4 million in restructuring charges related to (a) the reduction in its high-touch trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Execution Services	$70,240	$85,734	$243,441	$304,128
Workflow Technology	22,723	22,837	69,410	71,460
Analytics	10,926	11,617	33,206	34,359
Corporate (non-product)	296	221	3,406	683
Total Revenues	$104,185	$120,409	$349,463	$410,630

In December 2015 the Company sold its energy research operations and in May 2016 the Company sold its remaining investment research operations, both of which were within the Research, Sales and Trading (“RS&T”) product group. Beginning in the second quarter 2016, the remaining portfolio trading and high-touch execution offerings, previously grouped within RS&T, were combined with the electronic execution and liquidity solutions, previously grouped with the Electronic Brokerage (“EB”) product group, to form the new Execution Services product group to create an optimal alignment for cross-selling synergies. The entire historic activity of EB and RS&T, including the divested research operations,  has been reclassified to the Execution Services product group to conform to the current presentation. For more information on the sale of the remaining investment research operations, see Note 3, Divestitures.  Also, in the second quarter 2016, the Company changed the name of its Platforms product group to Workflow Technology.

(16) Dividend Program

In 2015, the Company’s Board of Directors initiated a dividend program under which the Company began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the three months ended September 30, 2016, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.3 million, including $0.1 million in stock under the Company’s equity award plans. Dividends declared and paid during the nine months ended September 30, 2016 totaled $0.21 per share for $7.0 million, including $0.1 million in stock under the Company’s equity award plans.

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

(18) Contingencies – Legal Matters

In October 2015, the Company’s former President and Chief Executive Officer (the “Former CEO”) filed a Demand for Arbitration before the American Arbitration Association against the Company. The Former CEO’s statement of claim alleged that the Company breached his employment agreement with the Company by terminating his employment for “cause,” and further alleged that the Company defamed him. The statement of claim sought an award of damages and equity valued in the arbitration demand at $8.0 million, plus an additional $5.0 million in actual and punitive damages with respect to the defamation claim. On June 19, 2016, the Company and the Former CEO entered into the initial terms of a settlement, which terms were superseded by a Settlement Agreement and General Release, dated as of June 22, 2016 (the “Settlement Agreement”), pursuant to which: (i) the Former CEO dismissed with prejudice all claims alleged in the Demand for Arbitration, (ii) the Company paid an aggregate amount of $5.3 million, of which $4.0 million was paid to the Former CEO and $1.3 million was paid to his attorneys to cover their fees and costs, (iii) certain provisions of the Employment Agreement between the former CEO and the Company, dated as of April 20, 2010 (the “Employment Agreement”), would continue to apply, including covenants and agreements imposing on the Former CEO certain obligations with respect to confidentiality, intellectual property and non-solicitation, (iv) the Company would continue to indemnify the Former CEO as provided by and subject to the Employment Agreement and the Company’s Amended and Restated Certificate of Incorporation and Bylaws, (v) the parties agreed to mutual non-disparagement obligations, (vi) the Former CEO agreed to cooperate with the Company and generally make himself available in connection with any investigations or legal proceedings involving the Company and (vii) the parties agreed to fully, finally and generally release all claims each party has against the other except for (a) obligations created by or arising out of the Settlement Agreement, (b) claims, defenses or liabilities against the Former CEO based on fraud that are presently unknown, (c) unemployment, state disability, and/or worker’s compensation insurance benefits pursuant to the terms of applicable state law, (d) claims that may relate to Company-sponsored benefit plans or those that cannot be lawfully waived and (e) any claim or right that may arise after the effective date of the Settlement Agreement.  In the first half of 2016, the Company incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle this matter and incurred legal fees of $2.7 million. During the three months ended September 30, 2016, the Company recorded a reimbursement of $0.9 million of these legal fees from its insurance carrier, resulting in a total net cost for this matter of $6.6 million.

The Company is not a party to any pending legal proceedings other than claims and lawsuits arising in the ordinary course of business, except a putative class action lawsuit and a derivative action have been filed with respect to the Company and certain of its current and former directors and/or executives in connection with the Company’s announcement of the SEC matter described in the following paragraph (and other related actions could be filed).

On August 12, 2015, the Company reached a final settlement with the SEC in connection with the SEC’s investigation into a proprietary trading pilot operated within AlterNet for sixteen months in 2010 through mid-2011. The investigation was focused on customer disclosures, Form ATS regulatory filings and customer information controls relating to the pilot’s trading activity, which included (a) crossing against sell-side clients in POSIT and (b) violations of Company policy and procedures by a former employee. These violations principally involved information breaches for a period of several months in 2010 regarding sell-side parent orders flowing into ITG’s algorithms and executions by all customers in non-POSIT markets that were not otherwise available to ITG clients.  According to the terms of the settlement, the Company paid an aggregate amount of $20.3 million, representing a civil penalty of $18 million, disgorgement of approximately $2.1 million in trading revenues and prejudgment interest of approximately $0.25 million.

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

While the Company cannot predict the outcome of these lawsuits, the Company intends to defend them as appropriate. No reserve has been established for the matters described above since the Company is unable to provide a reasonable estimate of any potential liability for these lawsuits given the stage of such proceedings. The Company believes, based on information currently available, that the outcome of these lawsuits, individually or in the aggregate, will not likely have a material adverse effect on its consolidated financial position.  In light of the inherent uncertainties of such proceedings, an adverse outcome of one or more of such proceedings may have a material impact on the results of operations for any particular period.

In addition to the above proceedings, the Company’s broker-dealer subsidiaries are subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which we are cooperating. Among other matters, as part of the previously disclosed inquiries relating to industry practices around the borrowing and lending of certain securities and related transactions and activities, the Company has been cooperating with the staff of the SEC in connection with an inquiry regarding pre-released ADRs. The Company is presently engaged in discussions with the SEC staff regarding a possible resolution of the inquiry, although there can be no assurance that these discussions will be successful.  The Company’s activity with respect to pre-released ADRs, substantially all of which related to the Company’s matched-book operations, was discontinued in the fourth quarter of 2014, with all outstanding transactions completely wound down by the end of 2014.  Based on the discussions to date, the Company has accrued $22.1 million for a potential settlement with the SEC.  Resolution of the matter is subject to agreement with the SEC staff on the terms of the settlement, followed by review and approval by the Commission. We cannot predict the timing of any settlement or what the ultimate resolution of the SEC inquiry will be.  It is possible that an amount higher than the amount we have reserved would be required to settle the matter.  In addition, the Company cannot predict the impact that the matter may have on its business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the notes thereto.

Overview

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors. ITG empowers traders to reduce the end-to-end cost of implementing investments via technology-enabled liquidity, execution, analytics and workflow solutions. ITG has offices in Asia Pacific, Europe and North America and offers execution services in more than 50 countries.

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

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade and real-time execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

In December 2015 we sold our energy research operations and in May 2016 sold our remaining investment research operations, both of which were within the Research, Sales & Trading (“RS&T”) product group. Beginning in the third quarter 2016, the remaining portfolio trading and high-touch execution offerings, previously grouped within RS&T, were combined with the electronic execution and liquidity solutions, previously grouped within the Electronic Brokerage (“EB”) product group, to form the new Execution Services product group to create an optimal alignment for cross-selling synergies. The entire historic activity of EB and RS&T, including the divested research operations, has been reclassified to the Execution Services product group to conform to the current presentation. For more information on the sale of the remaining investment research operations, see Note 3, Divestitures, to the condensed consolidated financial statements.  Also, in July 2016 we changed the name of our Platforms product group to Workflow Technology.

Sources of Revenues

Revenues from our products and services are generated from commissions and fees, recurring (subscriptions) and other sources.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value-added FIX-based financial electronic communications network) and third-party brokers and alternative trading systems whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications in addition to commission sharing arrangements for our Single Ticket Clearing Service and our RFQ-hub request-for-quote service. Because commissions are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer-to-computer links to customers through ITG Net and third-party networks and phone orders from our customers.

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

Other revenues include: (i) income from principal trading in Canada, including within our recently closed arbitrage trading desk (for year-to-date and historical periods), (ii) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies as well as on other foreign exchange transactions unrelated to equity trades, (iii) the net interest spread earned on securities borrowed and loaned on transactions within our recently closed U.S. matched-book securities lending operations (for year-to-date and historical periods), (iv) non-recurring consulting services, such as one-time implementation and customer training related activities, (v) investment and interest income, (vi) interest income on securities borrowed in connection with customers’ settlement activities and (vii) market gains/losses resulting from temporary positions in securities assumed in the normal course of our agency trading business (including errors and accommodations).

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

Other general and administrative expenses includes, among other things, software amortization, consulting, business development, professional fees and intangible asset amortization.

Interest expense consists primarily of costs associated with outstanding debt and credit facilities.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” as such term is defined in Regulation G promulgated by the SEC. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes the presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations, and therefore a more complete understanding of factors affecting our business than U.S. GAAP measures alone. In addition, management believes the presentation of these matters is useful to investors for period-to-period comparison of results as the items may reflect certain unique and/or non-operating items such as acquisitions, divestitures, restructuring charges, large write-offs, significant changes associated with our regulatory matters together with related expenses or items outside of management’s control.

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

Reconciliations of adjusted revenues, adjusted expenses, adjusted pre-tax (loss) income, adjusted income tax (benefit) expense and adjusted net (loss) income to revenues, expenses, (loss) income before income tax (benefit) expense, income tax (benefit) expense and net (loss) income and related per share amounts as determined in accordance with U.S. GAAP for the three and nine months ended September 30, 2016 and September 30, 2015, respectively, are provided below (dollars in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$104,185	$120,409	$349,463	$410,630
Less:
Other revenues - gains (1)	—	—	(2,438)	—
Adjusted revenues	104,185	120,409	347,025	410,630

Total expenses	$131,983	$117,219	$390,557	$394,049
Less:
Reserve for potential SEC settlement related to ADRs and associated costs (2)	(23,743)	—	(23,743)	—
Restructuring (3)	—	—	(4,355)	—
Compensation awards for current CEO (4)	(541)	—	(3,857)	—
Arbitration case with former CEO and associated costs (5)	941	—	(6,580)	—
SEC settlement related to trading pilot and associated costs (6)	—	(2,551)	—	(25,198)
Gain from currency translation adjustment (7)	1,066	—	1,066	—
Adjusted expenses	$109,706	$114,668	$353,088	$368,851
(Loss) income before income tax (benefit) expense	$(27,798)	$3,190	$(41,094)	$16,581
Effect of adjustments	22,277	2,551	35,031	25,198
Adjusted pre-tax (loss) income	$(5,521)	$5,741	$(6,063)	$41,779
Income tax (benefit) expense	$(3,887)	$480	$(9,460)	$7,348
Tax effect of adjustments (1) - (6)	1,125	1,080	5,101	2,157
Adjusted income tax (benefit) expense	$(2,762)	$1,560	$(4,359)	$9,505
Net (loss) income	$(23,911)	$2,710	$(31,634)	$9,233
Net effect of adjustments	21,152	1,471	29,930	23,041
Adjusted net (loss) income	$(2,759)	$4,181	$(1,704)	$32,274
Diluted (loss) earnings per share	$(0.73)	$0.08	$(0.96)	$0.26
Net effect of adjustments	0.65	0.04	0.91	0.66
Adjusted diluted (loss) earnings per share	$(0.08)	$0.12	$(0.05)	$0.92

(1)

In the second quarter of 2016, we received insurance proceeds of $2.4 million from our corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in our outsourced primary data center in the U.S. Additionally, we generated a nominal gain on the completion of the sale of our investment research operations in May 2016.

(2)

In the third quarter of 2016, we accrued $22.1 million for a potential settlement with the SEC with respect to an inquiry involving pre-released ADRs and incurred legal fees related to this matter of $1.6 million.

(3)

In the second quarter of 2016, we incurred restructuring charges related to (a) the reduction in our high-touch trading and sales organizations and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk.

(4)

Our current Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(5)

In the first half of 2016, we incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with our former CEO and incurred legal fees of $2.7 million. During the three months ended September 30, 2016, we recorded a reimbursement of $0.9 million of these legal fees from our insurance carrier.

(6)

In the second quarter of 2015, we reserved $20.3 million for a settlement with the SEC related to an investigation into a proprietary trading pilot (the “2015 SEC Settlement”) and incurred $2.3 million in legal and other related costs associated with the matter. In the third quarter of 2015, we incurred an additional $2.6 million in legal and related costs to finalize the settlement order.

(7)

In the three months ended September 30, 2016, we substantially completed the final liquidation of our investment in an Israel entity that ceased operations in December 2013. During our period of ownership and through December 2013, we had accumulated foreign exchange translation gains as a component of equity, which has been reclassified as a gain that reduced other general and administrative expenses in the condensed consolidated statement of operations.

Executive Summary for the Quarter Ended September 30, 2016

Consolidated Overview

A seasonal decline in market-wide trading activity in North America and Europe as well as a sequential dip in U.S. market share resulted in a wider loss than the second quarter of 2016. On a positive note, we continued to generate solid profitability in Europe and Canada and we posted our third-highest quarterly profit ever in Asia Pacific. A return to profitability in our U.S. business remains a key area of focus for us going forward.

On a U.S. GAAP basis, we generated revenues of $104.2 million in the third quarter of 2016 and incurred a net loss of $23.9 million, or $0.73 per share compared with revenues of $120.4 million and net income of $2.7 million, or $0.08 per share in the third quarter of 2015.  We had non-operating items in the third quarter that significantly impacted our GAAP results including a reserve for a potential settlement with the SEC related to an inquiry involving pre-released ADRs of $22.1 million and related legal fees of $1.6 million, for a combined impact of $0.68 per share after-tax.  For more information, see Note 18 Contingencies – Legal Matters.  Our GAAP results were also impacted by the continued expensing of upfront inducement and sign-on awards granted to our current CEO totaling $0.5 million, or $0.02 per share after-tax. Offsetting these charges was a gain of $1.1 million, or $0.03 per share after-tax, to recognize into earnings foreign translation gains that were previously recorded directly to equity following the substantial liquidation of our Israel entity as well as the recovery of $0.9 million, or $0.02 per share after-tax, from our insurance carrier for legal fees related to the arbitration case with our former CEO.

On an adjusted basis, we generated a net loss of $2.8 million, or $0.08 per share compared with net income of $4.2 million or $0.12 per share in the third quarter 2015 (see Non-GAAP Financial Measures). Expenses of $132.0 million were 13% higher than the third quarter of 2015 primarily due to the impact of the reserve. On an adjusted basis, excluding the items noted above (see Non-GAAP Financial Measures), expenses of $109.7 million were down 4% from the third quarter of 2015 reflecting lower transaction processing costs as well as lower compensation and other costs from the sale of energy research in December 2015 and our remaining investment research operations in May 2016 (collectively, the “Research Divestitures”).

Under our strategic operating plan, we have determined that our strategy is to increasingly focus our resources on our core capabilities in execution, liquidity, analytics and workflow solutions, which are our four key service offerings that revolve around the trade implementation cycle. We have been positioning ourselves throughout the year to execute on this plan as demonstrated by the Research Divestitures, the closing of certain peripheral businesses and our efforts to put historical issues behind us. As part of our strategic operating plan, we intend to pursue significant investments in technology and people to enhance these key service offerings and sharpen our brand with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis.

Segment Discussions

Regional segment results exclude the impact of Corporate activity.  Corporate activity reduced pre-tax income by $26.4 million, including the impact of the above-mentioned items for the settlement reserve and related legal costs, the continued expensing of awards to our current CEO and the gains related to the insurance recovery and the Israel entity liquidation.

Our U.S. average daily volume (“ADV”) was 115.5 million shares, down 24% from the third quarter of 2015, primarily due to the combined impact of a 10% decline in market-wide volumes and reduced sell-side activity. As compared to the second quarter of 2016, ADV was down 12% due to a 9% sequential decline in market-wide volumes and reduced trading from hedge funds, including some that previously traded for investment research.

In Canada, our 3% growth in commissions and fees over the third quarter of 2015 lagged the 10% growth in market-wide ADV as a greater proportion of our volume in the third quarter of 2016 was from lower priced sell-side clients.  Commissions and fees in Canada were down 11% compared to second quarter 2016, outperforming the 15% decline in market-wide ADV.

Our European commissions and fees grew 1% compared to the third quarter of 2015 due to improved buy-side trading from the lower levels we experienced in the prior year period following the 2015 SEC Settlement, despite a 5% decline in market-wide trading and the impact of currency translation on trading in the U.K. As compared to the second quarter of 2016, commissions and fees were down 11% due to a 9% decline in market-wide trading and reduced activity from certain sell-side accounts.

Overall revenues in Asia Pacific of $12.5 million were up 21% compared to the third quarter of 2015 as the region returned to profitability, reporting its third most profitable quarter on record. Growth was driven by a 48% increase in our daily value executed, reflecting growth from both buy-side and sell-side clients in an environment where market-wide trading was down 15%. As compared to the second quarter of 2016, Asia Pacific revenues were 11% higher, significantly outpacing the 4% increase in market-wide trading. Daily value executed in POSIT Alert grew by 15% resulting in a second consecutive quarterly record for the product in terms of both value traded and commissions.

Capital Resource Allocation

During the third quarter of 2016, we repurchased 426,450 shares under our authorized repurchase program for $7.2 million, or $16.80 per share, and we maintained our $0.07 quarterly dividend program, paying out $2.3 million in cash. On a year-to-date basis we have repurchased 1.3 million shares under our authorized repurchase program for $22.1 million, or $16.55 per share and we have paid cash dividends of $6.9 million.

We have suspended share repurchases under our program pending the resolution of the ADR matter with the SEC, after which we will re-evaluate our capital return approach.

Results of Operations — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$35,739	$45,098	$(9,359)	(21)%
Recurring	12,430	19,547	(7,117)	(36)%
Other	605	1,394	(789)	(57)%
Total revenues	48,774	66,039	(17,265)	(26)%
Expenses:
Compensation and employee benefits	25,527	30,934	(5,407)	(17)%
Transaction processing	8,797	10,513	(1,716)	(16)%
Other expenses	22,978	23,840	(862)	(4)%
Total expenses	57,302	65,287	(7,985)	(12)%
(Loss) income before income tax expense	$(8,528)	$752	$(9,280)	N/A

The 21% decline in commissions and fees from the prior year period resulted from a 24% reduction in our ADV, steeper than the 10% decline in total daily U.S. market volumes. The higher drop in our ADV was primarily driven by a reduction in trading from sell-side clients, as buy-side volumes were down just 3% from the third quarter of 2015.  The decline in buy-side volumes was better than the decline in market-wide volumes, demonstrating our continued progress in recovering from the 2015 SEC Settlement.

Our overall revenue capture increased slightly from the prior year period to $0.0041, reflecting the lower portion of volume from lower-rate sell-side clients, which decreased to 52% for the three months ended September 30, 2016 from 62% during the prior year period, partially offset by a decline in the average capture rate on sell-side trading.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2016	2015	Change	% Change
Total trading volume (in billions of shares)	7.4	9.7	(2)	(24)%
Average trading volume per day (in millions of shares)	115.5	151.9	(36)	(24)%
Average revenue per share	$0.0041	$0.0040	$0.0001	3%
U.S. market trading days	64	64	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 36% from the prior year period, primarily from the loss of billed investment research revenue following the Research Divestitures and lower billed revenue from analytics products.

Other revenues decreased as compared to the prior year period as a result of closing the matched-book securities lending operations in the second quarter 2016, lower market data tape rebate revenue and lower advisory services revenue due to the Research Divestitures, partially offset by clearing ticket revenue earned.

Compensation and employee benefits decreased 17% from the prior year period primarily due to the impact of the Research Divestitures, representing more than 90% of the total decrease, as well as lower current year incentive-based compensation and lower stock-based compensation on performance awards.

Transaction processing costs decreased 16% from the prior year period, which was lower than the 24% decline in trading volumes due to additional costs to outsource select clearing accounts to a third party and the impact that fixed clearing and settlement costs have on reduced volumes.

Other expenses decreased 4% from the prior year period due to our cost containment efforts as well the impact of the Research Divestitures, however the latter savings were offset in part by a new cost agreed to for 2016 to purchase energy research for distribution to bundled trading clients.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$11,607	$11,236	$371	3%
Recurring	1,255	1,373	(118)	(9)%
Other	857	2,290	(1,433)	(63)%
Total revenues	13,719	14,899	(1,180)	(8)%
Expenses:
Compensation and employee benefits	4,466	3,324	1,142	34%
Transaction processing	2,055	2,127	$(72)	(3)%
Other expenses	5,702	5,853	(151)	(3)%
Total expenses	12,223	11,304	919	8%
Income before income tax expense	$1,496	$3,595	(2,099)	(58)%

Currency translation had a negligible effect on revenues and expenses.

Total revenues in our Canadian operations declined 8% compared to the prior year period, largely as a result of lower other revenue from closing the arbitrage trading desk in April 2016. Total revenues were 4% higher than the third quarter of 2015 excluding the impact of the closed arbitrage trading desk.

Commissions and fees increased 3% from the prior year period. This increase was below the 10% increase in market-wide ADV primarily due to a decline in our average rate per share as a larger portion of our volume was from lower-priced sell-side accounts.

Recurring revenues decreased 9% compared to the prior year period primarily due to the sale of energy research in December 2015.

Compensation and employee benefits costs increased 34% from the prior year period primarily due to stock compensation reversals in the prior year period from downward mark-to-market adjustments on awards settled in cash following the reduction in our stock price, as well as the reversal of expense on incentive-based compensation and cancelled stock awards due to executive attrition.

Transaction processing costs declined 3% compared to the prior year period primarily due to the impact of closing the arbitrage trading desk, partially offset by higher sell-side volumes.

Other expenses decreased 3% compared to the prior year period due to lower consulting, travel and entertainment and marketing expenses, partially offset by increased costs for investments we are making to enhance redundancy and business recovery capabilities.

European Operations

	Three Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues
Commissions and fees	$25,062	$24,882	$180	1%
Recurring	4,013	4,143	(130)	(3)%
Other	(181)	(126)	(55)	(44)%
Total revenues	28,894	28,899	(5)	—%
Expenses:
Compensation and employee benefits	8,698	8,615	83	1%
Transaction processing	7,284	6,945	339	5%
Other expenses	8,203	8,509	(306)	(4)%
Total expenses	24,185	24,069	116	—%
Income before income tax expense	$4,709	$4,830	$(121)	(3)%

Although the British Pound is the functional currency for our European Operations, we did not see a decline in profitability in the region from the significant reduction in the translation rate for that currency since we have transactions that originate in other currencies in the region including the Euro, Swiss Franc and Swedish Krona. Revenues and expenses on transactions that originate in the U.K largely offset each other and, as a result, the weaker British Pound lowered both revenues and expenses by approximately $1.5 million. There were no material changes to the translation rate of other currencies in the region.

Commissions and fees increased 1% compared to the prior year period due to the recovery in trading from buy-side accounts using POSIT Alert and our high-touch trading offerings, offset in part by the impact of a 5% decline in market-wide trading and the impact of currency translation on trading in the U.K.

Recurring revenues decreased 3% from the prior year period due to lower billed revenue from analytics products.

Other revenues decreased compared to the prior year period primarily due to increased client accommodations.

Compensation and employee benefits increased from the prior year period due to the impact of reducing incentive based compensation accruals in the prior year period, partially offset by a favorable currency impact on the cost for employees based in the U.K.

Transaction processing costs increased 5% compared to the prior year period, which was higher than the growth in commissions and fees primarily due to a lower crossing rate in POSIT, higher transactions costs paid to market makers for executions in exchange-traded-funds (ETFs) and higher financing costs on settlement activities.

Other expenses decreased 4% from the prior year period due primarily to currency translation on U.K.-based expenses and lower travel and entertainment expenses, offset in part by higher software amortization and marketing costs.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$11,075	$8,718	$2,357	27%
Recurring	1,516	1,596	(80)	(5)%
Other	(89)	37	(126)	(341)%
Total revenues	12,502	10,351	2,151	21%
Expenses:
Compensation and employee benefits	4,450	4,207	243	6%
Transaction processing	2,663	2,036	627	31%
Other expenses	4,488	4,519	(31)	(1)%
Total expenses	11,601	10,762	839	8%
Income (loss) before income tax expense (benefit)	$901	$(411)	$1,312	319%

Currency translation from a stronger Australian Dollar increased total Asia Pacific revenues and expenses by $0.3 million and $0.1 million, respectively, resulting in an increase of $0.2 million to pre-tax income.

Asia-Pacific generated $0.9 million of pre-tax income during the three months ended September 30, 2016 from the strong growth in client trading activity. Our average daily value executed in the region was 48% higher than the third quarter of 2015 in an environment where market-wide trading was down 15%. A greater proportion of our current year activity was from lower-priced sell-side accounts, which pushed our average commission rate on the increased executed value lower. Commissions and fees increased 27% over the prior year period due to the growth in order flow from both local and U.S. clients to our POSIT Alert and high-touch trading offerings. The growth in POSIT Alert resulted in record levels of value traded and commissions for this product in the region for a second consecutive quarter.

Recurring revenues decreased 5% from the prior year period due to lower billed revenue from analytics products, and other revenues decreased from higher client trading accommodations.

Compensation and employee benefits increased 6% compared to the prior year period primarily due to the impact of reducing incentive-based compensation accruals in the prior year period.

Transaction processing costs increased 31% from the prior year period, less than the 48% growth in value executed, due to a higher proportion of our trading in markets where costs are lower. As a percentage of commissions and fees, transaction processing costs increased slightly to 24.0% from 23.3% for the three months ended September 30, 2015 due to the impact of a higher proportion of value executed for lower-rate, sell-side clients.

Other expenses increased slightly compared to the three months ended September 30, 2015 due to the increase in market data and connectivity to support client growth and higher depreciation expenses associated with investments we are making to enhance redundancy and business recovery capabilities.

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

For the third quarter of 2016, we incurred a pre-tax loss from these activities of $26.4 million, reflecting $0.3 million of revenue and $26.7 million of costs. For the third quarter of 2015, we incurred a pre-tax loss of $5.6 million from these activities, reflecting revenue of $0.2 million and costs of $5.8 million. Costs during the three months ended September 30, 2016 included a $22.1 million reserve for a potential settlement with the SEC related to an inquiry involving pre-released ADRs and related legal fees of $1.6 million, as well as $0.5 million of costs for the continued expensing of upfront awards to our current CEO, a significant portion of which replaced awards he forfeited at his former employer. These costs were reduced by a gain of $1.1 million to recognize into earnings foreign translation gains that were previously recorded directly to equity following the substantial liquidation of our Israel entity and a recovery of $0.9 million from our insurance carrier for legal fees related to the arbitration case with our former CEO. Costs during the three months ended September 30, 2015 included $2.6 million of legal fees and related costs to finalize the 2015 SEC Settlement. Excluding the items described above, Corporate costs increased by $1.1 million compared to the prior year period, reflecting the impact of a $2.1 million reversal in the prior year period of compensation associated with the management changes in August 2015, offset in part by lower intangible amortization expense as a result of the Research Divestitures. We continue to incur significant legal costs related to ongoing legal proceedings and certain other governmental inquiries with respect to which we are cooperating, including the ADR matter. We expect the legal fees related to these ongoing legal proceedings and certain other governmental inquiries will continue until such matters are resolved.

Consolidated income tax expense

In the third quarter of 2016, we reported a tax benefit of $3.9 million, resulting in an effective rate of 14.0% on our pre-tax loss. The low effective rate on our pre-tax loss reflects the impact of the non-deductibility of a substantial portion of the $22.1 million reserve for the ADR matter. This was partially offset by a higher tax benefit generated on the pre-tax losses in our U.S. Operations and from our other Corporate activities (most of which was incurred in the U.S.), the lower expense rate incurred on our pre-tax earnings in Europe and the benefit of pre-tax income in Asia Pacific, where we do not incur tax expense due to cumulative losses. This compares with a low 15% effective tax rate on our pre-tax income during the three months ended September 30, 2015 primarily due to the fact that a lower proportion of our consolidated pre-tax income was earned in the U.S., where tax rates are higher, while a much higher proportion of our consolidated pre-tax income was earned in Europe, where tax rates are lower. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$128,806	$158,382	$(29,576)	(19)%
Recurring	42,728	59,005	(16,277)	(28)%
Other	2,143	4,580	(2,437)	(53)%
Total revenues	173,677	221,967	(48,290)	(22)%
Expenses:
Compensation and employee benefits	82,378	97,609	(15,231)	(16)%
Transaction processing	28,918	33,790	(4,872)	(14)%
Other expenses	71,678	73,025	(1,347)	(2)%
Total expenses	182,974	204,424	(21,450)	(10)%
(Loss) income before income tax expense	$(9,297)	$17,543	$(26,840)	(153)%

The 19% decline in commissions and fees compared to the prior year period resulted from a 22% reduction in our ADV as compared to an 8% increase in total daily U.S. market volumes. The decline in our ADV was primarily driven by reduced sell-side activity. Buy-side activity was also lower than the prior year period due to the lingering impact from the 2015 SEC Settlement.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2016	2015	Change	% Change
Total trading volume (in billions of shares)	25.7	32.9	(7.2)	(22)%
Average trading volume per day (in millions of shares)	135.9	174.9	(39.0)	(22)%
Average revenue per share	$0.0042	$0.0042	$—	—
U.S. market trading days	189	188	1	1%

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 28% from the prior year period, primarily from the loss of billed investment research revenue following the Research Divestitures and lower subscription revenue for our OMS product due to client attrition.

Other revenues decreased 53% compared to the prior year period due to the impact of transaction advisory services revenue earned in 2015 by our former energy research team and client trade accommodations, which reduced other revenues by $1.1 million during the nine months ended September 30, 2016 compared to a reduction of $0.6 million during the nine months ended September 30, 2015. The closing of our matched-book securities lending operations in the second quarter 2016, and lower market data tape rebate revenue also contributed to the decline. These reductions were partially offset by clearing ticket revenue earned.

Compensation and employee benefits decreased 16% from the prior year period due to the Research Divestitures, representing a majority of the total decrease, as well as lower current year incentive-based compensation.

Transaction processing costs decreased 14% as compared to the prior year period, which was lower than the 22% decline in our ADV due to additional costs to outsource select clearing accounts to a third party and the impact that fixed clearing and settlement costs have on reduced volumes.

Other expenses decreased slightly from the prior year period due to our cost containment efforts as well as the impact of the Research Divestitures, however the latter savings were offset in part by a new cost agreed to for 2016 to purchase energy research for distribution to bundled trading clients.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$37,531	$40,276	$(2,745)	(7)%
Recurring	3,834	4,248	(414)	(10)%
Other	4,240	5,992	(1,752)	(29)%
Total revenues	45,605	50,516	(4,911)	(10)%
Expenses:
Compensation and employee benefits	13,881	14,964	(1,083)	(7)%
Transaction processing	6,837	6,797	40	1%
Other expenses	17,271	17,791	(520)	(3)%
Total expenses	37,989	39,552	(1,563)	(4)%
Income before income tax expense	$7,616	$10,964	$(3,348)	(31)%

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $1.8 million and $1.3 million, respectively, resulting in a decrease of $0.5 million to pre-tax income.

Commissions and fees declined 7% from the prior year period despite growth in daily market-wide trading in Canada due to the impact of unfavorable currency translation and a greater proportion of our volume in 2016 coming from lower-priced sell-side clients.

Recurring revenues decreased 10% from the prior year period primarily from the sale of energy research at the end of 2015.

Other revenues decreased 29% from the prior year period due to the impact of closing the arbitrage trading desk in April 2016, which was offset in part by higher foreign exchange trading gains.

Compensation and employee benefits costs decreased 7% from the prior year period due to lower incentive-based compensation and the currency reduction.

Transaction processing costs were slightly higher compared to the prior year period despite the decline in commissions and fees due to the impact of processing increased volumes from lower-rate sell-side clients, offset in part by reductions related to closing the arbitrage trading desk and the currency reduction.

Other expenses decreased 3% from the prior year period due to lower consulting, travel and entertainment and marketing costs as well as lower research distribution fees paid to the U.S. Operations.

European Operations

	Nine Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues
Commissions and fees	$80,629	$86,868	$(6,239)	(7)%
Recurring	12,173	12,249	(76)	(1)%
Other	(566)	(38)	(528)	N/A
Total revenues	92,236	99,079	(6,843)	(7)%
Expenses:
Compensation and employee benefits	27,949	28,493	(544)	(2)%
Transaction processing	22,449	22,615	(166)	(1)%
Other expenses	25,166	24,248	918	4%
Total expenses	75,564	75,356	208	—%
Income before income tax expense	$16,672	$23,723	$(7,051)	(30)%

Currency translation on U.K.-based transactions decreased both total revenues and expenses in Europe by approximately $1.5 million. There was no material impact on our results from the changes in other currency rates in the region.

Commissions and fees decreased 7% compared to the prior year period primarily due to reduced use of our algorithmic trading products by buy-side clients, reduced use of POSIT crossing by certain sell-side clients and a slight reduction in overall market-wide trading. Commissions and fees were also reduced by the impact of currency translation on U.K.-based trading.

Recurring revenues decreased 1% from the prior year period due primarily to lower billed revenue for analytics products, while the change in other revenues primarily reflected the impact of losses during the nine months ended September 30, 2016 to provide price improvement for ETFs in order to generate higher levels of commissions and fees on such trades.

Compensation and employee benefits decreased slightly as compared to the prior year period primarily due to the impact of currency translation on costs for employees based in the U.K., as lower current year incentive-based compensation was offset by higher stock-based compensation.

Transaction processing costs decreased slightly from the prior year period as the impacts of currency reduction on U.K. costs and our negotiation of lower settlement costs in the region more than offset the increase from the growth in our daily executed value. Transaction processing costs increased as a percentage of commissions and fees to 27.8%, compared to 26.0% in the 2015 period, reflecting the higher mix of our value traded from sell-side clients, a lower crossing rate in POSIT, transaction costs for executions in ETFs and higher financing costs.

Other expenses were 4% higher as compared to the prior year period due to investments in lower latency market data feeds and compliance monitoring tools, increased costs for connecting clients and redundant rent in France from the build-out of our new Paris office. These increases were offset in part by the impact of currency translation on U.K.-based expenses and lower travel and entertainment costs.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$30,175	$34,194	$(4,019)	(12)%
Recurring	4,485	4,536	(51)	(1)%
Other	(121)	(345)	224	65%
Total revenues	34,539	38,385	(3,846)	(10)%
Expenses:
Compensation and employee benefits	13,466	14,412	(946)	(7)%
Transaction processing	7,527	8,179	(652)	(8)%
Other expenses	13,338	13,496	(158)	(1)%
Total expenses	34,331	36,087	(1,756)	(5)%
Income before income tax expense	$208	$2,298	$(2,090)	(91)%

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.6 million and $0.3 million, respectively, resulting in a decrease of $0.3 million to pre-tax income.

Asia Pacific experienced a decline in profitability as compared to the prior year period due to the impact of the 2015 SEC Settlement and lower levels of market-wide trading on commissions and fees. Our average daily value executed in the region declined by 3% as compared to the prior year period, which was far less than the 18% decline in daily market-wide trading. A greater proportion of our current year activity was from lower-priced sell-side accounts, which pushed our average commission rate on the increased executed value lower.

Recurring revenues were comparable to the prior year period, while other revenues improved due to a reduced impact of client trade accommodations.

Compensation and employee benefits decreased 7% as compared to the prior year period primarily due to a reduction in salaries resulting from lower headcount and lower incentive-based compensation related to lower revenues.

Transaction processing costs decreased 8% from the prior year period due to the decrease in average daily value executed, a higher proportion of our trading in markets where costs are lower and currency translation. As a percentage of commissions and fees, transaction processing costs increased slightly to 24.9% from 23.9% in 2015 due to the impact of a higher proportion of value traded by lower-rate, sell-side clients.

Other expenses decreased slightly as compared to the prior year period primarily due to lower travel and entertainment costs, recruiting and allocated software development expenses.

Corporate

For the first nine months of 2016, we incurred a pre-tax loss from Corporate activities of $56.3 million, reflecting $3.4 million of revenue and $59.7 million of costs.  For the first nine months of 2015, we incurred a pre-tax loss of $37.9 million reflecting $0.7 million of revenue and $38.6 million of costs. The increase in revenue as compared to the prior year period reflects the recognition of $2.4 million of insurance proceeds, net of related expenses, under our business interruption insurance policy for the impact of an outage at our primary outsourced data center in August 2015. Costs in the 2016 period included a $22.1 million reserve for a potential settlement with the SEC related to an inquiry involving pre-released ADRs and related legal fees of $1.6 million. These costs also included $3.8 million for the expensing of upfront awards to our current CEO, a significant portion of which replaced awards he forfeited at his former employer, $4.8 million for the settlement of the arbitration claim by our former CEO, together with related legal fees of $1.8 million, net of a $0.9 million insurance recovery in the third quarter, and $4.4 million of restructuring costs related to (a) the reduction in high-touch sales trading headcount that was previously focused on our research products and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk.  Costs during the 2016 period were reduced by $1.1 million for the reclassification of an accumulated foreign translation gain now that we have substantially liquidated our Israel entity. Costs in the 2015 period included $20.3 million for the 2015 SEC Settlement and related legal and other fees of $4.9 million. Excluding the items noted above for the 2016 and 2015 periods, Corporate costs increased by $8.8 million compared to the prior year period reflecting the impact of a $2.1 million reversal in the 2015 period of compensation associated with the management changes in August 2015 and additional legal fees in the current year period related to historical matters, including legal fees related to the ADR matter prior to the third quarter of 2016. These increases were offset in part by lower intangible amortization expense as a result of the Research Divestitures.

Consolidated income tax expense

In the first nine months of 2016, we reported a tax benefit of $9.5 million, resulting in an effective tax rate of 23.0% on our pre-tax loss. This compares to a tax expense of $7.3 million during the nine months ended September 30, 2015 for an effective tax rate of 44.3% on our pre-tax income. The low effective rate on our pre-tax loss in the current year period reflects the impact of the non-deductibility of a substantial portion of the $22.1 million reserve for the ADR matter, offset in part by a higher tax benefit generated on the pre-tax losses in our U.S. Operations and from our other Corporate activities (most of which was incurred in the U.S.), and the lower expense rate incurred on our pre-tax earnings in Europe. Our high effective tax rate in the prior year period was due to non-deductibility of substantially all of the $20.3 million cost for the 2015 SEC Settlement, offset in part by the high portion of our pre-tax income that was generated in Europe where tax rates are lower.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At September 30, 2016, unrestricted cash and cash equivalents totaled $260.9 million. Included in this amount is $97.3 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends.  Should we need to do so in the future, our effective tax rate may increase.

As a self-clearing broker-dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2016, we had interest-bearing security deposits totaling $28.3 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under our committed facility. In January 2016, we entered into a new $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, to finance these temporary positions and to satisfy temporary spikes in clearing margin requirements. The terms and conditions of the credit agreement are similar to the credit agreement that matured in January 2016 (see Note 11, Borrowings), except that the unused commitment fee is 0.75%.

In the Asia Pacific region, we self-clear equity trades in Hong Kong and Australia. At September 30, 2016, we maintained restricted cash deposits in the region of $26.1 million, primarily to support overdraft facilities, and had deposits with clearing organizations of $7.3 million. In Europe, we maintained $1.2 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $37.2 million at September 30, 2016.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net (loss) income	$(31,634)	$9,233
Gain on sale of investment research operations	(21)	—
Non-cash items included in net (loss) income	39,541	49,394
Effect of changes in receivables/payables from/to customers and brokers	(63,890)	(1,722)
Effect of changes in other working capital and operating assets and liabilities	(18,682)	(71,538)
Net cash used in operating activities	$(74,686)	$(14,633)

The increase in cash used in operating activities during the first nine months of 2016 as compared to the first nine months of 2015 relates to an increase in cash temporarily tied up in settlement activities, which was partially offset by a $51.6 million increase in short-term debt reflected in financing activities, as well as our net loss in 2016 and an increase in income tax assets.

Investing Activities

Net cash used in investing activities of $22.2 million includes our investments in software development projects and computer hardware and software partially offset by the net cash proceeds from our Research Divestitures.

Financing Activities

The increase in cash provided by financing activities during the first nine months of 2016 as compared to the first nine months of 2015 primarily reflects the increase in short-term bank borrowings to fund our international securities clearance and settlement activities as described above, partially offset by repurchases of ITG common stock and repayments of long-term debt.

During the first nine months of 2016, we remained active with our share buyback program repurchasing approximately 1.7 million shares of our common stock at a cost of $28.7 million, while also maintaining our $0.07 per share quarterly dividend program, both of which were funded from our available cash resources. Of the shares repurchased, 1.3 million were acquired under our Board of Directors’ authorization for a total cost of $22.1 million (average cost of $16.55 per share). An additional 0.4 million shares repurchased for $6.6 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of September 30, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.4 million. The specific timing and amount of repurchases will vary based on market conditions and other factors. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. We have suspended share repurchases under our program pending the resolution of the ADR matter with the SEC, after which we will re-evaluate our capital return approach.

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

Net capital balances and the amounts in excess of required net capital at September 30, 2016 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$51,493	$50,493
AlterNet	3,859	3,759
ITG Derivatives	1,356	1,256

As of September 30, 2016, ITG Inc. had $7.3 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $2.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2016, is summarized in the following table (dollars in thousands):

Canadian Operations	Net Capital	Excess
Canada	$23,239	$22,859
European Operations
Ireland	55,382	14,925
U.K.	2,030	1,214
Asia Pacific Operations
Australia	12,140	8,438
Hong Kong	26,449	7,767
Singapore	992	918

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

As of September 30, 2016, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments. The amendments in this ASU provide specific guidance for eight specific cash flow classification issues, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the new guidance and have not yet determined the impact of adoption on our financial statements.

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

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 18. Contingencies—Legal Matters” and is incorporated herein by reference.

Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.  Except for the addition of the risk factors below, there have been no material changes to the risk factors included in our Form 10-K.

The SEC inquiry regarding pre-released American Depositary Receipts and any SEC proceeding and/or settlement resulting from such inquiry could negatively impact our business, reputation, and financial condition.

As discussed in Note 18, Contingencies—Legal Matters, we are presently engaged in discussions with the SEC staff regarding a possible resolution of an inquiry regarding pre-released American Depositary Receipts (“ADRs”).  Based on discussions with the SEC to date, in the third quarter of 2016, we reserved $22.1 million for a potential settlement of this matter.

Resolution of the matter is subject to agreement with the SEC staff on the terms of the settlement, followed by review and approval by the Commission. We cannot predict the timing of any settlement or what the ultimate resolution of the SEC inquiry will be.  It is possible that an amount higher than the amount we have reserved would be required to settle the matter. In addition, the Company cannot predict the impact that the matter may have on its business. If we are not successful in resolving the matter on acceptable terms or if the necessary approvals do not occur, we may either enter into further discussions with the SEC to resolve such matter on different terms and conditions or we may enter into litigation with the SEC.  We cannot predict the timing of any such further discussions or the terms of an alternative settlement.  If we do not reach a settlement with the SEC, or if the necessary approvals do not occur, we cannot predict the outcome of any subsequent litigation with the SEC, but such litigation could have a material adverse effect on our consolidated financial position and results of operations, including significant ongoing expenses.

Even if the inquiry is resolved on acceptable terms, there are still potential risks we may face.  Among other possible adverse impacts, customer reaction to the charges or the settlement itself could result in reputational and financial harm which could have a material adverse effect on the Company.  In addition, we could be subject to further proceedings or sanctions based on the ADR business at issue in the SEC inquiry, including other governmental investigations or private litigation, and the defense and any related settlement thereof could have a material adverse effect on the Company's consolidated financial position or results of operations, including significant ongoing expenses.

If we cannot successfully execute on our strategic initiatives, our business and financial results may be adversely impacted.

We may not be able to implement important strategic initiatives in accordance with our expectations, including that these strategic initiatives could result in additional unanticipated costs, which may result in an adverse impact on our business and financial results. In July 2016, we completed the end-to-end review of our business, clients, people and processes initiated by our Chief Executive Officer.  In connection with these findings, we announced our strategic operating plan to increasingly focus our resources on our core capabilities in execution, liquidity, analytics and workflow solutions, which are our four key service offerings that revolve around the trade implementation cycle. As part of our strategic operating plan, we intend to pursue significant investments in technology and people to enhance these key service offerings and sharpen our brand with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis. If we are unable to execute or realize the benefits of any strategic initiatives, the strategic initiatives may not result in improvements in future financial performance and could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Political and economic uncertainty arising from the outcome of the June 2016 referendum in which the people of the United Kingdom voted in favor of an exit from the European Union could adversely impact our business, results of operations and financial condition.

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

We may not be able to realize the value of our deferred tax assets.

At September 30, 2016, we have significant deferred tax assets that we have recognized based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  We recognized the deferred tax asset because management believes, based on earnings and financial projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities.  We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.   Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty and ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset.  A period of sustained losses or other changes in facts and circumstances could require us to establish or increase a valuation allowance at some point in the future.  This would result in an increase in our effective tax rate and may have a material adverse effect on our future operating results and financial condition. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either favorable or unfavorable impacts on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first nine months of 2016, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased(a)	Share (or Unit)(a)	Plans or Programs	Programs
From: January 1, 2016
To: January 31, 2016	462,742	$16.23	437,906	2,345,066
From: February 1, 2016
To: February 29, 2016	482,503	17.16	150,005	2,195,061
From: March 1, 2016
To: March 31, 2016	5,841	19.95	—	2,195,061
From: April 1, 2016
To: April 30, 2016	2,933	21.73	—	2,195,061
From: May 1, 2016
To: May 31, 2016	29,335	18.16	23,998	2,171,063
From: June 1, 2016
To: June 30, 2016	301,652	16.48	297,773	1,873,290
From: July 1, 2016
To: July 31, 2016	184,827	17.45	179,879	1,693,411
From: August 1, 2016
To: August 31, 2016	246,571	16.34	246,571	1,446,840
From: September 1, 2016
To: September 30, 2016	—	—	—	1,446,840
Total	1,716,404	$16.74	1,336,132

(a)	This column includes the acquisition of 380,272 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.

During the first nine months of 2016, we repurchased approximately 1.7 million shares of our common stock at a cost of $28.7 million, which was funded from our available cash. Of these shares, 1.3 million were purchased under our Board of Directors’ authorization for a total cost of $22.1 million (average cost of $16.55 per share). An additional 0.4 million shares repurchased for $6.6 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.4 million.

In 2015, the Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During the third quarter of 2016, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.3 million, including $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1* (†)	Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan.

10.2* (†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan.

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2016	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Duly Authorized Signatory of Registrant