Form 10-K
period 2016-12-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2017-03-01
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑32722

INVESTMENT TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	95‑2848406 (IRS Employer Identification No.)
165 Broadway, New York, New York (Address of principal executive offices)	10006 (Zip Code)
(212) 588‑4000 (Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Common Stock, $0.01 par value (Title of class)	New York Stock Exchange (Name of exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Act)

Yes ☐  No ☒

Aggregate market value of the voting stock held by non‑affiliates of the Registrant at June 30, 2016: $539,965,254	Number of shares outstanding of the Registrant’s Class of common stock at February 13, 2017: 33,238,842

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2017 Annual Meeting of Stockholders (incorporated, in part, in Form 10‑K Part III)

2016 FORM 10‑K ANNUAL REPORT

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG List‑Based Algorithms, ITG Net, ITG Single‑Stock Algorithms, POSIT, POSIT Alert, POSIT Marketplace, RFQ‑hub, Triton,  TriAct, and MATCHNow are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives, ITG Opt, Single Ticket Clearing and Trade Ops are trademarks or service marks of the Investment Technology Group, Inc. companies.

i

PRELIMINARY NOTES

When we use the terms “ITG,” the “Company,” “we,” “us” and “our,” we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD‑LOOKING STATEMENTS

In addition to the historical information contained throughout this Annual Report on Form 10‑K, there are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward‑looking statements. In some cases, you can identify these statements by forward‑looking words such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “trend,” “potential” or “continue” and the negative of these terms and other comparable terminology.

Although we believe our expectations reflected in such forward‑looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, customer or shareholder reaction to the Company’s settlement of the SEC’s inquiry regarding pre-released ADRs or further proceedings or sanctions based on the Company’s discontinued ADR activity, the outcome of other contingencies such as legal proceedings or governmental or regulatory investigations, the volatility of our stock price, changes in tax policy or accounting rules, the ability of the Company to recognize its deferred tax assets, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, operational risks related to misconduct or errors by our employees or entities with which we do business, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees, and our ability to pay dividends or repurchase our common stock in the future.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report which you are encouraged to read.

We disclaim any duty to update any of these forward‑looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward‑looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

ii

Item 1.  Business

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker‑dealers in the United States (“U.S.”), (2) ITG Canada Corp. (“ITG Canada”), an institutional broker‑dealer in Canada, (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker‑dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker‑dealer in Australia, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker‑dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre‑ and post‑trade analysis, fair value and trade optimization services, and ITG Platforms Inc., a provider of workflow technology solutions and network connectivity services for the financial community.

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors around the world. We empower traders to reduce the end-to-end cost of implementing investments via technology-enabled liquidity, execution, analytics and workflow solutions. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region.

ITG’s business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 22,  Segment Reporting, to the consolidated financial statements). These four operating segments provide the following categories of products and services:

•

Execution Services — includes (a) self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options trading and (b) portfolio trading and high-touch trading desks providing execution expertise

•	Workflow Technology — includes trade order and execution management software applications in addition to network connectivity

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

Regional segment results exclude the impact of corporate activity, which is presented separately and includes investment income and other gains as well as costs not associated with operating the businesses within the Company’s regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non‑operating revenues and expenses.

Execution Services

ITG execution services includes self‑directed trading by clients using algorithms and smart routing for cash equities, futures and options as well as matching in cash equities through POSIT, our Alternative Trading System (“ATS”). ITG execution services also provides execution expertise through portfolio trading and single stock trading desks.

ITG’s Algorithms and Smart Order Router

ITG’s algorithms and Smart Order Router offer portfolio managers and traders a way to trade orders quickly, comprehensively and cost‑efficiently from our Execution Management Systems (“EMS”) or our Order Management System (“OMS”) and most third‑party trading platforms. The algorithms execute orders anonymously and discreetly, thereby potentially lowering market impact costs and improving overall performance. ITG’s algorithms help users pursue best execution through two suites: ITG Single‑Stock Algorithms and ITG List‑Based Algorithms.

Smart Order Router offers a solution for routing trades that can help capture liquidity with a combination of speed and confidentiality. These routers continuously scan markets for liquidity with an emphasis on trading without displaying the order. Smart Order Router uses proprietary techniques to quickly execute at the best available prices.

POSIT

POSIT was launched in 1987 as a point‑in‑time electronic crossing network. Today, POSIT provides anonymous continuous and scheduled crossing of non‑displayed (or dark) equity orders and price improvement opportunities within the National Best Bid and Offer (“NBBO”). ITG has also developed versions of POSIT for trading U.S. corporate bonds (POSIT FI) and foreign exchange (POSIT FX).

POSIT Alert is a block crossing mechanism within POSIT. POSIT Alert scans uncommitted shares from participating clients. When a crossing opportunity is detected, POSIT Alert notifies the relevant buy‑side users that a matching opportunity exists.

POSIT Marketplace provides access to POSIT liquidity, the dark pools of other ATSs, and certain exchange dark order types. POSIT Marketplace is a dark pool aggregator that provides clients with access to a large range of non‑displayed liquidity destinations. POSIT Marketplace uses advanced quantitative techniques in an effort to interact with quality liquidity while protecting clients from gaming.

ITG Derivatives

ITG Derivatives provides electronic listed futures and options trading, including algorithmic trading and direct market access. ITG Derivatives offers advanced options features for traders employing volatility‑neutral or delta‑neutral strategies and also provides low‑latency application programming interfaces.

High‑Touch Trading

ITG provides single-stock and option sales trading as well as portfolio trading for institutional clients. ITG’s trading desks are staffed with experienced trading professionals who provide ITG clients with execution through advanced electronic tools.

Commission Management Services

ITG offers administration and consolidation of client commission arrangements across a wide range of our clients’ preferred brokerage and research providers through Commission Manager, a robust, multi‑asset, web‑based commission management portal.

Workflow Technology

Execution Management and Order Management

Our EMSs are designed to meet the needs of a broad range of trading styles. Triton is ITG’s award‑winning, multi‑asset and broker‑neutral EMS, which brings a complete set of integrated execution and analytical tools to the user’s desktop for global list‑based and single‑stock trading, as well as futures and options capabilities and a fully integrated and supported financial services communications network (ITG Net). Triton Derivatives is a broker‑neutral, direct‑access EMS that provides traders with access to scalable, low‑latency, multi‑asset trading opportunities.

Our OMS combines portfolio management, compliance functionality (ITG’s Compliance Monitoring System), and a fully integrated and supported financial services communications network (ITG Net) with a consolidated, outsourced service for global trade matching and settlement (Trade Ops) that provides connectivity to the industry’s post‑trade utilities, as well as support for multiple, flexible settlement communication methods and a real‑time process monitor.

ITG Net

ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy‑side and sell‑side firms for multi‑asset order routing and indication‑of‑interest messages with ITG and third‑party trading platforms. ITG Net supports approximately 9,000 billable connections to more than 580 unique brokerage firms worldwide. ITG Net also integrates the trading products of third‑party brokers and ATSs into our OMS and EMS platforms.

RFQ‑hub

In July 2014, ITG acquired ID’S, a Paris‑based company that operated RFQ‑hub, a multi‑asset platform for global‑listed and over‑the‑counter (“OTC”) financial instruments. RFQ‑hub connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the Asia Pacific region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. RFQ‑hub is available as a stand‑alone platform and is also integrated with Triton.

Single Ticket Clearing

ITG’s commitment to best execution platforms also extends to broker‑neutral operational services to help ensure that trades clear and settle efficiently, and to significantly lower the transaction costs associated with trade tickets. Single Ticket Clearing is a broker‑neutral service that aggregates executions across multiple destinations for settlement purposes. Single Ticket Clearing helps reduce the number of trade tickets and resulting charges imposed by custodians, reducing the costs of trade processing due to market fragmentation.

Analytics

Trading Analytics

The ITG Smart Trading Analytics suite enables portfolio managers and traders to improve execution performance before the trade happens (pre‑trade) and during trading (real‑time) by providing reliable trading analytics and risk models that help them perform predictive analyses, manage risk, change strategy and reduce trading costs. Trading costs are affected by multiple factors, such as execution strategies, time horizon, volatility, spread, volume and order size. ITG Smart Trading Analytics gauges the effects of these factors and aids in the understanding of the trade‑off between market impact and opportunity cost.

ITG’s Transaction Cost Analysis (“TCA”) offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. TCA assesses trading performance and implicit costs under various market conditions so users can adjust strategies and potentially reduce costs and boost investment performance. TCA is also available for foreign exchange transactions (TCA for FX).

Alpha Capture Reporting measures cost at every point of the investment process and provides portfolio managers with quarterly analytical reviews, written interpretations and on‑site consultative recommendations to enhance performance.

Portfolio Analytics

ITG provides market‑leading tools to assist asset managers with portfolio decision‑making tasks from portfolio construction and optimization to the enterprise challenge of global, real‑time portfolio performance monitoring.

Fair Value helps mutual fund managers meet their obligations to investors and regulators to fairly price the securities within their funds, and helps minimize the impact of market timing.

ITG Opt allows portfolio managers to develop new portfolio construction strategies and solve complex optimization problems. ITG Opt allows users to accurately model tax liability, transaction costs and long/short objectives, while adhering to diverse portfolio‑specific constraints.

Non‑U.S. Operations

ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters, ITG has North American offices in Boston, Chicago, Los Angeles, San Francisco and Toronto. In Europe, ITG has offices in London, Dublin and Paris. In the Asia Pacific region, ITG has offices in Hong Kong, Singapore, Sydney and Melbourne. Local representation in regional markets provides an important competitive advantage for ITG. ITG also provides electronic and high‑touch trading for Latin American equities from its New York headquarters, including algorithms for Brazil, Mexico and Chile, and POSIT Alert on-exchange block crossing in Brazil and Mexico, as well as high‑touch trading access into Colombia and Peru.

Canadian Operations

ITG Canada was founded in 2000 and ranks in the Top 10 investment dealers in Canada. ITG Canada provides electronic brokerage services, including ITG’s algorithms and Smart Order Router, as well as high‑touch agency execution, portfolio trading services and commission management services. In addition, ITG Canada provides Triton, Triton Derivatives, connectivity services, Single Ticket Clearing, ITG Opt, ITG Smart Trading Analytics, TCA, and Fair Value. ITG Canada also engages in foreign exchange trading to facilitate equity trades by clients in different currencies as well as other client foreign exchange trades unrelated to equity trades.

In July 2007, ITG Canada launched MATCHNow, an ATS for Canadian‑listed equities, operated by ITG’s wholly‑owned subsidiary, TriAct Canada Marketplace LP (“TriAct”). MATCHNow is a leading dark pool ATS in Canada, offering a call auction marketplace with a confidential non‑displayed book with trades executed at or within the Canadian NBBO.

European Operations

ITG Europe was established as a broker‑dealer in 1998. Today, ITG Europe focuses on trading European, Middle Eastern and African equities as well as providing ITG’s technologies to its clients. ITG Europe provides electronic brokerage services including ITG’s algorithms and Smart Order Router, and the POSIT suite, as well as high‑touch agency execution services, portfolio trading services and commission management services. In Europe, ITG provides Triton, OMS, connectivity services, Single Ticket Clearing, RFQ‑hub, TCA, Alpha Capture Reporting, ITG Smart Trading Analytics and Fair Value.

Asia Pacific Operations

Australia

In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australian‑listed equities. ITG provides clients with a range of products and services including trade execution, trade execution management through Triton, connectivity services and pre‑ and post‑trade analysis through TCA and ITG Smart Trading Analytics. Trade execution services include electronic brokerage products such as ITG’s algorithms and the POSIT suite, as well as high‑touch agency trading.

Hong Kong

In 2001, ITG formed ITG Hong Kong, an institutional broker‑dealer focused on developing and applying ITG’s technologies across the Asian markets. Execution services are provided through electronic brokerage products such as ITG’s algorithms and the POSIT suite and through an experienced high‑touch agency trading services team. Other trading and analytical tools provided by ITG Hong Kong include Triton, connectivity services, TCA and ITG Smart Trading Analytics.

Singapore

In 2010, ITG Singapore Pte Limited (“ITG Singapore”) obtained a Capital Markets Services License from the Monetary Authority of Singapore (“MAS”). ITG Singapore provides clients in Singapore with a range of ITG’s products and services including trade execution management through Triton and trading analysis through TCA and ITG Smart Trading Analytics.

Competition

The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our full suite of products does not directly compete with a particular firm; however, individual products compete with various firms and consortia:

•	Our trading and portfolio analytics compete with offerings from several sell‑side‑affiliated and independent companies.
•

POSIT and MATCHNow compete with various national and regional securities exchanges, ATSs, Electronic Communication Networks, Multilateral Trading Facilities (“MTFs”), and systematic internalizers for trade execution services. These venues have proliferated in recent years.

•	Our EMSs, OMS, connectivity and RFQ services compete with offerings from independent vendors, agency‑only firms and other sell‑side firms.
•	Our algorithmic and smart routing products, as well as our high‑touch agency execution and portfolio trading services, compete with agency‑only and other sell‑side firms.

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

Regulation

Certain of our subsidiaries are subject to various securities regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. In the U.S., the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws, with the regulation of broker‑dealers primarily delegated to self‑regulatory organizations (“SROs”), principally the Financial Industry Regulatory Authority (“FINRA”) as well as other national securities exchanges. In addition to federal and SRO oversight, securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Furthermore, our non‑U.S. subsidiaries are subject to regulation by central banks and regulatory bodies in those jurisdictions where each subsidiary is authorized to do business, as further discussed below. The SROs, central banks and regulatory bodies conduct periodic examinations of our broker‑dealer subsidiaries in accordance with the rules they have adopted and amended from time to time.

ITG’s principal regulated subsidiaries are listed below. The principal self‑regulator of all our U.S. broker‑dealers is FINRA.

•

ITG Inc. is a U.S. broker‑dealer registered with the SEC, FINRA, The NASDAQ Stock Market (“NASDAQ”), New York Stock Exchange, NYSE Arca, Inc. (“ARCA”), NYSE MKT LLC (“NYSE MKT”), BATS Y‑Exchange, Inc. (“BYX”), BATS Z‑Exchange, Inc. (“BZX”), Chicago Stock Exchange Inc., EDGA Exchange, Inc. (“EDGA”), EDGX Exchange, Inc. (“EDGX”), NASDAQ OMX BX, Inc. (“NASDAQ BX”), NASDAQ OMX PHLX, Inc. (“NASDAQ OMX PHLX”), Investors Exchange LLC, National Futures Association (“NFA”), all 50 states, Puerto Rico and the District of Columbia.

•

ITG Derivatives is a U.S. broker‑dealer registered with the SEC, FINRA, NYSE MKT, ARCA, BYX, BZX, BOX Options Exchange LLC, Chicago Board Options Exchange LLC, C2 Options Exchange Incorporated, International Securities Exchange, ISE Gemini, LLC, ISE Mercury, LLC, NASDAQ, NASDAQ BX, NASDAQ OMX PHLX, EDGX, Commodities and Futures Trading Commission (“CFTC”), Miami International Stock Exchange, the NFA and 28 states.

•	AlterNet is a U.S. broker‑dealer registered with the SEC, FINRA, NASDAQ, EDGA, EDGX and 14 states.

•

ITG Canada is a Canadian broker‑dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada (“IIROC”), Ontario Securities Commission (“OSC”), the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission (“ASC”), British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. ITG Canada is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec. ITG Canada is a member of the Toronto Stock Exchange (“TSX”), TSX Venture Exchange, Bourse de Montreal, TriAct (which is registered with the OSC and ASC), NASDAQ Canada,  CX2, CXD, Omega, Lynx, Canadian Securities Exchange, TSX Alpha Exchange, Instinet Canada Cross Limited and Aequitas NEO Exchange (of which ITG Canada is a minority owner and has a board seat).

•

ITG Europe is authorized and regulated by the Central Bank of Ireland under the European Communities (Markets in Financial Instruments) Regulations 2007. ITG Europe is a member of the main national European exchanges, including the London Stock Exchange, Deutsche Börse and Euronext, as well as most of the European‑domiciled MTFs. It also operates the POSIT crossing system in Europe as a MTF under the Markets in Financial Instruments Directive (“MiFID”). ITG Europe’s London Branch is registered with the UK Financial Conduct Authority (“FCA”) and ITG Europe’s Paris branch is registered with the Banque de France. AlterNet (UK) Limited, a U.K. broker, is registered with the FCA.

•

ITG Australia is a market participant of the Australian Securities Exchange (“ASX”) and Chi‑X Australia Limited. It is also a holder of an Australian Financial Services License issued by the Australian Securities and Investments Commission (“ASIC”). ITG Australia’s principal regulators are the ASX and ASIC.

•

ITG Hong Kong is a participating organization of the Hong Kong Stock Exchange and a holder of a securities dealer’s license issued by the Securities and Futures Commission of Hong Kong (“SFC”), with the SFC acting as its principal regulator.

•	ITG Singapore is a holder of a Capital Markets Services License from the MAS, with the MAS acting as its principal regulator.

Broker‑dealers are subject to regulations covering all aspects of the securities trading business, including sales methods, trade practices, investment research distribution, use and safekeeping of clients’ funds and securities, capital structure, record keeping and conduct of directors, officers and employees. Additional legislation or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker‑dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings or commence judicial actions, which can result in censure, fines, the issuance of cease‑and‑desist orders or the suspension or expulsion of a broker‑dealer, its directors, officers or employees.

ITG Inc., AlterNet, and ITG Derivatives are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a U.S. broker‑dealer’s insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund (“CIPF”). In the event of a Canadian broker‑dealer’s insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITG Europe is required to be a member of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund which provides compensation to retail investors in the event of a default by a regulated financial institution. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by ASIC. In the past twelve months, no such requests have been made of ITG Australia.

Regulation ATS

Regulation ATS permits U.S. “alternative trading systems” such as POSIT to match orders submitted by buyers and sellers without having to register as a national securities exchange. Accordingly, POSIT is not registered with the SEC as an exchange. We continue to review and monitor POSIT’s systems and procedures to ensure compliance with Regulation ATS. The Form ATS describing the operations of POSIT in the U.S. is publicly available at http://www.itg.com/about/transparency/.

Net Capital Requirement

ITG Inc., AlterNet and ITG Derivatives are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act, which requires the maintenance of minimum net capital.

ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3‑1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. On August 2, 2016, ITG Derivatives was approved as an introducing broker, resulting in a reduction of its minimum net capital requirement from $1.0 million to $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.  In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements.

For further information on our net capital position, see Note 16, Net Capital Requirement, to the consolidated financial statements.

Research and Product Development

We devote a significant portion of our resources to the development and improvement of technology‑based services. Important aspects of our research and development efforts include enhancements of existing software, the ongoing development of new software and services and investment in technology to enhance our efficiency.

The amounts expensed for research and development costs, excluding routine maintenance, for the years ended December 31, 2016, 2015 and 2014 are estimated at $31.8 million, $29.2 million and $35.8 million, respectively.

Intellectual Property

Patents and other proprietary rights are important to our business. We also rely upon trade secrets, know‑how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position.

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

Clients

For the years ended December 31, 2016, 2015 and 2014, no single client accounted for more than 5% of our consolidated revenue.

Employees

On December 31, 2016, the Company employed 956 staff globally, of whom 610, 91, 146, and 109 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Website and Availability of Public Reports

Our website can be found at http://www.itg.com. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information is routinely posted and accessible on the investor relations section of our corporate website, http://investor.itg.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10‑K.

We are required to file reports and other information with the SEC. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, together with any amendments to those reports are available without charge on our website at http://investor.itg.com. We make this information available on our website as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). Additionally, you may read and copy any documents filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1‑800‑SEC‑0330 for further information on the Public Reference Room.

Item 1A.  Risk Factors

Certain Factors That May Affect Our Financial Condition and Results of Operations

We face risks and uncertainties that may affect our financial condition and results of operations. The following risk factors should be considered in evaluating our business and growth outlook and may be important to understanding any statement in this Annual Report on Form 10‑K. These risk factors should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10‑K.

Decreases in equity trading activity by active fund managers and declining securities prices could harm our business and profitability.

Declines in the trading activity of active fund managers generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities’ price declines adversely affect our trading commissions outside North America, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in all of the foreign markets we serve. Significant flows of investments out of actively‑managed equity funds has curtailed their trading activity, which has weighed on our buy‑side trading volumes and the use of some of our higher value services. Volatility levels also impact the amount of trading activity. Sustained periods of low volatility can result in lower levels of trading activity. In addition, trading activity tends to decline in periods following extreme levels of volatility.

Decreases in our commission rates and other transactional revenues could adversely affect our operating results.

Commission rates on institutional trading activity have declined historically and we anticipate a continuation of the competitive pricing environment for the foreseeable future. In addition, we have seen a shift in the mix of our business to include an increased portion from higher‑turnover lower‑rate clients, particularly sell‑side firms. A decline in commission rates or revenue capture from future mix shifts or from rate reductions within client segments could materially reduce our margins and harm our financial condition and operating results.

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

We may not have sufficient cash flows from operating activities, cash on hand and the ability to obtain borrowing capacity to finance required capital expenditures, fund strategic initiatives and meet our other cash needs. These obligations require a significant amount of cash, and we may need additional funds, which may not be readily available.

We depend on the availability of adequate capital to maintain and develop our business and meet our regulatory capital requirements. Although we believe that we can meet our ongoing operating cash and regulatory capital needs from our cash flow from operations, our existing cash balances and our available credit facilities, if cash on hand and cash flow from operations are not sufficient to meet our needs, our ability to borrow additional funds may be impacted by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms and we may become subject to covenants even more restrictive than those contained in our current credit facilities. During 2016, the net cash provided by operating activities was less than the amount needed to fund capital expenditures, capitalized software and certain financing activities, which were funded by excess cash on hand from the sale of our energy research operations in December 2015. Continued low levels of operating cash flow together with limited access to capital or credit in the future could have an impact on our ability to, among others, meet our regulatory capital requirements, invest in our software and infrastructure, engage in strategic initiatives, make acquisitions or strategic investments in other companies, react to changing economic and business conditions, repay our outstanding debt, make dividend payments or repurchase shares of our common stock. If we are unable to generate sufficient cash flow from operations or borrow additional funds to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

We will need to continue to invest in our operations for the foreseeable future to fund our strategic initiatives including the ongoing investment program under the Strategic Operating Plan we announced in July 2016. If we do not achieve the expected operating results, we may need to seek additional financing in the debt or equity markets or sell selected assets or reduce or delay planned capital, research or development expenditures.  These measures may not be successful and may harm our business and prospects. In addition, any financing, or sale of assets might not be available, or available on economically favorable terms.

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

The institutional brokerage industry is subject to rapid technological change and evolving industry standards. Our customers’ demands become greater and more sophisticated as the dissemination of products and information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies, innovate in a timely and cost‑effective manner and adapt to technological advancements and changing standards, we may be unable to compete effectively, which could have a material adverse effect on our business. Many of our competitors have significantly greater resources than we do to fund such technological advances. Moreover, the development of technology‑based services is a complex and time‑consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases, failure to meet key deadlines, or significant problems in creating new products could negatively impact our revenues and profits.

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

Our corporate headquarters and largest concentration of employees and technology is in the New York metropolitan area. Our other offices are also located in major cities around the globe. If a business system disruption were to occur, especially in New York, for any reason, including widespread health emergencies, natural disasters or terrorist activities, and we were unable to execute our disaster recovery plan, or our disaster recovery plan proves insufficient, it could have a material effect on our business. Moreover, we have varying levels of disaster recovery plan coverage among our non‑U.S. subsidiaries.

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

Our systems and those of our third‑party service providers may be vulnerable to cybersecurity risks.

Our business relies on the secure collection, storage, processing and transmission of proprietary information, including our clients’ confidential data, in our internal systems and through our vendor networks and communications infrastructure. Increased cybersecurity threats pose a risk to this information, in addition to our and our third party service providers’ systems and networks. While we have not been the victim of cyber‑attacks that have had a material impact on our operations or financial condition, we have experienced cyber security incidents such as denial of service attempts, malware infections, phishing attempts, and other attempts at compromising our information technology that are typical for a company of our size that operates in the global financial marketplace. Our systems also may be vulnerable to unauthorized access, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have a negative impact, including loss or destruction of data (including confidential client information) and unavailability or disruption of service. Despite our efforts to implement industry‑standard security measures, we face the risk that our security measures may prove insufficient as attacks have resulted in material breaches against other financial services companies with significant security controls and the nature of cyber threats continues to evolve. These threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us. System errors that result from these acts may be repeated or compounded before they are discovered and rectified. Successful security breaches of our systems or the systems of certain of our vendors could expose us to a risk of misappropriation of our or our clients’ confidential information, the corruption or deletion of data, and the disruption of our services to our clients. These outcomes could result in reputational damage, loss of clients, lower trading volumes, a negative impact on our competitive position, significant expense in implementing future security measures, litigation, and regulatory inquiries or proceedings, all of which could adversely impact our financial results.

Financial services regulators in recent years have increased their examination and enforcement focus on matters relating to cybersecurity threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cybersecurity governance and risk management policies, practices and procedures; protecting firm networks and information; identifying and addressing risk associated with remote access to client information; identifying and addressing risks associated with client business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations; preventing and detecting unauthorized activities; adopting effective mitigation and business continuity plans to address the impact of cybersecurity breaches; and establishing protocols for reporting cybersecurity incidents. Although we maintain insurance coverage that, subject to policy terms and conditions, covers certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cybersecurity controls, or any follow-on litigation, including the reputational harm that could result from such regulatory actions, findings or litigation.

We are dependent on certain third party vendors for key services.

We depend on a number of third parties to supply elements of our trading systems, computers, market data, data centers, access to trading in certain markets, FIX connectivity, communication network infrastructure, other equipment and related support and maintenance. We cannot be certain that any of these providers will be willing or able to continue to provide these services in an efficient and cost‑effective manner or to meet our evolving needs. Moreover, we are dependent on our communications network providers for interconnectivity with our clients, markets and clearing agents to service our customers and operate effectively. We have also made substantial investments in our infrastructure to provide improved business recovery capabilities in the event of potential outages at our third-party service providers. If our vendors fail to meet their obligations, provide poor, inaccurate or untimely service, we are unable to make alternative arrangements for the supply of these services, we are unable to execute our business recovery plan, or our business recovery plan proves insufficient, we may fail, in turn, to provide our services or to meet our obligations to our customers, and our business, financial condition and our operating results could be materially harmed.

Our securities business and related clearing operations expose us to material liquidity risk.

We self‑clear equity transactions in the U.S. and Australia. In those markets, we may be required to provide considerable additional funds with clearing and settlement organizations, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. In addition, regulatory agencies have recently required these clearing and settlement organizations to increase the level of margin deposit requirements and they may continue to do so in the future. We rely on our excess cash, certain established credit facilities and the use of outsourced clearing arrangements to meet or reduce those demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities and clearing arrangements will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities will be extended beyond their expiration.

In addition, each of our broker‑dealer subsidiaries worldwide is subject to regulatory capital requirements promulgated by the applicable regulatory and exchange authorities of the countries in which they operate. Growth in trading activity in certain jurisdictions outside the U.S. has led, and could continue to lead to, higher regulatory capital requirements. The failure by any of these subsidiaries to maintain its required regulatory capital may lead to suspension or revocation of its broker‑dealer registration and its suspension or expulsion by its regulatory body. Historically, all regulatory capital needs of our broker‑dealers have been provided by existing cash and cash from operations. However, if existing cash together with cash from operations are not sufficient, we may need to reject orders from clients and we may ultimately breach regulatory capital requirements.

Furthermore, if our broker-dealer subsidiaries are subject to new or modified regulatory capital rules or requirements, or fines, penalties or sanctions due to increased or more stringent enforcement, it could materially limit or reduce the liquidity we may need to expand or even maintain our then-present levels of business, which could have a material adverse effect on our business, results of operations and financial condition.

As a clearing member firm in certain jurisdictions we are subject to significant default risk.

We are required to finance our clients’ unsettled positions from time to time and we could be held responsible for the defaults of our clients. Default by our clients may also give rise to our incurring penalties imposed by execution venues, regulatory authorities and clearing and settlement organizations. Although we regularly review our credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions that could in turn adversely affect us.

In certain jurisdictions we are dependent on third-party clearing agents and any failures by such clearing agents could materially impact our business and operating results.

In certain jurisdictions we are dependent on agents for the clearing and settlement of securities transactions. If our agents fail to properly facilitate the clearing and settlement of our customer trades, we could be subject to financial, legal and regulatory risks and costs that may impact our business and operating results. In addition, it could cause our clients to reduce or cease their trading with us, which would adversely affect our revenues and financial results.

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

We are exposed to credit risk from third parties that owe us money, securities or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons, and we could be held responsible for such defaults. In addition, client trading errors which they are unable or unwilling to cover may cause us to incur financial losses. Volatile securities markets, credit markets and regulatory changes may increase our exposure to our customers’ credit profiles, which could adversely affect our financial condition and operating results. Our review of the credit risk of trading counterparties may not be adequate to provide sufficient protection from this risk.

We may incur material losses on foreign exchange transactions entered into on behalf of clients and be exposed to material liquidity risk due to counterparty defaults or errors.

We enable clients to settle cross‑border equity transactions in their local currency through the use of foreign exchange contracts. These arrangements typically involve the delivery of securities or cash to a counterparty that is not processed through a central clearing facility in exchange for a simultaneous receipt of cash or securities. We may operate as either a principal or agent in these transactions. As a result, a default by one of our counterparties prior to the settlement of their obligation could materially impact our liquidity and have a material adverse effect on our financial condition and results of operations.

In addition, we are exposed to operational risk. Employee and technological errors in executing, recording or reporting foreign exchange transactions may result in material losses due to the large size of such transactions and the underlying market risk in correcting such errors.

Our limited principal trading exposes us to risk of loss.

We engage in a limited amount of principal trading, which exposes us to risk of loss due to market fluctuations and volatility.   For example, in our Canadian Operations, a limited portion of our revenues is derived from principal trading activities including the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies and trading exchange traded funds (“ETFs”) to facilitate the creation or redemption of an ETF.  In addition, in limited circumstances, we may transact on a principal basis in the normal course of agency trading by taking temporary positions in securities (including trade errors and client trade accommodations). Although we attempt to close out all of our positions by the end of the day, we bear the risk of market fluctuations and we may incur losses due to changes in the prices of such securities and currencies. Any principal gains or losses resulting from these positions could have a disproportionate effect, positive or negative, on our revenues and profits, and could also result in reputational damage.

Our Canadian Operations also derive a limited portion of its revenues from the principal trading of spot and short‑dated forward foreign exchange contracts with clients that may not be related to equity trades. Although we seek to execute offsetting foreign exchange contracts concurrently with any client trades, earning a net spread, there can be no assurances that the trades are in fact concurrent (and therefore we bear the risk of market fluctuations). In addition, foreign exchange contracts are not centrally cleared and therefore we bear counterparty and settlement risk on such trades.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, technological, compliance and legal reporting systems, internal controls, management review processes and other mechanisms that rely on a combination of technical and human controls and supervision, including our global risk committee. These policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including, for example, losses resulting from trading errors, customer defaults, fraud and money laundering.

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

Many of our competitors have substantially greater financial, technical, marketing and other resources than we do, which, among other things, enable them to compete with the services we provide on the basis of price, including lowering prices for certain of our key services to gain business in their higher margin areas, and a willingness to commit their firms’ capital to service their clients’ trading needs on a principal, rather than on an agency basis. In addition, many of our competitors offer a wider range of bundled services, have broader name recognition, and have larger customer bases than we do. Some of our competitors have long‑standing, well‑established relationships with their clients, and also hold dominant positions in their trading markets. Moreover, new entrants may enter the market with alternative methods of providing trade execution and related services, and existing competitors often launch new initiatives. Many of our competitors have undertaken measures to link various electronic trading systems and platforms in an effort to attract order flow to off‑exchange venues and increase internal executions.

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

There is substantial political and economic uncertainty surrounding the referendum held on June 23, 2016 in which the citizens of the United Kingdom voted in favor of an exit from the European Union (often referred to as Brexit). The referendum is non-binding; however, if passed into law, negotiations would then commence to determine the terms of the United Kingdom’s future relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. It is unclear how the United Kingdom’s access to the European Union single market, and the wider trading, legal and regulatory environment in which we and our clients operate, will be impacted and how this will affect our and their businesses. The announcement of Brexit caused, and further developments may continue to cause, significant volatility in global stock markets and currency exchange rate fluctuations. The uncertainty surrounding the terms of the United Kingdom’s exit and its consequences could adversely impact client and investor confidence, result in additional market volatility and adversely affect our businesses, including our revenues from trading activities in Europe, and our results of operations and financial condition.

We incur risks related to our international business due to currency exchange rate fluctuations that could impact our financial results and financial position.

We have significant operations outside of the U.S. generating approximately 50% of our revenues in 2016. We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. We therefore have significant exposure to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Swiss Franc, Scandinavian currencies, Australian Dollar, Canadian Dollar and Hong Kong Dollar. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non‑U.S. Dollar‑based revenue and profit decreases. These fluctuations may materially impact the translation of our non‑U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

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

The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2016	2015	2014
Largest customer	3.0%	2.2%	2.7%
Second largest customer	2.2%	2.2%	2.0%
Third largest customer	2.1%	2.1%	1.7%
Ten largest customers	17.8%	17.0%	16.9%

The securities markets and the brokerage industry in which we operate globally are subject to extensive, evolving regulation that could materially impact our business.

We currently operate POSIT in the U.S. under Regulation ATS, our European operations are subject to MiFID and we must comply with the requirements of the U.S. PATRIOT Act and its foreign equivalents for monitoring our customers and suspicious transactions. Moreover, most aspects of our broker‑dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensing of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we expand our business, we may be exposed to increased and different types of regulatory requirements.

We are subject to, and in the future, we may become subject to new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The new U.S. administration and other members of the U.S. federal government and other governments outside of the United States may implement new or revised regulatory requirements for the financial services industry. Any changes to the regulatory rules could cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure.

On June 24, 2014, the SEC issued an order mandating the U.S. exchanges to implement the National Market System Plan to Implement a Tick Size Pilot Program (the “Pilot”). The Pilot was implemented on October 3, 2016. The Pilot will last for two years and it has changed the minimum ‘tick sizes’ (quoting and trading increments) for 1,200 Regulation NMS common stocks with small market capitalizations. The plan also includes a ‘trade‑at’ prohibition for 400 of the Regulation NMS stocks covered by the Pilot that would prevent price matching by a trading center, such as a dark pool, that is not displaying a protected bid or protected offer, subject to certain exceptions. The Pilot is intended to allow the SEC, SROs, and the public to evaluate and assess the impact of increment conventions on the liquidity and trading of stocks of small capitalization companies. If the Pilot (specifically the trade‑at prohibition) is expanded to more securities, the program could reduce our U.S. trading volumes. Moreover, the SEC adopted the Consolidated Audit Trail rule (“CAT”) in July 2012, which requires SROs to establish an order trail reporting system that would enable regulators to track, within 24 hours of the trade date, information related to trading orders received and executed across the securities markets. The SEC approved a national market system plan for implementation of the CAT that had been submitted by the exchanges and FINRA on November 15, 2016. By November 2017, each exchange will start reporting CAT data to the established central repository. As a non‑small industry member, we will be required to start reporting CAT data by November 2018, which will result in significant implementation costs and increased ongoing administrative expenses and burdens.

On November 19, 2014, the SEC unanimously adopted Regulation Systems Compliance and Integrity (“Regulation SCI”). The regulation became effective on February 3, 2015 and the compliance date was November 3, 2015. The rule requires SCI entities (i.e., exchanges, SROs, clearing and settlement agencies, and certain ATSs) to establish extensive policies, procedures, and/or controls to ensure the capacity, stability, integrity, and resiliency of their trading and regulatory reporting systems. Regulation SCI, among other things, also requires the reporting of certain systems issues, testing of business continuity and disaster recovery plans with mandatory participation by customers and members, the establishment of geographically diverse backup capabilities, the completion of an objective annual review of systems, and the maintenance and preservation of certain books and records concerning matters covered by the rule. To the extent Regulation SCI is applicable to us (as a result of POSIT or otherwise), we could experience significant implementation costs as well as increased ongoing administrative expenses and burdens.

On November 18, 2015, the SEC proposed amendments (the “ATS Proposal”) to Regulation ATS and related rules under the Exchange Act to enhance transparency requirements on, and increase the SEC’s oversight of, ATSs that facilitate transactions in National Market System stocks (generally, exchange-listed equities) (“NMS Stock ATSs”).  This would require, among other things, a publicly-available Form ATS-N containing disclosures about the operation of the ATS and the interactions between the ATS, its affiliates, and other firm products (e.g. smart routers and algorithms). The level of disclosure that would be required under the ATS Proposal and the SEC’s ongoing involvement in approving or reviewing the design and operations of NMS Stock ATSs would bring the regulation of NMS Stock ATSs closer to the way in which national securities exchanges are currently regulated.  To the extent that the ATS Proposal results in a significant increase in regulatory requirements associated with operating an NMS Stock ATS and the need to disclose sensitive business information, it could have adverse consequences on ATSs, including POSIT, such as increased administrative expenses and burdens.

In addition, new regulatory obligations have been proposed, adopted or implemented pertaining to markets outside of the United States, which may also have a material impact upon our business model.

•

In Europe, these include MiFID II for which the rulemaking process is complete but with additional regulatory guidance still underway in anticipation of implementation taking place in January 2018. In particular, under MiFID II, MTFs—the European equivalent to an SEC‑registered ATS—that trade in dark cash equity orders would be required to cross such orders at the midpoint, open, or closing prices of the primary venue (where displayed orders in those securities are traded) and adhere to volume limits on dark trading. These limits would be set at 4% of all the displayed and dark regulated venue trading volume for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate. The calculations would be performed at an individual stock level over a 12‑month rolling period. In the event that the relevant limit is breached, the crossing of that particular stock in the individual dark trading venue or in all such venues (as applicable depending on whether the 4% or 8% threshold is breached) would cease for the following 6 months. MiFID II provides an exception from these requirements for large sized orders, which may be crossed at any price point and without regard to the above‑mentioned volume limits.

In addition, a financial transaction tax (the “European FTT”) is being considered which would include at least ten of the twenty‑eight members of the European Union. In addition to the impact that such tax would have on the affected securities and signatory countries, certain alternative versions of the proposals could include an extra‑territorial scope that may impact the trading activities of entities which are, and trade entirely outside, the European FTT zone.

Compliance with certain of these adopted laws, rules or regulations of the various jurisdictions in which we operate could result in the loss of revenue and has caused us, and could cause us, to incur significant costs. In addition, if any new regulatory obligations are implemented, ITG could incur significant costs to establish the appropriate processes, systems, and/or controls. Last, if we fail to comply adequately with any of these laws, rules or regulations, we may be subject to censure, fines, cease‑and‑desist orders, suspension of our business, suspensions of personnel, or other sanctions, including revocation of our exchange or self‑regulatory organization memberships or our broker‑dealer registrations.

Increased regulatory scrutiny has led to, and will continue to lead to, increased costs associated with responding to investigations and inquiries and the potential for penalties and necessary remediation, which we expect to negatively impact our profitability and could harm our reputation.

In recent years, there has been increased regulatory scrutiny of our industry by regulators and other governmental authorities, including a focus on, among other areas, trading risk management controls, market abuse, undisclosed trading practices and dark pool operations, resulting in an increase in regulatory investigations, inquiries and reviews. Our broker-dealer subsidiaries are subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which we are cooperating. Our broker-dealer subsidiaries have been the subject of claims alleging the violation of securities laws, rules and regulations, some of which have resulted in the payment of disgorgement, penalties, fines, awards, judgments and settlements. Such enhanced scrutiny has caused, and we expect it to continue to cause, ITG to incur significant costs in light of the legal and compliance resources needed to respond to such investigations and proceedings, in addition to monetary penalties and increased compliance costs, that could arise from such investigations and proceedings. Such regulatory or other actions may also be directed at certain of our past and present executives, employees or directors and we may be required to indemnify these individuals in regard to these matters. The risks associated with such matters are often difficult to assess or quantify, and their existence and magnitude often remain unknown or uncertain for substantial periods of time. A settlement of, or judgment related to, any such matters could result in civil or criminal liability, disgorgement, penalties, fines, restrictions or limitations on our operations and activities and other sanctions, could lead to related private litigation and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such investigation, inquiry or action could also cause us significant reputational harm. In addition, regardless of the outcome of such matters, we have incurred and will continue to incur significant legal and other costs, including substantial management time, dealing with such matters.

Our business has been and may continue to be adversely affected by our customers’ reaction to our SEC Settlements.

In August 2015, we paid $20.3 million to settle the SEC’s investigation into a proprietary trading pilot operated in 2010 and 2011 (the “2015 SEC Settlement”), which had a significant negative impact on our business and we continue our work to restore our business to pre-2015 SEC Settlement levels. In January 2017, we paid $24.5 million to settle the SEC’s investigation into our activity with respect to pre-released American Depositary Receipts (the “2017 SEC Settlement” and together with the 2015 SEC Settlement, the “SEC Settlements”).  Our customers’ reaction to the SEC Settlements may continue to result in reputational and financial harm, which could have a material adverse effect on the Company.

The circumstances relating to the SEC Settlements could subject us to additional actions, including purported class action litigation.

In connection with the 2015 SEC Settlement, two putative class action lawsuits were filed and have since been consolidated into a single action in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executives. In addition, a purported shareholder of the Company filed a shareholder derivative action against eleven current or former officers and directors of the Company in the Supreme Court for the State of New York relating to the 2015 SEC Settlement. The Company is named as a nominal defendant, and the plaintiff purports to seek recovery on its behalf. The complaint generally alleges that the individual defendants breached their fiduciary duties to the Company in connection with the matters that were the subject of the 2015 SEC Settlement.

Any further actions or threatened actions based on the circumstances relating to the SEC Settlements, including any governmental investigations or private litigation, and the defense and any related settlement thereof, could have a material adverse effect on the Company’s consolidated financial position or on the results of operations for any particular period, and may result in significant ongoing expenses.

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

At December 31, 2016, we have significant deferred tax assets that we have recognized based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  We have recognized deferred tax assets because management believes, based on earnings and financial projections, that it is more likely than not that we will have sufficient future earnings to utilize these assets to offset future income tax liabilities.  We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.   Realization of deferred tax assets requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty and ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  There can be no assurance that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax assets.  A period of sustained losses or other changes in facts and circumstances could require us to establish or increase a valuation allowance at some point in the future.  This would result in an increase in our effective tax rate and may have a material adverse effect on our future operating results and financial condition. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either favorable or unfavorable impacts on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

Inability to protect our intellectual property may result in increased competition, loss of business or other negative results on our business and financial condition.

Our success is dependent, in part, upon our intellectual property. We generally rely upon patents, copyrights, trademarks and trade secrets to establish and protect our rights in our proprietary technology, methods, products and services. We cannot assure that any of the rights granted under any patent, copyright or trademark that we may obtain will protect our competitive advantages. A third party may still try to challenge, invalidate or circumvent the protective mechanisms that we select. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., so we cannot predict our ability to properly protect our intellectual property in those jurisdictions. Third parties operating in jurisdictions in which we have not filed for protection may be able to obtain rights in intellectual property that we have protected in the U.S. and other jurisdictions or may be able to misappropriate our intellectual property with impunity.

Additionally, we might not detect the unauthorized use of our intellectual property. If we do detect unauthorized use, enforcing our infringed or misappropriated intellectual property rights may require significant resources. Accordingly, we might choose not to enforce our infringed or misappropriated intellectual property rights, depending on factors like the best use of our limited resources, the value of our infringed or misappropriated intellectual property rights and other outcomes peripherally related to our attempted enforcement.

There can be no assurance that we will be able to protect our intellectual property from improper disclosure or use, or that others will not develop technologies that are similar or superior to our technology without violating our intellectual property. Violations of our intellectual property by third parties could have an adverse effect on our competitiveness and business. In addition, the cost of seeking to enforce our intellectual property rights could have an adverse effect on our financial results.

If we were to unknowingly infringe third party intellectual property or be accused of doing so without merit, we would bear significant costs of defense and litigation, which could impact our financial results.

Under current law, U.S. patent applications remain secret for 18 months and may, depending on how they are prosecuted, remain secret until the issuance of a patent. In light of these factors, it is not always possible to determine in advance whether any of our products or services may infringe the present or future patent rights of others. There can be no guarantee that we will be aware of all patents and trademarks that might pose a risk of infringement by our services. From time to time, we may receive notices from others of claims or potential claims of intellectual property infringement or we may be called upon to defend our products, customers or licensees against such third-party claims. Responding to these kinds of claims, regardless of merit, could consume valuable time and result in costly litigation that could have a material adverse effect on us. Such claims could also result in our entering into royalty or licensing agreements with the third parties claiming infringement on terms that could have a material impact on our profitability.

If we cannot successfully execute on our strategic initiatives, our business and financial results may be adversely impacted.

We may not be able to implement important strategic initiatives in accordance with our expectations, including that the strategic initiatives could result in additional unanticipated costs, which may result in an adverse impact on our business and financial results. In July 2016, we completed an end-to-end review of our business, clients, people and processes initiated by our Chief Executive Officer.  In connection with these findings, we announced our Strategic Operating Plan to increasingly focus our resources on our core capabilities in execution, liquidity, analytics and workflow solutions, which are our four key service offerings that revolve around the trade implementation cycle. As part of our Strategic Operating Plan, we began pursuing significant investments in technology and people in the second half of 2016 to enhance these key service offerings and sharpen our brand with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis. We expect to continue these investments through the end of 2018.  If we are unable to execute or realize the benefits of these or other strategic initiatives, the strategic initiatives may not result in improvements in future financial performance and could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Our strategic transactions, including acquisitions and dispositions, may not result in anticipated benefits and may present risks not originally contemplated, which may adversely affect our results of operations and financial condition.

Over the last several years, we have undertaken several strategic transactions, including the acquisition of RFQ‑hub, a multi‑asset platform for global‑listed and OTC financial instruments, as well as the dispositions of our investment research operations. We may elect to pursue additional potential strategic transactions in the future, including acquisitions, dispositions, strategic partnerships, joint ventures, restructurings, business combinations and investments.    These transactions entail numerous operational and financial risks, including but not limited to difficulties in valuing acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, exposure to unknown material liabilities, the potential loss of key vendors, clients or employees of acquired companies, incurrence of substantial debt or dilutive issuance of equity securities to pay for acquisitions, higher-than expected acquisition or integration costs, write-downs of assets or impairment charges, increased amortization expenses and decreased earnings, revenue or cash flow from dispositions.  Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and our failure to execute on any strategic transaction in a satisfactory manner could adversely affect our future results of operations and financial condition.

Our business could be adversely affected by our inability to attract and retain talented employees, including sales, technology and development professionals.

Our business operations require highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we are unable to hire or retain the services of talented employees, including executive officers, other key management and sales, technology and development professionals, we would be at a competitive disadvantage. In addition, recruitment and retention of qualified staff could result in substantial additional costs. The loss of the services of one or more of our executive officers or other key professionals or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

Operational risks, such as misconduct and errors of our employees or entities with which we do business, could cause us reputational and financial harm.

Employee errors in recording or executing transactions for customers can cause us to enter into transactions that customers may disavow and refuse to settle. Such operational risks expose us to risk of loss, which can be material, until we detect the errors in question and halt, or where possible, unwind or reverse the transactions. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before we unwind or reverse them can increase this risk. We may incur losses as a result of these transactions that could materially impact our financial results.

In addition to trading errors by our employees, other errors or misconduct by our employees or entities with which we do business could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors or misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Our ability to detect and prevent errors or misconduct by entities with which we do business may be even more limited. Errors could include inadvertently sharing confidential information with unauthorized parties or operational errors from the potential misuse of our products or services.  Misconduct could include, among other things, hiding unauthorized activities from us, improper or unauthorized activities such as activities prohibited by rule or law or improper use of confidential information. Misconduct by our employees or entities with which we do business could result in losses, litigation, regulatory sanctions or other material adverse effects on the Company.

Our business exposes us to litigation risks.

Many aspects of our business involve substantial risks of liability and we are involved in a number of investigations and inquiries that could result in liability. These risks of liability arise from, and could result in claims regarding, among other things, potential delays or failures of trade executions, trade settlement terms and the conduct of other aspects of our business. The defense of claims, even those without merit, could involve significant legal expenses and substantial management time. An adverse resolution of any lawsuit or claim against us could have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock could be volatile.

The market price of our common stock may be volatile and could be significantly affected by any number of factors like volatility in the broader stock market, changes in analyst earnings estimates, quarterly variations in our results of operations, shifting investor perceptions, a large purchase or sale by a significant stockholder, the announcement of new products or the occurrence of events described in the other risk factors in this Annual Report on Form 10‑K.

There can be no assurance that we will continue to declare cash dividends or repurchase our common stock.

During 2016, we repurchased shares of our common stock under a Board‑authorized repurchase program and the Board also authorized payment of quarterly cash dividends on our common stock. Any Board determinations to continue to repurchase our common stock or to continue to pay cash dividends on the common stock, in each case at levels consistent with recent practice or at all, will be based on a variety of factors including, among others, market conditions, our financial condition, results of operations, business and capital requirements, price of our common stock in the case of the repurchase programs, competing needs for the use of our capital and the Board’s continuing determination that the repurchase programs and the declaration of dividends are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event we do not declare a quarterly dividend, or discontinue our share repurchases, our stock price could be adversely affected.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

U.S.

Our principal offices are located at One Liberty Plaza, in New York, New York, where we occupy approximately 132,000 square feet of office space pursuant to a lease agreement expiring in January 2029.

We maintain a facility in El Segundo, California where we occupy approximately 36,200 square feet of office space pursuant to a lease agreement expiring in June 2027. This facility is used primarily for technology research and development and support services.

We have a regional office in Boston, Massachusetts where we occupy approximately 36,000 square feet of office space pursuant to a lease expiring in November 2030.

We also have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet pursuant to a lease agreement expiring in October 2017, and in San Francisco, California where we occupy approximately 3,900 square feet pursuant to a lease agreement expiring in October 2018.

Canada

We have an office in Toronto where we occupy approximately 19,900 square feet of office space pursuant to a lease expiring in December 2019.

Europe

In Europe, we have offices in Dublin, London and Paris where we occupy approximately 6,200, 12,200 and 5,000 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in November 2017, the London space is leased pursuant to an agreement that expires in July 2023 (with a termination option in August 2018), and the space in Paris is leased pursuant to an agreement that expires in May 2024 (with a termination option in May 2019).

Asia Pacific

In Australia we have offices in Melbourne and Sydney, where we occupy approximately 5,700 and 3,400 square feet of office space, respectively, pursuant to leases expiring in May 2020 and June 2017, respectively.

In Hong Kong we occupy approximately 7,500 square feet of office space pursuant to a lease that expires in September 2018. We also lease approximately 1,500 square feet of space for our regional office in Singapore pursuant to a lease that expires in February 2018.

Item 3.  Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 21. Commitments and Contingencies—Legal Matters” and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Our common stock trades on the NYSE under the symbol “ITG.”

The following table sets forth, for the periods indicated, the range of the intra‑day high and low sales prices of our common stock as reported on the NYSE.

	High	Low
2016:
First Quarter	$22.39	$14.95
Second Quarter	$22.92	$15.29
Third Quarter	$18.47	$15.06
Fourth Quarter	$21.11	$15.04
2015:
First Quarter	$30.85	$19.24
Second Quarter	$32.07	$24.55
Third Quarter	$27.13	$12.63
Fourth Quarter	$21.44	$12.75

On February 13, 2017, the closing price per share for our common stock as reported on the NYSE was $20.34. On February 13, 2017, we believe that our common stock was held by approximately 6,294 stockholders of record or through nominees in street name accounts with brokers.

Dividends

In April 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2016 and 2015, our Board of Directors declared and we paid quarterly cash dividends as follows:

	2016	2015
First Quarter	$0.07	$	N/A
Second Quarter	0.07		0.07
Third Quarter	0.07		0.07
Fourth Quarter	0.07		0.07
Total	$0.28		$0.21

In February 2017, our Board of Directors declared a quarterly dividend of $0.07 per share on our common stock, payable on March 15, 2017 to shareholders of record as of February 27, 2017.

Stock Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2016
To: January 31, 2016	462,742	$16.23	437,906	2,345,066
From: February 1, 2016
To: February 29, 2016	482,503	17.16	150,005	2,195,061
From: March 1, 2016
To: March 31, 2016	5,841	19.95	—	2,195,061
From: April 1, 2016
To: April 30, 2016	2,933	21.73	—	2,195,061
From: May 1, 2016
To: May 31, 2016	29,335	18.16	23,998	2,171,063
From: June 1, 2016
To: June 30, 2016	301,652	16.48	297,773	1,873,290
From: July 1, 2016
To: July 31, 2016	184,827	17.45	179,879	1,693,411
From: August 1, 2016
To: August 31, 2016	246,571	16.34	246,571	1,446,840
From: September 1, 2016
To: September 30, 2016	—	—	—	1,446,840
From: October 1, 2016
To: October 31, 2016	10,756	16.27	—	1,446,840
From: November 1, 2016
To: November 30, 2016	—	—	—	1,446,840
From: December 1, 2016
To: December 31, 2016	167	17.47	—	1,446,840
Total	1,727,327	$16.73	1,336,132

(a)	This column includes the acquisition of 391,195 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

(b)

In October 2014, our Board of Directors authorized the repurchase of 4.0 million shares. This authorization has no expiration date. As of December 31, 2016, there were 1.5 million shares remaining available for repurchase under ITG’s stock repurchase program. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of our capital.

During 2016, we repurchased 1.7 million shares of our common stock at a cost of $28.9 million, which was funded from our available cash. Of these shares, 1.3 million were purchased under our Board of Directors’ authorization for a total cost of $22.1 million (average cost of $16.55 per share). An additional 0.4 million shares repurchased for $6.8 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards and the net settlement of director option exercises. As of December 31, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.5 million.

Performance Graph

The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the mean of the NASDAQ Other Finance Index and the NYSE Arca Securities Broker/Dealer Index, for the five‑year period ended December 31, 2016.

Item 6.  Selected Financial Data

The selected Consolidated Statements of Operations data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five‑year period ended December 31, 2016, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
($ in thousands, except per share amounts)
Total revenues	$469,052	$634,803	$559,814	$530,801	$504,436
Total expenses	512,292	513,577	494,827	487,746	774,891
(Loss) income before income tax (benefit) expense	(43,240)	121,226	64,987	43,055	(270,455)
Income tax (benefit) expense	(17,322)	29,656	14,095	11,970	(22,596)
Net (loss) income	$(25,918)	$91,570	$50,892	$31,085	$(247,859)
Basic (loss) income per share	$(0.79)	$2.70	$1.44	$0.84	$(6.45)
Diluted (loss) income per share	$(0.79)	$2.63	$1.40	$0.82	$(6.45)
Dividends per share	$0.28	$0.21	$—	$—	$—
Basic weighted average number of common shares outstanding (in millions)	32.9	33.9	35.3	36.8	38.4
Diluted weighted average number of common shares outstanding (in millions)	32.9	34.8	36.4	38.1	38.4

Consolidated Statements of Financial Condition Data:
($ in thousands)
Total assets	$775,285	$1,709,022	$1,350,849	$1,539,472	$1,492,976
Cash and cash equivalents	$277,977	$330,653	$275,210	$261,897	$245,875
Short-term bank loans	$72,150	$81,934	$78,360	$73,539	$22,154
Term debt	$6,367	$12,567	$17,781	$30,332	$19,272
Total stockholders’ equity	$405,164	$454,821	$415,596	$417,432	$409,770

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

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 22, Segment Reporting, to the consolidated financial statements). These four operating segments provide the following categories of products and services:

•

Execution Services — includes (a) self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options trading and (b) portfolio trading and high-touch trading desks providing execution expertise

•	Workflow Technology — includes trade order and execution management software applications in addition to network connectivity

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation.

In December 2015 we sold our energy research operations and in May 2016 sold our remaining investment research operations, both of which were within the former product group, Research, Sales & Trading (“RS&T”). Beginning in the third quarter 2016, the remaining portfolio trading and high-touch execution offerings, previously grouped within RS&T, were combined with the electronic execution and liquidity solutions, previously grouped within the Electronic Brokerage (“EB”) product group, to form the new Execution Services product group to create an optimal alignment for cross-selling synergies. The entire historic activity of EB and RS&T, including the divested research operations, has been reclassified to the Execution Services product group to conform to the current presentation. For more information on the sale of the remaining investment research operations, see Note 4, Divestitures and Acquisitions, to the consolidated financial statements.  Also, in July 2016 we changed the name of our Platforms product group to Workflow Technology.

Regional segment results exclude the impact of Corporate activity, which is presented separately and includes investment income from treasury activity, certain non-operating revenues and other gains as well as costs not associated with operating the businesses within the Company’s regional segments.  These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.

Sources of Revenues

Revenues from our products and services are generated from commissions and fees, recurring (subscriptions) and other sources.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the NBBO and (iii) commission sharing arrangements between ITG Net (our private value‑added FIX‑based financial electronic communications network) and third‑party brokers and alternative trading systems whose trading products are made available to our clients on our OMS and EMS applications in addition to commission sharing arrangements for our Single Ticket Clearing service and our RFQ‑hub request‑for‑quote service. Because commissions are earned on a per‑transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by a proliferation of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer‑to‑computer links to customers through ITG Net and third‑party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell‑side to receive orders from, and send indications of interest to, the buy‑side and for the sell‑side to receive requests‑for‑quotes through RFQ‑hub, (ii) software and analytical products and services and (iii) maintenance and customer technical support for our OMS. Prior to the divestitures of our investment research operations in May 2016 and December 2015, recurring revenues included subscriptions from these operations.

Other revenues include: (1) income from principal trading in Canada, including within our recently closed arbitrage trading desk (for historical and year-to-date periods up until April 2016), (2) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign exchange transactions unrelated to equity trades, (3) the net interest spread earned on securities borrowed and loaned on transactions in our recently closed U.S. matched-book securities lending operations (for historical and year-to-date periods up until June 2016), (4) non-recurring consulting services, such as one-time implementation and customer training related activities, (5) investment income from treasury activity, (6) interest income on securities borrowed in connection with customers’ settlement activities, (7) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including trade errors and client trade accommodations) and (8) non‑recurring gains and losses such as divestitures.

Expenses

Compensation and employee benefits, our largest expense, consist of salaries and wages, incentive compensation, employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the landscape for key talent. Incentive compensation includes a combination of cash and deferred share‑based awards. Only the cash portion of incentive compensation is a variable expense in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period‑to‑period based on revenue levels.

Transaction processing expense consists of costs to access various third‑party execution destinations and to process, clear and settle transactions. These costs tend to fluctuate with share and trade volumes, the mix of trade execution services used by clients and the rates charged by third parties.

Occupancy and equipment expense consists primarily of rent and utilities related to leased premises, office equipment and depreciation and amortization of fixed assets and leasehold improvements.

Telecommunications and data processing expenses primarily consist of costs for obtaining market data, data associated with investment research, telecommunications services and systems maintenance.

Other general and administrative expenses primarily include software amortization, professional (including legal) fees, consulting, business development and intangible asset amortization.

Interest expense consists primarily of costs associated with outstanding debt and credit facilities.

Non‑GAAP Financial Measures

To supplement our financial information presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), management uses certain “non‑GAAP financial measures” as such term is defined in Regulation G promulgated by the SEC. Generally, a non‑GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes the presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations, and therefore a more complete understanding of factors affecting our business than U.S. GAAP measures alone. In addition, management believes the presentation of these measures is useful to investors for period‑to‑period comparison of results as the items described below reflect certain unique and/or non‑operating items such as acquisitions, divestitures, restructuring charges, write‑offs and impairments, charges associated with litigation or regulatory matters together with related expenses or items outside of management’s control.

Adjusted revenues, adjusted expenses, adjusted pretax income (loss), adjusted income tax expense (benefit) and adjusted net income (loss), together with related per share amounts, are non‑GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted revenues, adjusted expenses, adjusted pre-tax income (loss), adjusted income tax expense (benefit) and adjusted net income (loss) to revenues, expenses, income (loss) before income tax expense (benefit), income tax expense (benefit) and net income (loss) and related per share amounts as determined in accordance with U.S. GAAP for the years ended December 31, 2016 and 2015 are provided below, as applicable (dollars in thousands, except per share amounts). There were no adjustments for unique and/or non-operating items during the year ended December 31, 2014.

	Year Ended December 31,
	2016	2015

Total revenues	$469,052	$634,803
Less:
Other revenues - gains (1)	(2,438)	—
Gain on the sale of energy research operations (2)	—	(107,699)
Adjusted revenues	$466,614	$527,104

Total expenses	$512,292	$513,577
Less:
ADR settlement and associated costs (3)	(27,371)	—
Restructuring (4)	(9,620)	—
Compensation awards for current CEO (5)	(4,415)	—
Arbitration case with former CEO and associated costs (6)	(6,580)	—
Trading pilot settlement and associated costs (7)	—	(25,198)
Gain from currency translation adjustment (8)	1,066	—
Adjusted expenses	$465,372	$488,379

(Loss) income before income tax (benefit) expense	$(43,240)	$121,226
Effect of adjustments	44,482	(82,501)
Adjusted pre-tax income	$1,242	$38,725

Income tax (benefit) expense	$(17,322)	$29,656
Tax effect of adjustments (1) – (7)	7,618	(14,201)
Adjustment to tax reserves from resolving a multi-year contingency in the U.S. (9)	7,320	—
Tax incurred to amend capital structure outside North America (10)	—	(6,526)
Adjusted income tax (benefit) expense	$(2,384)	$8,929

Net (loss) income	$(25,918)	$91,570
Net effect of adjustments	29,544	(61,774)
Adjusted net income	$3,626	$29,796

Diluted (loss) income per share	$(0.79)	$2.63
Net effect of adjustments	0.90	(1.77)
Adjusted diluted income per share	$0.11	$0.86

Notes:

(1)

In the second quarter of 2016, we received insurance proceeds of $2.4 million from our corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in our outsourced primary data center in the U.S. Additionally, we generated a nominal gain on the completion of the sale of our investment research operations in May 2016.

(2)

In December 2015, we completed the sale of the subsidiaries conducting our energy research operations to an affiliate of Warburg Pincus, a global private equity firm, for $120.5 million. The pre‑tax gain of $107.7 million is net of a working capital adjustment on the closing balance sheet, direct costs related to the sale, including share‑based compensation costs, and the carrying value of the net assets disposed.

(3)

In the second half of 2016, we incurred $24.5 million for a settlement with the SEC with respect to an inquiry involving pre-released ADRs and incurred legal and other related costs associated with this matter of $2.9 million.

(4)

During the second quarter of 2016, we incurred restructuring charges of $4.3 million related to (a) the reduction in our high-touch trading and sales organizations and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk. In the fourth quarter of 2016, we incurred additional restructuring charges of $5.3 million related to management delayering and the elimination of certain positions.

(5)

Our current Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(6)

In the first half of 2016, we incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with our former CEO and incurred legal fees of $2.7 million. In the third quarter of 2016, we recorded a reimbursement of $0.9 million of these legal fees from our insurance carrier.

(7)

In August 2015, we reached a final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC’s investigation into a proprietary trading pilot operated in 2010 and 2011. During 2015, we incurred $4.9 million in legal and related costs associated with this matter.

(8)

In the third quarter of 2016, we substantially completed the liquidation of our investment in our Israel entity that ceased operations in December 2013. During our period of ownership and through December 2013, we had accumulated foreign exchange translation gains as a component of equity, which have been reclassified as a gain that reduced other general and administrative expenses in the Consolidated Statement of Operations.

(9)	In the fourth quarter of 2016, we resolved a multi-year tax contingency in the U.S. and reduced tax reserves by $7.3 million.

(10)

In December 2015, we amended the capital structure of our principal holding company outside North America to provide continued flexibility for the movement of global capital. This amendment accelerated the U.S. taxation of amounts earned outside of North America resulting in a tax charge of $6.5 million.

Executive Summary for the Year Ended December 31, 2016

Consolidated Overview

Our 2016 results reflect the progress we have made in restoring our business following the fallout from the 2015 SEC Settlement as well as the impact of active global markets. In the fourth quarter, each of our international operations achieved their best quarterly profitability of 2016, with Asia Pacific posting its second highest quarterly profit ever, and the U.S. regaining significant market share.

We are focused on building upon this momentum through the continued execution of our Strategic Operating Plan, which is enhancing ITG’s global capabilities in liquidity, execution, analytics and workflow solutions. We have sharpened our focus around these four key service offerings and have divested our remaining investment research operations and closed our Canadian arbitrage trading desk and our U.S. matched-book securities lending operations. As part of this plan we are pursuing significant investments in technology and people to enhance these key service offerings and sharpen our brand with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis.

On a U.S. GAAP basis, we generated revenues of $469.1 million and incurred a net loss of $25.9 million, or $0.79 per diluted share in 2016 compared to revenues of $634.8 million and net income of $91.6 million, or $2.63 per diluted share in 2015.

During 2016 we worked towards resolving legacy matters and focused on improving our organizational structure to better position ourselves for long-term growth under our Strategic Operating Plan. These efforts resulted in non-operating charges during 2016 for (i) settling an inquiry by the SEC related to our activity with pre-released ADRs, (ii) settling an arbitration case with our former CEO, (iii) restructuring our organization to delayer our management structure, eliminate certain positions, reduce headcount within the high-touch trading and sales organization and close peripheral businesses and (iv) expensing the upfront awards given to our current CEO, a significant portion of which replaced awards he forfeited at his former employer. These efforts also resulted in non-operating gains associated with recognizing historical translation gains into earnings following the substantial liquidation of our Israel entity, insurance proceeds from the settlement of a claim related to a 2015 outage at our outsourced primary data center in the U.S. and reducing tax reserves following the resolution of a multi-year contingency in the U.S. Each of these items is more fully described above in the Non-GAAP Financial Measures discussion and reduced our reported results on a net basis by $29.5 million, or $0.90 per diluted share.

Excluding the non-operating items noted above, we generated adjusted net income of $3.6 million, or $0.11 per diluted share compared with adjusted net income of $29.8 million or $0.86 per diluted share in 2015 (see Non-GAAP Financial Measures). Expenses of $512.3 million in 2016 were slightly lower than 2015 despite the inclusion of the above-mentioned non-operating costs. On an adjusted basis, expenses of $465.4 million were down 5% from 2015 reflecting the impacts of the sale of energy research in December 2015 and the sale of our remaining investment research operations in May 2016 (collectively, the “Research Divestitures”), lower transaction processing costs and lower compensation from cost reduction measures.

Segment Discussions

Our U.S. average daily volume (“ADV”) was 138.1 million shares, down 15% from 2015, while market-wide volumes increased 6%. Most of the ADV decrease came from sell-side clients as ADV from buy-side clients was down just 1% reflecting the progress we have made since the 2015 SEC Settlement.

In Canada, commissions and fees grew 5%, below the 16% growth in market-wide volumes due to a 4% decline in currency and the fact that a greater proportion of our volume in 2016 was from lower priced sell-side clients, including our MATCHNow dark pool where we set a new quarterly revenue record in the fourth quarter.

Our European Operations had another strong year in 2016. While European commissions and fees fell 3%, this was attributable to the impact of currency translation on trading in the U.K. Daily market-wide trading was up 2% over 2015 reflecting peak activity following the Brexit vote and the U.S. presidential election. Buy-side activity was strong towards the end of the year, including the fourth quarter when we set a new record in the region for market share.

Our Asia Pacific results in 2016 were nearly flat with 2015 despite a 13% decline in daily market-wide trading, demonstrating the steady progress we have made since the 2015 SEC Settlement. We have experienced five consecutive quarters in the region of growth in both value traded and market share, with the fourth quarter being our highest on record. Revenues in POSIT Alert were up 79% over 2015 with consecutive record levels of value traded and commissions during each of the last three quarters of 2016.

Corporate activity reduced pre-tax income by $70.7 million, including the impact of the items noted above for the SEC ADR settlement and related legal costs, the settlement of the arbitration case with our former CEO together with related legal fees, the restructuring charges, the expensing of upfront awards to our current CEO and the gains related to the insurance recovery as well as the Israel entity liquidation.

Capital Resource Allocation

During 2016, we repurchased 1.3 million shares under our authorized stock repurchase program for $22.1 million, or $16.55 per share, and we maintained our $0.07 quarterly dividend program, paying out $9.1 million in cash.

We suspended share repurchases under our program in the fourth quarter pending the final resolution of the ADR matter with the SEC. Going forward we expect to use our share repurchase program to offset dilution from the issuance of stock under employee compensation plans. We may repurchase additional shares opportunistically depending on various factors including, among others, market conditions and competing needs for the use of our capital.

Results of Operations—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

U.S. Operations

	Year Ended
	December 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$171,995	$200,325	$(28,330)	(14)%
Recurring	54,799	79,296	(24,497)	(31)%
Other	2,861	5,609	(2,748)	(49)%
Total revenues	229,655	285,230	(55,575)	(19)%
Expenses:
Compensation and employee benefits	106,464	128,715	(22,251)	(17)%
Transaction processing	39,131	42,524	(3,393)	(8)%
Other expenses	95,193	97,991	(2,798)	(3)%
Total expenses	240,788	269,230	(28,442)	(11)%
(Loss) income before income tax (benefit) expense	$(11,133)	$16,000	$(27,133)	(170)%

The 14% decline in commissions and fees compared to the prior year period resulted from a 15% reduction in our ADV as compared to a 6% increase in total daily U.S. market volumes. This decline in ADV was largely from a 24% reduction from sell-side clients. Activity from buy-side clients was down negligibly due to a strong finish to the year following the roll-out of the Strategic Operating Plan in late July and the implementation of changes to certain client facing roles. These steps helped grow our market share of consolidated U.S. trading volumes to 2.05% in the fourth quarter from 1.75% in the third quarter.

Commissions and fees were further affected by an overall 2% decline in rates from $0.0043 to $0.0042 which was driven by a lower average sell-side rate per share and the impact of reduced high-touch trading for equities due to the reduction in our high-touch trading organization following the sale of our remaining investment research operations in May 2016.  The declines in commissions and fees noted above were partially offset by the growth in commissions from the high-touch trading of derivatives.

	Year Ended
	December 31,
U.S. Operations: Key Indicators*	2016	2015	Change	% Change
Total trading volume (in billions of shares)	34.8	40.9	(6.1)	(15)%
Average trading volume per day (in millions of shares)	138.1	162.2	(24.1)	(15)%
Average revenue per share	$0.0042	$0.0043	$(0.0001)	(2)%
U.S. market trading days	252	252	—	—

*	Excludes activity from the trading of derivatives and Latin American equities as well as commission share arrangements.

Recurring revenues decreased 31% from 2015 primarily from the loss of billed investment research revenue following the Research Divestitures. We also experienced lower subscription revenue for our OMS product due to client attrition and a reduction in billed revenue for analytics products.

Other revenues decreased 49% compared to 2015 due to the impact of transaction advisory services revenue earned in 2015 by our former energy research team and client trade accommodations, which reduced other revenues by $1.2 million during 2016 compared to a reduction of $0.7 million during 2015. The closing of our matched-book securities lending operations in the second quarter 2016, and lower market data tape rebate revenue also contributed to the decline. These reductions were partially offset by clearing ticket revenue earned.

Compensation and employee benefits decreased 17% from the prior year in large part due to the Research Divestitures, which represented approximately 71% of the total decrease. We also incurred a lower cost for current year incentive-based compensation due in part to a greater proportion of 2016 incentive compensation awarded in deferred stock to better align employees with the long-term outcome of the Strategic Operating Plan and we benefitted from cost savings measures implemented during the second half of 2016.

Transaction processing costs decreased 8% as compared to 2015, which was lower than the 15% decline in our ADV due to additional costs to outsource select clearing accounts to a third party and the impact that fixed clearing and settlement costs have on reduced volumes. These factors led to an increase in transaction processing costs as a percentage of commission and fees to 22.8% in 2016 from 21.2% in 2015.

Other expenses decreased 3% from the prior year period due to lower travel and entertainment, marketing, recruiting and bad debt costs, as well as the impact of the Research Divestitures, which impact was offset in part by an agreement to purchase energy research for distribution to bundled trading clients. The cost relating to energy research is expected to decline by more than $6 million in 2017 following the amendment to terminate the initial energy research distribution agreement.

Canadian Operations

	Year Ended
	December 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$51,723	$49,169	$2,554	5%
Recurring	5,113	5,563	(450)	(8)%
Other	4,986	8,296	(3,310)	(40)%
Total revenues	61,822	63,028	(1,206)	(2)%
Expenses:
Compensation and employee benefits	18,232	20,078	(1,846)	(9)%
Transaction processing	9,384	8,783	601	7%
Other expenses	22,642	23,524	(882)	(4)%
Total expenses	50,258	52,385	(2,127)	(4)%
Income before income tax expense	$11,564	$10,643	$921	9%

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $1.8 million and $1.3 million, respectively, resulting in a decrease of $0.5 million to pre-tax income.

The 5% growth in commissions and fees from 2015 trailed the 16% growth in daily market-wide volumes due to the impact of unfavorable currency translation as well as a greater proportion of our volume in 2016 coming from lower-priced sell-side clients. MATCHNow volumes grew by more than 50% for a second consecutive year.

Recurring revenues decreased 8% from the prior year primarily from the sale of energy research at the end of 2015.

Other revenues decreased 40% from 2015 due to the impact of closing the arbitrage trading desk in April 2016.

Compensation and employee benefits costs decreased 9% from the prior year due to lower incentive-based compensation due in part to a greater proportion of 2016 incentive compensation awarded in deferred stock to better align employees with the long-term outcome of the Strategic Operating Plan and the favorable impact of foreign currency.

Transaction processing costs grew at a slightly higher pace than commissions and fees due to the impact of processing increased volumes from lower-rate sell-side clients, offset in part by reductions related to closing the arbitrage trading desk and currency translation.

Other expenses decreased 4% from the prior year period due to lower consulting, travel and entertainment and marketing costs as well as lower research distribution fees paid to the U.S. Operations.

European Operations

	Year Ended
	December 31,
$ in thousands	2016	2015	Change	% Change
Revenues
Commissions and fees	$110,554	$113,633	$(3,079)	(3)%
Recurring	16,029	16,272	(243)	(1)%
Other	(638)	(176)	(462)	(263)%
Total revenues	125,945	129,729	(3,784)	(3)%
Expenses:
Compensation and employee benefits	35,964	38,924	(2,960)	(8)%
Transaction processing	31,104	29,887	1,217	4%
Other expenses	33,407	32,674	733	2%
Total expenses	100,475	101,485	(1,010)	(1)%
Income before income tax expense	$25,470	$28,244	$(2,774)	(10)%

The British Pound is the functional currency for our European Operations, however, we did not see a decline in profitability in the region from the significant reduction in the translation rate for that currency since we have transactions that originate in other currencies in the region including the Euro, Swiss Franc and Scandinavian currencies. Revenues and expenses on transactions that originate in the U.K largely offset each other and, as a result, the weaker British Pound lowered both revenues and expenses by approximately $5.0 million. There were no material changes to the translation rate of other currencies in the region.

Commissions and fees declined 3% compared to 2015 due to the impact of currency translation on U.K.-based trading and the reduced use of POSIT crossing by certain sell-side clients. This impact was offset in part by increases from buy-side clients using our POSIT Alert block crossing system and high-touch trading services.

Recurring revenues decreased 1% from the prior year due primarily to lower billed revenue for analytics products and currency translation, while the change in other revenues primarily reflected higher client trade accommodations and the impact of losses in the first half of 2016 to provide price improvement for ETFs in order to generate higher levels of commissions and fees on such trades.

Compensation and employee benefits decreased 8% from 2015 primarily due to the impact of currency translation on costs for employees based in the U.K., and lower current year incentive-based cash compensation due largely to a greater proportion of 2016 incentive compensation awarded in deferred stock to better align employees with the long-term outcome of the Strategic Operating Plan. These decreases were offset in part by an increase in stock-based compensation associated with awards granted in 2013 through 2015.

Transaction processing costs increased 4% over the prior year despite favorable currency translation due to a lower concentration of business transacted through POSIT, transaction costs for executions in ETFs in the second half of 2016 and higher financing costs associated with delivery failures. Transaction processing costs increased as a percentage of commissions and fees to 28.1%, compared to 26.3% in 2015.

Other expenses were 2% higher than 2015 due to investments in lower latency market data feeds and compliance monitoring tools, increased costs for connecting clients and costs relating to our new Paris office. These increases were offset in part by the impact of currency translation on U.K.-based expenses, lower professional fees, bank charges and travel and entertainment costs.

Asia Pacific Operations

	Year Ended
	December 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$42,191	$42,552	$(361)	(1)%
Recurring	5,975	6,053	(78)	(1)%
Other	(247)	(426)	179	42%
Total revenues	47,919	48,179	(260)	(1)%
Expenses:
Compensation and employee benefits	17,692	18,165	(473)	(3)%
Transaction processing	10,652	10,298	354	3%
Other expenses	18,022	18,096	(74)	(0)%
Total expenses	46,366	46,559	(193)	(0)%
Income (loss) before income tax expense (benefit)	$1,553	$1,620	$(67)	(4)%

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.3 million and $0.2 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Asia Pacific commissions and fees were virtually unchanged from 2015 as the strong growth in block crossing in POSIT Alert offset the decline in commissions on algorithm trading from buy-side clients, which began to decline shortly after the announcement of the 2015 SEC Settlement. We saw record activity in POSIT Alert in terms of both value traded and commissions during the last three quarters of 2016. Our average daily value executed in the region increased by 3% as compared to the prior year despite a decline in market-wide trading of 13%. A greater proportion of our current year activity was from lower-priced sell-side accounts, which pushed our average commission rate on the increased executed value lower.

Recurring revenues were comparable to the prior year period, while other revenues improved due to a reduced impact of client trade accommodations.

Compensation and employee benefits decreased 3% from 2015 due to lower incentive-based compensation, including the impact of a greater proportion of 2016 incentive compensation awarded in deferred stock to better align employees with the long-term outcome of the Strategic Operating Plan.

Transaction processing costs increased 3% from the prior year, less than the 11% growth in value executed, due to a higher proportion of our trading in markets where costs are lower and the impact of increased block crossing. As a percentage of commissions and fees, transaction processing costs increased slightly to 25.2% from 24.2% for the year due to the impact of a higher proportion of value executed for lower-rate, sell-side clients.

Other expenses decreased slightly as compared to the prior year period primarily due to lower travel and entertainment costs, recruiting fees and allocated software development expenses partially offset by higher software amortization and marketing costs.

Corporate

Corporate activity includes investment income from treasury activity, certain non-operating revenues and other gains as well as costs not associated with operating the businesses within our regional segments. These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with our global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non‑operating expenses.

For 2016, we incurred a pre-tax loss from Corporate activities of $70.7 million, reflecting $2.4 million of insurance proceeds related to the August 2015 outage at our outsourced primary data center, $1.3 million of investment income and $74.4 million of costs.  For 2015, we reported pre-tax income of $64.7 million reflecting the $107.7 million gain on the sale of energy research, $0.9 million of investment income and $43.9 million of costs.  Costs in 2016 included a $27.4 million charge for a settlement with the SEC related to an inquiry involving pre-released ADRs and related professional fees. These costs also included $4.4 million for the expensing of upfront awards to our current CEO, a significant portion of which replaced awards he forfeited at his former employer, $4.8 million for the settlement of the arbitration claim by our former CEO, together with related professional fees of $1.8 million, net of a $0.9 million insurance recovery in the third quarter, and $9.6 million of restructuring costs related to (a) the headcount reduction within the high-touch trading and sales organization, including headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) additional cost savings related to management delayering and elimination of certain positions. Costs during the 2016 period were reduced by $1.1 million for the reclassification of an accumulated foreign translation gain now that we have substantially liquidated our Israel entity. Costs in the 2015 period included $25.2 million for the 2015 SEC Settlement and related legal and other fees. Excluding the items noted above for 2016 and 2015, Corporate costs increased by $7.9 million compared to the prior year reflecting the impact of a $2.1 million reversal in 2015 of compensation associated with the executive changes announced in August 2015 and additional professional fees in the current year period related to litigation, regulatory and other matters. These increases were offset in part by lower intangible amortization expense as a result of the Research Divestitures. Corporate costs can vary from period-to-period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

Our effective tax rate was a benefit of 40.1% for 2016 compared to an expense of 24.5% for 2015. The high benefit rate in 2016 reflects the positive impact of tax reserve reversals of $7.3 million as a result of the resolution of a multi-year tax contingency in the U.S., the strong earnings from our European Operations, where we are taxed at a lower rate and the benefit of pre-tax income in our Asia Pacific Operations, where we do not incur tax expense due to loss carryforwards. These benefits were partially offset by the negative impact in the U.S. of a substantial portion of the $24.5 million settlement cost for the ADR matter being non-deductible. The low rate in 2015 primarily reflected the impact of a low tax rate on the gain from the sale of energy research due to the availability of a deductible basis that was mostly written-off for book purposes in 2012, significant income generated by our European Operations where we are taxed at a lower rate and profitability generated by our Asia Pacific Operations where we are not incurring a tax cost due to the availability of loss carryforwards. These impacts were partially offset by the non-deductibility of a substantial portion of the cost for the 2015 SEC Settlement and a tax expense of $6.5 million on a deemed dividend associated with an amendment to the capital structure of our operations outside North America. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operation—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

U.S. Operations

	Year Ended
	December 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$200,325	$220,567	$(20,242)	(9)%
Recurring	79,296	73,808	5,488	7%
Other	5,609	12,165	(6,556)	(54)%
Total revenues	285,230	306,540	(21,310)	(7)%
Expenses:
Compensation and employee benefits	128,715	130,117	(1,402)	(1)%
Transaction processing	42,524	39,178	3,346	9%
Other expenses	97,991	101,442	(3,451)	(3)%
Total expenses	269,230	270,737	(1,507)	(1)%
Income before income tax expense	$16,000	$35,803	$(19,803)	(55)%

While total annual volumes were essentially unchanged, commissions and fees decreased 9% from 2014 reflecting the higher proportion of average daily volumes executed by lower-priced sell-side clients, which increased to 59% of our volumes in 2015 compared to 52% in 2014, adversely impacting our revenue per share. Following the 2015 SEC Settlement, we saw a decline in trading activity from some buy-side clients that either suspended trading or significantly reduced the amount of trade flow sent to ITG. This decline in buy-side trade flow also had a negative impact on sell-side activity as there was less liquidity in POSIT, resulting in fewer crossing opportunities.

	Year Ended
	December 31,
U.S. Operations: Key Indicators*	2015	2014	Change	% Change
Total trading volume (in billions of shares)	40.9	40.9	—	—%
Average trading volume per day (in millions of shares)	162.2	162.5	(0.3)	—%
Average revenue per share	$0.0043	$0.0047	$(0.0004)	(9)%
U.S. market trading days	252	252	—	—

*	Excludes activity from ITG Net commission share arrangements.

 Recurring revenues increased 7% from 2014 due to higher research subscriptions in addition to higher connectivity fees. Connectivity fees increased primarily from an increase in revenue from global connections previously recorded in our Canadian and Asia Pacific Operations segments, as a result of a change in our attribution method, and an increase in revenue from connections delivered out of Triton for hedge funds. These increases in connectivity revenue were partially offset by connections lost due to the impact of client attrition from our OMS product. Research subscriptions increased from higher subscription revenues from new accounts subscribing to our investment research products and a shift in the recognition of certain corporate subscriptions revenue in energy research to the U.S. Operations segment from the Canadian Operations segment, partially offset by the impact of the discontinuation of our healthcare market research business in May 2015.

Other revenues decreased 54% from 2014 primarily due to declines in transaction advisory services revenues from our former energy research team and lower net revenue earned from our now-closed stock loan matched book operations.

Compensation and employee benefits costs decreased 1% from 2014 as a result of lower incentive-based compensation to our management team associated with global profitability levels and with lower headcount at the end of the year. As a percentage of revenues, compensation costs increased to 45.1% as compared to 42.4% in 2014 due to the impact of the fixed components of compensation costs on lower revenues and our need to retain staff.

Transaction processing costs increased 9% from 2014 due to an increase in the proportion of trading by clients where liquidity was taken (which typically costs more than transactions in which clients are providing liquidity on an execution venue), an increase in the number of settlement tickets processed and higher costs from outsourcing the clearing of select accounts to a third party. These factors, along with the impact of our lower average revenue per share, increased transaction processing costs as a percentage of commissions and fees to 21.2% in 2015 from 17.8% in 2014.

Other expenses decreased $3.5 million from 2014 due to a higher credit for research and development costs charged to other segments as more of these resources have been centralized in the U.S., along with lower depreciation and software amortization.

Canadian Operations

	Year Ended
	December 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$49,169	$59,992	$(10,823)	(18)%
Recurring	5,563	9,575	(4,012)	(42)%
Other	8,296	8,066	230	3%
Total revenues	63,028	77,633	(14,605)	(19)%
Expenses:
Compensation and employee benefits	20,078	23,901	(3,823)	(16)%
Transaction processing	8,783	9,710	(927)	(10)%
Other expenses	23,524	26,763	(3,239)	(12)%
Total expenses	52,385	60,374	(7,989)	(13)%
Income before income tax expense	$10,643	$17,259	$(6,616)	(38)%

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $7.9 million and $6.0 million, respectively, resulting in a decrease of $1.9 million to pre-tax income.

 Canadian commissions and fees were down 18% from 2014 as the impact of the 2015 SEC Settlement and a weaker Canadian dollar offset strong trading levels in the early part of the year. MATCHNow's volume grew by more than 30% during 2015.

Recurring revenues decreased 42% from 2014 primarily from lower revenue from global connections due to a change in our attribution method and from a shift in the recognition of energy research subscription revenue from corporate accounts to the U.S. Operations segment.

Other revenues increased 3% from 2014 due to higher principal trading gains on inter-listed arbitrage trading.

Compensation and employee benefits costs decreased 16% from 2014 due to currency translation and lower incentive compensation.

Transaction processing costs decreased 10% from 2014 due to the favorable impact from currency translation of $1.3 million, partially offset by higher costs associated with increased principal trading activity by our now-closed arbitrage trading desk and higher execution charges on shares traded in the U.S. by Canadian clients.

Other expenses were down 12% from 2014 due to the impact of currency translation as well as reductions to facilities costs, consulting fees and research distribution fees paid to the U.S. Operations. These decreases were slightly offset by higher market data costs.

European Operations

	Year Ended
	December 31,
$ in thousands	2015	2014	Change	% Change
Revenues
Commissions and fees	$113,633	$113,988	$(355)	—%
Recurring	16,272	13,924	2,348	17%
Other	(176)	(502)	326	(65)%
Total revenues	129,729	127,410	2,319	2%
Expenses:
Compensation and employee benefits	38,924	35,983	2,941	8%
Transaction processing	29,887	26,796	3,091	12%
Other expenses	32,674	30,550	2,124	7%
Total expenses	101,485	93,329	8,156	9%
Income before income tax expense	$28,244	$34,081	$(5,837)	(17)%

The weakening of currencies across Europe relative to the U.S. dollar resulted in a reduction of both European revenues and expenses by approximately $5.5 million.

European results in 2015 include the results of RFQ-hub for a full year versus five months in 2014 following the July 30, 2014 acquisition date.

Our European commissions and fees were flat with 2014 despite an unfavorable currency impact of approximately $5.5 million and a lower average commission rate primarily due to an increase in sell-side clients trading in POSIT and an increase in institutional clients using our trading algorithms. While the growth in our value traded was nearly twice the growth rate of overall European value traded, an increased portion was from sell-side clients. Although we earn a lower commission rate on sell-side trading, this activity produces incremental profitability, uses excess capacity and grows the liquidity in POSIT.

Recurring revenue increased 17% from 2014 primarily from a full period of RFQ-hub activity as compared to only five months in 2014 as well as an increase in billed analytics revenue. Other revenues improved 65% from 2014 due to a lower impact of trade errors and client trade accommodations.

Compensation and benefits increased 8% from 2014 due to higher salaries from a full period of RFQ-hub, investments in our sales team and higher deferred stock-based compensation associated with awards granted for 2014 and 2013.

Transaction processing costs increased 12% from 2014 as a result of an increase in the average daily notional value traded. As a percentage of commissions and fees, transaction processing costs increased to 26.3% from 23.5% in 2014 due to the impact of a higher proportion of value traded by lower-rate, sell-side clients.

Other expenses increased 7% from 2014 due to higher charges for global research and development costs, increases in business development and customer connectivity costs and a full period of costs from RFQ-hub.

Asia Pacific Operations

	Year Ended
	December 31,
$ in thousands	2015	2014	Change	% Change
Revenues:
Commissions and fees	$42,552	$41,625	$927	2%
Recurring	6,053	6,487	(434)	(7)%
Other	(426)	(1,186)	760	(64)%
Total revenues	48,179	46,926	1,253	3%
Expenses:
Compensation and employee benefits	18,165	20,378	(2,213)	(11)%
Transaction processing	10,298	10,716	(418)	(4)%
Other expenses	18,096	17,522	574	3%
Total expenses	46,559	48,616	(2,057)	(4)%
Income (loss) before income tax expense (benefit)	$1,620	$(1,690)	$3,310	nm %

nm—Not meaningful

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $5.1 million and $2.6 million, respectively, reducing our pre-tax profit by $2.5 million.

Asia Pacific commissions and fees increased 2% from 2014 despite unfavorable currency translation and the impact of the 2015 SEC Settlement in the second half of 2015 due to strong order flow earlier in the year by U.S. clients and local Asian clients trading into Australia and Hong Kong and the increased use of our trading algorithms and our POSIT Alert block crossing system.

Recurring revenues decreased 7% from 2014 primarily from lower revenue earned from global connections due to a change in our attribution method and currency translation. Other revenues improved by 64% from 2014 due to lower trade errors and client trade accommodations.

Compensation and employee benefits decreased 11% from 2014 due to lower headcount, reduced severance charges and favorable currency translation.

Transaction processing costs decreased 4% from 2014 due to a higher proportion of our trading in markets where our costs are lower. As a percentage of commissions and fees, these costs declined to 24.2% in 2015 from 25.7% in 2014.

Other expenses increased 3% from 2014 primarily because of higher charges for global research and development costs, higher software amortization and consulting expenses.

Corporate

For 2015, we reported pre-tax income from Corporate activity of $64.7 million, reflecting the $107.7 million gain on the sale of energy research, $0.9 million of investment income and $43.9 million of costs. For 2014, we incurred a pre-tax loss from Corporate activity of $20.5 million, reflecting investment income of $1.3 million and costs of $21.8 million. The $22.1 million increase in costs reflected the $20.3 million cost for the 2015 SEC Settlement and related legal and other fees of $4.9 million, offset in part by $2.1 million of reductions in compensation and benefits from the executive changes announced in August 2015 and lower intangible amortization costs due to the full amortization of certain assets.

Consolidated income tax expense

Our effective tax rate was 24.5% for 2015 compared to 21.7% for 2014. The low rate in 2015 primarily reflected the impact of a low tax rate on the sale of energy research from the availability of a deductible basis that was mostly written-off for book purposes in 2012, significant income generated by our European Operations where we are taxed at a lower rate and profitability generated by our Asia Pacific Operations where we are not incurring a tax cost due to the availability of loss carryforwards. These impacts were partially offset by the non-deductibility of a substantial portion of the cost for the 2015 SEC Settlement and a tax expense of $6.5 million on a deemed dividend associated with an amendment to the capital structure of our operations outside North America. The low rate in 2014 reflects the impact of strong earnings from our European Operations, where we are taxed at a lower rate, and a $2.7 million tax benefit arising from settling multi-year tax return positions, offset by establishing additional reserves for other tax positions. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At December 31, 2016, unrestricted cash and cash equivalents totaled $278.0 million. Included in this amount is $115.9 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of additional dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At December 31, 2016, we had interest‑bearing security deposits totaling $21.7 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 27, 2017, we entered into a new $150 million 364‑day revolving credit agreement (the “New Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The terms and conditions of the New Credit Agreement are similar to the credit agreement that matured in January 2017 (see Note 14, Borrowings, and Note 24, Subsequent Event).

During 2016, we also self‑cleared equity trades in Hong Kong and Australia, maintaining restricted cash deposits of $26.1 million primarily to support overdraft facilities and we had deposits with clearing organizations of $5.1 million at December 31, 2016. In Europe, we maintained $2.9 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $35.7 million at December 31, 2016.

We expect our cash balance to decline in the first quarter of 2017 as we make payments related to the 2016 ADR settlement with the SEC (see Note 21, Commitments and Contingencies – Legal Matters), incentive compensation for 2016, and the 2016 restructuring (see Note 5, Restructuring Charges).

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net (loss) income	$(25,918)	$91,570	$50,892
Gain on sale of energy business	—	(107,699)	—
Gain on sale of investment research operations	(21)	—	—
Non-cash items included in net income (loss)	53,455	74,226	58,963
Effect of changes in receivables/payables from/to customers and brokers	8,337	14,778	(34,627)
Effect of changes in other working capital and operating assets and liabilities	(771)	(24,129)	67,312
Net cash provided by operating activities	$35,082	$48,746	$142,540

The lower level of net cash provided by operating activities for 2016 as compared to 2015 was driven by the net loss incurred during 2016 and the growth in deferred tax assets in the U.S. from the carry-forward of tax credits triggered by current year losses.  The reduction in net cash provided by operating activities in 2015 compared to 2014 was driven by lower adjusted net income (see Non‑GAAP Financial Measures) and a decrease in accounts payable and accrued expenses.

In the normal course of our clearing and settlement activities worldwide, cash is typically used to fund restricted or segregated cash accounts (under regulations and otherwise), broker and customer fails to deliver/receive, securities borrowed, deposits with clearing organizations and net activity related to receivables/payables from/to customers and brokers. The cash requirements vary from day to day depending on value transacted and customer trading patterns.

Investing Activities

Net cash used in investing activities of $39.8 million during 2016 includes investments in software development projects, computer hardware and office space, partially offset by the net proceeds from the sale of our investment research operations.

Financing Activities

Net cash used in financing activities of $50.2 million in 2016 primarily reflects repurchases of ITG common stock, our dividend program, shares withheld for net settlements of share‑based awards, repayments of long‑term debt and payment of short‑term bank borrowings that are used to support our settlement activities.

During 2016, we repurchased 1.7 million shares of our common stock at a cost of approximately $28.9 million, which was funded from our available cash resources. Of these shares, 1.3 million were purchased under our Board of Directors’ authorized stock repurchase program for a total cost of $22.1 million.  An additional 0.4 million shares ($6.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of December 31, 2016, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.5 million. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5‑1.

In April 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2016, our Board of Directors declared and we paid quarterly cash dividends of $0.07 per share totaling $9.1 million, in the aggregate, and issued stock dividends of $0.3 million.

Regulatory Capital

ITG Inc., AlterNet and ITG Derivatives are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3‑1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. On August 2, 2016, ITG Derivatives was approved as an introducing broker, resulting in a reduction of its minimum net capital requirement from $1.0 million to $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at December 31, 2016 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$77,469	$76,469
AlterNet	3,435	3,302
ITG Derivatives	1,217	1,117

As of December 31, 2016, ITG Inc. had $8.4 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3‑3, Computation for Determination of Reserve Requirements and $2.5 million under agreements for proprietary accounts of broker‑dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2016, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$25,264	$24,892
European Operations
Ireland	60,602	36,903
U.K.	1,932	1,159
Asia Pacific Operations
Australia	12,044	6,140
Hong Kong	24,424	18,077
Singapore	994	925

Liquidity and Capital Resource Outlook

Historically, our working capital, stock repurchase, dividend program and investment activity requirements have been funded from cash from operations and short‑term loans, with the exception of strategic acquisitions, which at times have required long‑term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of the New Credit Agreement. However, our ability to borrow additional funds may be impacted by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms.

Off‑Balance Sheet Arrangements and Aggregate Contractual Obligations

We are a member of various U.S. and non‑U.S. exchanges and clearing houses that trade and clear, respectively, equities and/or derivative contracts. Associated with our membership, we may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house. While the rules governing different exchange or clearinghouse memberships vary, in general, our guarantee obligations would arise only if the exchange had previously exhausted its resources. The maximum potential payout under these memberships cannot be estimated. We have not recorded any contingent liability in the consolidated financial statements for these agreements and believe that any potential requirement to make payments under these agreements is remote. We are also subject to indemnification provisions within agreements with third-party clearing brokers in certain jurisdictions whereby we are obligated to reimburse the clearing broker, without limit, for losses incurred due to a counterparty’s failure to satisfy its contractual obligations.

Aggregate Contractual Obligations

As of December 31, 2016, our contractual obligations and other commercial commitments amounted to $192.8 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Purchase of goods and services	$58,258	$32,444	$16,148	$7,359	$2,307
Long-term debt	3,098	694	1,452	952	—
Capital lease obligations	3,269	3,269	—	—	—
Operating lease obligations	123,222	12,540	23,538	19,564	67,580
Minimum payments under certain employment arrangements(a)	4,918	4,815	28	28	47
Total	$192,765	$53,762	$41,166	$27,903	$69,934

(a)	Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2016, we would be obligated to pay separation payments totaling $4.9 million.

The above information excludes $7.4 million of gross unrecognized tax benefits discussed in Note 9, Income Taxes, to the consolidated financial statements, because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

As part of the $150 million, 364‑day credit agreement we entered into on January 27, 2017, we are required to pay a commitment fee of 0.75% on any unborrowed amounts.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017‑04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments in this ASU address concerns over the cost and complexity of the two-step goodwill impairment test and remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017‑04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the new guidance and have not yet determined the impact of adoption on our financial statements.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016‑18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the new guidance and have not yet determined the impact of adoption on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard requires a lessee to recognize an asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but more significant management judgment will be required. The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the effect of adoption of the new standard and expect that it will have a material effect on our financial statements. We currently believe the most significant changes relate to real estate and office and equipment operating leases. We do not expect a significant change in our leasing activity between now and adoption.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single five step revenue recognition model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry‑specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014‑09. The original standard was effective for fiscal years beginning after December 15, 2016, however, in April 2015, the FASB proposed a one‑year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently in the assessment phase of our evaluation of this guidance, where we are identifying and documenting the in-scope revenue streams, facilitating scoping interviews to identify complexity of arrangements and reviewing written customer contracts. We have not yet selected a transition method, nor will we determine the impact of adoption on our financial statements, until we complete the assessment phase.

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

Goodwill Impairment: Testing Methodology and Valuation Considerations

We obtained goodwill and intangible assets as a result of the acquisitions of certain of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. We are required to periodically assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent our business segments. Our annual goodwill impairment assessment involves assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of our qualitative analysis suggests that the carrying value of the reporting unit exceeds its fair value, additional steps are required to calculate a potential impairment loss using a two‑step impairment test. The two‑step impairment testing process is as follows:

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

•

Step two—when potential impairment is indicated in step one, we compare the implied fair value of goodwill with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and (non‑goodwill) intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess in the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Intangible Assets Subject to Amortization

Intangible assets with definite useful lives are subject to amortization and are evaluated for recoverability when events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. If such an event or change occurs, we estimate cash flows directly associated with the use of the intangible asset to test its recoverability and assess its remaining useful life. The projected cash flows require assumptions related to revenue growth, operating margins and other relevant market, economic and regulatory factors. If the expected undiscounted future cash flows from the use and eventual disposition of a finite‑lived intangible asset or asset group are not sufficient to recover the carrying value of the asset, we then compare the carrying amount to its current fair value. We estimate the fair value using market prices for similar assets, if available, or by using a discounted cash flow model. We then recognize an impairment loss for the amount by which the carrying amount exceeds its fair value. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Share‑Based Compensation

In accordance with ASC 718, Compensation—Stock Compensation, share‑based payment transactions require the application of a fair value methodology that involves various assumptions. The fair value of options awarded is estimated on the date of grant using the Black‑Scholes option valuation model that uses the following assumptions: expected life of the option, risk‑free interest rate, expected volatility of our common stock price and expected dividend yield. We estimate the expected life of the options using historical data and the volatility of our common stock is estimated based on a combination of the historical volatility and the implied volatility from traded options. The fair value of restricted stock unit awards with a market condition is estimated on the date of grant using a Monte Carlo simulation model. A Monte Carlo simulation is an iterative technique designed to estimate future payouts by taking into account our current stock price, the volatility of our common stock, risk‑free rates, and a risk‑neutral valuation methodology. The fair value of restricted stock unit awards with a performance condition is estimated throughout the life of the award based on the probability of achieving the performance condition.

Although both models meet the requirements of ASC 718, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share‑based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

Contingencies and Uncertainties

The use of estimates is important in determining provisions for potential losses that may arise from litigation, mediation, arbitration, regulatory proceedings and various contingencies and uncertainties. Our accounting for contingencies and uncertainties follows the guidance prescribed under ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and can be reasonably estimated. We review the status of each significant matter and evaluate its potential financial exposure on a regular basis. If the potential loss from any exposure is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of the inherent uncertainties in the evaluation process, accruals are based only on the best information available at the time, so actual losses may be different from the originally estimated provision. As additional information becomes available, our reassessment of the potential liability may lead to a revision in our estimates. These revisions in the estimates of the potential liabilities could have a material impact on the company’s results of operations for any particular period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential for adverse changes in the value of a company’s financial instruments as a result of changes in market conditions. We are exposed to market risk associated with changes in interest rates, foreign currency exchange rates and equity prices. We do not hold financial instruments for trading purposes on a long‑term basis. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

We have performed sensitivity analyses on different tests of market risk as described in the following sections to estimate the impacts of a hypothetical change in market conditions on the U.S. Dollar value of non‑U.S. Dollar‑based profits associated with our Canadian, European and Asia Pacific Operations. Estimated potential losses assume the occurrence of certain adverse market conditions. Such estimates do not consider the potential effect of favorable changes in market factors and also do not represent management’s expectations of projected losses in fair value. We do not foresee any significant changes in the strategies we use to manage interest rate risk, foreign currency risk or equity price risk in the near future.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to interest‑sensitive financial instruments in our investment portfolio and our revolving credit facility. Given that our $150 million credit facility is specifically earmarked for limited short‑term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Similarly, because our term debt is all fixed rate, we would not be impacted by any adverse change in interest rates. Interest‑sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest‑bearing investment portfolio primarily consists of short‑term, high‑credit‑quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $260.8 million and $326.5 million as of December 31, 2016 and 2015, respectively. Our interest‑bearing investments are not insured and, because of the short‑term high quality nature of the investments, are not likely to fluctuate significantly in market value.

Foreign Currency Risk

We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Swiss Franc, Scandinavian currencies, Australian Dollar, Canadian Dollar and Hong Kong Dollar. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non‑U.S. Dollar‑based profits decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this financial statement risk. Non‑U.S. Dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Approximately 43% and 33% of our revenues for the years ended December 31, 2016 and 2015, respectively, were denominated in non‑U.S. Dollar currencies. For the years ended December 31, 2016 and 2015, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $6.8 million and $6.5 million, respectively.

Equity Price Risk

Equity price risk results from exposure to changes in the prices of equity securities on positions held due to trading errors, including client errors and our own errors, and from limited principal trading activities in Canada. Equity price risk can arise from liquidating all such principal positions. Accordingly, we maintain policies and procedures regarding the management of our principal trading accounts, which require review by a supervisory principal. It is our policy to attempt to trade out of all positions by the end of the day. However, at times, we hold positions overnight if we are unable to trade out of positions during the day. In addition, certain positions may be liquidated over a period of time in an effort to minimize market impact, and we may incur losses relating to such positions. We may also have positions in ETFs with offsetting positions in the underlying securities as part of an ETF creation and redemption service that we provide to clients.

We manage equity price risk associated with open positions through the establishment and monitoring of trading policies and through controls and review procedures that ensure communication and timely resolution of trading issues. In addition, our operations and trading departments review all trades that are open at the end of the day.

Cash Management Risk

Our cash management strategy seeks to optimize excess liquid assets by preserving principal, maintaining liquidity to satisfy capital requirements, minimizing risk and maximizing our after‑tax rate of return. Our policy is to invest in high quality credit issuers, limit the amount of credit exposure to any one issuer and invest in tax efficient strategies. Our first priority is to reduce the risk of principal loss. We seek to preserve our invested funds by limiting default risk, market risk, and re‑investment risk. We attempt to mitigate default risk by investing principally in money market mutual funds.

For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2016 and 2015, our unrestricted cash and cash equivalents and mutual fund securities owned were $280.3 million and $333.7 million, respectively.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investment Technology Group, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investment Technology Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 1, 2017

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	December 31,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$277,977	$330,653
Cash restricted or segregated under regulations and other	40,353	37,852
Deposits with clearing organizations	62,556	70,860
Securities owned, at fair value	2,557	5,598
Receivables from brokers, dealers and clearing organizations	152,294	1,036,777
Receivables from customers	54,486	49,176
Premises and equipment, net	59,333	55,496
Capitalized software, net	38,606	39,379
Goodwill	10,102	11,933
Intangibles, net	15,390	24,611
Income taxes receivable	873	128
Deferred taxes	38,688	23,590
Other assets	22,070	22,969
Total assets	$775,285	$1,709,022
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$174,343	$169,530
Short-term bank loans	72,150	81,934
Payables to brokers, dealers and clearing organizations	100,188	960,559
Payables to customers	12,272	9,957
Securities sold, not yet purchased, at fair value	249	2,637
Income taxes payable	4,552	17,017
Term debt	6,367	12,567
Total liabilities	370,121	1,254,201
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,456,165 and 52,300,885 shares issued at December 31, 2016 and December 31, 2015, respectively	525	523
Additional paid-in capital	248,748	239,090
Retained earnings	536,350	571,626
Common stock held in treasury, at cost; 19,830,032 and 19,207,419 shares at December 31, 2016 and December 31, 2015, respectively	(346,482)	(336,923)
Accumulated other comprehensive loss (net of tax)	(33,977)	(19,495)
Total stockholders’ equity	405,164	454,821
Total liabilities and stockholders’ equity	$775,285	$1,709,022

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,

	2016	2015	2014
Revenues:
Commissions and fees	$376,463	$405,679	$436,172
Recurring	81,916	107,184	103,794
Other	10,673	121,940	19,848
Total revenues	469,052	634,803	559,814
Expenses:
Compensation and employee benefits	188,886	209,323	215,758
Transaction processing	90,271	91,492	86,400
Occupancy and equipment	56,189	57,495	59,811
Telecommunications and data processing services	56,643	51,523	51,187
Restructuring charges	9,620	—	—
Other general and administrative	108,466	101,915	79,349
Interest expense	2,217	1,829	2,322
Total expenses	512,292	513,577	494,827
(Loss) income before income tax (benefit) expense	(43,240)	121,226	64,987
Income tax (benefit) expense	(17,322)	29,656	14,095
Net (loss) income	$(25,918)	$91,570	$50,892
(Loss) income per share:
Basic	$(0.79)	$2.70	$1.44
Diluted	$(0.79)	$2.63	$1.40
Basic weighted average number of common shares outstanding	32,906	33,907	35,349
Diluted weighted average number of common shares outstanding	32,906	34,815	36,365

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,

	2016	2015	2014
Net (loss) income	$(25,918)	$91,570	$50,892
Other comprehensive loss, net of tax:
Currency translation adjustment	(14,482)	(13,601)	(14,430)
Other comprehensive loss	(14,482)	(13,601)	(14,430)
Comprehensive (loss) income	$(40,400)	$77,969	$36,462

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at December 31, 2013	$—	$522	$240,057	$436,570	$(268,253)	$8,536	$417,432
Net income	—	—	—	50,892	—	—	50,892
Other comprehensive loss	—	—	—	—	—	(14,430)	(14,430)
Issuance of common stock in connection with the employee stock option plan (14,228 shares) and for restricted stock unit awards (1,123,720 shares), including net excess tax benefit of $0.6 million	—	—	(16,244)	—	16,020	—	(224)
Issuance of common stock for the employee stock purchase plan (71,587 shares)	—	—	963	—	—	—	963
Purchase of common stock for treasury (2,671,637 shares)	—	—	—	—	(48,165)	—	(48,165)
Shares withheld for net settlements of share-based awards (367,367 shares)	—	—	—	—	(6,231)	—	(6,231)
Share-based compensation	—	—	15,359	—	—	—	15,359
Balance at December 31, 2014	$—	$522	$240,135	$487,462	$(306,629)	$(5,894)	$415,596
Net income	—	—	—	91,570	—	—	91,570
Other comprehensive loss	—	—	—	—	—	(13,601)	(13,601)
Issuance of common stock in connection with the employee stock option plan (39,002 net shares) and for restricted stock unit awards (1,159,047 shares), including a net excess tax benefit of $2.1 million	—	—	(20,299)	—	20,621	—	322
Issuance of common stock for the employee stock purchase plan (70,924 shares)	—	1	1,166	—	—	—	1,167
Purchase of common stock for treasury (1,992,831 shares)	—	—	—	—	(42,046)	—	(42,046)
Dividends declared on common stock	—	—	2	(7,406)	109	—	(7,295)
Shares withheld for net settlements of share-based awards (418,135 shares)	—	—	—	—	(8,978)	—	(8,978)
Share-based compensation	—	—	18,086	—	—	—	18,086
Balance at December 31, 2015	$—	$523	$239,090	$571,626	$(336,923)	$(19,495)	$454,821
Net loss	—	—	—	(25,918)	—	—	(25,918)
Other comprehensive loss	—	—	—	—	—	(14,482)	(14,482)
Issuance of common stock in connection with director stock option exercises (24,498 net settled shares) and for restricted stock unit awards (1,133,183 shares), including a net excess tax benefit of $0.2 million	—	1	(16,600)	—	19,237	—	2,638
Issuance of common stock for the employee stock purchase plan (95,981 shares)	—	1	1,320	—	—	—	1,321
Shares withheld for net settlements of share-based awards (391,195 shares)	—	—	—	—	(6,795)	—	(6,795)
Purchase of common stock for treasury (1,336,132 shares)	—	—	—	—	(22,112)	—	(22,112)
Dividends declared on common stock	—	—	4	(9,358)	111	—	(9,243)
Share-based compensation	—	—	24,934	—	—	—	24,934
Balance at December 31, 2016	$—	$525	$248,748	$536,350	$(346,482)	$(33,977)	$405,164

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(25,918)	$91,570	$50,892
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of investment research operations	(21)	(107,699)	—
Depreciation and amortization	43,523	44,151	49,384
Deferred income tax (benefit) expense	(15,755)	12,912	(4,979)
Provision for doubtful accounts	67	496	(801)
Non-cash share-based compensation	25,620	16,667	15,359
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	(3,048)	55	(616)
Deposits with clearing organizations	1,420	(1,113)	38,347
Securities owned, at fair value	3,048	5,973	(5,489)
Receivables from brokers, dealers and clearing organizations	871,317	(404,818)	211,491
Receivables from customers	(11,738)	53,909	(37,238)
Accounts payable and accrued expenses	13,034	(18,978)	27,389
Payables to brokers, dealers and clearing organizations	(853,923)	366,462	(203,805)
Payables to customers	2,681	(775)	(5,075)
Securities sold, not yet purchased, at fair value	(2,397)	(5,102)	6,162
Income taxes receivable/payable	(11,889)	1,710	6,194
Excess tax benefit from share-based payment arrangements	(880)	(2,982)	(1,278)
Other, net	(59)	(3,692)	(3,397)
Net cash provided by operating activities	35,082	48,746	142,540
Cash Flows from Investing Activities:
Proceeds from sale of investment research operations, net of deal costs	6,125	111,240	—
Investment in unconsolidated affiliates	—	—	(2,669)
Acquisition of subsidiaries and minority interests, net of cash acquired	—	—	(18,293)
Capital purchases	(21,315)	(11,905)	(13,798)
Capitalization of software development costs	(24,617)	(26,003)	(26,331)
Net cash (used in) provided by investing activities	(39,807)	73,332	(61,091)
Cash Flows from Financing Activities:
Repayments of long term debt	(6,200)	(8,820)	(12,551)
(Repayments of) proceeds from borrowing under short-term bank loans	(9,784)	3,573	4,821
Debt issuance costs	(810)	—	(1,200)
Excess tax benefit from share-based payment arrangements	880	2,982	1,278
Common stock issued	3,743	1,742	96
Common stock repurchased	(22,112)	(42,046)	(48,165)
Dividends paid	(9,124)	(7,030)	—
Shares withheld for net settlements of share-based awards	(6,795)	(8,978)	(6,231)
Net cash used in financing activities	(50,202)	(58,577)	(61,952)
Effect of exchange rate changes on cash and cash equivalents	2,251	(8,058)	(6,184)
Net (decrease) increase in cash and cash equivalents	(52,676)	55,443	13,313
Cash and cash equivalents—beginning of year	330,653	275,210	261,897
Cash and cash equivalents—end of year	$277,977	$330,653	$275,210

Supplemental cash flow information:
Interest paid	$6,116	$3,607	$3,979
Income taxes paid	$9,880	$15,098	$11,909

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures funded by financing from seller	$—	$3,606	$—

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)          Organization and Basis of Presentation

Investment Technology Group, Inc. (the “Company” or “ITG”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., the Company’s intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, and ITG Platforms Inc., a provider of workflow technology solutions and network connectivity services for the financial community.

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors around the world. ITG empowers traders to reduce the end-to-end cost of implementing investments via technology-enabled liquidity, execution, analytics and workflow solutions. ITG has offices in Asia Pacific, Europe and North America and offers execution services in more than 50 countries.

The Company’s business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 22, Segment Reporting).

The four operating segments offer a wide range of solutions for asset managers and broker‑dealers in the areas of execution services, workflow technology and analytics. These offerings include trade execution services and solutions for portfolio management, as well as pre‑trade analytics and post‑trade analytics and processing.

Regional segment results exclude the impact of Corporate activity, which is presented separately and includes investment income from treasury activity, certain non-operating revenues and other gains as well as costs not associated with operating the businesses within the Company’s regional segments.  These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with the Company's global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the financial statements.

(2)          Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent ownership), in which the Company has the ability to exercise significant influence but neither has a controlling interest nor is the primary beneficiary, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under certain criteria indicated in Accounting Standards Codification (“ASC”) 810, Consolidation, a partially‑owned affiliate would be consolidated as a variable interest entity when it has less than a 50% ownership if the Company was the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

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

Recurring revenues are derived from the following primary sources: (1) connectivity fees, (2) software and analytical products and services and (3) maintenance and customer technical support for the Company’s order management system. Prior to the Company’s divestitures of its investment research operations in May 2016 and December 2015, recurring revenues included subscriptions for these services.

Substantially all of the Company’s recurring revenue arrangements do not require significant modification or customization of the underlying software. Accordingly, the vast majority of software revenue is recognized pursuant to the requirements of ASC 985, Software. Specifically, revenue recognition from subscriptions, maintenance, customer technical support and professional services commences when all of the following criteria are met: (1) persuasive evidence of a legally binding arrangement with a customer exists, (2) delivery has occurred, (3) the fee is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable. Where software is provided under a hosting arrangement, revenue is accounted for as a service arrangement since the customer does not have the contractual right to take possession of the software at any time during the hosting period without significant penalty (or it is not feasible for the customer to run the software on either its own hardware or third party hardware).

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

Revenues for analytical products sold on a subscription basis are recognized when services are rendered provided that persuasive evidence of a legally binding arrangement exists, the fees are fixed or determinable and collectability is reasonably assured.

Other revenues include: (1) income from principal trading in Canada, including within the Company’s recently closed arbitrage trading desk (for historical and year-to-date periods up until April 2016), (2) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign exchange transactions unrelated to equity trading, (3) the net interest spread earned on securities borrowed and loaned transactions within the Company’s recently closed U.S. matched-book securities lending operations (for historical and year-to-date periods up until June 2016), (4) non-recurring consulting services, such as one-time implementation and customer training related activities (5) investment income from treasury activity, (6) interest income on securities borrowed in connection with customers’ settlement activities, (7) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including trade errors and client trade accommodations) and (8) non-recurring gains and losses such as divestitures.

Revenues from professional services, which are sold as a multiple‑element arrangement with the implementation of software, are deferred until go‑live (or acceptance, if applicable) of the software and recognized in the same manner as the subscription over the remaining term of the initial contract. Professional services that are not connected with the implementation of software are recognized on a time and material basis as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

All of the Company’s financial instruments are carried at fair value or amounts approximating fair value. Cash and cash equivalents, securities owned and securities sold, not yet purchased and certain payables are carried at market value or fair value.

Securities Transactions

Receivables from brokers, dealers and clearing organizations include amounts receivable for fails to deliver, cash deposits for securities borrowed, the net amounts receivable on open transactions from clearing organizations and non-U.S. broker-dealers and billed amounts for commissions and fees and balance transfers on client commission arrangements, net of an allowance for doubtful accounts. Payables to brokers, dealers and clearing organizations include amounts payable for fails to receive, securities loaned and execution cost payables. Receivables from customers consist of fails to deliver, the net amounts receivable on open transactions from non-U.S. customers, as well as billed amounts for commissions and fees, net of an allowance for doubtful accounts. Payables to customers primarily consist of fails to receive. Commissions and fees and related expenses for all securities transactions are recorded on a trade date basis.

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

The Company currently engages in securities borrowed and securities loaned transactions solely as part of its clearing process primarily to facilitate customer transactions, including shortened or extended settlement activities and for failed settlements. On these transactions, interest income for securities borrowed is recorded in other revenue while interest expense from securities loaned is recorded in transaction processing expense on the Consolidated Statements of Operations.

Client Commission Arrangements

Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties and the Company’s subsidiaries. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Prepaid research, including balance transfer receivables due from other broker‑dealers, net of an allowance is included in receivables from customers and receivables from brokers, dealers and clearing organizations, while accrued research payable is classified as accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

Client commissions allocated for research and related prepaid and accrued research balances for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in millions):

	2016	2015	2014
Client commissions allocated for research	$100.7	$110.9	$119.4
Prepaid research, gross	$3.0	$3.5	$4.3
Allowance for prepaid research	(0.1)	(0.1)	—
Prepaid research, net of allowance	$2.9	$3.4	$4.3
Accrued research payable	$45.8	$46.3	$56.7

Capitalized Software

Software development costs are capitalized when the technological feasibility of a product has been established. Technological feasibility is established when all planning, designing, coding and testing activities have been devised to ensure that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements. All costs incurred to establish technological feasibility are expensed as incurred. Capitalized software costs are amortized using the straight‑line method over a three‑year period beginning when the product is available for general release to customers.

Research and Development

All research and development costs are expensed as incurred. Research and development costs, which are primarily included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, were approximately $31.8 million, $29.2 million and $35.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Any goodwill is assessed no less than annually for impairment.  The guidance for goodwill impairment testing allows an entity to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or to proceed directly to performing the two-step impairment test.  The fair values used in the Company’s two-step impairment testing are determined by the discounted cash flow method (an income approach) and where appropriate, a combination of the discounted cash flow method and the guideline company method (a market approach). An impairment loss is indicated if the estimated fair value of a reporting unit is less than its net book value. In such a case, the impairment loss is calculated as the amount by which the carrying value of goodwill exceeds its implied fair value. In determining the fair value of each of the Company’s reporting units, the discounted cash flow analyses employed require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company’s discounted cash flow analyses are based on financial budgets and forecasts developed internally by management. The Company’s discount rate assumptions are based on a determination of its required rate of return on equity capital.

Other intangibles with definite lives are amortized over their useful lives. All other intangibles are assessed at least annually for impairment. If impairment is indicated, an impairment loss is calculated as the amount by which the carrying value of an intangible asset exceeds its estimated fair value.

Premises and Equipment

Furniture, fixtures and equipment are carried at cost and are depreciated using the straight‑line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are carried at cost and are amortized using the straight‑line method over the lesser of the estimated useful lives of the related assets or the non‑cancelable lease term.

Impairment of Long‑Lived Assets

Long‑lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances. Measurement of an impairment loss for long‑lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a cash flow model. Long‑lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Contingencies and Uncertainties

The Company may be subject to losses that arise from litigation, mediation, arbitration, regulatory proceedings and various contingencies and uncertainties. Liabilities are recognized when a loss is probable and can be reasonably estimated.

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

Share‑based Compensation

Share‑based compensation expense requires measurement of compensation cost for share‑based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. For awards with graded vesting schedules that only have service conditions, the Company recognizes compensation cost evenly over the requisite service period for the entire award using the straight‑line attribution method. For awards with service conditions as well as performance or market conditions, the Company recognizes compensation cost on a straight‑line basis over the requisite service period for each separately vesting portion of the award as if the award was, in‑substance, multiple awards.

The fair value of stock options granted is estimated using the Black‑Scholes option‑pricing model, which considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Although the Black‑Scholes model meets the requirements of ASC 718, Compensation—Stock Compensation, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share‑based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

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

The fair value of restricted stock unit awards is based on the fair value of the Company’s common stock on the grant date.

Certain restricted stock unit awards granted have both service and market conditions. Awards with market conditions are valued based on (a) the grant date fair value of the award for equity-based awards or (b) the period-end fair value for liability-based awards. Fair value for market condition based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company’s common stock. Compensation costs for awards with market conditions are recognized for each separately vesting portion of the award over the estimated service period calculated by the Monte Carlo simulation model. The fair value of restricted stock unit awards with a performance condition is estimated throughout the life of the award based on the probability of achieving the performance condition.

Phantom stock awards are settled in cash and are therefore classified as liability awards. The fair value of the liability is remeasured at each reporting date until final settlement using the fair value of the Company’s common stock on that date. At December 31, 2016, the Company did not have any phantom awards outstanding, as the Company discontinued granting phantom share awards effective January 1, 2014 and the last awards outstanding vested on February 22, 2016.

Cash flows related to income tax deductions, if any, in excess of the compensation cost recognized on share‑based awards exercised or vested during the period presented (excess tax benefit) are classified in financing cash flows in the Consolidated Statements of Cash Flows.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the Consolidated Statements of Financial Condition, and revenues and expenses are translated at average rates of exchange during the fiscal year. Gains or losses on translation of the financial statements of a foreign operation, where the functional currency is other than the U.S. Dollar, together with the after-tax effect of exchange rate changes on intercompany transactions of a long-term investment nature, are reflected as a component of accumulated other comprehensive income in stockholders’ equity. Gains or losses on foreign currency transactions are included in other general and administrative expenses in the Consolidated Statements of Operations.

Common Stock Held in Treasury, at Cost

The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders’ equity and included in common stock held in treasury, at cost, in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 19.8 million and 19.2 million shares of common stock in treasury as of December 31, 2016 and 2015, respectively.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new guidance requires excess tax benefits and tax deficiencies to be recorded on the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity on the statement of cash flows. The standard also allows withholding up to the maximum statutory amount for taxes on employee share-based compensation, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016 and will be adopted on January 1, 2017. Upon adoption, the Company will recognize actual forfeitures as they occur, which will result in a cumulative-effect reduction to opening retained earnings of approximately $0.5 million, net of tax benefit. As of December 31, 2016, there were no unrecognized excess tax benefits that would result in a cumulative-effect adjustment.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The new standard is effective for annual reporting periods beginning after December 15, 2015 and does not have an effect on the consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The objective of this update is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under this guidance, a disposal of a component of an entity, or a group of components of an entity, is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results. This update requires expanded disclosures for discontinued operations reporting and is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted for disposals that have not been reported in financial statements previously issued or available for issuance. The impact of adopting this guidance on the Company's divestitures of its investment research operations is reflected in Note 4, Divestitures and Acquisitions.

(3)          Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, various methods are used including market, income and cost approaches. Based on these approaches, certain assumptions that market participants would use in pricing the asset or liability are used, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market‑corroborated, or generally unobservable firm inputs. Valuation techniques that are used maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, fair value measured financial instruments are categorized according to the fair value hierarchy prescribed by ASC 820, Fair Value Measurements and Disclosures. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

*	Level 1: Fair value measurements using unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities.
*

Level 2: Fair value measurements using correlation with (directly or indirectly) observable market‑based inputs, unobservable inputs that are corroborated by market data, or quoted prices in markets that are not active.

*	Level 3: Fair value measurements using inputs that are significant and not readily observable in the market.

Level 1 consists of financial instruments whose value is based on quoted market prices such as exchange‑traded mutual funds and listed equities.

Level 2 includes financial instruments that are valued based upon observable market‑based inputs.

Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable.

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks-trading securities	244	244	—	—
Mutual funds	2,313	2,313	—	—
Total	$2,557	$2,557	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	249	249	—	—
Total	$249	$249	$—	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Tax free money market mutual funds	$33	$33	$—	$—
Money market mutual funds	—	—	—	—
Securities owned, at fair value:
Corporate stocks-trading securities	2,571	2,571	—	—
Mutual funds	3,027	3,027	—	—
Total	$5,631	$5,631	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	2,637	2,637	—	—
Total	$2,637	$2,637	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature and, following December 31, 2016, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at December 31, 2016 and 2015 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(4)           Divestitures and Acquisitions

ITG Investment Research, LLC

On May 27, 2016, the Company completed the sale of ITG Investment Research, LLC (“Investment Research”), a wholly owned subsidiary of the Company, to a wholly owned subsidiary of Leucadia National Corporation for $12 million in cash consideration.

Upon completion of the sale, the Company recorded a pre-tax gain of approximately $21,000 and an after-tax gain of approximately $50,000. The pre-tax gain is recorded in other revenue on the Consolidated Statement of Operations as of December 31, 2016. The pre-tax gain is net of direct costs to sell Investment Research, including professional fees, cash compensation and the acceleration of previously issued restricted stock unit awards.

The following table summarizes the components of the pre-tax gain (dollars in thousands):

Cash proceeds from sale	$12,000
Carrying value of net assets disposed	(7,502)
Direct selling costs	(4,477)
Pre-tax gain on sale	$21

As a result of this divestiture, the Company reduced the headcount within its U.S. high-touch sales trading operation.  For more information, see Note 5, Restructuring Charges.

The Company determined that the sale of Investment Research did not meet the requirements to be treated as a discontinued operation. As such, the results of Investment Research through the sale date of May 27, 2016 are included in continued operations on the Consolidated Statement of Operations, primarily in the U.S. Operations segment.

Energy Research Operations

On December 22, 2015, the Company completed the sale of the subsidiaries conducting its energy research operations to an affiliate of Warburg Pincus (“Buyer”), pursuant to an agreement dated November 5, 2015. Upon closing of the sale, the Buyer paid the Company $120.5 million in cash consideration. As part of this transaction, the Company agreed to distribute energy research to its institutional clients, serving as the exclusive sales partner for institutional investors for at least two years. Per an amendment, this distribution agreement was terminated as of December 31, 2016.

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

The Company determined that the sale of the energy research operations did not represent a strategic shift that would have a major effect on its operations and financial results and therefore the energy research operations did not meet the requirements to be treated as a discontinued operation. As such, the results of the energy research operations through the sale date of December 22, 2015 are included in continued operations on the Consolidated Statement of Operations, primarily in the U.S. Operations segment.

ID’S

On July 30, 2014, the Company acquired 100% of ID’S for $22.5 million, including acquired cash of $4.2 million. ID’S, subsequently renamed ITG Software Solutions (France) SAS (“ITGSSF”), is a Paris-based company that supports RFQ-hub, a multi-asset platform for global-listed and over-the-counter (“OTC”) financial instruments. RFQ-hub connects buy-side trading desks and portfolio managers with a large network of sell side market makers, allowing these trading desks to place requests-for-quotes in OTC-negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. The platform will remain available on a standalone basis and has been integrated into ITG’s Triton execution management system.

The results of ITGSSF have been included in the Company’s consolidated financial statements since its acquisition date. At closing, $22.5 million was paid. Contingent payments of approximately $4.8 million were available to the sellers if certain revenue targets were achieved in 2015. None of the contingent payments were recognized as the revenue targets were not achieved as of December 31, 2015.

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

The Company incurred professional fees related to this transaction of $0.8 million, which has been included in other general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2015.

(5)          Restructuring Charges

2016 Restructuring

As part of an end-to-end review of its business, the Company has determined that its strategy is to increasingly focus its resources on its core capabilities in execution, liquidity, analytics and workflow solutions. To that end, during the second quarter of 2016, the Company implemented restructuring plans to (i) reduce headcount in its high-touch trading and sales organizations and (ii) close its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.  In the fourth quarter of 2016, the Company identified additional annual cost savings from management delayering and the elimination of certain positions.

Activity and liability balances recorded as part of the restructuring plan through December 31, 2016 are as follows (dollars in thousands):

	Employee	Contract
	separation and	termination	Asset
	related costs	charges	write-offs	Total
Restructuring charges recognized	$9,417	$176	$27	$9,620
Cash payments	(2,889)	(176)	—	(3,065)
Acceleration of share-based compensation	(3,364)	—	—	(3,364)
Asset write-offs/translation gain	(7)	—	(27)	(34)
Balance at December 31, 2016	$3,157	$—	$—	$3,157

The payment of the remaining accrued costs will continue through June 2017.

2011 Restructuring

In the second and fourth quarters of 2011, the Company implemented restructuring plans to improve margins and enhance stockholder returns.

The following table summarizes the following changes during 2016 in the Company’s liability balance related to the 2011 restructuring (dollars in thousands):

Consolidation
of leased
facilities
Balance at December 31, 2015	$272
Utilized—cash	(829)
Sublease activity	537
Accrual adjustment	20
Balance at December 31, 2016	$—

2010 Restructuring

In the fourth quarter of 2010, the Company closed its Westchester, NY office and relocated the staff, primarily sales traders and support, to its New York City office.

The following table summarizes the final changes during 2016 in the Company’s liability balance related to the 2010 restructuring (dollars in thousands):

Consolidation
of leased
facilities
Balance at December 31, 2015	$982
Utilized—cash	(406)
Adjustment to reserve	(576)
Balance at December 31, 2016	$—

(6)          Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill by the Company’s European Operations segment for the year ended December 31, 2016 (dollars in thousands):

Total

Balance at December 31, 2014	$12,803
2015 Activity:
Currency translation adjustment	(870)
Balance at December 31, 2015	11,933
2016 Activity:
Currency translation adjustment	(1,831)
Balance at December 31, 2016	$10,102

Other Intangible Assets

Acquired other intangible assets consisted of the following at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,518	$—	$8,545	$—	—
Customer-related intangibles	10,358	5,584	23,322	10,400	16.9
Proprietary software	23,165	21,456	23,558	20,803	9.1
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$42,430	$27,040	$55,814	$31,203

At December 31, 2016, indefinite‑lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite‑lived intangibles was $1.9 million, $3.2 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in other general and administrative expense in the Consolidated Statements of Operations.

During the years ended December 31, 2016 and 2015, no intangibles were deemed impaired, and accordingly, no adjustment was required. In May 2016 and December 2015, the Company disposed of $6.7 million and $3.8 million of customer-related intangibles, net of accumulated amortization, respectively, as a result of the sales of Investment Research and the energy research operations, respectively (see Note 4, Divestitures and Acquisitions).

The Company’s estimate of future amortization expense for acquired other intangibles that exist at December 31, 2016 and 2015 is as follows (dollars in thousands):

Estimated
Year	Amortization
2017	$1,230
2018	1,020
2019	894
2020	687
2021	606
Thereafter	2,046
Total	$6,483

The following table represents the changes in the carrying amount of net intangible assets for the years ended December 31, 2016 and 2015 (dollars in thousands):

Total
Balance at December 31, 2014	$31,595
Amortization	(3,206)
Divestiture of energy research operations	(3,781)
Currency translation adjustment	3
Balance at December 31, 2015	$24,611
Amortization	(1,852)
Divestiture of Investment Research	(6,684)
Currency translation adjustment	(685)
Balance at December 31, 2016	$15,390

(7)          Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) funds on deposit for the purpose of securing working capital facilities for clearing and settlement activities in Hong Kong, (ii) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), or agreements for proprietary accounts of broker dealers (“PABs”), (iii) funds on deposit for Canadian and European trade clearing and settlement activity, (iv) segregated balances under a collateral account control agreement for the benefit of certain customers, and (v) funds relating to the securitization of bank guarantees supporting the Company’s Australian lease.

(8)          Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Corporate stocks - trading securities	$244	$2,571	$249	$2,637
Mutual funds	2,313	3,027	—	—
Total	$2,557	$5,598	$249	$2,637

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange‑traded funds on behalf of clients.

(9)          Income Taxes

Income tax (benefit) expense consisted of the following components (dollars in thousands):

	2016	2015	2014
Current:
Federal	$(9,918)	$5,731	$4,802
State	(624)	(1,645)	4,823
Foreign	8,975	12,647	9,449
	(1,567)	16,733	19,074
Deferred:
Federal	(12,687)	13,665	(4,701)
State	(2,217)	2,570	1,026
Foreign	(851)	(3,312)	(1,304)
	(15,755)	12,923	(4,979)
Total	$(17,322)	$29,656	$14,095

(Loss) income before income taxes consisted of the following (dollars in thousands):

	2016	2015	2014
U.S.	$(81,579)	$51,797	$15,779
Foreign	38,339	69,429	49,208
Total	$(43,240)	$121,226	$64,987

The components of the Company’s net deferred tax asset are as follows (dollars in thousands):

	2016	2015
Deferred tax assets:
Compensation and benefits	$9,715	$13,742
Net operating loss and capital loss carryover	19,755	16,094
Share-based compensation	6,824	6,488
Research and development credits	7,550	3,069
Foreign tax credits	12,660	—
Tax benefits on uncertain tax positions	1,351	2,862
Goodwill and other intangibles	8,015	9,483
Depreciation	1,167	—
Other	5,259	5,063
Total deferred tax assets	72,296	56,801
Less: valuation allowance	(20,979)	(19,444)
Total deferred tax assets, net of valuation allowance	51,317	37,357
Deferred tax liabilities:
Depreciation	—	(1,281)
Capitalized software	(12,174)	(12,072)
Other	(455)	(414)
Total deferred tax liabilities	(12,629)	(13,767)
Net deferred tax assets	$38,688	$23,590

At December 31, 2016, the Company believes that it is more-likely-than-not that future reversals of its existing taxable temporary differences and the future generation of sufficient taxable income in the appropriate jurisdictions will enable the Company to realize the carrying value of its net deferred tax assets. The Company’s valuation allowance increased $1.5 million to $21.0 million at December 31, 2016 and is primarily the result of historical net operating losses in the Asia Pacific entities, where a full valuation allowance is maintained for all deferred tax assets and net operating losses, as well as certain state tax credits and net operating losses. The Company has foreign tax credit carryforwards of $12.7 million that begin to expire in 2024 and research and development tax credits that begin to expire in 2034.

Net operating loss carryforwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong and Australia	$78,343	Indefinite
State and local (United States)	59,520	14 years
Ireland	296	Indefinite
	$138,159

The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	5.2	0.4	5.5
Foreign tax impact, net	6.2	(7.2)	(12.8)
Deemed dividend on capital structure amendment (1)	—	5.4	—
Impact of deductible basis on the sale of energy research business	—	(14.8)	—
Reserves released upon tax settlement	18.6	—	—
Non-deductible costs (2)	(22.8)	6.1	0.9
Other, net	(2.1)	(0.4)	(6.9)
Effective income tax rate	40.1%	24.5%	21.7%

(1)	Reflects the impact of the tax on a deemed dividend from amending the capital structure of the Company's operations outside of North America.

(2)

Includes the impact of the non-deductible payments in 2015 and charges accrued in 2016 payable to the Securities and Exchange Commission (the “SEC”) (see Note 21, Commitments and Contingencies). Additionally, 2016 includes non-deductible officers’ compensation.

As of December 31, 2016, the Company had $17.9 million of earnings attributable to foreign subsidiaries for which no incremental U.S. tax has been recorded as these amounts are not expected to be repatriated through dividends due to the capital structure of the Company’s non-North American holding company. If these earnings were to be repatriated, the estimated U.S. tax liability as of December 31, 2016 would be up to $3.0 million.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2016	2015	2014
Balance, January 1	$15,553	$14,395	$13,074
Additions based on tax positions related to the current year	66	2,807	309
Additions based on tax positions of prior years	406	349	3,681
Reductions for tax positions of prior years	—	(36)	(84)
Reductions due to settlements with taxing authorities	(2,153)	(1,773)	(1,108)
Reductions due to expiration of statute of limitations	(6,516)	(189)	(1,477)
Balance, December 31	$7,356	$15,553	$14,395

The unrecognized tax benefits were $7.4 million and $15.6 million, respectively, at December 31, 2016 and 2015. After giving effect to offsetting federal benefits included in net deferred tax assets, the amounts were $6.9 million and $14.6 million which, if recognized, would affect the Company’s effective tax rate.

With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2010. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns for 2011 through 2012. Certain foreign state and local returns are also currently under various stages of audit for the tax years 2012 through 2014. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

At December 31, 2016, interest expense of $2.2 million, gross of related tax effects of $0.9 million, was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2016, 2015 and 2014, the Company recognized net reductions of $2.5 million and net additions of $0.1 million and $0.8 million, respectively, of tax-related interest expense. No tax penalties were recorded during 2016, 2015 or 2014.

(10)        Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables from		Payables to
	2016	2015	2016	2015
Broker-dealers	$147,116	$167,514	$56,894	$64,763
Clearing organizations	5,117	3,480	8,096	7,644
Securities borrowed*	374	866,520	—	—
Securities loaned	—	—	35,198	888,152
Allowance for doubtful accounts	(313)	(737)	—	—
Total	$152,294	$1,036,777	$100,188	$960,559

*	See Securities Borrowed and Loaned below.

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers at December 31 (dollars in thousands):

	Receivables from		Payables to
	2016	2015	2016	2015
Customers	$55,006	$49,688	$12,272	$9,957
Allowance for doubtful accounts	(520)	(512)	—	—
Net	$54,486	$49,176	$12,272	$9,957

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of past due balances, historical collection experience and other specific account data. Account balances are written off against the allowance when it is determined that the receivable is uncollectible. The allowance was increased by $0.1 million in 2016 and $0.5 million in 2015.

Securities Borrowed and Loaned

In the second quarter 2016, the Company closed its U.S. matched-book securities lending operations.  At December 31, 2016, the only remaining balances for securities borrowed and securities loaned related to customer settlement activities. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned through the wind-

down of all balances within the U.S. matched-book operations, and the resulting net amount included in other revenue on the Consolidated Statements of Operations for 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014
Interest earned	$1,961	$5,512	$15,072
Interest incurred	(1,132)	(3,720)	(10,218)
Net	$829	$1,792	$4,854

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

The Company’s securities borrowing and lending is generally done under industry standard agreements (“Master Securities Lending Agreements”) that may allow, following an event of default by either party, the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities, as the case may be, by the non‑defaulting party. Events of default under the Master Securities Lending Agreements generally include, subject to certain conditions: (a) failure to timely deliver cash or securities as required under the transaction, (b) a party’s insolvency, bankruptcy, or similar proceeding, (c) breach of representation, and (d) a material breach of the agreement. The counterparty that receives the securities in these transactions generally has unrestricted access in its use of the securities. For financial statement purposes, the Company does not offset securities borrowed and securities loaned.

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of December 31, 2016:
Deposits paid for securities borrowed	$374	$—	$374	$374	$—
Deposits received for securities loaned	(35,198)	—	(35,198)	(34,245)	(953)
As of December 31, 2015:
Deposits paid for securities borrowed	$866,520	$—	$866,520	$866,520	$—
Deposits received for securities loaned	(888,152)	—	(888,152)	(868,843)	(19,309)

In accordance with ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, the gross obligations of deposits received for securities loaned was $34.3 million for equity securities at December 31, 2016 and $472.2 million for equity securities and $415.9 million for corporate bonds at December 31, 2015.  The remaining contractual maturities of these agreements were overnight and continuous.

(11)        Premises and Equipment

The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2016	2015
Furniture, fixtures and equipment	$157,770	$154,202
Leasehold improvements	52,440	46,910
	210,210	201,112
Less: accumulated depreciation and amortization	150,877	145,616
Total	$59,333	$55,496

Depreciation and amortization expense relating to premises and equipment amounted to $16.5 million, $16.3 million and $19.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, and are included in occupancy and equipment expense in the Consolidated Statements of Operations. During 2016, premises and equipment costs and related accumulated depreciation and amortization were reduced by $10.2 million and $9.8 million, respectively, for assets that are no longer in use.

(12)        Capitalized Software

The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2016	2015
Capitalized software costs	$82,877	$80,732
Less: accumulated amortization	44,271	41,353
Total	$38,606	$39,379

Software costs totaling $24.6 million and $26.0 million were capitalized in 2016 and 2015, respectively, related to the continued development of new features and functionalities across the entire ITG product line. During 2016, capitalized software costs and related accumulated amortization were each reduced by $21.8 million for fully amortized costs.

Other general and administrative expenses in the Consolidated Statements of Operations included $25.1 million, $24.6 million and $25.8 million related to the amortization of capitalized software costs in 2016, 2015 and 2014, respectively. As of December 31, 2015, capitalized software costs of $0.1 million were not subject to amortization as the underlying products were not yet available for release. There were no capitalized software costs not subject to amortization as of December 31, 2016.

(13)        Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	December 31,	December 31,
	2016	2015
Accrued research payables	$45,826	$46,274
Accrued compensation and benefits	34,526	49,441
Accrued settlement costs	24,450	—
Accrued rent	19,061	16,744
Trade payables	14,474	17,817
Deferred revenue	7,643	9,760
Deferred compensation	3,262	3,027
Accrued restructuring	3,157	1,254
Accrued transaction processing	3,230	2,390
Other	18,714	22,823
Total	$174,343	$169,530

(14)        Borrowings

Short-term Bank Loans

The Company’s international securities clearing and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At December 31, 2016, there was $72.2 million outstanding under these facilities at a weighted average interest rate of approximately 1.0% associated with international settlement activities.

In the U.S., securities clearing and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under the Credit Agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (the “Parent Company”), as guarantor, maintained a $150 million 364‑day revolving credit agreement (the “2016 Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent that matured in January 2017. The purpose of this credit line was to provide liquidity for the Company’s U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Parent Company had additional flexibility with its existing cash and future cash flows from operations to selectively invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the 2016 Credit Agreement is limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Under the 2016 Credit Agreement, interest accrued at a rate equal to (a) a base rate, determined by reference to the federal funds rate plus (b) a margin of 2.50%. Available but unborrowed amounts under the 2016 Credit Agreement are subject to an unused commitment fee of 0.75%. Among other restrictions, the terms of the 2016 Credit Agreement include (a) negative covenants related to liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as requirements for maintaining minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

The events of default under the 2016 Credit Agreement included, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, and changes in control and bankruptcy events. In the event of non-payment, the 2016 Credit Agreement requires ITG Inc. to pay incremental interest at the rate of 2.0%. In the event of a default and depending on the nature thereof, the commitments will either automatically terminate and all unpaid amounts immediately become due and payable, or the lenders may in their discretion terminate their commitments and declare due all unpaid amounts outstanding.

On January 27, 2017, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent expiring on January 26, 2018 with essentially the same terms as the 2016 Credit Agreement (the “2017 Credit Agreement”) (see Note 24, Subsequent Event).

At December 31, 2016 and 2015, there were no amounts outstanding under the Company’s credit agreements.

Term Debt

At December 31, term debt is comprised of the following (dollars in thousands):

	2016	2015
Term loans	$3,098	$3,606
Obligations under capital lease	3,269	8,961
Total	$6,367	$12,567

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

Aggregate
Year	Amount
2017	$694
2018	715
2019	737
2020	759
2021	193
2022	—
$3,098

On June 1, 2011, Parent Company as borrower, entered into a $25.5 million Master Loan and Security Agreement (the “Equipment Loan Agreement”) with Banc of America Leasing & Capital, LLC (“Bank of America”). The four‑year term loan established under this agreement (the “Equipment Loan”) was secured by a security interest in existing furniture, fixtures and equipment owned by the Parent Company and certain U.S. subsidiaries as of June 1, 2011. The Equipment Loan was payable in monthly principal installments of $530,600 through May 2015 and accrued interest at 3.0% plus the average one month London Interbank Offered Rate for dollar deposits.

Along with the Equipment Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48‑month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. At December 31, 2016, all capital leases under this facility were fully paid.

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build‑out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed‑rate term financing structured as a capital lease with a 48‑month term that began upon the substantial completion of the build-out, at the end of which Parent Company may purchase the underlying assets for $1. At December 31, 2016, there was $3.3 million outstanding under the BMO facility. The remaining principal balance will be paid in full by July 2017.

The Master Lease Agreement and the BMO facility all required compliance with the financial covenants of the 2016 Credit Agreement and require compliance with the financial covenants of the 2017 Credit Agreement.

Interest expense on the 2016 Credit Agreement, the Equipment Loan Agreement, the Master Lease Agreement and the BMO facility, including commitment fees and the amortization of debt issuance costs totaled $2.2 million, $1.8 million and $2.3 million in 2016, 2015 and 2014, respectively.

(15)        Accumulated Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended December 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

Year Ended December 31, 2016
Balance at December 31, 2015	$(19,495)
Other comprehensive loss before reclassifications	(13,416)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,066)
Net current-period other comprehensive loss	(14,482)
Balance at December 31, 2016	$(33,977)

Year Ended December 31, 2015
Balance at December 31, 2014	$(5,894)
Other comprehensive loss before reclassifications	(13,601)
Amounts reclassified from accumulated other comprehensive loss	—
Net current-period other comprehensive loss	(13,601)
Balance at December 31, 2015	$(19,495)

(1)

In the third quarter of 2016, the Company substantially completed the liquidation of its investment in its Israel entity that ceased operations in December 2013. During the Company’s period of ownership and through December 2013, the Company had $1.1 million in accumulated foreign exchange translation gains as a component of equity, which have been reclassified during the year ended December 31, 2016 as a gain that reduced other general and administrative expenses in the Consolidated Statement of Operations.

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since there is currently no need to repatriate funds from certain foreign subsidiaries to the U.S. by way of dividends.

(16)        Net Capital Requirement

ITG Inc., AlterNet and ITG Derivatives are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet and ITG Derivatives have elected to use the basic method permitted by Rule 15c3‑1, which requires that they each maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. On August 2, 2016, ITG Derivatives was approved as an introducing broker, resulting in a reduction of its minimum net capital requirement from $1.0 million to $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at December 31, 2016 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$77,469	$76,469
AlterNet	3,435	3,302
ITG Derivatives	1,217	1,117

As of December 31, 2016, ITG Inc. had $8.4 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3‑3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2016, is summarized in the following table (dollars in thousands):

	Net Capital	Excess (Deficit)
Canadian Operations
Canada	$25,264	$24,892
European Operations
Ireland	60,602	36,903
U.K.	1,932	1,159
Asia Pacific Operations
Australia	12,044	6,140
Hong Kong	24,424	18,077
Singapore	994	925

(17)        Stockholders’ Equity

The Company’s current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of its businesses as well as return capital to stockholders through share repurchases and dividends on common stock.

Stock Repurchase Program

To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market and through automatic share repurchase programs under SEC Rule 10b5-1. The table below summarizes the Company’s share repurchases beginning January 1, 2014 under its Board of Directors’ authorizations:

		Amount		Shares
		Authorized	Total	Remaining	Shares Repurchased
		by Board	Shares	Under Board	Under Board
	Expiration	(Shares in	Repurchased	Authorization	Authorization
Repurchase Program Authorization Date	Date	millions)	(millions)	(millions)	2016	2015	2014
May 2013	none	4.0	4.0	—	—	0.8	2.7
October 2014	none	4.0	2.5	1.5	1.3	1.2	—
Total shares repurchased under authorization					1.3	2.0	2.7
Cost (millions)					$22.1	$42.0	$48.2
Average share price					$16.55	$21.10	$18.03

The Company also repurchased approximately 0.4 million shares of common stock from employees during each of 2016, 2015 and 2014 to satisfy the minimum statutory employee withholding tax upon the net settlement of restricted stock unit awards.

Dividend Program

In April 2015, the Company’s Board of Directors initiated a dividend program under which the Company began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2016, the Board of Directors declared and the Company paid quarterly cash dividends of $0.07 per share totaling $9.1 million in the aggregate and issued stock dividends of $0.3 million.

(18)       Off-Balance Sheet Risk and Concentration of Credit Risk

The Company is a member of various U.S. and non-U.S. exchanges and clearing houses that trade and clear, respectively, equities and/or derivative contracts. Associated with the Company’s membership, the Company may be required to pay a proportionate share of financial obligations of another member who may default on its obligations to the exchanges or the clearing house. While the rules governing different exchange or clearing house memberships vary, in general, the Company’s obligations would arise only if the exchanges and clearing houses had previously exhausted other remedies. The maximum potential payout under these memberships cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote. In the ordinary course of business, the Company guarantees obligations of subsidiaries which may arise from third-party clearing relationships and trading counterparties. The activities of the subsidiaries covered by these guarantees are included in the Company’s consolidated financial statements. The Company is also subject to indemnification provisions within agreements with third-party clearing brokers in certain jurisdictions whereby the Company is obligated to reimburse the clearing broker, without limit, for losses incurred due to a counterparty’s failure to satisfy its contractual obligations.

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

(19)       Employee and Non‑Employee Director Stock and Benefit Plans

The 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) was approved by the Company’s stockholders and became effective on May 8, 2007 (the “Effective Date”) and was last amended and restated effective January 23, 2017. As of the Effective Date, the Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (the “Directors’ Retainer Fee Subplan”) and the Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (the “Directors’ Equity Subplan,” and collectively with the Directors’ Retainer Fee Subplan, the “Subplans”) were merged with and into the 2007 Plan. Since the Effective Date, the Subplans have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made. In October 2008, the Compensation Committee of the Company's Board of Directors adopted the Equity Deferral Award Program, another subplan under the 2007 Plan. This subplan, last amended and restated on January 23, 2017, is now known as the Variable Compensation Stock Unit Award Program Subplan, and continues to be a subplan under the 2007 Plan (the “VCSUA Subplan”).

Under the 2007 Plan, 13,068,208 shares of the Company’s common stock are authorized. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Shares of common stock surrendered in payment of the exercise price of a stock option and shares withheld or surrendered for payment of taxes are not available for re-issuance under the 2007 Plan.  Options outstanding as of December 31, 2016 that have been granted under the 2007 Plan are exercisable on dates ranging through January 2024. The 2007 Plan will remain in effect until June 10, 2025, unless terminated, or extended, by the Board of Directors with the approval of the Company’s stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously‑granted awards will remain outstanding in accordance with their applicable terms and conditions.

In January 2006, the Board of Directors adopted the Directors’ Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors’ Equity Subplan was last amended and restated on January 23, 2017. The Directors’ Equity Subplan provides for the grant of restricted stock unit awards to non‑employee directors of the Company. Under the Directors’ Equity Subplan, a newly appointed non‑employee director will be granted restricted stock unit awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. Such initial restricted stock unit awards will vest annually in three equal installments, beginning on the first anniversary of the date of grant so long as the director has continued to serve on the Board of Directors from the grant date to the applicable vesting date. In addition, non‑employee directors have been granted restricted stock unit awards valued at $72,000 annually on the day of each of the Company’s annual meetings of stockholders at which directors are elected or reelected by the Company’s stockholders. In August 2016, the Board amended the Directors’ Equity Subplan to provide that these annual restricted stock unit awards will be valued as determined by the Compensation Committee.  Currently, the value of restricted stock unit awards to be granted to the Chairman of the Board of Directors is $120,000 and the value of restricted stock unit awards to be granted to the other non-employee directors is $80,000. Such annual restricted stock unit awards will vest in full on the day immediately preceding the

Company’s next annual meeting of stockholders at which directors are elected or reelected by the Company’s stockholders so long as the director has continued to serve on the Board of Directors from the grant date through the vesting date.

Under the 2007 Plan, the Company is permitted to grant time‑based stock options, in addition to performance-based option awards to employees and directors. In 2016, the Company granted time-based options for 196,851 shares to the Company’s new Chief Executive Officer.  These stock options have an eight-year term and vest annually in three equal installments, beginning on the first anniversary of the grant date, if the Chief Executive Officer remains continuously employed by the Company, and is in good standing on, each applicable vesting date. The Company did not grant any option awards under the 2007 Plan during 2015 or 2014. The Company recognizes share‑based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time‑based option awards over the vesting period.

The tables below summarize the Company’s outstanding stock options as of December 31, 2016, 2015 and 2014 and changes during the years then ended:

		Weighted
Options	Number of	Average
Outstanding	Shares	Exercise Price
Outstanding at December 31, 2013	343,326	$17.29
Granted	—	—
Exercised	(14,228)	14.28
Forfeited	(22,245)	20.09
Outstanding at December 31, 2014	306,853	$17.23
Granted	—	—
Exercised	(71,455)	16.26
Forfeited	(192,733)	18.71
Outstanding at December 31, 2015	42,665	$12.17
Granted	196,851	16.18
Exercised	(42,665)	12.17
Forfeited	—	—
Outstanding at December 31, 2016	196,851	$16.18
Amount exercisable at December 31,
2016	—	$—
2015	42,665	$12.17
2014	306,853	$17.23

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
$16.18	196,851	4.04	$16.18	—	$—

For the year ended December 31, 2016, the Company recorded share-based compensation expense of $0.3 million related to outstanding stock options, which was offset by related income tax benefits of $0.1 million. For the year ended December 31, 2015, the Company recorded no share-based compensation expense related to outstanding stock options. For the year ended December 31, 2014, the Company recorded share‑based compensation expense of $0.1 million related to outstanding stock options, which was offset by related income tax benefits of less than $0.1 million.

There were no stock options currently exercisable at December 31, 2016.

All of the stock options outstanding at December 31, 2016 were time‑based.

The provision for income taxes excludes excess current tax benefits related to the exercise of stock options.  During 2016, the exercise of 42,655 stock options gave rise to an excess current tax benefit of $0.1 million. During 2015, the exercise of 71,455 stock options gave rise to an excess current tax benefit of less than $0.1 million, however, this amount was offset by a tax shortfall on exercises and cancellations totaling $0.6 million. During 2014, the exercise of

14,228 stock options did not give rise to an excess current tax benefit, however a tax shortfall that occurred on exercises and cancellations totaling $0.1 million was recognized.

The following table summarizes information about stock options at December 31, 2016, 2015 and 2014:

($ in thousands)	2016	2015	2014
Total intrinsic value of stock options exercised	$220	$370	$74
Weighted average grant date fair value of stock options granted during period, per share	16.18	—	—
Cash received from stock option exercises	$208	$298	$203

The total intrinsic value for stock options exercisable at December 31, 2016 was $0 because there were no outstanding stock options that were exercisable on that date.

As of December 31, 2016, there was $0.7 million of unrecognized compensation costs related to outstanding stock options.  These costs are expected to be recognized ratably over a weighted average period of approximately 2.0 years.

Stock option exercises are settled from issuance of shares of the Company’s common stock held in treasury to the extent available.

Under the 2007 Plan, the Company is permitted to grant restricted stock unit awards to employees. Generally, and except for awards granted under the VCSUA Subplan, restricted stock unit awards granted since 2007 vest in one of the following manners: (a) cliff vest on the second or third anniversary of the grant date, depending on the terms of the award, so long as the award recipient is employed on such date, or (b) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company’s common stock price preceding each of the vesting dates is greater than the 90-day average of the Company’s common stock price preceding the grant date (market-based restricted stock units). Accordingly, not all restricted stock units awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies)  over this two, three - or four-year period, as applicable.

Under the VCSUA Subplan, each eligible participant was granted a number of basic stock units on the date the year-end cash bonus was paid to the participant equal to (i) the amount by which the participant’s variable compensation is reduced as determined by the Compensation Committee of the Board of Directors, divided by (ii) the fair market value of a share of the Company’s common stock on the date of grant. In January 2017, the Board amended the VCSUA Subplan to provide, among other things, that basic stock units will be granted on the date the year-end variable compensation is communicated to participants. In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 10% of the number of time-based or market-based basic stock units granted. Basic stock units under the VCSUA Subplan that are time-based typically vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company, and is in good standing on, each applicable vesting date. Time-based matching stock units will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the Company through, and is in good standing on, such vesting date. Basic units under the VCSUA Subplan that are market-based vest in equal installments on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90‑day average of the Company’s common stock price preceding each of the vesting dates is greater than the 90‑day average of the Company’s common stock price preceding the grant date. Matching stock units on market-based awards will vest 100% on the fourth anniversary of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90‑day average of the Company’s common stock price preceding the vesting date is greater than the 90‑day average of the Company’s common stock price preceding the grant date.

The Company has also issued to members of its senior management basic stock units under the VCSUA that vest in one of the following manners: (a) in equal installments on each of the first, second, and third anniversaries of the date of grant based upon the level of the Company's adjusted return-on-equity ("ROE") achieved for each of the three fiscal years, respectively, that ends immediately prior to the applicable vesting date or (b) in equal installments on each of the second and third anniversaries of the date of grant based upon the level of ROE achieved for each of the two fiscal years, respectively, that ends immediately prior to the applicable vesting date (each ROE-based restricted stock units). In addition to the ROE performance criteria being achieved, the participant must remain continuously employed by the Company through, and be in good standing on, each applicable vesting date. The number of ROE-based restricted basic stock units awarded will be earned in each of the relevant performance periods if the target ROE is achieved at 100% and such number may increase or decrease if the actual ROE achieved is above or below the target ROE. In addition, certain senior employees have received matching ROE-based restricted stock units and such awards vest on the third anniversary of the date of grant based upon the average of the ROE achieved during the three-year period that ends immediately prior to the applicable vesting date. The number of matching ROE-based restricted stock units awarded will be earned if the target average ROE is achieved at 100% and such number may increase or decrease if the actual average ROE achieved is above or below the target average ROE. All vested stock units are settled in shares of ITG common stock within 30 days after the date on which such stock units vest.

During 2010, in conjunction with the acquisition of Majestic Research Corp. (“Majestic”), the Company granted “employment inducement awards” under Section 303A.08 of the New York Stock Exchange Listed Company Manual (“Inducement Awards”) to certain Majestic employees. Stock units for 319,674 shares vested in equal installments on each of the first four anniversaries of the grant date of the awards. Stock units for 415,579 shares were performance‑based and vested over the first four anniversaries of the award grant dates, based upon achievement of certain metrics as of the first and second anniversaries of the award grant dates.

During 2016, the Company granted two Inducement Awards in conjunction with the hiring of its new Chief Executive Officer, which replaced awards he forfeited at his former employer.  Under the first inducement award, the Chief Executive Officer was granted 135,353 restricted stock units that vest in three equal annual installments beginning on the first anniversary of the grant date.  Under the second inducement award, the Chief Executive Officer was granted 156,051 restricted stock units which vest on the following vesting dates: (i) 38% vested on January 31, 2016 and are subject to a 12-month holding requirement; (ii) 41% vested on January 31, 2017; and (iii) the remaining 21% will vest on January 31, 2018.

The Company recorded share‑based compensation expense of $24.9 million, $16.4 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to restricted stock unit awards which were offset by related income tax benefits of approximately $8.9 million, $6.6 million and $6.0 million, respectively.

A summary of the status of the Company’s restricted stock unit awards as of December 31, 2016, 2015 and 2014 and changes during the years then ended are presented below:

	Number of
	Shares	Number of
	underlying	Shares		Weighted
	Performance-	underlying Time-		Average
	Based Restricted	Based Restricted	Total Number of	Grant Date
	Stock Units	Stock Units	Shares	Fair Value
Outstanding at December 31, 2013	458,743	1,979,484	2,438,227	$12.31
Granted	219,644	1,257,745	1,477,389	15.45
Vested	(145,786)	(977,934)	(1,123,720)	13.63
Forfeited	(94,579)	(38,089)	(132,668)	12.10
Outstanding at December 31, 2014	438,022	2,221,206	2,659,228	$13.51
Granted	263,766	1,932,425	2,196,191	18.79
Vested	(97,112)	(1,061,935)	(1,159,047)	13.49
Forfeited	(227,201)	(298,135)	(525,336)	16.10
Outstanding at December 31, 2015	377,475	2,793,561	3,171,036	$16.75
Granted	228,895	1,437,021	1,665,916	16.16
Vested	(73,243)	(968,995)	(1,042,238)	16.06
Forfeited	(190,757)	(540,693)	(731,450)	16.88
Outstanding at December 31, 2016	342,370	2,720,894	3,063,264	$16.63

At December 31, 2016, 96,563 of the outstanding performance-based restricted stock unit awards were market‑based restricted stock units and 245,807 were ROE-based restricted stock units.

On May 27, 2016, the Company sold Investment Research (See Note 4, Divestitures and Acquisitions).  Upon the closing of the transaction, the Company accelerated the vesting of 226,802 restricted stock unit awards held by employees that were part of Investment Research and are included in the table above.  The cost to modify the vesting schedule of these shares resulted in an expense reversal of $0.7 million that is included as part of the gain in other revenues in the Consolidated Statement of Operations.

On December 22, 2015, the Company sold its energy research operations (See Note 4, Divestitures and Acquisitions).  Upon the closing of the transaction, the Company accelerated the vesting of 113,718 restricted stock unit awards held by employees that were part of the energy research business and are included in the table above.  The cost to modify the vesting schedule of these shares was $1.4 million and is included as a direct cost of the sale that reduced the gain included in other revenues in the Consolidated Statement of Operations.

As of December 31, 2016, there was $23.7 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. These costs are expected to be recognized over a weighted average period of approximately 1.8 years. During 2016, restricted stock unit awards with a fair value of approximately $18.1 million vested.

The provision for income taxes excludes excess current tax benefits related to the vesting of restricted stock unit awards. For the year ended December 31, 2016, the excess tax benefits totaled $0.8 million while tax shortfalls (arising from cancellations or deficits due to the vest date fair market value being less than the grant date fair market value) were $0.7 million. Such tax benefits are reflected as an increase in additional paid-in capital while tax shortfalls arising from the tax deduction being less than the cumulative book compensation cost is reflected as a decrease in additional paid-in capital. For the year ended December 31, 2015, the excess tax benefits totaled $2.9 million while tax shortfalls were $0.3 million. During 2014, the excess tax benefits totaled $1.3 million while tax shortfalls were $0.4 million.

Under the 2007 Plan and the VCSUA Subplan, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the 2007 Plan and VCSUA Subplan as described above and are settled in cash. The Company recognizes share‑based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the applicable vesting period. For the years ended December 31, 2016, 2015 and 2014, the Company recorded share‑based compensation expense of $0.1 million, $2.2 million and $3.5 million, respectively, related to phantom share awards offset by related tax benefits of less than $0.1 million, $0.8 million and $0.9 million, respectively.

A summary of the status of the Company’s phantom share awards as of December 31, 2016, 2015 and 2014 and changes during the years then ended are presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2013	671,762	$12.74
Granted	—	—
Vested	(310,121)	14.06
Forfeited	(3,292)	11.73
Outstanding at December 31, 2014	358,349	$11.61
Granted	—	—
Vested	(257,279)	11.58
Forfeited	(43,272)	10.99
Outstanding at December 31, 2015	57,798	$12.24
Granted	—	—
Vested	(57,798)	12.24
Forfeited	—	—
Outstanding at December 31, 2016	—	$—

At December 31, 2016, there were no outstanding phantom share awards.  The Company discontinued granting phantom share awards effective January 1, 2014 and the remaining awards outstanding vested on February 22, 2016.

ITG Employee and Non‑Employee Director Benefit Plans

All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan (“RSP”). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $265,000 during 2016. Since January 1, 2012, the Company matching contribution applies to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company’s international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $4.4 million, $4.9 million, and $4.3 million in 2016, 2015 and 2014, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

During 2016, non‑employee directors receive an annual retainer fee of $60,000, with the exception of the chairman who received $160,000 under the Directors’ Retainer Fee Subplan, which was adopted in 2002. This retainer fee is payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 12,363 units or shares, 13,846 units or shares, and 18,716 units or shares in 2016, 2015 and 2014, respectively. At December 31, 2016, there were 110,456 deferred share units outstanding. The cost of the Directors’ Retainer Fee Subplan including share based awards and cash fees was approximately $0.8 million, $1.2 million, and $0.7 million in 2016, 2015 and 2014, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan (“ESPP”), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full‑time employees to purchase shares of ITG common stock at a 15% discount. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share‑based compensation expense related to the ESPP of $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Shares distributed under the ESPP are newly‑issued shares.

(20)        Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	2016	2015	2014
Net (loss) income for basic and diluted earnings per share	$(25,918)	$91,570	$50,892
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	32,906	33,907	35,349
Effect of dilutive securities	—	908	1,016
Average common shares used in diluted computation	32,906	34,815	36,365
Income (loss) per share:
Basic	$(0.79)	$2.70	$1.44
Diluted	$(0.79)	$2.63	$1.40

For 2016 there were no anti-dilutive securities due to the fact that the Company incurred a loss during the year. At December 31, 2015, approximately 0.1 million share equivalents (based on the treasury stock method) were not included in the computation of diluted earnings per share because their effects would have been anti‑dilutive.

(21)       Commitments and Contingencies

Legal Matters

In October 2015, the Company’s former President and Chief Executive Officer (the “Former CEO”) filed a Demand for Arbitration before the American Arbitration Association against the Company. The Former CEO’s statement of claim alleged that the Company breached his employment agreement with the Company by terminating his employment for “cause,” and further alleged that the Company defamed him. The statement of claim sought an award of damages and equity valued in the arbitration demand at $8.0 million, plus an additional $5.0 million in actual and punitive damages with respect to the defamation claim. On June 22, 2016, the Company and the Former CEO entered into a Settlement Agreement and General Release (the “Settlement Agreement”), pursuant to which: (i) the Former CEO dismissed with prejudice all claims alleged in the Demand for Arbitration, (ii) the Company paid an aggregate amount of $5.3 million, of which $4.0 million was paid to the Former CEO and $1.3 million was paid to his attorneys to cover their fees and costs, (iii) certain provisions of the Employment Agreement between the Former CEO and the Company, dated as of April 20, 2010 (the “Employment Agreement”), would continue to apply, including covenants and agreements imposing on the Former CEO certain obligations with respect to confidentiality, intellectual property and non-solicitation, (iv) the Company would continue to indemnify the Former CEO as provided by and subject to the Employment Agreement and the Company’s Amended and Restated Certificate of Incorporation and Bylaws, (v) the parties agreed to mutual non-disparagement obligations, (vi) the Former CEO agreed to cooperate with the Company and generally make himself available in connection with any investigations or legal proceedings involving the Company and (vii) the parties agreed to fully, finally and generally release all claims each party has against the other except for (a) obligations created by or arising out of the Settlement Agreement, (b) claims, defenses or liabilities against the Former CEO based on fraud that are presently unknown, (c) unemployment, state disability, and/or worker’s compensation insurance benefits pursuant to the terms of applicable state law, (d) claims that may relate to Company-sponsored benefit plans or those that cannot be lawfully waived and (e) any claim or right that may arise after the effective date of the Settlement Agreement.  During 2016, the Company incurred a total net cost for this matter of $6.6 million, consisting of $4.8 million in settlement costs, net of an insurance recovery of $0.5 million, and $1.8 million in legal fees net of a reimbursement of $0.9 million of these legal fees from the Company’s insurance carrier.

 On January 12, 2017, the Company reached a final settlement with the SEC to resolve the SEC’s inquiry into ITG Inc.’s activity with respect to pre-released American Depositary Receipts (“ADRs”), substantially all of which related to ITG Inc.’s matched-book operations.  ITG Inc.’s activity in pre-released ADRs was discontinued in the fourth quarter of 2014, with all outstanding transactions completely wound down by the end of 2014.  According to the terms of the settlement, the Company paid an aggregate amount of $24.5 million in January 2017, which includes disgorgement of $15.1 million, prejudgment interest of $1.9 million and a civil monetary penalty of $7.5 million. The Company reserved $24.5 million for a potential settlement with the SEC in the second half of 2016. The Company also incurred approximately $2.9 million in legal and other related costs associated with this matter during the second half of 2016.

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

On August 12, 2015, the Company reached a final settlement with the SEC in connection with the SEC’s investigation into a proprietary trading pilot operated within AlterNet for sixteen months in 2010 through mid-2011. The investigation was focused on customer disclosures, Form ATS regulatory filings and customer information controls relating to the pilot’s trading activity, which included (a) crossing against sell-side clients in POSIT and (b) violations of Company policy and procedures by a former employee. These violations principally involved information breaches for a period of several months in 2010 regarding sell-side parent orders flowing into ITG’s algorithms and executions by all customers in non-POSIT markets that were not otherwise available to ITG clients.  According to the terms of the settlement, the Company paid an aggregate amount of $20.3 million, representing a civil penalty of $18.0 million, disgorgement of approximately $2.1 million in trading revenues and prejudgment interest of approximately $0.25 million.

In connection with the announcement of the SEC investigation regarding AlterNet, two putative class action lawsuits were filed with respect to the Company and certain of its current and former executives and have since been consolidated into a single action captioned In re Investment Technology Group, Inc. Securities Litigation before the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants made material misrepresentations or omitted to disclose material facts concerning, among other subjects, the matters that were the subject of the SEC settlement regarding AlterNet and the SEC investigation that led to the SEC settlement. The complaint seeks an unspecified amount of damages under the federal securities laws.

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

While the Company cannot predict the outcome of these lawsuits, the Company intends to defend them as appropriate. No reserve has been established for these lawsuits since the Company is unable to provide a reasonable estimate of any potential liability given the stage of such proceedings. The Company believes, based on information currently available, that the outcome of these lawsuits, individually or in the aggregate, will not likely have a material adverse effect on its consolidated financial position.  In light of the inherent uncertainties of such proceedings, an adverse outcome of one or more of such proceedings may have a material impact on the results of operations for any particular period.

In addition to the above proceedings, the Company’s broker-dealer subsidiaries are subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which the Company is cooperating. Such investigations and other proceedings may result in judgments, settlements, fines, disgorgements, penalties, injunctions or other relief.  Given the inherent uncertainties and the current stage of these inquiries, and the Company’s ongoing reviews, the Company is unable to predict the outcome of these matters at this time.

Lease Commitments

The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2030. Rent expense for each of the years ended December 31, 2016, 2015 and 2014 was $12.7 million, $12.4 million and $12.4 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight‑line method over the minimum lease term. Minimum future rental commitments under non‑cancelable operating leases follow (dollars in thousands):

Aggregate
Year Ending December 31,	Amount
2017	$12,540
2018	12,282
2019	11,256
2020	9,775
2021	9,789
2022 and thereafter	67,580
Total	$123,222

Other Commitments

Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2016, the Company would be obligated to pay separation payments totaling $4.9 million.

Pursuant to contracts expiring through 2020, the Company is obligated to purchase market data, maintenance and other services totaling $58.3 million.

(22)        Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•

Execution Services — includes (a) self-directed trading using algorithms, smart routing and matching through POSIT in cash equities (including single stocks and portfolio lists), futures and options trading and (b) portfolio trading and high-touch trading desks providing execution expertise

•	Workflow Technology — includes trade order and execution management software applications in addition to network connectivity

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies.  The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense (benefit). Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction except that commissions and fees for trade executions by Canadian clients in the U.S. market are attributed to the Canadian Operations instead of the U.S. Operations. Recurring revenues are principally attributed based upon the location of the client using the respective service.

Regional segment results exclude the impact of Corporate activity, which is presented separately and includes investment income from treasury activity, certain non-operating revenues and other gains as well as costs not associated with operating the businesses within the Company’s regional segments.  These costs include, among others, (a) the costs of being a public company, such as certain staff costs, a portion of external audit fees, and reporting, filing and listing costs, (b) intangible asset amortization, (c) interest expense, (d) professional fees associated with the Company's global transfer pricing structure, (e) foreign exchange gains or losses and (f) certain non-operating expenses.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
2016
Total revenues	$229,655	$61,822	$125,945	$47,919	$3,711	$469,052
(Loss) income before income tax (benefit) expense (1) (3) (4) (5) (6) (8)	(11,133)	11,564	25,470	1,553	(70,694)	(43,240)
Identifiable assets	396,419	80,943	236,071	61,852	—	775,285
Capital purchases	15,547	2,549	1,886	1,333	—	21,315
Depreciation and amortization	32,896	2,402	6,741	1,484	—	43,523
Non-cash share-based compensation	10,642	2,383	5,948	925	5,722	25,620
2015
Total revenues	$285,230	$63,028	$129,729	$48,179	$108,637	$634,803
Income before income tax expense (2) (7) (9)	16,000	10,643	28,244	1,620	64,719	121,226
Identifiable assets	1,304,995	76,561	262,095	65,371	—	1,709,022
Capital purchases	7,748	2,175	1,334	648	—	11,905
Depreciation and amortization	33,971	2,247	6,560	1,373	—	44,151
Non-cash share-based compensation	10,725	1,466	4,505	866	(895)	16,667
2014
Total revenues	$306,540	$77,633	$127,410	$46,926	$1,305	$559,814
Income (loss) before income tax expense (benefit)	35,803	17,259	34,081	(1,690)	(20,466)	64,987
Identifiable assets	929,062	105,898	249,702	66,187	—	1,350,849
Capital purchases	10,645	1,656	1,114	383	—	13,798
Depreciation and amortization	38,659	3,153	6,422	1,150	—	49,384
Non-cash share-based compensation	10,107	695	2,891	979	687	15,359

(1)

In the second quarter of 2016, the Company received insurance proceeds of $2.4 million from its corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in its outsourced primary data center in the U.S. Additionally, the Company generated a nominal gain on the completion of the sale of its investment research operations in May 2016.

(2)

In December 2015, the Company completed the sale of the subsidiaries conducting its energy research operations to an affiliate of Warburg Pincus, a global private equity firm, for $120.5 million. The pre-tax gain of $107.7 million is net of a working capital adjustment on the closing balance sheet, direct costs related to the sale and the carrying value of the net assets disposed.

(3)

In the second half of 2016, the Company incurred $24.5 million for a settlement with the SEC with respect to an inquiry involving pre-released ADRs and incurred legal and other related costs associated with this matter of $2.9 million.

(4)

During the second quarter of 2016, the Company incurred restructuring charges of $4.3 million related to (a) the reduction in its high-touch trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk. In the fourth quarter of 2016, the Company incurred additional restructuring charges of $5.3 million related to management delayering and the elimination of certain positions.

(5)

The Company’s current Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(6)

In the first half of 2016, the Company incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with its former CEO and incurred legal fees of $2.7 million. In the third quarter of 2016, the Company recorded a reimbursement of $0.9 million of these legal fees from its insurance carrier.

(7)

In the third quarter of 2015, the Company reached a final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC’s investigation into a proprietary trading pilot operated during 2010 and 2011. During 2015, the Company incurred $4.9 million in legal and other related costs associated with this matter.

(8)

In the third quarter of 2016, the Company substantially completed the liquidation of its investment in its Israel entity that ceased operations in December 2013. During the Company’s period of ownership and through December 2013, the Company had accumulated foreign exchange translation gains as a component of equity, which have been reclassified as a gain that reduced other general and administrative expenses in the Consolidated Statement of Operations.

(9)

In December 2015, the Company amended the capital structure of its holding company outside North America to provide continued flexibility for the movement of capital. This amendment accelerated the U.S. taxation of amounts earned outside of North America, resulting in a tax charge of $6.5 million.

The table below details the total revenues for the categories of products and services provided by the Company for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Revenues:
Execution Services (1)	$328,252	$386,158	$416,571
Workflow Technology (2)	92,891	94,117	95,926
Analytics	44,198	45,891	46,012
Corporate (non-product)	3,711	108,637	1,305
Total Revenues	$469,052	$634,803	$559,814

Notes:

(1)

In December 2015, the Company sold its energy research operations and in May 2016 the Company sold its remaining investment research operations, both of which were within the Research Sales and Trading (RS&T) product group. Beginning in the second quarter 2016, the remaining portfolio trading and high-touch execution offerings, previously grouped within RS&T, were combined with the electronic execution and liquidity solutions, previously grouped with the Electronic Brokerage (EB) product group, to form the new Execution Services product group to create an optimal alignment for cross-selling synergies. The entire historic activity of EB and RS&T, including the divested investment research operations, has been reclassified to the Execution Services product group to conform to the current presentation.

(2)	Previously known as Platforms.

Long‑lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2016	2015	2014
Long-lived Assets at December 31,
United States	$92,509	$97,226	$107,746
Canada	6,972	6,357	7,070
Europe	22,883	27,226	29,531
Asia Pacific	3,726	3,162	2,377
Total	$126,090	$133,971	$146,724

The Company’s long‑lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(23)        Supplementary Financial Information (unaudited)

The following tables set forth certain unaudited financial data for the Company’s quarterly operations in 2016 and 2015. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2016				(Unaudited) December 31, 2015
$ in thousands, expect per share	Fourth	Third	Second	First	Fourth	Third	Second	First
amounts	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenues	$119,589	104,185	120,610	124,668	$224,173	$120,409	$140,494	$149,727
Expenses:
Compensation and employee benefits	42,980	45,127	48,315	52,464	51,711	46,305	53,899	57,408
Transaction processing	24,540	20,799	22,098	22,834	20,111	21,621	25,187	24,573
Occupancy and equipment	14,296	13,849	14,066	13,978	14,424	14,229	14,470	14,372
Telecommunications and data processing services	13,302	13,720	14,848	14,773	12,961	12,779	13,011	12,772
Restructuring charges	5,265	—	4,355	—	—	—	—	—
Other general and administrative	20,803	37,927	26,014	23,722	19,894	21,856	42,408	17,757
Interest expense	549	561	572	535	427	429	468	505
Total expenses	121,735	131,983	130,268	128,306	119,528	117,219	149,443	127,387
(Loss) income before income tax (benefit) expense	(2,146)	(27,798)	(9,658)	(3,638)	104,645	3,190	(8,949)	22,340
Income tax (benefit) expense	(7,862)	(3,887)	(4,441)	(1,132)	22,308	480	1,261	5,607
Net income (loss)	$5,716	$(23,911)	$(5,217)	$(2,506)	$82,337	$2,710	$(10,210)	$16,733
Basic income (loss) per share	$0.18	$(0.73)	$(0.16)	$(0.08)	$2.46	$0.08	$(0.30)	$0.49
Diluted income (loss) per share	$0.17	$(0.73)	$(0.16)	$(0.08)	$2.40	$0.08	$(0.30)	$0.47
Basic weighted average number of common shares outstanding	32,607	32,725	33,189	33,106	33,433	33,859	34,076	34,268
Diluted weighted average number of common shares outstanding	33,988	32,725	33,189	33,106	34,359	34,547	34,076	34,451

Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2016				(Unaudited) December 31, 2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
As a percentage of Total Revenues	Quarter (a)(b)(c)	Quarter (a)	Quarter (b)(d)	Quarter (d)	Quarter (e)	Quarter (f)	Quarter (f)	Quarter
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	35.9	43.3	40.1	42.1	23.1	38.4	38.4	38.3
Transaction processing	20.5	20.0	18.3	18.3	9.0	18.0	17.9	16.4
Occupancy and equipment	12.0	13.3	11.7	11.2	6.4	11.8	10.3	9.6
Telecommunications and data processing services	11.1	13.2	12.3	11.8	5.8	10.6	9.3	8.5
Restructuring charges	4.4	—	3.6	—	—	—	—	—
Other general and administrative	17.4	36.4	21.6	19.0	8.9	18.2	30.2	11.9
Interest expense	0.5	0.5	0.5	0.4	0.2	0.4	0.3	0.3
Total expenses	101.8	126.7	108.1	102.8	53.4	97.4	106.4	85.0
(Loss) income before income tax (benefit) expense	(1.8)	(26.7)	(8.1)	(2.8)	46.6	2.6	(6.4)	15.0
Income tax (benefit) expense	(6.6)	(3.7)	(3.7)	(0.9)	10	0.4	0.9	3.7
Net income (loss)	4.8%	(23.0)%	(4.4)%	(1.9)%	36.6%	2.2%	(7.3)%	11.3%

(a)

During the third and fourth quarters of 2016, the Company accrued $22.1 million and $2.4 million, respectively, for a settlement with the SEC with respect to an inquiry involving pre-released ADRs and incurred legal and other related costs associated with this matter of $1.6 million and $1.3 million, respectively.

(b)

During the fourth quarter of 2016, the Company incurred restructuring charges of $5.3 million related to management delayering and the elimination of certain positions. During the second quarter of 2016, the Company incurred restructuring charges of $4.3 million related to (a) the reduction in its high-touch trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.

(c)	During the fourth quarter of 2016, the Company resolved a multi-year tax contingency in the U.S. and reduced tax reserves by $7.3 million.
(d)

During the first and second quarters of 2016, the Company incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with its former CEO and incurred legal fees of $2.7 million. In the third quarter of 2016, the Company recorded a reimbursement of $0.9 million of these legal fees from its insurance carrier.

(e)

Fourth quarter of 2015 results include the gain on the sale of the subsidiaries conducting the Company’s energy research operations to an affiliate of Warburg Pincus (see Note 4, Divestitures and Acquisitions) as well as a tax charge resulting from the amendment of the capital structure of the Company’s principal holding company outside North America (see Note 9, Income Taxes).

(f)

Second quarter of 2015 results include the final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC’s investigation into a proprietary trading pilot operated during 2010 and 2011. The Company incurred legal and other related fees for this matter of $2.3 million and $2.6 million during the second quarter of 2015 and the third quarter of 2015, respectively.

(24)        Subsequent Event

On January 27, 2017, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 26, 2018 and includes essentially the same terms as the 2016 Credit Agreement which it succeeds.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants reportable herein.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of ITG is responsible for establishing and maintaining adequate internal control over financial reporting. ITG’s internal control over financial reporting is a process designed under the supervision of ITG’s chief executive and chief financial officers, and affected by ITG’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of ITG’s financial statements for external reporting purposes in accordance with U.S. GAAP and includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ITG, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of ITG are being made only in accordance with authorizations of ITG’s management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ITG’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of ITG’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of ITG’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, ITG’s independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG’s internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Investment Technology Group, Inc.:

We have audited Investment Technology Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Investment Technology Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 1, 2017

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this item is contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Executive Compensation

Information with respect to this item is contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to this item is contained in the Proxy Statement for the 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Schedules

Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibits Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10‑K for the year ended December 31, 1999).
3.2	Amended and Restated By‑laws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed on February 27, 2017).
4.1	Form of Certificate for Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10‑K for the year ended December 31, 1999).

10.1

Credit Agreement, dated January 29, 2016 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.2*

Credit Agreement, dated January 27, 2017 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent.

10.3

Lease, dated as of February 24, 2012, between Brookfield Properties OLP Co. LLC and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10‑K for the year ended December 31, 2011).

10.4(†)

Amended and Restated Investment Technology Group, Inc. Pay‑For‑Performance Incentive Plan (incorporated by reference to Exhibit 10.13.2 to the Annual Report on Form 10‑K for the year ended December 31, 2007).

10.4.1(†)

Amended and Restated Investment Technology Group, Inc. Pay‑For‑Performance Incentive Plan (2014) (incorporated by reference to Exhibit 10.5.1 to the Annual Report on Form 10‑K for the year ended December 31, 2014).

10.5(†)

Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010).

Exhibits Number	Description
10.5.1(†)

Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (2014) (incorporated by reference to Exhibit 10.6.1 to the Annual Report on Form 10‑K for the year ended December 31, 2014).

10.5.2(†)	Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (2015) (incorporated by reference to Exhibit 99.1 to Form S-8 filed on September 25, 2015).
10.5.3(†)

Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (2017) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on January 26, 2017).

10.6(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10‑K for the year ended December 31, 2007).
10.6.1(†)

Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2014) (incorporated by reference as Exhibit 10.7.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.6.2(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2017) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8‑K filed on January 26, 2017).
10.7(†)

Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q for the quarter ended September 30, 2011).

10.7.1(†)

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2014) (incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10‑K for the year ended December 31, 2014).

10.7.2(†)

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2015) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K  filed on February 9, 2015).

10.7.3(†)

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).

10.7.4(†)

Amended and Restated Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan Variable Compensation Stock Unit Award Program Subplan (2017) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on January 26, 2017).

10.8(†)

Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2014) (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10‑K for the year ended December 31, 2014).

10.9(†)

Form of Grant Notice under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2014) (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10‑K for the year ended December 31, 2013).

10.10(†)

Form of Grant Notice (ExCo ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2015) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on February 9, 2015).

10.11(†)

Form of Grant Notice (ExCo ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2016) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.12(†)

Form of Grant Notice (MD ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2015) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10‑K for the year ended December 31, 2014).

Exhibits Number	Description
10.13*(†)

Form of Grant Notice (ExCo Performance-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2017).

10.14*(†)

Form of Grant Notice (ExCo Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2017).

10.15*(†)

Form of Grant Notice (Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2017).

10.16(†)	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10‑K for the year ended December 31, 2014).
10.16.1(†)

Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (2015) (incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.17(†)	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10‑K for the year ended December 31, 2010).
10.18(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.19.2 to the Annual Report on Form 10‑K for the year ended December 31, 2007).

10.18.1(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).

10.18.2(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (2016) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.19(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10‑K for the year ended December 31, 2007).
10.19.1(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).
10.19.2(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).
10.19.3*(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (2017).
10.20(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non‑Employee Directors (incorporated by reference to Exhibit 10.4 to Form 10‑Q for the quarter ended September 30, 2007).
10.20.1*(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Initial Stock Units) for Non‑Employee Directors (2017).
10.21(†)

Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Annual Stock Units) for Non‑Employee Directors (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).

10.21.1*(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Annual Stock Units) for Non‑Employee Directors (2017).
10.22(†)

Employment Agreement, dated October 16, 2015, between Investment Technology Group, Inc. and Francis J. Troise, including forms of Stock Unit Grant Agreements and a form of a Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 19, 2015).

10.23(†)

Offer letter dated December 21, 2009 between Steven R. Vigliotti and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10‑K for the year ended December 31, 2009).

10.24(†)

Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference to Exhibit 10.1 to Form 10‑Q for the quarter ended June 30, 2008).

Exhibits Number	Description

10.25(†)

Employment Letter, dated October 15, 2016, between Investment Technology Group, Inc. and R. Jarrett Lilien (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on October 19, 2015).

10.26(†)

Stock Unit Grant Agreement, dated as of October 19, 2015, between Investment Technology Group, Inc. and R. Jarrett Lilien (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.27(†)

Agreement, dated May 9, 2016, by and between Michael V. Marrale and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.28(†)

Settlement Agreement and General Release, dated June 22, 2016, by and between Robert C. Gasser and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 23, 2016).

21.1*	Subsidiaries of Company.
23.1*	Consent of KPMG LLP.
31.1*	Rule 13a‑14(a) Certification.
31.2*	Rule 13a‑14(a) Certification.
32.1**	Section 1350 Certification.
101.INS*	XBRL Report Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Furnished herewith.

(†) Management contracts or compensatory plans or arrangements.

See list of exhibits at Item 15(a)(3) above and exhibits following.

Item 16.  Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investment Technology Group, Inc.

By:	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial and Administrative Officer and
Duly Authorized Signatory of Registrant

Dated: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MINDER CHENG	Chairman of Board of Directors	March 1, 2017
Minder Cheng

/s/ FRANCIS J. TROISE	Chief Executive Officer, President and Director	March 1, 2017
Francis J. Troise

/s/ STEVEN R. VIGLIOTTI	Managing Director and Chief	March 1, 2017
Steven R. Vigliotti	Financial and Administrative Officer (Principal Financial Officer)

/s/ ANGELO BULONE	Managing Director and Controller	March 1, 2017
Angelo Bulone	(Principal Accounting Officer)

/s/ BRIAN G. CARTWRIGHT	Director	March 1, 2017
Brian G. Cartwright

/s/ TIMOTHY L. JONES	Director	March 1, 2017
Timothy L. Jones

/s/ R. JARRETT LILIEN	Director	March 1, 2017
R. Jarrett Lilien

/s/ KEVIN J. LYNCH	Director	March 1, 2017
Kevin J. Lynch

/s/ LEE SHAVEL	Director	March 1, 2017
Lee Shavel

/s/ STEVEN S. WOOD	Director	March 1, 2017
Steven S. Wood