Form 10-Q
period 2017-03-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2017-05-08
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

At April 11, 2017, the Registrant had 33,146,699 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Net, POSIT, POSIT Alert, RFQ‑hub and MATCHNow are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives Single Ticket Clearing and are trademarks or service marks of the Investment Technology Group, Inc. companies.

PRELIMINARY NOTES

When we use the terms “ITG,” the “Company,” “we,” “us” and “our,” we mean Investment Technology Group, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to the historical information contained throughout this Quarterly Report on Form 10‑Q, there are forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements regarding our expectations related to our future financial position, results of operations, revenues, cash flows, dividends, stock repurchases, financing plans, business and product strategies, competitive positions, as well as the plans and objectives of management for future operations, and all expectations concerning securities markets, client trading and economic trends are forward‑looking statements. In some cases, you can identify these statements by forward‑looking words such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “trend,” “potential” or “continue” and the negative of these terms and other comparable terminology.

Although we believe our expectations reflected in such forward‑looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations and customer or shareholder reaction to, or further proceedings or sanctions based on, such matters, the volatility of our stock price, changes in tax policy or accounting rules, the ability of the Company to recognize its deferred tax assets, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, operational risks related to misconduct or errors by our employees or entities with which we do business, cash flows into or redemptions from equity mutual funds, ability to meet liquidity requirements related to the clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees, and our ability to pay dividends or repurchase our common stock in the future.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2016, which you are encouraged to read.  Our 2016 Annual Report on Form 10-K is also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward‑looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward‑looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$245,449	$277,977
Cash restricted or segregated under regulations and other	13,487	40,353
Deposits with clearing organizations	57,418	62,556
Securities owned, at fair value	2,150	2,557
Receivables from brokers, dealers and clearing organizations	279,358	152,294
Receivables from customers	95,131	54,486
Premises and equipment, net	58,144	59,333
Capitalized software, net	39,301	38,606
Goodwill	10,220	10,102
Intangibles, net	15,075	15,390
Income taxes receivable	670	873
Deferred taxes	43,169	38,688
Other assets	25,084	22,070
Total assets	$884,656	$775,285
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$135,416	$174,343
Short-term bank loans	129,737	72,150
Payables to brokers, dealers and clearing organizations	184,533	100,188
Payables to customers	22,660	12,272
Securities sold, not yet purchased, at fair value	—	249
Income taxes payable	4,284	4,552
Term debt	4,802	6,367
Total liabilities	481,432	370,121
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,565,272 and 52,456,165 shares issued at March 31, 2017 and December 31, 2016, respectively	526	525
Additional paid-in capital	236,995	248,748
Retained earnings	538,678	536,350
Common stock held in treasury, at cost; 19,420,086 and 19,830,032 shares at March 31, 2017 and December 31, 2016, respectively	(341,024)	(346,482)
Accumulated other comprehensive loss (net of tax)	(31,951)	(33,977)
Total stockholders’ equity	403,224	405,164
Total liabilities and stockholders’ equity	$884,656	$775,285

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Commissions and fees	$99,880	$98,960
Recurring	18,950	22,195
Other	2,005	3,513
Total revenues	120,835	124,668
Expenses:
Compensation and employee benefits	46,684	52,464
Transaction processing	24,856	22,834
Occupancy and equipment	15,622	13,978
Telecommunications and data processing services	12,027	14,773
Other general and administrative	17,315	23,722
Interest expense	520	535
Total expenses	117,024	128,306
Income (loss) before income tax benefit	3,811	(3,638)
Income tax benefit	(1,491)	(1,132)
Net income (loss)	$5,302	$(2,506)
Income (loss) per share:
Basic	$0.16	$(0.08)
Diluted	$0.16	$(0.08)
Basic weighted average number of common shares outstanding	32,949	33,106
Diluted weighted average number of common shares outstanding	34,130	33,106

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$5,302	$(2,506)
Other comprehensive income, net of tax:
Currency translation adjustment	2,026	1,819
Other comprehensive income	2,026	1,819
Comprehensive income (loss)	$7,328	$(687)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three months ended March 31, 2017

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at January 1, 2017	$—	$525	$248,748	$536,350	$(346,482)	$(33,977)	$405,164
Net income	—	—	—	5,302	—	—	5,302
Other comprehensive income	—	—	—	—	—	2,026	2,026
Issuance of common stock in connection with restricted stock unit awards (1,167,136 shares)	—	1	(18,310)	—	18,494	—	185
Shares withheld for net settlements of share-based awards (487,789 shares)	—	—	—	—	(9,851)	—	(9,851)
Purchase of common stock for treasury (161,708 shares)	—	—	—	—	(3,210)	—	(3,210)
Dividends declared on common stock	—	—	4	(2,331)	25	—	(2,302)
Share-based compensation	—	—	5,687	—	—	—	5,687
Cumulative effect of accounting change			866	(643)			223
Balance at March 31, 2017	$—	$526	$236,995	$538,678	$(341,024)	$(31,951)	$403,224

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$5,302	$(2,506)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,227	10,781
Deferred income tax (benefit) expense	(4,208)	9,292
Provision for doubtful accounts	(12)	132
Non-cash share-based compensation	5,687	6,641
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	26,897	(229)
Deposits with clearing organizations	5,664	(9,625)
Securities owned, at fair value	408	(329)
Receivables from brokers, dealers and clearing organizations	(124,963)	64,108
Receivables from customers	(39,774)	(21,797)
Accounts payable and accrued expenses	(39,510)	(17,929)
Payables to brokers, dealers and clearing organizations	83,338	(64,063)
Payables to customers	10,314	10,147
Securities sold, not yet purchased, at fair value	(248)	1,140
Income taxes receivable/payable	(94)	(14,299)
Excess tax benefit from share-based payment arrangements	—	(868)
Other, net	(2,169)	(3,205)
Net cash used in operating activities	(62,141)	(32,609)
Cash Flows from Investing Activities:
Capital purchases	(3,129)	(2,782)
Capitalization of software development costs	(7,100)	(6,346)
Net cash (used in) provided by investing activities	(10,229)	(9,128)
Cash Flows from Financing Activities:
Repayments of long term debt	(1,565)	(1,465)
Proceeds from (repayments of) borrowing under short-term bank loans	57,587	(114)
Debt issuance costs	(756)	(807)
Excess tax benefit from share-based payment arrangements	—	868
Common stock issued	185	2,202
Common stock repurchased	(3,210)	(9,614)
Dividends paid	(2,300)	(2,297)
Shares withheld for net settlements of share-based awards	(9,851)	(6,295)
Net cash provided by (used in) financing activities	40,090	(17,522)
Effect of exchange rate changes on cash and cash equivalents	(248)	2,994
Net decrease in cash and cash equivalents	(32,528)	(56,265)
Cash and cash equivalents—beginning of year	277,977	330,653
Cash and cash equivalents—end of year	$245,449	$274,388

Supplemental cash flow information:
Interest paid	$1,133	$1,071
Income taxes paid	$2,829	$3,949

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

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors. ITG empowers traders to reduce the end-to-end cost of implementing investments via technology-enabled liquidity, execution, analytics and workflow technology solutions. ITG has offices in Asia Pacific, Europe and North America and offers execution services in more than 50 countries.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled. This is in contrast to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and as such was implemented on January 1, 2017.

As a result of this adoption, the Company:

•	Recognized net excess tax benefits of $1.1 million during the three months ended March 31, 2017, which is included in income tax benefit in the Condensed Consolidated Statements of Operations.

•

Elected to adopt the cash flow presentation of the excess tax benefits prospectively during the three months ended March 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity in the Condensed Consolidated Statement of Cash Flows.

•

Elected to account for forfeitures as they occur rather than under the previous method of estimating the number of stock-based awards expected to vest in order to determine the amount of compensation cost to be recognized in each period. This resulted in an adjustment for the cumulative effect of this accounting change as of January 1, 2017 to reduce retained earnings by $0.6 million and to increase deferred tax assets and additional paid-in capital by $0.3 million and $0.9 million, respectively.

•

Did not change its policy on statutory withholding requirements. Amounts paid by the Company to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in the Consolidated Statements of Cash Flows.

•	Excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three months ended March 31, 2017.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Mutual funds	2,150	2,150	—	—
Total	$2,151	$2,151	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks-trading securities	$244	$244	$—	$—
Mutual funds	2,313	2,313	—	—
Total	$2,557	$2,557	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	249	249	—	—
Total	$249	$249	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following March 31, 2017, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at March 31, 2017 and December 31, 2016 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2016 Restructuring

As part of an end-to-end review of its business, the Company has determined that its strategy is to increasingly focus its resources on its core capabilities in liquidity, execution, analytics and workflow technology solutions. To that end, in 2016, the Company implemented restructuring plans to (i) reduce headcount in its high-touch trading and sales organizations, (ii) close its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk and (iii) identify additional annual cost savings from management delayering and the elimination of certain positions.

Activity and liability balances recorded as part of the restructuring plan through March 31, 2017 are as follows (dollars in thousands):

Amount
Balance at December 31, 2016	$3,157
Utilized - cash (primarily severance related)	(2,890)
Currency translation	9
Balance at March 31, 2017	$276

The payment of the remaining accrued costs will continue through June 2017.

(4) Cash Restricted or Segregated Under Regulations and Other

Cash restricted or segregated under regulations and other represents (i) a special reserve bank account for the exclusive benefit of customers (“Special Reserve Bank Account”) maintained by ITG Inc. in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Customer Protection Rule”), or agreements for proprietary accounts of broker dealers (“PABs”), (ii) funds on deposit for Canadian and European trade clearing and settlement activity, (iii) segregated balances under a collateral account control agreement for the benefit of certain customers, and (iv) funds relating to the securitization of bank guarantees supporting the Company’s Australian and French leases.

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Corporate stocks - trading securities	$—	$244	$—	$249
Mutual funds	2,150	2,313	—	—
Total	$2,150	$2,557	$—	$249

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

The Company had reserves for unrecognized tax benefits of $7.4 million at March 31, 2017 and December 31, 2016. The Company had accrued interest expense related to tax reserves of $1.4 million and $1.3 million, net of related tax effects, at March 31, 2017 and December 31, 2016, respectively.

(7) Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill by the Company’s European Operations segment for the three months ended March 31, 2017 (dollars in thousands):

Total
Balance at December 31, 2016	$10,102
2017 Activity:
Currency translation adjustment	118
Balance at March 31, 2017	$10,220

Other Intangible Assets

Acquired other intangible assets consisted of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,519	$—	$8,518	$—	—
Customer-related intangibles	10,381	5,740	10,358	5,584	17.0
Proprietary software	23,184	21,658	23,165	21,456	9.4
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$42,473	$27,398	$42,430	$27,040

At March 31, 2017, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.3 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2017, no intangibles were deemed impaired, and accordingly, no adjustment was required.

The following table represents the changes in the carrying amount of net intangible assets for the three months ended March 31, 2017 (dollars in thousands):

Total
Balance at December 31, 2016	$15,390
2017 Activity:
Amortization	(343)
Currency translation adjustment	28
Balance at March 31, 2017	$15,075

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Broker-dealers	$245,645	$147,116	$110,103	$56,894
Clearing organizations	9,242	5,117	9,770	8,096
Securities borrowed*	25,006	374	—	—
Securities loaned	—	—	64,660	35,198
Allowance for doubtful accounts	(535)	(313)	—	—
Total	$279,358	$152,294	$184,533	$100,188

*	See Securities Borrowed and Loaned below.

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Customers	$95,420	$55,006	$22,660	$12,272
Allowance for doubtful accounts	(289)	(520)	—	—
Net	$95,131	$54,486	$22,660	$12,272

Securities Borrowed and Loaned

In the second quarter 2016, the Company closed its U.S. matched-book securities lending operations.  At March 31, 2017, the balances for securities borrowed and securities loaned relate to customer settlement activities.

The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned within the U.S. matched-book operations prior to the wind-down of all balances, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 were as follows (dollars in thousands):

Three Months Ended March 31,
2016
Interest earned	$1,632
Interest incurred	(1,066)
Net	$566

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of March 31, 2017:
Deposits paid for securities borrowed	$25,006	$—	$25,006	$25,006	$—
Deposits received for securities loaned	(64,660)	—	(64,660)	(63,782)	(878)
As of December 31, 2016:
Deposits paid for securities borrowed	$374	$—	$374	$374	$—
Deposits received for securities loaned	(35,198)	—	(35,198)	(34,245)	(953)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31,	December 31,
	2017	2016
Accrued research payables	$53,553	$45,826
Accrued compensation and benefits	12,653	34,526
Accrued settlement costs	—	24,450
Accrued rent	18,988	19,061
Trade payables	14,869	14,474
Deferred revenue	6,353	7,643
Deferred compensation	3,123	3,262
Accrued restructuring	276	3,157
Accrued transaction processing	3,955	3,230
Other	21,646	18,714
Total	$135,416	$174,343

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2017, there was $129.7 million outstanding under these facilities at a weighted average interest rate of approximately 0.4% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, that matured in January 2017. On January 27, 2017, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 26, 2018. At March 31, 2017, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Term loans	$2,926	$3,098
Obligations under capital lease	1,876	3,269
Total	$4,802	$6,367

On December 30, 2015, the Parent Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services (“H-P Loan”), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 beginning in April 2016 and accrues interest at 2.95%. At March 31, 2017 and December 31, 2016, there was $2.9 million and $3.1 million, respectively, outstanding under the H-P Loan.

On August 10, 2012, the Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term that began upon the substantial completion of the build-out, at the end of which Parent Company may purchase the underlying assets for $1.  At March 31, 2017 and December 31, 2016, there was $1.9 million and $3.3 million, respectively, outstanding under the BMO facility.

The BMO facility requires compliance with the financial covenants of the Credit Agreement.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2017	2016
Three Months Ended
Net income (loss) for basic and diluted earnings per share	$5,302	$(2,506)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	32,949	33,106
Effect of dilutive securities	1,181	—
Average common shares used in diluted computation	34,130	33,106
Income (loss) per share:
Basic	$0.16	$(0.08)
Diluted	$0.16	$(0.08)

For the three months ended March 31, 2017, there were approximately 0.2 million average shares that were anti-dilutive and thus not included in the computation of diluted EPS. There were no anti-dilutive equity awards for the three month period ended March 31, 2016 due to the fact that the Company recorded a loss.

(12) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the three month periods ended March 31, 2017 and 2016 are as follows (dollars in thousands):

Three Months Ended March 31, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	2,026
Balance at March 31, 2017	$(31,951)

Three Months Ended March 31, 2016
Balance at December 31, 2015	$(19,495)
Other comprehensive income	1,819
Balance at March 31, 2016	$(17,676)

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

Net capital balances and the amounts in excess of required net capital at March 31, 2017 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$79,820	$78,820
AlterNet	3,239	3,077
ITG Derivatives	860	760

As of March 31, 2017, ITG Inc. had $8.9 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$24,984	$24,610
European Operations
Ireland	70,313	33,333
U.K.	1,955	1,173
Asia Pacific Operations
Australia	22,990	12,466
Hong Kong	2,840	2,403
Singapore	1,025	954

During the three months ended March 31, 2017, the Company migrated from self-clearing in Hong Kong to the use of a third-party clearer who settles trades executed in Hong Kong on behalf of ITG Australia Limited.

(14) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•

Execution Services — includes (a) liquidity matching through POSIT, (b) self-directed trading using algorithms (including single stocks and portfolio lists) and smart routing, (c) portfolio trading and high-touch trading desks providing execution expertise and (d) futures and options trading

•	Workflow Technology — includes trade order and execution management software applications in addition to network connectivity

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense (benefit). Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain technology related costs are allocated to a segment to support that segment’s revenue producing activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction except that commissions and fees for trade executions by Canadian clients in the U.S. market are attributed to the Canadian Operations instead of the U.S. Operations. Recurring revenues are principally attributed based upon the location of the client using the respective service.

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
Three Months Ended March 31, 2017
Total revenues	$53,393	$16,482	$36,712	$13,943	$305	$120,835
Income (loss) before income tax expense (benefit)	(6,604)	3,498	11,201	1,845	(6,129)	3,811
Identifiable assets	412,323	90,276	330,309	51,748	—	884,656
Three Months Ended March 31, 2016
Total revenues	$66,329	$16,096	$31,139	$10,757	$347	$124,668
(Loss) income before income tax (benefit) expense (1) (2)	2,105	3,338	5,679	(600)	(14,160)	(3,638)
Identifiable assets	1,196,340	100,599	253,135	67,149	—	1,617,223

The following notes relate to Corporate activity:

(1)

During the three months ended March 31, 2016, the Company expensed $2.8 million for cash and stock awards granted to its current Chief Executive Officer upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(2)

During the three months ended March 31, 2016, the Company established a reserve of $2.5 million in accordance with ASC 450, Contingencies, for the pending arbitration case with its former Chief Executive Officer and incurred legal fees related to this matter of $0.3 million.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Execution Services	$86,287	$89,793
Workflow Technology	23,100	23,593
Analytics	11,143	10,935
Corporate (non-product)	305	347
Total Revenues	$120,835	$124,668

(15) Dividend Program

During the three months ended March 31, 2017, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

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

(17) Contingencies – Legal Matters

On January 12, 2017, the Company reached a final settlement with the SEC to resolve the SEC’s inquiry into ITG Inc.’s activity with respect to pre-released American Depositary Receipts (“ADRs”), substantially all of which related to ITG Inc.’s matched-book operations.  ITG Inc.’s activity in pre-released ADRs was discontinued in the fourth quarter of 2014, with all outstanding transactions completely wound down by the end of 2014.  According to the terms of the settlement, the Company paid an aggregate amount of $24.5 million in January 2017, which includes disgorgement of $15.1 million, prejudgment interest of $1.9 million and a civil monetary penalty of $7.5 million. The Company had fully reserved the $24.5 million as of December 31, 2016.

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

In connection with the announcement of the SEC investigation regarding AlterNet, two putative class action lawsuits were filed with respect to the Company and certain of its current and former executives and have since been consolidated into a single action captioned In re Investment Technology Group, Inc. Securities Litigation before the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants made material misrepresentations or omitted to disclose material facts concerning, among other subjects, the matters that were the subject of the SEC settlement regarding AlterNet and the SEC investigation that led to the SEC settlement. The complaint seeks an unspecified amount of damages under the federal securities laws. On April 26, 2017, the court granted in part and denied in part the Company’s motion to dismiss the complaint and granted the plaintiff leave to file a motion to amend its complaint within 30 days from the date of the court’s opinion.

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

Overview

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors. ITG empowers traders to reduce the end-to-end cost of implementing investments via technology-enabled liquidity, execution, analytics and workflow technology solutions. ITG has offices in Asia Pacific, Europe and North America and offers execution services in more than 50 countries.

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 14, Segment Reporting, to the condensed consolidated financial statements). These four operating segments provide the following categories of products and services:

•

Execution Services — includes (a) liquidity matching through POSIT, (b) self-directed trading using algorithms (including single stocks and portfolio lists) and smart routing, (c) portfolio trading and high-touch trading desks providing execution expertise and (d) futures and options trading

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

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value‑added FIX‑based financial electronic communications network) and third‑party brokers and alternative trading systems whose trading products are made available to our clients on our order management system (“OMS”) and execution management system (“EMS”) applications in addition to commission sharing arrangements for our Single Ticket Clearing service and our RFQ‑hub request‑for‑quote service. Because commissions are earned on a per‑transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by the existence of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer‑to‑computer links to customers through ITG Net and third‑party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell‑side to receive orders from, and send indications of interest to, the buy‑side and for the sell‑side to receive requests‑for‑quotes through RFQ‑hub, (ii) software and analytical products and services and (iii) maintenance and customer technical support for our OMS. Prior to the divestiture of our remaining investment research operations in May 2016, recurring revenues included subscriptions from these operations.

Other revenues include: (1) for historical periods up until April 2016, income from principal trading in Canada, including within our arbitrage trading desk, (2) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign exchange transactions unrelated to equity trades, (3) for historical periods up until June 2016, the net interest spread earned on matched-book securities borrowed and loaned transactions, (4) non-recurring consulting services, such as one-time implementation and customer training related activities, (5) investment income from treasury activity, (6) interest income on securities borrowed in connection with customers’ settlement activities, (7) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including trade errors and client trade accommodations) and (8) non‑recurring gains and losses such as divestitures.

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

Adjusted expenses, adjusted income (loss) before income tax expense (benefit), adjusted income tax expense (benefit) and adjusted net income (loss), together with related per share amounts, are non‑GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted expenses, adjusted income before income tax expense, adjusted income tax expense and adjusted net income to expenses, loss before income tax benefit, income tax benefit and net loss and related per share amounts as determined in accordance with U.S. GAAP for the three months ended March 31, 2016 are provided below (dollars in thousands except per share amounts). There were no such adjustments during the three months ended March 31, 2017.

Three Months Ended
March 31, 2016
Total expenses	$128,306
Less:
Compensation awards for current CEO (1)	(2,797)
Arbitration case with former CEO and associated costs (2)	(2,812)
Adjusted expenses	$122,697

Loss before income tax benefit	$(3,638)
Effect of adjustments	5,609
Adjusted income before income tax expense	$1,971

Income tax benefit	$(1,132)
Tax effect of adjustments (1) (2)	1,262
Adjusted income tax expense	$130

Net loss	$(2,506)
Net effect of adjustments	4,347
Adjusted net income	$1,841

Diluted loss per share	$(0.08)
Net effect of adjustments	0.13
Adjusted diluted income per share	$0.05

(1)

During the three months ended March 31, 2016, we expensed $2.8 million for cash and stock awards granted to our current Chief Executive Officer upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(2)

During the three months ended March 31, 2016, we established a reserve of $2.5 million in accordance with ASC 450, Contingencies, for the pending arbitration case with our former Chief Executive Officer and incurred legal fees related to this matter of $0.3 million.

Executive Summary for the Quarter Ended March 31, 2017

Consolidated Overview

We posted our second consecutive quarter of global profitability in the first quarter of 2017 due to record profitability in Europe and Asia Pacific, driven in part by the growth in block trading through POSIT Alert. In North America we posted continued solid results in Canada and saw a reduction in revenues in the U.S. following the very active fourth quarter of 2016 post the U.S. election. We did, however, continue to grow market share in the U.S. and we took further actions to reduce our cost base through reductions in headcount and office space as we focus on restoring profitability in the U.S. and funding investments in targeted growth initiatives.

On a U.S. GAAP basis, we generated revenues of $120.8 million and net income of $5.3 million, or $0.16 per diluted share in the first quarter of 2017 compared to revenues of $124.7 million and a net loss of $2.5 million, or $0.08 per diluted share in the first quarter of 2016.  On an adjusted basis, we generated net income of $1.8 million, or $0.05 per share (see Non-GAAP Financial Measures) in the first quarter of 2016.  Expenses of $117.0 million in the first quarter of 2017 were down 9% from expenses of $128.3 million and 5% from adjusted expenses of $122.7 million (see Non-GAAP

Financial Measures) in the first quarter of 2016, primarily reflecting the divestiture of our remaining investment research operations as well as lower legal costs.

We are continuing our focus on growth through the execution of our Strategic Operating Plan, which aims to enhance our global capabilities in liquidity, execution, analytics and workflow technology solutions. We have sharpened our focus around these four key service offerings following the divestitures and closings of non-core operations. As part of this plan we are pursuing significant investments in technology and people to bolster these key service offerings and sharpen our brand with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis.

Segment Discussions

Our U.S. average daily volume (“ADV”) for the first quarter of 2017 was 150.9 million shares, up 4% from the fourth quarter of 2016 and down 7% from the very active first quarter of 2016.  While we saw a second consecutive quarter with market share gains in the U.S., there were significant movements within the mix of our volume amongst our client segments that resulted in lower trading revenues and higher execution costs. The reduced trading margin, together with $3.3 million of employee separation and lease abandonment costs, increased our reported pre-tax loss in the U.S. to $6.6 million in the first quarter of 2017 from $1.8 million in the fourth quarter of 2016.

Canadian revenues were higher than the first quarter of 2016 despite the closure of the arbitrage trading desk in April 2016.  Trading commissions were 11% higher than the first quarter of 2016 while market volumes were down 7% year-over-year. The stronger results were due to a second consecutive record quarter in MATCHNow as well as growth in POSIT Alert and electronic trading from sell-side clients.

In Europe we had record levels of revenue, market share and pre-tax profitability in the first quarter of 2017. The growth in trading from buy-side clients, particularly in POSIT Alert where we saw record activity, more than offset the impact of reduced activity from sell-side clients. The improved mix of business has raised our average commission rate and significantly improved our margins.

Our Asia Pacific business achieved its most profitable quarter on record. Our pre-tax profit was $1.8 million, compared with a $0.6 million pre-tax loss in the prior year quarter. Asia Pacific commissions and fees increased 33% over the prior year quarter, significantly outpacing the 10% growth in overall market-wide activity, driven by record activity in POSIT Alert for the fourth consecutive quarter and strong growth in algorithmic trading.

Corporate activity in the first quarter of 2017 reduced pre-tax income by $6.1 million compared to a pre-tax reduction of $14.2 million in the first quarter of 2016. The reduction in the pre-tax loss reflects the impact of costs incurred during the prior year period related to the arbitration with ITG’s former CEO and the expensing of upfront cash and stock awards granted to our current CEO, a significant portion of which replaced compensation he forfeited at his former employer. We also saw reductions in legal fees and intangible amortization.

Capital Resource Allocation

During the first quarter of 2017, we repurchased 161,708 shares under our authorized stock repurchase program for $3.2 million, or an average cost of $19.85 per share, and we maintained our $0.07 quarterly dividend program, paying out $2.3 million in cash.

Going forward we expect to use our share repurchase program to offset dilution from the issuance of stock under employee compensation plans. We may repurchase additional shares opportunistically depending on various factors including, among others, market conditions and competing needs for the use of our capital.

Results of Operations — Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$40,561	$49,453	$(8,892)	(18)%
Recurring	11,921	15,522	(3,601)	(23)%
Other	911	1,354	(443)	(33)%
Total revenues	53,393	66,329	(12,936)	(20)%
Expenses:
Compensation and employee benefits	26,801	29,399	(2,598)	(9)%
Transaction processing	10,948	10,239	709	7%
Other expenses	22,248	24,586	(2,338)	(10)%
Total expenses	59,997	64,224	(4,227)	(7)%
(Loss) income before income tax (benefit) expense	$(6,604)	$2,105	$(8,709)	N/A

Commissions and fees declined 18% compared to the prior year quarter resulting from a 7% reduction in our ADV, which compared favorably to the 20% decrease in total daily U.S. market volumes. Commissions and fees were also negatively impacted by a 14% decline in our overall revenue per share from $0.0043 to $0.0037 driven by significant movements within the mix of our volume amongst our client segments as well as reduced high-touch trading for equities due to the reduction in our high-touch trading organization following the sale of our remaining investment research operations in May 2016. ADV from sell-side accounts represented 56% of our overall ADV compared with 52% in the first quarter of 2016. In addition, lower-rate index rebalance trading made up a greater proportion of our buy-side activity in the first quarter of 2017.

As compared to the preceding fourth quarter of 2016, our ADV grew 4% while total daily U.S. market volumes declined 3%.  This resulted in a second consecutive quarter with market share growth, to 2.20%, up from 2.05% in the fourth quarter of 2016 and 1.75% in the third quarter of 2016.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2017	2016	Change	% Change
Total trading volume (in billions of shares)	9.4	9.9	(0.5)	(5)%
Average trading volume per day (in millions of shares)	150.9	161.8	(10.9)	(7)%
Average revenue per share	$0.0037	$0.0043	$(0.0006)	(14)%
U.S. market trading days	62	61	1	2

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 23% from the first quarter of 2016 primarily from the loss of billed investment research revenue following the divestiture of our remaining investment research operations in May 2016 and the amendment to terminate the initial energy research distribution agreement at the end of 2016. We also experienced lower OMS subscriptions and connectivity revenue due to client attrition, slightly offset by higher billed revenue for our analytics products.

Other revenues decreased 33% from the prior year period due to the closing of our matched-book securities lending operations in the second quarter 2016, partially offset by higher market data tape rebate revenue.

Compensation and employee benefits decreased 9% from the first quarter of 2016 due to the impact of divesting our remaining investment research operations in May 2016, cost savings measures implemented during the second half of 2016 and the impact of the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan. These declines were offset in part by $2.5 million of employee separation costs during the first quarter of 2017 associated with headcount reductions and discontinuing our corporate access service.

Transaction processing costs increased 7% from the prior year period, despite the 7% reduction in ADV, due to the growth in market-on-close index rebalance trading from passive accounts and increased routing for sell-side clients where we saw an increase in liquidity taking. As a percentage of commission and fees, transaction processing costs increased to 27.0% in the first quarter of 2017, up from 20.7% in the first quarter of 2016, due to the factors noted above and the impact of the reduction in the average rate per share.

Other expenses decreased 10% from the first quarter of 2016 due to the impact of divesting our remaining investment research operations in May 2016 and reduced energy research costs from the amendment to terminate the initial energy research distribution agreement. We also saw lower travel and entertainment, marketing, and recruiting costs. These reductions were partially offset by $0.8 million of lease abandonment costs related to the reduction of our office space in Boston.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$14,232	$12,855	$1,377	11%
Recurring	1,303	1,283	20	2%
Other	947	1,958	(1,011)	(52)%
Total revenues	16,482	16,096	386	2%
Expenses:
Compensation and employee benefits	4,402	4,718	(316)	(7)%
Transaction processing	2,931	2,544	$387	15%
Other expenses	5,651	5,496	155	3%
Total expenses	12,984	12,758	226	2%
Income before income tax expense	$3,498	$3,338	160	5%

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $0.5 million and $0.3 million, respectively, resulting in an increase of $0.2 million to pre-tax income.

Commissions and fees increased 11% compared to the first quarter of 2016, despite a 7% decline in daily market-wide volumes due to strong growth in MATCHNow, which had a second consecutive record quarter, as well as growth in POSIT Alert and electronic trading by sell-side clients.

Recurring revenues were comparable to the prior year period and other revenues declined 52% largely from the closure of our arbitrage trading desk in April 2016.

Compensation and employee benefits costs decreased 7% compared to the first quarter of 2016 due to the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan and cost savings measures implemented during the second half of 2016.

Transaction processing costs increased 15% over the prior year period, which was higher than the growth in commission and fees, as a result of an increase in the proportion of our routing activity where we took liquidity and an increase in the trading of lower-priced stocks on the trading desk where we charge a lower commission rate. The impact of these increases was partially offset by the closing of our arbitrage trading desk in April 2016.

Other expenses increased 3% from the first quarter of 2016 due to increased costs related to our resiliency efforts, offset in part by reductions in general and administrative expenses, where we saw lower travel and entertainment costs and the discontinuation of research distribution fees.

European Operations

	Three Months Ended March 31,
$ in thousands	2017	2016	Change	% Change
Revenues
Commissions and fees	$32,781	$27,396	$5,385	20%
Recurring	3,982	3,886	96	2%
Other	(51)	(143)	92	(64)%
Total revenues	36,712	31,139	5,573	18%
Expenses:
Compensation and employee benefits	9,010	9,610	(600)	(6)%
Transaction processing	8,146	7,626	520	7%
Other expenses	8,355	8,224	131	2%
Total expenses	25,511	25,460	51	0%
Income before income tax expense	$11,201	$5,679	$5,522	97%

Overall currency rate changes in the European region reduced revenues and expenses by $2.2 million and $1.7 million, respectively, reducing profitability by $0.5 million. This decrease in profitability was primarily driven by a reduction in the euro exchange rate, as revenues and expenses that originate in British pounds largely offset each other.

Commissions and fees were 20% higher than the first quarter of 2016 due primarily to record revenue in POSIT Alert from institutional and hedge fund clients, which more than offset the impact of reduced trading from sell-side clients and the weaker British pound. Sell-side accounts made up 53% of our European value traded in the first quarter of 2017 compared to 66% in the prior year quarter. This favorable change in business mix together with the higher concentration of business in POSIT Alert pushed our overall commission rate 22% higher than the first quarter of 2016.

Recurring revenues increased 2% from the prior year period due to higher billed revenue for analytics products and higher connectivity fees, partially offset by currency translation. Other revenues were favorable to the prior year period due to a lower impact of trade errors and client trade accommodations.

Compensation and employee benefits decreased 6% from the first quarter of 2016 due to the favorable impact of currency translation on costs for employees based in the U.K., the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan, and cost savings measures implemented during the second half of 2016.

Transaction processing costs increased 7% from the prior year period due to an 8% growth in daily value traded in British pound terms, offset in part by the impact of currency translation. As a percentage of commissions and fees, transaction processing costs declined to 24.8%, compared to 27.8% in the prior year quarter reflecting the increase in our average commission rate noted above.

Other expenses increased 2% from the first quarter of 2016 due to higher charges for global research and development costs, client connectivity and market data fees, offset in part by the favorable impact of currency translation on U.K.-based expenses.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$12,306	$9,256	$3,050	33%
Recurring	1,744	1,504	240	16%
Other	(107)	(3)	(104)	nm
Total revenues	13,943	10,757	3,186	30%
Expenses:
Compensation and employee benefits	4,667	4,503	164	4%
Transaction processing	2,831	2,425	406	17%
Other expenses	4,600	4,429	171	4%
Total expenses	12,098	11,357	741	7%
Income (loss) before income tax expense (benefit)	$1,845	$(600)	$2,445	nm

nm – not meaningful

Currency translation from a stronger Australian Dollar increased total Asia Pacific revenues and expenses by $0.5 million and $0.2 million, respectively, resulting in an increase of $0.3 million to pre-tax income.

Commissions and fees increased 33% over the first quarter of 2016 due to the growth in higher-rate institutional order flow into POSIT Alert and increased algorithmic trading by clients. The growth in POSIT Alert resulted in a fourth consecutive record quarter for the product in the Asia Pacific region in terms of both daily value traded and commissions.

Recurring revenues increased 16% over the prior year quarter due to the growth in connectivity revenue, while other revenues decreased due to a larger impact of trade errors and client trade accommodations.

Compensation and employee benefits increased 4% over the first quarter of 2016 due to additional headcount and currency translation. These increases were partially offset by the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan and cost savings measures implemented during the second half of 2016.

Transaction processing costs increased 17% from the prior year period, exceeding the 12% growth in value executed, due to higher clearing costs in Hong Kong as well as a larger proportion of our trading in markets where costs are higher. As a percentage of commissions and fees, transaction processing costs decreased to 23.0% from 26.2% last year reflecting the impact of a higher average commission rate.

Other expenses increased 4% compared to the first quarter of 2016 due to the increase in market data and connectivity to support client growth and higher depreciation expenses associated with investments we are making to enhance redundancy and business recovery capabilities, partially offset by lower travel and entertainment expenses.

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

In the first quarter of 2017, we incurred a pre-tax loss from Corporate activities of $6.1 million, reflecting $0.3 million of investment income and $6.4 million of costs, compared to a pre-tax loss of $14.2 million in the prior year period, reflecting $0.3 million of investment income and $14.5 million of costs. The decline in costs compared to the first quarter of 2016 primarily reflects the impact of $2.8 million of costs incurred during the prior year period related to the arbitration with ITG’s former CEO and $2.8 million for the amount expensed for upfront cash and stock awards granted to our current CEO, a significant portion of which replaced compensation he forfeited at his former employer. We also saw reductions in legal fees and intangible amortization.  Corporate costs can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

Our effective tax rate was a benefit of 39.1% on our pre-tax income in the first quarter of 2017 compared to a benefit of 31.1% on our pre-tax loss in the first quarter of 2016. The significant benefit, despite the pre-tax income in the first quarter of 2017, reflected the impact of the new accounting pronouncement  resulting in the recognition of excess tax benefits on employee stock vestings (see Note 2, Recently Adopted Accounting Standards, to the condensed consolidated financial statements) , which increased our recorded tax benefit by $1.1 million, together with the combined impact of a higher benefit rate on losses in the U.S., a lower expense rate on earnings in Europe and the lack of tax costs on earnings in Asia Pacific due to the existence of net operating losses that are fully reserved.  Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In addition, our ability to continue to recognize tax benefits in the U.S. is dependent on our ongoing assessment of future profitability.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At March 31, 2017, unrestricted cash and cash equivalents totaled $245.4 million. Included in this amount is $116.5 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings at that time, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of additional dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2017, we had interest‑bearing security deposits totaling $17.8 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 27, 2017, we entered into a new $150 million 364‑day revolving credit agreement (the “Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent (see Note 10, Borrowings, to the condensed consolidated financial statements).

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $2.3 million at March 31, 2017. We continue to maintain a $1.6 million clearing deposit in Hong Kong, which is expected to be released in the coming months now that we have migrated to a third-party clearing provider (see discussion in Regulatory Capital below).  In Europe, we maintained $1.4 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $35.7 million at March 31, 2017.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to access U.S. capital markets.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income (loss)	$5,302	$(2,506)
Non-cash items included in net income (loss)	12,694	26,846
Effect of changes in receivables/payables from/to customers and brokers	(71,085)	(11,605)
Effect of changes in other working capital and operating assets and liabilities	(9,052)	(45,344)
Net cash used in operating activities	$(62,141)	$(32,609)

Our operating activities typically result in the use of cash in the first quarter of an annual period due to the impact of paying the cash portion of the prior year’s incentive compensation and for increased settlement receivables. The net cash used in operating activities during the three months ended March 31, 2017 was higher than the amount used in the prior year period due to an increase in cash used in settlement activities, which was largely offset by a $57.6 million increase in short-term bank loans reflected in financing activities. The decrease in cash used for other working capital changes as compared to the prior year quarter reflects in part the reduction in restricted cash required in Hong Kong following the migration to a third-party clearing solution (see discussion in Regulatory Capital below) and an increase in accrued research payables under client commission arrangements, partially offset by the payment to the SEC in January 2017 for the settlement of the inquiry into ITG Inc.’s discontinued activity with respect to pre-released American Depository Receipts.

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

Investing Activities

Net cash used in investing activities of $10.2 million during the three months ended 2017 includes investments in software development projects, computer hardware and office space.

Financing Activities

Net cash provided by financing activities of $40.1 million primarily reflects proceeds from short‑term bank borrowings that are used to support our settlement activities partially offset by repurchases of ITG common stock, our dividend program, shares withheld for net settlements of share‑based awards and repayments of long‑term debt.

During the first three months of 2017, we repurchased approximately 0.6 million shares of our common stock at a cost of $13.1 million, which was funded from our available cash resources. Of these shares, nearly 0.2 million were purchased under our Board of Directors’ authorization for a total cost of $3.2 million (average cost of $19.85 per share). In addition, nearly 0.5 million shares were repurchased for $9.9 million pertaining solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.3 million. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

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

Net capital balances and the amounts in excess of required net capital at March 31, 2017 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$79,820	$78,820
AlterNet	3,239	3,077
ITG Derivatives	860	760

As of March 31, 2017, ITG Inc. had $8.9 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $2.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$24,984	$24,610
European Operations
Ireland	70,313	33,333
U.K.	1,955	1,173
Asia Pacific Operations
Australia	22,990	12,466
Hong Kong	2,840	2,403
Singapore	1,025	954

During the three months ended March 31, 2017, we migrated from self-clearing in Hong Kong to the use of a third-party clearer which settles trades executed in Hong Kong on behalf of ITG Australia Limited. Since capital requirements with respect to unsettled trades are generally lower in Australia than Hong Kong, we expect this migration to reduce our overall peak capital requirements in the Asia Pacific region by at least $10 million.

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

As of March 31, 2017, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2016.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017‑04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments in this ASU address concerns over the cost and complexity of the two-step goodwill impairment test and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017‑04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the new guidance and have not yet determined the impact of adoption on our financial statements.

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

Critical Accounting Estimates

There has been no significant change to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2016. There has been no material change in this information.

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

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 17. Contingencies—Legal Matters” and is incorporated herein by reference.

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2016. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2017, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2017
To: January 31, 2017	86,948	$20.27	—	1,446,840
From: February 1, 2017
To: February 28, 2017	486,750	20.11	87,035	1,359,805
From: March 1, 2017
To: March 31, 2017	75,799	19.93	74,673	1,285,132
Total	649,497	$20.11	161,708

(a)	This column includes the acquisition of 487,789 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.
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

During the first three months of 2017, we repurchased approximately 0.6 million shares of our common stock at a cost of $13.1 million, which was funded from our available cash. Of these shares, 0.2 million were purchased under our Board of Directors’ authorization for a total cost of $3.2 million (average cost of $19.85 per share). An additional 0.5 million shares repurchased for $9.9 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.3 million.

During the first quarter of 2017, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1* (†)	Form of Change in Control Agreement (2017).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 8, 2017	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Chief Administrative Officer and Duly Authorized Signatory of Registrant