Form 10-Q
period 2017-06-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2017-08-07
CIK 920424

www.goo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2017

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

At July 11, 2017, the Registrant had 33,125,804 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Net, POSIT, POSIT Alert, RFQ‑hub and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Derivatives and Single Ticket Clearing are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$251,963	$277,977
Cash restricted or segregated under regulations and other	16,982	40,353
Deposits with clearing organizations	74,114	62,556
Securities owned, at fair value	1,923	2,557
Receivables from brokers, dealers and clearing organizations	242,924	152,294
Receivables from customers	177,185	54,486
Premises and equipment, net	56,369	59,333
Capitalized software, net	40,140	38,606
Goodwill	10,613	10,102
Intangibles, net	14,823	15,390
Income taxes receivable	49	873
Deferred taxes	46,619	38,688
Other assets	22,972	22,070
Total assets	$956,676	$775,285
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$146,932	$174,343
Short-term bank loans	85,509	72,150
Payables to brokers, dealers and clearing organizations	196,412	100,188
Payables to customers	105,539	12,272
Securities sold, not yet purchased, at fair value	—	249
Income taxes payable	5,055	4,552
Term debt	3,050	6,367
Total liabilities	542,497	370,121
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,605,650 and 52,456,165 shares issued at June 30, 2017 and December 31, 2016, respectively	526	525
Additional paid-in capital	242,236	248,748
Retained earnings	540,986	536,350
Common stock held in treasury, at cost; 19,484,422 and 19,830,032 shares at June 30, 2017 and December 31, 2016, respectively	(342,348)	(346,482)
Accumulated other comprehensive loss (net of tax)	(27,221)	(33,977)
Total stockholders’ equity	414,179	405,164
Total liabilities and stockholders’ equity	$956,676	$775,285

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Commissions and fees	$100,564	$94,696	$200,444	$193,656
Recurring	18,933	21,811	37,883	44,006
Other	2,084	4,103	4,089	7,616
Total revenues	121,581	120,610	242,416	245,278

Expenses:
Compensation and employee benefits	45,994	48,315	92,678	100,779
Transaction processing	25,482	22,098	50,338	44,932
Occupancy and equipment	14,680	14,066	30,302	28,044
Telecommunications and data processing services	12,129	14,848	24,156	29,621
Restructuring charges	—	4,355	—	4,355
Other general and administrative	17,699	26,014	35,014	49,736
Interest expense	510	572	1,030	1,107
Total expenses	116,494	130,268	233,518	258,574
Income (loss) before income tax expense (benefit)	5,087	(9,658)	8,898	(13,296)
Income tax expense (benefit)	444	(4,441)	(1,047)	(5,573)
Net income (loss)	$4,643	$(5,217)	$9,945	$(7,723)
Income (loss) per share:
Basic	$0.14	$(0.16)	$0.30	$(0.23)
Diluted	$0.14	$(0.16)	$0.29	$(0.23)
Basic weighted average number of common shares outstanding	33,125	33,189	33,037	33,147
Diluted weighted average number of common shares outstanding	34,222	33,189	34,180	33,147

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$4,643	$(5,217)	$9,945	$(7,723)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	4,730	(6,598)	6,756	(4,779)
Other comprehensive income (loss)	4,730	(6,598)	6,756	(4,779)
Comprehensive income (loss)	$9,373	$(11,815)	$16,701	$(12,502)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2017

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at January 1, 2017	$—	$525	$248,748	$536,350	$(346,482)	$(33,977)	$405,164
Net income	—	—	—	9,945	—	—	9,945
Other comprehensive income	—	—	—	—	—	6,756	6,756
Issuance of common stock in connection with restricted stock unit awards (1,193,098 shares)	—	1	(18,733)	—	18,950	—	218
Issuance of common stock for the employee stock purchase plan (40,378 shares)	—	—	527	—	—	—	527
Shares withheld for net settlements of share-based awards (489,193 shares)	—	—	—	—	(9,882)	—	(9,882)
Purchase of common stock for treasury (251,977 shares)	—	—	—	—	(4,983)	—	(4,983)
Dividends declared on common stock	—	—	10	(4,666)	49	—	(4,607)
Share-based compensation	—	—	10,818	—	—	—	10,818
Cumulative effect of accounting change			866	(643)			223
Balance at June 30, 2017	$—	$526	$242,236	$540,986	$(342,348)	$(27,221)	$414,179

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$9,945	$(7,723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,437	21,684
Deferred income tax benefit	(7,407)	(4,415)
Provision for doubtful accounts	155	18
Non-cash share-based compensation	10,818	14,488
Gain on sale of investment research operations	—	(21)
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	23,631	(428)
Deposits with clearing organizations	(9,673)	(27,250)
Securities owned, at fair value	634	1,275
Receivables from brokers, dealers and clearing organizations	(83,582)	634,175
Receivables from customers	(117,877)	(136,599)
Accounts payable and accrued expenses	(29,254)	(5,898)
Payables to brokers, dealers and clearing organizations	90,673	(690,584)
Payables to customers	91,320	64,422
Securities sold, not yet purchased, at fair value	(249)	(1,016)
Income taxes receivable/payable	1,314	(11,585)
Excess tax benefit from share-based payment arrangements	—	(989)
Other, net	290	(4,320)
Net cash provided by (used in) operating activities	3,175	(154,766)
Cash Flows from Investing Activities:
Capital purchases	(5,657)	(5,493)
Capitalization of software development costs	(14,357)	(12,670)
Proceeds from sale of investment research operations, net of deal costs	—	6,125
Net cash used in investing activities	(20,014)	(12,038)
Cash Flows from Financing Activities:
Repayments of long term debt	(3,317)	(3,109)
Proceeds from borrowing under short-term bank loans	13,359	84,071
Debt issuance costs	(762)	(810)
Excess tax benefit from share-based payment arrangements	—	989
Common stock issued	745	3,075
Common stock repurchased	(4,983)	(14,946)
Dividends paid	(4,595)	(4,601)
Shares withheld for net settlements of share-based awards	(9,882)	(6,529)
Net cash (used in) provided by financing activities	(9,435)	58,140
Effect of exchange rate changes on cash and cash equivalents	260	15,523
Net decrease in cash and cash equivalents	(26,014)	(93,141)
Cash and cash equivalents—beginning of period	277,977	330,653
Cash and cash equivalents—end of period	$251,963	$237,512

Supplemental cash flow information:
Interest paid	$2,326	$2,156
Income taxes paid	$4,859	$10,336

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

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors around the world. ITG empowers traders to reduce the end-to-end cost of implementing investments via liquidity, execution, analytics and workflow technology solutions. ITG has offices in Asia Pacific, Europe and North America and offers execution services in more than 50 countries.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as an increase or decrease in income tax expense (benefit) when the awards vest or are settled. This is in contrast to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and as such was implemented on January 1, 2017.

As a result of this adoption, the Company:

•

Recognized net excess tax benefits of $0.1 million and $1.2 million during the three and six months ended June 30, 2017, which is included in income tax benefit in the Condensed Consolidated Statements of Operations.

•

Elected to adopt the cash flow presentation of the excess tax benefits prospectively during the six months ended June 30, 2017, where these benefits are classified along with other income tax cash flows as an operating activity in the Condensed Consolidated Statement of Cash Flows.

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

•

Did not change its policy on statutory withholding requirements. Amounts paid by the Company to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in the Condensed Consolidated Statements of Cash Flows.

•	Excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and six months ended June 30, 2017.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Mutual funds	1,923	1,923	—	—
Total	$1,924	$1,924	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks-trading securities	$244	$244	$—	$—
Mutual funds	2,313	2,313	—	—
Total	$2,557	$2,557	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	249	249	—	—
Total	$249	$249	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following June 30, 2017, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at June 30, 2017 and December 31, 2016 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Restructuring Charges

2016 Restructuring

As part of an end-to-end review of its business in 2016, the Company determined that its strategy is to increasingly focus its resources on its core capabilities in liquidity, execution, analytics and workflow technology solutions. To that end, in 2016, the Company implemented restructuring plans to (i) reduce headcount in its single stock sales trading and sales organizations, (ii) close its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk and (iii) identify additional annual cost savings from management delayering and the elimination of certain positions.

Activity and liability balances recorded as part of the restructuring plan through June 30, 2017 are as follows (dollars in thousands):

Amount
Balance at December 31, 2016	$3,157
Utilized - cash (primarily severance related)	(2,925)
Accrual adjustment	(18)
Currency translation	20
Balance at June 30, 2017	$234

The payment of the remaining accrued costs is expected to continue through December 2017.

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

(5) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Corporate stocks - trading securities	$—	$244	$—	$249
Mutual funds	1,923	2,313	—	—
Total	$1,923	$2,557	$—	$249

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

The Company had reserves for unrecognized tax benefits of $7.4 million at June 30, 2017 and December 31, 2016. The Company had accrued interest expense related to tax reserves of $1.5 million and $1.3 million, net of related tax effects, at June 30, 2017 and December 31, 2016, respectively.

(7) Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill by the Company’s European Operations segment for the six months ended June 30, 2017 (dollars in thousands):

Total
Balance at December 31, 2016	$10,102
2017 Activity:
Currency translation adjustment	511
Balance at June 30, 2017	$10,613

Other Intangible Assets

Acquired other intangible assets consisted of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,523	$—	$8,518	$—	—
Customer-related intangibles	10,457	5,908	10,358	5,584	17.0
Proprietary software	23,249	21,887	23,165	21,456	9.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$42,618	$27,795	$42,430	$27,040

At June 30, 2017, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, compared with $0.5 million and $1.2 million in the respective prior year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2017, no intangibles were deemed impaired, and accordingly, no adjustment was required.

The following table represents the changes in the carrying amount of net intangible assets for the six months ended June 30, 2017 (dollars in thousands):

Total
Balance at December 31, 2016	$15,390
2017 Activity:
Amortization	(691)
Currency translation adjustment	124
Balance at June 30, 2017	$14,823

(8) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Broker-dealers	$164,024	$147,116	$132,677	$56,894
Clearing organizations	66,598	5,117	1,888	8,096
Securities borrowed*	12,933	374	—	—
Securities loaned	—	—	61,847	35,198
Allowance for doubtful accounts	(631)	(313)	—	—
Total	$242,924	$152,294	$196,412	$100,188

*	See Securities Borrowed and Loaned below.

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Customers	$177,558	$55,006	$105,539	$12,272
Allowance for doubtful accounts	(373)	(520)	—	—
Net	$177,185	$54,486	$105,539	$12,272

Securities Borrowed and Loaned

In the second quarter 2016, the Company closed its U.S. matched-book securities lending operations.  At June 30, 2017, the balances for securities borrowed and securities loaned relate to customer settlement activities.

The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned within the U.S. matched-book operations prior to the wind-down of all balances, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 were as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Interest earned	$448	$2,080
Interest incurred	(185)	(1,251)
Net	$263	$829

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of June 30, 2017:
Deposits paid for securities borrowed	$12,933	$—	$12,933	$12,933	$—
Deposits received for securities loaned	(61,847)	—	(61,847)	(61,369)	(478)
As of December 31, 2016:
Deposits paid for securities borrowed	$374	$—	$374	$374	$—
Deposits received for securities loaned	(35,198)	—	(35,198)	(34,245)	(953)

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30,	December 31,
	2017	2016
Accrued research payables	$54,317	$45,826
Accrued compensation and benefits	20,878	34,526
Accrued settlement costs	—	24,450
Accrued rent	19,127	19,061
Trade payables	17,354	14,474
Deferred revenue	7,147	7,643
Deferred compensation	2,921	3,262
Accrued restructuring	234	3,157
Accrued transaction processing	3,270	3,230
Other	21,684	18,714
Total	$146,932	$174,343

(10) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2017, there was $85.5 million outstanding under these facilities at a weighted average interest rate of approximately 1.79% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, that matured in January 2017. On January 27, 2017, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement, dated as of January 27, 2017 (the

“Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 26, 2018. At June 30, 2017, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	June 30,	December 31,
	2017	2016
Term loans	$2,579	$3,098
Obligations under capital lease	471	3,269
Total	$3,050	$6,367

On December 30, 2015, the Parent Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services (“H-P Loan”), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 beginning in April 2016 and accrues interest at 2.95%. At June 30, 2017 and December 31, 2016, there was $2.6 million and $3.1 million, respectively, outstanding under the H-P Loan.

On August 10, 2012, the Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million has a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term that began upon the substantial completion of the build-out, at the end of which Parent Company may purchase the underlying assets for $1.  At June 30, 2017 and December 31, 2016, there was $0.5 million and $3.3 million, respectively, outstanding under the BMO facility.

The BMO facility requires compliance with the financial covenants of the Credit Agreement.

(11) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30,
	2017	2016
Three Months Ended
Net income (loss) for basic and diluted earnings (loss) per share	$4,643	$(5,217)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,125	33,189
Effect of dilutive securities	1,097	—
Average common shares used in diluted computation	34,222	33,189
Income (loss) per share:
Basic	$0.14	$(0.16)
Diluted	$0.14	$(0.16)

Six Months Ended
Net income (loss) for basic and diluted earnings (loss) per share	$9,945	$(7,723)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,037	33,147
Effect of dilutive securities	1,143	—
Average common shares used in diluted computation	34,180	33,147
Income (loss) per share:
Basic	$0.30	$(0.23)
Diluted	$0.29	$(0.23)

For both the three and six month periods ended June 30, 2017, there were approximately 0.1 million average shares that were anti-dilutive and thus not included in the computation of diluted EPS. There were no anti-dilutive equity awards for the three and six month periods ended June 30, 2016 due to the fact that the Company recorded a loss.

(12) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the three and six month periods ended June 30, 2017 and 2016 are as follows (dollars in thousands):

Three Months Ended June 30, 2017
Balance at March 31, 2017	$(31,951)
Other comprehensive income	4,730
Balance at June 30, 2017	$(27,221)

Three Months Ended June 30, 2016
Balance at March 31, 2016	$(17,676)
Other comprehensive loss	(6,598)
Balance at June 30, 2016	$(24,274)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	6,756
Balance at June 30, 2017	$(27,221)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$(19,495)
Other comprehensive loss	(4,779)
Balance at June 30, 2016	$(24,274)

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

Net capital balances and the amounts in excess of required net capital at June 30, 2017 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$85,088	$82,839
AlterNet	3,647	3,483
ITG Derivatives	829	729

As of June 30, 2017, ITG Inc. had $8.9 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$25,401	$25,015
European Operations
Ireland	72,741	42,989
U.K.	2,449	1,615
Asia Pacific Operations
Australia	24,408	10,964
Hong Kong	3,312	2,875
Singapore	1,050	978

In the first quarter of 2017, the Company migrated from self-clearing in Hong Kong to the use of a third-party clearer who settles trades executed in Hong Kong on behalf of ITG Australia Limited. During the second quarter of 2017, the Company received regulatory approval for a change in the method used to determine its capital requirements in Europe following an extensive review the Company initiated with its local regulator.

(14) Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•

Execution Services — includes (a) liquidity matching through POSIT, (b) self-directed trading using algorithms (including single stocks and portfolio lists) and smart routing, (c) portfolio trading and single stock sales trading desks providing execution expertise and (d) futures and options trading

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
Three Months Ended June 30, 2017
Total revenues	$52,763	$15,984	$38,739	$13,720	$375	$121,581
(Loss) income before income tax (benefit) expense	(5,030)	3,131	10,827	1,535	(5,376)	5,087
Identifiable assets	456,071	108,698	339,337	52,570	—	956,676
Three Months Ended June 30, 2016
Total revenues (1)	$58,574	$15,790	$32,203	$11,280	$2,763	$120,610
(Loss) income before income tax (benefit) expense (1) (2) (3) (4)	(2,874)	2,782	6,284	(93)	(15,757)	(9,658)
Identifiable assets	504,998	99,036	429,986	72,196	—	1,106,216
Six Months Ended June 30, 2017
Total revenues	$106,156	$32,466	$75,451	$27,663	$680	$242,416
(Loss) income before income tax (benefit) expense	(11,634)	6,629	22,028	3,380	(11,505)	8,898
Six Months Ended June 30, 2016
Total revenues (1)	$124,903	$31,886	$63,342	$22,037	$3,110	$245,278
(Loss) income before income tax (benefit) expense (1) (2) (3) (4)	(769)	6,120	11,963	(693)	(29,917)	(13,296)

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

(2)

During the three months ended June 30, 2016, the Company incurred $4.4 million in restructuring charges related to (a) the reduction in its single stock sales trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.

(3)

The Company’s current CEO was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. The amount expensed for these awards during the three and six month periods ended June 30, 2016 was $0.5 million and $3.3 million, respectively. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards during the three and six months ended June 30, 2016 was eligible for a tax deduction.

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

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Execution Services	$86,797	$83,408	$173,084	$173,201
Workflow Technology	23,352	23,094	46,452	46,687
Analytics	11,057	11,345	22,200	22,280
Corporate (non-product)	375	2,763	680	3,110
Total Revenues	$121,581	$120,610	$242,416	$245,278

(15) Dividend Program

During the three months ended June 30, 2017, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans. Dividends declared and paid during the six months ended June 30, 2017 totaled $0.14 per share for $4.6 million, including less than $0.1 million in stock under the Company’s equity award plans.

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

In connection with the announcement of the SEC investigation regarding AlterNet, two putative class action lawsuits were filed with respect to the Company and certain of its current and former executives and have since been consolidated into a single action captioned In re Investment Technology Group, Inc. Securities Litigation before the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants made material misrepresentations or omitted to disclose material facts concerning, among other subjects, the matters that were the subject of the SEC settlement regarding AlterNet and the SEC investigation that led to the SEC settlement. The complaint seeks an unspecified amount of damages under the federal securities laws. On April 26, 2017, the court granted in part and denied in part the Company’s motion to dismiss the complaint and granted the plaintiff leave to file a motion to amend its complaint. On June 12, 2017, the plaintiff filed a motion to amend its complaint against certain of the individual defendants who were dismissed from the case in the court’s April opinion.

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

Overview

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors around the world. ITG empowers traders to reduce the end-to-end cost of implementing investments via liquidity, execution, analytics and workflow technology solutions. ITG has offices in Asia Pacific, Europe and North America and offers execution services in more than 50 countries.

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 14, Segment Reporting, to the condensed consolidated financial statements). These four operating segments provide the following categories of products and services:

•

Execution Services — includes (a) liquidity matching through POSIT, (b) self-directed trading using algorithms (including single stocks and portfolio lists) and smart routing, (c) portfolio trading and single stock sales trading desks providing execution expertise and (d) futures and options trading

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

Expenses

Compensation and employee benefits, our largest expense, consist of salaries and wages, incentive compensation, employee benefits and taxes. Incentive compensation fluctuates based on revenues, profitability and other measures, taking into account the competitive environment for key talent. Incentive compensation includes a combination of cash and deferred share‑based awards. Only the cash portion of incentive compensation is a variable expense in the current period. As a result, our ratio of compensation expense to revenues may fluctuate from period to period based on revenue levels.

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

Adjusted revenues, adjusted expenses, adjusted pre-tax loss, adjusted income tax benefit and adjusted net (loss) income, together with related per share amounts, are non‑GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted revenues, adjusted expenses, adjusted pre-tax loss, adjusted income tax benefit and adjusted net (loss) income to revenues, expenses, loss before income tax benefit, income tax benefit and net loss and related per share amounts as determined in accordance with U.S. GAAP for the three and six months ended June 30, 2016 are provided below (dollars in thousands except per share amounts). There were no such adjustments during the three and six months ended June 30, 2017.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Total revenues	$120,610	$245,278
Less:
Other revenues - gains (1)	(2,438)	(2,438)
Adjusted revenues	$118,172	$242,840

Total expenses	$130,268	$258,574
Less:
Restructuring (2)	(4,355)	(4,355)
Compensation awards for current CEO (3)	(519)	(3,315)
Arbitration case with former CEO and associated costs (4)	(4,710)	(7,522)
Adjusted expenses	$120,684	$243,382

Loss before income tax benefit	$(9,658)	$(13,296)
Effect of adjustments	7,146	12,754
Adjusted pre-tax loss	$(2,512)	$(542)

Income tax benefit	$(4,441)	$(5,573)
Tax effect of adjustments (1)	2,715	3,977
Adjusted income tax benefit	$(1,726)	$(1,596)

Net loss	$(5,217)	$(7,723)
Net effect of adjustments	4,431	8,777
Adjusted net (loss) income	$(786)	$1,054

Diluted loss per share	$(0.16)	$(0.23)
Net effect of adjustments	0.14	0.26
Adjusted diluted (loss) income per share	$(0.02)	$0.03

(1)

We received insurance proceeds of $2.4 million in June 2016 from our corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in our outsourced primary data center in the U.S. Additionally, we generated a nominal gain on the completion of the sale of our investment research operations in May 2016.

(2)

During the three months ended June 30, 2016, we incurred $4.4 million in restructuring charges related to (a) the reduction in single stock sales trading headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) the reduction in headcount associated with combining the portfolio trading and single stock execution offerings with the former Electronic Brokerage product group to form the new Execution Services product group.

(3)

Our current CEO was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. The amount expensed for these awards during the three and six month periods ended June 30, 2016 was $0.5 million and $3.3 million, respectively. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards during the three months ended June 30, 2016 was eligible for a tax deduction.

(4)

During the three and six month periods ended June 30, 2016, we established a reserve of $2.3 million and $4.8 million, respectively, for the arbitration case with our former CEO. In addition, we incurred legal fees related to this matter of $2.4 million and $2.7 million during the three and six month periods ended June 30, 2016, respectively. We settled the arbitration case in June 2016.

Executive Summary for the Quarter Ended June 30, 2017

Consolidated Overview

Our third consecutive quarter of profitability was driven by continued growth in global POSIT Alert activity and a record quarter of overall revenues in Europe. In North America, we posted solid results in Canada and saw a sequential reduction in our pre-tax loss in the U.S. We continued to take action to implement cost efficiencies through headcount reductions to improve our U.S. profitability and fund our growth initiatives. This action resulted in employee termination costs of $1.2 million, or $0.02 per share. In Asia Pacific, our business performed well, with another record quarter for trading activity in POSIT Alert and year-over-year market share gains in the key Hong Kong and Australian markets.

On a U.S. GAAP basis, we generated revenues of $121.6 million and net income of $4.6 million, or $0.14 per diluted share in the second quarter of 2017, compared to revenues of $120.6 million and a net loss of $5.2 million, or $0.16 per share in the second quarter of 2016.  On an adjusted basis, we generated a net loss of $0.8 million, or $0.02 per share (see Non-GAAP Financial Measures) in the second quarter of 2016.  Expenses of $116.5 million in the second quarter of 2017 were down 11% from expenses of $130.3 million and 3% from adjusted expenses of $120.7 million (see Non-GAAP Financial Measures) in the second quarter of 2016, primarily reflecting the divestiture of our remaining investment research operations as well as lower legal costs. There are no comparisons to adjusted amounts for the second quarter of 2017 as management has not identified items to include or exclude from U.S. GAAP results in the current quarter.

We are continuing our focus on growth through the execution of our Strategic Operating Plan, which aims to enhance our global capabilities in liquidity, execution, analytics and workflow technology solutions. We have sharpened our focus around these four key service offerings following the divestitures and closings of non-core operations. As part of this plan we are pursuing significant investments in technology and people to bolster these key service offerings with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis. As of June 30, 2017, we have identified 55 employees that are or will be fully dedicated to executing the plan and our total investment under the plan since its inception in late July 2016 is $8.5 million.

Segment Discussions

Our U.S. average daily volume (“ADV”) was 12% higher than the second quarter of 2016 in an environment where market-wide volumes were down 5%. This growth was driven by an increase in sell-side activity and trading in POSIT Alert. The total ADV in POSIT Alert was the highest we have seen in the U.S. since the first quarter of 2015. While our loss before taxes in the U.S. increased over the second quarter of 2016, we did see a narrowing as compared to the first quarter of 2017, including a profit in the month of June 2017.

Trading activity in Canada held up well during the quarter despite lower market-wide volumes. Commissions and fees were 4% higher than the second quarter of 2016 while market-wide volumes were down 10% year-over-year. This outperformance reflected growth in POSIT Alert and other buy-side electronic trading.

In Europe, we had a second consecutive quarter with record levels of both overall revenue and revenue from block trading in POSIT Alert in an active market environment. We saw continued strong growth from buy-side clients that offset the impact of reduced activity from sell-side clients. The improved mix of business has raised our average commission rate and improved our margins as compared to the second quarter of 2016.

Our pre-tax profit in Asia Pacific was $1.5 million, compared with a $0.1 million pre-tax loss in the prior-year quarter. Asia Pacific commissions and fees increased 22% over the prior-year quarter, significantly outpacing the 12% growth in overall market-wide activity, driven by record activity in POSIT Alert and increased algorithmic and portfolio trading by clients.

Corporate activity in the second quarter of 2017 reduced pre-tax income by $5.4 million compared to a pre-tax reduction of $15.8 million in the second quarter of 2016. The lower pre-tax loss reflects the impact of costs incurred during the prior-year period related to the arbitration with ITG’s former CEO, the expensing of upfront cash and stock awards granted to our current CEO (a significant portion of which replaced compensation he forfeited at his former employer) and restructuring costs related to the reduction of our single stock sales trading and sales organization, and to the closing of our U.S. matched-book securities lending operation and Canadian arbitrage trading desk. We also saw reductions in legal fees and intangible amortization during the second quarter of 2017.

Capital Resource Allocation

During the second quarter of 2017, we repurchased 90,269 shares under our authorized repurchase program for $1.8 million, or an average cost of $19.65 per share. On a year-to-date basis, we have repurchased 251,977 shares under our authorized repurchase program for $5.0 million, or an average cost of $19.78 per share. We also maintained our $0.07 quarterly dividend program, paying out $2.3 million in cash.

Going forward we intend to use our share repurchase program over the course of a calendar year to offset dilution from the issuance of stock under employee compensation plans. We may repurchase additional shares opportunistically depending on various factors including, among others, market conditions and competing needs for the use of our capital.

Results of Operations — Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$40,089	$43,614	$(3,525)	(8)%
Recurring	11,882	14,776	(2,894)	(20)%
Other	792	184	608	330%
Total revenues	52,763	58,574	(5,811)	(10)%
Expenses:
Compensation and employee benefits	26,040	27,452	(1,412)	(5)%
Transaction processing	10,047	9,882	165	2%
Other expenses	21,706	24,114	(2,408)	(10)%
Total expenses	57,793	61,448	(3,655)	(6)%
Loss before income tax benefit	$(5,030)	$(2,874)	$(2,156)	(75)%

Commissions and fees declined 8% compared to the prior-year period due primarily to a decline in our overall revenue per share. Our ADV increased 12% over the second quarter of 2016, despite a 5% decrease in total daily U.S. market volumes. This outperformance pushed our market share for the quarter to 2.15%, well above the 1.81% in the second quarter of 2016. Our overall revenue per share declined 14% from $0.0042 to $0.0036 driven by significant movements within the mix of our volume amongst our client segments as well as decreased single stock sales trading for equities as a result of the reduction in our single stock sales trading organization following the sale of our remaining investment research operations in May 2016. ADV from our lower-priced sell-side accounts increased to 55% of our overall ADV compared with 51% in the second quarter of 2016.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2017	2016	Change	% Change
Total trading volume (in billions of shares)	9.3	8.4	0.9	11%
Average trading volume per day (in millions of shares)	147.7	131.5	16.2	12%
Average revenue per share	$0.0036	$0.0042	$(0.0006)	(14)%
U.S. market trading days	63	64	(1)	(2)

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues were down 20% from the second quarter of 2016 primarily from the loss of billed investment research revenue following the divestiture of our remaining investment research operations in May 2016 and the amendment to terminate the original energy research distribution agreement at the end of 2016. We also experienced lower OMS subscriptions and connectivity revenue due to client attrition.

Other revenues increased $0.6 million from the second quarter of 2016 due to the impact of client trade accommodations in the prior-year period, which reduced other revenues by $1.0 million, as well as higher market data tape rebate revenue in the current period. These increases were partially offset by the impact of the closing of our matched-book securities lending operations in the second quarter 2016.

Compensation and employee benefits decreased 5% from the second quarter of 2016 due to the impact of divesting our remaining investment research operations in May 2016 and cost savings measures implemented during the second half of 2016 and in the first half of 2017. These declines were offset in part by $1.2 million of employee separation costs during the second quarter of 2017 associated with headcount reductions and increased headcount dedicated to executing the Strategic Operating Plan.

Transaction processing costs increased 2% from the prior-year period, significantly less than the 12% increase in our ADV due in part to the impact of a higher crossing rate in POSIT, including block crossing in POSIT Alert, and a reduction in market-on-close index rebalance trading from passive accounts.  These decreases were offset in part by increased routing for sell-side clients where we saw an increase in liquidity taking. As a percentage of commission and fees, transaction processing costs increased to 25.1% in the second quarter of 2017 from 22.7% in the second quarter of 2016 due primarily to the impact of the reduction in the average revenue per share.

Other expenses decreased 10% from the second quarter of 2016 due to the impact of divesting our remaining investment research operations in May 2016 and reduced energy research costs from the amendment to terminate the original energy research distribution agreement. We also saw lower travel and entertainment, facilities and recruiting costs.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$13,604	$13,069	$535	4%
Recurring	1,284	1,296	(12)	(1)%
Other	1,096	1,425	(329)	(23)%
Total revenues	15,984	15,790	194	1%
Expenses:
Compensation and employee benefits	4,443	4,697	(254)	(5)%
Transaction processing	2,780	2,238	$542	24%
Other expenses	5,630	6,073	(443)	(7)%
Total expenses	12,853	13,008	(155)	(1)%
Income before income tax expense	$3,131	$2,782	349	13%

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $0.5 million and $0.3 million, respectively, resulting in a decrease of $0.2 million to pre-tax income.

Commissions and fees were 4% higher than the second quarter of 2016, despite a 10% decline in market-wide volumes for the same period due to growth in POSIT Alert and other buy-side trading activity, offset in part by a decline from currency translation.

Recurring revenues were comparable to the prior-year period and other revenues declined 23% largely from the closure of our arbitrage trading desk in April 2016.

Compensation and employee benefits costs decreased 5% compared to the second quarter of 2016 due to lower headcount and higher capitalized compensation costs.

Transaction processing costs increased 24% over the prior-year period, significantly exceeding the growth in commission and fees, due primarily to an increase in the proportion of our routing activity where we took liquidity and an increase in the number of settlement tickets processed.  As a percentage of commissions and fees, transaction processing increased to 20.4% from 17.1% in the prior-year period.

Other expenses declined 7% from the second quarter of 2016 due to reductions in consulting, travel and entertainment, and software amortization costs, as well as the discontinuation of research distribution fees.

European Operations

	Three Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues
Commissions and fees	$34,859	$28,171	$6,688	24%
Recurring	4,048	4,274	(226)	(5)%
Other	(168)	(242)	74	31%
Total revenues	38,739	32,203	6,536	20%
Expenses:
Compensation and employee benefits	9,191	9,641	(450)	(5)%
Transaction processing	9,821	7,539	2,282	30%
Other expenses	8,900	8,739	161	2%
Total expenses	27,912	25,919	1,993	8%
Income before income tax expense	$10,827	$6,284	$4,543	72%

Overall currency rate changes in the European region reduced revenues and expenses by $1.9 million and $1.5 million, respectively, reducing pre-tax income by $0.4 million. This decrease in pre-tax income was primarily driven by the weaker euro exchange rate, as revenues and expenses that originate in British pounds largely offset each other.

Commissions and fees were 24% higher than the second quarter of 2016 due primarily to record revenue in POSIT Alert and growth in commissions for algorithmic trading and single stock sales trading from institutional and hedge fund clients. This growth more than offset the impact of reduced trading from sell-side clients and currency translation. Sell-side clients made up 44% of our European value traded in the second quarter of 2017 compared to 63% in the prior-year quarter. This favorable change in business mix together with the higher concentration of business in POSIT Alert pushed our overall commission rate 20% higher than the second quarter of 2016.

Recurring revenues decreased 5% from the prior-year period due to lower billed analytics revenues and currency translation, partially offset by higher connectivity fees. Other revenues were favorable to the prior-year period due to a lower impact of client trade accommodations.

Compensation and employee benefits decreased 5% from the second quarter of 2016 due to the favorable impact of currency translation and an accelerated charge for deferred stock awards in the prior-year period related to a termination.

Transaction processing costs increased 30% from the prior-year period, reflecting an 18% growth in daily value traded in British pound terms, an increase in rebates paid to introducing brokers, higher costs to execute ETF trades, a lower crossing rate in POSIT and higher settlement financing costs. These increases were offset in part by the impact of currency translation. As a percentage of commissions and fees, transaction processing costs rose to 28.2%, compared to 26.8% in the prior-year period.

Other expenses increased 2% from the second quarter of 2016 due to higher charges for global research and development costs and higher connectivity, as well as higher recruiting and consulting costs as we continue to invest in our growth initiatives and prepare for MiFID II, partially offset in part by the favorable impact of currency translation.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$12,012	$9,844	$2,168	22%
Recurring	1,719	1,465	254	17%
Other	(11)	(29)	18	62%
Total revenues	13,720	11,280	2,440	22%
Expenses:
Compensation and employee benefits	4,664	4,513	151	3%
Transaction processing	2,834	2,439	395	16%
Other expenses	4,687	4,421	266	6%
Total expenses	12,185	11,373	812	7%
Income (loss) before income tax expense (benefit)	$1,535	$(93)	$1,628	nm

nm – not meaningful

Currency translation had a negligible effect on total Asia Pacific revenues and expenses.

Commissions and fees increased 22% over the second quarter of 2016, significantly outpacing the 12% growth in market-wide trading due to record activity in POSIT Alert and increased algorithmic and portfolio trading by clients. We also had higher commission sharing revenues from trades executed through our Triton EMS.

Recurring revenues increased 17% from the prior-year period due to the increase in connectivity revenue, while other revenues improved due to a lower impact of client trade accommodations.

Compensation and employee benefits increased 3% from the second quarter of 2016 due to a slight increase in headcount.

Transaction processing costs increased 16% from the prior-year period, which was higher than the 9% growth in value executed due to higher clearing costs in Hong Kong as well as a larger proportion of our trading in markets where costs are higher. As a percentage of commissions and fees, transaction processing costs decreased to 23.6% from 24.8% for the second quarter of 2016 due to the impact of a higher average commission rate.

Other expenses increased 6% compared to the second quarter of 2016 due to higher depreciation expenses associated with investments we are making to enhance redundancy and business recovery capabilities, higher market data costs, and higher charges for global research and development costs, partially offset by lower travel and entertainment costs.

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

In the second quarter of 2017, we incurred a pre-tax loss from Corporate activities of $5.4 million, reflecting $0.4 million of revenues and $5.8 million of costs, compared to a pre-tax loss of $15.8 million in the prior-year period, reflecting $2.8 million of revenues and $18.5 million of costs. The lower revenues reflects the recognition of $2.4 million of insurance proceeds received in the second quarter 2016, net of related expenses, under our business interruption insurance policy relating to the impact of an outage at our primary outsourced data center incurred in August 2015. The decline in costs compared to the second quarter of 2016 reflects costs incurred in the prior-year period for upfront cash and stock awards granted to our current CEO upon the commencement of his employment in January 2016, a significant portion of which replaced compensation he forfeited at his former employer, settlement of the arbitration claim by our former CEO, together with related legal fees, and restructuring costs related to (a) the reduction in single stock sales trading headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) the reduction in headcount associated with combining the portfolio trading and single stock execution offerings with the former Electronic Brokerage product group to form the new Execution Services product group. We also saw reductions in legal fees and intangible amortization during the second quarter of 2017. Corporate costs, including legal expenses, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

Our effective tax rate was 8.7% on our pre-tax income in the second quarter of 2017, compared to a benefit of 46.0% on our pre-tax loss in the second quarter of 2016. Our second quarter of 2017 tax rate reflects the combined impact of a higher benefit rate on losses in the U.S., a lower expense rate on earnings in Europe and the lack of tax costs on earnings in Asia Pacific due to the existence of net operating losses that are fully reserved. Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The tax benefits on losses in the U.S. have been recorded as deferred tax assets on our statement of financial condition along with other amounts based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our ability to continue to recognize deferred tax assets is dependent on management’s assessment of both positive and negative evidence, including forecasts of future taxable income, cumulative losses, applicable tax planning strategies and assessments of current and future economic and business conditions. If we are unable to achieve sufficient future taxable income as the basis for the ultimate realization of our net deferred tax assets, particularly in the U.S., then a valuation allowance may need to be established. This would result in an increase in our effective tax rate and may have a material adverse effect on our future operating results. We will continue to assess the need for a valuation allowance at each reporting date.

Results of Operations — Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$80,650	$93,067	$(12,417)	(13)%
Recurring	23,803	30,298	(6,495)	(21)%
Other	1,703	1,538	165	11%
Total revenues	106,156	124,903	(18,747)	(15)%
Expenses:
Compensation and employee benefits	52,841	56,851	(4,010)	(7)%
Transaction processing	20,995	20,121	874	4%
Other expenses	43,954	48,700	(4,746)	(10)%
Total expenses	117,790	125,672	(7,882)	(6)%
Loss before income tax benefit	$(11,634)	$(769)	$(10,865)	nm

nm – not meaningful

Commissions and fees declined 13% compared to the prior-year period due primarily to a decline in our overall revenue per share. Our ADV increased 2% over the first half of 2016 despite a 13% decrease in average daily U.S.

market volumes. Our overall revenue per share declined 16% from $0.0043 to $0.0036 driven by significant movements within the mix of our volume amongst our client segments as well as decreased single stock sales trading for equities as a result of the reduction in our single stock sales trading organization following the sale of our remaining investment research operations in May 2016. ADV from our lower priced sell-side accounts increased to 56% of our overall ADV compared with 52% for the prior-year period.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2017	2016	Change	% Change
Total trading volume (in billions of shares)	18.7	18.3	0.4	2%
Average trading volume per day (in millions of shares)	149.3	146.3	3.0	2%
Average revenue per share	$0.0036	$0.0043	$(0.0007)	(16)%
U.S. market trading days	125	125	—	—

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 21% from the prior-year period following the divestiture of our remaining investment research operations in May 2016 and the amendment to terminate the original energy research distribution agreement at the end of 2016. We also experienced lower OMS subscriptions and connectivity revenue due to client attrition.

Other revenues increased $0.2 million from the first half of 2016 due to the impact of client trade accommodations, which reduced other revenues by $1.0 million during the prior-year period, as well as higher market data tape rebate revenue in the current period. These increases were offset by the loss of revenue from the impact of the closing of our matched-book securities lending operations in the second quarter 2016.

Compensation and employee benefits decreased 7% from the prior-year period due to the impact of divesting our remaining investment research operations in May 2016, cost savings measures implemented during the second half of 2016 and first half of 2017, and the impact of the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan. These declines were offset in part by an increase in employee separation costs of $3.5 million and by headcount dedicated to executing the Strategic Operating Plan.

Transaction processing costs increased 4% from the prior-year period, slightly higher than the growth in our ADV due to the growth in market-on-close index rebalance trading from passive accounts and increased routing for sell-side clients where we saw an increase in liquidity taking. As a percentage of commissions and fees, transaction processing costs increased to 26.0% from 21.6% during the first half of 2016 due to the impact of the reduction in the average revenue per share.

Other expenses declined 10% from the comparable period in 2016 due to the impact of divesting our remaining investment research operation in May 2016, a reduction in travel and entertainment costs and reduced energy research costs from the amendment to terminate the original energy research distribution agreement.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$27,836	$25,924	$1,912	7%
Recurring	2,587	2,579	8	—%
Other	2,043	3,383	(1,340)	(40)%
Total revenues	32,466	31,886	580	2%
Expenses:
Compensation and employee benefits	8,845	9,415	(570)	(6)%
Transaction processing	5,711	4,782	929	19%
Other expenses	11,281	11,569	(288)	(2)%
Total expenses	25,837	25,766	71	—%
Income before income tax expense	$6,629	$6,120	$509	8%

Currency translation had a negligible effect on total Canadian revenues and expenses.

Commissions and fees grew 7% compared to the six months ended June 30, 2016 despite an 8% decline in market-wide volumes due to growth in POSIT Alert and other buy-side trading activity.

Recurring revenues were comparable to the prior-year period and other revenues declined 40% largely from the closure of our arbitrage trading desk in April 2016.

Compensation and employee benefits costs decreased 6% from the first half of 2016 due to lower headcount and the impact of the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan.

Transaction processing costs increased 19% over the prior-year period, significantly exceeding the growth in commission and fees, due primarily to an increase in the proportion of our routing activity where we took liquidity and an increase in the number of settlement tickets processed. As a percentage of commissions and fees, transaction processing costs increased to 20.5% from 18.4% in the prior-year period.

Other expenses declined 2% from 2016 due to reductions in consulting, travel and entertainment, and software amortization costs as well as the discontinuation of research distribution fees.

European Operations

	Six Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues
Commissions and fees	$67,640	$55,567	$12,073	22%
Recurring	8,030	8,160	(130)	(2)%
Other	(219)	(385)	166	43%
Total revenues	75,451	63,342	12,109	19%
Expenses:
Compensation and employee benefits	18,201	19,251	(1,050)	(5)%
Transaction processing	17,967	15,165	2,802	18%
Other expenses	17,255	16,963	292	2%
Total expenses	53,423	51,379	2,044	4%
Income before income tax expense	$22,028	$11,963	$10,065	84%

Overall currency rate changes in the European region reduced revenues and expenses by $4.1 million and $3.2 million, respectively, reducing pre-tax income by $0.9 million. This decrease in pre-tax income was largely driven by the weaker euro exchange rate, as revenues and expenses that originate in British pounds largely offset each other.

Commissions and fees were 22% higher than the first half of 2016 due to strong growth in trading in POSIT Alert, as well as growth in single stock sales trading and algorithmic trading by institutional and hedge fund clients. This growth more than offset the impact of reduced trading from sell-side clients and currency translation. Sell-side clients made up 49% of our European value traded in the first half of 2017 compared to 64% in the prior-year period. This favorable change in business mix together with the higher concentration of business in POSIT Alert pushed our overall commission rate 21% higher than the first half of 2016.

Recurring revenues were down slightly compared to the prior-year period due to lower billed analytics revenues and currency translation, offset in part by higher connectivity fees. Other revenues were favorable to the prior-year period due to a lower impact of client trade accommodations.

Compensation and employee benefits decreased 5% from the same period in 2016 due to the favorable impact of currency translation, an accelerated charge for deferred stock awards in the prior-year period related to a termination and the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan.

Transaction processing costs increased 18% from the prior-year period reflecting a 13% growth in daily value traded in British pound terms, higher costs to execute ETF trades and a lower crossing rate in POSIT, offset in part by the impact of currency translation. As a percentage of commissions and fees, transaction processing costs declined to 26.6%, compared to 27.3% in the prior-year quarter reflecting the increase in our average commission rate noted above.

Other expenses increased 2% from the first half of 2017 due to higher charges for global research and development costs, and higher client connectivity costs as well as higher consulting and recruiting costs as we continue to invest in our growth initiatives and prepare for MiFID II, partially offset in part by the favorable impact of currency translation.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$24,318	$19,100	$5,218	27%
Recurring	3,463	2,969	494	17%
Other	(118)	(32)	(86)	(269)%
Total revenues	27,663	22,037	5,626	26%
Expenses:
Compensation and employee benefits	9,331	9,016	315	3%
Transaction processing	5,665	4,864	801	16%
Other expenses	9,287	8,850	437	5%
Total expenses	24,283	22,730	1,553	7%
Income (loss) before income tax expense (benefit)	$3,380	$(693)	$4,073	nm

Currency translation from a stronger Australian Dollar increased total Asia Pacific revenues and expenses by $0.6 million and $0.3 million, respectively, resulting in an increase of $0.3 million to pre-tax income.

Commissions and fees increased 27%, over the first half of 2016, significantly outpacing the 5% growth in overall market-wide trading, driven by strong growth in POSIT Alert and increased algorithmic and portfolio trading by clients. We also had higher commission sharing revenues from trades executed through our Triton EMS.

Recurring revenues increased 17% from the prior-year period due to higher billed revenue from analytics products and higher connectivity fees, while other revenues declined due to higher impact of client trading accommodations.

Compensation and employee benefits increased 3% over the first half of 2016 due to a slight increase in headcount, partially offset by the increased use of deferred stock awards in our incentive compensation program to better align employees with the Strategic Operating Plan and cost savings measures implemented during the second half of 2016.

Transaction processing costs increased 16% from the prior-year period, which was higher than the 11% growth in value executed due to higher clearing costs in Hong Kong as well as a larger proportion of our trading in markets where costs are higher. As a percentage of commissions and fees, transaction processing costs decreased to 23.3% from 25.4% due to the impact of a higher average commission rate.

Other expenses increased 5% from the first half of 2016 due to higher depreciation expenses associated with investments we are making to enhance redundancy and business recovery capabilities, higher market data costs and higher charges for global research and development costs, partially offset by lower travel and entertainment expenses.

Corporate

For the first half of 2017, we incurred a pre-tax loss from Corporate activities of $11.5 million, reflecting $0.7 million of revenues and $12.2 million of costs, compared to a pre-tax loss of $29.9 million in the prior-year period, reflecting $3.1 million of revenues and $33.0 million of costs. The lower revenues reflects the recognition of $2.4 million of insurance proceeds received in the second quarter 2016, net of related expenses, under our business interruption insurance policy for the impact of an outage at our primary outsourced data center incurred in August 2015. The decline in costs compared to the first half of 2016 reflects costs incurred in the prior-year period for the amount expensed for upfront cash and stock awards granted to our current CEO upon the commencement of his employment in January 2016, a significant portion of which replaced compensation he forfeited at his former employer, settlement of the arbitration claim with our former CEO, together with related legal fees, and restructuring costs related to (a) the reduction in single stock sales trading headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) the reduction in headcount associated with combining the portfolio trading and single stock execution offerings with the former Electronic Brokerage product group to form the new Execution Services product group. We also saw reductions in legal fees and intangible amortization during the second quarter of 2017.

Consolidated income tax expense

Our effective tax rate in the first half of 2017 was a benefit of 11.8% on our pre-tax income, compared to a benefit of 41.9% on our pre-tax loss in the first half of 2016. The tax benefit in the 2017 period despite the pre-tax income reflects the impact of the new accounting pronouncement to recognize excess tax benefits on employee stock vestings (see Note 1, Organization and Basis of Presentation, to the condensed consolidated financial statements), which increased our recorded tax benefit by $1.2 million, together with the combined impact of a higher benefit rate on losses in the U.S., a lower expense rate on earnings in Europe and the lack of tax costs on earnings in Asia Pacific due to the existence of net operating losses that are fully reserved.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At June 30, 2017, unrestricted cash and cash equivalents totaled $252.0 million. Included in this amount is $130.4 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings at that time, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of additional dividends. Should we need to do so in the future, our effective tax rate may increase.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2017, we had interest‑bearing security deposits totaling $33.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from non-standard settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 27, 2017, we entered into a new $150 million 364‑day revolving credit agreement (the “Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent (see Note 10, Borrowings, to the condensed consolidated financial statements).

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $2.0 million at June 30, 2017. We continue to maintain a $1.6 million clearing deposit in Hong Kong, which is expected to be released in the coming months now that we have migrated to a third-party clearing provider (see discussion in Regulatory Capital below).  In Europe, we maintained $4.7 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $37.0 million at June 30, 2017. As part of our European settlement activities, we may need to temporarily finance customer securities positions from non-standard settlements or delivery failures.  These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under uncommitted overdraft facilities with our clearing agent and a commercial bank.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to obtain debt financing.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2017	2016
Net income (loss)	$9,945	$(7,723)
Non-cash items included in net income (loss)	26,003	31,754
Effect of changes in receivables/payables from/to customers and brokers	(19,466)	(128,586)
Effect of changes in other working capital and operating assets and liabilities	(13,307)	(50,211)
Net cash provided by (used in) operating activities	$3,175	$(154,766)

Our operating activities resulted in cash being provided in the first half of 2017 as opposed to being used during the first half of 2016 largely due to a significant reduction in the cash that was temporarily tied up in settlement receivables and clearing deposits. A portion of the cash tied up in settlement activities in the prior-year period was offset by an $84.0 million increase in short-term debt financing that was included in financing activities. In the first half of 2017, we had a reduction in restricted cash required in Hong Kong following the migration to a third-party clearing solution (see discussion in Regulatory Capital below) and we had increases in other working capital related to accrued research payables under client commission arrangements, that were more than offset by the payment to the SEC in January 2017 for the settlement of the inquiry into ITG Inc.’s discontinued activity with respect to pre-released American Depository Receipts and the payment of 2016 incentive compensation in the first quarter of 2017.

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

Investing Activities

Net cash used in investing activities of $20.0 million during the six months ended June 30, 2017 includes investments in software development projects, computer hardware and office space.

Financing Activities

Net cash used in financing activities of $9.4 million primarily reflects repurchases of ITG common stock, our dividend program, shares withheld for net settlements of share‑based awards and repayments of long‑term debt, partially offset by proceeds from short‑term bank borrowings that are used to support our settlement activities.

During the first six months of 2017, we repurchased approximately 0.7 million shares of our common stock at a cost of $14.9 million, which was funded from our available cash resources. Of these shares, nearly 0.3 million were purchased under our Board of Directors’ authorization for a total cost of $5.0 million (average cost of $19.78 per share). In addition, nearly 0.5 million shares were repurchased for $9.9 million pertaining solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.2 million. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

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

Net capital balances and the amounts in excess of required net capital at June 30, 2017 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$85,088	$82,839
AlterNet	3,647	3,483
ITG Derivatives	829	729

As of June 30, 2017, ITG Inc. had $8.9 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $2.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$25,401	$25,015
European Operations
Ireland	72,741	42,989
U.K.	2,449	1,615
Asia Pacific Operations
Australia	24,408	10,964
Hong Kong	3,312	2,875
Singapore	1,050	978

In 2017, we migrated from self-clearing in Hong Kong to the use of a third-party clearer that settles trades executed in Hong Kong on behalf of ITG Australia Limited. Since capital requirements with respect to unsettled trades are generally lower in Australia than Hong Kong, we expect this migration to reduce our overall peak capital requirements in the Asia Pacific region by at least $10 million.

During the second quarter of 2017, we received regulatory approval for a change in the method used to determine our capital requirements in Europe following an extensive review we initiated with our local regulator. This change is expected to lower peak capital requirements in the region by approximately $15 million.

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

As of June 30, 2017, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

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

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single five step revenue recognition model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry‑specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014‑09. The original standard was effective for fiscal years beginning after December 15, 2016, however, in April 2015, the FASB proposed a one‑year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We have completed the assessment phase of our evaluation of this guidance, which includes the classification of in-scope revenue streams into distinct groups based on complexity, the selection and review of a representative sample of customer contracts from each group, and the identification of key accounting changes that may impact the financial statements. These changes include a requirement to allocate bundled commission arrangements among the identified performance obligations, which may involve analytics services performed over time and which have a different timing from our trade execution obligations.  We are currently in the design and implementation phase of this project, which involves quantifying the financial impact of the accounting changes identified, finalizing the selection of a transition method of adoption and developing and designing process changes.

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

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first six months of 2017, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2017
To: January 31, 2017	86,948	$20.27	—	1,446,840
From: February 1, 2017
To: February 28, 2017	486,750	20.11	87,035	1,359,805
From: March 1, 2017
To: March 31, 2017	75,799	19.93	74,673	1,285,132
From: April 1, 2017
To: April 30, 2017	38,844	19.27	38,844	1,246,288
From: May 1, 2017
To: May 31, 2017	8,481	20.03	8,321	1,237,967
From: June 1, 2017
To: June 30, 2017	44,348	19.96	43,104	1,194,863
Total	741,170	$20.06	251,977

(a)	This column includes the acquisition of 489,193 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.
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

During the first six months of 2017, we repurchased approximately 0.7 million shares of our common stock at a cost of $14.9 million, which was funded from our available cash. Of these shares, nearly 0.3 million were purchased under our Board of Directors’ authorization for a total cost of $5.0 million (average cost of $19.78 per share). In addition, nearly 0.5 million shares repurchased for $9.9 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.2 million.

During the second quarter of 2017, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1* (†)	Investment Technology Group, Inc. 2007 Omnibus Equity Compensation Plan.

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 7, 2017	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Chief Administrative Officer and Duly Authorized Signatory of Registrant