Form 10-Q
period 2017-09-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2017-11-07
CIK 920424

www.goo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2017

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

At October 10, 2017, the Registrant had 33,060,740 shares of common stock, $0.01 par value, outstanding.

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

Although we believe our expectations reflected in such forward‑looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations and customer or shareholder reaction to, or further proceedings or sanctions based on, such matters, the volatility of our stock price, changes in tax policy or accounting rules, the ability of the Company to recognize its deferred tax assets, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, operational risks related to misconduct or errors by our employees or entities with which we do business, cash flows into or redemptions from equity mutual funds, ability to meet the capital and liquidity requirements of our securities businesses and the related clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees, and our ability to pay dividends or repurchase our common stock in the future.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash and cash equivalents	$238,793	$277,977
Cash restricted or segregated under regulations and other	13,562	40,353
Deposits with clearing organizations	81,056	62,556
Securities owned, at fair value	1,747	2,557
Receivables from brokers, dealers and clearing organizations	207,598	152,294
Receivables from customers	93,825	54,486
Premises and equipment, net	56,698	59,333
Capitalized software, net	40,641	38,606
Goodwill	10,962	10,102
Intangibles, net	14,291	15,390
Income taxes receivable	2,738	873
Deferred tax assets	4,663	38,688
Other assets	27,471	22,070
Total assets	$794,045	$775,285
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$158,931	$174,343
Short-term bank loans	101,996	72,150
Payables to brokers, dealers and clearing organizations	106,628	100,188
Payables to customers	44,125	12,272
Securities sold, not yet purchased, at fair value	42	249
Income taxes payable	5,211	4,552
Deferred tax liabilities	2,448	—
Term debt	2,404	6,367
Total liabilities	421,785	370,121
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,605,650 and 52,456,165 shares issued at September 30, 2017 and December 31, 2016, respectively	526	525
Additional paid-in capital	245,669	248,748
Retained earnings	491,683	536,350
Common stock held in treasury, at cost; 19,546,278 and 19,830,032 shares at September 30, 2017 and December 31, 2016, respectively	(343,834)	(346,482)
Accumulated other comprehensive loss (net of tax)	(21,784)	(33,977)
Total stockholders’ equity	372,260	405,164
Total liabilities and stockholders’ equity	$794,045	$775,285

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Commissions and fees	$93,475	$83,485	$293,919	$277,141
Recurring	18,930	19,214	56,813	63,220
Other	2,126	1,486	6,215	9,102
Total revenues	114,531	104,185	356,947	349,463

Expenses:
Compensation and employee benefits	46,755	45,127	139,433	145,906
Transaction processing	23,428	20,799	73,766	65,731
Occupancy and equipment	14,945	13,849	45,247	41,893
Telecommunications and data processing services	12,189	13,720	36,345	43,341
Restructuring charges	—	—	—	4,355
Other general and administrative	18,670	37,927	53,684	87,663
Interest expense	499	561	1,529	1,668
Total expenses	116,486	131,983	350,004	390,557
(Loss) income before income tax expense (benefit)	(1,955)	(27,798)	6,943	(41,094)
Income tax expense (benefit)	45,012	(3,887)	43,965	(9,460)
Net loss	$(46,967)	$(23,911)	$(37,022)	$(31,634)
Loss per share:
Basic	$(1.42)	$(0.73)	$(1.12)	$(0.96)
Diluted	$(1.42)	$(0.73)	$(1.12)	$(0.96)
Basic weighted average number of common shares outstanding	33,105	32,725	33,060	33,006
Diluted weighted average number of common shares outstanding	33,105	32,725	33,060	33,006

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(46,967)	$(23,911)	$(37,022)	$(31,634)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	5,437	(3,751)	12,193	(8,530)
Other comprehensive income (loss)	5,437	(3,751)	12,193	(8,530)
Comprehensive loss	$(41,530)	$(27,662)	$(24,829)	$(40,164)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2017

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at January 1, 2017	$—	$525	$248,748	$536,350	$(346,482)	$(33,977)	$405,164
Net loss	—	—	—	(37,022)	—	—	(37,022)
Other comprehensive income	—	—	—	—	—	12,193	12,193
Issuance of common stock in connection with restricted stock unit awards (1,279,170 shares)	—	1	(20,215)	—	20,463	—	249
Issuance of common stock for the employee stock purchase plan (40,378 shares)	—	—	527	—	—	—	527
Shares withheld for net settlements of share-based awards (518,777 shares)	—	—	—	—	(10,484)	—	(10,484)
Purchase of common stock for treasury (371,704 shares)	—	—	—	—	(7,404)	—	(7,404)
Dividends declared on common stock	—	—	13	(7,002)	73	—	(6,916)
Share-based compensation	—	—	15,730	—	—	—	15,730
Cumulative effect of accounting change	—	—	866	(643)			223
Balance at September 30, 2017	$—	$526	$245,669	$491,683	$(343,834)	$(21,784)	$372,260

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(37,022)	$(31,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,687	32,450
Deferred income tax expense (benefit)	35,182	(12,426)
Provision for doubtful accounts	451	108
Non-cash share-based compensation	15,730	19,409
Other intangible asset impairment	325	—
Gain on sale of investment research operations	—	(21)
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	26,949	91
Deposits with clearing organizations	(15,244)	(6,742)
Securities owned, at fair value	813	(2,744)
Receivables from brokers, dealers and clearing organizations	(43,275)	736,136
Receivables from customers	(33,608)	(33,777)
Accounts payable and accrued expenses	(18,942)	1,659
Payables to brokers, dealers and clearing organizations	661	(784,076)
Payables to customers	29,628	17,827
Securities sold, not yet purchased, at fair value	(209)	3,175
Income taxes receivable/payable	2,592	(9,572)
Excess tax benefit from share-based payment arrangements	—	(1,102)
Other, net	(5,685)	(3,447)
Net cash used in operating activities	(7,967)	(74,686)
Cash Flows from Investing Activities:
Capital purchases	(10,228)	(9,668)
Capitalization of software development costs	(21,014)	(18,705)
Proceeds from sale of investment research operations, net of deal costs	—	6,125
Net cash used in investing activities	(31,242)	(22,248)
Cash Flows from Financing Activities:
Repayments of long term debt	(3,963)	(4,649)
Proceeds from borrowing under short-term bank loans	29,846	51,553
Debt issuance costs	(762)	(810)
Excess tax benefit from share-based payment arrangements	—	1,102
Common stock issued	776	3,111
Common stock repurchased	(7,404)	(22,112)
Dividends paid	(6,891)	(6,865)
Shares withheld for net settlements of share-based awards	(10,484)	(6,617)
Net cash provided by financing activities	1,118	14,713
Effect of exchange rate changes on cash and cash equivalents	(1,093)	12,443
Net decrease in cash and cash equivalents	(39,184)	(69,778)
Cash and cash equivalents—beginning of period	277,977	330,653
Cash and cash equivalents—end of period	$238,793	$260,875

Supplemental cash flow information:
Interest paid	$3,412	$3,067
Income taxes paid	$7,421	$12,319

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

As a result of this adoption, the Company:

•

Recognized net excess tax benefits of $0.1 million and $1.2 million during the three and nine months ended September 30, 2017, which is included in income tax benefit in the Condensed Consolidated Statements of Operations.

•

Elected to adopt the cash flow presentation of the excess tax benefits prospectively during the nine months ended September 30, 2017, where these benefits are classified along with other income tax cash flows as an operating activity in the Condensed Consolidated Statement of Cash Flows.

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

•	Excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and nine months ended September 30, 2017.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$44	$44	$—	$—
Mutual funds	1,703	1,703	—	—
Total	$1,747	$1,747	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	42	42	—	—
Total	$42	$42	$—	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$244	$244	$—	$—
Mutual funds	2,313	2,313	—	—
Total	$2,557	$2,557	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	249	249	—	—
Total	$249	$249	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following September 30, 2017, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at September 30, 2017 and December 31, 2016 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Formation of Derivatives Venture

In September 2017, the Company signed a definitive agreement with Option Technology Solutions LLC (“OpTech”) to form Matrix Holdings Group (“Matrix”), a newly established derivatives execution and technology business focused on sell-side clients, professional traders and select hedge funds. The venture is expected to launch by the first quarter of 2018, subject to receipt of required regulatory approvals and satisfaction of other customary closing conditions.

The Company will contribute the ITG Derivatives entity, including its broker-dealer license and professional trader client base with revenues of $3.8 million during the nine months ended September 30, 2017, along with certain derivatives-focused software and technology for an initial minority stake of approximately 20%. OpTech will contribute the management team, a retail-focused trading and analytics platform and capital.

During the three months ended September 30, 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the establishment of the Matrix venture of $0.8 million.

Upon closing, the Company will reflect the carrying value of the net assets contributed to the Matrix venture, currently estimated at approximately $2 million, as an investment in minority interest and will account for its share of results under the equity method.

The Company determined that the pending contribution of ITG Derivatives does not meet the requirements to be treated as a discontinued operation. As such, the results of ITG Derivatives through the closing date of the venture will be included in continued operations on the Condensed Consolidated Statement of Operations in the U.S. Operations segment.

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

Activity and liability balances recorded as part of the restructuring plan through September 30, 2017 are as follows (dollars in thousands):

Amount
Balance at December 31, 2016	$3,157
Utilized - cash (primarily severance related)	(2,950)
Accrual adjustment	(18)
Currency translation	27
Balance at September 30, 2017	$216

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

(6) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Corporate stocks - trading securities	$44	$244	$42	$249
Mutual funds	1,703	2,313	—	—
Total	$1,747	$2,557	$42	$249

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

(7) Income Taxes

Under ASC 740, Income Taxes, the Company regularly assesses the need for a valuation allowance against its deferred taxes. In making that assessment, both positive and negative evidence is considered related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely than not that some or all of its deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considered its cumulative pre-tax loss in the U.S. jurisdiction over the previous three years as a significant piece of negative evidence. Prevailing accounting guidance limits the ability to consider other subjective evidence to support deferred tax assets, such as projections of future profits, when objective verifiable evidence such as a cumulative loss exists. As a result, the Company recorded a full valuation allowance against its U.S. deferred tax assets, giving rise to an additional non-cash charge of $48.1 million during the three months ended September 30, 2017, which included $42.3 million related to deferred tax assets that existed at June 30, 2017. At September 30, 2017, the net deferred tax assets of $4.7 million related to non-U.S. jurisdictions on the Condensed Consolidated Statement of Financial Condition.

The components of the Company’s net deferred tax asset are as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016
Deferred tax assets:
Compensation and benefits	$7,940	$9,715
Net operating loss and capital loss carryover	30,139	19,755
Share-based compensation	5,851	6,824
Research and development credits	6,843	7,550
Foreign tax credits	14,643	12,660
Tax benefits on uncertain tax positions	1,315	1,351
Goodwill and definite-lived intangibles	8,622	10,347
Depreciation	1,108	1,167
Other	5,998	5,259
Total deferred tax assets	82,459	74,628
Less: valuation allowance	(69,419)	(20,979)
Total deferred tax assets, net of valuation allowance	13,040	53,649
Deferred tax liabilities:
Depreciation	—	—
Capitalized software	(7,693)	(12,174)
Indefinite-lived intangibles	(2,448)	(2,332)
Other	(684)	(455)
Total deferred tax liabilities	(10,825)	(14,961)
Net deferred tax assets	$2,215	$38,688

A tax benefit from an uncertain tax position may be recognized only if it is more-likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

The Company had reserves for unrecognized tax benefits of $7.9 million at September 30, 2017 and $7.4 million at December 31, 2016. The Company had accrued interest expense related to tax reserves of $1.3 million, net of related tax effects, at both September 30, 2017 and December 31, 2016.

(8) Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill by the Company’s European Operations segment for the nine months ended September 30, 2017 (dollars in thousands):

Total
Balance at December 31, 2016	$10,102
2017 Activity:
Currency translation adjustment	860
Balance at September 30, 2017	$10,962

Other Intangible Assets

Acquired other intangible assets consisted of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,528	$—	$8,518	$—	—
Customer-related intangibles	10,199	6,072	10,358	5,584	16.9
Proprietary software	23,306	22,059	23,165	21,456	8.4
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$42,422	$28,131	$42,430	$27,040

At September 30, 2017, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, compared with $0.3 million and $1.5 million in the respective prior year periods. These amounts are included in other general and administrative expense in the Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired.

The following table represents the changes in the carrying amount of net intangible assets for the nine months ended September 30, 2017 (dollars in thousands):

Total
Balance at December 31, 2016	$15,390
2017 Activity:
Amortization	(977)
Impairment charge	(325)
Currency translation adjustment	203
Balance at September 30, 2017	$14,291

(9) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Broker-dealers	$177,925	$147,116	$78,059	$56,894
Clearing organizations	12,060	5,117	7,542	8,096
Securities borrowed*	18,458	374	—	—
Securities loaned	—	—	21,027	35,198
Allowance for doubtful accounts	(845)	(313)	—	—
Total	$207,598	$152,294	$106,628	$100,188

*	See Securities Borrowed and Loaned below.

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Customers	$94,289	$55,006	$44,125	$12,272
Allowance for doubtful accounts	(464)	(520)	—	—
Net	$93,825	$54,486	$44,125	$12,272

Securities Borrowed and Loaned

In the second quarter 2016, the Company closed its U.S. matched-book securities lending operations.  At September 30, 2017, the balances for securities borrowed and securities loaned relate to customer settlement activities.

The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned within the U.S. matched-book operations prior to the wind-down of all balances, and the resulting net amount included in other revenue on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Interest earned	$3	$1,961
Interest incurred	(3)	(1,132)
Net	$—	$829

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of September 30, 2017:
Deposits paid for securities borrowed	$18,458	$—	$18,458	$18,458	$—
Deposits received for securities loaned	(21,027)	—	(21,027)	(20,862)	(165)
As of December 31, 2016:
Deposits paid for securities borrowed	$374	$—	$374	$374	$—
Deposits received for securities loaned	(35,198)	—	(35,198)	(34,245)	(953)

(10) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30,	December 31,
	2017	2016
Accrued research payables	$54,627	$45,826
Accrued compensation and benefits	29,993	34,526
Accrued settlement costs	—	24,450
Accrued rent	19,037	19,061
Trade payables	19,454	14,474
Deferred revenue	6,779	7,643
Deferred compensation	2,724	3,262
Accrued restructuring	216	3,157
Accrued transaction processing	2,889	3,230
Other	23,212	18,714
Total	$158,931	$174,343

(11) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2017, there was $102.0 million outstanding under these facilities at a weighted average interest rate of approximately 1.92% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as

Administrative Agent, that matured in January 2017. On January 27, 2017, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement, dated as of January 27, 2017 (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 26, 2018. At September 30, 2017, there were no amounts outstanding under the Credit Agreement.

Term Debt

Term debt is comprised of the following (dollars in thousands):

	September 30,	December 31,
	2017	2016
Term loans	$2,404	$3,098
Obligations under capital lease	—	3,269
Total	$2,404	$6,367

On December 30, 2015, the Parent Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services (“H-P Loan”), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 beginning in April 2016 and accrues interest at 2.95%. At September 30, 2017 and December 31, 2016, there was $2.4 million and $3.1 million, respectively, outstanding under the H-P Loan.

On August 10, 2012, the Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build-out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million had a 3.39% fixed-rate term financing structured as a capital lease with a 48-month term that began upon the substantial completion of the build-out, at the end of which Parent Company may purchase the underlying assets for $1.  At December 31, 2016, there was $3.3 million outstanding under the BMO facility. The BMO lease facility was fully paid on July 30, 2017.

(12) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2017	2016
Three Months Ended
Net loss for basic and diluted loss per share	$(46,967)	$(23,911)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,105	32,725
Effect of dilutive securities	—	—
Average common shares used in diluted computation	33,105	32,725
Loss per share:
Basic	$(1.42)	$(0.73)
Diluted	$(1.42)	$(0.73)

Nine Months Ended
Net loss for basic and diluted loss per share	$(37,022)	$(31,634)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,060	33,006
Effect of dilutive securities	—	—
Average common shares used in diluted computation	33,060	33,006
Loss per share:
Basic	$(1.12)	$(0.96)
Diluted	$(1.12)	$(0.96)

There were no anti-dilutive equity awards for the three and nine month periods ended September 30, 2017 and 2016 due to the fact that the Company recorded losses.

(13) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the three and nine month periods ended September 30, 2017 and 2016 are as follows (dollars in thousands):

Three Months Ended September 30, 2017
Balance at June 30, 2017	$(27,221)
Other comprehensive income	5,437
Balance at September 30, 2017	$(21,784)

Three Months Ended September 30, 2016
Balance at June 30, 2016	$(24,274)
Other comprehensive loss before reclassifications	(2,685)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,066)
Net current-period other comprehensive loss	(3,751)
Balance at September 30, 2016	$(28,025)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	12,193
Balance at September 30, 2017	$(21,784)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(19,495)
Other comprehensive loss before reclassifications	(7,464)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,066)
Net current-period other comprehensive loss	(8,530)
Balance at September 30, 2016	$(28,025)

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

Net capital balances and the amounts in excess of required net capital at September 30, 2017 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$84,131	$83,131
AlterNet	4,550	4,450
ITG Derivatives	723	623

As of September 30, 2017, ITG Inc. had $8.9 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$25,878	$25,478
European Operations
Ireland	75,352	41,882
U.K.	2,019	1,156
Asia Pacific Operations
Australia	25,082	8,560
Hong Kong	6,212	5,723
Singapore	1,075	1,001

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
Three Months Ended September 30, 2017
Total revenues	$47,403	$15,055	$36,256	$15,327	$490	$114,531
(Loss) income before income tax (benefit) expense (1)	(8,994)	1,405	8,922	2,938	(6,226)	(1,955)
Identifiable assets	338,000	75,332	323,142	57,571	—	794,045
Three Months Ended September 30, 2016
Total revenues	$48,774	$13,719	$28,894	$12,502	$296	$104,185
(Loss) income before income tax (benefit) expense (2) (3) (4) (5)	(8,528)	1,496	4,709	901	(26,376)	(27,798)
Identifiable assets	418,357	108,647	328,731	61,367	—	917,102
Nine Months Ended September 30, 2017
Total revenues	$153,559	$47,521	$111,707	$42,990	$1,170	$356,947
(Loss) income before income tax (benefit) expense (1)	(20,628)	8,034	30,950	6,318	(17,731)	6,943
Nine Months Ended September 30, 2016
Total revenues	$173,677	$45,605	$92,236	$34,539	$3,406	$349,463
(Loss) income before income tax (benefit) expense (2) (3) (4) (5) (6) (7)	(9,297)	7,616	16,672	208	(56,293)	(41,094)

The following notes relate to Corporate activity:

(1)

In the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the establishment of the Matrix venture of $0.8 million.

(2)

In the third quarter of 2016, the Company accrued $22.1 million for a settlement with the SEC with respect to an inquiry involving discontinued activity in pre-released American Depositary Receipts and incurred legal fees related to this matter of $1.6 million.

(3)

The Company’s current CEO was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. The amount expensed for these awards during the three and nine month periods ended September 30, 2016 was $0.5 million and $3.8 million, respectively. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards during the three and nine months ended September 30, 2016 was eligible for a tax deduction.

(4)

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

(5)

During the nine month period ended September 30, 2016, the Company incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with its former CEO and incurred legal fees of $2.7 million. During the three months ended September 30, 2016, the Company recorded a reimbursement of $0.9 million of these legal fees from its insurance carrier. The Company settled the arbitration case in June 2016.

(6)

The Company received insurance proceeds of $2.4 million during the first half of 2016 from its corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in its outsourced primary data center in the U.S. Additionally, the Company generated a nominal gain on the completion of the sale of its investment research operations in May 2016.

(7)

During the first half of 2016, the Company incurred $4.4 million in restructuring charges related to (a) the reduction in its single stock sales trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Execution Services	$80,141	$70,240	$253,225	$243,441
Workflow Technology	22,553	22,723	69,005	69,410
Analytics	11,347	10,926	33,547	33,206
Corporate (non-product)	490	296	1,170	3,406
Total Revenues	$114,531	$104,185	$356,947	$349,463

(16) Dividend Program

During the three months ended September 30, 2017, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans. Dividends declared and paid during the nine months ended September 30, 2017 totaled $0.21 per share for $7.0 million, including less than $0.1 million in stock under the Company’s equity award plans.

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

As a result of the new revenue recognition standard (see discussion in New Accounting Pronouncements below), which we intend to adopt on January 1, 2018, we have identified two key accounting changes that will affect the timing of revenue recognition as it relates to bundled commission arrangements and fees for licenses of functional intellectual property.  We are currently assessing the financial impact of these accounting changes but expect (1) a deferral of revenues generated in the first half of the year for commissions attributable to analytics products under bundled arrangements that will be recognized over the course of the year as the performance obligations for those analytics products are satisfied and (2) an acceleration of license fee revenues to the delivery date for software provided for a specified period.  These changes only relate to the timing of when revenue is recognized and have no effect on the underlying transaction price of the products and services we perform.  For more information on our evaluation of the revenue recognition standard and its impact on our financial statements, refer to New Accounting Pronouncements below.

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

Adjusted revenues, adjusted expenses, adjusted pre-tax (loss) income, adjusted income tax expense (benefit) and adjusted net (loss) income, together with related per share amounts, are non‑GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted revenues, adjusted expenses, adjusted pre-tax (loss) income, adjusted income tax expense (benefit) and adjusted net (loss) income to revenues, expenses, (loss) income before income tax expense (benefit), income tax expense (benefit) and net loss and related per share amounts as determined in accordance with U.S.

GAAP for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, are provided below (dollars in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2017	2016	2017	2016
Total revenues	$114,531	$104,185	$356,947	$349,463
Less:
Other revenues - gains (1)	—	—	—	(2,438)
Adjusted revenues	$114,531	$104,185	$356,947	$347,025

Total expenses	$116,486	$131,983	$350,004	$390,557
Less:
Impairment of customer intangible asset (2)	(325)	—	(325)	—
Legal costs related to the planned formation of the derivatives venture (2)	(750)	—	(750)	—
Reserve for settlement related to ADRs and associated costs (3)	—	(23,743)	—	(23,743)
Restructuring (4)	—	—	—	(4,355)
Upfront compensation awards for current CEO (5)	—	(541)	—	(3,857)
Arbitration case with former CEO and associated costs (6)	—	941	—	(6,580)
Gain from currency translation adjustment (7)	—	1,066	—	1,066
Adjusted expenses	$115,411	$109,706	$348,929	$353,088

(Loss) income before income tax expense (benefit)	$(1,955)	$(27,798)	$6,943	$(41,094)
Effect of adjustments	1,075	22,277	1,075	35,031
Adjusted pre-tax (loss) income	$(880)	$(5,521)	$8,018	$(6,063)

Income tax expense (benefit)	$45,012	$(3,887)	$43,965	$(9,460)
Tax effect of adjustments (1) (3) (4) (5) (6)	—	1,125	—	5,101
Valuation allowance for U.S. deferred tax assets arising in periods prior to the third quarter of 2017 (8)	(42,262)	—	(42,262)	—
Adjusted income tax expense (benefit)	$2,750	$(2,762)	$1,703	$(4,359)

Net loss	$(46,967)	$(23,911)	$(37,022)	$(31,634)
Net effect of adjustments	43,337	21,152	43,337	29,930
Adjusted net (loss) income	$(3,630)	$(2,759)	$6,315	$(1,704)

Diluted loss per share	$(1.42)	$(0.73)	$(1.12)	$(0.96)
Net effect of adjustments	1.31	0.65	1.30	0.91
Adjusted diluted (loss) income per share	$(0.11)	$(0.08)	$0.18	$(0.05)

(1)

In the second quarter of 2016, we received insurance proceeds of $2.4 million from our corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in our outsourced primary data center in the U.S. Additionally, we generated a nominal gain on the completion of the sale of our investment research operations in May 2016.

(2)

In the third quarter of 2017, we deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the planned formation of the Matrix venture of $0.8 million (Note: the venture is expected to launch by the first quarter of 2018 subject to the receipt of required regulatory approvals and satisfaction of other customary closing conditions).

(3)

In the third quarter of 2016, we accrued $22.1 million for a settlement with the SEC with respect to an inquiry involving discontinued activity in pre-released ADRs and incurred legal fees related to this matter of $1.6 million.

(4)

During the first half of 2016, we incurred restructuring charges of $4.4 million related to (a) the reduction in our high-touch trading and sales organizations and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk.

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

(8)

In the third quarter of 2017, we determined that it was appropriate to establish a full valuation allowance on our U.S. deferred tax assets, of which $42.3 million related to periods prior to the third quarter of 2017.

Executive Summary for the Quarter Ended September 30, 2017

Consolidated Overview

Our results for the third quarter were mixed.  While we continued to achieve strong results in our international operations, including record levels of revenue and profits in Asia Pacific, weak market-wide volumes in the U.S. weighed on our consolidated performance. The challenging quarter in the U.S. resulted in a cumulative pre-tax loss in the U.S. tax jurisdiction over the previous three years, leading to a full valuation allowance on our U.S. deferred tax assets. Prevailing accounting guidance limits our ability to consider other subjective evidence to support deferred tax assets, such as forecasts of future profits, when objective verifiable evidence such as a cumulative loss exists. The establishment of this valuation allowance does not limit our ability to utilize the underlying deferred tax assets against future profits in the U.S. jurisdiction.

Our revenues during the third quarter of 2017 were $114.5 million, 10% higher than the third quarter of 2016 due largely to the growth in global block crossing through POSIT Alert. On a U.S. GAAP basis, we incurred a net loss of $47.0 million, or $1.42 per diluted share in the third quarter of 2017, compared to a net loss of $23.9 million, or $0.73 per diluted share in the third quarter of 2016. Our GAAP loss in the third quarter of 2017 included a non-cash charge of $42.3 million, or $1.28 per diluted share, to establish the full valuation allowance on U.S deferred tax assets that arose in prior periods mentioned above and charges of $1.1 million, or $0.03 per diluted share, related to the planned formation of the Matrix venture.  On an adjusted basis excluding those items, we generated a loss of $3.6 million, or $0.11 per diluted share in the third quarter of 2017 compared to an adjusted loss of $2.8 million, or $0.08 per diluted share, in the third quarter of 2016. Unlike the prior-year period, the adjusted loss in the third quarter of 2017 does not include the impact of deferred tax benefits on the adjusted pre-tax loss in the U.S. jurisdiction during the quarter totaling $5.5 million, or $0.16 per diluted share.

During the third quarter, we continued to implement cost efficiencies with staff reductions that are expected to save nearly $3 million in annual costs. This action resulted in a charge for employee termination costs of $1.7 million, or $0.05 per share. The cost reduction measures we have implemented since the third quarter of 2016 are now approaching annual savings of $20 million and are fully funding investments we are making in growth initiatives under the Strategic Operating Plan (“SOP”) and in strategic hires for our U.S. sales and coverage teams.  We also expect to take additional steps to further improve our operating efficiency, including the consolidation of office space at our New York headquarters in the fourth quarter, and the streamlining of our derivatives offering upon the closing of the Matrix venture, which is expected to occur by the first quarter of 2018.

We are continuing our focus on growth through the execution of our SOP, which aims to enhance our global capabilities in liquidity, execution, analytics and workflow technology solutions. We have sharpened our focus around these four key service offerings following the divestitures and closings of non-core operations. As part of this plan, we are pursuing significant investments in technology and people to bolster these key service offerings with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis. As of September 30, 2017, we have identified 58 employees that are or will be fully dedicated to executing the plan and our total investment under the plan since its inception in late July 2016 is more than $15 million.

Segment Discussions

In the U.S., we are working to narrow the profitability gap in the face of weaker market volumes where average daily trading in U.S. equities fell to a three-year low of 6.1 billion shares in the third quarter of 2017, down 8% from the third quarter of 2016.  Our U.S. average daily volume (“ADV”) was 8% higher than the third quarter of 2016, outperforming market-wide volumes driven in part by increased trading in POSIT Alert, where our ADV was up 30% from the third quarter of 2016.

Trading activity in Canada held up well during the quarter despite lower market-wide volumes. Commissions and fees were 11% higher than the third quarter of 2016 while market-wide volumes were down 14% versus the prior year quarter. This outperformance reflected growth in activity from buy-side clients.

In Europe, our executed daily value was 11% higher in British pound terms than the third quarter of 2016, slightly outperforming the 9% increase in market-wide trading activity. This outperformance reflected increased activity from buy-side clients that was partially offset by reduced activity from sell-side clients. The growth in buy-side activity was largely driven by increased block crossing in POSIT Alert.

In Asia Pacific, we achieved record revenues and profitability. Asia Pacific commissions and fees increased 22% over the prior-year quarter, significantly outpacing the 12% growth in overall market-wide trading activity, driven by another record quarter for value traded in POSIT Alert and increased algorithmic and portfolio trading by clients. Our pre-tax profit in Asia Pacific increased to $2.9 million with a margin of 19%, compared with a pre-tax profit of $0.9 million and a margin of 7% in the prior-year quarter.

Corporate activity in the third quarter of 2017 reduced pre-tax income by $6.2 million compared to a pre-tax reduction of $26.4 million in the third quarter of 2016. The lower pre-tax loss reflects the impact of costs incurred during the prior-year period related to a reserve for a settlement with the SEC related to an inquiry involving discontinued activity in pre-released ADRs and related legal fees, as well as costs for the continued expensing of upfront awards to our current CEO, a significant portion of which replaced awards he forfeited at his former employer.

Capital Resource Allocation

During the third quarter of 2017, we repurchased 119,727 shares under our authorized repurchase program for $2.4 million, or an average cost of $20.22 per share, and we maintained our $0.07 quarterly dividend program, paying out $2.3 million in cash. On a year-to-date basis, we have repurchased 371,704 shares under our authorized repurchase program for $7.4 million, or an average cost of $19.92 per share and we have paid cash dividends of $6.9 million.

Our goal over the long term is to use our share repurchase program to offset dilution from the issuance of stock under employee compensation plans, although the number of shares repurchased may vary from period to period. We may repurchase additional shares opportunistically depending on various factors including, among others, market conditions and competing needs for the use of our capital.

Results of Operations — Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$34,618	$35,739	$(1,121)	(3)%
Recurring	11,855	12,430	(575)	(5)%
Other	930	605	325	54%
Total revenues	47,403	48,774	(1,371)	(3)%
Expenses:
Compensation and employee benefits	26,423	25,527	896	4%
Transaction processing	8,711	8,797	(86)	(1)%
Other expenses	21,263	22,978	(1,715)	(7)%
Total expenses	56,397	57,302	(905)	(2)%
Loss before income tax benefit	$(8,994)	$(8,528)	$(466)	(5)%

Commissions and fees declined 3% compared to the prior-year period due primarily to a decline in our overall revenue per share. Our ADV increased 8% over the third quarter of 2016, despite an 8% decrease in total daily U.S. market volumes. This outperformance pushed our market share for the quarter to 2.06%, well above our market share of 1.75% in the third quarter of 2016. Our revenue per share declined from $0.0041 to $0.0036, driven by a lower average revenue per share earned on net executions with sell-side clients and movements within the mix of our volume amongst our buy-side clients. ADV from sell-side clients comprised 52% of our overall ADV, consistent with the prior-year period.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2017	2016	Change	% Change
Total trading volume (in billions of shares)	7.9	7.4	0.5	7%
Average trading volume per day (in millions of shares)	125.0	115.5	9.5	8%
Average revenue per share	$0.0036	$0.0041	$(0.0005)	(12)%
U.S. market trading days	63	64	(1)	(2)%

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues were down 5% from the third quarter of 2016 primarily reflecting lower OMS subscriptions and connectivity revenue due to client attrition.

Other revenues increased $0.3 million from the third quarter of 2016 due to higher market data tape rebates and higher commission aggregation revenue, as well as lower client trade accommodations.

Compensation and employee benefits increased 4% from the third quarter of 2016 due to the impact of $1.7 million of employee separation costs, increased headcount dedicated to the SOP and strategic hires for our sales and coverage teams. These increases were partially offset by cost savings measures implemented during the second half of 2016 and throughout 2017.

Transaction processing costs decreased 1% from the prior-year period, despite the 8% increase in our ADV, due in part to the impact of a higher crossing rate in POSIT, lower execution costs from a shifting mix in client business and a reduction in fixed clearing costs. As a percentage of commission and fees, transaction processing costs increased to 25.2% in the third quarter of 2017 from 24.6% in the third quarter of 2016 due primarily to the impact of the reduction in the average revenue per share.

Other expenses decreased 7% from the third quarter of 2016 due to reduced energy research costs from the amendment to terminate the original energy research distribution agreement. We also saw lower travel and entertainment costs and an increase in the amount of global research and development costs charged out to other regions.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$12,902	$11,607	$1,295	11%
Recurring	1,307	1,255	52	4%
Other	846	857	(11)	(1)%
Total revenues	15,055	13,719	1,336	10%
Expenses:
Compensation and employee benefits	4,674	4,466	208	5%
Transaction processing	2,916	2,055	861	42%
Other expenses	6,060	5,702	358	6%
Total expenses	13,650	12,223	1,427	12%
Income before income tax expense	$1,405	$1,496	$(91)	(6)%

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $0.5 million and $0.4 million, respectively, resulting in an increase of $0.1 million to pre-tax income.

Commissions and fees were 11% higher than the third quarter of 2016, despite a 14% decline in market-wide volumes for the same period due to growth in activity from buy-side clients and favorable currency translation.

Recurring revenues and other revenues were comparable to the prior-year period.

Compensation and employee benefits costs increased 5% compared to the third quarter of 2016 due primarily to currency translation.

Transaction processing costs increased 42% over the prior-year period, significantly exceeding the growth in commission and fees, due primarily to an increase in the proportion of our execution activity where we took liquidity, an increase in third-party order routing costs and an increase in the number of settlement tickets processed.  As a percentage of commissions and fees, transaction processing increased to 22.6% from 17.7% in the prior-year period.

Other expenses increased 6% from the third quarter of 2016 due to higher charges for global research and development costs and increases in hardware depreciation and consulting costs.

European Operations

	Three Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues
Commissions and fees	$32,393	$25,062	$7,331	29%
Recurring	3,946	4,013	(67)	(2)%
Other	(83)	(181)	98	54%
Total revenues	36,256	28,894	7,362	25%
Expenses:
Compensation and employee benefits	9,631	8,698	933	11%
Transaction processing	8,675	7,284	1,391	19%
Other expenses	9,028	8,203	825	10%
Total expenses	27,334	24,185	3,149	13%
Income before income tax expense	$8,922	$4,709	$4,213	89%

Overall currency rate changes in the European region increased revenues and expenses by $0.9 million and $0.4 million, respectively, resulting in an increase of $0.5 million to pre-tax income.

Commissions and fees were 29% higher than the third quarter of 2016 due primarily to a significant increase in block crossing in POSIT Alert, higher algorithmic trading and single stock sales trading from institutional and hedge fund clients and favorable currency translation. This growth more than offset the impact of reduced trading from sell-side clients. Sell-side clients made up 42% of our European value traded in the third quarter of 2017 compared to 60% in the prior-year quarter. This favorable change in business mix pushed our overall commission rate 20% higher than the third quarter of 2016.

Recurring revenue declined 2% from the prior-year period due to lower OMS connectivity and RFQ-hub maintenance fees while other revenues were favorable to the prior-year period due to a lower impact from client trade accommodations.

Compensation and employee benefits increased 11% from the third quarter of 2016 due to higher headcount associated with our continued investment in technology and operational staff to invest in our growth initiatives and prepare for MiFID II, along with the impact of currency translation.

Transaction processing costs increased 19% from the prior-year period, reflecting a 9% growth in daily value traded and increases in rebates paid to introducing brokers, third-party order routing costs, and ETF execution costs. We also incurred higher settlement financing costs and had an increase from currency translation. As a percentage of commissions and fees, transaction processing costs fell to 26.8%, compared to 29.1% in the prior-year period due primarily to the impact of the increased overall commission rate.

Other expenses increased 10% from the third quarter of 2016 due to higher charges for global research and development costs, new exchange distribution fees and higher connectivity, as well as higher consulting, software maintenance, licensing and hardware depreciation costs as we continue to invest in our growth initiatives and prepare for MiFID II.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$13,562	$11,075	$2,487	22%
Recurring	1,822	1,516	306	20%
Other	(57)	(89)	32	36%
Total revenues	15,327	12,502	2,825	23%
Expenses:
Compensation and employee benefits	4,411	4,450	(39)	(1)%
Transaction processing	3,126	2,663	463	17%
Other expenses	4,852	4,488	364	8%
Total expenses	12,389	11,601	788	7%
Income before income tax expense	$2,938	$901	$2,037	226%

Overall currency rate changes decreased revenues by $0.2 million, due to a weaker Japanese Yen, with virtually no impact on expenses, due to a stronger Australian dollar, resulting in a $0.2 million unfavorable impact on pretax income.

Commissions and fees increased 22% over the prior-year period primarily due to strong order flows into the Hong Kong, Japan and Korea markets and the increased use of our trading algorithms and our POSIT Alert block crossing system where we had another record quarter for value traded. We also had higher commission sharing revenues from trades executed through our Triton EMS and for trading technology outsourced to regional broker-dealers.

Recurring revenues increased 20% from the third quarter of 2016 due to the increase in connectivity revenue, while other revenues increased due to lower client trading accommodations.

Compensation and employee benefits costs decreased 1% from the prior-year period due to the impact of stock award forfeitures and lower cash bonus accruals from the increased use of deferred stock awards in our incentive compensation program to better align employees with the SOP.

Transaction processing costs increased 17% from the third quarter of 2016, higher than the 10% growth in daily value executed, due primarily to the impact of a larger proportion of our trading in markets where costs are higher. As a percentage of commissions and fees, transaction processing costs decreased to 23.0% from 24.0% due to the impact of a higher average commission rate.

Other expenses increased 8% from the prior-year period due to higher depreciation expenses associated with investments we are making to enhance redundancy and business recovery capabilities and higher charges for global research and development costs.

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

In the third quarter of 2017, we incurred a pre-tax loss from Corporate activities of $6.2 million, reflecting $0.5 million of revenues and $6.7 million of costs, compared to a pre-tax loss of $26.4 million in the prior-year period, reflecting $0.3 million of revenues and $26.7 million of costs. The increase in revenues reflects higher investment income. The decline in costs compared to the third quarter of 2016 reflects costs incurred in the prior-year period for the reserve for a settlement with the SEC related to an inquiry involving discontinued activity in pre-released ADRs and related legal fees, as well as costs for the continued expensing of upfront cash and stock awards granted to our current CEO, a significant portion of which replaced awards he forfeited at his former employer. These costs were reduced by a gain of $1.1 million to recognize into earnings foreign translation gains that were previously recorded directly to equity following the substantial liquidation of our Israel entity and a recovery of $0.9 million from our insurance carrier for legal fees related to the arbitration case with our former CEO. Corporate costs in the third quarter of 2017 included $0.3 million of asset impairment costs and $0.8 million in legal fees associated with the planned formation of the Matrix venture. Corporate costs, including legal expenses, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

In the third quarter of 2017, we reported a tax expense of $45.0 million on a pre-tax loss of $2.0 million. The significant tax expense in the current quarter reflected the impact of a full valuation allowance on U.S. deferred tax assets, giving rise to an additional non-cash charge of $48.1 million, of which $42.3 million related to assets that arose in prior periods. We made our assessment after applying the appropriate weighting to both positive and negative evidence related to whether it is more-likely than not that some or all of our deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered our cumulative pre-tax loss in the U.S. jurisdiction over the previous three years as a significant piece of negative evidence. Prevailing accounting guidance limits our ability to consider other subjective evidence to support deferred tax assets, such as projections of future profits, when objective verifiable evidence such as a cumulative loss exists.  In the third quarter of 2016, we reported a tax benefit of $3.9 million, on our pre-tax loss of $27.8 million, resulting in an effective rate of 14.0%. The low effective rate in the prior-year period reflects the impact of the non-deductibility of a substantial portion of the $22.1 million reserve for the ADR matter. This was partially offset by a higher tax benefit recorded on the pre-tax losses in our U.S. Operations and from our other Corporate activities (most of which was incurred in the U.S.), the lower expense rate incurred on our pre-tax earnings in Europe and the benefit of pre-tax income in Asia Pacific, where we do not currently incur tax expense due to cumulative losses.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$115,268	$128,806	$(13,538)	(11)%
Recurring	35,658	42,728	(7,070)	(17)%
Other	2,633	2,143	490	23%
Total revenues	153,559	173,677	(20,118)	(12)%
Expenses:
Compensation and employee benefits	79,264	82,378	(3,114)	(4)%
Transaction processing	29,706	28,918	788	3%
Other expenses	65,217	71,678	(6,461)	(9)%
Total expenses	174,187	182,974	(8,787)	(5)%
Loss before income tax benefit	$(20,628)	$(9,297)	$(11,331)	nm

nm – not meaningful

Commissions and fees declined 11% compared to the prior-year period due primarily to a decline in our overall revenue per share. Our ADV increased 4% over the prior year period despite a nearly 17% decrease in average daily U.S. market volumes. This outperformance pushed our market share for the first nine months of 2017 to 2.14%, well above our market share of 1.82% in the first nine months of 2016. Our overall revenue per share declined 14% from $0.0042 to $0.0036 driven by significant movements within the mix of our volume amongst our client segments as well as decreased single stock sales trading from headcount reductions to that team following the sale of our remaining investment research operations in May 2016. ADV from our lower priced sell-side accounts increased to 55% of our overall ADV compared with 52% for the prior-year period.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2017	2016	Change	% Change
Total trading volume (in billions of shares)	26.5	25.7	0.8	3%
Average trading volume per day (in millions of shares)	141.2	135.9	5.3	4%
Average revenue per share	$0.0036	$0.0042	$(0.0006)	(14)%
U.S. market trading days	188	189	(1)	(1)%

* Excludes activity from ITG Net commission share arrangements.

Recurring revenues decreased 17% from the prior-year period following the divestiture of our remaining investment research operations in May 2016 and the amendment to terminate the original energy research distribution agreement at the end of 2016. We also experienced lower OMS subscriptions and connectivity revenue due to client attrition.

Other revenues increased $0.5 million from the first nine months of 2016 due to the impact from lower client trade accommodations, which reduced other revenues by $1.1 million during the prior-year period versus $0.3 million in the current-year period, as well as higher market data tape rebate revenue in the current period. These increases were offset by the loss of revenue from the impact of the closing of our matched-book securities lending operations in the second quarter 2016.

Compensation and employee benefits decreased 4% from the prior-year period due to the impact of divesting our remaining investment research operations in May 2016, cost savings measures implemented during the second half of 2016 and throughout 2017, and the impact of the increased use of deferred stock awards in our incentive compensation program to better align employees with the SOP. These declines were offset in part by an increase in employee separation costs of $5.1 million, headcount dedicated to executing the SOP and strategic hires for our sales and coverage teams.

Transaction processing costs increased 3% from the prior-year period, slightly lower than the growth in our ADV. As a percentage of commissions and fees, transaction processing costs increased to 25.8% from 22.5% during the prior year period due to the impact of the reduction in the average revenue per share.

Other expenses declined 9% from the comparable period in 2016 due to the impact of divesting our remaining investment research operation in May 2016, a reduction in travel and entertainment costs and reduced energy research costs from the amendment to terminate the original energy research distribution agreement.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$40,738	$37,531	$3,207	9%
Recurring	3,894	3,834	60	2%
Other	2,889	4,240	(1,351)	(32)%
Total revenues	47,521	45,605	1,916	4%
Expenses:
Compensation and employee benefits	13,519	13,881	(362)	(3)%
Transaction processing	8,627	6,837	1,790	26%
Other expenses	17,341	17,271	70	—%
Total expenses	39,487	37,989	1,498	4%
Income before income tax expense	$8,034	$7,616	$418	5%

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $0.4 million and $0.3 million, respectively, resulting in an increase of $0.1 million to pre-tax income.

Commissions and fees grew 9% compared to the prior-year period despite a 10% decline in market-wide volumes due to growth in block crossing in POSIT Alert and other buy-side trading activity, as well as higher sell-side trading activity and favorable currency translation.

Recurring revenues were comparable to the prior-year period and other revenues declined 32% largely from the closure of our arbitrage trading desk in April 2016.

Compensation and employee benefits costs decreased 3% from the comparable period in 2016 due to lower headcount and the impact of the increased use of deferred stock awards in our incentive compensation program to better align employees with the SOP.

Transaction processing costs increased 26% over the prior-year period, significantly exceeding the growth in commission and fees, due primarily to an increase in the proportion of our execution activity where we took liquidity, an increase in third-party order routing costs and an increase in the number of settlement tickets processed. As a percentage of commissions and fees, transaction processing costs increased to 21.2% from 18.2% in the prior-year period.

Other expenses were flat with the prior-year period due to reductions in consulting, travel and entertainment, and software amortization costs and the discontinuation of research distribution fees which largely offset higher charges for global research and development costs.

European Operations

	Nine Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues
Commissions and fees	$100,033	$80,629	$19,404	24%
Recurring	11,976	12,173	(197)	(2)%
Other	(302)	(566)	264	47%
Total revenues	111,707	92,236	19,471	21%
Expenses:
Compensation and employee benefits	27,832	27,949	(117)	—%
Transaction processing	26,642	22,449	4,193	19%
Other expenses	26,283	25,166	1,117	4%
Total expenses	80,757	75,564	5,193	7%
Income before income tax expense	$30,950	$16,672	$14,278	86%

Overall currency rate changes in the European region, primarily from the British pound, reduced revenues and expenses by $3.1 million and $2.8 million, respectively, reducing pre-tax income by $0.3 million. This decrease in pre-tax income was comparatively small as revenues and expenses that originate in British pounds largely offset each other.

 Commissions and fees were 24% higher than the prior-year period due to strong growth in block crossing in POSIT Alert, as well as growth in, single stock sales trading and algorithmic trading from institutional and hedge fund clients and higher commission sharing revenues from trades executed through our Triton EMS. This growth more than offset the impact of reduced trading from sell-side clients and currency translation. Sell-side clients made up 47% of our European value traded in the current period compared to 63% in the prior-year period. This favorable change in business mix pushed our overall commission rate 21% higher than the first nine months of 2016.

Recurring revenue declined 2% from the comparable period on 2016 due to lower OMS connectivity and RFQ-hub maintenance fees while other revenues were favorable to the prior-year period due to a lower impact from client trade accommodations.

Compensation and employee benefits were flat to the prior-year period as higher headcount was offset by the favorable impact of currency translation, an accelerated charge for deferred stock awards in the prior-year period related to a termination and the increased use of deferred stock awards in our incentive compensation program to better align employees with the SOP.

Transaction processing costs increased 19% from the prior-year period reflecting a 3% growth in daily value traded, increased trading in more costly emerging markets, higher costs to execute ETF trades and higher settlement financing costs. These increases were offset in part by the impact of currency translation. As a percentage of commissions and fees, transaction processing costs declined to 26.6%, compared to 27.8% in the prior-year period reflecting the increase in our average commission rate noted above.

Other expenses increased 4% from the prior-year period due to higher charges for global research and development costs, new exchange distribution fees and higher connectivity, as well as higher consulting, software amortization, software maintenance, licensing and recruiting costs as we continue to invest in our growth initiatives and prepare for MiFID II, partially offset in part by the favorable impact of currency translation.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$37,880	$30,175	$7,705	26%
Recurring	5,285	4,485	800	18%
Other	(175)	(121)	(54)	(45)%
Total revenues	42,990	34,539	8,451	24%
Expenses:
Compensation and employee benefits	13,742	13,466	276	2%
Transaction processing	8,791	7,527	1,264	17%
Other expenses	14,139	13,338	801	6%
Total expenses	36,672	34,331	2,341	7%
Income before income tax expense	$6,318	$208	$6,110	nm

nm – not meaningful

Currency translation increased total Asia Pacific revenues and expenses by $0.1 million and $0.2 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Commissions and fees increased 26% over the prior-year period primarily due to strong order flows into the Australia, Hong Kong and Korea markets and the increased use of our trading algorithms and our POSIT Alert block crossing system. We also had higher commission sharing revenues from trades executed through our Triton EMS and for trading technology outsourced to regional broker-dealers.

Recurring revenues increased 18% from the comparable period in 2016 due to higher billed revenue from analytics products and recurring connectivity, while other revenues decreased due to a higher impact from client trade accommodations.

Compensation and employee benefits increased 2% over the prior-year period due to a slight increase in headcount, partially offset by the increased use of deferred stock awards in our incentive compensation program to better align employees with the SOP and cost savings measures implemented during the second half of 2016.

Transaction processing costs increased 17% from the prior-year period, which was higher than the 10% growth in daily value executed due primarily to the impact of a larger proportion of our trading in markets where costs are higher. As a percentage of commissions and fees, transaction processing costs decreased to 23.2% from 24.9% due to the impact of a higher average commission rate.

Other expenses increased 6% from the comparable period in 2016 due to higher depreciation expenses associated with investments we are making to enhance redundancy and business recovery capabilities, as well as higher charges for global research and development costs, partially offset by lower travel and entertainment expenses.

Corporate

For the first nine months of 2017, we incurred a pre-tax loss from Corporate activities of $17.7 million, reflecting $1.2 million of revenues and $18.9 million of costs, compared to a pre-tax loss of $56.3 million in the prior-year period, reflecting $3.4 million of revenues and $59.7 million of costs. The reduction in revenues reflect the recognition of $2.4 million of insurance proceeds received in the second quarter 2016, net of related expenses, under our business interruption insurance policy for the impact of an outage at our primary outsourced data center incurred in August 2015. The decline in costs reflects costs incurred in the prior-year period for a reserve for a settlement with the SEC related to an inquiry involving discontinued activity in pre-released ADRs and related legal fees, the expensing of upfront cash and stock awards granted to our current CEO, a significant portion of which replaced awards he forfeited at his former employer, the settlement of the arbitration claim by our former CEO, net of insurance recoveries, together with related legal fees, and restructuring costs related to (a) the reduction in high-touch sales trading headcount that was previously focused on our research products and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk.  Costs during the 2016 period were reduced by the reclassification of an accumulated foreign translation gain after we substantially liquidated our Israel entity. Corporate costs in the current period included $0.3 million of asset impairment costs and $0.8 million in legal fees associated with the planned formation of the Matrix venture, which were more than offset by reductions in legal fees and intangible amortization as compared to the comparable period in 2016. Corporate costs, including legal expenses, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

In the first nine months of 2017, we reported a tax expense of $44.0 million on pre-tax income of $6.9 million.    The significant tax expense in the current period reflected the impact of a full valuation allowance on U.S. deferred tax assets, giving rise to an additional non-cash charge of $48.1 million, of which $42.3 million related to assets that arose in periods prior to the third quarter of 2017. We made our assessment after applying the appropriate weighting to both positive and negative evidence related to whether it is more-likely than not that some or all of our deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered our cumulative pre-tax loss in the U.S. jurisdiction over the previous three years as a significant piece of negative evidence. Prevailing accounting guidance limits our ability to consider other subjective evidence, such as projections of future profits, when objective verifiable evidence such as a cumulative loss exists. In the first nine months of 2016, we reported a tax benefit of $9.5 million on a pre-tax loss of $41.1 million, resulting in an effective rate of 23.0%. The low effective rate in the prior-year period reflects the impact of the non-deductibility of a substantial portion of the $22.1 million reserve for the ADR matter, offset in part by a higher tax benefit recorded on the pre-tax losses in our U.S. Operations and from our other Corporate activities (most of which was incurred in the U.S.), and the lower expense rate incurred on our pre-tax earnings in Europe.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At September 30, 2017, unrestricted cash and cash equivalents totaled $238.8 million. Included in this amount is $123.8 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the December 2015 amendment to the capital structure of our operations outside of North America, which included a deemed dividend on all cumulative undistributed earnings at that time, we currently do not foresee a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of additional dividends. Should we need to do so in the future, our effective tax rate may increase or reduce the amount of any valuation allowance required.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2017, we had interest‑bearing security deposits totaling $39.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from non-standard settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 27, 2017, we entered into a new $150 million 364‑day revolving credit agreement (the “Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent (see Note 11, Borrowings, to the condensed consolidated financial statements).

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $3.3 million at September 30, 2017. We no longer maintain a clearing deposit in Hong Kong since migrating to a third-party clearing provider (see discussion in Regulatory Capital below).  In Europe, we maintained $1.5 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $38.3 million at September 30, 2017. As part of our European settlement activities, we may need to temporarily finance customer securities positions from non-standard settlements or delivery failures.  These financings may be funded from existing cash resources, borrowings under stock loan transactions or short-term bank loans under uncommitted overdraft facilities with our clearing agent and a commercial bank.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our strong cash generating ability has historically allowed us to obtain debt financing.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net loss	$(37,022)	$(31,634)
Gain on sale of investment research operations	—	(21)
Non-cash items included in net loss (1)	85,375	39,541
Effect of changes in receivables/payables from/to customers and brokers	(46,594)	(63,890)
Effect of changes in other working capital and operating assets and liabilities	(9,726)	(18,682)
Net cash used in operating activities	$(7,967)	$(74,686)

(1)	Includes the impact of establishing a full valuation allowance for U.S. deferred tax assets of $48.3 million.

Our operating activities resulted in net cash being used during the nine months ended September 30, 2017.  However, the use of cash was less than the prior-year period largely due to higher cash earnings, as the net loss for the nine months ended September 30, 2017 included the large non-cash charge to establish the valuation allowance for U.S. deferred tax assets, while the net loss for the nine months ended September 30, 2016 included significant cash charges. While we also saw a significant reduction in operating activities from settlement receivables, that impact was more than offset by a decrease in the amount of short-term debt financing from our European settlement agent reflected in financing activities. Other working capital changes had less of a negative impact to cash used in operating activities due to the positive effects of liquidating our restricted cash and clearing deposits in Hong Kong and an increase to accrued research payments under client commission arrangements. These positive impacts were offset during the current period by the payment to the SEC in January 2017 for the settlement of the inquiry into ITG Inc.’s discontinued activity with respect to pre-released ADRs and the payment of 2016 incentive compensation in the first quarter of 2017.

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

Investing Activities

Net cash used in investing activities of $31.2 million during the nine months ended September 30, 2017 includes investments in software development projects, computer hardware and office space.

Financing Activities

Net cash provided by financing activities of $1.1 million primarily reflects proceeds from short‑term bank borrowings that are used to support our settlement activities, partially offset by repurchases of ITG common stock, our dividend program, shares withheld for net settlements of share‑based awards and repayments of long‑term debt.

During the first nine months of 2017, we repurchased approximately 0.9 million shares of our common stock at a cost of $17.9 million, which was funded from our available cash resources. Of these shares, nearly 0.4 million were purchased under our Board of Directors’ authorization for a total cost of $7.4 million (average cost of $19.92 per share). In addition, nearly 0.5 million shares were repurchased for $10.5 million pertaining solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.1 million. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

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

Net capital balances and the amounts in excess of required net capital at September 30, 2017 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$84,131	$83,131
AlterNet	4,550	4,450
ITG Derivatives	723	623

As of September 30, 2017, ITG Inc. had $8.9 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $2.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$25,878	$25,478
European Operations
Ireland	75,352	41,882
U.K.	2,019	1,156
Asia Pacific Operations
Australia	25,082	8,560
Hong Kong	6,212	5,723
Singapore	1,075	1,001

In 2017, we migrated from self-clearing in Hong Kong to the use of a third-party clearer that settles trades executed in Hong Kong on behalf of ITG Australia Limited. Since capital requirements with respect to unsettled trades are generally lower in Australia than Hong Kong, this migration has reduced our overall peak capital requirements in the Asia Pacific region by more than $10 million.

During the second quarter of 2017, we received regulatory approval for a change in the method used to determine our capital requirements in Europe following an extensive review we initiated with our local regulator. This change has lowered peak capital requirements in the region by nearly $20 million.

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

As of September 30, 2017, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

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

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers. The standard provides companies with a single five step revenue recognition model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry‑specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The standard will also require significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014‑09. The original standard was effective for fiscal years beginning after December 15, 2016, however, in April 2015, the FASB proposed a one‑year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We have completed a detailed review of a representative sample of customer contracts from each in-scope revenue stream and have identified two key accounting changes related to bundled commission arrangements and fees for licenses of functional intellectual property, that will impact the financial statements.  We are currently assessing the financial impact of these accounting changes but expect (1) a deferral of revenues generated in the first half of the year for commissions attributable to analytics products under bundled arrangements that will be recognized over the course of the year as the performance obligations for those analytics products are satisfied, and (2) an acceleration of license fee revenues to the delivery date for software provided for a specified period.  These changes only relate to the timing of when revenue is recognized and have no effect on the underlying transaction price of the products and services we perform. We are currently in the design and implementation phase of this project which, in addition to quantifying the financial impact of the accounting changes identified, also involves: finalizing accounting policies in accordance with the new revenue standard; designing process changes and internal controls; finalizing the selection of a transition method of adoption; and drafting the required disclosures under the new standard.

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

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first nine months of 2017, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2017
To: January 31, 2017	86,948	$20.27	—	1,446,840
From: February 1, 2017
To: February 28, 2017	486,750	20.11	87,035	1,359,805
From: March 1, 2017
To: March 31, 2017	75,799	19.93	74,673	1,285,132
From: April 1, 2017
To: April 30, 2017	38,844	19.27	38,844	1,246,288
From: May 1, 2017
To: May 31, 2017	8,481	20.03	8,321	1,237,967
From: June 1, 2017
To: June 30, 2017	44,348	19.96	43,104	1,194,863
From: July 1, 2017
To: July 31, 2017	4,085	21.46	—	1,194,863
From: August 1, 2017
To: August 31, 2017	69,866	20.37	59,761	1,135,102
From: September 1, 2017
To: September 30, 2017	75,360	20.06	59,966	1,075,136
Total	890,481	$20.09	371,704

(a)	This column includes the acquisition of 518,777 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.
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

During the first nine months of 2017, we repurchased approximately 0.9 million shares of our common stock at a cost of $17.9 million, which was funded from our available cash. Of these shares, nearly 0.4 million were purchased under our Board of Directors’ authorization for a total cost of $7.4 million (average cost of $19.92 per share). In addition, nearly 0.5 million shares repurchased for $10.5 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 1.1 million.

During the third quarter of 2017, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 7, 2017	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Chief Administrative Officer and Duly Authorized Signatory of Registrant