Form 10-K
period 2017-12-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2018-03-01
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Aggregate market value of the voting stock held by non‑affiliates of the Registrant at June 30, 2017: $689,569,053	Number of shares outstanding of the Registrant’s Class of common stock at February 20, 2018: 33,080,682

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement relating to the 2018 Annual Meeting of Stockholders (incorporated, in part, in Form 10‑K Part III)

2017 FORM 10‑K ANNUAL REPORT

Investment Technology Group, ITG, the ITG logo, AlterNet, TriAct, ITG Net, POSIT, POSIT Alert, RFQ‑hub and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. ITG Opt, Trade Ops and Single Ticket Clearing are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward‑looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations and customer or shareholder reaction to, or further proceedings or sanctions based on, such matters, the volatility of our stock price, changes in tax policy or accounting rules, the ability of the Company to utilize its loss carryforwards and tax credit carryforwards, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, operational risks related to misconduct or errors by our employees or entities with which we do business, cash flows into or redemptions from equity mutual funds, ability to meet the capital and liquidity requirements of our securities businesses and the related clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees, and our ability to pay dividends or repurchase our common stock in the future.

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

ii

Item 1.  Business

Investment Technology Group, Inc. was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc. and AlterNet Securities, Inc. (“AlterNet”), institutional broker‑dealers in the United States (“U.S.”), (2) ITG Canada Corp. (“ITG Canada”), an institutional broker‑dealer in Canada, (3) Investment Technology Group Limited (“ITG Europe”), an institutional broker‑dealer in Europe, (4) ITG Australia Limited (“ITG Australia”), an institutional broker‑dealer in Australia, (5) ITG Hong Kong Limited (“ITG Hong Kong”), an institutional broker‑dealer in Hong Kong, (6) ITG Software Solutions, Inc., our intangible property, software development and maintenance subsidiary in the U.S. and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre‑ and post‑trade analysis, fair value and trade optimization services, and ITG Platforms Inc., a provider of workflow technology solutions and network connectivity services for the financial community.

ITG is a global financial technology company that helps leading brokers and asset managers improve returns for investors around the world. We empower traders to reduce the end-to-end cost of implementing investments via liquidity, execution, analytics and workflow technology solutions. The firm is headquartered in New York with offices in North America, Europe, and the Asia Pacific region and offers execution services in more than 50 countries.

ITG’s business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 22,  Segment Reporting, to the consolidated financial statements). These four operating segments provide the following categories of products and services:

•

Execution Services — includes (a) liquidity matching through POSIT, our Alternative Trading System (“ATS”), (b) self-directed trading using algorithms (including single stocks and portfolio lists) and smart routing, (c) portfolio trading and single stock sales trading desks providing execution expertise and (d) futures and options trading

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

Execution Services

ITG execution services includes liquidity matching through POSIT, self‑directed trading by clients using algorithms (including single stocks and portfolio lists) and smart routing and futures and options trading. ITG execution services also provides execution expertise through portfolio trading and single stock trading desks.

POSIT

POSIT was launched in 1987 as a point‑in‑time electronic crossing network. Today, POSIT provides anonymous continuous and scheduled crossing of non‑displayed (or dark) equity orders and price improvement opportunities within the published best bid and offer price.

POSIT Alert is a block crossing mechanism within POSIT. POSIT Alert scans uncommitted shares from participating clients. When a crossing opportunity is detected, POSIT Alert notifies the relevant buy‑side users that a matching opportunity exists.

The Dark aggregation algorithm (formerly branded as POSIT Marketplace) provides access to POSIT liquidity, the dark pools of other ATSs, and certain exchange dark order types. Dark is a dark pool aggregator that provides clients with access to a large range of non‑displayed liquidity destinations. Dark uses advanced quantitative techniques in an effort to interact with quality liquidity while helping to protect clients from gaming.

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

Our smart order router offers a solution for routing trades that can help capture liquidity with a combination of speed and confidentiality. These routers continuously scan markets for liquidity with an emphasis on trading without displaying the order. Our smart order router uses proprietary techniques to quickly execute at the best available prices.

Single Stock and Portfolio Trading

ITG provides single-stock sales trading as well as portfolio trading for institutional clients. ITG’s trading desks are staffed with experienced trading professionals who provide ITG clients with execution through advanced electronic tools.

Matrix Holding Group

In September 2017, we signed a definitive agreement with Option Technology Solutions LLC (“OpTech”) to form Matrix Holdings Group (“Matrix”), a newly established derivatives execution and technology business focused on sell-side clients, professional traders and select hedge funds. The transaction closed on February 16, 2018. We hold an approximate 20% stake in Matrix and we leverage the technology of this venture to provide derivatives execution to our institutional client base.

Workflow Technology

Execution Management and Order Management

Our EMS is designed to meet the needs of a broad range of trading styles. Triton is ITG’s award‑winning, multi‑asset and broker‑neutral EMS, which brings a complete set of integrated execution and analytical tools to the user’s desktop for global list‑based and single‑stock trading, as well as futures and options capabilities and a fully integrated and supported financial services communications network (ITG Net). Triton also provides traders with access to scalable, low‑latency, multi‑asset trading opportunities.

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

ITG Net

ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy‑side and sell‑side firms for multi‑asset order routing and indication‑of‑interest messages with ITG and third‑party trading platforms. ITG Net supports approximately 9,000 global connections to more than 580 unique execution destinations worldwide. ITG Net also integrates the trading products of third‑party brokers and ATSs into our OMS and EMS platforms.

RFQ‑hub

RFQ‑hub, a multi‑asset platform for global listed and over‑the‑counter (“OTC”) financial instruments, connects buy‑side trading desks and portfolio managers with a large network of sell‑side market makers in Europe, North America and the Asia Pacific region, allowing these trading desks to place requests‑for‑quotes (“RFQ”) in negotiated equities, futures, options, swaps, convertible bonds, structured products and commodities. RFQ‑hub is available as a stand‑alone platform and is also integrated with Triton.

Single Ticket Clearing

ITG’s commitment to best execution also extends to broker‑neutral operational services to help ensure that trades clear and settle efficiently, and to significantly lower the transaction costs associated with trade tickets. Single Ticket Clearing is a broker‑neutral service that aggregates executions across multiple destinations for settlement purposes. Single Ticket Clearing helps reduce the number of trade tickets and resulting charges imposed by custodians, reducing the costs of trade processing due to market fragmentation.

Commission Management Services

ITG offers administration and consolidation of client commission arrangements across a wide range of our clients’ preferred brokerage and research providers through Commission Manager, a robust, multi‑asset, web‑based commission management portal, and Budget Tracker, which enables asset managers to set research valuations and create and track budgets for their end clients. ITG also offers a comprehensive research payment account solution, enabling clients to unbundle research and execution payments to comply with Markets in Financial Instruments Directive (“MiFID”) II regulations.

Analytics

Trading Analytics

Our trading analytics suite enables portfolio managers and traders to improve execution performance before the trade happens (pre‑trade) and during trading (real‑time) by providing reliable trading analytics and risk models that help them perform predictive analyses, manage risk, change strategy and reduce trading costs. Trading costs are affected by multiple factors, such as execution strategies, time horizon, volatility, spread, volume and order size. Our trading analytics suite gauges the effects of these factors and aids in the understanding of the trade‑off between market impact and opportunity cost.

Our transaction cost analysis (“TCA”) offers unique measurement and reporting capabilities to analyze costs and performance across the trading continuum. TCA assesses trading performance and implicit costs under various market conditions so users can adjust strategies and potentially reduce costs and boost investment performance. TCA is also available for foreign exchange transactions (TCA for FX) and for corporate and sovereign bond trading (Fixed Income TCA).

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

Non‑U.S. Operations

ITG has established a strong and growing presence in key financial centers around the world to serve the needs of global institutional investors. In addition to its New York headquarters, ITG has North American offices in Boston, Chicago, Los Angeles, San Francisco and Toronto. In Europe, ITG has offices in London, Dublin and Paris. In the Asia Pacific region, ITG has offices in Hong Kong, Singapore, Sydney and Melbourne. Local representation in regional markets provides an important competitive advantage for ITG. ITG also provides electronic and single stock sales trading for Latin American equities from its New York headquarters, including algorithms for Brazil, Mexico and Chile, and POSIT Alert on-exchange block crossing in Brazil and Mexico, as well as single stock sales trading access into Colombia and Peru.

Canadian Operations

ITG Canada was founded in 2000. ITG Canada provides electronic brokerage services, including ITG’s algorithms and smart order router, as well as single stock execution, portfolio trading services and commission management services. In addition, ITG Canada provides Triton, connectivity services, Single Ticket Clearing, ITG Opt, trading analytics, TCA, and Fair Value. ITG Canada also engages in foreign exchange trading to facilitate equity trades by clients in different currencies as well as other client foreign exchange trades unrelated to equity trades.

In July 2007, ITG Canada launched MATCHNow, an ATS for Canadian‑listed equities, operated by ITG’s wholly‑owned subsidiary, TriAct Canada Marketplace LP (“TriAct”). MATCHNow is a leading dark pool ATS in Canada, offering a call auction marketplace with a confidential non‑displayed book with trades executed at or within the Canadian National Best Bid and Offer.

European Operations

ITG Europe was established as a broker‑dealer in 1998. Today, ITG Europe focuses on trading European, Middle Eastern and African equities as well as providing ITG’s technologies to its clients. ITG Europe provides electronic brokerage services including ITG’s algorithms and smart order router, and the POSIT suite, as well as single stock execution services, portfolio trading services and commission management services. In January 2018, ITG (a) expanded its dark cash equity orders segment to include an any price point system and reference price system, in each case, for large sized orders that will not be subject to planned European double volume caps set at 4% of all the dark regulated venue trading volume in a given security for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate and (b) launched POSIT Auction, a lit segment on the POSIT Multilateral Trading Facility (“MTF”) which seeks to provide additional access to liquidity under MiFID II trading rules. In Europe, ITG provides Triton, OMS, connectivity services, Single Ticket Clearing, RFQ‑hub, TCA, Alpha Capture Reporting, trading analytics and Fair Value.

Asia Pacific Operations

Australia

In 1997, ITG launched ITG Australia, an institutional brokerage firm specializing in execution and analytics for Australian‑listed equities. ITG provides clients with a range of products and services including trade execution, trade execution management through Triton, connectivity services and pre‑ and post‑trade analysis through TCA and trading analytics. Trade execution services include electronic brokerage products such as ITG’s algorithms and the POSIT suite, as well as single stock trading.

Hong Kong

In 2001, ITG formed ITG Hong Kong, an institutional broker‑dealer focused on developing and applying ITG’s technologies across the Asian markets. Execution services are provided through electronic brokerage products such as ITG’s algorithms and the POSIT suite and through an experienced single stock and portfolio trading services team. Other trading and analytical tools provided by ITG Hong Kong include Triton, connectivity services, TCA and trading analytics.

Singapore

In 2010, ITG Singapore Pte. Limited (“ITG Singapore”) obtained a Capital Markets Services License from the Monetary Authority of Singapore (“MAS”). ITG Singapore provides clients in Singapore with a range of ITG’s products and services including trade execution management through Triton and trading analysis through TCA and trading analytics.

Competition

The financial services industry generally, and the institutional securities brokerage business in which we operate, are extremely competitive, and we expect them to remain so for the foreseeable future. Our full suite of products does not directly compete with any particular firm; however, individual products compete with various firms and consortia:

•	Our trading and portfolio analytics compete with offerings from several sell‑side‑affiliated and independent companies.
•	POSIT and MATCHNow compete with various national and regional securities exchanges, ATSs, Electronic Communication Networks, MTFs and systematic internalizers for trade execution services.
•	Our EMSs, OMS, connectivity and RFQ services compete with offerings from independent vendors, agency‑only firms and other sell‑side firms.
•	Our algorithmic and smart routing products, as well as our high‑touch agency execution and portfolio trading services, compete with agency‑only and other sell‑side firms.

In many cases we face competitors that are larger than we are and have greater financial resources than we have. These competitors may have more flexibility to offer a broader set of products and services than we can. Competition is also intense for the recruitment and retention of qualified professionals. The performance of our business is in large part dependent on the skills, expertise and performance of our employees. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

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

ITG’s principal regulated subsidiaries are listed below. The principal self‑regulator of our U.S. broker‑dealers is FINRA.

•

ITG Inc. is a U.S. broker‑dealer registered with the SEC, FINRA, The NASDAQ Stock Market (“NASDAQ”), New York Stock Exchange (“NYSE”), NYSE Arca, Inc., NYSE American, Cboe BYX Exchange, Inc., Cboe BZX Exchange, Inc. (“BZX”), Chicago Stock Exchange Inc., Cboe EDGA Exchange, Inc. (“EDGA”), Cboe EDGX Exchange, Inc. (“EDGX”), NASDAQ BX, Inc., NASDAQ PHLX LLC, The Investors Exchange LLC, National Futures Association, all 50 states, Puerto Rico and the District of Columbia.

•	AlterNet is a U.S. broker‑dealer registered with the SEC, FINRA, NASDAQ, EDGA, EDGX and 14 states.
•

ITG Canada is a Canadian broker‑dealer registered as an investment dealer with the Investment Industry Regulatory Organization of Canada (“IIROC”), Ontario Securities Commission (“OSC”), the Autorité Des Marchés Financiers in Quebec, Alberta Securities Commission (“ASC”), British Columbia Securities Commission, Manitoba Securities Commission, New Brunswick Securities Commission, Nova Scotia Securities Commission and Saskatchewan Financial Services Commission. ITG Canada is also registered as a Futures Commission Merchant in Ontario and Manitoba and Derivatives Dealer in Quebec. ITG Canada is a member of the Toronto Stock Exchange (“TSX”), TSX Venture Exchange, TriAct (which is registered with the OSC and ASC), NASDAQ Canada, CX2, CXD, Omega, Lynx, Canadian Securities Exchange, TSX Alpha Exchange, Instinet Canada Cross Limited and Aequitas NEO Exchange (of which ITG Canada is a minority owner and has a board seat).

•

ITG Europe is authorized and regulated by the Central Bank of Ireland. ITG Europe is a member of the main national European exchanges, including the London Stock Exchange, Deutsche Börse and Euronext, as well as most of the European‑domiciled MTFs. It also operates the POSIT crossing system in Europe as a MTF under MiFID II. ITG Europe’s London Branch is registered with the UK Financial Conduct Authority (“FCA”) and ITG Europe’s Paris branch is registered with the Banque de France. AlterNet (UK) Limited, a U.K. broker, is registered with the FCA.

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

Broker‑dealers are subject to regulations covering all aspects of the securities trading business, including sales methods, trade practices, investment research distribution, anti-money laundering/anti-bribery compliance, use and safekeeping of clients’ funds and securities, capital structure, record keeping, technology implementation, risk management and conduct of directors, officers and employees. Additional legislation or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker‑dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings or commence judicial actions, which can result in censure, judgments, settlements, fines, disgorgements, penalties, injunctions, the issuance of cease‑and‑desist orders or the suspension or expulsion of a broker‑dealer, its directors, officers or employees.

ITG Inc. and AlterNet are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a U.S. broker‑dealer’s insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investors Protection Fund (“CIPF”). In the event of a Canadian broker‑dealer’s insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITG Europe is required to be a member of the Investor Compensation Protection Schemes which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund which provides compensation to retail investors in the event of a default by a regulated financial institution. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by ASIC. In the past twelve months, no such requests have been made of ITG Australia.

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

Net Capital Requirement

ITG Inc. and AlterNet are subject to the Uniform Net Capital Rule (Rule 15c3‑1) under the Exchange Act, which requires the maintenance of minimum net capital.

ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet has elected to use the basic method permitted by Rule 15c3‑1, which requires that they maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.  In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements.

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

The amounts expensed for research and development costs, excluding routine maintenance, for the years ended December 31, 2017, 2016 and 2015 are estimated at $32.8 million, $31.8 million and $29.2 million, respectively.

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

Clients

For the years ended December 31, 2017, 2016 and 2015, no single client accounted for more than 5% of our consolidated revenue.

Employees

On December 31, 2017, the Company employed 934 staff globally, of whom 581, 89, 155, and 109 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

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

Item 1A.  Risk Factors

Certain Factors That May Affect Our Financial Condition and Results of Operations

We face risks and uncertainties that may affect our financial condition and results of operations. The following risk factors should be considered in evaluating our business and outlook and may be important to understanding any statement in this Annual Report on Form 10‑K. These risk factors should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10‑K.

Decreases in equity trading activity by active fund managers and declining securities prices could harm our business and profitability.

Declines in the trading activity of active fund managers generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities’ price declines adversely affect our trading commissions outside North America, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in the foreign markets we serve. Significant flows of investments out of actively‑managed equity funds has curtailed their trading activity, which continues to weigh on our buy‑side trading volumes and the use of some of our higher value services. Volatility levels also impact the amount of trading activity. Sustained periods of low volatility can result in lower levels of trading activity. In addition, trading activity tends to decline in periods following extreme levels of volatility.

Decreases in our commission rates and other transactional revenues could adversely affect our operating results.

Commission rates on institutional trading activity have declined historically and we anticipate a continuation of the competitive pricing environment for the foreseeable future. In addition, we have seen a shift in the mix of our business to include an increased portion from higher‑turnover, lower‑rate clients, particularly sell‑side firms. A decline in commission rates or revenue capture from future mix shifts or from rate reductions within client segments could materially reduce our margins and harm our operating results.

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

We depend on the availability of adequate capital to maintain and develop our business and meet our regulatory capital requirements. Although we believe that we can meet our ongoing operating cash and regulatory capital needs from our cash flow from operations, our existing cash balances and our available credit facilities, if cash on hand and cash flow from operations are not sufficient to meet our needs, our ability to borrow additional funds may be impacted by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms and we may become subject to covenants even more restrictive than those contained in our current credit facilities. If, for any reason, we are unable to comply with the covenants under our existing or future credit facilities, we may not be able to borrow additional funds under commercially acceptable terms or may not be granted waivers or amendments to such restrictions, such waivers or amendments may be provided at significant additional cost to us or we may not be able to refinance our debt on terms acceptable to us, or at all. The lenders under our current credit facilities also have the right to terminate any commitments they have to provide further borrowings in certain circumstances and, in an event of default, if not cured or waived, could result in the acceleration of all or substantially all of our debt or the loss of the assets securing our debt.

A prolonged period of low levels of operating cash flow together with limited access to capital or credit in the future could have an impact on our ability to, among others, meet our regulatory capital requirements, invest in our software and infrastructure, engage in strategic initiatives, make acquisitions or strategic investments in other companies, react to changing economic and business conditions, repay our outstanding debt, make dividend payments or repurchase shares of our common stock. If we are unable to generate sufficient cash flow from operations or borrow additional funds to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

We will need to continue to invest in our operations for the foreseeable future to fund our strategic initiatives including the ongoing investment program under the Strategic Operating Plan we announced in July 2016. If we do not achieve the expected operating results, we may need to seek additional financing in the debt or equity markets or sell selected assets or reduce or delay planned capital, research or development expenditures.  These measures may not be successful and may harm our business and prospects. In addition, any financing, or sale of assets might not be available, or may not be available on economically favorable terms.

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

Our corporate headquarters and largest concentration of employees and technology is in the New York metropolitan area. Our other offices are also located in major cities around the globe. If a business system disruption were to occur, especially in New York, for any reason, including widespread health emergencies, natural disasters or terrorist activities, and we were unable to execute our business continuity plan, or our business continuity plan proves insufficient, it could have a material effect on our business. Moreover, we have varying levels of business continuity plan coverage among our non‑U.S. subsidiaries.

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

Our business relies on the secure collection, storage, processing and transmission of proprietary information, including our clients’ confidential data, in our internal systems and through our vendor networks and communications infrastructure. Increased cybersecurity threats pose a risk to this information, in addition to our and our third-party service providers’ systems and networks. While we have not been the victim of cyber‑attacks that have had a material impact on our operations or financial condition, we have experienced cyber security incidents such as denial of service attempts, malware infections, phishing attempts, and other attempts at compromising our information technology that are typical for a company of our size that operates in the global financial marketplace. Our systems also may be vulnerable to unauthorized access, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have a negative impact, including loss or destruction of data (including confidential client information) and unavailability or disruption of service. Despite our efforts to implement industry‑standard security measures, we face the risk that our security measures may prove insufficient as attacks have resulted in material breaches against other financial services companies with significant security controls and the nature of cyber threats continues to evolve. These threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us. System errors that result from these acts may be repeated or compounded before they are discovered and rectified. Successful security breaches of our systems or the systems of certain of our vendors could expose us to a risk of misappropriation of our or our clients’ confidential information, the corruption or deletion of data, and the disruption of our services to our clients. These outcomes could result in reputational damage, loss of clients, lower trading volumes, a negative impact on our competitive position, significant expense in implementing future security measures, litigation, and regulatory inquiries or proceedings, all of which could adversely impact our financial results.

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

We self‑clear equity transactions in the U.S. and Australia. In those markets, we may be required to provide considerable additional funds with clearing and settlement organizations, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. In addition, regulatory agencies have required these clearing and settlement organizations to increase the level of margin deposit requirements over time and they may continue to do so in the future. We rely on our excess cash, certain established credit facilities and the use of outsourced clearing arrangements to meet or reduce those demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities and clearing arrangements will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities and outsourced clearing arrangements will continue to be available to us.

In addition, each of our broker‑dealer subsidiaries worldwide is subject to regulatory capital requirements promulgated by the applicable regulatory and exchange authorities of the countries in which they operate. Growth in trading activity in certain jurisdictions outside the U.S. has led, and could continue to lead to, higher regulatory capital requirements. While we have recently implemented measures to reduce our regulatory capital requirements outside the U.S., there can be no assurance that we will be able to implement similar measures in the future.  Moreover, regulatory or exchange authorities may seek to increase our regulatory capital requirements in the future and any modification to our business may result in increased regulatory capital requirements.

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

Many of our competitors have substantially greater financial, technical, marketing and other resources than we do, which, among other things, enable them to compete with the services we provide on the basis of price, including lowering prices for certain of our key services to gain business in their higher margin areas, and a willingness to commit their firms’ capital to service their clients’ trading needs on a principal, rather than on an agency basis. In addition, many of our competitors offer a wider range of bundled services, have broader name recognition, and have larger customer bases than we do. Some of our competitors have long‑standing, well‑established relationships with their clients, and also hold dominant positions in their trading markets. Moreover, new entrants may enter the market with alternative methods of providing trade execution and related services, and existing competitors often launch new initiatives. The trend toward increased competition in our business is expected to continue, and it is possible that our competitors may acquire increased market share. Many of our competitors have undertaken measures to link various electronic trading systems and platforms in an effort to attract order flow to off‑exchange venues and increase internal executions.

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

Political and economic uncertainty arising from the outcome of the June 2016 referendum in which the people of the United Kingdom voted in favor of an exit from the European Union (the “EU”) could adversely impact our business, results of operations and financial condition.

There is substantial political and economic uncertainty surrounding the referendum held on June 23, 2016 in which the citizens of the United Kingdom voted in favor of an exit from the EU (often referred to as Brexit). Negotiations have commenced to determine the terms of the United Kingdom’s future relationship with the EU, including the terms of trade between the United Kingdom and the EU. It is unclear how the United Kingdom’s access to the EU single market, and the wider trading, legal and regulatory environment in which we and our clients operate, will be impacted and how this will affect our and their businesses. The announcement of Brexit caused, and further developments may continue to cause, significant volatility in global stock markets and currency exchange rate fluctuations. The uncertainty surrounding the terms of the United Kingdom’s exit and its consequences could adversely impact client and investor confidence, result in additional market volatility, lead to significant regulatory changes and adversely affect our businesses, including our revenues from trading activities in Europe, and our results of operations and financial condition.

We incur risks related to our international business due to currency exchange rate fluctuations that could impact our financial results and financial position.

We have significant operations outside of the U.S., with 51% of our 2017 consolidated revenues denominated in non-U.S. dollar currencies. We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. We therefore have significant exposure to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Swiss Franc, Scandinavian currencies, Australian Dollar, Canadian Dollar, Japanese Yen and Hong Kong Dollar. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non‑U.S. Dollar‑based revenue and profit decreases. These fluctuations may materially impact the translation of our non‑U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

We are dependent on certain major customers and a decline in their use of our services could materially impact our revenues.

The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2017	2016	2015
Largest customer	3.9%	3.0%	2.2%
Second largest customer	2.4%	2.2%	2.2%
Third largest customer	2.1%	2.1%	2.1%
Ten largest customers	18.9%	17.8%	17.0%

Our customers may reduce or discontinue their use of our trading execution services or other services at any time. There can be no assurance that we will be able to retain these major customers or that such customers will maintain or increase their demand for our trade execution or other services. The loss, or a significant reduction, of demand for our services from any of these customers could have a material adverse effect on our business, financial condition and results of operations.

Legislative or regulatory changes, including within the securities markets and the brokerage industry, could materially impact our business.

We currently operate POSIT in the U.S. under Regulation ATS, our European operations are subject to MiFID II and we must comply with the requirements of the U.S. PATRIOT Act and its foreign equivalents for monitoring our customers and any suspicious transactions. Moreover, most aspects of our broker‑dealer operations are highly regulated, such as sales and reporting practices, operational compliance, capital requirements and licensing of employees. Accordingly, we face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business, such as the SEC and FINRA in the U.S. and their equivalents in other countries. As we continue to operate or expand our business, we may be exposed to increased and different types of regulatory requirements.

We are subject to, and in the future we may become subject to, new regulations or changes in the interpretation or enforcement of existing regulations, which may adversely affect our business. Also, regulatory changes that impact how our customers conduct their business may impact our business and results of operations. The current U.S. administration and other members of the U.S. federal government and other governments outside of the U.S. may implement new or revised regulatory requirements for the financial services industry. Any changes to the regulatory rules could cause us to expend more significant compliance, business and technology resources, incur additional operational costs and create additional regulatory exposure.

On June 24, 2014, the SEC issued an order mandating the U.S. exchanges to implement the National Market System Plan to Implement a Tick Size Pilot Program (the “Pilot”). The Pilot was implemented on October 3, 2016. The Pilot will last for two years and it has changed the minimum ‘tick sizes’ (quoting and trading increments) for 1,200 Regulation NMS common stocks with small market capitalizations. The plan also includes a ‘trade‑at’ prohibition for 400 of the Regulation NMS stocks covered by the Pilot that would prevent price matching by a trading center, such as a dark pool, that is not displaying a protected bid or protected offer, subject to certain exceptions. The Pilot is intended to allow the SEC, SROs, and the public to evaluate and assess the impact of increment conventions (and, in the case of the trade-at prohibition, the impact of limiting price matching by firms not publishing quotations) on the liquidity and trading of stocks of small-capitalization companies. If the Pilot (specifically the trade‑at prohibition) is expanded to more securities, the program could reduce our U.S. trading volumes. Moreover, the SEC adopted the Consolidated Audit Trail rule (“CAT”) in July 2012, which requires SROs to establish an order trail reporting system that would enable regulators to track, within 24 hours of the trade date, information related to orders in NMS securities (generally, exchange-listed stocks and exchange-listed options) and OTC equity securities received and executed across the securities markets. The SEC approved a national market system plan for implementation of the CAT that had been submitted by the exchanges and FINRA on November 15, 2016. As a non‑small industry member, the expected start date for us to begin reporting CAT data is November 2018, which will result in significant implementation costs and increased ongoing administrative expenses and burdens.

On November 19, 2014, the SEC unanimously adopted Regulation Systems Compliance and Integrity (“Regulation SCI”). The regulation became effective on February 3, 2015 and the compliance date was November 3, 2015. The rule requires SCI entities (i.e., exchanges, SROs, clearing and settlement agencies, and certain ATSs) to establish extensive policies, procedures, and/or controls to ensure the capacity, stability, integrity, and resiliency of their trading and regulatory reporting systems. Regulation SCI, among other things, also requires the reporting of certain systems issues, testing of business continuity and disaster recovery plans with mandatory participation by customers and members, the establishment of geographically diverse backup capabilities, the completion of an objective annual review of systems, and the maintenance and preservation of certain books and records concerning matters covered by the rule. To the extent Regulation SCI becomes applicable to us (as a result of POSIT or otherwise), we could experience significant implementation costs as well as increased ongoing administrative expenses and burdens.

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

In addition, new regulatory obligations have been proposed, adopted or implemented that pertain to our business outside of the United States, which may also have a material impact upon our business model.

•

In Europe, these include MiFID II, which took effect on January 3, 2018. In particular, under MiFID II, MTFs—the European equivalent to an SEC‑registered ATS—that trade in dark cash equity orders are required to cross such orders at the midpoint, open, or closing prices of the primary venue (where displayed orders in those securities are traded) and adhere to volume limits on dark trading. These limits, which have been postponed from the January 3, 2018 implementation date and are scheduled to take effect in March 2018, would be set at 4% of all the displayed and dark regulated venue trading volume for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate. The calculations would be performed at an individual stock level over a 12‑month rolling period. In the event that the relevant limit is breached, the crossing of that particular stock in the individual dark trading venue or in all such venues (as applicable depending on whether the 4% or 8% threshold is breached) would cease for the following 6 months. MiFID II provides an exception from these requirements for large-sized orders, which may be crossed at any price point and without regard to the above‑mentioned volume limits.

In addition, a financial transaction tax (the “European FTT”) is being considered which would include at least ten of the twenty‑eight members of the EU. In addition to the impact that such tax would have on the affected securities and signatory countries, certain alternative versions of the proposals could include an extra‑territorial scope that may impact the trading activities of entities which are, and trade entirely outside, the European FTT zone.

The EU also adopted a comprehensive General Data Privacy Regulation (the “GDPR”) in May 2016 that will replace the current 1995 European Union Directive on Data Protection and related country-specific legislation. The GDPR will become fully effective in May 2018. The GDPR requires companies to satisfy new requirements regarding the monitoring of EU data subjects and the handling of their personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Under certain circumstances, the GDPR may require us to provide notification to affected individuals and/or data protection authorities in the event of a data breach. Failure to comply with GDPR requirements could result in penalties of up to the greater of €20 million or 4% of worldwide revenue.

Compliance with certain of these adopted laws, rules or regulations of the various jurisdictions in which we operate could result in the loss of revenue and has caused us, and could cause us, to incur significant costs. In addition, if any new regulatory obligations are implemented, ITG could incur significant costs to establish the appropriate processes, systems, and/or controls. Last, if we fail to comply adequately with any of these laws, rules or regulations, we may be subject to censure, fines, judgments, settlements, disgorgements, penalties, injunctions, cease‑and‑desist orders, suspension of our business, suspensions of personnel, or other sanctions or relief, including revocation of our exchange or self‑regulatory organization memberships or our broker‑dealer registrations.

Increased regulatory scrutiny has led to, and will continue to lead to, increased costs associated with responding to investigations and inquiries and the potential for penalties and necessary remediation, which we expect to negatively impact our profitability and could harm our reputation.

In recent years, there has been increased regulatory scrutiny of our industry by regulators and other governmental authorities, including a focus on, among other areas, trading risk management controls, market abuse, fee and pricing transparency, undisclosed trading practices and dark pool operations, resulting in an increase in regulatory investigations, inquiries and reviews. Our broker-dealer subsidiaries are subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which we are cooperating. Our broker-dealer subsidiaries have been the subject of claims alleging the violation of securities laws, rules and regulations, some of which have resulted in the payment of disgorgement, penalties, fines, awards, judgments and settlements. Such enhanced scrutiny has caused, and we expect it to continue to cause, ITG to incur significant costs in light of the legal and compliance resources needed to respond to such investigations and proceedings, in addition to monetary penalties and increased compliance costs, that could arise from such investigations and proceedings. Such regulatory or other actions may also be directed at certain of our past and present executives, employees or directors and we may be required to indemnify these individuals in regard to these matters. The risks associated with such matters are often difficult to assess or quantify, and their existence and magnitude often remain unknown or uncertain for substantial periods of time. A settlement of, or judgment related to, such matters could result in civil or criminal liability, disgorgement, penalties, fines, restrictions or limitations on our operations and activities and other sanctions, could lead to related private litigation and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such investigation, inquiry or action could also cause us significant reputational harm. In addition, regardless of the outcome of such matters, we have incurred and will continue to incur significant legal and other costs, including substantial management time, dealing with such matters.

Our business has been and may continue to be adversely affected by our customers’ reaction to SEC or other regulatory proceedings.

In August 2015, we paid $20.3 million to settle the SEC’s investigation into a proprietary trading pilot operated in 2010 and 2011 (the “2015 SEC Settlement”), which had a significant negative impact on our business. In January 2017, we paid $24.5 million to settle the SEC’s investigation into our activity with respect to pre-released American Depositary Receipts (the “2017 SEC Settlement” and together with the 2015 SEC Settlement, the “SEC Settlements”).  Our broker-dealer subsidiaries are also subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which we are cooperating. Our customers’ reaction to the SEC Settlements or the announcement or resolution of other investigations or proceedings may result in reputational and financial harm, which could have a material adverse effect on the Company.

The circumstances relating to the SEC Settlements could subject us to additional actions, including purported class action or other litigation.

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

We may not generate sufficient taxable income in future periods to utilize our loss carryforwards and tax credit carryforwards.

In the Asia Pacific and U.S. regions, we have significant carryforwards for operating losses and tax credits. If we do not generate sufficient future taxable income in these jurisdictions we may not be able to utilize these available carryforwards. In addition, our tax credit carryforwards in the U.S. have a limited period to be utilized due to expiration dates. We have established full valuation allowances in our consolidated financial statements for these deferred tax assets in Asia Pacific and the U.S.

Tax changes, including tax reform in the United States, could affect the Company’s effective tax rate and future profitability.

The Company’s future results could be affected by changes in our effective tax rate as a result of changes in the mix of our overall profitability, changes in tax legislation and the results of audits and examinations of previously filed tax returns.

In December 2017, the current U.S. administration signed into law new comprehensive tax reform legislation called the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), which makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including the Company. The Tax Cuts and Jobs Act includes amendments to the applicability of the corporate alternative minimum tax, reductions in the amount of executive pay that qualifies for deduction and reductions in the U.S. corporate income tax rate. We are currently assessing the impact other provisions of the Tax Cuts and Jobs Act may have on our future profitability, including the global intangible low-taxed income tax provision (“GILTI”) which takes effect in 2018.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act, we have made reasonable estimates of the effects and recorded provisional amounts in the 2017 consolidated financial statements. As we collect and prepare necessary data and interpret the Tax Cuts and Jobs Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional adjustments to the provisional amounts may be made. Information needed to adjust provisional amounts include the completion of all international 2017 tax returns. These additional adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect the final accounting for the tax effects of the Tax Cuts and Jobs Act to be completed in 2018.

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

If we were to unknowingly infringe third party intellectual property or be accused of doing so without merit, we could bear significant costs of defense and litigation, which could impact our financial results.

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

Over the last several years, we have undertaken several strategic transactions, including the acquisition of RFQ‑hub, a multi‑asset platform for global‑listed and OTC financial instruments, as well as the dispositions of our investment research operations. Additionally, in February 2018, we established a joint venture with Option Technology Solutions LLC to form Matrix Holding Group, a derivatives execution and technology business.  We may elect to pursue additional potential strategic transactions in the future, including acquisitions, dispositions, strategic partnerships, joint ventures, restructurings, business combinations and investments.  These transactions entail numerous operational and financial risks, including but not limited to difficulties in valuing acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, exposure to unknown material liabilities, the potential loss of key vendors, clients or employees of acquired companies, incurrence of substantial debt or dilutive issuance of equity securities to pay for acquisitions, higher-than expected acquisition or integration costs, write-downs of assets or impairment charges, increased amortization expenses and decreased earnings, revenue or cash flow from dispositions.  Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and our failure to execute on any strategic transaction in a satisfactory manner could adversely affect our future results of operations and financial condition.

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

During 2017, we repurchased shares of our common stock under a Board‑authorized repurchase program and the Board also authorized payment of quarterly cash dividends on our common stock. Any determinations to continue to repurchase our common stock or to continue to pay cash dividends on the common stock, in each case at levels consistent with recent practice or at all, will be based on a variety of factors including, among others, market conditions, our financial condition, results of operations, business and capital requirements, price of our common stock in the case of the repurchase programs, competing needs for the use of capital and the continuing determination that the repurchase programs and the declaration of dividends are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event we do not declare a quarterly dividend, or discontinue our share repurchases, our stock price could be adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at One Liberty Plaza, in New York, New York, where we lease approximately 132,000 square feet of office space pursuant to a lease agreement expiring in January 2029, of which we have ceased use of, and intend to sublease, approximately 44,000 square feet in 2018.

We maintain a facility in El Segundo, California where we occupy approximately 36,200 square feet of office space pursuant to a lease agreement expiring in June 2027. This facility is used primarily for technology research and development and support services.

We have a regional office in Boston, Massachusetts where we lease approximately 36,000 square feet of office space pursuant to a lease expiring in November 2030, of which we sublease approximately 10,200 square feet.

We also have additional regional offices in Chicago, Illinois where we occupy approximately 10,300 square feet pursuant to a lease agreement expiring in October 2018, and in San Francisco, California where we occupy approximately 3,900 square feet pursuant to a lease agreement expiring in October 2018.

Canada

We have an office in Toronto where we occupy approximately 19,900 square feet of office space pursuant to a lease expiring in December 2019.

Europe

In Europe, we have offices in Dublin, London and Paris where we occupy approximately 6,200, 12,200 and 5,000 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in November 2027, the London space is leased pursuant to an agreement that expires in July 2023 (with a termination option in August 2018), and the space in Paris is leased pursuant to an agreement that expires in May 2024 (with a termination option in May 2019).

Asia Pacific

In Australia we have offices in Melbourne and Sydney, where we occupy approximately 5,700 and 3,400 square feet of office space, respectively, pursuant to leases expiring in May 2020 and June 2020, respectively.

In Hong Kong we occupy approximately 11,000 square feet of office space pursuant to a lease that expires in September 2021. We also lease approximately 1,500 square feet of space for our regional office in Singapore pursuant to a lease that expires in February 2021.

Item 3.  Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 21. Commitments and Contingencies—Legal Matters” and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

Our common stock trades on the NYSE under the symbol “ITG.”

The following table sets forth, for the periods indicated, the range of the intra‑day high and low sales prices of our common stock as reported on the NYSE.

	High	Low
2017:
First Quarter	$21.28	$19.01
Second Quarter	$22.42	$18.87
Third Quarter	$22.69	$19.87
Fourth Quarter	$23.96	$17.63
2016:
First Quarter	$22.39	$14.95
Second Quarter	$22.92	$15.29
Third Quarter	$18.47	$15.06
Fourth Quarter	$21.11	$15.04

On February 20, 2018, the closing price per share for our common stock as reported on the NYSE was $19.80. On February 20, 2018, we believe that our common stock was held by approximately 6,093 stockholders of record or through nominees in street name accounts with brokers.

Dividends

In 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2017 and 2016, our Board of Directors declared and we paid quarterly cash dividends as follows:

	2017	2016
First Quarter	$0.07	$0.07
Second Quarter	0.07	0.07
Third Quarter	0.07	0.07
Fourth Quarter	0.07	0.07
Total	$0.28	$0.28

In February 2018, our Board of Directors declared a quarterly dividend of $0.07 per share on our common stock, payable on March 15, 2018 to stockholders of record as of February 27, 2018.

Stock Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2017
To: January 31, 2017	86,948	$20.27	—	1,446,840
From: February 1, 2017
To: February 28, 2017	486,750	20.11	87,035	1,359,805
From: March 1, 2017
To: March 31, 2017	75,799	19.93	74,673	1,285,132
From: April 1, 2017
To: April 30, 2017	38,844	19.27	38,844	1,246,288
From: May 1, 2017
To: May 31, 2017	8,481	20.03	8,321	1,237,967
From: June 1, 2017
To: June 30, 2017	44,348	19.96	43,104	1,194,863
From: July 1, 2017
To: July 31, 2017	4,085	21.46	—	1,194,863
From: August 1, 2017
To: August 31, 2017	69,866	20.37	59,761	1,135,102
From: September 1, 2017
To: September 30, 2017	75,360	20.06	59,966	1,075,136
To: October 1, 2017
From: October 31, 2017	12,569	23.49	—	1,075,136
To: November 1, 2017
To: November 30, 2017	421,896	18.66	421,896	653,240
From: December 1, 2017
To: December 31, 2017	91,685	18.08	91,685	561,555
Total	1,416,631	$19.56	885,285

(a)	This column includes the acquisition of 531,346 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

(b)

In October 2014, our Board of Directors authorized the repurchase of 4.0 million shares. This authorization has no expiration date. As of December 31, 2017, there were 0.6 million shares remaining available for repurchase under ITG’s stock repurchase program. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of capital.

During 2017, we repurchased 1.4 million shares of our common stock at a cost of $27.7 million, which was funded from our available cash. Of these shares, 0.9 million were purchased under our Board of Directors’ authorization for a total cost of $16.9 million (average cost of $19.13 per share). An additional 0.5 million shares repurchased for $10.8 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of December 31, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 0.6 million.  On February 15, 2018, the Board of Directors increased our share repurchase authorization by an additional 4.0 million shares, bringing the total number of shares available for repurchase on that date to 4.4 million shares. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5‑1.

Performance Graph

The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the mean of the NASDAQ Other Finance Index and the NYSE Arca Securities Broker/Dealer Index, for the five‑year period ended December 31, 2017.

Item 6.  Selected Financial Data

The selected Consolidated Statements of Operations data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five‑year period ended December 31, 2017, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
($ in thousands, except per share amounts)
Total revenues	$483,694	$469,052	$634,803	$559,814	$530,801
Total expenses	477,169	512,292	513,577	494,827	487,746
Income (loss) before income tax expense (benefit)	6,525	(43,240)	121,226	64,987	43,055
Income tax expense (benefit)	45,965	(17,322)	29,656	14,095	11,970
Net (loss) income	$(39,440)	$(25,918)	$91,570	$50,892	$31,085
Basic (loss) income per share	$(1.19)	$(0.79)	$2.70	$1.44	$0.84
Diluted (loss) income per share	$(1.19)	$(0.79)	$2.63	$1.40	$0.82
Dividends per share	$0.28	$0.28	$0.21	$—	$—
Basic weighted average number of common shares outstanding (in millions)	33.0	32.9	33.9	35.3	36.8
Diluted weighted average number of common shares outstanding (in millions)	33.0	32.9	34.8	36.4	38.1

Consolidated Statements of Financial Condition Data:
($ in thousands)
Total assets	$784,856	$775,285	$1,709,022	$1,350,849	$1,539,472
Cash and cash equivalents	$287,452	$277,977	$330,653	$275,210	$261,897
Short-term bank loans	$101,422	$72,150	$81,934	$78,360	$73,539
Term debt	$3,104	$6,367	$12,567	$17,781	$30,332
Total stockholders’ equity	$363,235	$405,164	$454,821	$415,596	$417,432

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

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”), and (iii) commission sharing arrangements between ITG Net (our private value‑added FIX‑based financial electronic communications network) and third‑party brokers and alternative trading systems whose trading products are made available to our clients on our OMS and EMS applications in addition to commission sharing arrangements for our Single Ticket Clearing service and our RFQ‑hub request‑for‑quote service. Because commissions are earned on a per‑transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by the existence of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer‑to‑computer links to customers through ITG Net and third‑party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated through ITG Net for the ability of the sell‑side to receive orders from, and send indications of interest to, the buy‑side and for the sell‑side to receive requests‑for‑quotes through RFQ‑hub, (ii) software and analytical products and services and (iii) maintenance and customer technical support for our OMS. Prior to the divestiture of our investment research operations in May 2016 and December 2015, recurring revenues included subscriptions from these operations.

Other revenues include: (1) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign exchange transactions unrelated to equity trades, (2) non-recurring consulting services, such as one-time implementation and customer training related activities, (3) investment income from treasury activity, (4) interest income on securities borrowed in connection with customers’ settlement activities, (5) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including trade errors and client trade accommodations), (6) non‑recurring gains and losses such as divestitures, (7) fees earned for clearing securities transactions on behalf of other broker-dealers, (8) income from principal trading in Canada, including within our closed arbitrage trading desk (for historical periods up until April 2016) and (9) the net interest spread earned on securities borrowed and loaned transactions within our closed U.S. matched book securities lending operations (for historical periods up until June 2016).

As a result of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, we have identified two key accounting changes that will affect the timing of revenue recognition as it relates to bundled commission arrangements and fees for licenses of functional intellectual property.  The financial impact of these accounting changes includes (1) a deferral of revenues primarily generated in the first half of the year for commissions attributable to analytics products under bundled arrangements that will be recognized over the course of the year as the performance obligations for those analytics products are satisfied and (2) an acceleration of license fee revenues to the delivery date for software provided for a specified period.  These changes only relate to the timing of when revenue is recognized and have no effect on the underlying transaction price of the products and services we perform.  For more information on our evaluation of the revenue recognition standard and its impact on our financial statements, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

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

Adjusted revenues, adjusted expenses, adjusted pre-tax income, adjusted income tax expense (benefit) and adjusted net income, together with related per share amounts, are non‑GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted revenues, adjusted expenses, adjusted pre-tax income, adjusted income tax expense (benefit) and adjusted net income to revenues, expenses, income (loss) before income tax expense (benefit), income tax expense (benefit) and net (loss) income and related per share amounts as determined in accordance with U.S. GAAP for the years ended December 31, 2017, 2016 and 2015 are provided below, as applicable (dollars in thousands, except per share amounts).

	Year Ended
	December 31,
	2017	2016	2015
Total revenues	$483,694	$469,052	$634,803
Less:
Other revenues - gains (1)	—	(2,438)	—
Gain on the sale of energy research operations (2)	—	—	(107,699)
Adjusted revenues	$483,694	$466,614	$527,104

Total expenses	$477,169	$512,292	$513,577
Less:
Lease consolidation (3)	(8,140)	—	—
Impairment of customer intangible asset (4)	(325)	—	—
Legal costs related to the planned formation of the derivatives venture (4)	(750)	—	—
Reserve for settlement related to ADRs and associated costs (5)	—	(27,371)	—
Restructuring (6)	—	(9,620)	—
Upfront compensation awards for current CEO (7)	—	(4,415)	—
Arbitration case with former CEO and associated costs (8)	—	(6,580)	—
Gain from currency translation adjustment (9)	—	1,066	—
Trading pilot settlement and associated costs (10)	—	—	(25,198)
Adjusted expenses	$467,954	$465,372	$488,379

Income (loss) before income tax expense (benefit)	$6,525	$(43,240)	$121,226
Effect of adjustments	9,215	44,482	(82,501)
Adjusted pre-tax income	$15,740	$1,242	$38,725

Income tax expense (benefit)	$45,965	$(17,322)	$29,656
Tax effect of adjustments (1) (2) (5) (6) (7) (8) (10)	—	7,618	(14,201)
Impact of U.S. corporate tax law changes (11)	843	—	—
Valuation allowance for historical U.S. deferred tax assets (12)	(41,380)	—	—
Adjustment to tax reserves from resolving a multi-year contingency in the U.S. (13)	—	7,320	—
Tax incurred relating to changes to internal capital structure outside North America (14)	—	—	(6,526)
Adjusted income tax expense (benefit)	$5,428	$(2,384)	$8,929

Net (loss) income	$(39,440)	$(25,918)	$91,570
Net effect of adjustments	49,752	29,544	(61,774)
Adjusted net income	$10,312	$3,626	$29,796

Diluted (loss) income per share	$(1.19)	$(0.79)	$2.63
Net effect of adjustments	1.49	0.90	(1.77)
Adjusted diluted income per share	$0.30	$0.11	$0.86

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

(3)	In the fourth quarter of 2017, we incurred an $8.1 million charge for the write-off of fixed assets and other costs associated with the consolidation of our New York office space.

(4)

In the third quarter of 2017, we deemed the remaining value of a customer intangible asset recorded in ITG Derivatives LLC (“ITG Derivatives”) of $0.3 million fully impaired and incurred legal fees related to the planned formation of the Matrix derivatives venture of $0.8 million.

(5)

In the third quarter of 2016, we accrued $22.1 million for a settlement with the SEC with respect to an inquiry involving discontinued activity in pre-released ADRs and incurred legal fees related to this matter of $1.6 million. In the fourth quarter of 2016, we incurred an additional charge of $2.3 million based on the final settlement amount along with legal and other related costs associated with this matter of $1.3 million.

(6)

During the first half of 2016, we incurred restructuring charges of $4.3 million related to (a) the reduction in our single stock sales trading and sales organizations and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk. In the fourth quarter of 2016, we incurred additional restructuring charges of $5.3 million related to management delayering and the elimination of certain positions.

(7)

Our current Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(8)

In the first half of 2016, we incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with our former CEO and incurred legal fees of $2.7 million. In the third quarter of 2016, we recorded a reimbursement of $0.9 million of these legal fees from our insurance carrier.

(9)

In the third quarter of 2016, we substantially completed the liquidation of our investment in our Israel entity that ceased operations in December 2013. During our period of ownership and through December 2013, we had accumulated foreign exchange translation gains as a component of equity, which have been reclassified as a gain that reduced other general and administrative expenses in the Consolidated Statements of Operations.

(10)

In August 2015, we reached a final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC's investigation into a proprietary trading pilot operated in 2010 and 2011. During 2015, we incurred $4.9 million in legal and related costs associated with this matter.

(11)

In the fourth quarter of 2017, we reduced the amount recorded for a deferred tax liability in the U.S. due to the passing of the Tax Cuts and Jobs Act, which lowered the U.S. corporate income tax rate from 35% to 21%.

(12)

In the third quarter of 2017, we determined that it was appropriate to establish a full valuation allowance on our U.S. deferred tax assets, of which $42.3 million related to periods prior to the third quarter of 2017. In the fourth quarter of 2017, we reduced the valuation allowance by $0.9 million as a portion of these U.S. deferred tax assets were realized following a tax method change.

(13)	In the fourth quarter of 2016, we resolved a multi-year tax contingency in the U.S. and reduced tax reserves by $7.3 million.

(14)

In December 2015, we completed changes to the internal capital structure of our principal holding company outside North America to provide continued flexibility for the movement of global capital. This amendment accelerated the U.S. taxation of amounts earned outside of North America resulting in a tax charge of $6.5 million.

Executive Summary for the Year Ended December 31, 2017

Consolidated Overview

During 2017 we achieved strong growth in our international operations, including record levels of revenue and profits in Europe and Asia Pacific.  We exited the year with a stronger fourth quarter as consolidated revenues and adjusted pre-tax income were at the highest levels we have seen since the second quarter of 2015. In the U.S., we faced  headwinds as weak market-wide volumes weighed on our performance. The continuing challenges in the U.S. market resulted in a cumulative pre-tax loss in the U.S. tax jurisdiction over the previous three years, leading to the Company recording a full valuation allowance on our U.S. deferred tax assets in the third quarter of 2017. Prevailing accounting guidance limits our ability to consider other subjective evidence to support deferred tax assets, such as forecasts of future profits, when objective verifiable evidence such as a cumulative loss exists. The establishment of this valuation allowance does not limit our ability to utilize the underlying deferred tax assets against future profits in the U.S. jurisdiction.

Our 2017 revenues were $483.7 million, 3% higher than 2016 due largely to the growth in global block crossing through POSIT Alert. On a U.S. GAAP basis, we incurred a net loss of $39.4 million, or $1.19 per diluted share in 2017, compared to a net loss of $25.9 million, or $0.79 per diluted share in 2016. Our GAAP loss in 2017 included a non-cash charge of $41.4 million, or $1.25 per diluted share, to establish the aforementioned valuation allowance on U.S deferred tax assets that arose in prior periods, an $8.1 million, or $0.25 per diluted share, charge for the write-off of fixed assets and other costs associated with the consolidation of our New York office space and charges of $1.1 million, or

$0.03 per diluted share, related to the planned formation of the Matrix derivatives venture.  These charges were partially offset by a tax benefit of $0.8 million, or $0.02 per diluted share, to reduce a U.S. deferred tax liability following the passing of the Tax Cuts and Jobs Act. Excluding those items, we generated adjusted net income (see Non-GAAP Financial Measures) of $10.3 million, or $0.30 per diluted share in 2017, compared to adjusted net income of $3.6 million, or $0.11 per diluted share, in 2016.

During the year, we continued to implement cost efficiencies including staff reductions, which resulted in employee termination costs of $5.6 million, or $0.17 per share, and the consolidation of office space in our New York headquarters (in the fourth quarter) and in Boston (in the first quarter). We expect to continue to improve our operating efficiency going forward, including the streamlining of our derivatives offering through the Matrix venture, which launched in February 2018. The cost reduction measures we have implemented since the third quarter of 2016 are now achieving cost savings at a rate exceeding $20 million annually and are funding investments we are making in growth initiatives under the Strategic Operating Plan (“SOP”) and in strategic hires for our U.S. sales and coverage teams.

We are continuing our focus on growth through the execution of our SOP, which aims to enhance our global capabilities in liquidity, execution, analytics and workflow technology solutions. We have sharpened our focus around these four key service offerings following the divestitures and closings of non-core operations. As part of this plan, we are pursuing significant investments in technology and people to bolster these key service offerings with the expectation that we will meaningfully grow market share, revenues and profitability on a global basis. As of December 31, 2017, we have 55 employees that are fully dedicated to executing the plan and our total investment under the plan since inception in late July 2016 is nearly $23 million.

Segment Discussions

In the U.S., we are working to narrow the profitability gap in the face of weaker market volumes where average daily trading in U.S. equities fell to a three-year low of 6.5 billion shares in 2017, down from nearly 7.4 billion shares in 2016.  Our U.S. average daily volume (“ADV”) was nearly 1% higher than 2016, outperforming the 11% decrease in market-wide volumes. Our U.S. loss narrowed considerably in the fourth quarter due to a higher average revenue per share and the impact of prior cost reduction measures.

Our Canadian commissions and fees rose during the year despite lower market-wide volumes. Commissions and fees were 5% higher than 2016 while market-wide volumes were down 10% versus 2016. This outperformance included growth in POSIT Alert and other trading activity from buy-side clients.

Our European Operations experienced a record year in 2017 in terms of both revenue and pre-tax profits, which grew 20% and 61%, respectively. Our executed daily value in the region grew 9% over 2016, outperforming the 4% increase in daily market-wide trading activity. This outperformance reflected increased activity from buy-side clients that was partially offset by reduced activity from sell-side clients. The growth in buy-side activity was largely driven by increased block crossing in POSIT Alert.

In Asia Pacific, we achieved our most profitable annual results on record with our pre-tax profit reaching $11.7 million, compared with a $1.6 million pre-tax profit in 2016. Asia Pacific commissions and fees increased 31%, outperforming the 12% growth in overall market-wide activity. This outperformance was driven by strong order flows into the Hong Kong, Korea and Japan markets and the increased use of our trading algorithms and our POSIT Alert block crossing system. We also generated higher commission sharing revenues from our growing trading technology outsourcing business to regional sell-side firms and from trades executed via our Triton EMS.

Corporate activity in 2017 reduced pre-tax income by $32.4 million compared to a pre-tax reduction of $70.7 million in 2016. The lower pre-tax loss reflects the impact of costs incurred during the prior year related to a reserve for a settlement with the SEC regarding an inquiry involving discontinued activity in pre-released ADRs and related legal fees, as well as restructuring charges and costs for the continued expensing of upfront awards to our current CEO, a significant portion of which replaced awards he forfeited at his former employer.  Corporate activity in 2017 included the items noted above for the consolidation of our New York headquarters and costs related to the formation of the Matrix derivatives venture.

Capital Resource Allocation

During 2017, we achieved our goal of using our share repurchase plan to offset dilution from the issuance of stock under employee compensation plans. We repurchased 0.9 million shares under our authorized repurchase program in 2017 for $16.9 million, or an average cost of $19.13 per share, and we ended the year with 32.6 million shares outstanding, slightly below the shares outstanding at the end of 2016. We also maintained our $0.07 quarterly dividend program, paying out $9.2 million in cash.

Going forward, our goal is to continue to use our share repurchase program to offset dilution, although the number of shares repurchased may vary from period to period. We may repurchase additional shares opportunistically depending on various factors including, among others, market conditions and competing needs for the use of capital. During February 2018, the Board of Directors increased our share repurchase program by an additional 4.0 million shares.

Results of Operations—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

U.S. Operations

	Year Ended
	December 31,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$154,182	$171,995	$(17,813)	(10)%
Recurring	47,393	54,799	(7,406)	(14)%
Other	3,415	2,861	554	19%
Total revenues	204,990	229,655	(24,665)	(11)%
Expenses:
Compensation and employee benefits	102,923	106,464	(3,541)	(3)%
Transaction processing	39,601	39,131	470	1%
Other expenses	86,939	95,193	(8,254)	(9)%
Total expenses	229,463	240,788	(11,325)	(5)%
Loss before income tax benefit	$(24,473)	$(11,133)	$(13,340)	(120)%

Commissions and fees declined 10% compared to 2016 due primarily to a decline in our overall revenue per share.  Despite an 11% decrease in average daily U.S. market volumes, our ADV increased slightly by 1% over the prior year. This pushed our market share for 2017 to 2.12%, up from 1.88% in 2016. Our overall revenue per share declined 12%, from $0.0042 to $0.0037, driven by movements within the mix of our volume amongst our client segments including a decrease in single-stock sales trading following the sale of our remaining investment research operations in May 2016. ADV from our lower priced sell-side accounts increased to 54% of our overall ADV compared with 52% for the prior year.

	Year Ended
	December 31,
U.S. Operations: Key Indicators*	2017	2016	Change	% Change
Total trading volume (in billions of shares)	34.8	34.8	—	—%
Average trading volume per day (in millions of shares)	138.8	138.1	0.7	1%
Average revenue per share	$0.0037	$0.0042	$(0.0005)	(12)%
U.S. market trading days	251	252	(1)	(0)%

*	Excludes activity from the trading of derivatives and Latin American equities as well as commission share arrangements.

Recurring revenues decreased 14% from the prior year following the divestiture of our remaining investment research operations in May 2016 and the amendment to terminate the original energy research distribution agreement at the end of 2016, representing more than 75% of the overall decline. We also experienced lower OMS subscriptions and connectivity revenue due to client attrition.

Other revenues increased $0.6 million from 2016 due to the impact from lower client trade accommodations, which reduced other revenues by $1.2 million during the prior-year period versus $0.3 million in 2017, as well as higher market data tape rebate revenue in the current period. These increases were offset by the loss of revenue from the impact of the closing of our matched-book securities lending operations in the second quarter 2016.

Compensation and employee benefits decreased 3% from the prior year due to the impact of divesting our remaining investment research operations in May 2016, cost savings measures implemented during the second half of 2016 and throughout 2017 and lower incentive bonus compensation. These declines were offset in part by an increase in employee separation costs of $4.4 million as part of cost savings measures, higher stock-based compensation from the increased use of deferred stock awards in our incentive compensation program, an increase in headcount dedicated to helping us execute the SOP and strategic hires for our sales and coverage teams.

Transaction processing costs increased 1% from 2016, in line with the growth in our ADV. As a percentage of commissions and fees, transaction processing costs increased to 25.7% from 22.8% during the prior year period due to the impact of the 12% reduction in the average revenue per share and higher execution costs.

Other expenses declined 9% from the prior year due to the impact of divesting our remaining investment research operation in May 2016, reduced energy research costs from the amendment to terminate the original energy research distribution agreement, a reduction in travel and entertainment costs and an increase in global research and development costs charged out to other regions. These decreases were partially offset by higher costs associated with hardware and software investments.

Canadian Operations

	Year Ended
	December 31,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$54,389	$51,723	$2,666	5%
Recurring	5,152	5,113	39	1%
Other	3,753	4,986	(1,233)	(25)%
Total revenues	63,294	61,822	1,472	2%
Expenses:
Compensation and employee benefits	18,228	18,232	(4)	(0)%
Transaction processing	11,434	9,384	2,050	22%
Other expenses	23,024	22,642	382	2%
Total expenses	52,686	50,258	2,428	5%
Income before income tax expense	$10,608	$11,564	$(956)	(8)%

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $1.0 million and $0.7 million, respectively, resulting in an increase of $0.3 million to pre-tax income.

Commissions and fees grew 5% compared to 2016 despite a 10% decline in market-wide volumes due to growth in block crossing in POSIT Alert and other buy-side trading activity, as well as higher sell-side trading activity and favorable currency translation.

Recurring revenues were comparable to the prior year as an increase in analytics product subscriptions was mostly offset by a reduction in connectivity revenue. Other revenues declined 25% largely from the closure of our arbitrage trading desk in April 2016, which more than offset the impact from lower client trade accommodations.

Compensation and employee benefits were virtually unchanged from 2016 as the impact of lower headcount was offset by currency translation.

Transaction processing costs increased 22% over the prior year, significantly exceeding the growth in commission and fees, due primarily to an increase in the proportion of our execution activity where we took liquidity, an increase in third-party order routing costs and an increase in the number of settlement tickets processed. As a percentage of commissions and fees, transaction processing costs increased to 21.0% from 18.1% in 2016.

Other expenses grew 2% over 2016 as higher charges for global research and development costs and higher costs associated with hardware and software investments were largely offset by reductions in consulting, travel and entertainment, and software amortization costs and the discontinuation of research distribution fees.

European Operations

	Year Ended
	December 31,
$ in thousands	2017	2016	Change	% Change
Revenues
Commissions and fees	$135,944	$110,554	$25,390	23%
Recurring	16,131	16,029	102	1%
Other	(603)	(638)	35	5%
Total revenues	151,472	125,945	25,527	20%
Expenses:
Compensation and employee benefits	38,189	35,964	2,225	6%
Transaction processing	36,787	31,104	5,683	18%
Other expenses	35,393	33,407	1,986	6%
Total expenses	110,369	100,475	9,894	10%
Income before income tax expense	$41,103	$25,470	$15,633	61%

Overall currency rate changes in the European region reduced revenues and expenses by $0.7 million and $1.4 million, respectively, increasing pre-tax income by $0.7 million. This increase in pre-tax income was largely attributable to the strengthening of the Euro, as revenues and expenses that originate in British pounds largely offset.

 Commissions and fees were 23% higher than 2016 due to strong growth in block crossing in POSIT Alert, as well as growth in single stock sales trading and algorithmic trading from institutional and hedge fund clients and higher commission sharing revenues from trades executed via our Triton EMS. This growth more than offset the impact of reduced trading from sell-side clients. Sell-side clients made up 46% of our European value traded in the current period compared to 61% in the prior-year period. This favorable change in business mix pushed our overall commission rate 18% higher than 2016.

Recurring revenues grew marginally from the prior year on higher connectivity and analytics product revenues, offset by lower RFQ-hub maintenance fees. Other revenues improved slightly over 2016 due to a reduction in client trade accommodations.

Compensation and employee benefits expense was 6% higher than the prior year due to higher technology headcount and an increase in incentive compensation from strong financial performance, together with higher associated employee benefit costs. These increases were offset by the favorable impact of currency translation and an accelerated charge for deferred stock awards in the prior-year period related to a termination.

Transaction processing costs increased 18% from 2016 reflecting a 9% growth in daily value traded, increased trading in more-costly emerging markets, higher costs to execute ETF trades and higher settlement financing costs. These increases were offset in part by the impact of currency translation. As a percentage of commissions and fees, transaction processing costs declined to 27.1%, compared to 28.1% in 2016 reflecting the increase in our average commission rate noted above.

Other expenses increased 6% from the prior year due to higher charges for global research and development costs, new exchange distribution fees and higher connectivity, as well as higher consulting, software amortization, software maintenance, licensing and recruiting costs as we continued to invest in our growth initiatives and prepare for MiFID II, partially offset in part by the favorable impact of currency translation.

Asia Pacific Operations

	Year Ended
	December 31,
$ in thousands	2017	2016	Change	% Change
Revenues:
Commissions and fees	$55,176	$42,191	$12,985	31%
Recurring	7,235	5,975	1,260	21%
Other	(193)	(247)	54	22%
Total revenues	62,218	47,919	14,299	30%
Expenses:
Compensation and employee benefits	18,618	17,692	926	5%
Transaction processing	12,925	10,652	2,273	21%
Other expenses	18,995	18,022	973	5%
Total expenses	50,538	46,366	4,172	9%
Income before income tax expense	$11,680	$1,553	$10,127	652%

Currency translation increased total Asia Pacific revenues and expenses by $0.1 million and $0.2 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Commissions and fees increased 31% over the prior year, far outpacing the 12% growth in overall market-wide activity. This was primarily driven by strong order flows trading into the Hong Kong, Korea and Japan markets and the increased use of our trading algorithms and our POSIT Alert block crossing system. We also had higher commission sharing revenues from trades executed via our Triton EMS and for trading technology licensed to regional broker-dealers.

Recurring revenues increased 21% from 2016 primarily due to an increase in connectivity revenue and higher billed revenue from analytics products. Other revenues increased due to a lower impact from client trade accommodations.

Compensation and employee benefits increased 5% over the prior year due to a slight increase in headcount and an increase in incentive compensation from strong financial performance.

Transaction processing costs increased 21% from 2016, which was slightly higher than the 18% growth in daily value executed due primarily to the impact of a larger proportion of our trading in markets where costs are higher. As a percentage of commissions and fees, transaction processing costs decreased to 23.4% from 25.2% due to the impact of a higher average commission rate.

Other expenses increased 5% from the comparable period in 2016 due to higher depreciation expenses associated with investments we are making to enhance redundancy and business recovery capabilities, as well as higher charges for global research and development costs, partially offset by lower recruiting and travel and entertainment expenses.

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

In 2017, we incurred a pre-tax loss from Corporate activities of $32.4 million, reflecting $1.7 million of revenues and $34.1 million of costs, compared to a pre-tax loss of $70.7 million in 2016, reflecting $3.7 million of revenues and $74.4 million of costs. The reduction in revenues reflect the recognition of $2.4 million of insurance proceeds received in the second quarter 2016, net of related expenses, under our business interruption insurance policy for the impact of an outage at our primary outsourced data center incurred in August 2015. The reduction in costs from 2016 reflects costs incurred in 2016 for a reserve for a settlement with the SEC related to an inquiry involving discontinued activity in pre-released ADRs and related legal fees, the expensing of upfront cash and stock awards granted to our current CEO, a significant portion of which replaced awards he forfeited at his former employer, the settlement of the arbitration claim by our former CEO, net of insurance recoveries, together with related legal fees, and restructuring costs related to (a) the reduction in single stock sales trading headcount that was previously focused on our research products and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk. Costs in 2016 were reduced by the reclassification of an accumulated foreign translation gain after we substantially liquidated our Israel entity. In 2017, we incurred costs of $8.1 million for the write-off of fixed assets and other costs associated with the consolidation of our New York headquarters and $0.3 million of asset impairment costs and $0.8 million in legal fees associated with the planned formation of the Matrix derivatives venture.

Excluding the items noted above for 2017 and 2016, Corporate costs decreased by $2.5 million compared to the prior year primarily reflecting lower legal fees. Corporate costs, including legal fees, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated Income Tax Expense

For the full year 2017, we reported a tax expense of $46.0 million on pre-tax income of $6.5 million. The significant tax expense reflected the impact of a full valuation allowance on U.S. deferred tax assets made in the third quarter of 2017, giving rise to a charge of $42.3 million related to assets that arose in periods prior to the third quarter of 2017. This charge was later reduced by $0.9 million in the fourth quarter of 2017 as we realized certain deferred tax assets following a tax method change. We made our assessment to provide a full valuation allowance on our U.S. deferred tax assets after applying the appropriate weighting to both positive and negative evidence related to whether it is more-likely than not that some or all of these deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered our cumulative pre-tax loss in the U.S. jurisdiction over the previous three years as a significant piece of negative evidence. Prevailing accounting guidance limits our ability to consider other subjective evidence to support deferred tax assets, such as projections of future profits, when objective verifiable evidence such as a cumulative loss exists.  Additionally, in December, the U.S. enacted the Tax Cuts and Jobs Act, which lowers the U.S. federal corporate income tax rate to 21% from 35%.  Although the rate reduction isn’t effective until 2018, certain future deferred tax items are revalued to the lower tax rate.  This resulted in a $0.9 million tax benefit to reduce the value of our U.S. deferred tax liability. In 2016, we reported a tax benefit of $17.3 million on a pre-tax loss of $43.2 million. The benefit in 2016 reflects the positive impact of tax reserve reversals of $7.3 million following the resolution of a multi-year tax contingency in the U.S. and the impact of strong earnings from our European Operations, where we are taxed at a lower rate and earnings from our Asia Pacific Operations, where we do not incur tax expense due to loss carryforwards. These benefits were partially offset by the negative impact in the U.S. of a substantial portion of the $24.5 million settlement cost for the ADR matter being non-deductible.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operation—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

Commissions and fees were further affected by an overall 2% decline in rates from $0.0043 to $0.0042 which was driven by a lower average sell-side rate per share and the impact of reduced single stock sales trading for equities due to the reduction in our single stock sales trading organization following the sale of our remaining investment research operations in May 2016.  The declines in commissions and fees noted above were partially offset by the growth in commissions from the sales trading of derivatives.

	Year Ended
	December 31,
U.S. Operations: Key Indicators*	2016	2015	Change	% Change
Total trading volume (in billions of shares)	34.8	40.9	(6.1)	(15)%
Average trading volume per day (in millions of shares)	138.1	162.2	(24.1)	(15)%
Average revenue per share	$0.0042	$0.0043	$(0.0001)	(2)%
U.S. market trading days	252	252	—	—%

*	Excludes activity from the trading of derivatives and Latin American equities as well as commission share arrangements.

 Recurring revenues decreased 31% from 2015 primarily from the loss of billed investment research revenue following the divestiture of our research operations in May 2016 and December 2015. We also experienced lower subscription revenue for our OMS product due to client attrition and a reduction in billed revenue for analytics products.

Other revenues decreased 49% compared to 2015 due to the impact of transaction advisory services revenue earned in 2015 by our former energy research team and higher client trade accommodations, which reduced other revenues by $1.2 million during 2016 compared to a reduction of $0.7 million during 2015. The closing of our matched-book securities lending operations in the second quarter 2016, and lower market data tape rebate revenue also contributed to the decline. These reductions were partially offset by clearing fee revenue earned.

Compensation and employee benefits decreased 17% from the prior year in large part due to the divestiture of our research operations, which represented more than 70% of the total decrease. We also incurred a lower cost for current year incentive-based compensation due in part to a greater proportion of 2016 incentive compensation awarded in deferred stock to better align employees with the long-term outcome of the Strategic Operating Plan and we benefitted from cost savings measures implemented during the second half of 2016.

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

Other expenses decreased 3% from the prior year due to lower travel and entertainment, marketing, recruiting and bad debt costs, as well as the impact of the divestiture of our research operations, which impact was offset in part by an agreement to purchase energy research for distribution to bundled trading clients.

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

Overall currency rate changes in the European region reduced both revenues and expenses by approximately $5.0 million, driven by a steep decline in the translation rate of the British Pound. Since revenues and expenses that originate in British pounds largely offset, there was no material impact to profitability. The translation rate of other currencies in the region, including the Euro, Swiss Franc and Scandinavian currencies did not change materially from the prior year.

Commissions and fees declined 3% compared to 2015 due to the impact of currency translation on U.K.-based trading and the reduced use of POSIT crossing by certain sell-side clients. This impact was offset in part by increases from buy-side clients using our POSIT Alert block crossing system and single stock sales trading services.

Recurring revenues decreased 1% from the prior year due primarily to lower billed revenue for analytics products and currency translation, while the change in other revenues primarily reflected the impact from higher client trade accommodations and losses in the first half of 2016 to provide price improvement for ETFs in order to generate higher levels of commissions and fees on such trades.

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

Asia Pacific Operations

	Year Ended
	December 31,
$ in thousands	2016	2015	Change	% Change
Revenues:
Commissions and fees	$42,191	$42,552	$(361)	(1)%
Recurring	5,975	6,053	(78)	(1)%
Other	(247)	(426)	179	42%
Total revenues	47,919	48,179	(260)	(1)%
Expenses:
Compensation and employee benefits	17,692	18,165	(473)	(3)%
Transaction processing	10,652	10,298	354	3%
Other expenses	18,022	18,096	(74)	(0)%
Total expenses	46,366	46,559	(193)	(0)%
Income before income tax expense	$1,553	$1,620	$(67)	(4)%

Currency translation from a weaker Australian Dollar decreased total Asia Pacific revenues and expenses by $0.3 million and $0.2 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Asia Pacific commissions and fees were virtually unchanged from 2015 as the strong growth in block crossing in POSIT Alert offset the decline in commissions on algorithm trading from buy-side clients. Our average daily value executed in the region increased by 3% as compared to the prior year despite a decline in market-wide trading of 13%. A greater proportion of our current year activity was from lower-priced sell-side accounts, which pushed our average commission rate on the increased executed value lower.

Recurring revenues were comparable to the prior year period, while other revenues improved due to the impact from lower client trade accommodations.

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

Corporate

For 2016, we incurred a pre-tax loss from Corporate activities of $70.7 million, reflecting $2.4 million of insurance proceeds related to the August 2015 outage at our outsourced primary data center, $1.3 million of investment income and $74.4 million of costs.  For 2015, we reported pre-tax income of $64.7 million reflecting the $107.7 million gain on the sale of energy research, $0.9 million of investment income and $43.9 million of costs.  Costs in 2016 included a $27.4 million charge for a settlement with the SEC related to an inquiry involving pre-released ADRs and related professional fees. These costs also included $4.4 million for the expensing of upfront awards to our current CEO, a significant portion of which replaced awards he forfeited at his former employer, $4.8 million for the settlement of the arbitration claim by our former CEO, together with related professional fees of $1.8 million, net of a $0.9 million insurance recovery in the third quarter, and $9.6 million of restructuring costs related to (a) the headcount reduction within the single stock sales trading and sales organization, including headcount that was previously focused on our research products, (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk and (c) additional cost savings related to management delayering and elimination of certain positions. Costs during the 2016 period were reduced by $1.1 million for the reclassification of an accumulated foreign translation gain now that we have substantially liquidated our Israel entity. Costs in the 2015 period included $25.2 million for the 2015 SEC Settlement and related legal and other fees. Excluding the items noted above for 2016 and 2015, Corporate costs increased by $7.9 million compared to the prior year reflecting the impact of a $2.1 million reversal in 2015 of compensation associated with the executive changes announced in August 2015 and additional professional fees in the current year period related to litigation, regulatory and other matters. These increases were offset in part by lower intangible amortization expense as a result of the divestitures of our research operations.

Consolidated Income Tax Expense

Our effective tax rate was a benefit of 40.1% for 2016 compared to an expense of 24.5% for 2015. The high benefit rate in 2016 reflects the positive impact of tax reserve reversals of $7.3 million following the resolution of a multi-year tax contingency in the U.S. and the impact of strong earnings from our European Operations, where we are taxed at a lower rate and earnings from our Asia Pacific Operations, where we do not incur tax expense due to loss carryforwards. These benefits were partially offset by the negative impact in the U.S. of a substantial portion of the $24.5 million settlement cost for the ADR matter being non-deductible. The low rate in 2015 primarily reflected the impact of a low tax rate on the gain from the sale of energy research due to the availability of a deductible basis that was mostly written-off for book purposes in 2012, significant income generated by our European Operations where we are taxed at a lower rate and profitability generated by our Asia Pacific Operations where we are not incurring a tax cost due to the availability of loss carryforwards. These impacts were partially offset by the non-deductibility of a substantial portion of the cost for the 2015 SEC Settlement and a tax expense of $6.5 million on a deemed dividend associated with changes to the internal capital structure of our operations outside North America completed in 2015.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At December 31, 2017, unrestricted cash and cash equivalents totaled $287.5 million. Included in this amount is $124.2 million of cash and cash equivalents held by subsidiaries outside the United States. Due to changes to the internal capital structure of our operations outside of North America completed in 2015 and the one-time inclusion in 2017 U.S. taxable income of all foreign earnings and profits not previously taxed in the U.S. pursuant to the Tax Cuts and Jobs Act, we do not anticipate a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of additional dividends in the foreseeable future.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At December 31, 2017, we had interest‑bearing security deposits totaling $16.5 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 26, 2018, we entered into a new $150 million 364‑day revolving credit agreement (the “New Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The terms and conditions of the New Credit Agreement are similar to the credit agreement that matured in January 2018 (see Note 14, Borrowings, and Note 24, Subsequent Events).

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $2.3 million at December 31, 2017. We no longer maintain a clearing deposit in Hong Kong since migrating to a third-party clearing provider (see discussion in Regulatory Capital below).  In Europe, we maintained $6.3 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $38.6 million at December 31, 2017. As part of our European settlement activities, we may need to temporarily finance customer securities positions from non-standard settlements or delivery failures.  These financings may be funded from existing cash resources or short-term bank loans under uncommitted overdraft facilities with our settlement agent and a commercial bank.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our cash generating ability has historically allowed us to obtain debt financing.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net (loss) income	$(39,440)	$(25,918)	$91,570
Gain on sale of energy business	—	—	(107,699)
Gain on sale of investment research operations	—	(21)	—
Non-cash items included in net (loss) income (1)	107,409	53,455	74,226
Effect of changes in receivables/payables from/to customers and brokers	(22,968)	8,337	14,778
Effect of changes in other working capital and operating assets and liabilities	23,013	(771)	(24,129)
Net cash provided by operating activities	$68,014	$35,082	$48,746

(1)

2017 includes the impact of establishing a full valuation allowance for U.S. deferred tax assets of $37.7 million (after the revaluation of deferred tax assets following the passing of the Tax Cuts and Jobs Act).

The higher level of net cash provided by operating activities for 2017 as compared to 2016 was attributable to improvements in our results, excluding non-cash items, driven by record profits in both our European and Asia Pacific Operations. The reported net loss in 2017 included significant non-cash items such as the recording of a full valuation allowance against the Company’s U.S. deferred tax assets (see Note 9, Income Taxes), charges related to the consolidation of our New York headquarters from three floors to two floors and a charge for an asset impairment associated with our planned formation of the Matrix derivatives venture.  The reduction in net cash provided by operating activities in 2016 compared to 2015 was driven by the net loss incurred during 2016 and the growth in deferred tax assets in the U.S. from the carry-forward of tax credits triggered by losses.

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

Investing Activities

Net cash used in investing activities of $47.2 million during 2017 primarily includes investments in software development projects and computer hardware and software.

Financing Activities

Net cash used in financing activities of $10.9 million in 2017 primarily reflects repurchases of ITG common stock, our dividend program, shares withheld for net settlements of share‑based awards and repayments of long‑term debt partially offset by short‑term bank borrowings that are used to support our settlement activities.

During 2017, we repurchased 1.4 million shares of our common stock at a cost of approximately $27.7 million, which was funded from our available cash resources. Of these shares, 0.9 million were purchased under our Board of Directors’ authorized stock repurchase program for a total cost of $16.9 million, or an average cost of $19.13 per share.  An additional 0.5 million shares ($10.8 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. As of December 31, 2017, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 0.6 million. On February 15, 2018, the Board of Directors increased our share repurchase authorization by an additional 4.0 million shares bringing the total number of shares available for repurchase on that date to 4.4 million shares. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5‑1.

In April 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2017, our Board of Directors declared and we paid quarterly cash dividends of $0.07 per share totaling $9.2 million, in the aggregate, and issued stock dividends of $0.1 million.

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

Net capital balances and the amounts in excess of required net capital at December 31, 2017 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$86,165	$85,165
AlterNet	4,300	4,200
ITG Derivatives	579	479

As of December 31, 2017, ITG Inc. had $9.2 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $2.5 million under agreements for proprietary accounts of broker-dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$24,450	$24,050
European Operations
Ireland	46,030	12,278
U.K.	2,036	1,025
Asia Pacific Operations
Australia	27,008	17,591
Hong Kong	5,993	5,538
Singapore	1,121	1,047

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

Liquidity and Capital Resource Outlook

Historically, our working capital, stock repurchase, dividend program and investment activity requirements have been funded from cash from operations and short‑term loans, with the exception of strategic acquisitions, which at times have required long‑term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs, while also complying with the terms of the New Credit Agreement. However, our ability to borrow additional funds may be impacted by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms and we may become subject to covenants even more restrictive than those contained in our current credit facilities. If, for any reason, we are unable to comply with the covenants under our existing or future credit facilities, we may not be able to borrow additional funds under commercially acceptable terms or may not be granted waivers or amendments to such restrictions, such waivers or amendments may be provided at significant additional cost to us or we may not be able to refinance our debt on terms acceptable to us, or at all. The lenders under our current credit facilities also have the right to terminate any commitments they have to provide further borrowings in certain circumstances and, in an event of default, if not cured or waived, could result in the acceleration of all or substantially all of our debt or the loss of the assets securing our debt.

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

Aggregate Contractual Obligations

As of December 31, 2017, our contractual obligations and other commercial commitments amounted to $194.2 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Purchase of goods and services	$63,624	$36,573	$20,164	$6,887	$—
Long‑term debt	3,104	955	1,956	193	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	121,477	13,513	25,702	21,961	60,301
Minimum payments under certain employment arrangements (a)	6,028	5,938	28	28	34
Total	$194,233	$56,979	$47,850	$29,069	$60,335

(a)	Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2017, we would be obligated to pay separation payments totaling $6.0 million.

The above information excludes $7.7 million of gross unrecognized tax benefits discussed in Note 9, Income Taxes, to the consolidated financial statements, because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

As part of the $150 million 364‑day credit agreement we entered into on January 26, 2018, we are required to pay a commitment fee of 0.75% on any unborrowed amounts.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and introduced significant changes to U.S, income tax law. Effective in 2018, the Tax Cuts and Jobs Act reduces the U.S. statutory corporate tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as GILTI and the base erosion tax, respectively. In addition, under the Tax Cuts and Jobs Act, in 2017 we were subject to the mandatory inclusion in U.S. taxable income of all accumulated foreign subsidiary earnings not previously subject to U.S. tax.  The mandatory inclusion did not result in any incremental U.S. tax expense in 2017 due to the impact of a U.S. tax loss in the current year and the utilization of foreign tax credits.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act, we have made reasonable estimates of the effects and recorded provisional amounts in the 2017 consolidated financial statements. As we collect and prepare necessary data and interpret the Tax Cuts and Jobs Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional adjustments to the provisional amounts may be made. Information needed to adjust provisional amounts include the completion of all international 2017 tax returns. These additional adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect the final accounting for the tax effects of the Tax Cuts and Jobs Act to be completed in 2018.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to interest‑sensitive financial instruments in our investment portfolio and our revolving credit facility. Given that our $150 million credit facility is specifically earmarked for limited short‑term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility should not be material. Similarly, because our term debt is all fixed rate, we would not be impacted by any adverse change in interest rates. Interest‑sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest‑bearing investment portfolio primarily consists of short‑term, high‑credit‑quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $270.0 million and $260.8 million as of December 31, 2017 and 2016, respectively. Our interest‑bearing investments are not insured and, because of the short‑term high quality nature of the investments, are not likely to fluctuate significantly in market value.

Foreign Currency Risk

We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. Our investments and development activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Swiss Franc, Scandinavian currencies, Australian Dollar, Canadian Dollar, Japanese Yen and Hong Kong Dollar. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non‑U.S. Dollar‑based profits decreases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this financial statement risk. Non‑U.S. Dollar cash balances held overseas are generally kept at levels necessary to meet current operating and capitalization needs.

Approximately 51% and 45% of our revenues for the years ended December 31, 2017 and 2016, respectively, were denominated in non‑U.S. Dollar currencies. For the years ended December 31, 2017 and 2016, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $7.2 million and $6.8 million, respectively.

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

For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2017 and 2016, our unrestricted cash and cash equivalents and mutual fund securities owned were $288.9 million and $280.3 million, respectively.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Investment Technology Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Investment Technology Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

New York, New York
February 28, 2018

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$287,452	$277,977
Cash restricted or segregated under regulations and other	18,599	40,353
Deposits with clearing organizations	57,388	62,556
Securities owned, at fair value	1,559	2,557
Receivables from brokers, dealers and clearing organizations	193,907	152,294
Receivables from customers	74,695	54,486
Premises and equipment, net	53,960	59,333
Capitalized software, net	41,259	38,606
Goodwill	11,054	10,102
Intangibles, net	14,040	15,390
Income taxes receivable	3,917	873
Deferred tax assets	4,902	38,688
Other assets	22,124	22,070
Total assets	$784,856	$775,285
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$166,495	$174,343
Short-term bank loans	101,422	72,150
Payables to brokers, dealers and clearing organizations	119,278	100,188
Payables to customers	23,568	12,272
Securities sold, not yet purchased, at fair value	1	249
Income taxes payable	6,003	4,552
Deferred tax liabilities	1,750	—
Term debt	3,104	6,367
Total liabilities	421,621	370,121
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,639,823 and 52,456,165 shares issued at December 31, 2017 and December 31, 2016, respectively	526	525
Additional paid-in capital	250,216	248,748
Retained earnings	486,957	536,350
Common stock held in treasury, at cost; 20,038,809 and 19,830,032 shares at December 31, 2017 and December 31, 2016, respectively	(353,067)	(346,482)
Accumulated other comprehensive loss (net of tax)	(21,397)	(33,977)
Total stockholders’ equity	363,235	405,164
Total liabilities and stockholders’ equity	$784,856	$775,285

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Commissions and fees	$399,691	$376,463	$405,679
Recurring	75,911	81,916	107,184
Other	8,092	10,673	121,940
Total revenues	483,694	469,052	634,803

Expenses:
Compensation and employee benefits	184,716	188,886	209,323
Transaction processing	100,747	90,271	91,492
Occupancy and equipment	68,563	56,189	57,495
Telecommunications and data processing services	48,477	56,643	51,523
Restructuring charges	—	9,620	—
Other general and administrative	72,641	108,466	101,915
Interest expense	2,025	2,217	1,829
Total expenses	477,169	512,292	513,577
Income (loss) before income tax expense (benefit)	6,525	(43,240)	121,226
Income tax expense (benefit)	45,965	(17,322)	29,656
Net (loss) income	$(39,440)	$(25,918)	$91,570
(Loss) income per share:
Basic	$(1.19)	$(0.79)	$2.70
Diluted	$(1.19)	$(0.79)	$2.63
Basic weighted average number of common shares outstanding	33,009	32,906	33,907
Diluted weighted average number of common shares outstanding	33,009	32,906	34,815

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(39,440)	$(25,918)	$91,570
Other comprehensive income (loss), net of tax:
Currency translation adjustment	12,580	(14,482)	(13,601)
Other comprehensive income (loss)	12,580	(14,482)	(13,601)
Comprehensive (loss) income	$(26,860)	$(40,400)	$77,969

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at December 31, 2014	$—	$522	$240,135	$487,462	$(306,629)	$(5,894)	$415,596
Net income	—	—	—	91,570	—	—	91,570
Other comprehensive loss	—	—	—	—	—	(13,601)	(13,601)
Issuance of common stock in connection with employee stock option exercises (39,002 net shares) and for restricted stock unit awards (1,159,047 shares), including a net excess tax benefit of $2.1 million	—	—	(20,299)	—	20,621	—	322
Issuance of common stock for the employee stock purchase plan (70,924 shares)	—	1	1,166	—	—	—	1,167
Purchase of common stock for treasury (1,992,831 shares)	—	—	—	—	(42,046)	—	(42,046)
Dividends declared on common stock	—	—	2	(7,406)	109	—	(7,295)
Shares withheld for net settlements of share-based awards (418,135 shares)	—	—	—	—	(8,978)	—	(8,978)
Share-based compensation	—	—	18,086	—	—	—	18,086
Balance at December 31, 2015	$—	$523	$239,090	$571,626	$(336,923)	$(19,495)	$454,821
Net loss	—	—	—	(25,918)	—	—	(25,918)
Other comprehensive loss	—	—	—	—	—	(14,482)	(14,482)
Issuance of common stock in connection with director stock option exercises (24,498 net settled shares) and for restricted stock unit awards (1,133,183 shares), including a net excess tax benefit of $0.2 million	—	1	(16,600)	—	19,237	—	2,638
Issuance of common stock for the employee stock purchase plan (95,981 shares)	—	1	1,320	—	—	—	1,321
Shares withheld for net settlements of share-based awards (391,195 shares)	—	—	—	—	(6,795)	—	(6,795)
Purchase of common stock for treasury (1,336,132 shares)	—	—	—	—	(22,112)	—	(22,112)
Dividends declared on common stock	—	—	4	(9,358)	111	—	(9,243)
Share-based compensation	—	—	24,934	—	—	—	24,934
Balance at December 31, 2016	$—	$525	$248,748	$536,350	$(346,482)	$(33,977)	$405,164
Net loss	—	—	—	(39,440)	—	—	(39,440)
Other comprehensive income	—	—	—	—	—	12,580	12,580
Issuance of common stock in connection with restricted stock unit awards (1,311,239 shares)	—	1	(20,749)	—	21,026	—	278
Issuance of common stock for the employee stock purchase plan (74,551 shares)	—	—	1,098	—	—	—	1,098
Shares withheld for net settlements of share-based awards (531,346 shares)	—	—	—	—	(10,779)	—	(10,779)
Purchase of common stock for treasury (885,285 shares)	—	—	—	—	(16,933)	—	(16,933)
Dividends declared on common stock	—	—	15	(9,310)	101	—	(9,194)
Share-based compensation	—	—	20,238	—	—	—	20,238
Cumulative effect of accounting change	—	—	866	(643)			223
Balance at December 31, 2017	$—	$526	$250,216	$486,957	$(353,067)	$(21,397)	$363,235

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(39,440)	$(25,918)	$91,570
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of investment research operations	—	(21)	(107,699)
Depreciation and amortization	45,153	43,523	44,151
Deferred income tax expense (benefit)	33,826	(15,755)	12,912
Provision for doubtful accounts	375	67	496
Non-cash share-based compensation	20,238	25,620	16,667
Leasehold asset write-off	7,492	—	—
Other intangible asset impairment	325	—	—
Changes in operating assets and liabilities:
Cash restricted or segregated under regulations and other	22,334	(3,048)	55
Deposits with clearing organizations	8,661	1,420	(1,113)
Securities owned, at fair value	1,004	3,048	5,973
Receivables from brokers, dealers and clearing organizations	(26,701)	871,317	(404,818)
Receivables from customers	(11,832)	(11,738)	53,909
Accounts payable and accrued expenses	(11,292)	13,034	(18,978)
Payables to brokers, dealers and clearing organizations	7,658	(853,923)	366,462
Payables to customers	7,907	2,681	(775)
Securities sold, not yet purchased, at fair value	(247)	(2,397)	(5,102)
Income taxes receivable/payable	2,892	(11,889)	1,710
Excess tax benefit from share-based payment arrangements	—	(880)	(2,982)
Other, net	(339)	(59)	(3,692)
Net cash provided by operating activities	68,014	35,082	48,746
Cash Flows from Investing Activities:
Proceeds from sale of investment research operations, net of deal costs	—	6,125	111,240
Capital purchases	(19,402)	(21,315)	(11,905)
Capitalization of software development costs	(27,782)	(24,617)	(26,003)
Net cash (used in) provided by investing activities	(47,184)	(39,807)	73,332
Cash Flows from Financing Activities:
Repayments of long term debt	(3,963)	(6,200)	(8,820)
Proceeds from (repayments of) borrowing under short-term bank loans	29,272	(9,784)	3,573
Debt issuance costs	(762)	(810)	—
Excess tax benefit from share-based payment arrangements	—	880	2,982
Common stock issued	1,376	3,743	1,742
Common stock repurchased	(16,933)	(22,112)	(42,046)
Dividends paid	(9,156)	(9,124)	(7,030)
Shares withheld for net settlements of share-based awards	(10,779)	(6,795)	(8,978)
Net cash used in financing activities	(10,945)	(50,202)	(58,577)
Effect of exchange rate changes on cash and cash equivalents	(410)	2,251	(8,058)
Net increase (decrease) in cash and cash equivalents	9,475	(52,676)	55,443
Cash and cash equivalents—beginning of period	277,977	330,653	275,210
Cash and cash equivalents—end of period	$287,452	$277,977	$330,653

Supplemental cash flow information:
Interest paid	$4,960	$6,116	$3,607
Income taxes paid	$10,515	$9,880	$15,098

Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures funded by financing from seller	$400	$—	$3,606

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)          Organization and Basis of Presentation

Investment Technology Group, Inc. (the “Company” or “ITG”) was formed as a Delaware corporation on July 22, 1983. Its principal subsidiaries include: (1) ITG Inc., AlterNet Securities, Inc. (“AlterNet”) and ITG Derivatives LLC (through February 16, 2018) (“ITG Derivatives”), institutional broker-dealers in the United States (“U.S.”), (2) ITG Canada Corp., an institutional broker-dealer in Canada, (3) Investment Technology Group Limited, an institutional broker-dealer in Europe, (4) ITG Australia Limited, an institutional broker-dealer in Australia, (5) ITG Hong Kong Limited, an institutional broker-dealer in Hong Kong, (6) ITG Software Solutions, Inc., the Company’s intangible property, software development and maintenance subsidiary in the U.S., and (7) ITG Solutions Network, Inc., a holding company for ITG Analytics, Inc., a provider of pre- and post-trade analysis, fair value and trade optimization services, and ITG Platforms Inc., a provider of workflow technology solutions and network connectivity services for the financial community.

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

Other revenues include: (1) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign exchange transactions unrelated to equity trading, (2) non-recurring consulting services, such as one-time implementation and customer training related activities (3) investment income from treasury activity, (4) interest income on securities borrowed in connection with customers’ settlement activities, (5) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including trade errors and client trade accommodations), (6) non-recurring gains and losses such as divestitures, (7) fees earned for clearing securities transactions on behalf of other broker-dealers, (8) income from principal trading in Canada, including within the Company’s closed arbitrage trading desk (for historical periods up until April 2016) and (9) the net interest spread earned on securities borrowed and loaned transactions within the Company’s closed U.S. matched-book securities lending operations (for historical periods up until June 2016).

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

The Company currently engages in securities borrowed and securities loaned transactions solely as part of its clearing process primarily to facilitate customer transactions, including for shortened or extended settlement activities and for failed settlements. On these transactions, interest income for securities borrowed is recorded in other revenue while interest expense from securities loaned is recorded in transaction processing expense on the Consolidated Statements of Operations.

Client Commission Arrangements

Institutional customers are permitted to allocate a portion of their gross commissions to pay for research products and other services provided by third parties and the Company’s subsidiaries. The amounts allocated for those purposes are commonly referred to as client commission arrangements. The cost of independent research and directed brokerage arrangements is accounted for on an accrual basis. Commission revenue is recorded when earned on a trade date basis. Payments relating to client commission arrangements are netted against the commission revenues. Research receivable, including prepaid research on behalf of customers and balance transfers due from other broker‑dealers, net of an allowance is included in receivables from customers and receivables from brokers, dealers and clearing organizations, while accrued research payable is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

Client commissions allocated for research and related research receivable and accrued research payable balances for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in millions):

	2017	2016	2015
Client commissions allocated for research	$96.3	$100.7	$110.9
Research receivable, gross	$5.3	$3.0	$3.5
Allowance for research receivable	(0.1)	(0.1)	(0.1)
Research receivable, net of allowance	$5.2	$2.9	$3.4
Accrued research payable	$51.3	$45.8	$46.3

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

Research and Development

All research and development costs are expensed as incurred. Research and development costs, which are primarily included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, were approximately $32.8 million, $31.8 million and $29.2 million, excluding routine maintenance, for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Share‑based Compensation

Share‑based compensation expense requires measurement of compensation cost for share‑based awards at fair value and recognition of compensation cost over the vesting period. For awards with graded vesting schedules that only have service conditions, the Company recognizes compensation cost evenly over the requisite service period for the entire award using the straight‑line attribution method. For awards with service conditions as well as performance or market conditions, the Company recognizes compensation cost on a straight‑line basis over the requisite service period for each separately vesting portion of the award as if the award was, in‑substance, multiple awards.

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

Certain restricted stock unit awards granted have both service and market conditions. Awards with market conditions are valued based on (a) the grant date fair value of the award for equity-based awards or (b) the period-end fair value for liability-based awards. Grant date fair value for market condition based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company’s common stock. Compensation costs for awards with market conditions are recognized for each separately vesting portion of the award over the estimated service period calculated by the Monte Carlo simulation model. For restricted stock unit awards with a performance condition, fair value is estimated throughout the life of the award based on the probability of achieving the performance condition.

Excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) are recorded in the income statement as an increase or decrease in income taxes when the awards vest or are settled.

Cash flows related to income tax deductions, if any, in excess of the compensation cost recognized on share‑based awards exercised or vested during the period presented (excess tax benefit) were classified in financing cash flows in the Consolidated Statements of Cash Flows through December 31, 2016. As of January 1, 2017, due to the adoption of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting,  excess tax benefits, along with other income tax cash flows, are recorded as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. For more information on the impact of this standard to the consolidated financial statements, see “Recently Adopted Accounting Standards” below.

Phantom stock awards are settled in cash and are therefore classified as liability awards. The fair value of the liability is remeasured at each reporting date until final settlement using the fair value of the Company’s common stock on that date. At December 31, 2017, the Company did not have any phantom awards outstanding, as the Company discontinued granting phantom share awards effective January 1, 2015 and the last awards outstanding vested on February 22, 2016.

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

Common Stock Held in Treasury, at Cost

The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders’ equity and included in common stock held in treasury, at cost, in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 20.0 million and 19.8 million shares of common stock in treasury as of December 31, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014‑09, Revenue from Contracts with Customers. This standard created ASC 606, providing companies with a single five step revenue recognition model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry‑specific revenue guidance. The core principle of the model is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires significant additional qualitative and quantitative disclosures describing the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers, along with detailed information regarding the nature of the Company’s performance obligations and contracts and the timing of recognition and payment, among other items. ASC 606 is effective for annual and interim reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted ASC 606, using the modified retrospective transition method applied to all contracts as of January 1, 2018.

The Company has identified two key accounting changes that will affect the timing of revenue recognition upon adoption relating to bundled commission arrangements and fees for licenses of functional intellectual property.  The financial impact of these accounting changes includes (1) a deferral of revenues primarily generated in the first half of the year for commissions attributable to analytics products under bundled arrangements that will be recognized over the course of the year as the performance obligations for those analytics products are satisfied and (2) an acceleration of license fee revenues to the delivery date for software provided for a specified period.  These changes only relate to the timing of when revenue is recognized and have no effect on the underlying transaction price of the products and services the Company performs.

Upon adoption, the Company recorded a net cumulative-effect decrease to opening retained earnings of approximately $0.04 million as of January 1, 2018, which is primarily related to:

(i)

the deferral of commissions allocated to analytics products in bundled commission arrangements where the analytics services have not yet been transferred to the customer as of December 31, 2017 but whose commissions were appropriately recognized in the previous year under the superseded revenue recognition guidance, and

(ii)

the acceleration of revenue for certain product license fees associated with the licenses of functional intellectual property recognized at the point in time the customer is able to use and benefit from the license instead of being appropriately recognized over the license period under the superseded revenue recognition guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  The amendments in this ASU clarify which changes to the terms or conditions of a share-based payment award must be accounted for as modifications.  The new guidance allows entities to make non-substantive changes to awards without accounting for them as modifications, which results in fewer changes to the terms of an award being accounted for as modifications and reduces diversity in practice when applying modification accounting.  ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  This new guidance was adopted on January 1, 2018 and did not have a material effect on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016‑18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. This new guidance was adopted on January 1, 2018 and did not have a material effect on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU provide specific guidance for eight specific cash flow classification issues, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. This new guidance was adopted on January 1, 2018 and had no impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires, among its other provisions, that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the statement of operations as an increase or decrease in income tax expense (benefit) when the awards vest or are settled. This is in contrast to the prior requirement that these excess tax benefits be recognized in additional paid-in capital and these tax deficiencies be recognized either as an offset to accumulated excess tax benefits, if any, or in the statement of operations. The new guidance also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and as such was implemented on January 1, 2017.

As a result of this adoption, the Company:

•	Recognized net excess tax benefits of $1.3 million during the year ended December 31, 2017, which is included in income tax benefit in the Consolidated Statements of Operations.
•

Elected to adopt the cash flow presentation of the excess tax benefits prospectively during the year ended December 31, 2017, where these benefits are classified along with other income tax cash flows as an operating activity in the Consolidated Statements of Cash Flows.

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

•	Did not change its policy on statutory withholding requirements. Amounts paid by the Company to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in the Consolidated Statements of Cash Flows.
•	Excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the year ended December 31, 2017.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The new standard was adopted on January 1, 2016 and did not have a material effect on the Company’s financial statements.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$78	$78	$—	$—
Mutual funds	1,481	1,481	—	—
Total	$1,559	$1,559	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	1	1	—	—
Total	$1	$1	$—	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$244	$244	$—	$—
Mutual funds	2,313	2,313	—	—
Total	$2,557	$2,557	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	249	249	—	—
Total	$249	$249	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following December 31, 2017, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at December 31, 2017 and 2016 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(4)           Divestitures and Acquisitions

Formation of Derivatives Venture

In September 2017, the Company signed a definitive agreement with Option Technology Solutions LLC (“OpTech”) to form Matrix Holdings Group (“Matrix”), a newly established derivatives execution and technology business focused on sell-side clients, professional traders and select hedge funds. The transaction closed and the venture launched in February 2018 following the receipt of required regulatory approvals and satisfaction of other customary closing conditions (see Note 24, Subsequent Events).

At closing, the Company contributed the ITG Derivatives entity, including its broker-dealer license and professional trader client base with revenues of $5.3 million during the year ended December 31, 2017, along with certain derivatives-focused software and technology for an initial minority stake of approximately 20%. OpTech contributed the management team, a retail-focused trading and analytics platform and capital.

During the year ended December 31, 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the establishment of the Matrix derivatives venture of $0.8 million.

The Company determined that the contribution of ITG Derivatives did not meet the requirements to be treated as a discontinued operation. As such, the results of ITG Derivatives through the closing date of the venture will be included in continued operations on the Consolidated Statements of Operations in the U.S. Operations segment.

ITG Investment Research, LLC

On May 27, 2016, the Company completed the sale of ITG Investment Research, LLC (“Investment Research”), a wholly owned subsidiary of the Company, to a wholly owned subsidiary of Leucadia National Corporation for $12 million in cash consideration.

Upon completion of the sale, the Company recorded a pre-tax gain of approximately $21,000 and an after-tax gain of approximately $50,000. The pre-tax gain is recorded in other revenue on the Consolidated Statements of

Operations as of December 31, 2016. The pre-tax gain is net of direct costs to sell Investment Research, including professional fees, cash compensation and the acceleration of previously issued restricted stock unit awards.

The following table summarizes the components of the pre-tax gain (dollars in thousands):

Cash proceeds from sale	$12,000
Carrying value of net assets disposed	(7,502)
Direct selling costs	(4,477)
Pre-tax gain on sale	$21

As a result of this divestiture, the Company reduced the headcount within its U.S. single stock sales trading operation.  For more information, see Note 5, Restructuring Charges.

The Company determined that the sale of Investment Research did not meet the requirements to be treated as a discontinued operation. As such, the results of Investment Research through the sale completion date of May 27, 2016 are included in continued operations on the Consolidated Statements of Operations, primarily in the U.S. Operations segment.

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

The Company recorded a pre-tax gain upon completion of the sale of $107.7 million and an after-tax gain of $91.4 million. The pre-tax gain is recorded in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2015. The pre-tax gain is net of a working capital adjustment on the closing balance sheet and direct costs to sell the energy research business, including professional fees, cash compensation, the acceleration of previously-issued deferred stock awards and $0.2 million of currency translation losses reclassified to the results of operations.

The following table summarizes the components of the pre-tax gain (dollars in thousands):

Cash proceeds from sale	$120,500
Working capital adjustment	(1,615)
Carrying value of net assets disposed	(3,025)
Direct selling costs	(8,161)
Pre-tax gain on sale	$107,699

The Company determined that the sale of the energy research operations did not meet the requirements to be treated as a discontinued operation. As such, the results of the energy research operations through the sale date of December 22, 2015 are included in continued operations on the Consolidated Statements of Operations, primarily in the U.S. Operations segment.

(5)          Restructuring Charges

2016 Restructuring

As part of an end-to-end review of its business, the Company determined that its strategy is to increasingly focus its resources on its core capabilities in liquidity, execution, analytics and workflow technology solutions. To that end, in 2016, the Company implemented restructuring plans that (i) reduced headcount in its single stock sales trading and sales organizations, (ii) closed its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk and (iii) identified additional annual cost savings from management delayering and the elimination of certain positions.

Activity and liability balances recorded as part of the restructuring plan through December 31, 2017 are as follows (dollars in thousands):

Amount
Balance at December 31, 2016	$3,157
Utilized—cash (primarily severance related)	(3,119)
Accrual adjustment	(58)
Currency translation	26
Balance at December 31, 2017	$6

The payment of the remaining accrued costs is expected to continue through the first quarter of 2018.

(6)          Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill held entirely within the Company’s European Operations segment for the year ended December 31, 2017 (dollars in thousands):

Total

Balance at December 31, 2015	$11,933
Currency translation adjustment	(1,831)
Balance at December 31, 2016	$10,102
Currency translation adjustment	952
Balance at December 31, 2017	$11,054

Other Intangible Assets

Acquired other intangible assets consisted of the following at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,529	$—	$8,518	$—	—
Customer-related intangibles	10,217	6,219	10,358	5,584	16.9
Proprietary software	23,321	22,197	23,165	21,456	8.4
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$42,456	$28,416	$42,430	$27,040

At December 31, 2017, indefinite‑lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite‑lived intangibles was $1.3 million, $1.9 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in other general and administrative expense in the Consolidated Statements of Operations.

During the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired.  During the year ended December 31, 2016, no intangibles were deemed impaired, and accordingly, no adjustment was required. In May 2016, the Company disposed of $6.7 million of customer-related intangibles, net of accumulated amortization as a result of the sale of Investment Research (see Note 4, Divestitures and Acquisitions).

The Company’s estimate of future amortization expense for acquired other intangibles that exist at December 31, 2017 and 2016 is as follows (dollars in thousands):

Estimated
Year	Amortization
2018	$1,017
2019	865
2020	653
2021	571
2022	571
Thereafter	1,447
Total	$5,124

The following table represents the changes in the carrying amount of net intangible assets for the years ended December 31, 2017 and 2016 (dollars in thousands):

Total
Balance at December 31, 2015	$24,611
Amortization	(1,852)
Divestiture of energy research operations	(6,684)
Currency translation adjustment	(685)
Balance at December 31, 2016	$15,390
Amortization	(1,276)
Impairment charge	(325)
Currency translation adjustment	251
Balance at December 31, 2017	$14,040

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

(8)          Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Corporate stocks - trading securities	$78	$244	$1	$249
Mutual funds	1,481	2,313	—	—
Total	$1,559	$2,557	$1	$249

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange‑traded funds on behalf of clients.

(9)          Income Taxes

Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2017	2016	2015
Current:
Federal	$(423)	$(9,918)	$5,731
State	1,072	(624)	(1,645)
Foreign	11,490	8,975	12,647
	12,139	(1,567)	16,733
Deferred:
Federal	25,797	(12,687)	13,665
State	7,694	(2,217)	2,570
Foreign	335	(851)	(3,312)
	33,826	(15,755)	12,923
Total	$45,965	$(17,322)	$29,656

Income (loss) before income taxes consisted of the following (dollars in thousands):

	2017	2016	2015
U.S.	$(56,465)	$(81,579)	$51,797
Foreign	62,990	38,339	69,429
Total	$6,525	$(43,240)	$121,226

The components of the Company’s net deferred tax asset are as follows (dollars in thousands):

	2017	2016
Deferred tax assets:
Compensation and benefits	$5,912	$9,715
Net operating loss and capital loss carryover	18,974	19,755
Share-based compensation	5,092	6,824
Research and development credits	7,438	7,550
Foreign tax credits	11,117	12,660
Tax benefits on uncertain tax positions	831	1,351
Goodwill and other intangibles	6,363	8,015
Depreciation	3,527	1,167
Capitalized software	383	—
Rent	3,013	3,695
Other	700	1,564
Total deferred tax assets	63,350	72,296
Less: valuation allowance	(58,448)	(20,979)
Total deferred tax assets, net of valuation allowance	4,902	51,317
Deferred tax liabilities:
Capitalized software	—	(12,174)
Indefinite life intangible	(1,695)	—
Other	(55)	(455)
Total deferred tax liabilities	(1,750)	(12,629)
Net deferred tax assets	$3,152	$38,688

Under ASC 740, Income Taxes, the Company regularly assesses the need for a valuation allowance against its deferred taxes. In making that assessment, both positive and negative evidence is considered related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely than not that some or all of its deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considered its cumulative pre-tax loss in the U.S. jurisdiction over the previous three years as a significant piece of negative evidence. Prevailing accounting guidance limits the ability to consider other subjective evidence to support deferred tax assets, such as projections of future profits, when objective verifiable evidence such as a cumulative loss exists. As a result, the Company recorded a full valuation allowance against its U.S. deferred tax assets in the third quarter 2017, resulting in a non-cash charge of $48.1 million, which included $42.3 million related to deferred tax assets that existed at June 30, 2017.

The Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was enacted on December 22, 2017, and introduced significant changes to U.S, income tax law. Effective in 2018, the Tax Cuts and Jobs Act reduces the U.S. statutory corporate tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax (“GILTI”) and the base erosion tax, respectively. In addition, under the Tax Cuts and Jobs Act, in 2017 the Company was subject to the mandatory inclusion in U.S. taxable income of all accumulated foreign subsidiary earnings not previously subject to U.S. tax. The mandatory inclusion did not result in any incremental U.S. tax expense in 2017 due to the impact of a U.S. tax loss in the current year and the utilization of foreign tax credits.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in the 2017 consolidated financial statements. As the Company collects and prepares necessary data and interprets the Tax Cuts and Jobs Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional adjustments to the provisional amounts may be made. Information needed to adjust provisional amounts include the completion of all international 2017 tax returns. These additional adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect the final accounting for the tax effects of the Tax Cuts and Jobs Act to be completed in 2018.

At December 31, 2017, the valuation allowance on U.S. deferred taxes was reduced to $37.7 million primarily from the realization of deferred tax assets following a tax method change and the reduction to gross deferred tax assets to incorporate the impact of the lower U.S. corporate tax rate under the Tax Cuts and Jobs Act. The remaining valuation allowance at December 31, 2017 relates to certain U.S. state credits and losses and a full valuation allowance on deferred tax assets held in the Asia Pacific entities, including loss carryforwards. The $4.9 million balance for deferred tax assets, net of the valuation allowance, at December 31, 2017 relates to temporary differences between financial statement carrying amounts and their respective tax bases in Europe and Canada. The Company has foreign tax credit carryforwards of $11.1 million that begin to expire in 2024 and research and development tax credits of $7.4 million that begin to expire in 2032.

Net operating loss carryforwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong and Australia	$76,375	Indefinite
State and local (United States)	36,111	13 - 20 years
	$112,486

The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	0.6	5.2	0.4
Foreign tax impact, net	(81.8)	6.2	(7.2)
Deemed dividend on changes to internal capital structure outside North America (1)	—	—	5.4
Valuation allowance	585.8	—	—
Tax impact of Tax Cuts and Jobs Act	149.2	—	—
Stock windfall/shortfall	(13.5)	—	—
Impact of deductible basis on the sale of energy research business	—	—	(14.8)
Reserves released upon tax settlement	—	18.6	—
Non-deductible costs (2)	21.3	(22.8)	6.1
Other, net	7.9	(2.1)	(0.4)
Effective income tax rate	704.5%	40.1%	24.5%

(1)	Reflects the impact of the tax on a deemed dividend from changes to the internal capital structure of the Company's operations outside of North America.

(2)

Includes the impact of the non-deductible payments in 2015 and charges accrued in 2016 payable to the Securities and Exchange Commission (the “SEC”) (see Note 21, Commitments and Contingencies). Additionally, 2017 and 2016 includes non-deductible officer’s compensation.

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on its ongoing evaluation of its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2017	2016	2015
Balance, January 1	$7,356	$15,553	$14,395
Additions based on tax positions related to the current year	591	66	2,807
Additions based on tax positions of prior years	4	406	349
Reductions for tax positions of prior years	(13)	—	(36)
Reductions due to settlements with taxing authorities	(64)	(2,153)	(1,773)
Reductions due to expiration of statute of limitations	(181)	(6,516)	(189)
Balance, December 31	$7,693	$7,356	$15,553

The unrecognized tax benefits were $7.7 million and $7.4 million, respectively, at December 31, 2017 and 2016. At December 31, 2017, $4.5 million of the unrecognized tax benefits was netted against fully reserved U.S. deferred tax assets.

With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2011. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns for 2011 through 2012. Certain foreign state and local returns are also currently under various stages of audit for the tax years 2013 through 2014. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

At December 31, 2017, interest expense of $2.1 million was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2017, the Company recognized net reductions of $0.1 million of tax-related interest expense.  During 2016 and 2015, the Company recognized a net reduction of $2.5 million and a net addition of $0.1 million, respectively, of tax-related interest expense. Tax penalties of $0.1 million were recorded during 2017. No penalties were recorded in 2016 or 2015.

(10)        Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables from		Payables to
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Broker-dealers	$189,817	$147,116	$105,022	$56,894
Clearing organizations	708	5,117	10,011	8,096
Securities borrowed	4,246	374	—	—
Securities loaned	—	—	4,245	35,198
Allowance for doubtful accounts	(864)	(313)	—	—
Total	$193,907	$152,294	$119,278	$100,188

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers at December 31 (dollars in thousands):

	Receivables from		Payables to
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Customers	$75,062	$55,006	$23,568	$12,272
Allowance for doubtful accounts	(367)	(520)	—	—
Net	$74,695	$54,486	$23,568	$12,272

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of past due balances, historical collection experience and other specific account data. Account balances are written off against the allowance when it is determined that the receivable is uncollectible. The allowance was increased by $0.4 million in 2017 and $0.1 million in 2016.

Securities Borrowed and Loaned

In 2016, the Company closed its U.S. matched-book securities lending operations.  At December 31, 2017, the only remaining balances for securities borrowed and securities loaned related to customer settlement activities.

The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned within the U.S. matched-book operations prior to the wind-down of all balances, and the resulting net amount included in other revenue on the Consolidated Statements of Operations for 2016 and 2015 were as follows (dollars in thousands):

	2016	2015
Interest earned	$1,961	$5,512
Interest incurred	(1,132)	(3,720)
Net	$829	$1,792

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of December 31, 2017:
Deposits paid for securities borrowed	$4,246	$—	$4,246	$4,246	$—
Deposits received for securities loaned	(4,245)	—	(4,245)	(4,229)	(16)
As of December 31, 2016:
Deposits paid for securities borrowed	$374	$—	$374	$374	$—
Deposits received for securities loaned	(35,198)	—	(35,198)	(34,245)	(953)

In accordance with ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, the gross obligations of deposits received for securities loaned was $4.2 million and $34.3 million for equity securities at December 31, 2017 and 2016, respectively.  The remaining contractual maturities of these agreements were overnight and continuous.

(11)        Premises and Equipment

The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2017	2016
Furniture, fixtures and equipment	$149,366	$157,770
Leasehold improvements	45,543	52,440
	194,909	210,210
Less: accumulated depreciation and amortization	140,949	150,877
Total	$53,960	$59,333

Depreciation and amortization expense relating to premises and equipment amounted to $18.3 million, $16.5 million and $16.3 million during the years ended December 31, 2017, 2016 and 2015, respectively, and are included in occupancy and equipment expense in the Consolidated Statements of Operations. During 2017, premises and equipment costs and related accumulated depreciation and amortization were reduced by $30.6 million and $10.2 million, respectively, for assets that are no longer in use. During 2017, the Company also wrote off leasehold assets of $7.5 million, net of accumulated depreciation, related to consolidation of its New York headquarters from three floors to two floors.

(12)        Capitalized Software

The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2017	2016
Capitalized software costs	$86,316	$82,877
Less: accumulated amortization	45,057	44,271
Total	$41,259	$38,606

Software costs totaling $27.8 million and $24.6 million were capitalized in 2017 and 2016, respectively, related to the continued development of new features and functionalities across the entire ITG product line. During 2017, capitalized software costs and related accumulated amortization were each reduced by $25.0 million for fully amortized costs.

Other general and administrative expenses in the Consolidated Statements of Operations included $25.6 million, $25.1 million and $24.6 million related to the amortization of capitalized software costs in 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, there were no capitalized software costs not subject to amortization.

(13)        Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	December 31,	December 31,
	2017	2016
Accrued research payables	$51,275	$45,826
Accrued compensation and benefits	37,911	34,526
Accrued settlement costs	—	24,450
Accrued rent	14,821	19,061
Trade payables	20,820	14,474
Deferred revenue	8,057	7,643
Deferred compensation	2,525	3,262
Accrued restructuring	6	3,157
Accrued transaction processing	3,257	3,230
Other	27,823	18,714
Total	$166,495	$174,343

(14)        Borrowings

Short-term Bank Loans

The Company’s international securities clearing and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At December 31, 2017, there was $101.4 million outstanding under these facilities at a weighted average interest rate of approximately 2.33% associated with international settlement activities.

In the U.S., securities clearing and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under the Credit Agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (the “Parent Company”), as guarantor, maintained a $150 million 364‑day revolving credit agreement (the “2017 Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent that matured in January 2018. The purpose of this credit line was to provide liquidity for the Company’s U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Parent Company had additional flexibility with its existing cash and future cash flows from operations, including to selectively invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the 2017 Credit Agreement was limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Under the

2017 Credit Agreement, interest accrued at a rate equal to (a) a base rate, determined by reference to the federal funds rate plus (b) a margin of 2.50%. Available but unborrowed amounts under the 2017 Credit Agreement were subject to an unused commitment fee of 0.75%. Among other restrictions, the terms of the 2017 Credit Agreement included (a) negative covenants related to liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as requirements for maintaining minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

The events of default under the 2017 Credit Agreement included, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, and changes in control and bankruptcy events. In the event of non-payment, the 2017 Credit Agreement required ITG Inc. to pay incremental interest at the rate of 2.0%. In the event of a default and depending on the nature thereof, the commitments would either automatically terminate and all unpaid amounts immediately become due and payable, or the lenders may in their discretion terminate their commitments and declare due all unpaid amounts outstanding.

On January 26, 2018, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent expiring on January 25, 2019 with essentially the same terms as the 2017 Credit Agreement (see Note 24, Subsequent Events).

At December 31, 2017 and 2016, there were no amounts outstanding under the Company’s credit agreements.

Term Debt

At December 31, term debt is comprised of the following (dollars in thousands):

	December 31,	December 31,
	2017	2016
Term loans	$3,104	$3,098
Obligations under capital lease	—	3,269
Total	$3,104	$6,367

On December 21, 2017, the Company entered into a three year, $0.7 million note and security agreement with Hewlett-Packard Financial Services (“H-P Veritas Loan”), under which purchases of new software licenses and support were financed. The loan principal is payable in three installments of $239,996 in January 2018, and $229,994 in both January and March of 2019.  The loan does not accrue interest.

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

Aggregate
Year	Amount
2018	$715
2019	737
2020	759
2021	193
$2,404

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

Along with the Equipment Loan Agreement, Parent Company entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement is structured as a capital lease and has a separate 48‑month term from its inception date, at the end of which Parent Company may purchase the underlying equipment for $1. At December 31, 2017 and 2016, all capital leases under this facility were fully paid.

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build‑out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million had a 3.39% fixed‑rate term financing structured as a capital lease with a 48‑month term that began upon the substantial completion of the build-out, at the end of which Parent Company may purchase the underlying assets for $1. At December 31, 2017, the loan outstanding under the BMO facility was fully paid.

Interest expense on the 2017 Credit Agreement, the Equipment Loan Agreement, the Master Lease Agreement and the BMO facility, including commitment fees and the amortization of debt issuance costs totaled $2.0 million, $2.2 million and $1.8 million in 2017, 2016 and 2015, respectively.

(15)        Accumulated Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended December 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

Year Ended December 31, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	12,580
Balance at December 31, 2017	$(21,397)

Year Ended December 31, 2016
Balance at December 31, 2015	$(19,495)
Other comprehensive loss before reclassifications	(13,416)
Amounts reclassified from accumulated other comprehensive loss (1)	(1,066)
Net current-period other comprehensive loss	(14,482)
Balance at December 31, 2016	$(33,977)

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

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since the Company was subject to a one-time inclusion in 2017 U.S. taxable income of all foreign earnings and profits not previously taxed in the U.S. pursuant to the Tax Cuts and Jobs Act.

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

Net capital balances and the amounts in excess of required net capital at December 31, 2017 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$86,165	$85,165
AlterNet	4,300	4,200
ITG Derivatives	579	479

As of December 31, 2017, ITG Inc. had $9.2 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3‑3, Computation for Determination of Reserve Requirements and $2.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2017, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$24,450	$24,050
European Operations
Ireland	46,030	12,278
U.K.	2,036	1,025
Asia Pacific Operations
Australia	27,008	17,591
Hong Kong	5,993	5,538
Singapore	1,121	1,047

In the first quarter 2017, the Company migrated from self-clearing in Hong Kong to the use of a third-party clearer that settles trades executed in Hong Kong on behalf of ITG Australia Limited.

During the second quarter of 2017, the Company received regulatory approval for a change in the method used to determine its capital requirements in Europe following an extensive review it initiated with its local regulator.

(17)        Stockholders’ Equity

The Company’s current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of its businesses as well as return capital to stockholders through share repurchases and dividends on common stock.

Stock Repurchase Program

To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market and through automatic share repurchase programs under SEC Rule 10b5-1. The table below summarizes the Company’s share repurchases beginning January 1, 2015 under its Board of Directors’ authorizations:

		Amount		Shares
		Authorized	Total	Remaining	Shares Repurchased
		by Board	Shares	Under Board	Under Board
	Expiration	(Shares in	Repurchased	Authorization	Authorization
Repurchase Program Authorization Date	Date	millions)	(millions)	(millions)	2017	2016	2015
May 2013	none	4.0	4.0	—	—	—	0.8
October 2014	none	4.0	3.4	0.6	0.9	1.3	1.2
Total shares repurchased under authorization					0.9	1.3	2.0
Cost (millions)					$16.9	$22.1	$42.0
Average share price					$19.13	$16.55	$21.10

The Company also repurchased approximately 0.5 million, 0.4 million and 0.4 million shares of common stock from employees, respectively, during each of 2017, 2016 and 2015 to satisfy the minimum statutory employee withholding tax upon the net settlement of restricted stock unit awards. In February 2018, the Company’s Board of Directors increased the share repurchase authorization (see Note 24, Subsequent Events).

Dividend Program

In 2015, the Company’s Board of Directors initiated a dividend program under which the Company began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2017, the Board of Directors declared and the Company paid quarterly cash dividends of $0.07 per share totaling $9.2 million in the aggregate and issued stock dividends of $0.1 million.

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

(19)       Employee and Non‑Employee Director Stock and Benefit Plans

The 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) was approved by the Company’s stockholders and became effective on May 8, 2007 (the “Effective Date”) and was last amended and restated effective June 8, 2017. As of the Effective Date, the Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (the “Directors’ Retainer Fee Subplan”) and the Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (the “Directors’ Equity Subplan,” and collectively with the Directors’ Retainer Fee Subplan, the “Subplans”) were merged with and into the 2007 Plan. Since the Effective Date, the Subplans have continued to be, and shall continue to be, in effect as subplans of the 2007 Plan and grants and/or deferrals may continue to be made. In October 2008, the Compensation Committee of the Company's Board of Directors adopted the Equity Deferral Award Program, another subplan under the 2007 Plan. This subplan, last amended and restated on January 23, 2017, is now known as the Variable Compensation Stock Unit Award Program Subplan, and continues to be a subplan under the 2007 Plan (the “VCSUA Subplan”).

As of December 31, 2017, there were 3,123,105 shares of common stock remaining available for issuance under the 2007 Plan. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Shares of common stock surrendered in payment of the exercise price of a stock option and shares withheld or surrendered for payment of taxes are not available for re-issuance under the 2007 Plan.  Options outstanding as of December 31, 2017 that have been granted under the 2007 Plan are exercisable on dates ranging through January 2024. The 2007 Plan will remain in effect until June 10, 2025, unless terminated, or extended, by the Board of Directors with the approval of the Company’s stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously‑granted awards will remain outstanding in accordance with their applicable terms and conditions.

In January 2006, the Board of Directors adopted the Directors’ Equity Subplan which became effective January 1, 2006 and merged into the 2007 Plan as referenced above. The Directors’ Equity Subplan was last amended and restated on January 23, 2017. The Directors’ Equity Subplan provides for the grant of restricted stock unit awards to non‑employee directors of the Company. Under the Directors’ Equity Subplan, a newly appointed non‑employee director will be granted restricted stock unit awards valued at $100,000 at, or shortly after, the time of appointment to the Board of Directors. Such initial restricted stock unit awards will vest annually in three equal installments, beginning on the first anniversary of the date of grant so long as the director has continued to serve on the Board of Directors from the grant date to the applicable vesting date. In addition, non‑employee directors are granted restricted stock unit awards annually on the day of each of the Company’s annual meetings of stockholders at which directors are elected or reelected by the Company’s stockholders. The value of these annual restricted stock unit awards is determined by the Compensation Committee.  Currently, the value of restricted stock unit awards granted to the Chairman of the Board of Directors is $120,000 and the value of restricted stock unit awards granted to the other non-employee directors is $80,000. Such annual restricted stock unit awards vest in full on the day immediately preceding the Company’s next annual meeting of stockholders at which directors are elected or reelected by the Company’s stockholders so long as the director has continued to serve on the Board of Directors from the grant date through the vesting date.

Under the 2007 Plan, the Company is permitted to grant time‑based stock options, in addition to performance-based option awards to employees and directors. In 2016, the Company granted time-based options for 196,851 shares to the Company’s new Chief Executive Officer.  These stock options have an eight-year term and vest annually in three equal installments, beginning on the first anniversary of the grant date, if the Chief Executive Officer remains continuously employed by the Company, and is in good standing on, each applicable vesting date. The Company did not grant any option awards under the 2007 Plan during 2015 or 2017. The Company recognizes share‑based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time‑based option awards over the vesting period.

The tables below summarize the Company’s outstanding stock options as of December 31, 2017, 2016 and 2015 and changes during the years then ended:

		Weighted
Options	Number of	Average
Outstanding	Shares	Exercise Price
Outstanding at December 31, 2014	306,853	$17.23
Granted	—	—
Exercised	(71,455)	16.26
Forfeited	(192,733)	18.71
Outstanding at December 31, 2015	42,665	$12.17
Granted	196,851	16.18
Exercised	(42,665)	12.17
Forfeited	—	—
Outstanding at December 31, 2016	196,851	$16.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2017	196,851	$16.18
Amount exercisable at December 31,
2017	65,630	$16.18
2016	—	$—
2015	42,665	$12.17

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
$16.18	196,851	6.04	$16.18	65,630	$16.18

For the years ended December 31, 2017 and 2016, the Company recorded share-based compensation expense of $0.3 million and $0.3 million, respectively, related to outstanding stock options, which had no income tax benefit in 2017 and was offset by a related income tax benefit of $0.1 million in 2016. For the year ended December 31, 2015, the Company recorded no share-based compensation expense related to outstanding stock options.

There were 65,630 stock options currently exercisable at December 31, 2017. The weighted average remaining contractual term of stock options currently exercisable is 6.0 years.

All of the stock options outstanding at December 31, 2017 were time‑based.

Prior to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the provision for income taxes excluded excess current tax benefits related to the exercise of stock options.  Effective January 1, 2017, all subsequent excess tax benefits and deficiencies are recognized in the statement of operations as an increase or decrease in income taxes when the awards vest or are settled.  See discussion in Note 2, Summary of Significant Accounting Policies. During 2017, there were no exercises of stock options and therefore no corresponding current tax benefits or deficiencies. During 2016, the exercise of 42,655 stock options gave rise to an excess current tax benefit of $0.1 million. During 2015, the exercise of 71,455 stock options gave rise to an excess current tax benefit of less than $0.1 million, however, this amount was offset by a tax shortfall on exercises and cancellations totaling $0.6 million.

The following table summarizes information about stock options at December 31, 2017, 2016 and 2015:

($ in thousands)	2017	2016	2015
Total intrinsic value of stock options exercised	$—	$220	$370
Weighted average grant date fair value of stock options granted during period, per share	—	16.18	—
Cash received from stock option exercises	$—	$208	$298

The total intrinsic value for outstanding and exercisable stock options at December 31, 2017 was $0.6 million and $0.2 million, respectively. As of December 31, 2017, there was $0.3 million of unrecognized compensation costs related to outstanding stock options.  These costs are expected to be recognized ratably over a weighted average period of approximately 1.0 year.

Under the 2007 Plan, the Company is permitted to grant restricted stock unit awards to employees. Generally, and except for awards granted under the VCSUA Subplan, restricted stock unit awards vest in one of the following manners: (a) one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, (b) cliff vesting on the third anniversary of the grant date, (c) for new hire awards only, vesting terms that closely parallel the vesting terms of any awards that the new hire will forfeit upon joining the Company, except that no such new hire award or portion thereof shall vest prior to the one-year anniversary of the date of grant unless otherwise permitted by the 2007 Plan, or (d) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company’s common stock price preceding each of the vesting dates is greater than the 90-day average of the Company’s common stock price preceding the grant date (market-based restricted stock units). Accordingly, not all restricted stock units awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the vesting period.

Under the VCSUA Subplan, beginning in January 2017, each eligible participant was granted a number of basic stock units on the date the year-end variable compensation is communicated to participants equal to (i) the amount by which the participant’s variable compensation is reduced as determined by the Compensation Committee of the Board of Directors, divided by (ii) the fair market value of a share of the Company’s common stock on the date of grant. Prior to January 2017, the basic stock units were granted on the date the year-end cash bonus was paid to participants.  In addition, each participant is granted an additional number of matching stock units on the date of grant equal to 10% of the number of time-based or market-based basic stock units granted. Basic stock units under the VCSUA Subplan that are time-based typically vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company, and is in good standing on, each applicable vesting date. Time-based matching stock units will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the Company through, and is in good standing on, such vesting date. Basic units under the VCSUA Subplan that are market-based (which were granted in February 2014 to members of senior management) vest in equal installments on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90‑day average of the Company’s common stock price preceding each of the vesting dates is greater than the 90‑day average of the Company’s common stock price preceding the grant date. Matching stock units on market-based awards will vest 100% on the fourth anniversary of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90‑day average of the Company’s common stock price preceding the vesting date is greater than the 90‑day average of the Company’s common stock price preceding the grant date.

The Company has also issued to members of its senior management basic stock units under the VCSUA that vest in one of the following manners: (a) for awards granted in February 2015, in equal installments on each of the first, second, and third anniversaries of the date of grant based upon the level of the Company’s adjusted return-on-equity (“ROE”) achieved for each of the three fiscal years, respectively, that ends immediately prior to the applicable vesting date, (b) for awards granted in February 2016, in equal installments on each of the second and third anniversaries of the date of grant based upon the level of ROE achieved for each of the two fiscal years, respectively, that ends immediately prior to the applicable vesting date (each ROE-based restricted stock units) or (c) for awards granted in February 2017, between January 1, 2019 and February 5, 2019, the Compensation Committee will determine and certify the extent to which the basic units have been earned, if at all, based on the levels of revenue and pre-tax margin achieved for the 2018 fiscal year, and such earned basic units shall be divided into two equal installments, with the first installment vesting on February 5, 2019 and the second installment vesting on February 5, 2020 (performance-based restricted stock units). In addition to the performance criteria being achieved under each of these awards, the participant must remain continuously employed by the Company through, and be in good standing on, each applicable vesting date. The number of ROE-based restricted basic stock units awarded will be earned in each of the relevant performance periods if the target ROE is achieved at 100% and such number may increase or decrease if the actual ROE achieved is above or below the target ROE. In addition, certain senior employees have received matching ROE-based restricted stock units and such awards vest on the third anniversary of the date of grant based upon the average of the ROE achieved during the three-year period that ends immediately prior to the applicable vesting date. The number of matching ROE-based restricted stock units awarded will be earned if the target average ROE is achieved at 100% and such number may increase or decrease if the actual average ROE achieved is above or below the target average ROE. The number of performance-based restricted stock units earned is determined pursuant to a payout matrix established by the Committee that sets forth a range of payout percentages relative to the Company’s actual revenue and pre-tax margin results achieved for the 2018 fiscal year, with each performance metric weighted equally.  All vested stock units are settled in shares of ITG common stock within 30 days after the date on which such stock units vest.

During 2016, the Company granted two Inducement Awards in conjunction with the hiring of its new Chief Executive Officer, which replaced awards he forfeited at his former employer.  Under the first inducement award, the Chief Executive Officer was granted 135,353 restricted stock units that vest in three equal annual installments beginning on the first anniversary of the grant date.  Under the second inducement award, the Chief Executive Officer was granted 156,051 restricted stock units which vested on the following vesting dates: (i) 38% vested on January 31, 2016 and were subject to a 12-month holding requirement; (ii) 41% vested on January 31, 2017; and (iii) the remaining 21% vested on January 31, 2018.

The Company recorded share‑based compensation expense of $19.6 million, $24.9 million and $16.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to restricted stock unit awards which were offset by related income tax benefits of approximately $0.9 million, $8.9 million and $6.6 million, respectively.

A summary of the status of the Company’s restricted stock unit awards as of December 31, 2017, 2016 and 2015 and changes during the years then ended are presented below:

	Number of
	Shares
	Underlying
	ROE-Based,	Number of
	Market-Based or	Shares		Weighted
	Performance-	underlying Time-		Average
	Based Restricted	Based Restricted	Total Number of	Grant Date
	Stock Units	Stock Units	Shares	Fair Value
Outstanding at December 31, 2014	438,022	2,221,206	2,659,228	$13.51
Granted	263,766	1,932,425	2,196,191	18.79
Vested	(97,112)	(1,061,935)	(1,159,047)	13.49
Forfeited	(227,201)	(298,135)	(525,336)	16.10
Outstanding at December 31, 2015	377,475	2,793,561	3,171,036	$16.75
Granted	228,895	1,437,021	1,665,916	16.16
Vested	(73,243)	(968,995)	(1,042,238)	16.06
Forfeited	(190,757)	(540,693)	(731,450)	16.88
Outstanding at December 31, 2016	342,370	2,720,894	3,063,264	$16.63
Granted	140,796	1,118,596	1,259,392	19.81
Vested	(51,498)	(1,279,523)	(1,331,021)	16.60
Forfeited	(38,324)	(45,766)	(84,090)	18.99
Outstanding at December 31, 2017	393,344	2,514,201	2,907,545	$18.10

At December 31, 2017, 45,065 of the outstanding awards were market‑based restricted stock units, 207,483 were ROE-based restricted stock units and 140,796 were performance-based restricted stock units.

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

On December 22, 2015, the Company sold its energy research operations.  Upon the closing of the transaction, the Company accelerated the vesting of 113,718 restricted stock unit awards held by employees that were part of the energy research business and are included in the table above.  The cost to modify the vesting schedule of these shares was $1.4 million and is included as a direct cost of the sale that reduced the gain included in other revenues in the Consolidated Statement of Operations.

As of December 31, 2017, there was $25.8 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. These costs are expected to be recognized over a weighted average period of approximately 1.3 years. During 2017, restricted stock unit awards with a fair value of approximately $21.9 million vested.

Prior to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the provision for income taxes excluded excess current tax benefits related to the vesting of restricted share units.  Effective January 1, 2017 all subsequent excess tax benefits and deficiencies are recognized in the statement of operations. See discussion in Note 2, Summary of Significant Accounting Policies.

For the year ended December 31, 2017, the excess tax benefits totaled $1.5 million and tax shortfalls (arising from cancellations or deficits due to the vest date fair market value being less than the grant date fair market value) were $0.1 million. For the year ended December 31, 2016, the excess tax benefits totaled $0.8 million while tax shortfalls were $0.7 million. For the year ended December 31, 2015, the excess tax benefits totaled $2.9 million while tax shortfalls were $0.3 million. For the years 2016 and 2015, such tax benefits are reflected as an increase in additional paid-in capital while tax shortfalls arising from the tax deduction being less than the cumulative book compensation cost is reflected as a decrease in additional paid-in capital.

Under the 2007 Plan and the VCSUA Subplan, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the 2007 Plan and VCSUA Subplan as described above and are settled in cash. The Company recognizes share‑based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the applicable vesting period. For the years ended December 31, 2016 and 2015, the Company recorded share‑based compensation expense of $0.1 million and $2.2 million, respectively, related to phantom share awards offset by related tax benefits of less than $0.1 million and $0.8 million, respectively.

A summary of the status of the Company’s phantom share awards as of December 31, 2016 and 2015 and changes during the years then ended are presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2014	358,349	$11.61
Granted	—	—
Vested	(257,279)	11.58
Forfeited	(43,272)	10.99
Outstanding at December 31, 2015	57,798	$12.24
Granted	—	—
Vested	(57,798)	12.24
Forfeited	—	—
Outstanding at December 31, 2016	—	$—

At December 31, 2016, there were no outstanding phantom share awards and none were granted in 2017.  The Company discontinued granting phantom share awards effective January 1, 2014 and the remaining awards outstanding vested on February 22, 2016.

ITG Employee and Non‑Employee Director Benefit Plans

All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan (“RSP”). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $270,000 during 2017. Since January 1, 2012, the Company matching contribution applies to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company’s international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $4.3 million, $4.4 million, and $4.9 million in 2017, 2016 and 2015, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan (“ESPP”), an employee stock purchase plan qualified under Section 423 of the Internal Revenue Code. The ESPP became effective February 1, 1998 and allows all full‑time employees to purchase shares of ITG common stock at a 15% discount. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share‑based compensation expense related to the ESPP of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During 2017, each non‑employee director received a general Board retainer fee of $70,000, with the exception of the Chairman who received $105,000. Each non-employee director was also eligible to receive a Committee Chair retainer fee and Committee member retainer fee depending on their role on the Board’s Committees. Under the Directors’ Retainer Fee Subplan, which was adopted in 2002, these retainer fees are payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 11,115 units or shares, 12,363 units or shares, and 13,846 units or shares in 2017, 2016 and 2015, respectively. At December 31, 2017, there were 130,940 deferred share units outstanding, of which 20,485 shares were vested and deferred in 2017. The cost of the Directors’ Retainer Fee Subplan including share based awards and cash fees was approximately $0.8 million, $0.8 million, and $1.2 million in 2017, 2016 and 2015, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

(20)        Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	December 31,
	2017	2016	2015
Net (loss) income for basic and diluted (loss) income per share	$(39,440)	$(25,918)	$91,570
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,009	32,906	33,907
Effect of dilutive securities	—	—	908
Average common shares used in diluted computation	33,009	32,906	34,815
(Loss) income per share:
Basic	$(1.19)	$(0.79)	$2.70
Diluted	$(1.19)	$(0.79)	$2.63

For 2017 and 2016, there were no anti-dilutive securities due to the fact that the Company incurred a loss during the year. At December 31, 2015, approximately 0.1 million share equivalents (based on the treasury stock method) were not included in the computation of diluted earnings per share because their effects would have been anti‑dilutive.

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

Lease Commitments

The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2030. Rent expense for each of the years ended December 31, 2017, 2016 and 2015 was $11.8 million, $12.7 million and $12.4 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight‑line method over the minimum lease term. Minimum future rental commitments under non‑cancelable operating leases follow (dollars in thousands):

Aggregate
Year Ending December 31,	Amount
2018	$13,514
2019	13,542
2020	12,161
2021	11,559
2022	10,402
2023 and thereafter	60,301
Total	$121,479

Other Commitments

Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2017, the Company would be obligated to pay separation payments totaling $6.0 million.

Pursuant to contracts expiring through 2022, the Company is obligated to purchase market data, maintenance and other services totaling $63.6 million.

(22)        Segment Reporting

The Company is organized into four geographic operating segments through which the Company’s chief operating decision maker manages the Company’s business. The U.S., Canadian, European and Asia Pacific Operations segments provide the following categories of products and services:

•

Execution Services — includes (a) liquidity matching through POSIT, our Alternative Trading System (“ATS”), (b) self-directed trading using algorithms (including single stocks and portfolio lists) and smart routing, (c) portfolio trading and single stock sales trading desks providing execution expertise and (d) futures and options trading

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
2017
Total revenues	$204,990	$63,294	$151,472	$62,218	$1,720	$483,694
(Loss) income before income tax (benefit) expense (1) (2)	(24,473)	10,608	41,103	11,680	(32,393)	6,525
Identifiable assets	342,487	108,457	274,836	59,076	—	784,856
Capital purchases	13,278	1,183	3,289	1,652	—	19,402
Depreciation and amortization	33,307	2,420	6,094	1,994	1,338	45,153
Non-cash share-based compensation	9,543	2,390	5,267	959	2,079	20,238
2016
Total revenues	$229,655	$61,822	$125,945	$47,919	$3,711	$469,052
(Loss) income before income tax expense (benefit) (3) (4) (5) (6) (7) (8)	(11,133)	11,564	25,470	1,553	(70,694)	(43,240)
Identifiable assets	396,419	80,943	236,071	61,852	—	775,285
Capital purchases	15,547	2,549	1,886	1,333	—	21,315
Depreciation and amortization	32,896	2,402	6,741	1,484	—	43,523
Non-cash share-based compensation	10,642	2,383	5,948	925	5,722	25,620
2015
Total revenues	$285,230	$63,028	$129,729	$48,179	$108,637	$634,803
Income before income tax expense (9) (10) (11)	16,000	10,643	28,244	1,620	64,719	121,226
Identifiable assets	1,304,995	76,561	262,095	65,371	—	1,709,022
Capital purchases	7,748	2,175	1,334	648	—	11,905
Depreciation and amortization	33,971	2,247	6,560	1,373	—	44,151
Non-cash share-based compensation	10,725	1,466	4,505	866	(895)	16,667

(1)	In the fourth quarter of 2017, the Company incurred an $8.1 million charge for the write-off of fixed assets and other costs associated with the consolidation of ITG’s New York office space.

(2)

In the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the planned formation of the Matrix derivatives venture of $0.8 million.

(3)

In the second quarter of 2016, the Company received insurance proceeds of $2.4 million from its corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in its outsourced primary data center in the U.S. Additionally, the Company generated a nominal gain on the completion of the sale of its investment research operations in May 2016.

(4)

In the second half of 2016, the Company incurred $24.5 million for a settlement with the SEC with respect to an inquiry involving pre-released ADRs and incurred legal and other related costs associated with this matter of $2.9 million.

(5)

During the second quarter of 2016, the Company incurred restructuring charges of $4.3 million related to (a) the reduction in its single stock sales trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk. In the fourth quarter of 2016, the Company incurred additional restructuring charges of $5.3 million related to management delayering and the elimination of certain positions.

(6)

The Company’s current Chief Executive Officer was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(7)

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

(10)

In the third quarter of 2015, the Company reached a final settlement with the SEC to pay an aggregate amount of $20.3 million in connection with the SEC’s investigation into a proprietary trading pilot operated during 2010 and 2011. During 2015, the Company incurred $4.9 million in legal and other related costs associated with this matter.

(11)

In December 2015, the Company completed changes to the internal capital structure of its holding company outside North America to provide continued flexibility for the movement of capital. This amendment accelerated the U.S. taxation of amounts earned outside of North America, resulting in a tax charge of $6.5 million.

The table below details the total revenues for the categories of products and services provided by the Company for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	December 31,
	2017	2016	2015
Revenues:
Execution Services	$344,192	$328,252	$386,158
Workflow Technology	92,533	92,891	94,117
Analytics	45,249	44,198	45,891
Corporate (non-product)	1,720	3,711	108,637
Total Revenues	$483,694	$469,052	$634,803

Long‑lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2017	2016	2015
Long-lived Assets at December 31,
United States	$86,345	$92,509	$97,226
Canada	3,841	6,972	6,357
Europe	26,130	22,883	27,226
Asia Pacific	4,060	3,726	3,162
Total	$120,376	$126,090	$133,971

The Company’s long‑lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(23)        Supplementary Financial Information (unaudited)

The following tables set forth certain unaudited financial data for the Company’s quarterly operations in 2017 and 2016. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2017				(Unaudited) December 31, 2016
$ in thousands, expect per share	Fourth	Third	Second	First	Fourth	Third	Second	First
amounts	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenues	$126,747	$114,531	$121,581	$120,835	$119,589	$104,185	$120,610	$124,668
Expenses:
Compensation and employee benefits	45,283	46,755	45,994	46,684	42,980	45,127	48,315	52,464
Transaction processing	26,981	23,428	25,482	24,856	24,540	20,799	22,098	22,834
Occupancy and equipment	23,316	14,945	14,680	15,622	14,296	13,849	14,066	13,978
Telecommunications and data processing services	12,132	12,189	12,129	12,027	13,302	13,720	14,848	14,773
Restructuring charges	—	—	—	—	5,265	—	4,355	—
Other general and administrative	18,957	18,670	17,699	17,315	20,803	37,927	26,014	23,722
Interest expense	496	499	510	520	549	561	572	535
Total expenses	127,165	116,486	116,494	117,024	121,735	131,983	130,268	128,306
(Loss) income before income tax expense (benefit)	(418)	(1,955)	5,087	3,811	(2,146)	(27,798)	(9,658)	(3,638)
Income tax (benefit) expense	2,000	45,012	444	(1,491)	(7,862)	(3,887)	(4,441)	(1,132)
Net (loss) income	$(2,418)	$(46,967)	$4,643	$5,302	$5,716	$(23,911)	$(5,217)	$(2,506)
Basic (loss) income per share	$(0.07)	$(1.42)	$0.14	$0.16	$0.18	$(0.73)	$(0.16)	$(0.08)
Diluted (loss) income per share	$(0.07)	$(1.42)	$0.14	$0.16	$0.17	$(0.73)	$(0.16)	$(0.08)
Basic weighted average number of common shares outstanding	32,855	33,105	33,125	32,949	32,607	32,725	33,189	33,106
Diluted weighted average number of common shares outstanding	32,855	33,105	34,222	34,130	33,988	32,725	33,189	33,106

Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2017				(Unaudited) December 31, 2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
As a percentage of Total Revenues	Quarter (a)(b)(c)	Quarter (c)(d)	Quarter	Quarter	Quarter (e)(f)(g)	Quarter (e)	Quarter (h)	Quarter (h)
Total revenues	100%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	35.7	40.8	37.8	38.6	35.9	43.3	40.1	42.1
Transaction processing	21.3	20.5	21.0	20.6	20.5	20.0	18.3	18.3
Occupancy and equipment	18.4	13.0	12.1	12.9	12.0	13.3	11.7	11.2
Telecommunications and data processing services	9.6	10.6	10.0	10.0	11.1	13.2	12.3	11.8
Restructuring charges	—	—	—	—	4.4	—	3.6	—
Other general and administrative	15.0	16.3	14.6	14.3	17.4	36.4	21.6	19.0
Interest expense	0.4	0.4	0.4	0.4	0.5	0.5	0.5	0.4
Total expenses	100.4	101.6	95.9	96.8	101.8	126.7	108.1	102.8
(Loss) income before income tax expense (benefit)	(0.4)	(1.6)	4.1	3.2	(1.8)	(26.7)	(8.1)	(2.8)
Income tax (benefit) expense	1.6	39.3	0.4	(1.2)	(6.6)	(3.7)	(3.7)	(0.9)
Net (loss) income	(2.0)%	(40.9)%	3.7%	4.4%	4.8%	(23.0)%	(4.4)%	(1.9)%

(a)	In the fourth quarter of 2017, the Company incurred an $8.1 million charge for the write-off of fixed assets and other costs associated with the consolidation of ITG’s New York office space.
(b)

In the fourth quarter of 2017, the Company reduced the amount recorded for a deferred tax liability in the U.S. due to the passing of the Tax Cuts and Jobs Act, which lowered the U.S. corporate income tax rate from 35% to 21%.

(c)

In the third quarter of 2017, the Company determined that it was appropriate to establish a full valuation allowance on its U.S. deferred tax assets, of which $42.3 million related to periods prior to the third quarter of 2017. In the fourth quarter of 2017, the Company reduced the valuation allowance by $0.9 million as a portion of these U.S. deferred tax assets were realized following a tax method change.

(d)

In the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the planned formation of the Matrix derivatives venture of $0.8 million.

(e)

During the third and fourth quarters of 2016, the Company accrued $22.1 million and $2.4 million, respectively, for a settlement with the SEC with respect to an inquiry involving pre-released ADRs and incurred legal and other related costs associated with this matter of $1.6 million and $1.3 million, respectively.

(f)

During the fourth quarter of 2016, the Company incurred restructuring charges of $5.3 million related to management delayering and the elimination of certain positions. During the second quarter of 2016, the Company incurred restructuring charges of $4.3 million related to (a) the reduction in its single stock sales trading and sales organizations and (b) the closing of its U.S. matched-book securities lending operations and its Canadian arbitrage trading desk.

(g)	During the fourth quarter of 2016, the Company resolved a multi-year tax contingency in the U.S. and reduced tax reserves by $7.3 million.
(h)

During the first and second quarters of 2016, the Company incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with its former CEO and incurred legal fees of $2.7 million. In the third quarter of 2016, the Company recorded a reimbursement of $0.9 million of these legal fees from its insurance carrier.

(24)        Subsequent Events

Credit Agreement

On January 26, 2018, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 25, 2019 and includes essentially the same terms as the 2017 Credit Agreement which it succeeds.

Launch of Derivatives Venture

Following the receipt of required regulatory approvals and satisfaction of other customary closing conditions in February 2018, the Matrix derivatives execution and technology transaction closed and the venture was launched.

As of closing, the Company is carrying the value of the net assets contributed to the Matrix derivatives venture of approximately $2.0 million as an investment in minority interest and is accounting for its share of results under the equity method.

Share Repurchase Program

On February 15, 2018, the Company’s Board of Directors authorized the repurchase of an additional 4.0 million shares bringing the total number of shares available for repurchase on that date to 4.4 million shares. This additional authorization has no expiration date. The specific timing and amount of repurchases will vary based on various factors including, among others, market conditions and competing needs for the use of capital.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of ITG’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of ITG’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, ITG’s independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Investment Technology Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Investment Technology Group, Inc. and Subsidiaries  (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, change in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018,  expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

New York, New York

February 28, 2018

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this item is contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Executive Compensation

Information with respect to this item is contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item is contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information with respect to this item is contained in the Proxy Statement for the 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

10.1

Credit Agreement, dated January 27, 2017 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.2*

Credit Agreement, dated January 26, 2018 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent.

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

10.5.4(†)

Investment Technology Group, Inc. Amended and Restated 2007 Omnibus Equity Compensation Plan (2017) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

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

10.11(†)

Form of Grant Notice (MD ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2015) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10‑K for the year ended December 31, 2014).

10.12(†)

Form of Grant Notice (ExCo Performance-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2017) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10‑K for the year ended December 31, 2016).

Exhibits Number	Description
10.13(†)

Form of Grant Notice (ExCo Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2017) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10‑K for the year ended December 31, 2016).

10.14(†)

Form of Grant Notice (Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2017) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10‑K for the year ended December 31, 2016).

10.15*(†)

Form of Grant Notice (OpCo Performance-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Operating Committee Members of the Company (2018).

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

10.17(†)	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10‑K for the year ended December 31, 2010).
10.18(†)	Form of Change in Control Agreement (2017) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.19(†)

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

10.19.2(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (2016) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.20(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10‑K for the year ended December 31, 2007).
10.20.1(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).
10.20.2(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).
10.20.3(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (2017) (incorporated by reference to Exhibit 10.19.3 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.21(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non‑Employee Directors (incorporated by reference to Exhibit 10.4 to Form 10‑Q for the quarter ended September 30, 2007).
10.21.1(†)

Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Initial Stock Units) for Non‑Employee Directors (2017) (incorporated by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.22(†)

Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Annual Stock Units) for Non‑Employee Directors (2017) (incorporated by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.23(†)

Employment Agreement, dated October 16, 2015, between Investment Technology Group, Inc. and Francis J. Troise, including forms of Stock Unit Grant Agreements and a form of a Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 19, 2015).

Exhibits Number	Description
10.24(†)

Offer letter dated December 21, 2009 between Steven R. Vigliotti and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10‑K for the year ended December 31, 2009).

10.25(†)

Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference to Exhibit 10.1 to Form 10‑Q for the quarter ended June 30, 2008).

10.26(†)

Employment Letter, dated October 15, 2016, between Investment Technology Group, Inc. and R. Jarrett Lilien (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on October 19, 2015).

10.27(†)

Stock Unit Grant Agreement, dated as of October 19, 2015, between Investment Technology Group, Inc. and R. Jarrett Lilien (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.28(†)

Agreement, dated May 9, 2016, by and between Michael V. Marrale and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.29(†)

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

Dated: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MINDER CHENG	Chairman of Board of Directors	February 28, 2018
Minder Cheng

/s/ FRANCIS J. TROISE	Chief Executive Officer, President and Director	February 28, 2018
Francis J. Troise	(Principal Executive Officer)

/s/ STEVEN R. VIGLIOTTI	Managing Director and Chief Financial Officer and	February 28, 2018
Steven R. Vigliotti	Chief Administrative Officer (Principal Financial Officer)

/s/ ANGELO BULONE	Managing Director and Controller	February 28, 2018
Angelo Bulone	(Principal Accounting Officer)

/s/ BRIAN G. CARTWRIGHT	Director	February 28, 2018
Brian G. Cartwright

/s/ TIMOTHY L. JONES	Director	February 28, 2018
Timothy L. Jones

/s/ R. JARRETT LILIEN	Director	February 28, 2018
R. Jarrett Lilien

/s/ KEVIN J. LYNCH	Director	February 28, 2018
Kevin J. Lynch

/s/ LEE SHAVEL	Director	February 28, 2018
Lee Shavel

/s/ STEVEN S. WOOD	Director	February 28, 2018
Steven S. Wood