Form 10-Q
period 2018-03-31
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2018-05-02
CIK 920424

www.goo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2018

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

At April 10, 2018, the Registrant had 33,025,809 shares of common stock, $0.01 par value, outstanding.

QUARTERLY REPORT ON FORM 10-Q

Investment Technology Group, ITG, the ITG logo, AlterNet, ITG Net, POSIT, POSIT Alert, RFQ‑hub and Triton are registered trademarks or service marks of the Investment Technology Group, Inc. companies. Single Ticket Clearing and Algo Wheel are trademarks or service marks of the Investment Technology Group, Inc. companies.

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

Although we believe our expectations reflected in such forward‑looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations and customer or shareholder reaction to, or further proceedings or sanctions based on, such matters, the volatility of our stock price, changes in tax policy or accounting rules, the ability of the Company to utilize its loss and tax credit carryforwards, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, operational risks related to misconduct or errors by our employees or entities with which we do business, cash flows into or redemptions from equity mutual funds, ability to meet the capital and liquidity requirements of our securities businesses and the related clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees, and our ability to pay dividends or repurchase our common stock in the future.

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2017, which you are encouraged to read.  Our 2017 Annual Report on Form 10-K is also available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward‑looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward‑looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$230,314	$287,452
Cash restricted or segregated under regulations and other	19,242	18,599
Deposits with clearing organizations	71,520	57,388
Securities owned, at fair value	1,256	1,559
Receivables from brokers, dealers and clearing organizations	190,518	193,907
Receivables from customers	118,357	74,695
Premises and equipment, net	52,947	53,960
Capitalized software, net	40,730	41,259
Goodwill	11,465	11,054
Intangibles, net	13,869	14,040
Income taxes receivable	873	3,917
Deferred tax assets	4,386	4,902
Other assets	45,191	22,124
Total assets	$800,668	$784,856
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$171,351	$166,495
Short-term bank loans	83,414	101,422
Payables to brokers, dealers and clearing organizations	132,143	119,278
Payables to customers	41,196	23,568
Securities sold, not yet purchased, at fair value	—	1
Income taxes payable	5,377	6,003
Deferred tax liabilities	1,741	1,750
Term debt	2,509	3,104
Total liabilities	437,731	421,621
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,717,707 and 52,639,823 shares issued at March 31, 2018 and December 31, 2017, respectively	527	526
Additional paid-in capital	242,008	250,216
Retained earnings	488,993	486,957
Common stock held in treasury, at cost; 19,680,039 and 20,038,809 shares at March 31, 2018 and December 31, 2017, respectively	(348,263)	(353,067)
Accumulated other comprehensive loss (net of tax)	(20,328)	(21,397)
Total stockholders’ equity	362,937	363,235
Total liabilities and stockholders’ equity	$800,668	$784,856

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Commissions and fees	$109,569	$99,880
Recurring	19,562	18,950
Other	2,353	2,005
Total revenues	131,484	120,835

Expenses:
Compensation and employee benefits	45,787	46,684
Transaction processing	27,080	24,856
Occupancy and equipment	14,775	15,622
Telecommunications and data processing services	12,603	12,027
Restructuring charges	7,165	—
Other general and administrative	17,691	17,315
Interest expense	486	520
Total expenses	125,587	117,024
Income before income tax expense (benefit)	5,897	3,811
Income tax expense (benefit)	1,520	(1,491)
Net income	$4,377	$5,302
Income per share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.16
Basic weighted average number of common shares outstanding	32,890	32,949
Diluted weighted average number of common shares outstanding	33,993	34,130

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$4,377	$5,302
Other comprehensive income, net of tax:
Currency translation adjustment	1,069	2,026
Other comprehensive income	1,069	2,026
Comprehensive income	$5,446	$7,328

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2018

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at January 1, 2018	$—	$526	$250,216	$486,957	$(353,067)	$(21,397)	$363,235
Net income	—	—	—	4,377	—	—	4,377
Other comprehensive income	—	—	—	—	—	1,069	1,069
Issuance of common stock in connection with restricted stock unit awards (1,022,915 shares)	—	1	(16,506)	—	16,671	—	166
Shares withheld for net settlements of share-based awards (407,358 shares)	—	—	—	—	(8,321)	—	(8,321)
Purchase of common stock for treasury (180,333 shares)	—	—	—	—	(3,571)	—	(3,571)
Dividends declared on common stock	—	—	3	(2,295)	25	—	(2,267)
Share-based compensation	—	—	8,295	—	—	—	8,295
Cumulative effect of accounting change	—	—	—	(46)			(46)
Balance at March 31, 2018	$—	$527	$242,008	$488,993	$(348,263)	$(20,328)	$362,937

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$4,377	$5,302
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,230	11,227
Deferred income tax expense (benefit)	841	(4,208)
Provision for doubtful accounts	133	(12)
Non-cash share-based compensation	8,295	5,687
Changes in operating assets and liabilities:
Deposits with clearing organizations	(12,757)	5,664
Securities owned, at fair value	303	408
Receivables from brokers, dealers and clearing organizations	5,467	(124,963)
Receivables from customers	(40,873)	(39,774)
Accounts payable and accrued expenses	4,878	(39,510)
Payables to brokers, dealers and clearing organizations	10,192	83,338
Payables to customers	16,871	10,314
Securities sold, not yet purchased, at fair value	(1)	(248)
Income taxes receivable/payable	2,412	(94)
Excess tax benefit from share-based payment arrangements	—	—
Other, net	(20,873)	(2,169)
Net cash used in operating activities	(9,505)	(89,038)
Cash Flows from Investing Activities:
Investment in venture	(612)	—
Capital purchases	(3,517)	(3,129)
Capitalization of software development costs	(6,070)	(7,100)
Net cash used in investing activities	(10,199)	(10,229)
Cash Flows from Financing Activities:
Repayments of long term debt	(595)	(1,565)
Proceeds from (repayments of) borrowing under short-term bank loans	(20,997)	57,587
Debt issuance costs	(751)	(756)
Common stock issued	166	185
Common stock repurchased	(3,571)	(3,210)
Dividends paid	(2,293)	(2,300)
Shares withheld for net settlements of share-based awards	(8,321)	(9,851)
Net cash (used in) provided by financing activities	(36,362)	40,090
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(429)	(217)
Net decrease in cash, cash equivalents and restricted cash	(56,495)	(59,394)
Cash, cash equivalents and restricted cash—beginning of period	306,051	318,330
Cash, cash equivalents and restricted cash—end of period	$249,556	$258,936

Supplemental cash flow information:
Interest paid	$1,582	$1,133
Income taxes (refund) paid, net	$(1,587)	$2,829

Supplemental disclosure of non-cash investing and financing activities:
Investment in venture	$1,393	$—

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

The Company’s business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 16, Segment Reporting).

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with Securities and Exchange Commission (“SEC”) rules and regulations; however, management believes that the disclosures herein are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014‑09, Revenue from Contracts with Customers. This standard created Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”), providing companies with a single five step revenue recognition model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry‑specific revenue guidance. On January 1, 2018, the Company adopted

ASC 606, using the modified retrospective transition method applied to all contracts as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. See Note 3, Revenue from Contracts with Customers, for additional information.

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  The amendments in this ASU clarify which changes to the terms or conditions of a share-based payment award must be accounted for as modifications.  The new guidance allows entities to make non-substantive changes to awards without accounting for them as modifications, which results in fewer changes to the terms of an award being accounted for as modifications and reduces diversity in practice when applying modification accounting.  ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  This new guidance was adopted on January 1, 2018 and did not have a material effect on the Company’s financial statements.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$14	$14	$—	$—
Mutual funds	1,242	1,242	—	—
Total	$1,256	$1,256	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$78	$78	$—	$—
Mutual funds	1,481	1,481	—	—
Total	$1,559	$1,559	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	1	1	—	—
Total	$1	$1	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following March 31, 2018, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at March 31, 2018 and December 31, 2017 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(3) Revenue from Contracts with Customers

Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. The following is a description of the Company’s revenue recognition policies and balances as it relates to revenue from contracts with customers.

Revenue from contracts with customers was $129.9 million for the three months ended March 31, 2018. The majority of the Company’s revenues fall under the scope of ASC 606, with the exception of investment and dividend income, gains and losses on temporary securities positions assumed and other miscellaneous income, all of which are presented within the other revenue line item on the condensed consolidated statements of operations. The tables within

Note 16, Segment Reporting, provide revenue disaggregated by reportable geographic operating segment and by product group.

Upon adoption, the Company recorded a net cumulative-effect decrease to opening retained earnings of approximately $50 thousand as of January 1, 2018, which is primarily related to:

(i)

the deferral of commissions allocated to analytics products in bundled commission arrangements where the analytics services have not yet been transferred to the customer as of December 31, 2017 but whose commissions were appropriately recognized in the previous year under the superseded revenue recognition guidance; and

(ii)

the acceleration of revenue for certain product license fees associated with the licenses of software recognized at the point in time the customer is able to use and benefit from the license, instead of being appropriately recognized over the license period under the superseded revenue recognition guidance.

The net impacts to the condensed consolidated financial statements of adopting ASC 606 for the three months ended March 31, 2018 were as follows:

•

A net decrease to total revenues of $3.4 million, reflecting a decrease of $3.8 million in commissions and fees and an increase in recurring revenues of $0.4 million, related to the timing differences from the two items discussed above.

•

An increase to receivables from customers of $1.2 million related to the acceleration of license fees and an increase to accounts payable and accrued expenses of $4.8 million related to the deferral of commissions in bundled commission arrangements.

The following provides detailed information on the Company’s material performance obligations and how revenue is recognized.

Execution Services

The Company earns commissions for providing equity trade execution services to customers, with each trade executed on the client’s behalf representing a separate performance obligation that is satisfied at a point in time. Commission rates are fixed and revenue is recognized on the trade date. These revenues are presented within the commissions and fees line item on the Company’s condensed consolidated statements of operations.

The Company also permits institutional customers to allocate a portion of their gross commissions to pay for research, commonly known as soft dollars. The customer controls the use of the soft dollars and directs payments to third party service providers on its behalf. All amounts allocated to soft dollar arrangements are netted against commission revenues.

Workflow Technology

Through its front-end platforms and network capabilities, the Company provides order and trade execution management and order routing services.

The Company provides trade order routing from its execution management system (“EMS”) to its execution services offerings, with each trade order routed through the EMS representing a separate performance obligation that is satisfied at a point in time. A portion of the commissions earned on the trade is then allocated to Workflow Technology based on the stand-alone selling price paid by third-party brokers for order routing. The remaining commission is allocated to Execution Services using a residual allocation approach. Commissions earned are fixed and revenue is recognized on the trade date. Commissions are presented within the commissions and fees line item on the Company’s condensed consolidated statements of operations.

The Company participates in commission share arrangements, where trade orders are routed to third-party brokers from its EMS and its order management system (“OMS”). Commission share revenues from third-party brokers are generally fixed and revenue is recognized at a point in time on the trade date. Commission share revenues are presented within the commissions and fees line item on the Company’s condensed consolidated statements of operations.

The Company provides OMS and related software products and connectivity services to customers and recognizes license fee revenues and monthly connectivity fees. License fee revenues, generated for the use of the Company’s OMS and other software products, is fixed and recognized at the point in time at which the customer is able to use and benefit from the license. Connectivity revenue is variable in nature, based on the number of live connections, and is recognized over time on a monthly basis using a time-based measure of progress. These revenues are presented within the recurring line item on the Company’s condensed consolidated statements of operations.

Analytics

The Company provides customers with analytics products and services, including trading and portfolio analytics tools.

The Company provides analytics products and services to customers and recognizes subscription fees, which are fixed for the contract term, based on when the products and services are delivered.  Analytics services can be delivered either over time (when customers are provided with distinct ongoing access to analytics data) or at a point in time (when reports are only delivered to the customer on a periodic basis). Over time performance obligations are recognized using a time-based measure of progress on a monthly basis, since the analytics products and services are continually provided to the client. Point in time performance obligations are recognized when the analytics reports are delivered to the client. These revenues are presented within the recurring line item on the Company’s condensed consolidated statements of operations.

Analytics products and services can also be paid for through variable bundled arrangements with execution services. Customers agree to pay for analytics products and services with commissions generated from trade execution, and commissions are allocated to the analytics performance obligation(s) using:

(i)	the commission value for each customer for the products and services it receives, which is priced using the value for similar stand-alone subscription arrangements; and
(ii)	a calculated ratio of the commission value for the products and services relative to the total amount of commissions generated from the customer.

For these bundled commission arrangements, the allocated commissions to each analytics performance obligation are then recognized as revenue when the analytics product is delivered, either over time or at a point in time. These allocated commissions may be deferred if the allocated amount exceeds the amount recognizable based on delivery. Commissions are presented within the commissions and fees line item on the Company’s condensed consolidated statements of operations.

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

The Company elected not to disclose information about remaining performance obligations pertaining to (i) contracts with an original expected length of one year or less or (ii) contracts with variable consideration that cannot be estimated, as permitted under the guidance.

The Company’s remaining unsatisfied performance obligations that do not meet the criteria above primarily relate to analytics products and services that have fixed subscription fees. As of March 31, 2018, the future revenue the Company expects to recognize for these performance obligations is not material.

For the three months ended March 31, 2018, the Company did not recognize any revenue related to performance obligations satisfied in previous periods.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and has an unconditional right to payment.

Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

Receivables related to contracts with customers were $43.3 million and $38.2 million as of March 31, 2018 and December 31, 2017, respectively. The Company did not identify any contract assets.  There were no impairment losses on receivables as of March 31, 2018.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $12.1 million and $6.9 million as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the Company recognized revenue of $7.0 million that was initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill associated with its contracts under ASC 606.

(4) Formation of Derivatives Venture

In February 2018, the Company established a venture with Option Technology Solutions LLC (“Optech”) to form Matrix Holding Group (“Matrix”), a derivatives execution and technology business.  Matrix offers derivatives trading technology and execution services to broker dealers, professional traders and select hedge funds.  Matrix has dedicated sales, client services, operations, and technology staff located in Chicago and New York.

The Company contributed the ITG Derivatives entity, including its broker-dealer license and professional trader client base with revenues of $5.3 million during the year ended December 31, 2017, along with certain derivatives-focused software and technology for an initial minority stake of approximately 20%. Optech contributed the management team, a retail-focused trading and analytics platform and capital. The board of directors of Matrix consists of two members appointed by Optech and one member appointed by the Company. Unanimous approval of the full board is required for all significant operating activities, including but not limited to: approval and amendment of annual business plans or operating budgets, establishing an incentive compensation plan, approving significant loans and expenditures, appointment of officers and entering into material agreements.

The Company’s initial investment in Matrix was recorded at $2.0 million, representing substantially the fair value of the net assets contributed. This investment included cash and restricted cash of $0.6 million and net non-cash assets of $1.4 million. No gain or loss was recognized upon the closing of this transaction as the book value of the contributed net assets approximated fair value. The Company’s interest in Matrix is accounted for in the condensed consolidated financial statements using the equity method.

(5) Restructuring Charges

2018 Restructuring

In the first quarter of 2018, the Company implemented a restructuring plan to improve margins and enhance stockholder returns through the elimination of certain positions in the U.S.

Activity and liability balances recorded as part of the restructuring plan through March 31, 2018 are as follows (dollars in thousands):

Amount
Restructuring charges recognized	$7,165
Acceleration of share-based compensation	(2,561)
Balance at March 31, 2018	$4,604

The payment of the accrued costs for the 2018 restructuring is expected to continue through the first quarter of 2019.

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

Activity and liability balances recorded as part of the restructuring plan through March 31, 2018 are as follows (dollars in thousands):

Amount
Balance at December 31, 2017	$6
Asset write-off	(6)
Balance at March 31, 2018	$—

(6) Cash

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

The following table provides a reconciliation of cash and cash equivalents together with restricted cash as reported within the condensed consolidated statements of financial condition to the sum of the same such amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$230,314	$287,452
Cash restricted or segregated under regulations and other	19,242	18,599
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$249,556	$306,051

(7) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Corporate stocks - trading securities	$14	$78	$—	$1
Mutual funds	1,242	1,481	—	—
Total	$1,256	$1,559	$—	$1

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

(8) Income Taxes

The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was enacted on December 22, 2017, and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Cuts and Jobs Act reduces the U.S. statutory corporate tax rate from 35% to 21% and creates new taxes in the U.S. on income in certain foreign controlled corporations, which are referred to as the global intangible low-taxed income tax (“GILTI”), and imposes tax on certain related party payments under the base erosion anti-abuse tax (“BEAT”).  The inclusion of income earned in controlled foreign corporations under the GILTI regime did not result in any incremental U.S. tax expense in the first quarter of 2018 due to the impact of a U.S. tax loss in the current period. The Company does not expect to be subject to the BEAT tax in 2018.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its 2017 results. As the Company collects and prepares necessary data and interprets the Tax Cuts and Jobs Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional adjustments to the provisional amounts may be made. Information needed to adjust provisional amounts include the completion of all international 2017 income tax returns. These additional adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect the final accounting for the tax effects of the Tax Cuts and Jobs Act to be completed in 2018.

A tax benefit from an uncertain tax position may be recognized only if it is more-likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

During the three months ended March 31, 2018, the Company realized a $1.9 million tax benefit related to the resolution of a multi-year contingency in the U.S.

The Company maintained reserves for unrecognized tax benefits of $5.6 million at March 31, 2018 and $7.7 million at December 31, 2017. At March 31, 2018, $4.1 million of the unrecognized tax benefits was netted against fully reserved U.S. deferred tax assets. The Company had accrued interest expense related to tax reserves of $1.2 million and $1.6 million, net of related tax effects, at March 31, 2018 and December 31, 2017, respectively.

(9) Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill by the Company’s European Operations segment for the three months ended March 31, 2018 (dollars in thousands):

Total
Balance at December 31, 2017	$11,054
Currency translation adjustment	411
Balance at March 31, 2018	$11,465

Other Intangible Assets

Acquired other intangible assets consisted of the following at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,533	$—	$8,529	$—	—
Customer-related intangibles	9,823	5,908	10,217	6,219	16.9
Proprietary software	23,389	22,357	23,321	22,197	8.3
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$42,134	$28,265	$42,456	$28,416

At March 31, 2018, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.3 million for both the three months ended March 31, 2018 and March 31, 2017. These amounts are included in other general and administrative expense in the condensed consolidated statements of operations.

The following table represents the changes in the carrying amount of net intangible assets for the three months ended March 31, 2018 (dollars in thousands):

Total
Balance at December 31, 2017	$14,040
Amortization	(258)
Currency translation adjustment	87
Balance at March 31, 2018	$13,869

(10) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Broker-dealers	$171,944	$189,817	$83,599	$105,022
Clearing organizations	2,537	708	44,198	10,011
Securities borrowed	16,871	4,246	—	—
Securities loaned	—	—	4,346	4,245
Allowance for doubtful accounts	(834)	(864)	—	—
Total	$190,518	$193,907	$132,143	$119,278

*	See Securities Borrowed and Loaned below.

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Customers	$118,762	$75,062	$41,196	$23,568
Allowance for doubtful accounts	(405)	(367)	—	—
Net	$118,357	$74,695	$41,196	$23,568

Securities Borrowed and Loaned

Balances for securities borrowed and securities loaned relate to customer settlement activities. Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowed transactions require the Company to deposit cash with the lender. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of March 31, 2018:
Deposits paid for securities borrowed	$16,871	$—	$16,871	$16,871	$—
Deposits received for securities loaned	(4,346)	—	(4,346)	(4,321)	(25)
As of December 31, 2017:
Deposits paid for securities borrowed	$4,246	$—	$4,246	$4,246	$—
Deposits received for securities loaned	(4,245)	—	(4,245)	(4,229)	(16)

(11) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	March 31,	December 31,
	2018	2017
Accrued research payables	$63,120	$51,275
Accrued compensation and benefits	12,808	37,911
Settlement costs payable	18,000	—
Accrued rent	14,040	14,821
Trade payables	11,500	20,820
Deferred revenue	13,381	8,057
Deferred compensation	2,311	2,525
Accrued restructuring	4,604	6
Accrued transaction processing	1,492	3,257
Other	30,095	27,823
Total	$171,351	$166,495

(12) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At March 31, 2018, there was $83.4 million outstanding under these facilities at a weighted average interest rate of approximately 1.85% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, that matured in January 2018. On January 26, 2018, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 25, 2019. At March 31, 2018, there were no amounts outstanding under the Credit Agreement.

Term Debt

The Company had term loans of $2.5 million and $3.1 million outstanding at March 31, 2018 and December 31, 2017, respectively.

On December 21, 2017, the Company entered into a three year, $0.7 million note and security agreement with Hewlett-Packard Financial Services (“H-P Veritas Loan”), under which purchases of new software licenses and support were financed.  The loan principal is payable in three installments, of which $239,996 was paid in January 2018 and two installments of $229,994 are payable in January and March of 2019.  The loan does not accrue interest.

On December 30, 2015, the Parent Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services (“H-P Loan”), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 that began in April 2016 and accrues interest at 2.95%. At March 31, 2018 and December 31, 2017, there was $2.1 million and $2.4 million, respectively, outstanding under the H-P Loan.

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	March 31,
	2018	2017
Net income for basic and diluted income per share	$4,377	$5,302
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	32,890	32,949
Effect of dilutive securities	1,103	1,181
Average common shares used in diluted computation	33,993	34,130
Income per share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.16

For the periods ended March 31, 2018 and March 31, 2017, approximately 0.3 million and 0.2 million average shares, respectively, were anti-dilutive and thus not included in the computation of diluted EPS.

(14) Accumulated Other Comprehensive Income

The components and allocated tax effects of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 are as follows (dollars in thousands):

Three Months Ended March 31, 2018
Balance at December 31, 2017	$(21,397)
Other comprehensive income	1,069
Balance at March 31, 2018	$(20,328)

Three Months Ended March 31, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	2,026
Balance at March 31, 2017	$(31,951)

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments due to the internal capital structure for the Company’s foreign subsidiaries and the inclusion of foreign earnings and profits in U.S. taxable income pursuant to the Tax Cuts and Jobs Act.

(15) Net Capital Requirement

ITG Inc. and AlterNet are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet has elected to use the basic method permitted by Rule 15c3‑1, which requires the maintenance of minimum net capital equal to the greater of 6  2/3% of aggregate indebtedness or $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at March 31, 2018 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$87,222	$86,222
AlterNet	4,928	4,828

As of March 31, 2018, ITG Inc. had $9.2 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $3.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$24,025	$23,637
European Operations
Ireland	61,718	26,711
U.K.	1,411	361
Asia Pacific Operations
Australia	30,998	9,738
Hong Kong	2,987	2,604
Singapore	1,144	1,068

(16) Segment Reporting

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

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In the first quarter of 2018, the Company changed the way it measures the profitability of its regional segments to reflect the global nature of its business operations. Certain costs for senior management, product management, marketing, management information systems and infrastructure that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, the Company has restated previously reported segment results for the first quarter of 2017 to reflect these changes.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
Three Months Ended March 31, 2018
Total revenues	$48,486	$18,047	$44,830	$19,607	$514	$131,484
Income (loss) before income tax expense (benefit) (1)	(1,366)	3,829	11,909	4,680	(13,155)	5,897
Identifiable assets	338,020	78,553	321,069	63,026	—	800,668
Three Months Ended March 31, 2017
Total revenues	$53,393	$16,482	$36,712	$13,943	$305	$120,835
Income (loss) before income tax expense (benefit) (2)	(3,943)	2,831	9,938	1,114	(6,129)	3,811
Identifiable assets	412,323	90,276	330,309	51,748	—	884,656

Notes:

(1)	During the three months ended March 31, 2018, the Company incurred restructuring charges of $7.2 million related to the elimination of certain positions in the U.S.
(2)

The Company has restated segment results for the three months ended March 31, 2017, resulting in a decrease in U.S. expenses of $2.7 million and increases in expenses in Canada, Europe and Asia Pacific of $0.7 million, $1.3 million and $0.7 million, respectively.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Execution Services	$94,356	$86,287
Workflow Technology	26,575	23,100
Analytics	10,039	11,143
Corporate (non-product)	514	305
Total Revenues	$131,484	$120,835

The product group revenues noted above are consistent with the revenues recognized under ASC 606, except that the table includes $0.5 million of revenue in Analytics for functionality that is not a separate performance obligation from products and services provided by Workflow Technology and Execution Services.

(17) Dividend Program

During the three months ended March 31, 2018, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

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

The Company may at times maintain inventories in equity securities on both a long and short basis. Whereas long inventory positions represent the Company’s ownership of securities, short inventory positions represent obligations of the Company to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to the Company as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are recorded at fair value and are continuously monitored by the Company.

(19) Contingencies – Legal Matters

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

In connection with the announcement of the SEC investigation regarding AlterNet, two putative class action lawsuits were filed with respect to the Company and certain of its current and former executives, which were consolidated into a single action captioned In re Investment Technology Group, Inc. Securities Litigation before the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants made material misrepresentations or omitted to disclose material facts concerning, among other subjects, the matters that were the subject of the SEC settlement regarding AlterNet and the SEC investigation that led to the SEC settlement. The complaint seeks an unspecified amount of damages under the federal securities laws. On April 26, 2017, the court granted in part and denied in part the Company’s motion to dismiss the complaint and granted the plaintiff leave to file a motion to amend its complaint. On June 12, 2017, the plaintiff filed a motion to amend its complaint against certain of the individual defendants who were dismissed from the case in the court’s April opinion. On March 23, 2018, the court denied plaintiff’s motion to amend, thereby affirming its dismissal of certain of the individual defendants from the case.

On April 19, 2018, the Company reached an agreement in principle to settle the consolidated securities class action lawsuit. In exchange for a release of claims and a dismissal with prejudice, the settlement includes a payment to class members of $18 million, which is well within the policy limits of, and is expected to be paid by, the Company’s insurance carrier. The condensed consolidated statements of financial condition at March 31, 2018 include a payable to class members of $18.0 million in accounts payable and accrued expenses (also, see Note 11, Accounts Payable and Accrued Expenses) that is fully offset by a receivable from the Company’s insurance carrier in other assets. As a result, the settlement is not expected to impact the Company’s results. The settlement reached is solely to eliminate the uncertainties, burden and expense of further protracted litigation and does not constitute an admission of liability by the Company or its current or former executives or directors.  Specifically, the Company and its current and former executives and directors deny any liability or responsibility for the claims made and make no admission of any wrongdoing. The parties anticipate entering into a final settlement agreement outlining the complete terms of the settlement. The settlement is subject to certain conditions, including, among others, preliminary and final court approval and notice to the class of plaintiffs in the lawsuit. There is no assurance that a final settlement will be completed, court approval will be obtained or that class member participation will be sufficient.

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

While the Company cannot predict the outcome of the derivative lawsuit, the Company intends to defend it as appropriate. No reserve has been established for the derivative lawsuit since the Company is unable to provide a reasonable estimate of any potential liability given the stage of the proceeding. The Company believes, based on information currently available, that the outcome of the derivative lawsuit will not likely have a material adverse effect on its consolidated financial position.  In light of the inherent uncertainties of such proceeding, an adverse outcome may have a material impact on the results of operations for any particular period.

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

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 16, Segment Reporting, to the condensed consolidated financial statements). These four operating segments provide the following categories of products and services:

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

In the first quarter of 2018, we changed the way we measure the profitability of our regional segments to reflect the global nature of our business operations. Certain costs for senior management, product management, marketing, management information systems and infrastructure that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, we have restated previously reported segment results for the prior year period to reflect these changes.

Sources of Revenues

Revenues from our products and services are generated from commissions and fees, recurring (subscriptions) and other sources.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value‑added FIX‑based financial electronic communications network) and third‑party brokers and alternative trading systems whose trading products are made available to our clients on our order management system (“OMS”), and our execution management system (“EMS”), including the new Algo Wheel functionality we have embedded within Triton. The Algo Wheel is a broker-neutral tool for allocating trades to broker algorithms in an unbiased systematic fashion using a quantifiable method for evaluating and rewarding brokers for execution performance. We also have commission sharing arrangements for our Single Ticket Clearing service and our RFQ‑hub request‑for‑quote service. Because commissions are earned on a per‑transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by the existence of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer‑to‑computer links to customers through ITG Net and third‑party networks and phone orders from our customers.

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

Other revenues include: (1) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign exchange transactions unrelated to equity trades, (2) non-recurring consulting services, such as one-time implementation and customer training related activities, (3) investment income from treasury activity, (4) interest income on securities borrowed in connection with customers’ settlement activities, (5) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including trade errors and client trade accommodations), (6) non‑recurring gains and losses such as divestitures and (7) fees earned for clearing securities transactions on behalf of other broker-dealers.

As a result of adopting ASC 606 on January 1, 2018, we identified two key accounting changes that affect the timing of revenue recognition as it relates to bundled commission arrangements and fees for software licenses.  The financial impact of these accounting changes includes (1) a deferral of revenues primarily generated in the first half of the year for commissions attributable to analytics products under bundled arrangements that will be recognized over the course of the year as the performance obligations for those analytics products are satisfied and (2) an acceleration of license fee revenues to the delivery date for software provided for a specified period.  These changes only relate to the timing of when revenue is recognized and have no effect on the underlying transaction price of the products and services we perform.  For more information on our evaluation of the revenue recognition standard and its impact on our financial statements, see Note 3, Revenue from Contracts with Customers, to the condensed consolidated financial statements.

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

Adjusted expenses, adjusted pre-tax income, adjusted income tax expense and adjusted net income, together with related per share amounts, are non‑GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted expenses, adjusted pre-tax income, adjusted income tax expense and adjusted net income to expenses, income before income tax expense, income tax expense and net income and related per share amounts as determined in accordance with U.S. GAAP for the three months ended March 31, 2018 are provided below (dollars in thousands except per share amounts).  There were no such adjustments during the three months ended March 31, 2017.

Three Months Ended
March 31,
2018
Total expenses	$125,587
Less:
Restructuring (1)	(7,165)
Adjusted expenses	$118,422

Income before income tax expense	$5,897
Effect of adjustments	7,165
Adjusted pre-tax income	$13,062

Income tax expense	$1,520
Tax effect of adjustments (1)	—
Reduction in tax reserves (2)	1,862
Adjusted income tax expense	$3,382

Net income	$4,377
Net effect of adjustments	5,303
Adjusted net income	$9,680

Diluted income per share	$0.13
Net effect of adjustments	0.15
Adjusted diluted income per share	$0.28

(1)

During the three months ended March 31, 2018, we incurred restructuring charges of $7.2 million related to the elimination of certain positions in the U.S. Due to the full valuation on U.S. deferred tax assets, there is no tax effect on this adjustment.

(2)	During the three months ended March 31, 2018, we resolved a multi-year tax contingency in the U.S. and reduced tax reserves by $1.9 million.

Executive Summary for the Quarter Ended March 31, 2018

Consolidated Overview

Our overall results for the first quarter were strong, with the highest revenues and adjusted net income since the second quarter of 2015.  We continued to achieve solid results in our international operations, posting record levels of revenue and profits in both Europe and Asia Pacific. U.S. revenues were lower due mainly to weaker performance in our regional Execution Services offering, as commission share revenues from our Workflow Technology products saw significant growth globally.

Our revenues during the first quarter of 2018 were $131.5 million, 9% higher than the first quarter of 2017. On a U.S. GAAP basis, we earned net income of $4.4 million, or $0.13 per diluted share in the first quarter of 2018, compared to net income of $5.3 million, or $0.16 per diluted share in the first quarter of 2017. Our GAAP results in the first quarter of 2018 included a restructuring charge of $7.2 million, or $0.21 per diluted share, related to the elimination of certain positions in the U.S., partially offset by a benefit of $1.9 million, or $0.06 per diluted share, related to a reduction in tax reserves from resolving a multi-year contingency in the U.S. On an adjusted basis excluding those items, we generated net income of $9.7 million, or $0.28 per diluted share in the first quarter of 2018. There were no non-GAAP adjustments to results for the first quarter of 2017.

First quarter 2018 results include the impact of adopting a new accounting pronouncement that changes the timing of revenue recognition and requires global commission revenues attributed to analytics products under bundled arrangements to be recognized over the course of the annual service period. This change resulted in the deferral of $3.8 million in commission revenues in the first quarter of 2018. It is expected to result in the deferral of approximately $2 million in revenues in the second quarter of 2018. These deferrals are expected to be offset by increased recognition of bundled commission revenues in the second half of the year. This accounting change also accelerated the recognition of software license fees, increasing revenues by $0.4 million during the three months ended March 31, 2018.

The U.S. staff positions eliminated at the end of the first quarter of 2018 through the restructuring and attrition are expected to save nearly $10 million in annual costs, of which approximately $8.5 million is expected to be saved by our U.S. operations and the balance is expected to be saved in our international segments through reduced cost allocations. The total cost reduction measures we have implemented since launching the Strategic Operating Plan (“SOP”) in the third quarter of 2016 have resulted in annual savings of more than $30 million.  These savings are fully funding investments we are making under the SOP and in strategic hires.

We are continuing our focus on the execution of our SOP, which aims to enhance our global capabilities in liquidity, execution, analytics and workflow technology solutions. As of March 31, 2018, our total investment under the plan since its inception in late July 2016 is approximately $27 million.

Segment Discussions

In the first quarter of 2018, we changed the way we measure the profitability of our regional segments to reflect the global nature of our business operations. Certain expenses that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, we have restated previously reported segment results for the first quarter 2017 resulting in a decrease in U.S. expenses of $2.7 million and increases in expenses in Canada, Europe and Asia Pacific of $0.7 million, $1.3 million and $0.7 million, respectively.

In the U.S., our U.S. average daily volume (“ADV”) was 4% higher than the fourth quarter of 2017 and 9% lower than the first quarter of 2017. Market-wide trading activity increased in the first quarter of 2018 on both a sequential and year-over-year basis from sharp spikes in volatility, which reduced block trading activity, and from higher levels of trading in exchange-traded funds (“ETFs”). These market dynamics generally result in a lower market share for us. Overall revenues were down 9% as compared to the prior-year quarter, primarily reflecting in part decreased trading in our POSIT Alert block crossing system, a reduction in lower-margin sell-side trading and the impact of the commission deferral under the new revenue recognition standard. These decreases were offset in part by an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel.

Our trading activity in Canada was robust during the quarter despite a slight reduction in market-wide volumes as compared to the first quarter of 2017. Average daily volume executed in our Canadian broker was 11% higher than the first quarter of 2017 while market-wide volumes were down 3% versus the prior year quarter. Overall revenues were up 9% compared to the prior-year quarter, with MATCHNow setting a new quarterly revenue record.

In Europe, we set new records for revenues and profitability during the first quarter of 2018. Our executed daily value increased 2% in British pound terms compared to the first quarter of 2017, which was below the 13% increase in daily market-wide trading activity due to the impacts of increased volatility and the implementation of dark pool trading caps in March under the new Markets in Financial Instruments Directive (“MiFID”) II regulations. Overall revenues were up 22% over the first quarter of 2017, driven in part by a 55% increase in value traded in our POSIT Alert block crossing system, which is generally exempt from the caps, and strong growth in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel.

In Asia Pacific, we achieved another quarter of record revenues and record profitability on a restated basis. Market-wide daily value traded in our five largest regional markets was up 50% versus the first quarter of 2017, while our daily value traded was up 68%. Overall Asia Pacific revenues rose 41% over the prior-year quarter.

Corporate activity in the first quarter of 2018 reduced GAAP pre-tax income by $13.2 million, including the $7.2 million cost to implement the staff reductions in the U.S. On an adjusted basis excluding that charge, corporate activity reduced first quarter 2018 pre-tax income by $6.0 million. Corporate activity in the first quarter of 2017 reduced pre-tax income by $6.1 million.

Capital Resource Allocation

During the first quarter of 2018, we repurchased 180,333 shares under our authorized repurchase program for $3.6 million, or an average cost of $19.80 per share. We also maintained our $0.07 quarterly dividend program, paying out $2.3 million in cash.

Our goal over the long term is to use our share repurchase program to offset dilution from the issuance of stock under employee compensation plans, although the number of shares repurchased may vary from period to period. We may repurchase additional shares opportunistically, depending on various factors including, among others, market conditions and competing needs for the use of our capital. During February 2018, the Board of Directors increased our share repurchase program by an additional 4.0 million shares.

Results of Operations — Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

U.S. Operations

	Three Months Ended March 31,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$35,627	$40,561	$(4,934)	(12)%
Recurring	11,888	11,921	(33)	(0)%
Other	971	911	60	7%
Total revenues	48,486	53,393	(4,907)	(9)%
Expenses:
Compensation and employee benefits	22,409	24,991	(2,582)	(10)%
Transaction processing	8,309	10,948	(2,639)	(24)%
Other expenses	19,134	21,397	(2,263)	(11)%
Total expenses	49,852	57,336	(7,484)	(13)%
Loss before income tax	$(1,366)	$(3,943)	$2,577	65%

*  Restated for comparability purposes, resulting in a decrease in U.S. expenses of $2.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

We adopted the new revenue recognition standard on January 1, 2018, which resulted in a $2.0 million reduction in commissions and fees from deferring revenue attributable to bundled commission arrangements for analytics products. We expect to recognize these deferred commissions in the second half of 2018 as we deliver products under the bundled arrangements. The remaining decline in commissions and fees was attributable to reduced trading in our POSIT Alert block crossing system, a reduction in lower-margin sell-side trading and the spin-out of our derivatives business to the Matrix derivatives venture in mid-February. Our overall revenue per share was unchanged from the prior-year quarter at $0.0037. Our market share declined from 2.07% in the fourth quarter of 2017 to 1.80% in the first quarter of 2018 due to the impacts of increased volatility on block trading and the market-wide growth in ETF trading.  The decreases in commissions and fees noted above were offset in part by an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel.

	Three Months Ended March 31,
U.S. Operations: Key Indicators*	2018	2017	Change	% Change
Total trading volume (in billions of shares)	8.4	9.4	(1)	(11)%
Average trading volume per day (in millions of shares)	137.4	150.9	(14)	(9)%
Average revenue per share	$0.0037	$0.0037	$—	—%
U.S. market trading days	61	62	(1)	(2)%

* Excludes activity from the trading of derivatives and Latin America equities, commission share arrangements and the deferral of commissions under bundled trading arrangements for analytics products.

Recurring revenues were comparable to the first quarter of 2017 primarily due to an increase in OMS license fees from the revenue acceleration required by the new accounting standard that was offset by slight decreases in connectivity and billed analytics product revenue.

Other revenues increased 7% from the first quarter of 2017 primarily due to dividend income on short settlements and a reduced impact from client trade accommodations, partially offset by a decrease in market data tape rebate revenue.

Compensation and employee benefits decreased 10% from the prior year period, primarily due to employee termination costs incurred in the first quarter of 2017 of $2.5 million. The impact of lower salaries from reduced headcount and lower bonus accruals was largely offset by a reduction in capitalized compensation for software development.

Transaction processing costs decreased 24% compared to the first quarter of 2017, which was much steeper than the 9% reduction in ADV due to the impact of reduced lower-margin sell-side trading and the spin-out of our derivatives business to the Matrix venture in February 2018. As a percentage of commissions and fees, transaction processing costs decreased to 23.3% in the current period from 27.0% during the prior year period due to the factors mentioned above, offset in part by the impact of deferring commissions attributable to bundled arrangements for analytics products.

Other expenses decreased 10% compared to the prior year period due primarily to decreases in occupancy and equipment expenses related to the reduction of office space in our New York headquarters in late December 2017 and the reduction in office space in Boston in late March 2017. In addition, costs incurred during the first quarter of 2017 included a charge of $0.8 million to implement the reduction in our Boston office space.

Canadian Operations

	Three Months Ended March 31,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$15,777	$14,232	$1,545	11%
Recurring	1,332	1,303	29	2%
Other	938	947	(9)	(1)%
Total revenues	18,047	16,482	1,565	9%
Expenses:
Compensation and employee benefits	5,390	4,864	526	11%
Transaction processing	2,943	2,931	12	0%
Other expenses	5,885	5,856	29	0%
Total expenses	14,218	13,651	567	4%
Income before income tax	$3,829	$2,831	$998	35%

*  Restated for comparability purposes, resuting in an increase in Canadian expenses of $0.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $0.6 million and $0.4 million, respectively, resulting in an increase of $0.2 million to pre-tax income.

Overall commissions and fees increased 11% compared to the first quarter of 2017 due to an 11% growth in ADV in our Canadian broker. We achieved this growth despite a 3% decline in market-wide trading volumes due to increased activity from buy-side clients, record volumes and revenues in our MATCHNow marketplace and the positive impact of currency movements.

Recurring revenues increased 2% compared to the prior year period as an increase in billed revenue for analytics products offset a small decrease in connectivity fees. Other revenues were comparable to the prior year period.

Compensation and employee benefits costs increased 11% compared to the first quarter of 2017 primarily due to higher incentive compensation, increased stock-based compensation and the impact of currency movements.

Transaction processing costs were comparable to the first quarter of 2017 as the impact of an 11% growth in ADV in our Canadian broker and currency movements was offset by a higher crossing rate on our executed volume in MATCHNow and a reduction in costs from self-clearing trades in U.S. stocks by Canadian clients. As a percentage of commissions and fees, transaction processing costs decreased to 18.7%, compared to 20.6% due to the factors noted above, offset in part by the impact of the commission deferral.

Other expenses were comparable to the prior year period as higher costs for hardware and software were offset by a reduction in the amount charged for our global research and development resources.

European Operations

	Three Months Ended March 31,
$ in thousands	2018	2017*	Change	% Change
Revenues
Commissions and fees	$40,513	$32,781	$7,732	24%
Recurring	4,363	3,982	381	10%
Other	(46)	(51)	5	10%
Total revenues	44,830	36,712	8,118	22%
Expenses:
Compensation and employee benefits	10,965	9,862	1,103	11%
Transaction processing	11,523	8,146	3,377	41%
Other expenses	10,433	8,766	1,667	19%
Total expenses	32,921	26,774	6,147	23%
Income before income tax	$11,909	$9,938	$1,971	20%

*  Restated for comparability purposes, resulting in an increase in European expenses of $1.3 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Overall currency rate changes in the European region increased revenues and expenses by $4.3 million and $2.8 million, respectively, resulting in an increase of $1.5 million to pre-tax income. This increase in pre-tax income was largely attributable to the strengthening of the Euro as revenues and expenses originated in British pounds largely offset.

Commissions and fees increased 24% over the first quarter 2017 due primarily to record trading in our POSIT Alert block crossing system, growth in algorithmic trading and an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel. The growth in commissions and fees also included $4.1 million of additional revenue from favorable currency movements.  These increases were partially offset by reduced levels of non-block trading in POSIT from the implementation in March of the dark pool trading caps required under the MiFID II regulations.

Recurring revenues increased 10% from the prior year period due to growth in our RFQ-hub platform and new revenues for research payment account (“RPA”) administration fees as a result of MiFID II regulations for unbundling that went into effect in January 2018.

Compensation and employee benefits increased 11% from the first quarter of 2017 due to increased salaries and the impact of currency movements.

Transaction processing costs increased 41% from the prior year period, reflecting a lower crossing rate in POSIT, an increase in rebates paid to introducing firms, higher costs to execute ETF trades, 2% growth in daily value traded in British pound terms and $1.2 million of additional costs from currency movements. As a percentage of commissions and fees, transaction processing costs increased to 28.4% in the first quarter of 2018 from 24.8% in the prior-year quarter.

Other expenses increased 19% from the first quarter of 2017 due to higher costs for facilities, hardware and software, market data and increased charges for our global research and development resources. In addition, costs increased by $0.7 million for the impact of currency movements.

Asia Pacific Operations

	Three Months Ended March 31,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$17,652	$12,306	$5,346	43%
Recurring	1,979	1,744	235	13%
Other	(24)	(107)	83	78%
Total revenues	19,607	13,943	5,664	41%
Expenses:
Compensation and employee benefits	5,245	5,163	82	2%
Transaction processing	4,305	2,831	1,474	52%
Other expenses	5,377	4,835	542	11%
Total expenses	14,927	12,829	2,098	16%
Income before income tax	$4,680	$1,114	$3,566	320%

*  Restated for comparability purposes, resulting in an increase in Asia Pacific expenses of $0.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation increased total Asia Pacific revenues and expenses by $0.4 million and $0.2 million, respectively, resulting in an increase of $0.2 million to pre-tax income.

Commissions and fees increased 43% over the first quarter of 2017 due to growth in our average daily value traded in the region of 68%.  This growth outperformed the 50% increase in average daily value traded market-wide due to the increased use of our trading algorithms and our POSIT Alert block crossing system. We also had a significant increase in commission revenue from our portfolio trading desk and higher commission sharing revenues from trades executed via our Triton EMS and the Algo Wheel and for trading technology licensed to regional broker-dealers.

Recurring revenues increased 13% over the first quarter of 2017 due to an increase in connectivity revenue, while other revenues improved due to a reduced impact from trade accommodations.

Compensation and employee benefits increased 2% over the prior year period due to higher incentive compensation, offset in part by an increase in capitalized compensation for software development.

Transaction processing costs increased 52% from the first quarter of 2017, which was lower than the 68% growth in daily value executed, due primarily to the impact of a higher proportion of our trading in larger markets where costs are lower. As a percentage of commissions and fees, transaction processing costs increased to 24.4% from 23.0% in the prior-year quarter due to the impact of a lower average commission rate.

Other expenses increased 11% over the first quarter of 2017 due to costs for expanded office space in Hong Kong, higher hardware and software costs and an increase in market data fees.

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

In the first quarter of 2018, we incurred a pre-tax loss from Corporate activities of $13.2 million, reflecting $0.5 million of investment income and $13.7 million of costs, compared to a pre-tax loss of $6.1 million in the prior year period, reflecting $0.3 million of investment income and $6.4 million of costs. Corporate costs in the first quarter of 2018 included a restructuring charge of $7.2 million to eliminate certain positions in the U.S. Excluding this charge, corporate costs were $6.5 million on an adjusted basis, up slightly from the prior year period due to an increase in legal fees. Corporate costs, including legal fees, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

Our effective tax rate was 25.8% on our pre-tax income in the first quarter of 2018 compared to a benefit of 39.1% on our pre-tax loss in the first quarter of 2017. The low rate in the first quarter of 2018 reflects the impacts of a $1.9 million benefit to reverse tax reserves following the resolution of uncertain tax positions in the U.S. for fiscal years 2011 and 2012 and higher profits generated in Asia Pacific, where we are not incurring tax expense due to fully reserved loss carryforwards. The tax benefit in the first quarter of 2017 resulted from the recording of a deferred tax asset on the U.S. loss incurred in the prior-year period. In the third quarter of 2017, the Company recorded a full valuation allowance against its U.S. deferred tax assets and discontinued recording any tax benefits on U.S. losses.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At March 31, 2018, unrestricted cash and cash equivalents totaled $230.3 million. Included in this amount is $90.1 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the internal capital structure of our foreign subsidiaries and the inclusion of foreign earnings and profits in U.S. taxable income pursuant to the Tax Cuts and Jobs Act, we do not anticipate a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of additional dividends in the foreseeable future.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At March 31, 2018, we had interest‑bearing security deposits totaling $28.4 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from non-standard settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 26, 2018, we entered into a new $150 million 364‑day revolving credit agreement (the “Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent (see Note 12, Borrowings, to the condensed consolidated financial statements).

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $3.1 million at March 31, 2018. In Europe, we maintained $6.0 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $40.1 million at March 31, 2018. As part of our European settlement activities, we may need to temporarily finance customer securities positions from non-standard settlements or delivery failures.  These financings may be funded from existing cash resources or short-term bank loans under uncommitted overdraft facilities with our clearing agent and a commercial bank.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$4,377	$5,302
Non-cash items included in net income	20,499	12,694
Effect of changes in receivables/payables from/to customers and brokers	(8,343)	(71,085)
Effect of changes in other working capital and operating assets and liabilities	(26,038)	(35,949)
Net cash used in operating activities	$(9,505)	$(89,038)

Our operating activities typically result in the use of cash in the first quarter of an annual period due to the impact of paying the cash portion of the prior year’s incentive compensation and for increased settlement receivables.  Net cash being used in operating activities during the three months ended March 31, 2018 was less than the prior-year period largely due to a significant decrease in the use of cash from settlement receivables. The reduced use of cash in operating activities from settlement receivables was partially offset by an increase in cash used in financing activities to reduce short-term bank borrowings. Other working capital changes also had less of a negative impact on cash used in operating activities compared to the prior period, mainly due to an increase in accrued research payables under client commission arrangements.

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

Investing Activities

Net cash used in investing activities of $10.2 million during the three months ended March 31, 2018 includes investments in software development projects, computer hardware and office space, as well as $0.6 million of cash included in our investment in the Matrix derivatives venture.

Financing Activities

Net cash used in financing activities of $36.4 million primarily reflects repayment of short‑term bank borrowings that are used to support our settlement activities, shares withheld for net settlements of share-based awards and capital returns through repurchases of our stock and our dividend program.

During the first three months of 2018, we repurchased approximately 0.6 million shares of our common stock at a cost of $11.9 million, which was funded from our available cash resources. Of these shares, nearly 0.2 million were purchased under our Board of Directors’ authorization for a total cost of $3.6 million (average cost of $19.80 per share). In addition, 0.4 million shares were repurchased for $8.3 million pertaining solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. In February 2018, the Board of Directors increased our share repurchase authorization by an additional 4.0 million shares. As of March 31, 2018, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.4 million. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1.

Regulatory Capital

ITG Inc. and AlterNet are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet has elected to use the basic method permitted by Rule 15c3‑1, which requires the maintenance of minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at March 31, 2018 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$87,222	$86,222
AlterNet	4,928	4,828

As of March 31, 2018, ITG Inc. had $9.2 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $3.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at March 31, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$24,025	$23,637
European Operations
Ireland	61,718	26,711
U.K.	1,411	361
Asia Pacific Operations
Australia	30,998	9,738
Hong Kong	2,987	2,604
Singapore	1,144	1,068

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

As of March 31, 2018, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard requires a lessee to recognize an asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but more significant management judgment will be required. The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach, which requires leases to be recognized and measured at the beginning of the earliest period presented in the financial statements, is required for adoption.  We are currently in the assessment phase of our evaluation of this guidance, where we are conducting detailed reviews of the Company’s real estate and equipment leases and facilitating scoping interviews to identify the complete population of the Company’s lease arrangements, including any embedded lease arrangements within the Company’s service contracts.

Critical Accounting Estimates

There has been no significant change to our critical accounting estimates, which are more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please see our Annual Report on Form 10-K (Item 7A) for the year ended December 31, 2017. There has been no material change in this information.

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

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 19. Contingencies—Legal Matters” and is incorporated herein by reference.

Item 1A. Risk Factors

There has been no significant change to the risks or uncertainties that may affect our results of operations since December 31, 2017. Please see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first three months of 2018, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2018
To: January 31, 2018	163,434	$21.36	13,425	548,130
From: February 1, 2018
To: February 28, 2018	401,355	19.81	144,006	4,404,124
From: March 1, 2018
To: March 31, 2018	22,902	19.69	22,902	4,381,222
Total	587,691	$20.24	180,333

(a)	This column includes the acquisition of 407,358 common shares from employees in order to satisfy minimum statutory withholding tax requirements upon net settlement of equity awards.
(b)

In February 2018, our Board of Directors authorized the repurchase of an additional 4.0 million shares. This authorization has no expiration date. As of March 31, 2018, there were 4.4 million shares remaining available for repurchase under ITG’s stock repurchase program. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of our capital.

During the first three months of 2018, we repurchased approximately 0.6 million shares of our common stock at a cost of $11.9 million, which was funded from our available cash. Of these shares, nearly 0.2 million were purchased under our Board of Directors’ authorization for a total cost of $3.6 million (average cost of $19.80 per share). In addition, nearly 0.4 million shares repurchased for $8.3 million pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.  As of March 31, 2018, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.4 million.

During the first quarter of 2018, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1*(†)	Separation Agreement dated as of March 23, 2018 between James P. Selway III and Investment Technology Group, Inc.

10.2*(†)	Offer letter dated as of June 20, 2016 between Brian Pomraning and Investment Technology Group, Inc.
31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: May 2, 2018	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Chief Administrative Officer and Duly Authorized Signatory of Registrant